Form 10-K405
period 1998-12-31
MANNATECH INC
filed 1999-03-31
CIK 1056358

                                      1998
================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                         Commission File No. 000-24657

                            MANNATECH, INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                TEXAS                                         75-2508900
   (State or other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                          Identification No.)

    600 S. ROYAL LANE, SUITE 200
           COPPELL, TEXAS                                        75019
(Address of Principal Executive Offices)                        (Zip Code)

       Registrant's Telephone Number, including Area Code: (972) 471-7400

       Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                 --------------
                   Common Stock, Par Value $0.0001 Per Share


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [X] .

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ V ]

     THE AGGREGATE MARKET VALUE OF THE 6,833,811 SHARES OF REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $73,890,581, BASED ON THE CLOSING PRICE OF THE REGISTRANT'S COMMON STOCK ON THE NASDAQ NATIONAL MARKET ON MARCH 24, 1999 OF $10 13/16 PER SHARE.

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK, PAR VALUE $0.0001 PER SHARE, AS OF MARCH 24, 1999, THE LATEST PRACTICABLE DATE, WAS 24,076,753.

                      DOCUMENTS INCORPORATED BY REFERENCE
     None.

================================================================================

                               TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I
 Item 1.  Business........................................................................................     1
          General.........................................................................................     1
          Industry Overview...............................................................................     2
          Operating Strengths.............................................................................     3
          Growth Strategy.................................................................................     4
          Products........................................................................................     4
          Product Development.............................................................................     5
          Product Distribution System.....................................................................     6
          Information Technology and Systems..............................................................     9
          Production and Distribution.....................................................................    10
          Government Regulation...........................................................................    10
          Competition.....................................................................................    14
          Employees.......................................................................................    14
 Item 2.  Properties......................................................................................    14
 Item 3.  Legal Proceedings...............................................................................    15
 Item 4.  Submission of Matters to a Vote of Security Holders.............................................    15
PART II
 Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters...........................    16
 Item 6.  Selected Financial Data.........................................................................    18
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........    18
          Overview........................................................................................    18
          Reorganization..................................................................................    21
          Results of Operations...........................................................................    22
          Year ended December 31, 1998 compared with the year ended December 31, 1997.....................    22
          Year ended December 31, 1997 compared with the year ended December 31, 1996.....................    24
          Selected Quarterly Statements of Income.........................................................    26
          Liquidity and Capital Resources.................................................................    27
          Year 2000.......................................................................................    28
          Forward-Looking Statements......................................................................    29
          Impact of Inflation.............................................................................    29
          Recent Financial Accounting Standards Board Statements..........................................    29
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk......................................    29
 Item 8.  Financial Statements and Supplementary Data.....................................................    30
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    30
PART III
 Item 10. Directors and Executive Officers of the Registrant..............................................    31
          Directors and Executive Officers................................................................    31
          Committees of the Board of Directors............................................................    33
          Section 16(a) Beneficial Ownership Reporting Compliance.........................................    33
 Item 11. Executive Compensation..........................................................................    34
          Stock Option Grants in Last Fiscal Year.........................................................    34
          Director Compensation...........................................................................    35
          Executive Employment Agreements.................................................................    35
          Management Bonus Plan...........................................................................    35
          Compensation Committee Interlocks and Insider Participation.....................................    35
          Executive Compensation Report of the Board of Directors.........................................    36
          Compensation of Chief Executive Officer.........................................................    37
 Item 12. Security Ownership of Certain Beneficial Owners and Management..................................    38
 Item 13. Certain Relationships and Related Transactions..................................................    39
          Partnership Transactions........................................................................    39
          Incentive Compensation Agreements...............................................................    40

          Loans to Officers...............................................................................    40
          Transactions with Multi-Venture.................................................................    40
          Loans to Agritech Labs, Inc.....................................................................    40
PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    42

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Mannatech, Incorporated develops and sells proprietary nutritional supplements and topical products through a network marketing system. The Company sells its products in the United States, Canada and Australia through a network consisting of approximately 237,000 active Associates (an "active" Associate has purchased products from the Company within the last 12 months) as of February 28, 1999, and is currently planning to expand into the United Kingdom and Japan, while continuing to assess the potential and risks of expansion into other foreign markets. Since commencing operations in November 1993, the Company's net sales have grown from approximately $8.4 million in 1994 to approximately $164.9 million in 1998.

         The Company was incorporated on November 4, 1993 under the laws of the State of Texas. In April 1998, the Company formed a wholly-owned subsidiary, Mannatech Australia Pty Limited, which commenced operations on October 1, 1998, as a limited service provider. On September 10, 1998 the Company commenced a direct initial public offering (the "IPO"), in which the Company and certain selling shareholders sold an aggregate of 3,056,016 shares of the Company's common stock, par value $0.0001 per share (the "Common Stock"), at a price of $8.00 per share. The IPO was completed on February 12, 1999. Of the shares sold in the IPO, 1,500,000 were sold by the Company, yielding net proceeds to the Company of approximately $9.5 million after deducting (i) deferred offering costs of approximately $1.9 million, (ii) legal, accounting, printing and other costs of approximately $308,000, and (iii) the fee to the placement agent engaged by the Company to assist with the IPO of approximately $389,000. The remaining 1,556,016 shares were sold by the selling shareholders. Since the IPO, the Common Stock has been traded on the Nasdaq National Market under the symbol "MTEX."

         The Company is principally engaged in a single business segment; the development and distribution of nutritional supplements and topical products. Information for each of the Company's most recent three fiscal years, with respect to the amounts of revenues from sales, operating profit and identifiable assets of this segment is set forth under Item 6 of this report.

         The Company pursues a two-fold business strategy: (i) to develop a proprietary line of nutritional supplements having both health benefits and mass appeal to a general population demanding non-toxic healthcare alternatives and (ii) to provide an appealing framework for persons interested in the products to establish a direct sales business. To date, the Company has focused its development efforts primarily in the area of carbohydrate technology, creating a proprietary ingredient, Ambrotose(R) Complex, which combines the naturally occurring sugars required to support optimal cell-to-cell communication. Additional Company efforts have been focused on developing products based on scientific advances in the emerging field of phytochemistry, which has identified certain naturally occurring components of various plants, known as "phytochemicals," which, while not essential to sustain life, are fundamental to optimal health.

         Ambrotose(R) Complex is the cornerstone of the Company's product lines. These products are designed to support various systems and functions of the human body, including (i) the cell-to-cell communication system, (ii) the immune system, (iii) the endocrine system, (iv) the intestinal system and (v) the dermal system. The Company also markets products designed to aid in sports performance and nutritional support. The Company's products, Man-Aloe(R), Ambrotose(R) and Bulk Ambrotose(R), are designed to support cell-to-cell communication. For immune system support, the Company offers Phyt-Aloe(R), for adults, and Phyto-Bears(R), a chewable gummi-bear nutritional supplement product marketed to children but popular with adults. Other products include MVP(TM) and Plus for endocrine system support, MannaCleanse(TM) for intestinal system support and Emprizone(R), Firm and Ambroderm (formerly known as Naturalizer) for dermal care. The Company offers several products designed to aid sports performance by enhancing the body's natural recovery process and supporting lean tissue development, including Em-Pact(TM), Bulk Em-Pact(TM) and Sport with Ambrotose(R). The Company also markets Profile 1, Profile 2 and Profile 3, which support the body's nutritional needs.

         In March 1998, the Company introduced MannaBAR(TM), a nutritional supplement bar in two versions that contain the equivalent of the Company's recommended minimum daily supply of Ambrotose(R) Complex, Phyt-Aloe(R) and Plus. In September 1998, the Company introduced Manna-C(TM), a nutritional support for nasal and sinus health containing Ambrotose(R) Complex, monosaccharides necessary to the manufacture of glycoproteins and an herbal blend of Vitamin C and other nutrients which support most cell functions and, in October 1998, released Ambrostart, a nutritional support fiber drink containing Ambrotose(R) Complex, and Bulk Phyt-Aloe(R) an immune support system product. In addition to MannaBAR(TM) and Manna-C(TM), the Company plans to release additional products as new nutritional compounds or areas of consumer demand are identified by the Company. All new products are expected to contain proprietary components.

         The Company's products are marketed exclusively through a network marketing system. The Company believes that its network marketing system is well suited to its products, which emphasize health and nutrition, because network marketing allows in-person product education not available through traditional marketing techniques. The Company's network marketing system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment.

         The Company's principal executive offices are located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019, and the Company's telephone number is
(972) 471-7400. Unless the context otherwise requires, the term "Company" as used in this report shall mean Mannatech, Incorporated and its subsidiary.

INDUSTRY OVERVIEW

         The nutritional supplements industry is highly fragmented and intensely competitive. It includes companies that manufacture and distribute products that are generally intended to enhance the body's performance and well being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.

         According to Packaged Facts, an independent consumer market research firm, the retail market for nutritional supplements has experienced a compound annual growth rate in the United States of over 15% from 1992 to 1996. Sales in the principal domestic market in which the Company's products compete totaled approximately $6.5 billion in 1996. According to the Nutrition Business Journal Annual Industry Overview, in 1997, dietary supplement sales increased by 13% in the United States and sales in the principal domestic market in which the Company's products compete totaled approximately $12.6 billion. The Company believes that growth in the nutritional supplement market is driven by several factors, including (i) the general public's heightened awareness and understanding of the connection between diet and health, (ii) the aging population, particularly the baby-boomer generation, which is more likely to consume nutritional supplements, (iii) product introductions in response to new scientific research and (iv) the nationwide trend toward preventive medicine. With respect to the planned expansion into the United Kingdom and Japan, the October/November 1998 Nutrition Business Journal noted that during 1997, European dietary supplement sales were approximately $11.9 billion, 12% of which was derived from sales in the nutrition industry. For the Japanese dietary supplement market in 1997, sales of dietary supplements were approximately $6.4 billion, 54% of which was derived from direct sales in the nutrition industry.

         Nutritional supplements are sold primarily through (i) mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores, (ii) health food stores, (iii) mail order companies, and (iv) direct sales organizations. Direct selling, of which network marketing is a significant segment, has been enhanced in the past decade as a distribution channel due to advancements in technology and communications resulting in improved product distribution and faster dissemination of information. The distribution of products through network marketing has grown significantly in recent years. The World Federation of Direct Selling Associations (the "WFDSA") reports that, from 1990 through 1996, worldwide direct distribution of goods and services to consumers increased approximately 65%, resulting in the sale of nearly $80 billion of goods and services in 1996. According to the "Survey of Attitudes toward Direct Selling," commissioned by the Direct Selling Association (the "DSA"), and conducted and prepared by Wirthlin Worldwide (the "Wirthlin Report"), among the three categories experiencing the greatest gains in the direct selling industry since 1976 are food, nutrition and wellness products.

         According to the Wirthlin Report, approximately 51% of the American public has purchased products or services from a direct selling company at some point in the past, with 29% of those having made such a purchase in the last twelve months. Four in 10 adult Americans have expressed an interest in direct selling as a method of buying products and services, and 23% of those who have never purchased products and services from direct selling companies are interested in direct selling. The Company believes it is positioned to capitalize on the trends of growth in direct sales and demand for nutritional supplement products.

OPERATING STRENGTHS

         The Company's two-fold business strategy is to (i) develop a proprietary line of nutritional supplements having both health benefits and mass appeal to a general population demanding non-toxic healthcare alternatives, and (ii) provide an appealing framework for persons interested in the products to establish a direct sales business. The Company believes that it will be able to continue its growth by capitalizing on the following operating strengths:

         Proprietary Product Offerings. The Company offers an innovative line of products based upon its proprietary, patent-pending research. The Company believes that the discovery and development of products containing certain carbohydrates necessary to optimum health represents an expanding business opportunity for the Company. The Company recognized the nutritional need for the eight known monosaccharides to support optimal health, and developed and filed a patent application on a compound containing these monosaccharides. The Company includes this compound, Ambrotose(R) Complex, in each of its products. The Company believes that maintaining a proprietary line of products is important for two reasons: (i) it is a marketing factor that differentiates the Company from its competitors; and (ii) the limited availability helps to drive demand and enables premium pricing.

         Research and Development Capability. The Company believes that its experienced personnel and new research and development facilities will allow it to develop and market additional new proprietary products. The Company's research and development efforts are led by two scientists with an aggregate of 35 years of experience designing products based on emerging carbohydrate technology. In March 1998, the Company completed construction of a technologically advanced laboratory to be used for both quality assurance and product development. As a complement to its in-house staff and facilities, the Company has sought, and will continue to seek, strategic alliances with several large manufacturers of nutritional supplements. These companies work with the Company to create, develop and manufacture its proprietary products and lend additional guidance, which is helpful to the Company's strategic planning. In addition, the Company works with other smaller product companies to identify and develop new innovative niche products.

         Associate Support Philosophy. The Company is committed to providing the highest level of support services to its Associates. The Company believes that it meets the needs of, and builds loyalty with, its Associates through its highly personalized and responsive customer service. Company-sponsored Associate events held several times throughout the year provide education and motivation for thousands of Associates. These conferences feature a schedule of events that offers information, aids in business development for Associates and provides a venue for Associates to interact with the leading distributors and researchers of the Company. In addition, the Company believes it offers one of the most financially rewarding compensation plans offered to Associates in the direct selling industry. Commissions as a percentage of net sales were 40.7%, 41.0%, and 40.4% for 1996, 1997 and 1998, respectively.

         Flexible Operating Strategy. The Company considers flexibility to be a key component of its existing and ongoing success. The Company outsources production and forms strategic alliances to minimize capital expenditure where practicable. However, the Company maintains control of key operating functions, including product development and formulation, product warehousing and distribution, financial and operating functions and proprietary product raw material sourcing. The Company believes it is positioned to enter international markets in an efficient and cost-effective manner by leveraging the expertise and resources of its strategic allies in the areas of distribution and logistics, call center operations, product registration and export requirements. Information technology also plays a key role in providing operating flexibility to the Company. The proprietary technology systems used by the Company are designed to be quickly and easily adaptable in order to support expansion into new markets. By developing this technology infrastructure, the Company believes it has reduced the risks associated with operational inefficiencies typically encountered by network marketing companies during periods of rapid growth.

         Experience and Depth of Management Team. The Company's management team is comprised of experienced individuals drawn from a variety of backgrounds and expertise in certain fields, including product research and development, marketing, direct sales, legal and compliance, information technology and product distribution. All principal managers have substantial business experience, most with larger concerns, and bring the perspective of traditional business to the multi-level marketing endeavor of the Company. The goal of the management team is to provide a sound, systematic, reliable framework within which each Associate can fit his or her personal style of conducting business.

GROWTH STRATEGY

         The Company's primary growth strategy is to increase product sales through existing distribution channels, to continue to expand operations in existing markets in the United States, Canada and Australia, expand into new markets in the United Kingdom and Japan and to continue to assess the potential and risks of expansion into other international markets. The Company believes that its growth will be based on the following factors:

         Introduce New Products. The Company's product development strategy is to expand its existing product lines and bring new proprietary and, where possible, patentable products to market that can be developed into new product lines. Since its inception, the Company has introduced new products each year. The Company currently intends to introduce new products each year, expecting each to contain one or more proprietary components and complement existing products. The Company believes that its newly enhanced research and development capabilities will facilitate its ability to develop these new products.

         Attract New Associates and Enhance Associate Productivity. The Company has enjoyed significant growth in the number of Associates by leveraging its operating strengths and creating a business climate which promotes growth in the number of Associates qualifying for recognition and increases the retention, motivation and productivity of high-level Associates. The Company plans to introduce new Associate achievement levels in part to encourage greater retention, motivation and productivity. In addition, the Company plans to encourage growth in the number of Presidential Associates, currently the highest level of achievement attainable by an Associate, by modifying Associate events and recognition programs.

         Enter New Markets. In October 1998, the Company opened its Australian headquarters in St. Leonards, Australia and is further exploring the possibilities for further expansion into the United Kingdom and Japan while continuing to research several additional countries. By employing its flexible operating strategy in the international sector, the Company believes it will be able to enter new markets in a cost-effective and efficient manner. In addition, the Company will evaluate the following factors in its decision to expand into new markets: (i) size of market; (ii) anticipated demand; and (iii) ease of entry. The Company believes that growth potential exists in international markets.

PRODUCTS

         The Company markets a line of quality, proprietary products, including 20 different nutritional products and three topical products. The Company also offers a variety of sales aids, including enrollment and renewal packs (which include products), brochures and videotapes, which accounted for approximately 29.3%, 24.7% and 18.9% of net sales in 1996, 1997 and 1998, respectively. The Company believes its focused product line contributes to efficient distribution and inventory management. The Company believes that the discovery and use of certain carbohydrates offers significant potential for nutritional benefits. Healthy bodies, comprised of many sophisticated components working together, must have accurate internal communication to function at an optimal level. In its most basic form, this communication occurs at the cellular level and is referred to by molecular biologists as cell-to-cell communication. To maintain a healthy body, cells must "talk" to other cells. Scientists have learned that glycoproteins, or molecules found on the surface of all cells, play a key role in all cell-to-cell communication. The name, glycoprotein, is derived from the molecules' composition: sugar (glyco) and protein. Because up to 85% of glycoproteins are composed of specific monosaccharides, the body's need for these carbohydrates is important.

         Harper's Biochemistry, a leading biochemistry reference source, lists eight monosaccharides commonly found in human glycoproteins, which are known to be important to the healthy functioning of cell-to-cell communications in the human body. These monosaccharides are fucose, galactose, glucose, mannose, N-acetylgalactosamine, N-acetylglucosamine, N-acetylneuraminic acid and xylose, and belong to a universe of approximately 200 monosaccharides found in nature.

         The Company recognized the human body's need for these monosaccharides to support optimal health. In response, the Company developed and filed a patent application on Ambrotose(R) Complex, which is directed at these monosaccharides and their various uses. By filing this patent application, the Company seeks to establish a proprietary position in the nutritional supplement market. This proprietary glyconutritional compound, Ambrotose(R) Complex, is a component of each of the Company's products.

         The following chart lists the Company's products, and the body systems targeted by each, as of December 31, 1998.

-------------------------------------------------------------------------------------------------------------------------
                        Cell-to-Cell      Immune      Endocrine     Intestinal      Dermal        Sports      Nutritional
                        Communication     System        System        System        System      Performance      Needs
-------------------------------------------------------------------------------------------------------------------------
Ambroderm(1)                                                                           X
-------------------------------------------------------------------------------------------------------------------------
Ambrostart(TM)                X                                         X                           X
-------------------------------------------------------------------------------------------------------------------------
Ambrotose(R)                  X
-------------------------------------------------------------------------------------------------------------------------
Bulk Ambrotose(R)             X
-------------------------------------------------------------------------------------------------------------------------
Bulk Em-Pact(TM)                                                                                    X
-------------------------------------------------------------------------------------------------------------------------
Em-Pact(TM)                                                                                         X
-------------------------------------------------------------------------------------------------------------------------
Emprizone(R)                                                                           X
-------------------------------------------------------------------------------------------------------------------------
Firm                                                                                   X
-------------------------------------------------------------------------------------------------------------------------
Man-Aloe(R)                   X
-------------------------------------------------------------------------------------------------------------------------
MannaBAR(TM)                  X             X             X
  Carbohydrate
  Formula
-------------------------------------------------------------------------------------------------------------------------
MannaBAR(TM)                  X             X             X
  Protein Formula
-------------------------------------------------------------------------------------------------------------------------
Manna-C(TM)                                 X
-------------------------------------------------------------------------------------------------------------------------
MannaCleanse(TM)                                                        X
-------------------------------------------------------------------------------------------------------------------------
Mannatonin                                                X
-------------------------------------------------------------------------------------------------------------------------
MVP(TM)                                                   X
-------------------------------------------------------------------------------------------------------------------------
Bulk Phyt-Aloe(R)                           X
-------------------------------------------------------------------------------------------------------------------------
Phyt-Aloe(R)                                X
-------------------------------------------------------------------------------------------------------------------------
Phyto-Bears(R)                              X
-------------------------------------------------------------------------------------------------------------------------
Plus                                                      X
-------------------------------------------------------------------------------------------------------------------------
Profile 1                                                                                                          X
-------------------------------------------------------------------------------------------------------------------------
Profile 2                                                                                                          X
-------------------------------------------------------------------------------------------------------------------------
Profile 3                                                                                                          X
-------------------------------------------------------------------------------------------------------------------------
Sport with                                                                                          X
  Ambrotose(R)
-------------------------------------------------------------------------------------------------------------------------


(1)    Formerly Naturalizer.

PRODUCT DEVELOPMENT

         The Company's overall product strategy is to develop proprietary nutritional supplements which capitalize on existing and emerging scientific knowledge and the growing worldwide interest in alternative healthcare and optimal health. The Company focuses on bringing new proprietary and, where possible, patentable products to market that can be developed into new product lines, while expanding its existing product line. The Company believes it is well positioned to take advantage of the ability to provide educational information regarding dietary supplements and the increased development of nutritional supplements and functional foods resulting from the enactment of DSHEA.

         The Company intends to launch new products each year at its corporate events. Selection of the products developed will be based on the marketability and proprietary nature of the product, taking into account regulatory considerations, the availability of components and the existence of data supporting claims of functionality. To support and validate the proprietary nature of the Company's product line, appropriate research is conducted under the direction of the Company's research and development department both before and after product launch.

         The following chart indicates the year of introduction of each of the Company's products:

Year                                      Products Introduced
----                                      -------------------
1994     Man-Aloe(R), Plus, MVP(TM), Sport, Ambroderm (formerly Naturalizer), Phyt-Aloe(R), Firm
1995     Phyto-Bears(R), Em-Pact(TM), Emprizone(R)
1996     Ambrotose(R), Mannatonin, Profile 1, 2 and 3, Sport with Ambrotose(R)
1997     Bulk Ambrotose(R), Bulk Em-Pact(TM), MannaCleanse(TM)
1998     MannaBAR(TM) Carbohydrate Formula, MannaBAR(TM) Protein Formula, Manna-C(TM), Ambrostart(TM),
         Bulk Phyt-Aloe(R)

PRODUCT DISTRIBUTION SYSTEM

         Overview. The foundation of the Company's sales philosophy and distribution system is network marketing. As with most network marketing systems, the Company's Associates purchase products for retail sale and personal consumption. The Company believes network marketing is an effective vehicle to distribute the Company's products for the following reasons: (i) the benefits of the Company's products are more readily explained on an individual, educational basis, which emphasizes the manner in which its products work, and is more direct than the use of television and print advertisements; (ii) direct sales allow for actual product testing by a potential consumer; (iii) the impact of Associate and consumer testimonials is enhanced; and (iv) as compared to other distribution methods, Associates can provide higher levels of customer service and attention by, among other things, following up on sales to ensure proper product usage and customer satisfaction, and encouraging repeat purchases.

         The Company encourages Associates to enroll new Associates with whom the Associates may have an ongoing relationship as a family member, friend, business associate, neighbor or otherwise. To become an Associate of the Company, a person may enroll as a Preferred Customer and subsequently execute an Associate Application, sponsor new Associates or purchase an Associate starter pack. Each starter pack includes some combination of nutritional products, promotional materials and free admission to the Company's events. Each pack also allows the Associate to purchase products at the Company's wholesale price. The Company plans to offer a comparable Associate starter pack in each country in which it does business. All pack prices herein are stated in United States currency. In May 1998, the Company introduced new starter and renewal packs for Associates in the United States and Canada priced at $29.00. Historically, the United States and Canada Associate starter packs could be purchased at $49.00, $229.00, $339.00, $568.00 and $1,000.00 levels. Beginning
June 1998, the United States and Canada Associate starter packs can be purchased at $29.00, $49.00, $289.00, $664.00 and $1,000.00 levels. In
Australia, the Associate starter pack is available only at the $31.00 level. For more detailed information regarding the starter packs, see table in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company also requires an Associate to renew their status each year by either (i) renewing as a Preferred Customer and continuing to sponsor new Associates or (ii) by purchasing a renewal pack. Prior to June 1998, Associates in the United States and Canada were able to renew their Associate status for $49.00, $229.00 or $568.00. Since the institution, in May 1998, of the $29.00
Preferred Customer Pack, Associates in the United States and Canada have been able to renew their Associate status for $29.00, $200.00 or $350.00. Associates choosing not to renew their Associate status may continue to purchase the Company's products at the wholesale price and resell the products; however, such a person would not be qualified to earn commissions or bonuses under the Company's compensation plan.

         Associates are also eligible to purchase upgrade packs. Historically, Associates in the United States and Canada could purchase upgrade packs for $229.00, $339.00, $568.00 or $1,000.00. Beginning in June 1998, Associates in
the United States and Canada were able to purchase upgrade packs for $289.00, $375.00, $664.00 or $1,000.00. Australia Associates can purchase upgrade packs for $262.00, $358.00 or $620.00. Upgrade packs are accounted for as renewal packs as they renew an Associate's membership for one year from the time of upgrade.

         Total Associate packs sold were 117,688, 174,680 and 175,479 in 1996, 1997 and 1998, respectively. Renewal packs sold were 19,875, 41,219 and 58,476, respectively, for the same periods. The number of starter packs sold were 97,813, 133,461 and 117,003, respectively, for such periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company believes that Associates will be more likely to remain with the Company if they are enrolled with the Company by someone with whom they have an ongoing relationship. The Company also believes that its network marketing system will continue to build a base of potential consumers for additional products. The Company encourages, but does not require, Associates to use the Company's products, nor does the Company require a person to be an Associate in order to be a consumer of the Company's products. The Company believes its network marketing system is particularly attractive to prospective Associates because of the potential for supplemental income and because Associates are not required to purchase any inventory, have no account collection issues, have minimal paperwork requirements and have a flexible work schedule. The sales efforts of Associates are supported through various means, including Company-sponsored events held periodically throughout the year.

         The effectiveness of direct selling as a distribution channel has been enhanced in the past decade through advancements in communications, including telecommunications, and the proliferation of the use of videotape players, fax machines and personal computers. The Company produces high-quality video tapes and audio tapes for use in product education, demonstrations and sponsoring sessions that project a desired image for the Company and its product line. The Company believes that high quality sales aids play an important role in the success of Associate efforts. The Company is committed to fully utilizing current and future technological advances to continue to enhance the effectiveness of direct selling.

         Associates pay for products prior to shipment. The Company carries no accounts receivable from Associates, except for minor amounts owing due to check returns or other exceptions. Associates pay for products primarily by credit card, with cash, money orders and checks representing a small portion of all payments. Associates may automatically order product, on a continuous basis, and receive a discount. Automatic orders accounted for approximately 36.9% and 44.9% of net sales for the years ended December 31, 1997 and 1998, respectively.

         Associate Development. The Company believes that key contributing factors to its long-term growth and success are the recruitment of new Associates and retention of existing Associates. The Company is active in the development of Associates, including in the areas of recruitment, support, motivation and compensation.

         The Company primarily relies on current Associates to sponsor new Associates. The sponsoring of new Associates creates multiple levels in the network marketing structure. Persons whom an Associate sponsors are referred to as "downline" or "sponsored" Associates. Once a person becomes an Associate, he or she is able to purchase products directly from the Company at wholesale prices for resale to consumers or for personal consumption. The Associate is also entitled to sponsor other Associates in order to build a network of Associates and product users.

         The Company also relies heavily on existing Associates to train new Associates, utilizing a new training program for Associates ("Accredited Training") developed using both the expertise of experienced corporate trainers and the experience of seasoned Associates. While the Company provides brochures, magazines and other sales materials, Accredited Training is specially designed to provide systematic and uniform training to Associates about the Company, its products, methods of doing business and compensation plan. As of January 1998, only Associates who have participated in Accredited Training are eligible to receive remuneration for training other Associates.

         The Company makes the needs of its Associates a priority, in accordance with its stated corporate philosophy. The Company provides a high level of support services tailored to the needs of its Associates, including motivational meetings, educational and informative conference calls, automated fax services, ordering and distribution system, personalized customer service via telephone, the Internet and e-mail, 24-hour, seven days per week access to certain information through touch-tone phones and a liberal product return policy. The Company's support system includes a current database of all Associates and their upline and downline Associates. The Company also provides business development materials that the Company believes will increase both product sales and recruitment. The Company believes that enhancing an Associate's efforts through effective support mechanisms has been and will continue to be important to the success of the Company.

         The Company currently recognizes Associate performance with four levels of Associate leadership achievement: Regional; National; Executive; and Presidential. Each leadership level is vested with the opportunity for additional compensation (excluding generation bonus) ranging from 15% of commissionable sales at the Regional

Director level to 9% of commissionable sales at the Presidential level. In addition, Associates are eligible for the Company's "generation bonus," which is an additional achievement level specially designed to stimulate continued production and downline growth by further motivating Associates. The Company intends to expand its program of Associate recognition as necessary in the future to express its appreciation for increased levels of performance and to further motivate Associates.

         Associate Compensation. All Associate compensation is paid directly by the Company and is based on sales of the Company's products, the achievement of certain leadership levels and the training of other Associates. The Company offers a compensation plan, which combines aspects of two widely used multi-level marketing compensation plans. The Company's compensation plan integrates a single downline, or "unilateral" element, with a multiple downline, or "binary" element, and adds additional compensation based upon attainment of certain Associate leadership levels and training performance. The "unilateral" and "binary" elements of the compensation plan are similar to other multi-level marketing compensation plans. All commissions are based on a percentage of the Associate's wholesale prices. Associates may, at their discretion, determine the resale price of products purchased at wholesale. The compensation plan includes bonuses or commissions for qualified Associates ranging from $20.00 to $180.00 earned based on downline growth. Associates who have completed "accredited training" can receive a commission of $25.00 for each additional Associate they train. Bonuses or commissions ranging from $10.00 to $200.00 are also earned on products included in starter or introductory packs. The result of this "hybrid" structure is to compensate both Associates in the early stages of building their business and Associates with more established organizations, by rewarding Associates for breadth as well as depth in their downline organizations. In addition to the "hybrid" compensation plan, Associates earn compensation for retail sales of products.

         Based upon its knowledge of other industry-related network marketing compensation plans, the Company believes that its compensation plan is among the most financially rewarding plans offered in the industry, with commissions as a percentage of net sales of 40.7%, 41.0% and 40.4% for 1996, 1997 and 1998, respectively.

         The Company, in configuring its international compensation plans, will not employ its existing compensation plan outside of the United States and Canada. In the international sector, the Company uses substantially similar unilateral plans from country to country, which will be tailored to fit the applicable laws and other considerations governing compensation of Associates in each country. The Company has seamlessly integrated its international compensation plans across all markets in which the Company's products are, or will be, sold. This allows Associates to receive commissions for global product sales, rather than merely local product sales. Currently, the seamless downline structure is designed to allow an Associate to build a global network by creating downlines in international markets. Associates will not be required to establish new downlines or requalify for higher levels of commissions within each new country in which they begin to operate. The Company has developed an international compensation plan designed to pay approximately the same percentage compensation as in the United States and Canada and which will stimulate both product sales as well as the development of width and breadth in downline organizations in accordance with local laws.

         Management of Associates. The Company takes an active role in the management of its Associates. Many multi-level marketing companies encounter difficulty with regulatory authorities due to lack of oversight of Associate activities. Any oversight process is complicated by the fact that Associates are not legally employees of the Company, but are independent contractors. However, the Company seeks to restrict the statements and conduct of Associates regarding the Company's business by contractually binding Associates to abide by the Associate Policies and Procedures (the "Policies and Procedures") promulgated by the Company. Each Associate receives a copy of the Policies and Procedures which must be followed in order to maintain the Associate's status in the organization. Associates are expressly forbidden from making any representation as to the possible earnings of any Associate, other than through statements of the Company indicating the range of actual earnings by all Associates and other required information, prepared in accordance with applicable law. Associates are also prohibited from creating any marketing literature that has not been approved by the Company or a qualified attorney. The Company monitors Associate web sites and Internet conduct on a regular and continuing basis. In March 1999, the Company introduced Mannapages for its Associates. Mannapages is a personal Internet website program established by the Company for Associates. For a $49.00 fee, the Company produces an Internet website for an Associate. The Company hopes Mannapages will assist Associates in their sales efforts and also help the Company monitor Associate websites on a regular basis.

         The Company enforces the Policies and Procedures through its disciplinary procedure, which is instituted through the filing of a complaint against the Associate, followed by a response from the Associate, an investigation of the facts, and the presentation of the facts to a committee of corporate managers not within the Company's compliance department (the "Compliance Department") for determination. The Compliance Department is also free to evaluate complaints, and, where the conduct complained of is not within the scope of the Policies and Procedures, refer the complaint to an Associate Advisory Counsel for intervention to address Associate ethics. The Compliance Department also has the discretion to intervene with Associates at a lower level of discipline, while still creating a record of the possible infraction and educating the Associate through its practice of issuing warning letters. The Associate is educated as to the nature of the complaint against him or her, the policy alleged to have been violated, and then, without a finding of whether the conduct occurred or not, is asked to confirm in writing that he or she understands the policy in question, agreeing that he or she will thereafter follow all of the Policies and Procedures of the Company.

         The Compliance Department and the Director of Specialized Information monitor Company-related meetings at various locations and at corporate events, generating a "report card" for the presenting Associate, offering critiques and employing the Associate disciplinary process, where necessary. The Compliance and Legal Departments, in cooperation with the other departments of the Company, regularly evaluate Associate conduct and the need for new and revised rule making. The Company also tracks Associate compliance intervention and communication through a system that allows both corporate personnel and regulatory officials to review details about Associate compliance intervention, timing and disposition. The Company believes that the compliance program reflects positively on the Company, helps in the maintenance of Associate ethics and aids the Company's recruiting activities.

         Product Return Policy. The Company's product return policy provides that retail customers may return the unused portion of any product to the selling Associate and receive a full cash refund. Any Associate who provides a refund to a customer is reimbursed with product by the Company upon providing proper documentation and the remainder of the product. Historically, product returns have not been significant. Returns as a percentage of net sales were 1.2%, 1.5% and 1.7% in 1996, 1997 and 1998, respectively.

INFORMATION TECHNOLOGY AND SYSTEMS

         The Company believes that maintaining sophisticated and reliable transaction processing systems is essential to the long-term success of the Company. The Company's systems are designed to: (i) reduce the time required to supply an Associate or customer with the products of the Company; (ii) provide detailed and customized billing information; (iii) respond quickly to Associate needs and information requests; (iv) provide detailed and accurate information concerning qualification and downline activity; (v) provide detailed and customized Associate commission payments; (vi) support the functions of the Company's Customer Service Department; and (vii) monitor, analyze and report financial and operating trends. In order to meet these needs and expand transaction processing systems to accommodate the Company's expected growth, expenditures for information technology operations and development activities are expected to be approximately $9.7 million during 1999, of which $4.5 million are expected to be capital expenditures.

         The suppliers of computer hardware to the Company are Dell Computer Corporation, Hewlett-Packard Company, Compaq Computer Corporation and Digital Equipment Corp. ("DEC"). The DEC hardware systems are linked to provide a high level of availability for critical business applications. The Company believes the global presence of these suppliers will be an important factor in supporting the Company's expansion plans.

         The Company's financial software was upgraded at the end of 1996 with the acquisition of a sophisticated financial system, capable of operating on several platforms. The system exists in a client-server environment, employs a graphical interface and has a relational and scaleable database to accommodate the need for business modifications and growth. In addition, the Company has purchased a decision-support system, which interfaces with its financial systems. These systems, used in tandem, enable the Company to track and analyze financial information and operations efficiently and effectively, as well as create and produce custom reports. The Company believes that its computer systems have been developed and operate using products which are Year 2000 compliant.

         The Company believes that its significant investment in software, hardware and personnel will enable it to (i) respond rapidly to its business needs for information technology assessment and development, (ii) manage international growth and its seamless downline structure and (iii) reduce expenses as a percentage of net sales as revenues increase.

PRODUCTION AND DISTRIBUTION

         All of the Company's products are manufactured by outside contractors. Production outsourcing provides the Company with the production capacity necessary to respond to fluctuations in sales, and significantly limits investment in capital equipment. In order to meet the Company's needs, relationships were developed with three large contractors in 1997. With the increased capacity, the Company believes that it currently has in place the manufacturers necessary to meet its volume requirements over the next several years, including expansion into foreign markets. The Company, however, continues to identify new quality-driven manufacturers to supply the products necessary to the Company's success. The Company seeks to obtain cost efficiencies by reviewing, from time to time, pricing considerations and by requiring competitive bids from various manufacturers meeting its quality and performance requirements.

         The Company currently acquires ingredients solely from suppliers that are considered by the Company to be the superior suppliers of such ingredients. The Company believes it has developed dependable alternative sources for all of its ingredients except Manapol(R) and arabinogalactan, which are components of the Company's proprietary raw material. The Company believes that, in the event, it is unable to source any ingredients from its current suppliers, such ingredients could be produced by the Company or replaced with substitute ingredients. However, any delay in replacing or substituting such ingredients would have a material adverse effect on the Company's business, results of operations and financial condition.

         Two ingredients are proprietary to the Company: (i) Ambrotose(R) Complex, a glyconutritional dietary supplement consisting of a blend of plant polysaccharides, which is a component of each of the Company's products and
(ii) Dioscorea Complex, a blend of herbal extracts. The Company eventually plans to bring the blending of all proprietary formulas in-house, further protecting the confidential nature and quality standards of its proprietary formulations. In the meantime, the Company continues to identify high quality sources of supply for its ingredients. The Company's employees review all critical contract vendors and suppliers on a semi-annual basis.

         In January 1998, the Company's Texas distribution operation relocated to a new $1.3 million, 75,000 square foot facility in Coppell, Texas. The facility includes an automated pick-to-light system that the Company believes will enhance productivity and support order volume growth, and is capable of processing 18,000 orders per day. The facility also contains a warehouse, distribution offices and an ingredient mixing area that is currently not being utilized. The Company also has contract distribution facilities in Canada and Australia. See "Properties."

         In March 1998, the Company completed construction of its technologically advanced research and development laboratory that includes gas and liquid chromatographs and mass spectrometers which will be used to maintain quality standards, support the Company's research and development commitment in the area of new herbal complexes and support the development of new products as well as its existing product line.

GOVERNMENT REGULATION

         In addition to regulation of its direct selling activities, the Company, in both the United States and foreign markets, is or will be subject to and affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) including, among other things, regulations pertaining to (i) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of the Company's products, (ii) product claims and advertising (including direct claims and advertising by the Company as well as claims and advertising by Associates, for which the Company may be held responsible), (iii) the Company's network marketing system, (iv) transfer pricing and similar regulations that affect the level of foreign taxable income and customs duties and (v) taxation of Associates, which in some instances may impose an obligation on the Company to collect the taxes and maintain appropriate records.

         Products. The formulation, manufacturing, packaging, storing, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more governmental agencies, including the FDA, the

Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the Department of Agriculture, the Environmental Protection Agency and the Postal Service. The Company's activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture, packaging, storage, labeling, promotion, distribution and sale of foods, dietary supplements and OTC drugs, such as those distributed by the Company. FDA regulations require the Company and its suppliers to meet relevant good manufacturing practice ("GMP") regulations for the preparation, packing and storage of drugs. The FDA has published a Notice of Advanced Rule Making for GMPs for dietary supplements, but it has not yet issued a proposal.

         DSHEA revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, the Company believes, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) will require evidence that the supplement contains only ingredients that have been present in the food supply in a certain form or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements which make a "statement of nutritional support," which is a statement describing certain types of product performance characteristics, must have substantiation that the statement is truthful and not misleading, must make a disclaimer in the statement itself and must notify the FDA of the statement no later than 30 days after it is first made.

         The majority of the products marketed by the Company are classified as dietary supplements under the FFDCA. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover: (i) the identification of dietary supplements and their nutrition and ingredient labeling; (ii) the terminology to be used for nutrient content claims, health content claims and statements of nutritional support; (iii) labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made; (iv) notification procedures for statements on dietary supplements; and (v) premarket notification procedures for new dietary ingredients in dietary supplements. The notification procedures became effective in October 1997, while the new labeling requirements will not become effective until March 23, 1999. The Company has revised a substantial number of its product labels to reflect the new requirements prior to the 1999 effective date, although the Company does not expect the cost or impact of such actions to be material. In addition, the Company will be required to continue its ongoing program of securing substantiation of its product performance claims, and of notifying the FDA of certain types of performance claims made for its products. The Company's substantiation program involves compiling and reviewing the scientific literature pertinent to the ingredients contained in the Company's products.

         In addition, in certain markets, including the United States, claims made with respect to dietary supplement, personal care or other products of the Company may change the regulatory status of the products. In the United States, for example, it is possible that the FDA could take the position that claims made for certain of the Company's products make those products new drugs requiring preliminary approval or place those products within the scope of an FDA OTC drug monograph. OTC monographs prescribe permissible ingredients, appropriate labeling language and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. Of the products sold by the Company, only Emprizone(R) is labeled as an OTC monograph drug, and the Company believes that it is in compliance with the applicable monograph. In the event that the FDA asserted that product claims for other products caused them to be new drugs or fall within the scope of OTC monographs, the Company would be required either to file a New Drug Application, comply with the applicable monographs or change the claims made in connection with the products.

         Dietary supplements are subject to the Nutrition, Labeling and Education Act ("NLEA"), and regulations promulgated thereunder, which regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. NLEA prohibits the use of any health claim for dietary supplements, unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA.

         In foreign markets, prior to commencing operations and prior to making or permitting sales of its products in the market, the Company may be required to obtain an approval, license or certification from the country's ministry of health or comparable agency. Where a formal approval, license or certification is not required, the Company will nonetheless seek a favorable opinion of counsel regarding the Company's compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, the Company will work with local authorities in order to obtain the requisite approvals, license or certification. The approval process generally requires the Company to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. Such approvals may be conditioned on reformulation of the Company's products or may be unavailable with respect to certain products or certain ingredients. The Company must also comply with product labeling and packaging regulations that vary from country to country.

         The FTC, which exercises jurisdiction over the marketing practices and advertising of all the Company's products, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which are utilized by the Company. Importantly, the FTC requires substantiation for product claims at the time that such claims are first made. A failure to have substantiation when product claims are first made violates the Federal Trade Commission Act. While the Company has not been the subject of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question the Company's advertising or other operations in the future.

         Through its manuals, seminars and other training materials and programs, the Company attempts to educate Associates as to the scope of permissible and impermissible activities in each market. The Company also investigates allegations of Associate misconduct. However, Associates are generally independent contractors, and the Company is not able to monitor directly all Associate activities. As a consequence, there can be no assurance that Associates comply with applicable regulations.

         The Company is unable to predict the nature of any future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding product ingredients, safety or usefulness. Any or all of such requirements could have a material adverse effect on the Company's business, results of operations and financial condition.

         Network Marketing System. The Company's network marketing system, which includes its compensation plan, is subject to a number of federal and state statutes and regulations administered by the FTC and various state agencies. The legal requirements applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers and that advancement within such organizations be based on sales of the organizations' products rather than compensation derived principally from the recruitment of additional Associates, investments in the organizations or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which Associates may earn royalties on sales generated by Associates that were not directly sponsored by the Associate. Where required by law, the Company will obtain regulatory approval of its network marketing system or, where such approval is not required, the favorable opinion of local counsel as to regulatory compliance. The FTC regulates trade practices related to network marketing systems.

         Under a consent decree entered into in February 1997 as a result of negotiation with the Attorney General of the State of Michigan, the Company has agreed to monitor product purchases by its Associates in Michigan. The purpose of the monitoring is to identify and correct any instances of coerced sales. The Company also conducts a number of random audits of Associates in Michigan for evidence of stockpiling. To date, the Company has not found evidence of coerced sales or stockpiling by its Associates in Michigan, and the Company's commission policies are designed to provide no incentive or reward to Associates for engaging in such activities.

         In Canada, the regulation of the Company's network marketing system is subject to both federal and provincial law. Under Canada's Federal Competition Act (the "Competition Act"), the Company must ensure that any representations relating to Associate compensation to a prospective Associate constitute fair, reasonable and timely disclosure and that it meets other legal requisites of the Competition Act. The Company's compensation plan has been reviewed by the appropriate Canadian authorities. In addition, all Canadian provinces and territories other than Ontario have legislation requiring the registration or licensing of the Company as a direct seller within that jurisdiction. Licensing is designed to maintain the standards of the direct selling industry and to protect the consumer. Some provinces require that both the Company and its Associates be licensed. The Company currently holds the requisite provincial or territorial direct sellers' licenses.

         In Australia, the Company's network marketing system is subject to both federal and state regulation. The compensation plan employed in Australia is a unilateral plan, which is designed and disclosed to meet the requisites of applicable state requirements and the requirements of the Trade Practices Act. Business and solicitation practices of the Company and its Associates are regulated by state law and the Trade Practices Act. Claims and representations relating to products are regulated by both the Trade Practices Act and the Therapeutic Goods Act.

         Other Regulations. The Company is also subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments and value added taxes, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets the Company is substantially restricted in the amount and types of rules and termination criteria that it can impose on Associates without causing social security assessments to be payable by the Company on behalf of such Associates and without incurring severance obligations to terminated Associates. In some countries, the Company may be subject to such obligations in any event.

         In certain countries, including the United States, the Company may also be affected by regulations applicable to the activities of its Associates because in some countries the Company is, or regulators may assert that the Company is, responsible for its Associates' conduct, or such regulators may request or require that the Company take steps to ensure its Associates' compliance with regulations. The types of regulated conduct include, among other things, representations concerning the Company's products, income representations made by the Company or Associates and sales of products in markets in which such products have not been approved, licensed or certified for sale. In certain markets, including the United States, it is possible that improper product claims by Associates could result in the Company's products being reviewed or re-reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, certain labeling changes might be required.

         Compliance Procedures. The Company, its products and its network marketing system are subject, both directly and indirectly through Associates' conduct, to numerous federal, state and local regulations both in the United States and in foreign markets. Beginning in 1997, the Company began to institute formal regulatory compliance measures by developing a system to identify specific complaints against Associates and to remedy any violations by Associates through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. At the same time, the Company instituted internal policies for compliance with FDA and FTC rules and regulations.

         In order to comply with regulations that apply to both the Company and its Associates, the Company continues to conduct research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on the Company's operations in that market. The Company will devote substantial resources to obtaining such licenses and approvals and bringing its operations into compliance with such limitations. The Company will also research laws applicable to Associate operations and revise or alter its business system, compensation plan, Associate requirements and other materials and programs to provide Associates with guidelines for operating a business, marketing and distributing the Company's products and similar matters, as required by applicable regulations in each market. However, the Company is not able to fully monitor its Associates effectively to ensure that they refrain from distributing the Company's products in countries where the Company has not commenced operations, and the Company does not devote significant resources to such monitoring.

COMPETITION

         The nutritional supplements industry is large and intensely competitive. The Company competes directly with companies that manufacture and market nutritional products in each of the Company's product lines, including General Nutrition Companies, Inc., Solgar Vitamin and Herb Company, Inc., Twinlab Corporation and Weider Nutrition International, Inc. Many of the Company's competitors in the nutritional supplements market have longer operating histories, greater name recognition and financial resources than the Company. In addition, nutritional supplements can be purchased in a wide variety of distribution channels. While the Company believes that consumers appreciate the convenience of ordering products from home through a sales person, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other nutritional product companies.

         The Company also competes in the nutritional supplements market and for new Associates with other retail, multi-level marketing and direct selling companies in the nutritional supplements industry by emphasizing the proprietary nature, value, proprietary components and the quality of the Company's products and the convenience of the Company's distribution system. The Company also competes with other direct selling organizations, many of which have longer operating histories and greater name recognition and financial resources than the Company. They include Amway Corporation, Nu Skin Enterprises, Inc., Body Wise International, Inc., ENVION International, Herbalife International, Inc., Enrich International, Rexall Showcase International, Forever Living Products, Inc. and Melaleuca, Inc. The Company competes for new Associates on the basis of its compensation plan and its proprietary and quality products. The Company believes that many more direct selling organizations will enter the marketplace as this channel of distribution expands over the next several years. The Company also competes for the commitment of its Associates. Given that the pool of individuals interested in direct selling tends to be limited in each market, the potential pool of Associates for the Company's products is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses.

EMPLOYEES

         As of January 31, 1999, the Company employed approximately 294 people, of which 280 are employed in the United States and twelve of whom occupy executive positions. This number does not include Associates, who are independent contractors rather than employees of the Company. A limited number of employees are also Associates, having enrolled prior to a policy instituted in May 1997, which precludes any further enrollment by employees as Associates. The Company only allows employees to be Associates if they have disclosed their status to the Company and have executed an agreement not to use their employment status to assist in building their business as an Associate. The Company is currently evaluating ways in which existing employee-Associates can be fairly treated or compensated for the extinguishment of their rights as Associates. The Company's employees are not unionized, and the Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

         The Company leases approximately 110,000 square feet in Coppell, Texas for its headquarters. The Company leases an additional 75,000 square feet in Coppell, Texas for its warehouse and distribution center. Each of the leases is for a term of 10 years, expiring in January 2007 and January 2008, respectively. The Company also leases approximately 9,000 square feet in St. Leonards, Australia for its Australian corporate headquarters. The lease term is for five years, expiring in August 2003. The Company believes these leased facilities are adequate for operations of the Company for the immediate future. The United States distribution facility is capable of filling 18,000 orders per day and is currently operating at 34% of its full capacity. The Canadian distribution center, located in Calgary, Alberta, is a contract operation occupying a 6,000 square foot compartment in a 100,000 square foot building and is capable of filling 3,200 orders per day. The Australian distribution center, located in Botany, Australia, is a contract operation occupying a 3,000 square foot compartment in a 100,000 square foot building and is capable of filling approximately 20,000 orders per day. Currently, the Canadian and Australian contract facilities are operating at 25% and 2% of their full capacity, respectively.

ITEM 3. LEGAL PROCEEDINGS

         In February 1998, the Company received a demand letter (the "Demand Letter") from Dr. Joe Glickman, Jr., an Associate of the Company, alleging that the Company had, among other things, breached various contracts, agreements and promises, and stating an intention to pursue these claims in the United States District Court for Montana. In March 1998, the Company commenced arbitration proceedings against Dr. Glickman individually and as trustee of the Dr. Joe Glickman, Jr. Phyto Trust d/b/a/ Alotek (collectively, "Alotek"), for the recovery of certain funds and the cancellation of Associate positions claimed by Alotek. The arbitration is currently set for April 22, 1999 at which time only the claims against Mr. Glickman will be heard, unless Mr. Glickman pays the required fee of the American Arbitration Association to assert his claims. The Company believes that Alotek's claims are without merit and has sought declaratory relief to that effect. The Company further believes that it has valid defenses to all allegations raised by Alotek. Nevertheless, an adverse resolution of this matter would have a material adverse effect on the Company's business, results of operations, financial condition and liquidity.

         In October 1997, the Company filed an objection to the issuance of a registered trademark to IntraCell Nutrition, Inc., which had filed a trademark application for the name, "Manna." In its objection, the Company contended that, among other things, "Manna" is a general descriptor often applied to nutritional products, and is accordingly not entitled to trademark protection. Discovery was completed in this case and briefs filed. The case is now pending an oral hearing before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office. The Company believes that there is a substantial likelihood that the Company will prevail in its objection to the granting of the tradename and is currently in negotiations to settle this matter.

         In March 1998, Johnnie Hill d/b/a Taylor Enterprises, an Associate of the Company, filed a lawsuit in the 44th Judicial District Court, Dallas County, Texas, alleging that the Company breached the contract with Mr. Hill as an Associate and further alleging that the Company committed fraud, conversion, conspiracy and that the Company failed to properly account for the payments owed to Mr. Hill. In May 1998, the suit was ordered into arbitration by the District court. In March 1999, Mr. Hill filed an arbitration claim with the American Arbitration Association in Dallas, Texas, alleging the Company engaged in breach of contract, intentional interference with a business relationship, civil conversion and fraud, damaging him in the amount of $3.0 million. The Company believes it has valid defenses to any and all allegations filed by Mr. Hill. Nevertheless, an adverse resolution of this matter could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Market for the Common Stock. On February 12, 1999, the Company completed the IPO and on February 16, 1999, the Common Stock began trading on the Nasdaq National Market under the symbol "MTEX." The high and low closing prices of the Common Stock subsequent to the IPO were $9 1/2 and $44 1/2, respectively, from February 16, 1999, through March 24, 1999. Pricing information for previous quarters and prior to February 16, 1999 is not available, as the Common Stock was not publicly traded prior to that date. As of March 24, 1999, there were approximately 6,770 shareholders of record of the Common Stock and the total number of outstanding shares of the Common Stock was 24,076,753.

         Dividends. The shareholders of the Company received dividends totaling approximately $6,928,547 and $9,936,882 in 1997 and 1998, respectively. The Company paid approximately $1,326,104 in dividends from January 1, 1999 until the closing of the IPO on February 12, 1999. The Company does not intend to continue to pay such dividends after the IPO, however, the Board of Directors intends, from time-to-time, to reevaluate this policy based on the Company's consolidated net income and its alternative uses for retained earnings, if any. Any future payments of dividends will thus be subject of the discretion of the Board of Directors and subject to certain limitations under the Texas Business Corporation Act. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

         Sales of Unregistered Securities. The following sets forth information regarding all sales of unregistered securities by the Company during 1996, 1997 and 1998. All such shares were issued in reliance upon an exemption from registration under the Securities Act by reason of Section 4(2) or 3(b) of the Securities Act and/or the rules and regulations promulgated thereunder. In connection with each of these transactions, the shares were sold to a very limited number of persons and such persons were provided access either through employment or other relationships to all relevant information regarding the Company and/or represented to the Company that they were "sophisticated" investors. No underwriters were involved in the sales of securities set forth below. Appropriate legends are affixed to the certificates evidencing such shares and such persons represented to the Company that the shares were purchased for investment purposes only and with no view toward distribution. All of the securities described below are deemed restricted securities for purposes of the Securities Act.

         1. Issuance of an aggregate of 10,000,000 shares of the Common Stock on June 1, 1997 in exchange for (i) all the outstanding common stock of each of Eight Point Services, Inc., Triple Gold Business, Inc., Five Small Fry, Inc. and Beta Nutrient Technology, Inc., held by the individuals listed below, and
(ii) all of the limited partnership interests in Dynamic Eight Partners, Ltd., Power Three Partners, Ltd., Beta M. Partners, Ltd. and Eleven Point Partners, Ltd. held by the individuals listed below.

         Name                                                                               Number of Shares
         ----                                                                               ----------------
         Samuel L. Caster...............................................................         3,094,946
         William C. Fioretti............................................................         3,094,946
         Charles E. Fioretti............................................................         2,867,284
         Patrick D. Cobb................................................................           235,706
         Dick R. Hankins................................................................           235,706
         Don W. Herndon.................................................................           235,706
         Gary  L. Watson................................................................           235,706

         2. Issuance of an aggregate of 2,027,571 shares of the Common Stock to the individuals set forth below on June 1, 1997 in exchange for the cancellation of certain incentive compensation agreements.

         Name                                                                               Number of Shares
         ----                                                                               ----------------
         Ray Robbins....................................................................           607,333
         H. Reginald McDaniel...........................................................           546,600
         Bill H. McAnalley, Ph.D........................................................           303,667
         Peter E. Hammer................................................................           228,206
         Charles E. Fioretti............................................................           227,662
         Kim Snyder.....................................................................           114,103

         3. Issuance of 74,167 shares of the Common Stock on March 3, 1998 to Richard Howard in exchange for the cancellation of his incentive compensation agreement.

         4. The Company granted a warrant to purchase 475,015 shares of the Common Stock at a price of $1.35 per share. In the IPO, 138,580 shares issued upon partial exercise of the warrant were sold. On February 22, 1999, the Company filed a Registration Statement on Form S-8 registering 336,435 shares of the Common Stock issuable upon the exercise of warrants pursuant to a consulting agreement. See Note 15 of the Consolidated Financial Statements.

         5. The Company has granted options to purchase an aggregate of 2,343,000 shares of the Common Stock at a weighted average exercise price of $3.53 per share.

         Uses of Proceeds from Registered Securities. On January 5, 1999, the Company's Registration Statement on Form S-1 (File No. 333-63133) registering a minimum of 2,500,000 and a maximum of 5,295,015 shares of the Common Stock offered by the Company and certain selling shareholders at a price of $8.00 per share was declared effective, at which time the offering of such shares in the IPO commenced. Of the 5,295,015 shares of the Common Stock registered and offered, 2,200,000 shares were offered by the Company and 3,095,015 shares were offered by the selling shareholders. The aggregate price of the shares offered by (i) the Company was $17,600,000 and (ii) the selling shareholders was $24,760,120. The IPO was conducted on a best-efforts subscription basis, with a requirement that a minimum of 2,500,000 shares be subscribed for in order for the IPO to be consummated. The subscription period terminated on February 11, 1999 and, on February 12, 1999, the closing took place. After the closing of the IPO on February 12, 1999, the unsold portion of the Common Stock (2,238,999 shares) was deregistered by means of a post-effective amendment to the Form S-1. The total number of shares of the Common Stock subscribed for and sold in the IPO was 3,056,016, of which 1,500,000 shares were sold by the Company and 1,556,016 shares were sold by the selling shareholders. The aggregate price of the shares sold for the account of (i) the Company was $12,000,000 and (ii) the selling shareholders was $12,448,128. After the payment to the placement agent engaged by the Company to manage the receipt of subscription funds of a fee of $389,226, net of a reimbursement of $90,774 in expenses by the placement agent, actual expenses of the IPO of $307,849 and $1,954,220 of deferred offering costs, net proceeds to the Company were $9,535,788. After payment of $497,925 to the placement agent, net proceeds to the selling shareholders were $11,950,203. None of such payments were direct or indirect payments to directors, officers, affiliates or 10% beneficial owners of the Company. No underwriter was involved in the IPO.

         The net proceeds of the IPO were intended to be used by the Company to begin its international expansion and fund its current working capital needs. The Company has used $372,653 of the net proceeds from the IPO to pay for the Company's expansion in to the United Kingdom and Japan and $5,125,614 of such net proceeds for its current working capital needs. The $5,125,614 includes $1,954,220 for the deferred offering costs incurred by the Company in consummating the IPO.

ITEM 6. SELECTED FINANCIAL DATA

         The Selected Financial Data set forth below for each of the five years ended December 31, 1998 have been derived from and should be read in conjunction with (i) the Company's Consolidated Financial Statements set forth elsewhere in this report and (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                           YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------------------------
                                                                   1994(1)         1995            1996         1997          1998
                                                                 ------------------------------------------------------------------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net sales ..................................................     $  8,445        $  32,071     $    86,311     $150,570     $164,933
Gross Profit ...............................................        3,690           14,852          37,750       64,158       71,144
Income (loss) from operations ..............................         (488)           2,587           8,240       14,718       16,057
Net income (loss) ..........................................         (342)           2,339           7,162       10,622       10,054
EARNINGS (LOSS) PER COMMON SHARE: (2)
   Basic ...................................................     $  (0.02)       $    0.11     $      0.35     $   0.50     $   0.45
                                                                 ========        =========     ===========     ========     ========
   Diluted .................................................     $  (0.02)       $    0.11     $      0.35     $   0.47     $   0.42
                                                                 ========        =========     ===========     ========     ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING: (2)
   Basic ...................................................       20,627           20,627          20,627       21,449       22,102
                                                                 ========        =========     ===========     ========     ========
   Diluted .................................................       20,627           20,627          20,627       22,400       23,659
                                                                 ========        =========     ===========     ========     ========
PRO FORMA INFORMATION: (3)
Income (loss) before income taxes, as reported .............     $   (510)       $   2,406     $     8,356     $ 14,761
Pro forma provision for income tax (benefit) expense .......         (191)             902           3,134        5,683
                                                                 --------        ---------     -----------     --------
Pro forma net income (loss) ................................     $   (319)       $   1,504     $     5,222     $  9,078
                                                                 ========        =========     ===========     ========
PRO FORMA EARNINGS (LOSS) PER COMMON SHARE: (3)
   Basic ...................................................     $  (0.02)       $    0.07     $      0.25     $   0.42
                                                                 ========        =========     ===========     ========
   Diluted .................................................     $  (0.02)       $    0.07     $      0.25     $   0.41
                                                                 ========        =========     ===========     ========
OTHER FINANCIAL DATA:
Capital expenditures(4) ....................................     $     72         $    769     $     2,660     $  9,135     $  6,098
Dividends declared per common share ........................     $   1.00(5)      $   1.00(5)  $     10.00(5)  $   0.37     $  0.39

CONSOLIDATED BALANCE SHEET DATA:
Total assets ...............................................     $  1,577         $  5,712      $   11,410     $ 19,558     $ 26,874
Long-term obligations excluding current portion ............           --               33              --          110        1,056

-----------------------

(1) Statement of Income Data for the year ended December 31, 1994 includes the period from November 4, 1993 (inception) through December 31, 1994. For the two months of operations ended December 31, 1993, the Company's financial data consisted of net sales of $0, selling and administrative expenses of $43,049, other operating costs of $68,683 and a net loss of ($112,733).

(2) Computed on the basis described in Note 1 in the Notes to Consolidated Financial Statements.

(3) The pro forma information shows the Company's net income and earnings per share as if all income earned by the Company and the Partnerships was taxable at federal and state statutory rates.

(4) Capital expenditures include assets acquired through capital lease obligations of $397,402 and $1,471,986 in 1997 and 1998, respectively.

(5) Dividends were calculated based upon shares outstanding prior to the Stock Split and the Reorganization (10,000 shares), each of which took place in 1997. Aggregate dividends declared amounted to $10,000, $10,000 and $100,000 in 1994, 1995 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in understanding the Company's consolidated financial position and consolidated results of operations for each year in the three-year period ended December 31, 1998. The Consolidated Financial Statements and the Notes thereto should be referred to in conjunction with this discussion.

OVERVIEW

         Mannatech develops and sells proprietary nutritional supplements and topical products through a network marketing system. The Company sells its products in the United States, Canada and Australia, through a network of approximately 237,000 active Associates as of February 28, 1999. The Company currently plans to expand into the United Kingdom and Japan, while continuing to assess the potential of other foreign markets.

         Since commencement of operations in November 1993, the Company has achieved year-to-year growth in net sales. The growth is primarily attributable to the increase in both existing and new product sales, growth in the number of Associates and expansion into new geographic markets in the United States, Canada and, beginning in October 1998, Australia. In 1998, the growth rate of net sales generated in the United States was lower than prior years, while the growth rate of net sales generated in Canada and Australia was higher than prior years.

         The Company's revenues are derived primarily from sales of its products and sales of Associate starter and renewal packs, which include some combination of products, promotional materials and free admission to Company events. To become an Associate of the Company, a person may enroll as a Preferred Customer and subsequently execute an Associate Application, sponsor new Associates or purchase an Associate starter pack. Each pack also allows the Associate to purchase product at the Company's wholesale price. The Company will offer a comparable Associate starter pack in each country in which it does business. All pack prices herein are stated in United States currency. In May 1998, the Company introduced a new starter and renewal pack for Associates in the United States and Canada, priced at $29.00. Historically, the starter packs for Associates in the United States and Canada could be purchased at $49.00, $229.00, $339.00, $568.00 and $1,000.00 levels. Beginning in June 1998, starter packs for Associates in the United States and Canada could be purchased at $29.00, $49.00, $289.00, $664.00 and $1,000.00 levels. In Australia, the
Associate starter pack can be purchased at the $31.00 level only. The components, purchase price of the pack and wholesale value of the included items for the periods for which consolidated financial data is presented are detailed in the table below.

                         PACKS SOLD PRIOR TO JUNE 1998

                                                       Master
                                                     Associate
                                                      and All
                                        All Star        Star        All Star                      New        Preferred
                                        Business      Training      Training       Master      Associate      Customer
                                          Pack          Pack          Pack      Starter Pack   Promo Pack       Pack
                                      ----------    -----------   -----------   ------------  -----------   ----------
Associate Cost..................      $ 1,000.00    $    568.00   $    339.00   $    229.00   $     49.00   $    29.00
Number of Nutritional Products
    Included....................              27             15             9             6             1           --
Wholesale Value of Nutritional
    Products....................      $   736.00    $    412.50   $    253.00   $    166.00   $     28.50   $       --
Number of Promotional
    Materials Included..........             108             26             3            23            15           15
Wholesale Value of Promotional
    Materials...................      $   345.99    $    298.04   $    186.90   $    111.14   $     12.59   $    14.50
Event Admission
    Included....................             Yes            Yes           Yes            No            No           No
Implied Admission Value.........      $    50.00    $     50.00   $     50.00   $        --   $        --   $       --
Total Wholesale and Implied
    Value.......................      $ 1,131.99    $    760.54   $    489.90   $    277.14   $     41.09   $    14.50

                       PACKS SOLD BEGINNING IN JUNE 1998



                                                       Master
                                                     Associate
                                                      and All                                                Australia
                                        All Star        Star         Master         New        Preferred     Preferred
                                        Business      Training      Starter      Associate      Customer      Customer
                                         Pack*         Pack*         Pack*      Promo Pack*      Pack*          Pack
                                      ----------    -----------   -----------   -----------   -----------   -----------
Associate Cost..................      $ 1,000.00    $    664.00   $    289.00   $     49.00   $     29.00   $    31.00
Number of Nutritional Products
    Included....................              26             17             9             1            --           --
Wholesale Value of ..Nutritional
    Products....................      $   750.50    $    491.00   $    216.74   $     28.50   $        --   $       --
Number of Promotional
    Materials Included..........             131             26            23            14            14           12
Wholesale Value of Promotional
    Materials...................      $   357.52    $    276.32   $    115.37   $     16.12   $     16.12   $    16.12
Event Admission
    Included....................             Yes            Yes            No            No            No           No
Implied Admission Value.........      $    50.00    $     50.00   $        --   $        --   $        --   $       --
Total Wholesale and Implied
    Value.......................      $ 1,158.02    $    817.32   $    332.11   $     44.62   $     16.12   $    16.12

*Packs offered only to Associates in the United States and Canada.

         The Company views the nutritional product sale included in the $49.00 "New Associate Promo Pack" as a retail sale. Viewed as a retail sale, the value of the product would be approximately $39.00 and the total value of the pack would be $51.59. The Company adopted this view as purchasers of the "New Associate Promo Pack" were often previously retail customers of other Associates before seeking Associate status themselves.

         The Company also requires an Associate to renew their status each year by either (i) renewing as a Preferred Customer and continuing to sponsor new Associates or (ii) by purchasing a renewal pack. Prior to June 1998, Associates in the United States and Canada were able to renew their Associate status for $49.00, $229.00, or $568.00. Since the institution, in May 1998, of the $29.00
Preferred Customer Pack, Associates in the United States and Canada have been able to renew their Associate status for $29.00, $200.00 or $350.00. Associates choosing not to renew their Associate status may continue to purchase the Company's products at the wholesale price and resell the products; however, such a person would not be qualified to earn commissions or bonuses under the Company's compensation plan.

         Associates are also eligible to purchase upgrade packs. Historically, Associates in the United States and Canada could purchase upgrade packs at approximately $229.00, $339.00, $568.00 and $1,000.00 levels. Beginning in June 1998, Associates in the United States and Canada have had the ability to purchase upgrade packs at the $289.00, $375.00, $664.00 and $1,000.00 levels. Australian Associates can purchase upgrade packs at the $262.00, $358.00 and $620.00 levels. Upgrade packs are accounted for as renewal packs, as they renew an Associate's membership for one year from the time of upgrade.

         Revenues are generally recognized when products or promotional materials are shipped. The Company's revenues are based primarily on the wholesale prices of the products sold. The Company defers revenue received from the sale of promotional packs which is in excess of the wholesale value of the individual items included in such packs. Revenues from promotional packs are allocated between products and events admission based on the proportionate fair value of these items. Allocated event revenues are also deferred. All deferred revenue is amortized over a 12-month period. Total deferred revenue was approximately $521,000, $809,000 and $662,000 at December 31, 1996, 1997 and
1998, respectively. The Company currently outsources its entire product manufacturing needs and all of its ingredients are supplied by outside vendors.

         As a result of the Company's expansion into Canada, and its change, in the fourth quarter of 1997, to higher quality manufacturers, the Company has experienced an increase in cost of sales as a percentage of net sales. Sales of products in Canada and Australia have also resulted in increased shipping costs and additional costs to reformulate certain products.

         Associates are compensated by commissions, which are directly correlated to the placement and position of the Associate within the Company's compensation plan, volume of direct sales and number of new enrolled Associates. In October 1998, the Company revised portions of its compensation plan to perfect the global seamless downline compensation concept and ensure compliance with common international standards of paying commissions. The commission pool, as a whole, remains unchanged and the Company believes that, under the Company's existing and revised compensation plan, commissions will not exceed 42% of net sales.

         The Company's selling and administrative expenses consist of human resource expense, including wages, bonuses and marketing expenses, and are a mixture of both fixed and variable expenses. Company-sponsored Associate events held throughout the year also have an effect on its selling and administrative expenses, as does the Company's continuing commitment to investment in information technology systems and international expansion.

         The increased demand for the Company's products has necessitated significant investment in infrastructure to support the growth of the Company. In 1997, the Company invested in its new headquarters building, and in 1998, its new distribution center and research and development laboratory. The increase in other operating costs is primarily attributable to the Company's investment in infrastructure, expansion into Australia, planned expansion into the United Kingdom and Japan and continued research into other foreign markets.

         The Company is subject to taxation in the United States at the federal statutory tax rates of 34% for 1996 and 1997 and 35% for 1998 and in Australia at a statutory rate of 36%. The Company is also subject to taxation in various state jurisdictions at an approximate average statutory tax rate between 3% and 5%. With the continued expected international expansion, a portion of the Company's income will be subject to taxation in the country in which it operates; however, the Company may be eligible for foreign tax credits for the amount of foreign taxes paid in a given period to offset taxes otherwise payable. The Company may not be able to fully utilize such foreign tax credits in the United States. The use of the foreign tax credits would be based upon the proportionate amount of net sales in each country. This could result in the Company paying a higher overall effective tax rate on its worldwide operations. Many of the countries in which the Company is considering for expansion during 1999 and beyond have maximum statutory tax rates in excess of the United States rate.

REORGANIZATION

         In December 1994, to achieve certain tax efficiencies and to protect certain of the Company's proprietary rights, the Company transferred certain rights and interest in intellectual property, its right to use a supplier's trademark and its marketing rights to two affiliated partnerships (the "Royalty Partnership" and the "Marketing Partnership," respectively). The Marketing Partnership was owned by two affiliated partnerships that also shared common ownership with the Company (collectively with the Royalty Partnership and the Marketing Partnership, the "Partnerships"). The respective ownership interests in the Partnerships were structured with the intention of retaining the same economic interests among the partners as that of the shareholders of the Company. In the case of the intellectual property and trademark transferred to the Royalty Partnership, the Company entered into a 17-year agreement with the Royalty Partnership to pay a royalty based on sales volume. In the case of the Marketing Partnership, the Company paid a commission based on a specified percentage of sales volume. At the time of transfer, the rights and interest in intellectual property, supplier's trademark and marketing rights had a minimal basis. During 1994, the Company also entered into separate incentive compensation agreements with two of its shareholders pursuant to which the Company agreed to pay commissions based on specified monthly sales volumes and increases in number of new enrolled Associates. These agreements were designed to compensate for the differences in ownership in the Partnerships for one of the principal shareholders and to provide compensation to the other shareholder in lieu of receiving a Partnership interest.

         On June 1, 1997, in order to simplify the Company's ownership structure and consolidate all operating activities, the Company entered into agreements to effect the Reorganization through merging with the corporate general partners of the Partnerships in which the Company was the surviving corporation and exchanging shares of the Common Stock for the entire ownership interests of the Partnerships. Pursuant to the Reorganization, the Company issued an aggregate of 10,000,000 shares of the Common Stock to holders of the general partnership and limited partnership interests. In addition, during May and June 1997 the Company issued 2,027,571 shares of the Common Stock in consideration for the cancellation of incentive compensation agreements with two shareholder-employees and four other employees of the Company, including 626,971 shares issued to cancel incentive compensation agreements that had been provided in lieu of ownership interests in the Partnerships. See Note 9 to the Consolidated Financial Statements. The net effect of the foregoing transactions was to increase the number of shares of the Common Stock outstanding by 12,027,571 while retaining substantially the same relative ownership of the Company. The only ownership percentage change among the original shareholders related to 208,024 shares granted to one shareholder in recognition of significant contributions to the Company, which resulted in minor dilution to the other original seven shareholders at the time of the exchange. No monetary consideration changed hands and the changes were designed to reestablish the original economic characteristics of the Company. Other than the new shares issued to the four employees to cancel their incentive compensation agreements, relative ownership interests, as evidenced by retention of economic risks and benefits, remained virtually the same. After the exchange, the Company terminated and liquidated the Partnerships at no gain or loss.

RESULTS OF OPERATIONS

         The following table summarizes the Company's consolidated operating results as a percentage of net sales for each of the three years ended December 31, 1998.

                                                             1996             1997           1998
                                                           ---------       ---------       ---------
Net sales ............................................         100.0%          100.0%          100.0%
Cost of sales ........................................          15.5            16.4            16.5
Commissions ..........................................          40.7            41.0            40.4
                                                           ---------       ---------       ---------
     Gross profit ....................................          43.8            42.6            43.1
Operating expenses:
     Selling and administrative expenses .............          20.6            18.5            19.3
     Other operating costs ...........................          13.6            12.9            13.6
     Cancellation of incentive compensation agreements            --             1.5              --
     Write-off of deferred offering costs ............            --              --             0.5
                                                           ---------       ---------       ---------
Income from operations ...............................           9.6             9.7             9.7
Other (income) expense, net ..........................          (0.1)           (0.0)            0.2
                                                           ---------       ---------       ---------
Income before income taxes ...........................           9.7             9.7             9.5
Income tax expense ...................................           1.4             2.7             3.4
                                                           ---------       ---------       ---------
Net income ...........................................           8.3%            7.0%            6.1%
                                                           =========       =========       =========
Number of starter packs sold .........................        97,813         133,461         117,003
Number of renewal packs sold .........................        19,875          41,219          58,476
                                                           ---------       ---------       ---------
Total number of packs sold ...........................       117,688         174,680         175,479
                                                           =========       =========       =========
Total Associates canceling Associate status ..........         2,503           5,163           6,142
                                                           =========       =========       =========

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

         Net Sales. Net sales increased 9.5% to $164.9 million in 1998 from $150.6 million in 1997. This increase was primarily composed of the following:

         o A $10.8 million increase from the sale of several new products introduced during 1998 and from existing products which were not available for sale during the first nine months of 1997. Also contributing to the increase was the opening of Australia in October 1998.

         o An increase of $10.8 million in existing product sales, which increase resulted solely from increases in the volume of products sold.

         o A decrease of ($7.3) million due to an overall decrease in Associate pack sales. A decrease of approximately ($8.6) million in Associate packs sold related to the enrollment of new Associates and was partially offset by a $1.3 million increase in packs sold to Associates renewing their association with the Company. The Company's fee structure remained constant throughout this period; however, the Company added some additional packs to its existing line. Associate pack sales decreased due to a delay in introducing the new Associate packs until May 1998. As the new Associate packs were not available until May 1998, it is not possible to determine if the overall decrease in Associate pack sales was indicative of a short-term deferral of such revenue or a permanent loss. In addition, management believes the slowdown may partially be due to anticipation by certain Associates of the pre-opening activities in Australia, resulting in a decrease in domestic recruiting and pack sales. The Company is currently exploring new strategies to increase domestic Associate pack sales and renewals.

         Cost of Sales. Cost of sales increased 9.7% to $27.1 million in 1998 from $24.7 million in 1997. As a percentage of net sales, cost of sales increased to 16.5% for 1998 from 16.4% in 1997. The increase in cost of sales was due to a $2.7 million increase in sales of finished goods and a slight increase in the price of raw materials due to the Company using a new vendor. These increases were partially offset by a ($200,000) decrease in freight due to a change of vendors and a ($100,000) decrease in normal costs of spoilage and shrinkage of inventory.

         Commissions. Commissions consist of payments to Associates for sales activity and downline growth. Commissions increased 8.1% to $66.7 million in 1998 from $61.7 million in 1997. As a percentage of net sales, commissions decreased to 40.4% in 1998 from 41.0% in 1997. The slight decrease as a percentage of net sales was the direct result of the decrease in the number of Associate packs sold and of operations beginning in Australia.

         Gross Profit. Gross profit increased 10.9% to $71.1 million in 1998 from $64.2 million in 1997. As a percentage of net sales, gross profit increased to 43.1% in 1998 from 42.6% in 1997. These changes were primarily attributable to the factors described above.

         Selling and Administrative Expenses. Selling and administrative expenses consist of human resource expenses, including wages, bonuses and marketing expenses, and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 14.5% to $31.9 million in 1998 from $27.8 million in 1997. As a percentage of net sales, selling and administrative expenses increased to 19.3% in 1998 from 18.5% in 1997. The dollar amount increase was due primarily to sales increases, $1.0 million expended on the Company's first large-scale national Associate meeting and $400,000 related to the opening of the Australian operations.

         Other Operating Costs. Other operating costs include utilities, depreciation, travel, office supplies and printing expenses. Other operating costs increased 15.2% to $22.4 million in 1998 from $19.4 million in 1997. As a percentage of net sales, other operating costs increased to 13.6% in 1998 from 12.9% in 1997. The dollar amount increase was primarily due to the $1.5 million in additional expenses related to the expansion into Australia, research into the potential expansion into other international markets, a $1.0 million increase in depreciation expense and a $500,000 increase in rent, repair and maintenance due to the addition of the laboratory and the relocation of the Texas distribution center.

         Cancellation of Incentive Compensation Agreements. Cancellation of incentive compensation agreements consists of a one-time charge in 1997 totaling approximately $2.2 million. This charge resulted from the exchange of the Common Stock for the cancellation of certain incentive compensation agreements.

         Write-off of Deferred Offering Costs. During August 1998, the Company withdrew its original underwritten institutional/retail offering and recorded a one-time charge of approximately $847,000. The costs included printing, legal, accounting and roadshow costs. In September 1998, the Company began the IPO, which was not underwritten and was completed on February 12, 1999.

         Other (Income) Expense, Net. Other (income) expense consists of interest income, interest expense, royalties from vendors and litigation settlements. Other (income) expense increased to $260,000 in 1998 from ($43,000) in 1997. As a percentage of net sales, other (income) expense increased to 0.2% in 1998 from (0.0%) in

1997. The 1998 increase in expense was primarily due to the write-off of abandoned fixed assets of $250,000 and an increase in interest expense of $50,000.

         Income Tax Expense. Income tax expense increased 38.8% to $5.7 million in 1998 from $4.2 million in 1997. The effective tax rate increased to 36.4% in 1998 from 28.0% in 1997. The increase in the effective tax rate was primarily the result of the Company's reorganization, which was effective as of June 1, 1997. Prior to that date, the income from the Partnerships was subject to income tax only at the individual partners' level.

         Net Income. Net income decreased (5.3%) to $10.1 million in 1998 from $10.6 million in 1997. As a percentage of net sales, net income decreased to 6.1% in 1998 from 7.0% in 1997. The decrease was due to the increase in net sales offset by the one-time charge of approximately $847,000 for the canceled initial public offering, costs incurred in connection with the international expansion, income tax expense and the other factors described above.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

         Net Sales. Net sales increased 74.4% to $150.6 million in 1997 from $86.3 million in 1996. This increase was primarily composed of the following:

         o An increase of $46.9 million in existing product sales, which increase resulted solely from increases in the volume of products sold.

         o        An increase of $11.1 million in Associate pack sales.
                  Associate pack sales increased due to the enrollment of new Associates and the sale of renewal packs to existing Associates. Approximately $5.9 million of the increase in Associate pack sales related to the sign-up of new Associates and $5.2 million related to the renewal of existing Associates. The Company's fee structure remained constant throughout this period.

         o An increase of $6.3 million due to the introduction in July 1997 of MannaCleanse(TM), an intestinal support product, and Bulk Ambrotose(R), a cell-to-cell communication support product.

         Cost of Sales. Cost of sales increased 84.3% to $24.7 million in 1997 from $13.4 million in 1996. As a percentage of net sales, cost of sales increased to 16.4% for 1997 from 15.5% in 1996. The increase in cost of sales was due to a $10.8 million increase in sales of finished goods, a $600,000 increase in shipping costs due to increased sales volume, a $300,000 increase in shipping costs for Canadian finished goods and a ($400,000) decrease in normal costs of spoilage and shrinkage of inventory.

         Commissions. Commissions increased 75.4% to $61.7 million in 1997 from $35.2 million in 1996. As a percentage of net sales, commissions increased to 41.0% for 1997 from 40.7% in 1996.

         Gross Profit. Gross profit increased 70.0% to $64.2 million in 1997 from $37.8 million in 1996. As a percentage of net sales, gross profit decreased to 42.6% in 1997 from 43.8% in 1996. These changes were primarily attributable to the factors described above.

         Selling and Administrative Expenses. Selling and administrative expenses increased 56.8% to $27.8 million in 1997 from $17.8 million in 1996. As a percentage of net sales, selling and administrative expenses decreased to 18.5% in 1997 from 20.6% in 1996. The dollar amount increase was primarily attributable to an increase in bonuses and compensation paid and an increase in number of employees to support the Company's growth in net sales. The decrease in the percentage of net sales was primarily attributable to certain efficiencies achieved by the Company in managing sales growth and reductions in executive salaries beginning in June 1997 of approximately $600,000. Executive salaries were reduced to reflect salaries commensurate with those paid by similar public companies. The Company does not expect increases in executive salaries in the foreseeable future other than those increases necessary in the marketplace to recruit, reward and retain qualified executives.

         Other Operating Costs. Other operating costs increased 65.2% to $19.4 million in 1997 from $11.7 million in 1996. This increase was primarily due to costs associated with the Company's relocation of its worldwide headquarters to its current location in March 1997. As a result of the relocation, the Company had capital expenditures of approximately $9.1 million, which resulted in an increase in depreciation expense of approximately $900,000. In addition, other expenses comprised of supplies, rent and miscellaneous equipment purchases, increased by approximately $1.8 million. Utility and telephone expense increased by approximately $2.0 million with the majority of the increase related to telephone expense. The increase in telephone expense is related to the increase in sales as the majority of the Company's sales are made by telephone or fax. The increased sales volume leads to increased telephone usage, which results in higher costs. As a percentage of net sales, other operating costs decreased to 12.9% in 1997 from 13.6% in 1996. This decrease was primarily attributable to increased sales volume and the Company achieving certain volume-based efficiencies due to increased net sales. If sales volumes remain constant, these volume-based efficiencies are expected to remain constant as they are directly related to sales volumes.

         Cancellation of Incentive Compensation Agreements. Cancellation of incentive compensation agreements consisted of a one-time charge in 1997 totaling approximately $2.2 million. This charge resulted from the exchange of the Common Stock for the cancellation of certain incentive compensation agreements.

         Other (Income) Expense, Net. Other (income) expense decreased 62.9% to ($43,000) in 1997 from ($116,000) in 1996. As a percentage of net sales, other (income) expense decreased to (0.0%) in 1997 from (0.1%) in 1996. The change in 1997 was primarily attributable to the settlement in 1997 of various lawsuits totaling $110,000 versus settlement expense of $59,000 in 1996.

         Income Tax Expense. Income tax expense increased to $4.1 million in 1997 compared to $1.2 million in 1996. The Company's effective tax rate increased significantly to 28.0% in 1997 from 14.3% in 1996. The increase in the effective tax rate was primarily the result of the Company's reorganization as of June 1, 1997. Prior to that date, the Partnerships were subject to income tax only at the individual partners' level.

         Net Income. Net income increased 48.3% to $10.6 million in 1997 from $7.2 million in 1996. As a percentage of net sales, net income decreased to 7.0% in 1997 from 8.3% in 1996. This decrease was due to the cancellation of incentive compensation agreements, additional income tax expense, the reorganization of the Partnerships and the other factors described above.

SELECTED QUARTERLY STATEMENTS OF INCOME

         The following table sets forth certain unaudited consolidated quarterly statement of income data. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements contained herein and includes all necessary adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information in accordance with generally accepted accounting principles. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The Company's consolidated operating results for any one quarter are not necessarily indicative of results for any future period.

                                                                         THREE MONTHS ENDED
                                     -----------------------------------------------------------------------------------------------
                                       MAR. 31,    JUNE 30,    SEPT. 30,   DEC. 31,    MAR. 31,    JUNE 30,   SEPT. 30,    DEC. 31,
                                        1997       1997(2)       1997      1997(1)       1998        1998      1998(3)      1998(4)
                                     ----------  ----------   ----------  ----------  ----------  ---------   ----------  ----------
                                                                            (IN MILLIONS)
Net sales ........................   $     33.4  $     38.0   $     39.8  $     39.5  $     41.1  $     42.6  $     39.1  $     42.1
Gross profit .....................         14.2        16.3         17.2        16.4        18.1        18.2        17.0        17.8
Income before income taxes .......          4.5         1.7          6.3         2.3         5.8         5.5         2.7         1.8
Income tax expense ...............          1.3         0.5          1.8         0.6         2.2         2.2         1.0         0.3
                                     ----------  ----------   ----------  ----------  ----------  ----------  ----------  ----------
Net income .......................          3.2         1.2          4.5         1.7         3.6         3.3         1.7         1.5
                                     ==========  ==========   ==========  ==========  ==========  ==========  ==========  ==========
Earnings per share(6)
    Basic ........................   $      .16  $      .06   $      .20  $      .08  $      .16  $      .15  $      .08  $      .06
                                     ==========  ==========   ==========  ==========  ==========  ==========  ==========  ==========
    Diluted ......................   $      .16  $      .06   $      .19  $      .07  $      .15  $      .14  $      .07  $      .06
                                     ==========  ==========   ==========  ==========  ==========  ==========  ==========  ==========
Pro Forma Information: (5)
Income before income taxes, as
    reported .....................   $      4.5  $      1.7   $      6.3  $      2.3
Pro forma provision for income
    tax expense ..................          1.7         0.7          2.4         0.9
                                     ----------  ----------   ----------  ----------
Pro forma net income .............   $      2.8  $      1.0   $      3.9  $      1.4
                                     ==========  ==========   ==========  ==========
Pro Forma Earnings per share (6)
    Basic ........................   $      .01  $      .05   $      .18  $      .06
                                     ==========  ==========   ==========  ==========
    Diluted ......................   $      .01  $      .05   $      .17  $      .05
                                     ==========  ==========   ==========  ==========
Number of starter packs sold .....       32,547      36,134       34,881      29,899      30,261      29,176      17,183      40,383
Number of renewal packs sold .....        8,000      10,922       10,675      11,622      13,892       8,636      21,629      14,319
                                     ----------  ----------   ----------  ----------  ----------  ----------  ----------  ----------
Total number of packs sold .......       40,547      47,056       45,556      41,521      44,153      37,812      38,812      54,702
                                     ==========  ==========   ==========  ==========  ==========  ==========  ==========  ==========
Total Associates canceling
    Associate status .............        1,178       1,280        1,187       1,518       1,376       1,597       1,683       1,486
                                      =========  ==========   ==========  ==========  ==========  ==========  ==========  ==========

----------------
(1) For the fourth quarter of 1997, cost of sales included an adjustment for the abnormal conversion of approximately $133,000 of raw materials by a manufacturer and a write-off of identified obsolete inventory. The Company now sells raw materials to its manufacturers and repurchases finished goods, which should prevent future losses on abnormal conversions. Selling and administrative expenses included accruals for (i) discretionary bonuses for all employees, (ii) termination expenses and (iii) disputed freight expenses. Other operating costs increased for the accrual of various attorney and consulting fees and compensation expenses related to the issuance of stock options to certain nonemployees.

(2) In June 1997, the Company recorded a one-time charge to operations for the issuance of the Common Stock in exchange for the cancellation of certain incentive compensation agreements. An additional incentive compensation agreement was cancelled in December 1997.

(3) In September 1998, the Company recorded a charge of approximately $941,000 for the write-off of certain deferred offering costs. In December 1998, $94,000 of these costs were recovered by the Company.

(4) During the fourth quarter of 1998, the Company began operations in Australia and incurred approximately $1 million in start-up costs. In addition, the Company expensed $500,000 for ongoing modification costs associated with its internally developed software.

(5) The pro forma information shows the Company's consolidated net income as if all income earned by the Company and the Partnerships was taxable at federal and statutory rates.

(6) Computed on the basis described in Note 1 in the Notes to Consolidated Financial Statements.

         As the table above indicates, the Company has experienced a declining rate of growth in recent quarters. The decreased rate results primarily from the increased base on which the growth rate is computed and a shrinking base of potential new Associates in its existing markets offset by the new Associate base created from the Company's international expansion. The Company has relied on its historical growth to provide the operating cash flows used to fund its current international expansion and its growth in infrastructure, including equipment and personnel. The Company believes it currently has an infrastructure capable of supporting its historical growth for the next three to five years. The Company does not anticipate that future rates of growth will be equal to historic rates of growth due to the increased base on which the rate of growth is computed. The Company's inability to maintain its historic rate of growth is not expected to have an adverse effect on operations due to the relatively high gross profit margins and current sales base. The Company expects expansion into international markets to provide expanded growth opportunities. If the Company is unable to maintain current levels of growth, seasonal declines in sales revolving around the holiday period in the fourth quarter may become apparent.

LIQUIDITY AND CAPITAL RESOURCES

         In February 1999, the Company raised approximately $9.5 million in net proceeds from the IPO. In the IPO, the Company sold 1,500,000 shares of the Common Stock and existing shareholders sold 1,556,016 shares of the Common Stock at $8.00 per share. In addition, in February 1999, the Company received an additional $454,187 in proceeds from the exercise of outstanding warrants to purchase 336,435 shares of the Common Stock. The Company intends to use approximately $6.2 million of the proceeds for international expansion, primarily for product registration, initial inventory requirements and similar items. The remaining $3.3 million will be used to fund working capital and for general corporate purposes.

         The Company's principal capital requirement is to fund working capital to support its growth. To date, the Company has financed its operations primarily through cash flows derived from operating activities. Primarily as a result of the Company's investment in the infrastructure necessary to support its growth and international expansion, the Company had working capital deficiencies of $9.2 million and $12.4 million as of December 31, 1997 and 1998, respectively. During 1997 and 1998, the Company invested approximately $9.1 million and $6.1 million, respectively, in its property and equipment. These projects were funded primarily from operating cash flow, which negatively impacted working capital.

         The Company also distributed approximately $4.0 million during 1997 to the Partnerships and approximately $6.9 million and $9.9 million in dividends to its shareholders in 1997 and 1998, respectively. Additionally, current liabilities increased due to increased commissions, payables, income taxes and inventory purchases. These increases are primarily related to increased sales volume in 1997 and 1998, the IPO which was closed on February 12, 1999, expansion into Australia and research into future planned expansion into other international markets. The Company believes its current facilities are sufficient to support near-term growth. The reduction in capital spending, combined with the Company's intention to cease future distributions to shareholders, is expected to reduce or eliminate the Company's working capital deficiencies in the future.

         Pursuant to the terms of an interim lease line-of-credit agreement that expired in December 1998 (the "Line of Credit"), the Company was allowed to convert amounts drawn thereunder into capital leases and, in March and August 1998, the Company converted $631,000 and $840,000, respectively, which had been drawn on the Line of Credit, into two capital leases (the "Capital Leases"). The Capital Leases bear interest at 9.3%, are collateralized by the leased assets, are payable in thirty-six monthly installments and contain various covenants, one of which the Company was in violation of at December 31, 1998. The Company obtained a waiver from the bank on March 16, 1999 waiving the violation through the period ended February 28, 1999, at which time the Company was in compliance with the covenant. In July 1998, the Company entered into a thirty-six month, unsecured note payable with a finance company to finance its three-year product liability insurance premium. The initial principal amount of this note was $435,670, the interest rate is 8.0% and monthly installments are due through December 2000.

         Net cash provided by operating activities was $9.6 million, $19.8 million and $18.2 million in 1996, 1997 and 1998, respectively. Throughout these years, the Company experienced increases in net sales, which were partially offset by increases in inventories and expenses related to international expansion. In 1999, the Company expects to spend up to $4.5 million for start-up costs and $2.6 million for initial inventory for the 1999 planned expansion into the United Kingdom and Japan.

         Net cash used in investing activities was $3.2 million, $8.9 million and $4.5 million in 1996, 1997 and 1998, respectively. These activities consisted primarily of purchases of property and equipment in connection with the Company's relocation to its new headquarters facility in April 1997 and the relocation of the Company's Texas distribution center, the build-out of its research and development facility and the development and implementation of its proprietary software program during 1998. The new facilities and software program should be sufficient for the Company's immediate needs. However, in the near future, the Company intends to spend up to an estimated $4.5 million for additional modifications to the software program for international expansion, Internet access and additional purchases of property and equipment for planned international expansion into the United Kingdom and Japan.

         Net cash used in financing activities totaled $6.2 million, $11.9 million and $12.9 million in 1996, 1997 and 1998, respectively. In 1996 and through the reorganization of the Company in June 1997, the Company made distributions to partners of the Partnerships. Following the reorganization, the Company has paid dividends on a monthly basis to its shareholders in the amount of $0.02-$0.06 per share and paid dividends each month until the consummation of the IPO on February 12, 1999. The Company does not intend to continue to pay such dividends after the IPO, however, the Board of Directors may, at its discretion decide to pay dividends after evaluating the Company's net income and alternative uses of retained earnings.

         The Company anticipates that its existing capital resources, including cash provided by operating activities, bank borrowings, together with the proceeds from the IPO and suspension of dividend payments to shareholders, will be adequate to fund the Company's operations for at least the next 12 months. The Company has no present commitments or agreements with respect to any acquisitions or purchases of manufacturing capabilities or new technologies. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the timing and pace of the Company's entry into international markets, growth in the number of Associates and its research and development efforts. To the extent that the Company's existing capital resources, together with the net proceeds of the IPO, are insufficient to meet its capital requirements, the Company will be required to raise additional funds. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

YEAR 2000

         The Company's management recognizes the need to ensure that its operations and relationships with vendors, Associates and other third parties will not be adversely impacted by software processing errors arising from calculations using the Year 2000 and beyond. Many existing computer programs and databases use only two digits to identify a year in the date field (i.e., 98 would represent 1998). If not corrected, many computer systems could fail or create erroneous results in the year 2000. The Company believes all of its internal information systems currently in use are Year 2000 ready, largely due to the short operating history of the Company. The majority of the Company's critical business applications have been developed internally, in the past two years, with Year 2000 ready tools. With respect to non-information technology systems issues, the Company expects to identify, assess and remediate, if necessary, its building and utility systems for any Year 2000 issues relating to the functionality of its facilities during the first half of 1999. All testing and remediation, if necessary, of non-information technology systems is expected to be completed by the summer of 1999.

         The Company has begun communications with its vendors and other third parties to determine the extent that these related systems may not be Year 2000 ready. Because the Company is still in the initial stages of these communications, the Company can not determine if such failures are possible and, if so, the extent that such failures would impact the Company. If one of the Company's primary suppliers of ingredients were to have Year 2000 problems, it is possible that these problems could have a material effect on the Company's operations.

         Management expects the total cost associated with Year 2000 identification, remediation and testing to be between $100,000 and $200,000, of which $20,000 was spent in 1998. The expected cost represents approximately 2-3% of the total information technology budget and includes all costs to be incurred through the utilization of internal employees only. If the Company has to outsource any of these costs, the total costs could increase by approximately $600,000. Currently, the Company does not anticipate having to outsource any of these costs.

         Should any or all of the applications fail to perform properly on January 1, 2000, the Company will resort to temporary manual processing, which is not expected to have a material adverse impact on its short-term operations. Failure to achieve Year 2000 readiness by any of the Company's vendors, while expected to cause some disruption to operations in the short-term, is not expected to have a material impact on the Company's operations.

FORWARD-LOOKING STATEMENTS

         Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Business," "Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risk and uncertainties that may be outside the Company's control. These forward-looking statements include statements of: management's plans and objectives for the Company's future operations and of future economic performance; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; the Company's realization of its deferred tax assets; and the level of future expenditures and the outcome of regulatory and litigation matters, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, future product development and manufacturing costs, timely development and acceptance of new products, the entrance into new countries and markets, the impact of competitive products and pricing, the political and economic climate in which the Company conducts operations and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission (the "Commission").

IMPACT OF INFLATION

         The Company believes that inflation historically has not had a material impact on its operations or profitability. In 1998, the Company expanded into Australia, in 1999, the Company plans to expand into the United Kingdom. Revenues and expenses in foreign markets are currently translated using historical and weighted-average exchange rates; therefore a weakening United States dollar should have a positive impact whereas a strengthening United States dollar should have a negative impact on translations of its foreign operations. The planned expansion into Japan may be adversely affected by a further economic downturn or fluctuation in Asian currencies. The Company intends to proceed cautiously with its planned Japanese expansion in order to help minimize any material impact on its operations or profitability.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

         In June 1998, the FASB issued FAS No. 133, "Accounting for Derivatives, Investments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments imbedded in other contracts and for hedging activities. FAS No. 133 is effective for fiscal years beginning after June 15, 1999. As the Company does not have any derivative financial instruments, this pronouncement is not expected to impact the Company.

         In April 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires companies to expense start-up and organization costs as incurred. SOP 98-5 broadly defines start-up activities and provides examples to help entities determine whether certain costs are within the scope of SOP 98-5. SOP 98-5 will be effective beginning for fiscal years beginning after December 15, 1998 and its initial application is to be reported as the cumulative effect of a change in accounting principle. Currently, the Company does not have any unamortized startup or organizational costs; however, any future startup costs related to the international expansion will be expensed as incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or for purposes "other than trading," instruments that are likely to expose the Company to certain types of market risk, including interest rate, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps.

         However, the Company is exposed to certain other market risks, including variability in currency exchange rates as measured against the United States dollar. The value of the United States dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's sales (as expressed in United States dollars), gross margins, operating expenses and retained earnings. When the United States dollar sustains a strengthening position against currencies in which the Company sells products or a weakening exchange rate against currencies in which it incurs costs, its sales or costs may be adversely affected. The Company has established policies, procedures, and internal processes governing the management of market risk and the use of any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rate is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected transactions denominated in foreign currency. Based upon the Company's overall currency rate exposure at December 31, 1998, the Company does not believe that its exposure to exchange rate fluctuations will have a material impact on its consolidated financial position or consolidated results of operations. All statements other than historical information incorporated in this Item 7A are forward looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Supplementary Data of the Company required by this Item 8 are set forth at the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The Company's executive officers and directors and their ages as of March 24, 1999 are as follows:

                     NAME                    AGE                            POSITION
          -----------------------------      ---     ------------------------------------------------------
          Charles E. Fioretti..........       52     Chairman of the Board and Chief Executive Officer
          Samuel L. Caster.............       48     President and Director
          Anthony E. Canale............       46     Chief Operating Officer
          Patrick D. Cobb..............       46     Vice President, Chief Financial Officer, Secretary and
                                                     Director
          Deanne Varner................       46     General Counsel and Vice President of Compliance
          Jeffrey P. Bourgoyne.........       37     Vice President of Operations
          Peter E. Hammer..............       44     Vice President of New Business and International
                                                     Development
          Donald W. Herndon............       48     Vice President of Marketing
          Bill H. McAnalley, Ph.D......       54     Vice President of Research and Product Development
          Ronald D. Norman.............       40     Vice President and Treasurer
          Eoin Redmond.................       33     Vice President of Information Technology
          Stephen D. Fenstermacher.....       46     Vice President of Accounting and Controller
          Steven A. Barker.............       49     Director
          Chris T. Sullivan............       50     Director

         Charles E. Fioretti co-founded the Company in November 1993, has served as Chairman of the Board and Chief Executive Officer since May 1997 and as a director since November 1993. His current term as director expires in 2001. Mr. Fioretti served as Chief Operating Officer of the Company from November 1993 to July 1996. From June 1990 until April 1995, Mr. Fioretti was an owner and operator of several Outback Steakhouse, Inc. restaurants in Arizona, Indiana and Kentucky. Prior to his involvement with Outback Steakhouse, Inc., Mr. Fioretti occupied executive positions with several national restaurant chains, including Bennigan's, ChiChi's Mexican Restaurants, El Chico and Steak & Ale. Mr. Fioretti is Peter E. Hammer's brother-in-law.

         Samuel L. Caster co-founded the Company in November 1993 and since then has served as President and as a director of the Company. His current term as director expires in 2000. From April 1992 until August 1993, Mr. Caster also served as co-founder, owner and President of Funds-4-Kids, Inc., a multi-level marketing company that sold healthy alternative candy bars for children. From January 1990 until April 1992, Mr. Caster served as a consultant for Metabolic Technologies, Inc., a nutritional supplement multi-level marketing company that sold metabolic vitamins.

         Anthony E. Canale joined the Company in January 1997 and since then has served as Chief Operating Officer of the Company. From February 1993 until October 1996, Mr. Canale was President of Canale and Associates, an Outback Steakhouse, Inc. joint venture partnership. Prior to that time, Mr. Canale served as Regional Vice President and Vice President of Franchise Operations and Food/Beverage Development for ChiChi's, Inc., Regional General Manager and National Director of Operation Services for Kentucky Fried Chicken Corporation and Executive Vice President and Chief Operating Officer of Kenny Rogers Roasters Restaurants, Inc., all national restaurant chains. Mr. Canale holds a B.S. in Management from American International College in Springfield, Massachusetts.

         Patrick D. Cobb joined the Company in August 1994 and since then has served as Chief Financial Officer and Vice President. Mr. Cobb has served as Secretary of the Company since February 1997 and as a director since November 1997. His current term as director expires in 2000. From January 1994 until August 1994, Mr. Cobb was President of Industrial Gasket, Inc., a metal stamping facility in Oklahoma City. From August 1989 until October 1993, he was head of a Small Business Management Program with the Oklahoma VO-Tech System. From May 1981 until October 1993, Mr. Cobb was employed by General Motors Corporation as a Senior Accountant and Financial Forecaster. Mr. Cobb holds a B.S. in Finance from the University of Oklahoma and is a Certified Public Accountant.

         Deanne Varner joined the Company in January 1996 and since May 1996 has served as General Counsel and Vice President of Compliance. From 1986 until January 1996, Ms. Varner maintained a law practice in Dallas, Texas focusing on business law and related transactions. Ms. Varner has over 20 years of experience in business, corporate and transactional law. Ms. Varner holds a B.A. in Social Sciences and a J.D. from Southern Methodist University.

         Jeffrey P. Bourgoyne joined the Company in December 1996 and since February 1998 has served as Vice President of Operations. From May 1995 until December 1996, Mr. Bourgoyne served as facility manager for DSC Logistics, Inc., a third-party logistics provider. From June 1993 until May 1995, Mr. Bourgoyne was a Transportation Services Manager for Abbott Laboratories, a pharmaceutical company. Mr. Bourgoyne holds a B.S. in Management from University of New Orleans and an M.B.A. from Lake Forest Graduate School of Management.

         Peter E. Hammer joined the Company in March 1995 and since January 1998 has served as Vice President of New Business and International Development. From November 1991 until February 1995, Mr. Hammer served as the Vice President and Chief Information Officer of The Network, Inc., a business abuse solutions company in Atlanta, Georgia. Prior to that, Mr. Hammer worked for several companies developing and installing complex computer and information systems. Mr. Hammer holds a B.A. in Liberal Arts from State University College at Buffalo and an A.A.S. in Electronics from Suffolk Community College. Mr. Hammer is Charles E. Fioretti's brother-in-law.

         Donald W. Herndon joined the Company in November 1993 until December 1996 served as the Vice President of Distribution. Since December 1996 Mr. Herndon has served as Vice President of Marketing. From January 1993 through November 1993, Mr. Herndon served as the Vice President of Operations for Funds-4-Kids, Inc. a multi-level marketing company that sold healthy alternative candy bars for children. Mr. Herndon is the brother-in-law of Mr. Samuel L. Caster.

         Bill H. McAnalley, Ph.D. joined the Company in July 1996 and has served as Vice President of Research and Product Development and Chief Scientific Officer since December 1997. From March 1995 until July 1996, Dr. McAnalley served as a consultant to the Company. From March 1987 until February 1995, Dr. McAnalley was Vice President of Research and Product Development at Carrington Laboratories, Inc., a pharmaceutical research, development and manufacturing company. Dr. McAnalley holds a Ph.D. in Pharmacology and Toxicology from the University of Texas Health Science Center in Dallas, Texas.

         Ronald D. Norman joined the Company in May 1996 and from August 1997 until September 1998 served as Controller. In September 1998, Mr. Norman began serving as the Treasurer. In June 1998, Mr. Norman was promoted to Vice President. From September 1994 until April 1996 Mr. Norman was a tax manager with Belew Averitt LLP, a public accounting firm in Dallas, Texas. From January 1989 until September 1994 Mr. Norman worked for Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP), an international public accounting firm. Mr. Norman holds an M.A. in Tax and a B.B.A. in Accounting from Baylor University and is a Certified Public Accountant.

         Eoin Redmond joined the Company in July 1997 and since then has served as Vice President of Information Technology. From August 1996 through June 1997, Mr. Redmond was employed by the Company as a computer systems consultant. From October 1995 until August 1996, Mr. Redmond was Head of Client Services for Tate Bramald Ltd., an accounting software provider. From December 1993 until September 1995, Mr. Redmond was employed as Technology Services Manager-Europe for SSA Europe Ltd., an industrial software provider. From October 1987 until October 1993, Mr. Redmond was employed as a Senior Software Manager for Team Systems Group, Ltd., a reseller of turn-key software systems. Mr. Redmond matriculated at Presentation College, County Wicklow, Ireland and subsequently attended AnCo Technology Center, County Dublin, Ireland.

         Stephen D. Fenstermacher joined the Company in November 1998 and since then has served as Vice President of Accounting and Controller. From January 1998 until October 1998, Mr. Fenstermacher was a consultant for Kibel, Green, ISSA, Inc., a crisis management firm specializing in turnaround strategy and execution consulting. From April 1995 until October 1997, Mr. Fenstermacher served as Executive Vice President and Chief Financial Officer for The Johnny Rockets Group, Inc., from May 1994 until April 1995, as Vice President for Brinker International, Inc., from September 1991 until May 1994, as Chief Executive Officer and Chief Financial Officer for On the Border Cafes, Inc., all international restaurant chains. Mr. Fenstermacher holds an M.B.A. from the University of Pittsburgh and a B.A. from the University of Notre Dame.

         Steven A. Barker became a director of the Company in January 1998. His current term as director expires in 2002. Dr. Barker has been a full professor of Physiology, Pharmacology and Toxicology at Louisiana State University since April 1990. Dr. Barker holds a B.S. and an M.S. in Chemistry and a Ph.D in Chemistry/Neurochemistry from the University of Alabama-Birmingham.

         Chris T. Sullivan became a director of the Company in October 1997. His current term as director expires in 2001. Mr. Sullivan has been the Chairman of the Board and Chief Executive Officer of Outback Steakhouse, Inc. since founding that company in 1988. Mr. Sullivan serves on the executive committee for The Outback/Gary Koch Pro-Am, the Tampa Bay Devil Rays, the Employment Policies Institute and the Presidents Conference. Mr. Sullivan holds a degree in Business and Economics from the University of Kentucky.

         The Company has a classified Board of Directors. At each annual meeting of shareholders, a class of directors will be elected to serve a three-year term and until his successor is duly elected and qualified. Officers serve at the discretion of the Board of Directors. Except as described above, there are no family relationships among the directors and executive officers.

COMMITTEES OF THE BOARD OF DIRECTORS

         In February 1999, the Board of Directors established an audit committee (the "Audit Committee") and a compensation committee (the "Compensation Committee"). The Audit Committee is comprised solely of the Company's two independent directors, Messrs. Barker and Sullivan, who are charged with reviewing the Company's annual audit and meeting with the Company's independent accountants to review the Company's internal controls and financial management practices. The Compensation Committee is also comprised solely of Messrs. Barker and Sullivan. The Compensation Committee is responsible for establishing salaries, bonuses and other compensation for the Company's executive officers.

         The Board of Directors intends to establish an option committee (the "Option Committee"). Pursuant to the terms of the 1997 Stock Option Plan and the 1998 Stock Option Plan, the authority to determine the terms and conditions of each option to be issued under both the 1997 Stock Option Plan and the 1998 Stock Option Plan and the responsibility for administration of each such plan, which currently rests with the Board of Directors, will be assumed by the Option Committee. The Option Committee will be comprised solely of at least two "Non-Employee Directors," as such term is used in Rule 16b-3 promulgated under the Exchange Act.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Common Stock, to file with the Commission initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Such persons are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) reports they file. For the year ended December 31, 1998, such persons were not required to file such reports as the Company was, prior to the IPO, not subject to the requirements of the Exchange Act. However, to the Company's knowledge, based solely on its review of the copies of reports filed in connection with the IPO and subsequently, and upon written representations that no other reports were required, it is the Company's opinion that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been complied with.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the compensation paid to or earned for each of the three years ended December 31, 1998, by each person who served as the chief executive officer of the Company during 1998 and the four most highly compensated executive officers of the Company, other than the chief executive officer, who were serving as executive officers at the end of 1998 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                                                                  --------------
                                                                                                     NUMBER OF
                                                 ANNUAL COMPENSATION                                   SHARES
                                               -----------------------             OTHER             UNDERLYING
                                                                                   ANNUAL             OPTIONS
NAME AND PRINCIPAL POSITION           YEAR       SALARY         BONUS          COMPENSATION(1)        GRANTED
---------------------------           ----     ----------     ----------       --------------      -------------
Charles E. Fioretti(2)                1998     $  433,517     $  750,000        $    9,044(3)             --
  Chairman of the Board and           1997        403,434        760,000           109,765(3)             --
  Chief Executive Officer             1996        325,962      1,268,197           110,580(3)             --

Samuel L. Caster                      1998        433,517        500,000             2,942(4)             --
  President                           1997        403,434        760,000            16,012(4)             --
                                      1996        317,374      1,307,200            25,362(4)             --

Anthony E. Canale                     1998        287,500        326,293            11,925(5)        250,000
  Chief Operating Officer             1997        221,978        190,172                --           250,000
                                      1996             --             --                --                --

Patrick D. Cobb                       1998        245,055        250,000             2,077           100,000
  Vice President, Chief Financial     1997        214,011        171,666            43,000(6)        100,000
  Officer and Secretary               1996        169,712        269,999                --                --

Deanne Varner                         1998        225,275        323,793             1,644           228,000
  General Counsel and                 1997        187,019        159,884                --           228,000
  Vice President of Compliance        1996        120,442         55,500            16,500                --

-----------------
(1)      Includes the Company's matching contribution to the 401(k) plan.

(2)      Mr. Fioretti became Chief Executive Officer of the Company on May 1,
         1997.

(3) Represents the amounts paid to Mr. Fioretti under his incentive compensation agreement.

(4) Represents the amount paid to Mr. Caster under his incentive compensation agreement.

(5)      Represents the amount paid to Mr. Canale for costs of relocation.

(6) Represents the value of a Company vehicle transferred to Mr. Cobb in 1997.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information on options granted to the Named Executive Officers during the fiscal year ended December 31, 1998.

                                                           INDIVIDUAL GRANTS
                                 -------------------------------------------------------------- POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF
                                   NUMBER OF                                                        STOCK PRICE
                                     SHARES        PERCENT OF                                     APPRECIATION FOR
                                   UNDERLYING    TOTAL OPTIONS                                     OPTION TERM(2)
                                    OPTIONS        GRANTED TO    EXERCISE OR BASE  EXPIRATION  ----------------------
             NAME                  GRANTED(1)      EMPLOYEES       PRICE ($/SH)       DATE          5%        10%
-----------------------------   --------------- --------------- ----------------- ------------ ----------- ----------
Anthony E. Canale............        250,000         38.9%              $8.00        7/31/08     1,257,789  3,187,485

Patrick D. Cobb..............        100,000         15.6%              $8.00        7/31/08       503,116  1,274,994

Deanne Varner................        228,000         35.5%              $8.00        7/31/08     1,147,104  2,906,986


---------------
(1) Options granted become exercisable beginning July 31, 1999, the first anniversary of the date of grant.

(2) The 5% and 10% assumed annual compound rates of stock appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of future prices of the Common Stock. The actual value realized may be greater or less than the potential realizable value set forth in the table.

         The following table sets forth, as of December 31, 1998, the number of options and the value of unexercised options held by the Named Executive Officers. As of December 31, 1998, there had been no stock options exercised by any Named Executive Officers.

                         FISCAL YEAR-END OPTION VALUES

                                                                    Number of
                                                                Shares Underlying            Value of Unexercised
                                                             Unexercised Options at         In-the-Money Options at
                                                             Fiscal Year Year-End(#)          Fiscal Year-End(1)
                                                          -----------------------------    ---------------------------
Name                                                      Exercisable(2)  Unexercisable    Exercisable   Unexercisable
----                                                      --------------  -------------    -----------   -------------
Anthony E. Canale....................................          --             500,000          --        $ 1,662,500
Patrick D. Cobb......................................          --             200,000          --            665,000
Deanne Varner........................................          --             456,000          --          1,516,200

---------------
(1) There was no public trading market for the Common Stock at December 31, 1998. Accordingly, as permitted by the Commission, these values have been calculated based on the IPO price of $8.00 per share less the per share exercise prices of $1.35 and $8.00.

(2) Options granted become exercisable 90 days after the completion of an initial public offering of the Company's securities but in no event earlier than the date of grant. Options issued in 1998 become exercisable on July 31, 1999.

DIRECTOR COMPENSATION

         Each independent director of the Company who is not an officer or employee of the Company receives an annual fee of $30,000 for serving on the Board of Directors. In addition, directors of the Company are reimbursed for their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. Prior to his appointment as a director, Dr. Barker was a consultant to the Company and was paid $2,500 in consulting fees in 1997.

EXECUTIVE EMPLOYMENT AGREEMENTS

         The Company entered into employment agreements with each of Charles E. Fioretti, Samuel L. Caster, Patrick D. Cobb, Anthony E. Canale, Bill H. McAnalley and Deanne Varner, effective as of September 1, 1998, which entitle each such employee to receive their current base salary and bonus compensation based upon the management bonus plan formula. The agreements have an initial term of five years and extend automatically each year for one additional year unless both parties agree to termination prior to the end of any term. If the Company terminates any such employment agreement for any reason other than specified events, the executive is entitle to receive an amount equal to the sum of all salary and bonus which would have been paid in the five years subsequent to such termination.

MANAGEMENT BONUS PLAN

         The executive officers and certain other members of corporate management are eligible to receive bonuses in addition to their base salaries. The bonus plan is based upon the attainment by management of certain financial goals of the Company. The amount of the bonuses paid pursuant to the bonus plan, prior to the IPO, were reviewed and approved by the Board of Directors. Post-IPO, amounts to be paid under the bonus plan will be reviewed and approved by the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, the Company had no compensation committee or other committee of the Board of Directors performing similar functions. Decisions concerning compensation of executive officers were made by the Board of Directors, which included Charles E. Fioretti, Samuel L. Caster, Patrick D. Cobb, Chris T. Sullivan and Steven A. Barker. In February 1999, the Board of Directors established the Compensation Committee, consisting solely of independent directors (Messrs. Barker and Sullivan), subsequent to the consummation of the IPO. The Compensation Committee is now responsible for decisions regarding compensation of Executive Officers.

EXECUTIVE COMPENSATION REPORT OF THE BOARD OF DIRECTORS

         Until the formation of the Compensation Committee, consisting of Messrs. Barker and Sullivan, in February 1999, the Board of Directors performed the functions of the Compensation Committee, including for the fiscal year ended December 31, 1998.

         Notwithstanding anything to the contrary set forth in any of the previous filings made by the Company under the Securities Act that might incorporate future filings, including, but not limited to, this report, in whole or in part, the following Executive Compensation Report shall not be deemed to be incorporated by reference into any such future filings.

         The Executive Compensation Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Company's executive officers, including its Chief Executive Officer, Charles E. Fioretti, during the fiscal year ended December 31, 1998.

         Compensation Policy. The Company's policy with respect to executive compensation has been designed to:

         o Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry;

         o Reward the executive officers for the achievement of short-term operating goals and for the enhancement of the long-term value of the Company; and

         o Align the interests of the executive officers with those of the Company's shareholders with respect to short-term operating goals and long-term increases in the price of the Common Stock.

         The components of compensation paid to certain executive officers consist of: (a) base salary, (b) bonus, (c) other annual compensation and (d) other long-term compensation. In the absence of a Compensation Committee, the Board of Directors has been responsible for reviewing and approving cash compensation paid by the Company to its executive officers and members of the Company's senior management team, including bonuses and awards made under the aforementioned compensation, selecting the individuals who will receive such bonuses and awards and determining the timing and amount of all such bonuses and awards granted. The Compensation Committee was formed on February 10, 1999.

         Components of Compensation. The primary components of compensation paid by the Company to its executive officers and the relationship of such components of compensation to the Company's performance are discussed below:

                  Base Salary. For the fiscal year ended December 31, 1998, the Board of Directors reviewed and approved the base salary paid by the Company to its executive officers. At the beginning of each new fiscal year the Compensation Committee will review the base salaries of the executive officers to ensure the salaries are based correctly upon a number of factors. These factors include the Company's performance (to the extend such performance can fairly be attributed or related to each executive's officer's performance), as well as the nature of each executive officer's responsibilities, capabilities, loyalties and contributions. The Board of Directors believes that base salaries for the Company's executive officers have been reasonable in relation to the Company's size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company's industry.

                  Bonus. The executive officers of the Company are eligible to participate in the Management Bonus Plan. Bonuses paid under this plan are based upon the attainment by the Company of certain financial goals. The bonuses paid during the fiscal year ended December 31, 1998 were reviewed and approved by the Board of Directors. Subsequent bonuses will be paid to the executive officers at least once per year and will be reviewed and approved annually by the Compensation Committee. During the fiscal year ended December 31, 1998, the CEO,

         Charles E. Fioretti, was awarded an additional bonus of $250,000 for his distinguished efforts in the consummation of the IPO.

                  Other Annual Compensation. The Company maintains certain other plans and arrangements for the benefit of its executive officers and other members of the management team, including participation in the 401(k) plan, use of a Company vehicle and health, life, automobile and long-term disability insurance. The Company believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the Company's industry.

                  Long-term Compensation. The Company maintains stock option plans to reward members of management for the obtainment of certain goals or events. The stock options granted have historically been reviewed and approved by the Board of Directors. After the IPO, stock option grants will be reviewed and approved by the Compensation Committee. During the fiscal year ended December 31, 1998, some of the executive officers were granted stock options for their efforts in relation to the IPO. The Company believes these long-term compensation arrangements are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the Company's industry.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         1998 Chief Executive Officer Compensation. As previously described, the Board of Directors considers several factors in determining the Chief Executive Officer's compensation package, with the primary factor being the Company's performance and the competitive compensation paid to executive officers with companies of comparable size or within the Company's industry. Specific actions taken by the Board of Directors regarding Mr. Fioretti's compensation paid in 1998 are summarized below.

                  Base Salary. As with the Company's other executive officers, Mr. Fioretti's 1998 salary was based on a number of factors. These factors include the Company's performance, overall consolidated financial results and the nature of his responsibilities, capabilities, loyalties and contributions to the Company. Effective July 1, 1998, Mr. Fioretti's salary was increased from $300,000 to $600,000. This increase reflected the Company's overall performance, consolidated financial results and Mr. Fioretti's contributions to the Company.

                  Bonus. The Chief Executive Officer of the Company is allowed to participate in the Management Bonus Plan. The bonuses are based upon the attainment by the Company of certain financial goals. The Board of Directors approved a $750,000 bonus to Mr. Fioretti for his contributions related to the Company reaching certain financial goals and consummating the IPO.

                  Other Annual Compensation. As with the Company's other executive officers, the Chief Executive officer may participate in the 401(k) plan, but has elected not to at this time. The Chief Executive Officer is also provided with a Company-owned vehicle and health, life, automobile and long-term disability insurance coverage.

                  $1 Million Pay Deductibility Cap. Under Section 162(m) of the IRS Code, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1 million, unless the compensation is excluded from the $1 million limit as a result of being classified performance-based. At this time, the Company's executive officer cash compensation levels for its Chief Executive Officer only exceeded the $1 million pay limit due to the $250,000 bonus paid to Mr. Fioretti for his contributions in consummating the IPO. The Company does not anticipate exceeded this limit in the near future. Nonetheless, the Compensation Committee intends to periodically review its executive pay plans in light of this regulation.

         Conclusion. The Board of Directors believes that the concepts discussed above further the shareholders' interests and that officer compensation encourages responsible management of the Company. The Board of Directors regularly considers the effect of executive compensation on shareholder interests. In the past the Board of Directors based its review on the experience of its own members and on information requested from management personnel. In the future, these factors, reports of the Compensation Committee and discussions with and information compiled by various independent consultants retained by the Company will be used in determining executive officer compensation.

                               Board of Directors

                               Charles E. Fioretti
                               Samuel L. Caster
                               Patrick D. Cobb
                               Chris T. Sullivan
                               Steven A. Barker

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 24, 1999, the number of shares of the Common Stock and the percentage of the outstanding shares of such class that are beneficially owned by (i) each person who is the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (ii) each of the directors and the Named Executive Officers of the Company, and (iii) all of the current officers and directors of the Company as a group.

                                                                            Beneficial Ownership(1)
                                                          Number of         -----------------------
                                                            Shares
                                                          Excluding                                        % of Class
    Name of Directors and Executive Officers               Options     Stock Options(2)        Total      Outstanding(3)
    ----------------------------------------              ----------   ----------------      ---------    --------------
Samuel L. Caster ................................         5,713,549                           5,713,549        23.7%
     c/o Mannatech, Incorporated
     600 S. Royal Lane
     Suite 200
     Coppell, TX 75019
William C. Fioretti(4) ..........................         5,474,407                           5,474,407        22.7
     c/o Agritech Labs, Inc. ....................
     6333 N. St. Highway 161
     Suite 350
     Irving, TX 75063
Charles E. Fioretti .............................         5,411,549                           5,411,549        22.5
     c/o Mannatech, Incorporated
     600 S. Royal Lane
     Suite 200
     Coppell, TX 75019
Chris T. Sullivan(5) ............................           342,537           100,000           442,537         1.8
Patrick D. Cobb(6) ..............................           300,900           100,000           400,900         1.7
Anthony E. Canale ...............................                --           250,000           250,000         1.0
Deanne Varner ...................................                --           228,000           228,000           *

All executive officers and directors as a .......        17,732,444         1,182,000        18,914,444        74.9
     group (14 persons)

---------------
* Less than one percent.

(1) The information contained in this table with respect to beneficial ownership reflects "beneficial ownership" as defined in Rule 13d-3 under the Exchange Act. All information with respect to the beneficial ownership of any shareholder has been furnished by such shareholder and, except as otherwise indicated or pursuant to community property laws, each shareholder has sole voting and investment power with respect to shares listed as beneficially owned by such shareholder.

(2) The directors and executive officers have the right to acquire shares of the Common Stock shown in this column within 60 days through the exercise of stock options.

(3) Shares of the Common Stock which are not outstanding but the beneficial ownership of which can be acquired by a person upon exercise of an option within 60 days of March 24, 1999 are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person and by the group of executive officers and directors. However, such shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

(4) Includes 1,450,102 shares of the Common Stock held by the Fioretti Family Partnership, Ltd. of which William C. Fioretti is the general partner and he, his wife and trusts for the benefit of their children are the limited partners.

(5) All of these shares of the Common Stock and the option are held by Multi-Venture Partners, Limited, an investment partnership formed by Mr. Sullivan and two other partners ("Multi-Venture"). The management of Multi-Venture is controlled by its sole general partner, SBG Investments, L.L.C. ("SBG"), which owns a .6% general partnership interest in Multi-Venture. Mr. Sullivan owns a 27.2% interest in SBG. Mr. Sullivan shares voting and dispositive power with respect to the Common Stock owned by Multi-Venture.

(6) Includes 60,000 shares of the Common Stock held by Joni J. Cobb, Mr. Cobb's spouse, and 10,000 shares held by trusts established for the benefit of Mr. Cobb's children and stepchildren.

         The Company is not aware of any arrangements, including any pledge of the Company's securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PARTNERSHIP TRANSACTIONS

         Prior to June 1, 1997, certain shareholders of the Company (the "Partners") directly owned all of the limited partnership interests in three limited partnerships: Beta M. Partners, Ltd. ("Beta"), Eleven Point Partners, Ltd. ("Eleven Point") and Power Three Partners, Ltd. ("Power Three"). All of the limited partnership interests in Beta were owned by Charles E. Fioretti, Chairman of the Board and Chief Executive Officer of the Company, Samuel L. Caster, President and director of the Company, and William C. Fioretti, who at the time was a director of the Company. Messrs. Charles E. Fioretti, Samuel L. Caster and William C. Fioretti also owned all of the limited partnership interests in Power Three. The limited partnership interests in Eleven Point were owned equally by four other shareholders of the Company, including Patrick
D. Cobb, Chief Financial Officer and Secretary, and currently a director, of the Company. The limited partnership interests in another limited partnership, Dynamic Eight Partners, Ltd. ("Dynamic" and, collectively with Power Three, Beta and Eleven Point, the "Partnerships") were all owned by Power Three and Eleven Point. The corporate general partners of each of the Partnerships were also owned and controlled by Messrs. Charles E. Fioretti, Samuel L. Caster and William C. Fioretti.

         The Partnerships were formed in 1994 to achieve certain tax efficiencies and to protect certain of the Company's proprietary rights. In December 1994, the Company transferred certain of its rights and interests in intellectual property and the Company's right to use the trademark "Manapol(TM)," to Beta. The Company then entered into a 17-year agreement to pay Beta a royalty based on the Company's sales volume for the use of the intellectual property and trademark. During 1995, 1996 and 1997, the Company, under this royalty agreement, incurred expenses of approximately $979,000, $2,554,000 and $1,780,000, respectively. Also in December 1994, the Company transferred certain marketing rights to Dynamic. The Company paid Dynamic a commission, based on a specified sales volume, in exchange for marketing and consulting services. During 1995, 1996 and 1997, the Company, under its marketing agreement with Dynamic, expensed approximately $1,395,000, $3,295,000 and $2,275,000, respectively, for consulting fees.

         On June 1, 1997, the Company entered into a merger agreement with the corporate general partners of the Partnerships, Eight Point Services, Inc., Triple Gold Business, Inc., Five Small Fry, Inc. and Beta Nutrient Technology, Inc. (collectively, the "General Partners"). Pursuant to the merger agreement, the General Partners were merged with and into the Company, and the issued and outstanding shares of common stock of each such entity were converted into the right to receive a certain number of shares of the Common Stock. On the same date, the Company entered into an exchange agreement among the Company and the Partners, pursuant to which the Company acquired all of the Partners' limited partnership interests in the Partnerships in exchange for the Common Stock. As a result of these transactions, an aggregate of 10,000,000 shares of the Common Stock were issued to the Partners, including 3,094,946,

3,094,946, 2,867,284 and 235,706 shares issued to Messrs. William C. Fioretti, Samuel L. Caster, Charles E. Fioretti and Patrick D. Cobb, respectively.

INCENTIVE COMPENSATION AGREEMENTS

         In 1994, the Company entered into incentive compensation agreements with Charles E. Fioretti, the Chairman of the Board and Chief Executive Officer of the Company, which was provided in lieu of ownership interests in the Partnerships, Ray Robbins, a shareholder of the Company, which was provided in part in lieu of ownership interests in the Partnerships, and certain other employees of the Company. These incentive compensation agreements required the Company to compensate such shareholders and employees based on the Company achieving specified monthly sales volumes and certain levels of monthly growth in the number of new Associates. Pursuant to these agreements, during 1995, 1996 and 1997, the Company paid Mr. Fioretti approximately $21,196, $96,522 and $93,753, respectively, and, during 1995, 1996 and 1997, the Company paid Mr. Robbins approximately $144,985, $369,861 and $249,490, respectively. In May and June 1997, the Company terminated Mr. Fioretti's incentive compensation agreement in exchange for 227,662 shares of the Common Stock and terminated one of its incentive compensation agreements with Mr. Robbins in exchange for 607,333 shares of the Common Stock. The Company also issued an aggregate of 1,192,576 shares of the Common Stock to the other employees in exchange for the termination of their incentive compensation agreements. In March 1998, the Company terminated another incentive compensation agreement and issued 74,167 shares of the Common Stock to an employee in exchange for the termination of such agreement. For the remaining incentive compensation agreement with Mr. Robbins, the Company paid commissions to Mr. Robbins based on a specified monthly sales volume and admittance of Associates for 1996, 1997 and 1998 of approximately $141,105, $226,354 and $131,187, respectively.

         In 1998, the Company paid Mr. William C. Fioretti, a cousin of Mr. Charles E. Fioretti, the Company's Chief Executive Officer, approximately $121,000 in commissions for specified monthly sales volume, of which $30,000 remained unpaid at December 31, 1998. In January 1999, the Company paid the remainder owed to Mr. Fioretti. In 1998, the Company also paid Mr. William C. Fioretti $250,000 for various consulting activities related to new product development.

LOANS TO OFFICERS

         Pursuant to an oral agreement to advance certain officers monies for the payment of taxes due in connection with the cancellation of their incentive compensation agreements, on December 31, 1997, the Company made loans of $162,052 to Dr. Bill H. McAnalley, Vice President of Research and Product Development of the Company, and of $121,782 to Peter E. Hammer, Vice President of New Business and International Development of the Company. The loans bore no interest and were due upon the earlier to occur of December 31, 1998 or the date of a public offering of the Common Stock. The loans were secured by shares of the Common Stock owned by the officers and stock powers were executed allowing the Company to transfer such shares in the event the loans were not repaid. The loans were repaid in February 1999, after the officers received the proceeds from the sale of their shares of Common Stock in the IPO.

TRANSACTIONS WITH MULTI-VENTURE

         In July 1997, in connection with Mr. Chris T. Sullivan's appointment to the Board of Directors of the Company, Messrs. Charles E. Fioretti, Samuel L. Caster and William C. Fioretti sold an aggregate of 399,000 shares of the Common Stock to Multi-Venture for an aggregate consideration of $798,000 ($2.00 per share). In addition, the Company issued Multi-Venture an option to purchase 100,000 shares of the Common Stock at an exercise price of $2.00 per share.

LOANS TO AGRITECH LABS, INC.

         During 1996 and 1997, the Company made advances to Agritech Labs, Inc. and Agritech Technology, Ltd. (together "Agritech") in the aggregate amount of approximately $918,000. Over 90% of the capital stock of Agritech is owned by William C. Fioretti, Charles E. Fioretti,

Samuel L. Caster and Patrick D. Cobb. On August 31, 1997, due to concerns about the ability of Agritech to repay the loans, each of Messrs. William C. Fioretti, Charles E. Fioretti, Samuel L. Caster and Patrick D. Cobb and another shareholder of both Agritech and the Company assumed the obligations of Agritech owed to the Company and issued individual promissory notes to the Company representing the aggregate amount of approximately $918,000. Each of the promissory notes bore interest at six percent per annum and was payable on the earlier of the sale of Agritech or December 31, 1998. The principal amount outstanding under the notes issued by each of Messrs. William C. Fioretti, Charles E. Fioretti and Samuel L. Caster at December 31, 1998 was approximately $275,400 and the principal amount outstanding under the note made by Mr. Patrick D. Cobb at December 31, 1998 was approximately $45,900. On December 31, 1998, the Company renewed the notes receivable with the shareholders to extend the due date to December 31, 1999. On February 17, 1999, the Company signed new notes receivable agreements with each of the shareholders. The new notes receivable bear interest at six percent, with the first payment due immediately and the remainder to be paid in annual installments through February 17, 2004. The principal amount outstanding under the new notes made by Messrs. William C. Fioretti, Charles E. Fioretti and Samuel L. Caster is approximately $200,000 and the principal amount outstanding under the new note made by Mr. Patrick D. Cobb is approximately $33,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1.       FINANCIAL STATEMENTS

         The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

                  Report of Independent Accountants................................................................F-2

                  Independent Auditor's Report.....................................................................F-3

                  Consolidated Balance Sheets as of December 31, 1997 and 1998.....................................F-4

                  Consolidated Statements of Income for the Years ended December 31, 1996, 1997 and 1998.......................................................................................F-5

                  Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years
                    ended December 31, 1996, 1997 and 1998.........................................................F-6

                  Consolidated Statements of Cash Flows for the Years ended December 31, 1996,
                    1997 and 1998..................................................................................F-7

                  Notes to Consolidated Financial Statements.......................................................F-8

         (a)      2.       FINANCIAL STATEMENT SCHEDULES

         Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the Consolidated Financial Statements or Notes thereto.

         (a)      3.       EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                  3.1 Amended and Restated Articles of Incorporation of the Company, incorporated herein by reference to Exhibit
                           3.1 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  3.2 Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  3.3 Amendment to the Bylaws of the Company, incorporated herein by reference to Exhibit 3.3 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  4.1 Specimen Certificate representing the common stock, par value $0.0001 per share, of the Company, incorporated herein by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

                  10.1 1997 Stock Option Plan dated May 20, 1997, incorporated herein by reference to Exhibit 10.1 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.2 1998 Incentive Stock Option Plan dated April 8, 1998, incorporated herein by reference to Exhibit
                           10.2 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.3 Agreement and Plan of Merger dated as of June 1, 1997 among the Company and Eight Point Services, Inc., Triple Gold Business, Inc., Five Small Fry, Inc., and Beta Nutrient Technology, Inc., incorporated herein by reference to Exhibit 10.3 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.4 Exchange Agreement dated June 1, 1997 among the Company and the limited partners of Power Three Partners, Ltd., Eleven Point Partners, Ltd. and Beta
                           M. Partners, Ltd., incorporated herein by reference to Exhibit 10.4 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.5 Plan and Agreement of Reorganization dated June 1, 1997 by and among the Company, Dynamic Eight Partners, Ltd., Power Three Partners, Ltd., Eleven Point Partners, Ltd. and Beta M. Partners, Ltd. and the general and limited partners of the partnerships, incorporated herein by reference to Exhibit 10.5 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.6 Exchange Agreement by and among Gary Watson, Patrick Cobb, Samuel Caster, Charles Fioretti and William Fioretti and the Company dated August 31, 1997, incorporated herein by reference to Exhibit 10.6 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.7 Option Agreement dated July 1, 1997 with Multi-Venture Partners, Ltd., incorporated herein by reference to Exhibit 10.7 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.8 Form of Indemnification Agreement with a schedule of director signatures, incorporated herein by reference to Exhibit 10.8 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.9 Letter of Understanding Regarding Development of Proprietary Information for the Company effective as of August 1, 1997, as amended, by and between Bill H. McAnalley, Ph.D. and the Company, incorporated herein by reference to Exhibit 10.12 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.10 Commercial Lease Agreement dated November 7, 1996 between MEPC Quorum Properties II Inc. and the Company, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.11 Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and the Company, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit
                           10.14 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.12 Assignment of Patent Rights dated October 30, 1997 by and among Bill H. McAnalley, Ph.D., H. Reginald McDaniel, D. Eric Moore, Eileen P. Vennum and William
                           C. Fioretti and the Company, incorporated herein by reference to Exhibit 10.15 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.13 Supply Agreement effective as of March 31, 1995 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit 10.16 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.14 Supply Agreement effective as of August 14, 1997 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit 10.17 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.15 Trademark License Agreement effective as of March 31, 1995 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit 10.18 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.16 Trademark License Agreement effective as of August 14, 1997 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit
                           10.19 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.17 Letter of Agreement from the Company to Michael L. Finney of LAREX, Incorporated dated December 23, 1997, incorporated herein by reference to Exhibit
                           10.20 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.18 Product Development and Distribution Agreement effective as of September 15, 1997 between New Era Nutrition Inc. and the Company, incorporated herein by reference to Exhibit 10.21 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.19 Severance and Consulting Agreement and Complete Release dated August 1, 1997 between Ronald E. Kozak and the Company, incorporated herein by reference to
                           Exhibit 10.22 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.20 Summary of Management Bonus Plan, incorporated herein by reference to Exhibit 10.23 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.21 Individual Guaranty of Samuel L. Caster dated January 5, 1998, incorporated herein by reference to Exhibit
                           10.27 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.22 Individual Guaranty of Charles E. Fioretti dated January 5, 1998, incorporated herein by reference to
                           Exhibit 10.28 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.23 Lease dated September 1, 1998 between Mannatech Australia Pty Limited and Legal & General Properties No. 1 Pty Limited, incorporated herein by reference to Exhibit 10.29 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.24 Form of Employment Agreement to be entered into between the Company and each of Charles E. Fioretti, Patrick D. Cobb, Anthony E. Canale, Bill H. McAnalley and Deanne Varner, incorporated herein by reference to Exhibit 10.30 to the Company's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

                  10.25 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $33,316.02 made by Patrick
                           D. Cobb.*

                  10.26 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Samuel
                           L. Caster.*

                  10.27 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.09 made by Charles
                           E. Fioretti.*

                  16 Letter of Belew Averitt LLP, former accountants to the Company, incorporated herein by reference to
                           Exhibit 16 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  21       List of Subsidiaries.*

                  23.1     Consent of PricewaterhouseCoopers LLP.*

                  23.2     Consent of Belew Averitt LLP.*

                  27       Financial Data Schedule.*

--------------

* Filed herewith.

         (b)      REPORTS ON FORM 8-K.

                  None.

                            MANNATECH, INCORPORATED
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 Page
Annual Financial Statements:
     Report of Independent Accountants.........................................................................   F-2

     Independent Auditor's Report..............................................................................   F-3

     Consolidated Balance Sheets as of December 31, 1997 and 1998..............................................   F-4
     Consolidated Statements of Income for the Years ended December 31, 1996, 1997 and 1998....................   F-5

     Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years ended
       December 31, 1996, 1997 and 1998........................................................................   F-6

     Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1997 and 1998................   F-7
     Notes to Consolidated Financial Statements................................................................   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Mannatech, Incorporated

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Mannatech, Incorporated and its subsidiary at December 31, 1997 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 19, 1999, except as to Note 6, which is as of March 16, 1999

                          INDEPENDENT AUDITOR'S REPORT


Shareholders and Board of Directors
of Mannatech, Incorporated

         We have audited the accompanying consolidated statements of income, of changes in shareholders' equity (deficit) and of cash flows for the year ended December 31, 1996 of Mannatech, Incorporated. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Mannatech, Incorporated for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

BELEW AVERITT LLP

Dallas, Texas
August 21, 1997

                            MANNATECH, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998

                                                                                DECEMBER 31,
                                                                      ------------------------------
                                                                          1997              1998
                                                                      ------------      ------------
                          ASSETS

Cash and cash equivalents .......................................     $     61,148      $    763,375
Restricted cash .................................................          199,619                --
Accounts receivable, less allowance for doubtful
     accounts of $194,000 and $58,000, respectively .............          549,904            62,834
Receivable from related parties .................................          148,888           125,000
Current portion of notes receivable-shareholders ................          934,929           307,487
Inventories .....................................................        5,323,056         6,875,044
Prepaid expenses and other current assets .......................          542,978           446,564
Deferred tax assets .............................................          399,368           398,000
                                                                      ------------      ------------

     Total current assets .......................................        8,159,890         8,978,304
Property and equipment, net .....................................       10,583,910        14,103,372
Notes receivable-shareholders, excluding current portion ........               --           701,042
Other assets ....................................................          470,952           947,489
Deferred offering costs .........................................          343,672         2,143,743
                                                                      ------------      ------------

     Total assets ...............................................     $ 19,558,424      $ 26,873,950
                                                                      ============      ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of capital leases and notes payable .............     $    249,655      $    854,423
Accounts payable ................................................        4,287,159         5,480,033
Accrued expenses ................................................       11,540,577        15,063,237
Dividends payable ...............................................        1,321,654                --
                                                                      ------------      ------------

     Total current liabilities ..................................       17,399,045        21,397,693
Capital leases and notes payable, excluding current portion .....          110,482         1,055,609
Deferred tax liabilities ........................................          505,000         1,438,000
                                                                      ------------      ------------

     Total liabilities ..........................................       18,014,527        23,891,302
                                                                      ------------      ------------

Commitments and contingencies (note 11) .........................               --                --
Redeemable warrants .............................................          300,000           300,000
                                                                      ------------      ------------
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
     authorized, no shares issued and outstanding ...............               --                --
Common stock, $.0001 par value, 99,000,000 shares
     authorized, 22,101,738 shares issued and outstanding .......            2,210             2,210
Additional paid-in capital ......................................        2,632,238         2,632,238
Notes receivable from shareholders ..............................         (636,418)         (636,418)
Retained earnings (deficit) .....................................         (754,133)          684,618
                                                                      ------------      ------------

     Total shareholders' equity .................................        1,243,897         2,682,648
                                                                      ------------      ------------

     Total liabilities, redeemable warrants and shareholders'
       equity ...................................................     $ 19,558,424      $ 26,873,950
                                                                      ============      ============




          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                       DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                      1996               1997               1998
                                                                 -------------      -------------      -------------
Net sales ..................................................     $  86,311,972      $ 150,569,843      $ 164,933,261
                                                                 -------------      -------------      -------------

Cost of sales ..............................................        13,406,303         24,735,616         27,139,647
Commissions ................................................        35,155,231         61,677,103         66,650,001
                                                                 -------------      -------------      -------------
                                                                    48,561,534         86,412,719         93,789,648
                                                                 -------------      -------------      -------------
     Gross profit ..........................................        37,750,438         64,157,124         71,143,613
                                                                 -------------      -------------      -------------

Operating expenses:
     Selling and administrative expenses ...................        17,764,415         27,845,502         31,880,442
     Other operating costs .................................        11,746,003         19,402,317         22,359,134
     Cancellation of incentive compensation agreements .....                --          2,191,610                 --
     Write-off of deferred offering costs ..................                --                 --            846,782
                                                                 -------------      -------------      -------------

         Total operating expenses ..........................        29,510,418         49,439,429         55,086,358
                                                                 -------------      -------------      -------------

Income from operations .....................................         8,240,020         14,717,695         16,057,255
Other (income) expense, net ................................          (116,009)           (43,170)           259,912
                                                                 -------------      -------------      -------------

Income before income taxes .................................         8,356,029         14,760,865         15,797,343
Income tax expense .........................................         1,193,640          4,138,822          5,743,364
                                                                 -------------      -------------      -------------

Net income .................................................     $   7,162,389      $  10,622,043      $  10,053,979
                                                                 =============      =============      =============

Earnings per common share:
     Basic .................................................     $         .35      $         .50      $         .45
                                                                 =============      =============      =============

     Diluted ...............................................     $         .35      $         .47      $         .42
                                                                 =============      =============      =============

Unaudited pro forma data (note 1)
     Income before income taxes, as reported ...............         8,356,029         14,760,865
     Pro forma provision for income taxes ..................         3,133,511      $   5,682,933
                                                                 -------------      -------------

Pro forma net income .......................................     $   5,222,518      $   9,077,932
                                                                 =============      =============

Pro forma earnings per common share:
     Basic .................................................     $         .25      $         .42
                                                                 =============      =============

     Diluted ...............................................     $         .25      $         .41
                                                                 =============      =============




          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                   Common Stock          Additional        Notes        Retained          Total
                                              ----------------------      Paid-in    receivable from    earnings      shareholders'
                                                 Shares    Par Value      Capital     shareholders      (deficit)   equity (deficit)
                                              -----------  ---------   ------------  ---------------  ------------  ----------------
Balance at December 31, 1995 ...............   20,626,971   $  2,063   $         --     $       --    $   (393,500)   $   (391,437)
     Dividends declared ($10.00 per
       share) (1) ..........................           --         --             --             --        (100,000)       (100,000)
     Net income ............................           --         --             --             --       7,162,389       7,162,389
     Distributions to partners .............           --         --             --             --      (5,840,125)     (5,840,125)
                                             ------------   --------   ------------     ----------    ------------    ------------

Balance at December 31, 1996 ...............   20,626,971      2,063             --             --         828,764         830,827
     Issuance of common stock to cancel
       incentive compensation agreements ...    1,474,767        147      2,191,463             --              --
                                                                                                                         2,191,610
     Vesting of nonemployee stock
       options .............................           --         --        155,503             --              --         155,503
     Tax benefit of shares issued for
       merger of partnerships ..............           --         --        285,272             --              --         285,272
     Issuance of notes receivable to
       shareholders ........................           --         --             --       (636,418)             --        (636,418)
     Dividends declared ($.37 per
       share) ..............................           --         --             --             --      (8,150,210)     (8,150,201)
     Net income ............................           --         --             --             --      10,622,043      10,622,043
     Distributions to partners .............           --         --             --             --      (4,054,739)      (4,054,739)
                                             ------------   --------   ------------     ----------    ------------    ------------

Balance at December 31, 1997 ...............   22,101,738      2,210      2,632,238       (636,418)       (754,133)      1,243,897
     Dividends declared ($.39 per
       share) ..............................           --         --             --             --      (8,615,228)     (8,615,228)
     Net income ............................           --         --             --             --      10,053,979      10,053,979
                                             ------------   --------   ------------     ----------    ------------    ------------

Balance at December 31, 1998 ...............   22,101,738   $  2,210   $  2,632,238     $ (636,418)   $    684,618    $  2,682,648
                                             ============   ========   ============     ==========    ============    ============

(1) Dividends are based on the shares outstanding prior to the reorganization and the 1000-for-1 stock split (10,000 shares) as discussed in Notes 1 and 12, respectively.




          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                               DECEMBER 31,
                                                                         -------------------------------------------------
                                                                              1996             1997              1998
                                                                         ------------      ------------      -------------
Cash flows from operating activities:
   Net income ......................................................     $  7,162,389      $ 10,622,043      $ 10,053,979
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization ...............................          414,299         1,189,494         2,226,931
       Loss on disposal of assets ..................................            3,876           411,202           351,642
       Noncash charge for cancellation of incentive compensation
         agreements ................................................               --         2,191,610                --
       Vesting of nonemployee stock options and warrants ...........               --           455,503                --
       Write-off of deferred offering costs ........................               --                --           846,782
       Write-off of investment .....................................          115,000                --                --
       Deferred income tax expense (benefit) .......................         (136,829)          350,283           934,368
       Changes in operating assets and liabilities:
         Accounts and notes receivable .............................         (449,899)       (1,740,731)          437,358
         Refundable income taxes ...................................         (455,089)          741,000                --
         Inventories ...............................................       (1,801,879)         (375,719)       (1,551,988)
         Prepaid expenses and other current assets .................          (50,330)         (376,507)           96,414
         Other assets ..............................................           70,798            (4,749)           47,798
         Accounts payable ..........................................          191,504         1,747,043         1,192,874
         Accrued expenses ..........................................        4,531,725         4,555,685         3,522,660
                                                                         ------------      ------------      ------------
           Net cash provided by operating activities ...............        9,595,565        19,766,157        18,158,818
                                                                         ------------      ------------      ------------

Cash flows from investing activities:
   Acquisition of property and equipment and construction
     in progress ...................................................       (2,660,108)       (8,737,232)       (4,625,849)
   Security deposits ...............................................         (460,350)               --           (88,865)
   Deposits of restricted cash .....................................               --          (199,619)          199,619
   Other assets ....................................................          (40,000)               --                --
                                                                         ------------      ------------      ------------
           Net cash used in investing activities ...................       (3,160,458)       (8,936,851)       (4,515,095)
                                                                         ------------      ------------      ------------

Cash flows from financing activities:
   Distributions to partners .......................................       (5,268,033)       (4,054,739)               --
   Payment of dividends ............................................          (20,000)       (6,928,547)       (9,936,882)
   Repayment of capital lease obligations ..........................               --           (37,265)         (301,031)
   Advances from shareholders and employees ........................           26,435            61,055                --
   Repayments to shareholders and employees ........................         (688,293)         (598,527)               --
   Repayment to an affiliated company ..............................         (206,660)               --                --
   Payment of notes payable ........................................          (71,200)          (26,400)          (56,730)
   Deferred offering costs .........................................               --          (343,672)       (2,646,853)
                                                                         ------------      ------------      ------------
           Net cash used in financing activities ...................       (6,227,751)      (11,928,095)      (12,941,496)
                                                                         ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents ...............          207,356        (1,098,789)          702,227
Cash and cash equivalents:
   Beginning of year ...............................................          952,581         1,159,937            61,148
                                                                         ------------      ------------      ------------
   End of year .....................................................     $  1,159,937      $     61,148      $    763,375
                                                                         ============      ============      ============
Supplemental disclosure of cash flow information:
   Income taxes paid ...............................................     $  1,716,100      $     68,800      $  3,642,000
                                                                         ============      ============      ============
   Interest paid ...................................................     $         --      $     10,885      $    109,000
                                                                         ============      ============      ============
A summary of non-cash investing and financing activities follows:
   Accrued dividends and distributions .............................     $    672,091      $  1,321,654      $         --
                                                                         ============      ============      ============
   Tax benefit of shares granted for merger of partnerships ........     $         --      $    285,272      $         --
                                                                         ============      ============      ============
   Assets acquired through capital lease obligations ...............     $         --      $    397,402      $  1,471,986
                                                                         ============      ============      ============
   Assets acquired through note payable ............................     $         --      $         --      $    435,670
                                                                         ============      ============      ============

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Mannatech, Incorporated (the "Company") was incorporated in the State of Texas on November 4, 1993, as Emprise International, Inc. Effective October 25, 1995, the Company changed its name to Mannatech, Incorporated. The Company, located in Coppell, Texas, develops and sells proprietary nutritional supplements and topical products through a network marketing system. The Company currently sells its products in the United States, Canada and Australia. Independent associates ("Associates") purchase products, at wholesale, for the primary purpose of selling to retail consumers or for personal consumption. In addition, Associates earn commissions on their sales volume.

         On April 22, 1998, the Company formed a wholly owned subsidiary, Mannatech Australia Pty Limited for the purpose of conducting business in Australia. The Australian subsidiary, located in St. Leonards, began operations on October 1, 1998.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and it's wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

REORGANIZATION

         In December 1994, to achieve certain tax efficiencies and to protect certain of the Company's proprietary rights, the Company transferred certain of its rights and interests in intellectual property, the right to use a supplier's trademark and it's marketing rights to two affiliated partnerships ("Royalty Partnership" and "Marketing Partnership," respectively, or collectively "the Partnerships"). The Marketing Partnership was owned by two affiliated partnerships that also shared common ownership with the Company. The respective ownership interests in the Partnerships were structured with the intention of retaining the same economic interests among the partners as that of the shareholders of the Company. In the case of the intellectual property and trademark transferred to the Royalty Partnership, the Company entered into a 17-year agreement with the Royalty Partnership to pay a royalty based on sales volume. In the case of the Marketing Partnership, the Company paid a commission based on a specified percentage of sales volume. At the time of transfer, the rights and interest in intellectual property, supplier's trademark and marketing rights had a minimal basis. During 1994, the Company also entered into separate incentive compensation agreements with two of its shareholders pursuant to which the Company agreed to pay commissions based on specified monthly sales volumes and increases in number of new enrolled Associates. These agreements were designed to compensate for the differences in ownership in the Partnerships for one of the principal shareholders and to provide compensation to a shareholder in lieu of receiving a Partnership interest.

         On June 1, 1997, in order to simplify the Company's ownership structure and consolidate all operating activities, the Company entered into agreements to effect a reorganization through merging with the corporate general partners of the Partnerships (with the Company as the surviving corporation) and exchanging 10,000,000 shares of the Company's common stock, par value $0.0001 per share (the "Common Stock"), for the entire ownership interests of the corporate general partners and the Partnerships and issued 2,027,571 shares of the Common Stock in consideration for the cancellation of incentive compensation agreements with the two shareholder-employees and four other employees of the Company. The net effect of the foregoing transactions was to increase the Company's common shares outstanding by 12,027,571 while retaining substantially the same relative original ownership of the Company. The only ownership percentage change among the original shareholders related to 208,024 shares granted to one shareholder in recognition of significant contributions to the Company, which resulted in minor dilution to the other original seven shareholders at the time of the exchange. The fair value of these additional shares was expensed, and included in the cancellation of incentive compensation agreements in the income statement. No monetary consideration changed hands and the changes were designed to reestablish the original economic characteristics of the Company. Aside from the new shares issued to the four employees to cancel their incentive compensation agreements, relative ownership interests, as evidenced by retention of economic risks and benefits, remained virtually the same. After the exchange, the Company terminated and liquidated the Partnerships at no gain or loss. The accompanying consolidated financial statements include the accounts of the Partnerships and the Company as if the merger was consummated on December 31, 1994. The merger was accounted using the historical basis for each entity, effectively combining the entities as a pooling of interests.

USE OF ESTIMATES

         In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH

         At December 31, 1997, $199,619 of cash was held by the Company's former credit card processor under the terms of the credit card processing agreement. The restricted funds were released in early 1998.

ACCOUNTS RECEIVABLE ALLOWANCE ACCOUNT

         Accounts receivable consists of payments due from vendors for the purchase of raw material inventories offset by an allowance account for any amounts that are deemed uncollectible. The balance of the allowance for doubtful accounts at December 31, 1997 and 1998 was approximately $194,000 and $58,000, respectively.

INVENTORIES

         Inventories consist of raw materials, work-in-progress and finished goods and are stated at the lower of cost (using the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation which is computed using the straight-line method over the estimated useful life of each asset. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other (income) expense.

         Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value.

OTHER ASSETS

         Other assets consist primarily of deposits and include a restricted term deposit of approximately $88,000 in an Australian bank. This term deposit matures every six months and is automatically renewed by the Company as security for the Australian building lease.

DEFERRED OFFERING COSTS

         Deferred offering costs are costs incurred in connection with the public offering of the Common Stock (the "Offering"). Subsequent to year end, the Offering was consummated and the deferred offering costs were deducted from the proceeds received.
(Note 15).

ACCOUNTS PAYABLE

         The Company records book overdrafts in its cash accounts as accounts payable. Accounts payable includes book overdrafts of $1,028,676 and $1,309,908 at December 31, 1997 and 1998, respectively.

INCOME TAXES

         The Company accounts for income taxes using the asset and liability approach to financial accounting and reporting for income taxes. In the event that differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in net deferred tax assets, the Company evaluates the probability of realizing the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the net deferred tax assets when it is more likely than not that such portion, or all of such deferred tax assets, will not be realized.

         Prior to the merger of the Partnerships, the Company and the Partnerships filed separate tax returns. Prior to June 1, 1997, no provision for income taxes was necessary in the consolidated financial statements for the income attributable to the Partnerships because, as partnerships, they were not subject to federal income tax because the tax effect of their activities flowed through directly to the individual partners. Beginning June 1, 1997, all income earned by the Company became subject to income tax.

PRO FORMA INFORMATION (UNAUDITED)

         Pro forma income tax information has been provided, using the statutory tax rate of the Company, as if all of the Company's and the Partnerships' income had been subject to income taxes.

REVENUE RECOGNITION

         Revenue is recognized for product sales upon shipment of the products to the Associates. Revenues are received for starter and renewal packs provided to Associates, which include nutritional products and sales aids.

         The Company defers revenue received from the sale of the starter and renewal packs, which is in excess of the wholesale value of the individual items included in such packs. Such deferrals are amortized over a twelve-month period. Revenues from the packs are allocated between products and event admission based on the proportionate fair value of these items. Allocated event revenue from the sales of these packs was approximately $405,000, $906,000 and $471,000 in 1996, 1997 and 1998, respectively. The allocated event revenues are amortized over a twelve-month period. Total net deferred revenue was $808,749 and $662,176 at December 31, 1997 and 1998, respectively. Substantially all product sales are made to Associates at a published wholesale price.
Net sales also reflect product returns and any related refunds.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company uses Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," for stock-based compensation issued to nonemployees. FAS 123 requires that stock-based compensation be measured by the fair value at the date of grant. The Company measures the cost of stock-based compensation issued to employees under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. The Company however, has provided pro forma disclosures, as required by FAS 123, in note 10 for stock-based compensation accounted for under APB 25.

ADVERTISING COSTS

         Advertising and promotional expenses are included in selling and administrative expenses and are charged to operations when incurred. Advertising and promotional expenses were approximately $1,475,000, $2,241,000 and $3,821,000 for 1996, 1997 and 1998, respectively. Literature and promotional items are sold to Associates to support their sales effort. Such items are included in inventories and charged to cost of sales when sold.

RESEARCH AND DEVELOPMENT COSTS

         The Company expenses research and development costs when incurred. Research and development costs related to specific clinical studies, quality assurance programs and new product development were approximately $283,000, $381,000 and $391,000 in 1996, 1997 and 1998,respectively. Research and development costs related to conceptualizing new products, enhancing existing products, FDA compliance studies, general supplies, internal salaries and consulting fees were approximately $1,204,000, $3,008,000 and $3,365,000 in 1996, 1997 and 1998, respectively. All of the research and development costs are included in other operating expenses in the accompanying consolidated financial statements.

SOFTWARE DEVELOPMENT COSTS

         The Company capitalizes qualifying costs relating to the development of internal use software. Capitalization of qualifying costs begins after the conceptual formulation stage has been completed, and such costs are amortized over the estimated useful life of the software, which is estimated at five years. Capitalized costs totaled $58,000, $1,713,000 and $929,000 in 1996, 1997 and 1998,respectively.

EARNINGS PER SHARE

         The Company calculates earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the consolidated statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average common shares and dilutive common share equivalents outstanding during each period.

CONCENTRATIONS OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and receivables from related parties. The Company utilizes financial institutions, which the Company considers to be of high credit quality. The Company believes its receivables from related parties at December 31, 1998 and its notes receivables from shareholders are fully collectible.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's financial instruments, including cash and cash equivalents, notes receivable, notes payable, capital leases and accrued expenses, approximate their recorded values due to their relatively short maturities.

FOREIGN CURRENCY TRANSLATION

         The Australian subsidiary's functional currency is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and income statement accounts are translated at average exchange rates for the year. During 1998, translation gains and losses of the foreign subsidiary totaling $16,541 and are included in the consolidated statements of income.

COMMISSIONS

         Commissions to Associates are based on several factors, including direct and indirect sales, downline growth and training of Associates. Commissions are accrued when earned and generally paid at various times within the following month.

SEGMENT INFORMATION

         The Company conducts its business within one industry segment. No Associate accounted for more than 10% of total sales for the years ended December 31, 1996, 1997 and 1998. Sales to Canadian Associates began in April 1996 and were approximately $7.0 million, $22.7 million and $26.8 million for 1996, 1997 and 1998, respectively. Canadian sales, as a percentage of total sales were 8.2%, 15.1% and 16.1% in 1996, 1997 and 1998, respectively. Sales to Australian Associates began in October 1998 and were approximately 1.4% or $2.2 million of consolidated net sales in 1998. There are no long-lived assets in Canada. Australia had recorded long-lived assets, totaling approximately $.5 million at December 31, 1998.

RECLASSIFICATION

         Certain prior years' balances have been reclassified to conform to the 1998 consolidated financial statement presentation.

NOTE 2 INVENTORIES

         Inventories at December 31, 1997 and 1998 consist of the following:

                                                                                     1997             1998
                                                                                -------------    -------------
Raw materials..............................................................     $   1,827,823    $   3,054,317
Work-in-progress...........................................................                --               --
Finished goods.............................................................         3,495,233        3,820,727
                                                                                -------------    -------------
                                                                                $   5,323,056    $   6,875,044
                                                                                =============    =============

NOTE 3 PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1997 and 1998 consist of the following:

                                                                 Estimated
                                                               Useful Lives         1997              1998
                                                               -------------    -------------    -------------
Office furniture and equipment..............................    5 to 7 years    $   3,087,775    $   6,833,690
Computer equipment..........................................    3 to 5 years        2,724,579        4,776,409
Automobiles.................................................         5 years          298,722          394,806
Leasehold improvements......................................        10 years        3,162,714        4,845,439
                                                                                -------------    -------------
                                                                                    9,273,790       16,850,344
Less accumulated depreciation and amortization..............                       (1,389,233)      (3,379,202)
                                                                                -------------    -------------
                                                                                    7,884,557       13,471,142
Construction in progress....................................                        2,699,353          632,230
                                                                                -------------    -------------
                                                                                $  10,583,910    $  14,103,372
                                                                                =============    =============

         Included in the December 31, 1997 and 1998 balances are capital leases of $397,402 and $1,869,388, respectively, related to the warehouse equipment and laboratory. Construction in progress primarily consists of the construction of a new warehouse facility, a research and development laboratory and the internal development of a new computer software package.

NOTE 4 ACCRUED EXPENSES

         Accrued expenses at December 31, 1997 and 1998 consist of the following:

                                                                                    1997              1998
                                                                                -------------    -------------
Commissions payable........................................................     $   3,801,324    $   3,706,301
Income taxes payable.......................................................         2,692,248        3,865,000
Accrued royalties and compensation.........................................         1,251,215        2,086,290
Accrued inventory purchases................................................         1,218,975        1,559,845
Sales and other taxes payable..............................................           812,368          839,931
Deferred revenue...........................................................           808,749          662,176
Customer deposits..........................................................           216,436          660,557
Other accrued expenses.....................................................           739,262        1,683,137
                                                                                -------------    -------------
                                                                                $  11,540,577    $  15,063,237
                                                                                =============    =============

NOTE 5 NOTES PAYABLE

         In 1998, the Company entered into an unsecured note payable totaling $435,670, with a finance company to finance its three-year product liability insurance premiums. The note bears interest at 8.0% and is payable in monthly installments of $16,412 through December 2000. The remaining balance at December 31, 1998 was $378,940 of which $189,718 is reflected as a current liability.

         The Company had an unsecured noninterest bearing promissory note payable to a former employee, payable in monthly installments of $6,600 through May 1997. The note was repaid during 1997.

NOTE 6 CAPITAL LEASE OBLIGATIONS

         In March and August 1998, the Company entered two lease agreements totaling $631,000 and $841,000, respectively, with Banc One Leasing Corporation to fund the purchase of furniture and certain capital equipment in connection with the relocation to its new warehouse and laboratory facilities. The leases are collateralized by the leased assets, bear interest at 9.3%, are payable in thirty-six monthly installments and contain certain covenants which require the Company to maintain stated levels of debt to tangible net worth and cash flow coverage. At December 31, 1998, the Company was in violation of the tangible net worth covenant; however, a satisfactory waiver of this violation was received from the lender on March 16, 1999 waiving the violation through the period ended February 28, 1999. As of this date, the Company was in compliance with this covenant.

         The Company also leases certain furniture, equipment and automobiles under various capital leases agreements of approximately $280,000. These agreements have terms that range from three to five years and contain either a bargain purchase option or a buyout provision, which the Company intends to exercise. Total interest expense, for the years ended December 31, 1997 and 1998 was approximately $11,000 and $109,000, respectively. A summary of future minimum payments under these capital lease agreements are as follows:

                                                                                                     Year Ending
                                                                                                     December 31,
                                                                                                    -------------
1999.............................................................................................   $    701,980
2000.............................................................................................        654,965
2001.............................................................................................        366,078
2002.............................................................................................         28,189
                                                                                                    ------------
Future minimum lease payments....................................................................      1,751,212
Less imputed interest (approximately 12%)........................................................       (220,120)
                                                                                                    ------------
                                                                                                       1,531,092
Less current portion of capital lease obligations................................................       (664,705)
                                                                                                    ------------
Capital lease obligations, excluding current portion.............................................   $    866,387
                                                                                                    ============

NOTE 7 INCOME TAXES

         The components of the Company's income tax provision for 1996, 1997 and 1998 were as follows:





                                                                           1996             1997             1998
                                                                        -----------      -----------      -----------
Current provision:
     Federal .......................................................    $ 1,147,481      $ 3,324,855      $ 4,350,762
     State .........................................................        182,988          463,685          430,234
     Foreign .......................................................             --               --           28,000
                                                                        -----------      -----------      -----------
                                                                          1,330,469        3,788,540        4,808,996
                                                                        -----------      -----------      -----------
Deferred provision:
     Federal .......................................................       (124,397)         291,223          853,368
     State .........................................................        (12,432)          59,059           81,000
     Foreign .......................................................             --               --               --
                                                                        -----------      -----------      -----------
                                                                           (136,829)         350,282          934,368
                                                                        -----------      -----------      -----------
                                                                        $ 1,193,640      $ 4,138,822      $ 5,743,364
                                                                        ===========      ===========      ===========


         A reconciliation of income tax based on the U.S. federal statutory rate is summarized as follows for the years ended December 31:


                                                                             1996             1997             1998
                                                                        -----------      -----------      -----------

Federal statutory income taxes .....................................           34.0%            35.0%            35.0%
Partnership income .................................................          (23.8)            (9.6)              --
State income taxes, net of federal benefit .........................            2.0              2.4              2.1
Difference between U.S. statutory rate and foreign rate ............            0.0              0.0             (1.4)
Nondeductible expenses .............................................            3.0              0.5              0.7
Other ..............................................................           (0.9)            (0.2)              --
                                                                         -----------      -----------      -----------
                                                                               14.3%            28.1%            36.4%
                                                                        ===========      ===========      ===========


         Deferred taxes consisted of the following at December 31:




                                                                           1997             1998
                                                                        -----------      -----------
Deferred tax assets:
     Current:
         Deferred revenue ..........................................    $   311,368      $   253,000
         Inventory capitalization ..................................         86,000          123,000
         Other .....................................................          2,000           22,000
                                                                        -----------      -----------
              Total current deferred tax assets ....................        399,368          398,000
                                                                        -----------      -----------
     Noncurrent:
         Compensation expense ......................................        318,000          213,000
         Capital loss carryforward .................................         20,000           19,000
                                                                        -----------      -----------
              Total noncurrent deferred tax assets .................        338,000          232,000
                                                                        -----------      -----------
                  Total gross deferred tax assets ..................    $   737,368      $   630,000
                                                                        ===========      ===========
Deferred tax liabilities:
     Noncurrent:
         Depreciation and amortization .............................    $   843,000      $ 1,670,000
                                                                        ===========      ===========

        The net deferred tax assets (liabilities) are classified in the consolidated financial statements as follows:



                                                                           1997             1998
                                                                        -----------      -----------

Current deferred tax assets ........................................    $   399,368      $   398,000
Noncurrent deferred tax liabilities ................................       (505,000)      (1,438,000)
                                                                        -----------      -----------
Net deferred tax assets (liabilities) ..............................    $  (105,632)     $(1,040,000)
                                                                        ===========      ===========


         It is the opinion of the Company's management that the deferred tax assets will more likely than not be realized; therefore, a valuation allowance is not required.

NOTE 8 TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

         In April 1994, the Company entered into two incentive compensation agreements with Ray Robbins, a shareholder of the Company. The agreements and their subsequent amendments required the Company to pay commissions based on a specified monthly sales volume and admittance of independent Associates. One of these agreements was subsequently canceled, (Note 9).

During 1996, 1997 and 1998 the Company paid commissions to Mr. Robbins of approximately $511,000, $467,000 and $120,000, respectively.

         During 1997 and 1998, the Company advanced to funds certain employees, shareholders and an affiliated company of which $148,888 and $125,000 remained unpaid at December 31, 1997 and 1998, respectively.

         During 1997, the Company converted certain accounts receivable from an affiliated company to notes receivable from the shareholders of the affiliated company. These shareholders are also shareholders of the Company. The notes receivable bear interest at 6.0%, and were due upon the earlier of the sale of the affiliated company or December 31, 1998. On December 31, 1998, the due date was extended to December 31, 1999. On February 17, 1999, the Company signed new notes receivable agreements with each of the shareholders. The new notes bear interest at 6.0%; first payment is payable immediately and the remaining installments are due annually through February 17, 2004. The total amount of such notes outstanding at December 31, 1997 and 1998 was $934,929 and $1,008,529, respectively. The total amount of interest income recorded during 1997 and 1998 was approximately $106,000 and $92,000, respectively. The future maturities of notes receivables from shareholders are as follows:



                                                                       Year Ending
                                                                       December 31,
                                                                     ---------------

1999 ............................................................    $       307,487
2000 ............................................................            118,106
2001 ............................................................            125,241
2002 ............................................................            132,807
2003 ............................................................            140,830
Thereafter ......................................................            184,058
                                                                     ---------------
                                                                           1,008,529
Less current portion ............................................           (307,487)
                                                                     ---------------
Notes receivable due from shareholders, excluding current portion    $       701,042
                                                                     ===============

         On December 31, 1997, the Company advanced $283,834 to two officers and $352,584 to two directors of the Company to pay taxes due in connection with the cancellation of their incentive compensation agreements. These advances are also evidenced by notes receivable from the shareholders. These notes are noninterest bearing, collateralized by 203,101 shares of common stock held by such shareholders and are due upon the earlier of December 31, 1999 or upon sale of the stock. The total amount of these notes outstanding at December 31, 1997 and 1998 was $636,418, respectively. Subsequent to year end, these notes were repaid by the shareholders after consummation of the offering.

         In 1997 and 1998, the Company incurred commission expenses to a major shareholder and former executive officer of $14,378 and $121,000, of which $30,034 remained unpaid at December 31, 1998. During 1998, the Company also paid to a major shareholder and former executive officer $250,000 for various consulting activities related to new product development.

NOTE 9 CANCELLATION OF INCENTIVE COMPENSATION AGREEMENTS

         Prior to June 1, 1997, the Company paid certain shareholders and employees commissions which were based on sales volume. During 1997, the Company issued 2,027,571 shares of the Common Stock to shareholders and employees to cancel these agreements. These shares included 626,971 of shares issued to cancel incentive compensation agreements, which had been provided to two shareholders in lieu of ownership interests in the Partnerships (Note 1). The shares issued were valued at $1.30 per share, which was based on an appraisal at the date of the transaction. In December 1997, the Company agreed to cancel another incentive compensation agreement by issuing 74,167 shares of the Common Stock valued at $5.00 per share. As a result of these transactions, during 1997 the Company recognized additional nonrecurring compensation expense of $2,191,610.

NOTE 10 EMPLOYEE BENEFIT PLANS

EMPLOYEE RETIREMENT PLAN

         Effective May 9, 1997, the Company adopted a defined contribution 401(k) and Profit sharing plan (the "Plan"). The Plan covers all full-time employees whom have completed three months of service and attained the age of twenty-one. Employees can contribute up to 15% of their annual compensation. The Company will match 25% of the first 6% contributed and may also make discretionary contributions to the Plan, which may not exceed 100% of the first 15% of the employees annual compensation. Company contributions to employees vest ratably over a five-year period. During 1997 and 1998, the Company contributed approximately $49,000 and $93,000, respectively to the Plan.

STOCK OPTION PLANS

         In May 1997, the Board of Directors approved the 1997 Stock Option Plan (the "1997 Stock Option Plan") which provides incentive and nonqualified stock options to employees and nonemployees, respectively. The Company reserved 2,000,000 shares of common stock for issuance pursuant to the stock options granted under the 1997 Stock Option Plan. In 1997, 1,600,000 options were granted under the 1997 plan and become exercisable 90 days after the effective date of the offering. The remaining 400,000 options were granted in 1998 and become exercisable beginning July 31, 1999.

         In May 1998, the Board of Directors approved the 1998 Stock Option Plan (the "1998 Stock Option Plan") which provides incentive and nonqualified stock options to employees and nonemployees, respectively. The Company reserved 1,000,000 shares of common stock for issuance pursuant to the stock options granted under the 1998 Stock Option Plan. As of December 31, 1998, all 343,000 of the options granted in 1998 were outstanding and become exercisable beginning July 31, 1999. Stock options outstanding for the 1997 and 1998 Stock Options Plans, (collectively, "the Stock Option Plans") are as follows:



                                                                   1997                        1998
                                                         ------------------------    ------------------------
                                                                         Weighted                   Weighted
                                                                         Average                    Average
                                                           Shares        Exercise      Shares       Exercise
                                                           (000s)         Price        (000s)         Price
                                                         ----------    ----------    ----------    ----------

Outstanding at beginning of year ....................            --    $       --         1,600    $     1.45
   Granted ..........................................         1,600          1.45           743          8.00
   Exercised ........................................            --            --            --            --
   Canceled .........................................            --            --            --            --
                                                         ----------    ----------    ----------    ----------
Outstanding at end of year ..........................         1,600    $     1.45         2,343    $     3.53
                                                         ==========    ==========    ==========    ==========
Options exercisable at year-end .....................            --            --            --            --
                                                         ==========    ==========    ==========    ==========
Weighted-average fair value of options granted during
   the year .........................................                  $     1.11                  $     2.20
                                                                       ==========                  ==========

         The following table summarizes information with respect to options outstanding and exercisable at December 31, 1998:



                                                   Options Outstanding                     Options Exercisable
                                    -----------------------------------------------     ---------------------------
                                     Number      Weighted         Weighted Average                      Weighted
                                       of         Average             Remaining                          Average
                                     Shares      Exercise            Contractual          Number        Exercise
      Exercise Price Range           (000s)        Price           Life (in years)       of Shares        Price
---------------------------------   --------     ---------       ------------------     ----------      ---------
$1.35 - $2.00                         1,600       $   1.45                7.6                 --          $   --
$8.00                                   743           3.47                9.6                 --              --
                                     ------                                              -------
$1.35 - $8.00                         2,343       $   3.53                8.1                 --          $   --
=================================    ======       ========             ======            =======          ======

         Under the Stock Option Plans, incentive stock options granted to employees are valued using the intrinsic method, are nontransferable and are granted for terms no longer than ten years and at a price which may not be less than 100% of the fair value of the common stock on the date of grant. During 1997, of the 1,600,000 stock options granted, the Company issued 1,244,000 stock options to employees at a price ranging from $1.35 to $2.00 per share. During 1998, the Company issued 743,000 stock options to employees at a price of $8.00 per share. No compensation cost was recognized as the exercise price of the options was equal to the fair value of the stock at the date of grant. Had compensation cost for employee stock options been determined based on the Black-Scholes option-pricing model at the grant date, pro forma consolidated net income and earnings per share for 1997 and 1998 using the following weighted-average assumptions would have been as follows:


                                                                                     1997              1998
                                                                                ---------------  ---------------

Dividend yield.............................................................              4%                4%
Expected volatility........................................................              0%                0%
Risk-free rate of return...................................................            5.0%              5.4%
Expected life (in years)...................................................             10                 6

         For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the vesting period. The Company's pro forma information follows:


                                                                                    1997              1998
                                                                                -------------    -------------

Consolidated net income
     As reported...........................................................     $  10,622,043    $  10,053,979
     Pro forma.............................................................     $  10,542,364        9,701,349
Basic EPS
     As reported...........................................................     $        0.50    $        0.45
     Pro forma.............................................................     $        0.49    $        0.44
Diluted EPS
     As reported...........................................................     $        0.47    $        0.42
     Pro forma.............................................................     $        0.47    $        0.41

         Under the Stock Option Plans, nonqualified stock options granted to nonemployees are valued using the fair value method, are nontransferable and are granted for terms no longer than six years and at a price which may not be less than 100% of the fair value of the common stock on the date of grant. During 1997, the Company issued 356,000 nonqualified stock options to nonemployees at an exercise price of $1.35 per share. No additional stock options were issued, exercised or cancelled during 1998. Additionally, the Company issued 100,000 nonqualified stock options in July 1997. These options are priced at $2.00, vest immediately, exercisable after one year and have a term of six years.

         During 1997, compensation expense of $155,503 was included in other operating expenses for the nonemployee options. This expense was determined by calculating the fair value of options granted on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:


Dividend yield..........................................................................       4%
Expected volatility.....................................................................      30%
Risk-free rate of return................................................................       5.0%
Expected life (in years)................................................................       6

         During 1997, the Company granted to a consulting firm 475,015 warrants to purchase the same number of shares of the Company's common stock which are nontransferable and vested as follows: 178,125 shares at issuance and 26,990 each month through March 1, 1998. The warrants are exercisable at $1.35 per share and expire on the earlier of May 1, 2003 or thirty-six months after the warrant shares are registered for public resale under the Securities Act. At December 31, 1997 and 1998, 394,015 and 475,015, respectively, of the warrants were vested and none were exercised. Subsequent to December 31, 1998, all of the warrants were registered and exercised.

         As a provision of the warrant agreement, the consulting firm can require the Company to repurchase the outstanding warrants between May 1998 and May 1999 for $300,000. Accordingly, it was determined that the fair value of the warrants as of December 31, 1997 and 1998 was $300,000.

NOTE 11 COMMITMENTS AND CONTINGENCIES

         The Company leases certain office space, automobiles and equipment under various noncancelable operating leases, and has options to renew and renegotiate most of the leases. The leases expire at various times through January 2008. The Company also leases equipment under various month-to-month cancelable operating leases. Total rent expense was approximately $317,000, $702,000 and $1,160,000 in 1996, 1997 and 1998, respectively.

         Approximate future minimum rental commitments for the operating leases are as follows:


                                                                                                     Year Ending
                                                                                                    December 31,
                                                                                                   --------------

1999.............................................................................................  $   1,000,000
2000.............................................................................................        958,000
2001.............................................................................................        943,000
2002.............................................................................................        991,000
2003.............................................................................................        982,000
Thereafter.......................................................................................      2,738,000
                                                                                                   -------------
                                                                                                   $   7,612,000
                                                                                                   =============

         Effective September 1, 1998, the Company entered into various employment agreements with six of its executives. The employment agreements are for five years with a specified minimum salary and are extended automatically each year for one additional year unless both parties agree to termination prior to the end of any term. The agreements can be canceled by either party; however if canceled, without cause, by the Company, the Company is required to pay the minimum salary for the life of the agreement. In 1995 and 1996, the Company entered into various cancelable employment agreements with some of its key employees which provide for minimum annual salaries based on sales volume. However, in 1997 the Company terminated several of these contracts. As a result of the terminations, the Company incurred approximately $499,000 in severance of which $145,000 was accrued at December 31, 1997 and paid in 1998.

         The Company has a commitment with a supplier to purchase approximately $6.8 million of raw materials over the remaining nineteen month period ended August 2000.

         The Company utilizes royalty agreements with individuals or entities to provide compensation for items such as reprints of articles or speeches relating to the Company; sales of promotional videos featuring sports personalities and promotional efforts in product sales or attracting new Associates. In addition, the Company pays a monthly fee of $20,000 to a research foundation for promoting and conducting health studies of Associates. This fee was discontinued in August 1998. The total expenses for all of these agreements were approximately $1,345,000, $1,568,000 and $933,000 in 1996, 1997
and 1998, respectively.

         The Company is in the final stages of a sales tax audit with a certain state comptroller. The State Comptroller has proposed certain adjustments to the Company's April 1994 through April 1998 sales tax returns. As a result, the Company has accrued $295,000 for any possible assessment, including any applicable interest by the state agency. The expense is included in general and administrative expenses.

NOTE 12 STOCK SPLIT

         On May 14, 1997, the Board of Directors declared a 1,000-for-1 stock split of the Company's common stock. The Board also approved a change in the stated par value of common shares from $.01 per share to $.0001 per share, and increased the number of authorized shares to 100,000,000. All share and per share data have been retroactively adjusted for this split.

         On April 8, 1998, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 to 99,000,000. Additionally, the Company has authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share.

NOTE 13 LITIGATION

         In 1995, the Company entered into a settlement and mutual release agreement related to the termination of a former employee. Under the terms of the agreement, the Company agreed to pay the former employee $83,000 in cash and issued a $97,600 promissory note (Note 5). In 1996, the Company paid an additional $59,000 to the former employee related to this lawsuit. The settlement is recorded in other (income) expense, net in the accompanying consolidated financial statements.

         The Company has several pending claims incurred in the normal course of business which, in the opinion of management, can be resolved without material affect on the Company's consolidated results of operations or consolidated financial condition.

NOTE 14 EARNINGS PER SHARE

         The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive common stock. The number of shares used in the calculations for 1996 reflects the 1,000-for-1 stock split on April 15, 1997.


                                         1996                                1997                                1998
                        ----------------------------------- -----------------------------------  -----------------------------------
                          INCOME        SHARES    PER SHARE   INCOME       SHARES     PER SHARE    INCOME       SHARES     PER SHARE
                        (NUMERATOR) (DENOMINATOR)   AMOUNT  (NUMERATOR) (DENOMINATOR)   AMOUNT   (NUMERATOR) (DENOMINATOR)   AMOUNT
Basic EPS
Net income available
  to common
  shareholders .......  $ 7,162,389   20,626,971  $    0.35 $10,622,043  21,448,551   $    0.50  $10,053,979  22,101,738   $   0.45
                        ===========  ===========  ========= =========== ============  =========  ===========  ==========   ========
Effect of dilutive
  securities:
    Stock options ....           --           --                     --     770,018                       --   1,293,481
    Stock warrants ...           --           --                     --     181,815                       --     263,703
                        -----------  -----------            ----------- -----------              -----------  ----------

Diluted EPS
Net income available
  to common
  shareholders plus
  assumed conversions..$ 7,162,389   20,626,971  $    0.35 $10,622,043  22,400,384   $    0.47  $10,053,979  23,658,922    $   0.42
                       ===========  ===========  ========= =========== ============  =========  ===========  ==========    ========

NOTE 15 SUBSEQUENT EVENTS

         On February 11, 1999, the Company issued 1,638,580 shares of common stock to investors at $8 per share, resulting in net cash proceeds of approximately $9.5 million. The 1,638,580 consisted of 1,500,000 new common shares and 138,580 of the outstanding warrants being exercised and sold. On February 22, 1999, the Company filed a Registration Statement on Form S-8, registering the remaining 336,436 of the outstanding warrants, which were exercised and sold as new shares of the Company's common stock, resulting in additional net cash proceeds to the Company of approximately $455,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 31, 1999.

                                    MANNATECH, INCORPORATED

                                    By:  /s/ CHARLES E. FIORETTI
                                         ---------------------------------------
                                         Charles E. Fioretti
                                         Chairman of the Board and Chief
                                         Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 31, 1999, on behalf of the registrant and in the capacities indicated.



           Signature                                                 Title
           ---------                                                 -----
    /s/ CHARLES E. FIORETTI                    Chairman of the Board and Chief Executive Officer
------------------------------------------              (principal executive officer)
      Charles E. Fioretti


     /s/ SAMUEL L. CASTER                                   President and Director
------------------------------------------
       Samuel L. Caster


      /s/ PATRICK D. COBB                    Vice President, Chief Financial Officer and Director
------------------------------------------               (principal financial officer)
        Patrick D. Cobb


  /s/ STEPHEN D. FENSTERMACHER                    Vice President of Accounting and Controller
------------------------------------------              (principal accounting officer)
      Stephen D. Fenstermacher


     /s/ CHRIS T. SULLIVAN                                         Director
------------------------------------------
       Chris T. Sullivan


     /s/ STEVEN A. BARKER                                          Director
------------------------------------------
       Steven A. Barker


                               INDEX TO EXHIBITS




                 EXHIBIT
                 NUMBER                 DESCRIPTION
                 -------                -----------
                  3.1      Amended and Restated Articles of Incorporation of
                           the Company, incorporated herein by reference to
                           Exhibit 3.1 to the Company's Form S-1 (File No.
                           333-63133) filed with the Commission on September 10,
                           1998.

                  3.2 Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  3.3      Amendment to the Bylaws of the Company,
                           incorporated herein by reference to Exhibit 3.3
                           to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  4.1 Specimen Certificate representing the common stock, par value $0.0001 per share of the Company, incorporated herein by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Form S-1 (File No.
                           333-63133) filed with the Commission on October 28, 1998.

                  10.1 1997 Stock Option Plan dated May 20, 1997, incorporated herein by reference to Exhibit 10.1 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.2     1998 Incentive Stock Option Plan dated April 8,
                           1998, incorporated herein by reference to Exhibit
                           10.2 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.3 Agreement and Plan of Merger dated as of June 1, 1997 among the Company and Eight Point Services, Inc.,
                           Triple Gold Business, Inc., Five Small Fry, Inc., and
                           Beta Nutrient Technology, Inc., incorporated herein by reference to Exhibit 10.3 to the Company's Form
                           S-1 (File No. 333-63133) filed with the Commission on
                           September 10, 1998.

                  10.4     Exchange Agreement dated June 1, 1997 among the
                           Company and the limited partners of Power Three
                           Partners, Ltd., Eleven Point Partners, Ltd. and Beta
                           M. Partners, Ltd., incorporated herein by reference to Exhibit 10.4 to the Company's Form S-1 (File No.
                           333-63133) filed with the Commission on September 10, 1998.

                  10.5     Plan and Agreement of Reorganization dated June 1,
                           1997 by and among the Company, Dynamic Eight
                           Partners, Ltd., Power Three Partners, Ltd., Eleven
                           Point Partners, Ltd. and Beta M. Partners, Ltd. and the general and limited partners of the partnerships, incorporated herein by reference to
                           Exhibit 10.5 to the Company's Form S-1 (File No.
                           333-63133) filed with the Commission on September 10, 1998.

                  10.6     Exchange Agreement by and among Gary Watson, Patrick
                           Cobb, Samuel Caster, Charles Fioretti and William
                           Fioretti and the Company dated August 31, 1997, incorporated herein by reference to Exhibit 10.6 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.7     Option Agreement dated July 1, 1997 with
                           Multi-Venture Partners, Ltd., incorporated herein by reference to Exhibit 10.7 to the Company's Form S-1
                           (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.8 Form of Indemnification Agreement with a schedule of director signatures, incorporated herein by reference to Exhibit 10.8 to the Company's Form S-1 (File No.
                           333-63133) filed with the Commission on September 10, 1998.

                  10.9     Letter of Understanding Regarding Development of
                           Proprietary Information for the Company effective as of August 1, 1997, as amended, by and between Bill H.
                           McAnalley, Ph.D. and the Company, incorporated herein by reference to Exhibit 10.12 to the Company's Form
                           S-1 (File No. 333-63133) filed with the Commission on
                           September 10, 1998.

                  10.10 Commercial Lease Agreement dated November 7, 1996 between MEPC Quorum Properties II Inc. and the
                           Company, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to the Company's Form S-1
                           (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.11 Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and the
                           Company, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit 10.14 to the Company's Form S-1
                           (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.12 Assignment of Patent Rights dated October 30, 1997 by and among Bill H. McAnalley, Ph.D., H. Reginald
                           McDaniel, D. Eric Moore, Eileen P. Vennum and
                           William C. Fioretti and the Company, incorporated herein by reference to Exhibit 10.15 to the Company's
                           Form S-1 (File No. 333-63133) filed with the
                           Commission on September 10, 1998.


                  10.13 Supply Agreement effective as of March 31, 1995 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit 10.16 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.



                  10.14 Supply Agreement effective as of August 14, 1997 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit 10.17 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.15    Trademark License Agreement effective as of March 31,
                           1995 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit 10.18 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.16    Trademark License Agreement effective as of August
                           14, 1997 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit
                           10.19 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.17    Letter of Agreement from the Company to Michael L.
                           Finney of LAREX, Incorporated dated December 23,
                           1997, incorporated herein by reference to Exhibit
                           10.20 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.18 Product Development and Distribution Agreement effective as of September 15, 1997 between New Era
                           Nutrition Inc. and the Company, incorporated herein by reference to Exhibit 10.21 to the Company's Form
                           S-1 (File No. 333-63133) filed with the Commission on
                           September 10, 1998.

                  10.19    Severance and Consulting Agreement and Complete
                           Release dated August 1, 1997 between Ronald E. Kozak and the Company, incorporated herein by reference to
                           Exhibit 10.22 to the Company's Form S-1 (File No.
                           333-63133) filed with the Commission on September 10, 1998.

                  10.20 Summary of Management Bonus Plan, incorporated herein by reference to Exhibit 10.23 to the Company's Form
                           S-1 (File No. 333-63133) filed with the Commission on
                           September 10, 1998.

                  10.21    Individual Guaranty of Samuel L. Caster dated January
                           5, 1998, incorporated herein by reference to Exhibit
                           10.27 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

                  10.22    Individual Guaranty of Charles E. Fioretti dated
                           January 5, 1998, incorporated herein by reference to
                           Exhibit 10.28 to the Company's Form S-1 (File No.
                           333-63133) filed with the Commission on September 10, 1998.

                  10.23    Lease dated September 1, 1998 between Mannatech
                           Australia Pty Limited and Legal & General Properties
                           No. 1 Pty Limited, incorporated herein by reference to Exhibit 10.29 to the Company's Form S-1 (File No.
                           333-63133) filed with the Commission on September 10, 1998.

                  10.24 Form of Employment Agreement to be entered into between the Company and each of Charles E. Fioretti, Patrick D. Cobb, Anthony E. Canale, Bill H. McAnalley and Deanne Varner, incorporated herein by reference to Exhibit 10.30 to the Company's Amendment No. 1 to
                           Form S-1 (File No. 333-63133) filed with the
                           Commission on October 28, 1998.

                  10.25    Renewal and Extension Promissory Note dated February
                           17, 1999 in the amount of $33,316.02 made by Patrick
                           D. Cobb.*

                  10.26    Renewal and Extension Promissory Note dated February
                           17, 1999 in the amount of $199,896.10 made by Samuel
                           L. Caster.*

                  10.27    Renewal and Extension Promissory Note dated February
                           17, 1999 in the amount of $199,896.09 made by Charles
                           E. Fioretti.*

                  16 Letter of Belew Averitt LLP, former accountants to the Company, incorporated herein by reference to
                           Exhibit 16 to the Company's Form S-1 (File No.
                           333-63133) filed with the Commission on September 10, 1998.

                  21       List of Subsidiaries.*

                  23.1     Consent of PricewaterhouseCoopers LLP.*

                  23.2     Consent of Belew Averitt LLP.*

                  27       Financial Data Schedule.*

--------------

* Filed herewith.