Form 10-Q
period 1999-03-31
MANNATECH INC
filed 1999-05-06
CIK 1056358

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q



     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

                                      OR


     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the transition period from ____________ to _________________


                         Commission File No. 000-24657


                            MANNATECH, INCORPORATED
            (Exact Name of Registrant as Specified in its Charter)


                   Texas                                 75-2508900
      (State or other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                Identification No.)

                         600 S. Royal Lane, Suite 200
                                Coppell, Texas
                                     75019
         (Address of Principal Executive Offices, including Zip Code)
      Registrant's Telephone Number, including Area Code:  (972) 471-7400


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----      ----


  As of April 30, 1999, the number of shares outstanding of the registrant's sole class of common stock, par value $0.0001 per share was 24,076,753.

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
Part I - FINANCIAL INFORMATION
   Item 1. Financial Statements........................................................................   1
     Consolidated Balance Sheets.......................................................................   1
     Consolidated Statements of Income.................................................................   2
     Consolidated Statement of Changes in Shareholders' Equity.........................................   3
     Consolidated Statements of Cash Flows.............................................................   4
     Notes to Consolidated Financial Statements........................................................   5

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......   7
     Overview..........................................................................................   7
     Results of Operations.............................................................................  10
     Three months ended March 31, 1999 compared with the three months ended March 31, 1998.............  10
     Liquidity and Capital Resources...................................................................  12
     Year 2000.........................................................................................  13
     Forward-Looking Statements........................................................................  14
     Recent Financial Accounting Standards Board Statements............................................  14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................  15

Part II  - OTHER INFORMATION

   Item 1.  Legal Proceedings..........................................................................  15
   Item 2.  Changes in Securities and Use of Proceeds..................................................  15
   Item 3.  Defaults Upon Senior Securities............................................................  16
   Item 4.  Submission of Matters to a Vote of Security Holders........................................  16
   Item 5.  Other Information..........................................................................  16
   Item 6.  Exhibits and Reports on Form 8-K...........................................................  16


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                            MANNATECH, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,
                                                               December 31,       1999
                                                                   1998       (Unaudited)
                                                               -------------  ------------
                ASSETS

Cash and cash equivalents....................................   $   763,375   $ 8,380,344
Short-term investments.......................................            --       100,571
Accounts receivable, less allowance for doubtful
  accounts of $58,000........................................        62,834        41,383
Receivable from related parties..............................       125,000       125,000
Current portion of notes receivable-shareholders.............       307,487       158,359
Inventories..................................................     6,875,044     8,000,466
Prepaid expenses and other current assets....................       446,564       638,024
Deferred tax assets..........................................       398,000       398,000
                                                                -----------   -----------
  Total current assets.......................................     8,978,304    17,842,147
Property and equipment, net..................................    14,103,372    13,781,853
Notes receivable-shareholders, excluding current portion.....       701,042       512,562
Other assets.................................................       947,489       911,384
Deferred offering costs......................................     2,143,743            --
                                                                -----------   -----------
  Total assets...............................................   $26,873,950   $33,047,946
                                                                ===========   ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of capital leases and notes payable..........   $   854,423   $   798,993
Accounts payable.............................................     5,480,033     1,695,768
Accrued expenses.............................................    15,063,237    11,154,396
                                                                -----------   -----------
  Total current liabilities..................................    21,397,693    13,649,157
Capital leases and notes payable, excluding current portion..     1,055,609       879,133
Deferred tax liabilities.....................................     1,438,000     1,438,000
                                                                -----------   -----------
  Total liabilities..........................................    23,891,302    15,966,290
                                                                -----------   -----------
Commitments and contingencies................................
Redeemable warrants..........................................       300,000            --
                                                                -----------   -----------
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized, no shares issued and outstanding...............            --            --
Common stock, $.0001 par value, 99,000,000 shares
  authorized, 22,101,738 and 24,076,753 shares issued and
       outstanding, respectively.............................         2,210         2,408
Additional paid-in capital...................................     2,632,238    14,818,898
Notes receivable - shareholders..............................      (636,418)           --
Retained earnings............................................       684,618     2,260,350
                                                                -----------   -----------
  Total shareholders' equity.................................     2,682,648    17,081,656
                                                                -----------   -----------
  Total liabilities, redeemable warrants and shareholders'
   equity....................................................   $26,873,950   $33,047,946
                                                                ===========   ===========

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                                                                1998          1999
                                                            ------------  ------------

Net sales.................................................  $41,087,754   $42,616,269
                                                            -----------   -----------

Cost of sales.............................................    6,060,118     6,893,132
Commissions...............................................   16,883,420    17,316,177
                                                            -----------   -----------

                                                             22,943,538    24,209,309
                                                            -----------   -----------

      Gross profit........................................   18,144,216    18,406,960
                                                            -----------   -----------

Operating expenses:
      Selling and administrative expenses.................    7,683,934     8,471,792
      Other operating costs...............................    4,695,819     5,353,889
                                                            -----------   -----------

            Total operating expenses......................   12,379,753    13,825,681
                                                            -----------   -----------

Income from operations....................................    5,764,463     4,581,279
Other income, net.........................................      (61,963)      (21,549)
                                                            -----------   -----------

Income before income taxes................................    5,826,426     4,602,828
Income tax expense........................................    2,208,961     1,700,992
                                                            -----------   -----------

Net income................................................  $ 3,617,465   $ 2,901,836
                                                            ===========   ===========


Earnings per common share:
      Basic...............................................  $      0.16   $      0.13
                                                            ===========   ===========

      Diluted.............................................  $      0.15   $      0.12
                                                            ===========   ===========

Weighted-average per common and common equivalent shares
     outstanding:
       Basic..............................................   22,101,738    23,113,960
                                                            ===========   ===========

       Diluted............................................   23,705,342    24,480,282
                                                            ===========   ===========

Dividends declared per common share.......................  $      0.12   $      0.06
                                                            ===========   ===========




     See accompanying notes to consolidated financial statements.

                                                      MANNATECH, INCORPORATED
                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                             FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                                 Common Stock       Additional        Notes          Retained        Total
                                             ---------------------    Paid-in     receivable from    earnings    shareholders'
                                               Shares    Par Value    Capital      shareholders     (deficit)        equity
                                             ----------  ---------  -----------  ----------------  ------------  --------------
Balance at December 31, 1998...............  22,101,738     $2,210  $ 2,632,238        $(636,418)  $   684,618     $ 2,682,648
      Dividends declared ($.06
        per share).........................          --         --           --               --    (1,326,104)     (1,326,104)
      Repayment of notes receivable -
        shareholders.......................          --         --           --          636,418            --         636,418
      Net proceeds from Offering...........   1,500,000        150    9,240,809               --            --       9,240,959
      Exercise of warrants...                   475,015         48      941,223               --            --         941,271
      Tax benefit from exercise of
        warrants...........................          --         --    2,004,628               --            --       2,004,628
      Net income...........................          --         --           --               --     2,901,836       2,901,836
                                             ----------     ------  -----------  ---------------   -----------     -----------

Balance at March 31, 1999..................  24,076,753     $2,408  $14,818,898        $      --   $ 2,260,350     $17,081,656
                                             ==========     ======  ===========  ===============   ===========     ===========


         See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999


                                                                         1998          1999
                                                                     ------------  ------------
Cash flows from operating activities:
 Net income........................................................  $ 3,617,465   $ 2,901,836
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization...................................      398,838       732,501
   Loss on disposal of assets......................................      (60,687)           --
   Deferred income tax expense.....................................      213,961            --
   Changes in operating assets and liabilities:
     Accounts receivable...........................................      468,245        21,451
     Inventories...................................................   (1,071,015)   (1,125,422)
     Prepaid expenses and other current assets.....................     (413,638)     (191,460)
     Other assets..................................................       44,599        36,105
     Accounts payable..............................................     (836,726)   (3,784,265)
     Accrued expenses..............................................    1,979,339    (3,908,841)
                                                                     -----------   -----------
      Net cash provided by (used in) operating activities..........    4,340,381    (5,318,095)
                                                                     -----------   -----------

Cash flows from investing activities:
 Acquisition of property and equipment and construction
  in progress......................................................     (903,291)     (410,982)
 Proceeds from sale of equipment...................................       36,472            --
 Restricted cash...................................................      199,619            --
 Short-term investments............................................           --      (100,571)
 (Advance) Repayment of shareholders/related party receivables.....      (15,030)      974,026
                                                                     -----------   -----------
      Net cash provided by (used in) investing activities..........     (682,230)     (462,473)
                                                                     -----------   -----------

Cash flows from financing activities:
 Payment of dividends..............................................   (2,643,309)   (1,326,104)
 Repayment of capital lease obligations............................       (5,073)     (175,150)
 Proceeds from the initial public offering.........................           --    12,000,000
 Proceeds from warrant exercise....................................           --       641,271
 Payment of notes payable..........................................           --       (56,756)
 Deferred offering costs...........................................     (118,721)     (615,298)
 Tax benefit of warrants exercised.................................           --     2,004,628
                                                                     -----------   -----------
      Net cash provided by (used in) financing activities..........   (2,767,103)   12,472,591
                                                                     -----------   -----------

Net increase in cash and cash equivalents..........................      891,048     7,616,969
Cash and cash equivalents:
 Beginning of period...............................................       61,148       763,375
                                                                     -----------   -----------
 End of period.....................................................  $   952,196   $ 8,380,344
                                                                     ===========   ===========
Supplemental disclosure of cash flow information:
 Income taxes paid.................................................  $ 2,280,000   $ 3,464,000
                                                                     ===========   ===========
 Interest paid.....................................................  $    12,630   $    53,000
                                                                     ===========   ===========
A summary of non-cash investing and financing activities follows:
 Assets acquired through capital leases............................  $   910,041   $         -
                                                                     ===========   ===========
    Accrued dividends..............................................  $ 1,326,104   $         -
                                                                     ===========   ===========


         See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to For 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements, contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 1998 and 1999. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three-months or less to be cash equivalents.

Deferred Offering Costs

     Deferred offering costs are costs incurred in connection with the public offering of the Common Stock (the "IPO" or "Offering"). During the quarter ended March 31, 1999, the Offering was consummated and the deferred offering costs were deducted from the proceeds received. (Note 3).

Revenue Recognition

     Revenue is recognized for product sales upon shipment of the products to the Associates. Revenues are received for starter and renewal packs provided to Associates, which include nutritional products and sales aids.

     The Company defers revenue received from the sale of the starter and renewal packs, which is in excess of the wholesale value of the individual items included in such packs. Such deferrals are amortized over a twelve-month period. Revenues from the packs are allocated between products and event admission based on the proportionate fair value of these items. The allocated event revenues are amortized over a twelve-month period. Substantially all product sales are made to Associates at a published wholesale price. Consolidated net sales also reflect product returns and any related refunds.

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

     The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive common stock for the three months ended March 31, 1998 and 1999.

                                                   1998                                   1999
                                  -------------------------------------  -------------------------------------
                                    Income        Shares      Per Share    Income        Shares      Per Share
                                  (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                  -----------  -------------  ---------  -----------  -------------  ---------
Basic EPS:
Net income available to
 to common shareholders           $3,617,465     22,101,738       $0.16  $2,901,836     23,113,960       $0.13

Effect of dilutive securities:
  Stock options                           --      1,332,737                      --      1,219,941
  Stock warrants                          --        270,867                      --        146,381
                                  ----------     ----------              ----------   ------------

Diluted EPS:
Net income available to
 common shareholders plus
 assumed conversions              $3,617,465     23,705,342       $0.15  $2,901,836     24,480,282       $0.12
                                  ==========     ==========   =========  ==========   ============   =========

NOTE 2  INVENTORIES

     Inventories at December 31, 1998 and March 31, 1999 consist of the following:

                       1998        1999
                    ----------  ----------
Raw materials.....  $3,054,317  $4,412,167
Work-in-progress..          --          --
Finished goods....   3,820,727   3,588,299
                    ----------  ----------
                    $6,875,044  $8,000,466
                    ==========  ==========

NOTE 3  SHAREHOLDERS' EQUITY

     In February 1999, the Company received approximately $9.2 million in net proceeds from the sale of Common Stock in the IPO. In the IPO, the Company sold 1,500,000 shares of the Common Stock and existing shareholders sold 1,556,016 shares of the Common Stock at $8.00 per share. The Company also received $187,083 from the exercise of 138,580 outstanding warrants at $1.35 per share. In late February 1999, the Company received an additional $454,188 in proceeds from the exercise of the remaining 336,435 outstanding warrants at $1.35 per share. The Company intends to use approximately $6.3 million of the proceeds of the IPO for international expansion, primarily for product registration, initial inventory requirements and similar items. The remaining $2.9 million was used to fund working capital and for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in understanding the Company's financial position and results of operations for the three months ended March 31, 1999 as compared to the same period in 1998. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless otherwise specified, all financial information presented below in this discussion and in the Consolidated Financial Statements and related Notes includes the Company and all of its subsidiaries on a consolidated basis.

Overview

     Mannatech develops and sells proprietary nutritional supplements and topical products through a network marketing system. The Company sells its products in the United States, Canada and Australia, through a network of approximately 244,000 active Associates as of April 30, 1999, compared to approximately 221,000 active Associates as of April 30, 1998. The Company currently plans to expand into the United Kingdom and Japan, while continuing to assess the potential of other foreign markets.

     Since commencement of operations in November 1993, the Company has achieved year-to-year growth in net sales. The growth is primarily attributable to the increase in both existing and new product sales, growth in the number of Associates and expansion into new geographic markets in the United States, Canada and, beginning in October 1998, Australia. In the first quarter of 1999, the growth rate of net sales generated in the United States was lower than prior years, while the growth rate of net sales generated in Canada and Australia was higher than prior years. Although complete financial results for the second quarter of 1999 have not yet been compiled, it is the opinion of management that financial results for the second quarter of 1999 will be below the level of financial results attained in the comparable period in 1998. Management expects this trend to reverse in the third and fourth quarters of 1999.

     The Company's revenues are derived primarily from sales of its products and sales of Associate starter and renewal packs, which include some combination of products, promotional materials and free admission to Company events. To become an Associate of the Company, a person may enroll as a Preferred Customer and subsequently execute an Associate Application, sponsor new Associates or purchase an Associate starter pack. Each pack also allows the Associate to purchase product at the Company's wholesale price. The Company will offer a comparable Associate starter pack in each country in which it does business.
All pack prices herein are stated in United States currency. In May 1998, the Company introduced a new starter and renewal pack for Associates in the United States and Canada, priced at $29.00. Historically, the starter packs for Associates in the United States and Canada could be purchased at $49.00, $229.00, $339.00, $568.00 and $1,000.00 levels. Beginning in June 1998, starter packs for Associates in the United States and Canada could be purchased at $29.00, $49.00, $289.00, $664.00 and $1,000.00 levels. In Australia, the
Associate starter pack can be purchased at the $31.00 level only. The components, purchase price of the pack and wholesale value of the included items for the periods for which financial data is presented are detailed in the table below:

                         Packs Sold Prior to June 1998


                                                       Master
                                                     Associate
                                                      and All
                                      All Star          Star          All Star        Master        Associate       Preferred
                                      Business        Training        Training        Starter         Promo          Customer
                                        Pack            Pack            Pack           Pack           Pack            Pack
                                        ----            ----            ----           ----           ----            ----
Associate Cost...................      $1,000.00        $568.00        $339.00        $229.00         $49.00         $29.00
Number of Nutritional Products
 Included........................             27             15              9              6              1             --
Wholesale Value of   Nutritional
 Products........................      $  736.00        $412.50        $253.00        $166.00         $28.50         $   --
Number of Promotional
 Materials Included..............            108             26              3             23             15             15
Wholesale Value of Promotional
 Materials.......................      $  345.99        $298.04        $186.90        $111.14         $12.59         $14.50
Event Admission
 Included........................            Yes            Yes            Yes             No             No             No
Implied Admission Value..........      $   50.00        $ 50.00        $ 50.00         $  --           $  --          $  --
Total Wholesale and Implied
 Value...........................      $1,131.99        $760.54        $489.90        $277.14         $41.09         $14.50

                       Packs Sold Subsequent to May 1998

                                                      Master
                                                     Associate
                                                      amd All                                                     Australia
                                      All Star         Star          Master        Associate       Preferred      Preferred
                                       Career        Training        Starter          Promo         Customer       Customer
                                      Pack*(1)         Pack*         Pack*(2)         Pack*           Pack*          Pack
                                      --------         ------        --------        ------          ------         ------
Associate Cost...................      $1,000.00        $664.00        $289.00         $49.00         $29.00         $31.00
Average Number of Nutritional
 Products                                     24             17              8              1             --             --
 Included........................
Average Wholesale Value of.......
 Nutritional Products............      $  767.75        $491.00        $224.81         $28.50          $  --          $  --
Average Number of Promotional
 Materials Included..............            236             26             41             14             14             12
Average Wholesale Value of
 Promotional Materials...........      $  321.08        $276.32        $ 98.00         $16.12         $16.12         $16.12
Event Admission
 Included........................            Yes            Yes            No              No             No             No
Implied Admission Value..........      $   50.00        $ 50.00         $  --          $   --         $   --         $   --
Average Total Wholesale and
 Implied Value...................      $1,138.83        $817.32        $322.81         $44.62         $16.12         $16.12

* Packs offered only to Associates in the United States and Canada. Some of the packs offer the Associate a choice of different combination of products and promotional materials to be included in the purchased pack. Therefore, the average between the lowest and highest number of products and promotional items to be included was used to show the average wholesale value of the packs.

     (1) Prior to March 22, 1999, the Company sold the Career Pack as the All Star Business Pack. For the All Star Business Pack, the Associate cost remained the same; however, the number of nutritional products included in the Business Pack was 26 at a wholesale value of $750.50. The number of Promotional materials included in the Business Pack was 131 at a wholesale value of $357.52 for a total wholesale and implied value of $1,158.02.

     (2) Prior to March 22, 1999, the Company sold the Master Pack at the same Associate cost; however, the number of nutritional products included in the Master Pack was 9 at a wholesale value of $216.74. The number of Promotional materials included in the Master Pack was 23 at a wholesale value of $115.37 for a total wholesale and implied value of $332.11.

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

     Revenues are generally recognized when products or promotional materials are shipped. The Company's revenues are based primarily on the wholesale prices of the products sold. The Company defers revenue received from the sale of promotional packs, which is in excess of the wholesale value of the individual items included in such packs. Revenues from promotional packs are allocated between products and events admission based on the proportionate fair value of these items. Allocated event revenues are also deferred. All deferred revenue is amortized over a 12-month period. Total deferred revenue was approximately $662,000, $780,000 and $695,000 at December 31, 1998, March 31, 1998 and March
31, 1999, respectively. The Company currently outsources its entire product manufacturing needs and all of its ingredients are supplied by outside vendors.

     As a result of the Company's expansion into Canada and Australia, the Company has experienced an increase in cost of sales as a percentage of net sales. Sales of products in Canada and Australia have also resulted in increased shipping costs and additional costs to reformulate certain products.

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

     The Company is subject to taxation in the United States at the federal statutory tax rate of 35% for 1998 and in Australia at a statutory rate of 36%. The Company is also subject to taxation in various state jurisdictions at an approximate average statutory tax rate of 3%. With the continued expected international expansion, a portion of the Company's income will be subject to taxation in the country in which it operates; however, the Company may be eligible for foreign tax credits for the amount of foreign taxes paid in a given period to offset taxes otherwise payable. The Company may not be able to fully utilize such foreign tax credits in the United States. The use of the foreign tax credits would be based upon the proportionate amount of net sales in each country. This could result in the Company paying a higher overall effective tax rate on its worldwide operations. Many of the countries in which the Company is considering for expansion during 1999 and beyond have maximum statutory tax rates in excess of the United States rate.

Results of Operations

     The following table summarizes the Company's operating results as a percentage of net sales for each of the periods indicated.

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                      ------------------------------------
                                                                                            1998               1999
                                                                                      ----------------  ------------------
Net sales......................................................                               100.0%              100.0%
Cost of sales..................................................                                14.8                16.2
Commissions....................................................                                41.1                40.6
                                                                                             ------              ------
  Gross profit.................................................                                44.1                43.2
Operating expenses:
  Selling and administrative expenses..........................                                18.7                19.8
  Other operating costs........................................                                11.4                12.6
                                                                                             ------              ------


Income from operations.........................................                                14.0                10.8
Other income, net..............................................                                 0.2                 0.0
                                                                                             ------              ------
Income before income taxes.....................................                                14.2                10.8
Income tax expense.............................................                                 5.4                 4.0
                                                                                             ------              ------
Net income.....................................................                                 8.8%                6.8%
                                                                                             ======              ======

Number of starter packs sold...................................                              30,261              32,530
Number of renewal packs sold...................................                              13,892              14,604
                                                                                             ------              ------
Total number of packs sold.....................................                              44,153              47,134
                                                                                             ======              ======
Total Associates canceling Associate status....................                               1,376               1,448
                                                                                             ======              ======

Three months ended March 31, 1999 compared with the three months ended March 31, 1998

     Net Sales. Net sales increased 3.7% to $42.6 million for the three months ended March 31, 1999 from $41.1 million for the comparable period in 1998. This increase was primarily composed of the following:

     . A $4.6 million increase from the sale of several new products introduced after March 31, 1998, and available during the first three months of 1999, and from existing products which were not available for sale in Canada during the first three months of 1998.

     . A decrease of ($2.5) million in existing product sales, which resulted solely from decreases in the volume of products sold in the United States, which was partially offset by an increase in existing product sales in Canada and the opening of Australia in October 1998.

     . A decrease of ($600,000) due to a decrease from Associate packs sold. Of this ($600,000) decrease, approximately ($500,000) resulted from a decrease in Associate packs sold to new Associates of the Company and ($100,000) resulted from a decrease in Associate renewal packs sold. The Company's fee structure remained constant throughout this period, however, the Company changed the composition of some its Associate packs. The Company is currently exploring new strategies to increase domestic Associate pack sales and renewal pack sales.

     Cost of Sales. Cost of sales increased 13.8% to $6.9 million for the three months ended March 31, 1999 from $6.1 million for the comparable period in 1998. As a percentage of net sales, cost of sales increased to 16.2% for the three months ended March 31, 1999 from 14.8% for the comparable period in 1998. The increase in cost of sales was due to a net increase of $400,000 in sales of finished goods related to increased sales volume and the product mix sold and a net increase of $200,000 in the normal costs of spoilage and shrinkage of inventory. For the first three months of 1998, the Company recorded $160,000 for recovery of inventory written off in December 1997 when it was discovered the manufacturer had improperly converted the Company's inventory held by the manufacturer for another customer.

     Commissions. Commissions consist of payments to Associates for sales activity and downline growth. Commissions increased 2.6% to $17.3 million for the three months ended March 31, 1999 from $16.9 million for the comparable period in 1998. As a percentage of net sales, commissions decreased to 40.6% for the three months ended March 31, 1999 from 41.1% for the comparable period in 1998. The slight decrease as a percentage of net sales was the direct result of a decrease in All-Star Career and Master Associate and All-Star Training packs sold and the start up of operations in Australia in October 1998.

     Gross Profit. Gross profit increased 1.5% to $18.4 million for the three months ended March 31, 1999 from $18.1 million for the comparable period in 1998. As a percentage of net sales, gross profit decreased to 43.2% for the three months ended March 31, 1999 from 44.1% for the comparable period in 1998. These changes were primarily attributable to the factors described above.

     Selling and Administrative Expenses. Selling and administrative expenses consist of human resource expenses, including wages, bonuses and marketing expenses, and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 9.5% to $8.5 million for the three months ended March 31, 1999 from $7.7 million for the comparable period in 1998. As a percentage of net sales, selling and administrative expenses increased to 19.8% for the three months ended March 31, 1999 from 18.7% for the comparable period in 1998. The dollar amount increase was due primarily to a $1.2 million increase in wages and contract labor expenses resulting from salary increases for corporate officers, and the hiring of personnel for the Australian operations. This $1.2 million increase was partially offset by a ($500,000) decrease in expenses related to the national Associate event.

     Other Operating Costs. Other operating costs include utilities, depreciation, travel, office supplies and printing expenses. Other operating costs increased 14.0% to $5.4 million for the three months ended March 31, 1999 from $4.7 million for the comparable period in 1998. As a percentage of net sales, other operating costs increased to 12.6% for the three months ended March 31, 1999 from 11.4% for the comparable period in 1998. The dollar amount increase was primarily due to the $350,000 increase in depreciation expense caused by the opening of Australia and relocation of the Texas distribution facility, $200,000 for consulting services related to the Company's international expansion and $200,000 for additional clinical studies related to the opening of the new laboratory facility.

     Other Income, Net. Other income, net, consists of interest income, interest expense, royalties from vendors and litigation settlements. Other income, net, decreased (64.5%) to $22,000 for the three months ended March 31, 1999 from $62,000 for the comparable period in 1998. As a percentage of net sales, other income, net, decreased to 0.0% for the three months ended March 31, 1999 from 0.2% for the comparable period in 1998. The decrease for the first three months of 1999 was primarily due to the increase in interest income of $44,000 for the three months ended March 31, 1998 to $89,000 for the comparable period in 1999, due to the investment of the IPO proceeds in cash equivalents and short-term investments. The increase in interest income was partially offset by the increase in interest expense related to capital leases from $12,000 for the three months ended March 31, 1998 to $53,000 for the comparable period in 1999.

     Income Tax Expense. Income tax expense decreased (22.1%) to $1.7 million for the three months ended March 31, 1999 from $2.2 million for the comparable period in 1998. The effective tax rate decreased to 36.9% for the three months ended March 31, 1999 from 37.9% for the comparable period in 1998. The decrease was due to the net increase in international sales, which are not subject to state income taxes at an average rate of 3%.

     Net Income. Net income decreased (18.8%) to $2.9 million for the three months ended March 31, 1999 from $3.6 million for the comparable period in 1998. As a percentage of net sales, net income decreased to 6.8% for the three months ended March 31, 1999 from 8.8% for the comparable period in 1998. The decrease was due to the costs incurred in connection with the international expansion offset by the increase in net sales and the decrease in income tax expense, in addition to the other factors described above.

Liquidity and Capital Resources

     In February 1999, the Company received approximately $9.2 million in net proceeds from the sale of Common Stock in the IPO. In the IPO, the Company sold 1,500,000 shares of the Common Stock and existing shareholders sold 1,556,016 shares of the Common Stock at $8.00 per share. The Company also received $187,083 from the exercise of 138,580 outstanding warrants at $1.35 per share. In late February 1999, the Company received an additional $454,188 in proceeds from the exercise of the remaining 336,435 outstanding warrants at $1.35 per share. The Company intends to use approximately $6.3 million of the proceeds of the IPO for international expansion, primarily for product registration, initial inventory requirements and similar items. The remaining $2.9 million was used to fund working capital and for general corporate purposes.

     The Company's principal capital requirement is to fund working capital to support its growth. To date, the Company has financed its operations primarily through cash flows derived from operating activities. Primarily as a result of the Company's investment in the infrastructure necessary to support its growth and international expansion, the Company had a working capital deficiency of $12.4 million as of December 31, 1998 compared to working capital of $4.2 million at March 31, 1999. During the three months ended March 31, 1998 and 1999, the Company invested approximately $1.8 million and $400,000, respectively, in its property and equipment. These projects were funded through capital leases and operating cash flow for the three months ended March 31, 1998 and primarily from operating cash flow in the comparable period in 1999, which negatively impacted working capital.

     The Company also distributed approximately $2.6 million and $1.3 million in dividends to its shareholders for the three months ended March 31, 1998 and 1999, respectively. Additionally, current liabilities decreased due to a reduction in accounts payable and accrued expenses, and to the Company recording an income tax benefit related to the exercise of the warrants. These decreases are primarily related to proceeds from the IPO and increased sales volume in 1998 and 1999. The Company believes its current facilities are sufficient to support near-term growth.

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

     Net cash provided by (used in) operating activities was $4.3 million and ($5.3) million for the three-months ended March 31, 1998 and 1999, respectively. Throughout these periods, the Company experienced increases in net sales, which were partially offset by increases in inventories and a decrease in income tax payable of approximately $2.0 million related to a tax deduction resulting from the exercise of the warrants. For fiscal 1999, the Company expects to spend up to $4.5 million for start-up costs and $2.6 million for initial inventory for its planned expansion into the United Kingdom and Japan.

     Net cash provided by (used in) investing activities was ($700,000) and $500,000 for the three months ended March 31, 1998 and 1999, respectively.
These activities consisted primarily of purchases of property and equipment in connection with the Company's relocation to its new Texas distribution center, the build-out of its research and development facility and the development and implementation of its proprietary software program during 1998. The new facilities and software program should be sufficient for the Company's immediate needs. However, in the near future, the Company intends to spend up to an estimated $3.8 million for additional modifications to the software program for international expansion, Internet access and additional purchases of property and equipment for planned international expansion into the United Kingdom and Japan. In the first three months of 1999, certain shareholders repaid notes receivables due to the Company totaling approximately $974,000.

     Net cash provided by (used in) financing activities totaled ($2.8) million and $12.5 million for the three months ended March 31, 1998 and 1999, respectively. The Company has paid dividends on a monthly basis to its shareholders in the amount of $0.02-$0.06 per share each month until the consummation of the IPO on February 12, 1999. The Company does not intend to continue to pay such dividends after the IPO, however, the Board of Directors may, at its discretion, decide to pay dividends after evaluating the Company's consolidated net income and alternative uses of retained earnings. In 1999, the total gross IPO proceeds of approximately $12.0 million were received and the Company recorded a tax benefit of approximately $2.0 million resulting from the exercise of the warrants.

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

     The Company is in the process of communicating with its vendors and other third parties to determine the extent that these related systems may not be Year 2000 ready. Because the Company is still in the initial stages of these communications, the Company can not determine if such failures are possible and, if so, the extent that such failures would impact the Company. If one of the Company's primary suppliers of ingredients were to have Year 2000 problems, it is possible that these problems could have a material effect on the Company's operations.

     Management expects the total cost associated with Year 2000 identification, remediation and testing to be between $100,000 and $200,000, of which $30,000 was spent during 1998 and the first three months of 1999. The expected cost represents approximately 2-3% of the total information technology budget and includes all costs to be incurred through the utilization of internal employees only. If the Company has to outsource any of these costs, the total costs could increase by approximately $600,000. Currently, the Company does not anticipate having to outsource any of these costs.

     Should any or all of the applications fail to perform properly on January 1, 2000, the Company will resort to temporary manual processing, which is not expected to have a material adverse impact on its short-term operations. Failure to achieve Year 2000 readiness by any of the Company's vendors, while expected to cause some disruption to operations in the short-term is not expected to have a material impact on the Company's operations.

Forward-Looking Statements

      Certain statements in this report, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," Consolidated Financial Statements and the Notes to Consolidated Financial Statements and "Part II-Other Information," are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risk and uncertainties that may be outside the Company's control. These forward-looking statements include statements of: management's plans and objectives for the Company's future operations and of future economic performance; the Company's capital budget and future capital requirements; the Company's meeting its future capital needs; the Company's realization of its deferred tax assets; and the level of future expenditures and the outcome of regulatory and litigation matters, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, future product development and manufacturing costs, timely development and acceptance of new products, the entrance into new countries and markets, the impact of competitive products and pricing, the political and economic climate in which the Company conducts operations and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission (the "Commission").

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or for purposes "other than trading," instruments that are likely to expose the Company to certain types of market risk, including interest rate, commodity price or equity price risk. The Company has not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps.

     However, the Company is exposed to certain other market risks, including variability in currency exchange rates as measured against the United States dollar. The value of the United States dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's sales (as expressed in United States dollars), gross margins, operating expenses and retained earnings. When the United States dollar sustains a strengthening position against currencies in which the Company sells products or a weakening exchange rate against currencies in which it incurs costs, its net sales or costs may be adversely affected. The Company has established policies, procedures, and internal processes governing the management of market risk and the use of any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rate is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected transactions denominated in foreign currency. Based upon the Company's overall currency rate exposure at March 31, 1999, the Company does not believe that its exposure to exchange rate fluctuations will have a material impact on its consolidated financial position or consolidated results of operations. All statements other than historical information incorporated in this Item 3 are forward looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

                           PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

      No material changes in, or additions to, the legal proceedings previously reported in the Company's Annual Report on Form 10-K for 1998 as filed with the Commission on March 31, 1999.

Item 2.  Changes in Securities and Use of Proceeds

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  None.

     (d) Uses of Proceeds from Registered Securities. On January 5, 1999, the Company's Registration Statement on Form S-1 (File No. 333-63133) registering a minimum of 2,500,000 and a maximum of 5,295,015 shares of the Common Stock offered by the Company and certain selling shareholders at a price of $8.00 per share was declared effective, at which time the offering of such shares in the IPO commenced. Of the 5,295,015 shares of the Common Stock registered and offered, 2,200,000 shares were offered by the Company and 3,095,015 shares were offered by the selling shareholders. The aggregate price of the shares offered by (i) the Company was $17,600,000 and (ii) the selling shareholders was $24,760,120. The IPO was conducted on a best-efforts subscription basis, with a requirement that a minimum of 2,500,000 shares be subscribed for in order for the IPO to be consummated. The subscription period terminated on February 11, 1999 and, on February 12, 1999, the closing took place. After the closing of the IPO on February 12, 1999, the 2,238,999 unsold shares of the Common Stock were deregistered by means of a post-effective amendment to the Form S-1. The total number of shares of the Common Stock subscribed for and sold in the IPO was 3,056,016, of which 1,500,000 shares were sold by the Company and 1,556,016 shares were sold by the selling shareholders. The aggregate price of the shares sold for the account of the Company was $12,000,000. After the payment to the placement agent engaged by the Company to manage the receipt of subscription funds of a fee of $389,226, net of a reimbursement of $90,774 in expenses by the placement agent, actual expenses of the IPO of $406,385, and $1,963,431 of deferred offering costs, net proceeds to the Company were $9,240,958. The aggregate price of the shares sold for the account of the selling shareholders was $12,448,128. After payment of $497,925 to the placement agent, net proceeds to the selling shareholders were $11,950,203. None of such payments were direct or indirect payments to directors, officers, affiliates or 10% beneficial owners of the Company. No underwriter was involved in the IPO.

     The net proceeds of the IPO were intended to be used by the Company to begin its international expansion and fund its current working capital needs. The Company has used $423,709 of the net proceeds from the IPO to pay for the Company's expansion into the United Kingdom and Japan and $5,125,614 of such net proceeds for its current working capital needs. The $5,125,614 includes $1,963,431 for the deferred offering costs incurred by the Company in consummating the IPO.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Shareholders' Meeting was held on January 4, 1999, prior to the IPO. The only matter submitted to a vote of shareholders was the election of Steven A. Barker, Ph.D. to a new three-year term as a director of the Company. Dr. Barker was elected to a new three-year term by a written consent signed by the holders of a majority of the outstanding shares of Common Stock, as permitted under the Company's Amended and Restated Articles of Incorporation. The terms of the other directors have not yet expired.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits required by Item 601 of Regulation S-K

          3.1 Amended and Restated Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          3.2 Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 4.3 to the Company's Form S-8 (File No. 333-77227) filed with the Commission on April 28, 1999.

          4 Specimen Certificate representing the common stock, par value $0.0001 per share, of the Company, incorporated herein by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

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

          10.3 Option Agreement dated July 1, 1997 with Multi-Venture Partners, Ltd., incorporated herein by reference to Exhibit 10.7 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.4 Form of Indemnification Agreement with a schedule of director signatures, incorporated herein by reference to Exhibit 10.8 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.5 Letter of Understanding Regarding Development of Proprietary Information for the Company effective as of August 1, 1997, as amended, by and between Bill H. McAnalley, Ph.D. and the Company, incorporated herein by reference to Exhibit 10.12 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.6 Commercial Lease Agreement dated November 7, 1996 between MEPC Quorum Properties II Inc. and the Company, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.7 Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and the Company, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit 10.14 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.8 Assignment of Patent Rights dated October 30, 1997 by and among Bill H. McAnalley, Ph.D., H. Reginald McDaniel, D. Eric Moore, Eileen P. Vennum and William C. Fioretti and the Company, incorporated herein by reference to Exhibit 10.15 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.9 Supply Agreement effective as of August 14, 1997 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit 10.17 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.10 Trademark License Agreement effective as of August 14, 1997 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit 10.19 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.11 Letter of Agreement from the Company to Michael L. Finney of LAREX, Incorporated dated December 23, 1997, incorporated herein by reference to Exhibit 10.20 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.12 Product Development and Distribution Agreement effective as of September 15, 1997 between New Era Nutrition Inc. and the Company, incorporated herein by reference to Exhibit 10.21 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.13 Summary of Management Bonus Plan, incorporated herein by reference to Exhibit 10.23 to the ompany's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.14 Individual Guaranty of Samuel L. Caster dated January 5, 1998, incorporated herein by reference to Exhibit 10.27 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.15 Individual Guaranty of Charles E. Fioretti dated January 5, 1998, incorporated herein by reference to Exhibit 10.28 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.16 Lease dated September 1, 1998 between Mannatech Australia Pty Limited and Legal & General Properties No. 1 Pty Limited, incorporated herein by reference to Exhibit 10.29 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.17 Form of Employment Agreement to be entered into between the Company and each of Charles E. Fioretti, Patrick D. Cobb, Anthony E. Canale, Bill H. McAnalley and Deanne Varner, incorporated herein by reference to Exhibit 10.30 to the Company's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

          10.18 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $33,316.02 made by Patrick D. Cobb, incorporated herein by reference to Exhibit 10.25 to the Company's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

          10.19 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Samuel L. Caster, incorporated herein by reference to Exhibit 10.26 to the Company's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

          10.20 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.09 made by Charles E. Fioretti, incorporated herein by reference to Exhibit 10.27 to the Company's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

          27*    Financial Data Schedule.
_____________
* Filed herewith.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MANNATECH, INCORPORATED


May 6, 1999                       /S/ CHARLES E. FIORETTI
                                  --------------------------------------------
                                  Charles E. Fioretti
                                  Chairman of the Board and Chief Executive
                                  Officer

May 6, 1999                       /S/ PATRICK D. COBB
                                  --------------------------------------------
                                  Patrick D. Cobb
                                  Vice President, Chief Financial Officer and
                                  Director (principal financial officer)

May 6, 1999                       /S/ STEPHEN D. FENSTERMACHER
                                  --------------------------------------------
                                  Stephen D. Fenstermacher
                                  Vice President of Accounting and Controller
                                     (principal accounting officer)

                               INDEX TO EXHIBITS


3.1 Amended and Restated Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

3.2 Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 4.3 to the Company's Form S-8 (File No. 333-77227) filed with the Commission on April 28, 1999.

4 Specimen Certificate representing the common stock, par value $0.0001 per share, of the Company, incorporated herein by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1 1997 Stock Option Plan dated May 20, 1997, incorporated herein by reference to Exhibit 10.1 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.2 1998 Incentive Stock Option Plan dated April 8, 1998, incorporated herein by reference to Exhibit 10.2 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.3 Option Agreement dated July 1, 1997 with Multi-Venture Partners, Ltd., incorporated herein by reference to Exhibit 10.7 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.4 Form of Indemnification Agreement with a schedule of director signatures, incorporated herein by reference to Exhibit 10.8 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.5 Letter of Understanding Regarding Development of Proprietary Information for the Company effective as of August 1, 1997, as amended, by and between Bill H. McAnalley, Ph.D. and the Company, incorporated herein by reference to Exhibit 10.12 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.6 Commercial Lease Agreement dated November 7, 1996 between MEPC Quorum Properties II Inc. and the Company, as amended the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.7 Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and the Company, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to
       Exhibit 10.14 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.8 Assignment of Patent Rights dated October 30, 1997 by and among Bill H. McAnalley, Ph.D., H. Reginald D. Eric Moore, Eileen P. Vennum and William
       C. Fioretti and the Company, incorporated herein by reference to Exhibit
       10.15 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.9 Supply Agreement effective as of August 14, 1997 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit
       10.17 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.10 Trademark License Agreement effective as of August 14, 1997 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit 10.19 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.11 Letter of Agreement from the Company to Michael L. Finney of LAREX, Incorporated dated December 23, 1997, incorporated herein by reference to
       Exhibit 10.20 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.12 Product Development and Distribution Agreement effective as of September 15, 1997 between New Era Nutrition Inc. and the Company, incorporated herein by reference to Exhibit 10.21 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.13  Summary of Management Bonus Plan, incorporated herein by reference to
       Exhibit 10.23 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.14 Individual Guaranty of Samuel L. Caster dated January 5, 1998, incorporated herein by reference to Exhibit 10.27 to the Company's
       Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.15 Individual Guaranty of Charles E. Fioretti dated January 5, 1998, incorporated herein by reference to Exhibit 10.28 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.16 Lease dated September 1, 1998 between Mannatech Australia Pty Limited and Legal & General Properties No. 1 Pty Limited, incorporated herein by reference to Exhibit 10.29 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.17 Form of Employment Agreement to be entered into between the Company and each of Charles E. Fioretti, Patrick D. Cobb, Anthony E. Canale, Bill H. McAnalley and Deanne Varner, incorporated herein by reference to Exhibit
       10.30 to the Company's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.18 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $33,316.02 made by Patrick D. Cobb, incorporated herein by reference to Exhibit 10.25 to the Company's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

10.19 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Samuel L. Caster, incorporated herein by reference to Exhibit 10.26 to the Company's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

10.20 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.09 made by Charles E. Fioretti, incorporated herein by reference to Exhibit 10.27 to the Company's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

27*    Financial Data Schedule.
_____________
* Filed herewith.