Form 10-Q
period 1999-06-30
MANNATECH INC
filed 1999-08-05
CIK 1056358

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-Q



     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999

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

                                (972) 471-7400
             (Registrant's Telephone Number, including Area Code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No _____.
                                                -----

     As of August 4, 1999, the number of shares outstanding of the registrant's sole class of common stock, par value $0.0001 per share, was 24,412,753.

                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----
Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements....................................1
         Consolidated Balance Sheets..................................1
         Consolidated Statements of Income............................2
         Consolidated Statement of Changes in Shareholders' Equity....3
         Consolidated Statements of Cash Flows........................4
         Notes to Consolidated Financial Statements...................5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................7
         Overview.....................................................7
         Results of Operations........................................9
         Three months ended June 30, 1999 compared with the three
         months ended June 30, 1998...................................9
         Six months ended June 30, 1999 compared with the six
         months ended June 30, 1998..................................10
         Liquidity and Capital Resources.............................12
         Year 2000...................................................13
         Forward-Looking Statements..................................14
         Recent Financial Accounting Standards Board Statements......14

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk............................................15

Part II  - OTHER INFORMATION

     Item 1.  Legal Proceedings......................................15
     Item 2.  Changes in Securities and Use of Proceeds..............15
     Item 3.  Defaults Upon Senior Securities........................16
     Item 4.  Submission of Matters to a Vote of Security Holders....16
     Item 5.  Other Information......................................16
     Item 6.  Exhibits and Reports on Form 8-K.......................16

                         PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements
                            MANNATECH, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                  (in thousands, except for share information)

                                                                                June 30,
                                                               December 31,      1999
                                                                   1998       (Unaudited)
                                                               -------------  -----------
                ASSETS

Cash and cash equivalents....................................       $   763      $14,001
Short-term investments.......................................            --        1,337
Accounts receivable, less allowance for doubtful
  accounts of $58,000 in both 1998 and 1999..................            63           62
Receivable from related parties..............................           125          125
Current portion of notes receivable-shareholders.............           307          158
Inventories..................................................         6,875        7,932
Prepaid expenses and other current assets....................           447          910
Deferred tax assets..........................................           398          398
                                                                    -------      -------
  Total current assets.......................................         8,978       24,923
Property and equipment, net..................................        14,103       13,247
Notes receivable-shareholders, excluding current portion.....           701          522
Other assets.................................................           948          853
Deferred offering costs......................................         2,144           --
                                                                    -------      -------
  Total assets...............................................       $26,874      $39,545
                                                                    =======      =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of capital leases and notes payable..........       $   854      $   800
Accounts payable.............................................         5,480          941
Accrued expenses.............................................        15,063       14,762
                                                                    -------      -------
  Total current liabilities..................................        21,397       16,503
Capital leases and notes payable, excluding current portion..         1,056          699
Deferred tax liabilities.....................................         1,438        1,438
                                                                    -------      -------
  Total liabilities..........................................        23,891       18,640
                                                                    -------      -------
Commitments and contingencies................................
Redeemable warrants..........................................           300           --
                                                                    -------      -------

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized, no shares issued and outstanding...............            --           --
Common stock, $.0001 par value, 99,000,000 shares
  authorized, 22,101,738 and 24,356,753 shares issued and
       outstanding in 1998 and 1999, respectively............             2            3
Additional paid-in capital...................................         2,632       16,461
Notes receivable from shareholders...........................          (636)          --
Retained earnings............................................           685        4,441
                                                                    -------      -------
  Total shareholders' equity.................................         2,683       20,905
                                                                    -------      -------
  Total liabilities, redeemable warrants and shareholders'
   equity....................................................       $26,874      $39,545
                                                                    =======      =======

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999
                AND THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                  (in thousands, except per share information)


                                                                       Three months ended         Six months ended
                                                                            June 30                    June 30
                                                                    ------------------------  -------------------------
                                                                       1998         1999          1998         1999
                                                                    -----------  -----------  ------------  -----------
Net Sales.........................................................  $    42,637  $    45,035  $    83,725   $    87,651
                                                                    -----------  -----------  -----------   -----------
Cost of Sales.....................................................        7,484        7,167       13,544        14,060
Commissions.......................................................       16,988       18,665       33,872        35,981
                                                                    -----------  -----------  -----------   -----------
                                                                         24,472       25,832       47,416        50,041
                                                                    -----------  -----------  -----------   -----------
  Gross profit....................................................       18,165       19,203       36,309        37,610
                                                                    -----------  -----------  -----------   -----------
Operating Expenses:
  Selling and administrative expenses.............................        7,257        8,888       14,941        17,360
  Other operating costs...........................................        5,342        6,774       10,038        12,108
                                                                    -----------  -----------  -----------   -----------
     Total operating expenses.....................................       12,599       15,642       24,979        29,468
                                                                    -----------  -----------  -----------   -----------
Income from operations............................................        5,566        3,761       11,330         8,342
Other (income) expense, net.......................................           41          158          (21)          137
                                                                    -----------  -----------  -----------   -----------
Income before income taxes........................................        5,525        3,403       11,351         8,005
Income tax expense................................................        2,161        1,221        4,370         2,922

Net income........................................................  $     3,364  $     2,182  $     6,981   $     5,083
                                                                    ===========  ===========  ===========   ===========

Earnings per common share:
  Basic...........................................................  $      0.15  $      0.09  $      0.31   $      0.22
                                                                    ===========  ===========  ===========   ===========
  Diluted.........................................................  $      0.14  $      0.08  $      0.29   $      0.20
                                                                    ===========  ===========  ===========   ===========
Weighted-average per common and common equivalent shares
 outstanding
  Basic...........................................................   22,101,738   24,160,050   22,101,738    23,639,894
                                                                    ===========  ===========  ===========   ===========
  Diluted.........................................................   23,705,342   25,569,357   23,698,000    25,142,454
                                                                    ===========  ===========  ===========   ===========
Dividends declared per common share...............................  $      0.18  $       0.0  $      0.30   $      0.06
                                                                    ===========  ===========  ===========   ===========




     See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                (in thousands)

                                                                  Additional       Notes        Retained       Total
                                         Common Stock              Paid-in    receivable from   earnings   shareholders'
                                         ------------
                                            Shares     Par Value   Capital      shareholders    (deficit)      equity
                                         ------------  ---------  ----------  ----------------  ---------  --------------

Balance at December 31, 1998...........        22,102         $2     $ 2,632            $(636)   $   685         $ 2,683
      Dividends declared ($.06
        per share).....................            --         --          --               --     (1,327)         (1,327)
      Repayment of notes receivable -
        shareholders...................            --         --          --              636         --             636
      Net proceeds from Offering.......         1,500          0       9,241               --         --           9,241
      Exercise of warrants.............           475          0         941               --         --             941
      Tax benefit from exercise of
        warrants and stock options.....            --         --       3,270               --         --           3,270
      Proceeds from stock option
        exercises......................           280          1         377               --         --             378
      Net income.......................            --         --          --               --      5,083           5,083
                                               ------         --     -------  ---------------   --------         -------

Balance at June 30, 1999...............        24,357         $3     $16,461            $  --    $ 4,441         $20,905
                                               ======         ==     =======  ===============   ========         =======




          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                 (in thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                     ---------------------------
                                                                           1998           1999
                                                                     -----------------  --------
Cash flows from operating activities:
 Net income........................................................           $ 6,981   $ 5,083
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization...................................               959     1,449
   Loss on disposal of assets......................................                67        --
   Deferred income tax expense.....................................               702        --
   Tax benefit from exercise of warrants and stock options.........                --     3,270
   Changes in operating assets and liabilities:
     Accounts and notes receivable.................................               463       (10)
     Inventories...................................................              (386)   (1,057)
     Prepaid expenses and other current assets.....................               (45)     (463)
     Other assets..................................................                20        95
     Accounts payable..............................................            (1,328)   (4,539)
     Accrued expenses..............................................             2,256      (301)
                                                                              -------   -------
      Net cash provided by operating activities....................             9,689     3,527
                                                                              -------   -------

Cash flows from investing activities:
 Acquisition of property and equipment and construction
  in progress......................................................            (2,359)     (592)
 Restricted cash...................................................               199        --
 Short-term investments............................................                --    (1,337)
 (Advance) Repayment of shareholders/related party receivables.....               (44)      974
                                                                              -------   -------
      Net cash used in investing activities........................            (2,204)     (955)
                                                                              -------   -------

Cash flows from financing activities:
 Payment of dividends..............................................            (6,622)   (1,327)
 Repayment of capital lease obligations............................               (73)     (312)
 Proceeds from the initial public offering.........................                --    12,000
 Proceeds from warrants............................................                --       641
 Proceeds from stock option exercises..............................                --       378
 Payment of notes payable..........................................                --      (100)
 Deferred offering costs...........................................              (782)     (615)
                                                                              -------   -------
      Net cash provided by (used in) financing activities..........            (7,477)   10,666
                                                                              -------   -------

Net increase in cash and cash equivalents..........................                 8    13,238
Cash and cash equivalents:
 Beginning of period...............................................                61       763
                                                                              -------   -------
 End of period.....................................................           $    69   $14,001
                                                                              =======   =======
Supplemental disclosure of cash flow information:
 Income taxes paid.................................................           $ 3,657   $ 3,464
                                                                              =======   =======
 Interest paid.....................................................           $     3   $    78
                                                                              =======   =======
A summary of non-cash investing and financing activities follows:
 Assets acquired through capital lease obligations.................           $ 1,367   $     -
                                                                              =======   =======
 Accrued dividends.................................................           $ 1,327   $     -
                                                                              =======   =======




          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Mannatech, Incorporated (the "Company") was incorporated in the State of Texas on November 4, 1993, as Emprise International, Inc. Effective October 25, 1995, the Company changed its name to Mannatech, Incorporated. The Company, located in Coppell, Texas, develops and sells proprietary nutritional supplements and topical products through a network marketing system. The Company currently sells its products in the United States, Canada and Australia. Independent associates ("Associates") purchase products, at wholesale, for the primary purpose of selling to retail consumers or for personal consumption. In addition, Associates earn commissions under the Company's compensation plan.

     On April 22, 1998, the Company formed a wholly owned subsidiary, Mannatech Australia Pty Limited, for the purpose of conducting business in Australia. The Australian subsidiary, located in St. Leonards, began operations on October 1, 1998.

     In April 1999, the Company formed a wholly owned subsidiary, Mannatech Ltd., for the purpose of conducting business in the United Kingdom as a limited service provider. The United Kingdom subsidiary will be located in Basingstoke, Hampshire. The entity is currently dormant, pending start up operations in the United Kingdom on November 15, 1999.

     On May 1, 1999, the Company formed a wholly owned subsidiary, Mannatech Foreign Sales Corporation, under the laws of Barbados to act as a "foreign sales corporation" as defined in the United States Internal Revenue Code.

     On May 7, 1999, the Company formed a wholly owned subsidiary, Internet Health Group, Inc., a Texas corporation, for marketing its proprietary products, specially-developed nutritional supplements and sports nutrition products over the Internet. The subsidiary will be located in Dallas, Texas and is currently dormant, pending start up operations in late 1999.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of June 30, 1998 and 1999. In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Earnings per Share

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the consolidated statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. Basic earnings per share calculations are based on the weighted-average number of common shares outstanding during the period, while diluted earnings per share calculations are based on the weighted-average common shares and dilutive common share equivalents outstanding during each period.

     The following data show the unaudited amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive common stock for the six months ended June 30, 1998 and 1999.

                                                   1998                                   1999
                                  -------------------------------------  -------------------------------------
                                    Income        Shares      Per Share    Income        Shares      Per Share
                                  (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                  -----------  -------------  ---------  -----------  -------------  ---------
Basic EPS:
Net income available to
 to common shareholders           $6,981,306     22,101,738       $0.31  $5,082,945     23,639,894       $0.22

Effect of dilutive securities:
  Stock options                           --      1,332,737                      --      1,432,300
  Stock warrants                          --        270,867                      --         70,260
                                  ----------     ----------              ----------   ------------

Diluted EPS:
Net income available to
 common shareholders plus
 assumed conversions              $6,981,306     23,705,342       $0.29  $5,082,945     25,142,454       $0.20
                                  ==========     ==========   =========  ==========   ============   =========

NOTE 2  INVENTORIES

     On the following dates, inventories consisted of the following:

                                                                         December 31,   June 30,
                                                                            1998         1999
                                                                        ------------  ----------

Raw materials........................................................     $3,054,317  $4,350,062
Work-in-progress.....................................................             --          --
Finished goods.......................................................      3,820,727   3,582,078
                                                                          ----------  ----------
                                                                          $6,875,044  $7,932,140
                                                                          ==========  ==========

NOTE 3  SHAREHOLDERS' EQUITY

     In February 1999, the Company received approximately $9.2 million in net proceeds from the sale of common stock in the Company's initial public offering (the "IPO"). In the IPO, the Company sold 1,500,000 shares of its common stock and existing shareholders sold 1,556,016 shares of their common stock at $8.00 per share. The Company intends to use approximately $6.3 million of the proceeds of the IPO for international expansion, primarily for product registration, initial inventory requirements and similar items. The remaining $2.9 million was used to fund working capital and for general corporate purposes.

     In February 1999, the Company received $641,271 from the exercise of 475,015 outstanding warrants at $1.35 per share. In May 1999, the Company received $378,000 from the exercise of 280,000 stock options at $1.35 per share.

       On May 13, 1999, the Company filed a Registration Statement on Form S-1 registering 1,519,542 shares of the Company's common stock offered by certain shareholders. On April 28, 1999, the Company filed a Registration Statement on Form S-8 registering 642,000 shares of common stock.

NOTE 4  TRANSACTIONS WITH RELATED PARTIES

       On June 2, 1999, the Company agreed to pay Ray Robbins, an associate and a shareholder of the Company, $750,000 to cancel his remaining incentive compensation agreement. The Company paid $500,000 upon the execution of the agreement and will pay the remaining $250,000 in monthly installments of $10,000 with the final payment due in July 2001. The $750,000 was classified as other operating expenses in the consolidated statement of income.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis is intended to assist you in understanding our financial condition and results of operations for the three- and six-month periods ended June 30, 1999 as compared to the same periods in 1998. The consolidated financial statements and related notes beginning on page 1 should be referred to in conjunction with this discussion. Unless we state otherwise, all financial information presented below and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

Overview

       Mannatech develops and sells proprietary nutritional supplements and topical products through a network marketing system. We sell our products in the United States, Canada and Australia, through a network of approximately 246,000 active associates as of June 30, 1999, compared to approximately 231,000 active associates as of June 30, 1998. We plan to start up operations in the United Kingdom on November 15, 1999. We plan to expand into Japan in 2000, while continuing to assess the potential of other foreign markets. We have formed another wholly-owned subsidiary, Internet Health Group, Inc., a Texas corporation, which will begin operations in late 1999 and which will market our proprietary products, specially-developed supplements and sports nutrition products over the Internet.

       Since beginning operations in November 1993, we have achieved year-to-year growth in net sales. Our growth is mainly attributable to increases in new product sales, growth in the number of associates and expansion into new geographic markets in the United States, Canada and, beginning in October 1998, Australia. In 1998, the growth rate of net sales generated in the United States was lower than prior periods, while the growth rate of net sales generated in Canada and Australia was higher than prior periods. The earnings per share for the second quarter of 1999 was below the comparable period in 1998 due to an increase in wages, the introduction of a new bonus program for our associates, the buyout of the remaining incentive compensation contract, expenses incurred related to the secondary offering and our international expansion.

       We receive revenues primarily from sales of our products and sales of associate starter and renewal packs, which include some combination of products, promotional materials and free admission to our national events. Some of the packs offer our associates a choice of different combinations of products and promotional materials to be included in the purchased pack. To become an associate, a person may enroll as a preferred customer and later execute an associate application, sponsor new associates or purchase an associate starter pack. Each pack also allows the associate to purchase products at wholesale prices. We will offer a comparable associate starter pack in each country in which we do business. All pack prices are stated in United States currency.

       In May 1998, we introduced a new starter and renewal pack for associates in the United States and Canada, priced at $29.00. Historically, the starter packs for associates in the United States and Canada could be purchased at $49.00, $229.00, $339.00, $568.00 and $1,000.00 levels. Beginning in June 1998, starter packs for associates in the United States and Canada could be purchased at $29.00, $49.00, $289.00, $664.00 and $1,000.00 levels. The average wholesale value of the starter packs for associates in the United States and Canada are approximately $16.12, $44.62, $322.81, $817.32 and $1,138.83, respectively.
Beginning in April 1999, the average wholesale value of the starter packs in the United States and Canada were approximately $15.05, $43.25, $319.50, $814.95 and $1,153.95. In Australia, only one associate starter pack is available, is priced at approximately $31.00, and has an approximate wholesale value of $19.06.

       We also require associates to renew their status each year by either (1) renewing as a preferred customer and continuing to sponsor new associates; (2) purchasing a renewal pack; or (3) earning enough personal points volume from product sales to automatically renew their associate status for one year. Prior to June 1998, associates in the United States and Canada could renew their associate status for $49.00, $229.00 or $568.00. Since the introduction of the $29.00 preferred customer pack in May 1998, associates in the United States and Canada have been able to renew their associate status for $29.00, $200.00 or $350.00. Associates who do not renew their associate status may continue to purchase our products at the wholesale price and resell the products; however, they would not earn commissions under our compensation plan.

       Associates are also eligible to purchase upgrade packs. Historically, associates in the United States and Canada could purchase upgrade packs at approximately $229.00, $339.00, $568.00 and $1,000.00 levels. Beginning in June 1998, upgrade packs for associates in the United States and Canada could be purchased at $289.00, $375.00, $664.00 and $1,000.00 levels. Historically,
Australian associates could purchase upgrade packs at $262.00, $358.00 and $620.00 levels. Beginning in April 1999, Australian associates can purchase upgrade packs at $289.00, $375.00 and $664.00 levels. Upgrade packs are accounted for as renewal packs, as they renew an associate's membership for one year from the time of upgrade.

       We generally recognize revenues when products or promotional materials are shipped. Our revenues are based primarily on the wholesale prices of the products sold. We defer revenue received from the sale of promotional packs to the extent that it is greater than the wholesale value of the individual items included in such packs. Revenues from promotional packs are allocated between products and admission to events based on the proportionate fair value of these items. Allocated event revenues are also deferred. All deferred revenue is amortized over a 12-month period. Total deferred revenue was approximately $695,000, $662,000 and $778,000 at June 30, 1998, December 31, 1998 and June 30,
1999, respectively.

       Associates are compensated by commissions, which are directly related to their placement and position within our compensation plan, volume of direct sales and number of new enrolled associates. In October 1998, we revised portions of our compensation plan to perfect the global seamless downline compensation concept and ensure compliance with common international standards of paying commissions. The commission pool, as a whole, remains unchanged under our existing and revised compensation plan and commissions should not exceed 42% of commissionable net sales.

       Our United States federal statutory tax rate is 35%. We pay taxes in Australia at a statutory tax rate of 36%. We pay taxes in various state jurisdictions at an approximate average statutory tax rate of 3%. As our international expansion continues, a portion of our income will be subject to taxation in the countries in which we operate. We may receive foreign tax credits that would reduce the amount of United States taxes we owe, based upon the amount of foreign taxes paid. We may not be able to use all of such foreign tax credits in the United States. The use of the foreign tax credits is based
upon the proportionate amount of net sales in each country.   Because many of
the countries that we may expand to during 1999 and beyond have maximum statutory tax rates higher than the United States tax rate, we could end up paying a higher overall effective tax rate on our consolidated operations.

Results of Operations

     The following table summarizes our operating results as a percentage of net sales for each of the periods indicated:

                                                       Three Months Ended    Six Months Ended
                                                            June 30              June 30
                                                      --------------------  ------------------
                                                        1998       1999       1998      1999
                                                      ---------  ---------  --------  --------
Net sales...........................................     100.0%     100.0%    100.0%    100.0%
Cost of sales.......................................      17.6       15.9      16.2      16.0
Commissions.........................................      39.8       41.5      40.5      41.1
                                                        ------     ------    ------    ------
  Gross profit......................................      42.6       42.6      43.3      42.9
Operating expenses:
  Selling and administrative expenses...............      17.0       19.7      17.8      19.8
  Other operating costs.............................      12.5       14.9      12.0      13.8
                                                        ------     ------    ------    ------

Income from operations..............................      13.1        8.0      13.5       9.3
Other (income) expense, net.........................       0.1        0.4      (0.0)      0.2
                                                        ------     ------    ------    ------
Income before income taxes..........................      13.0        7.6      13.5       9.1
Income tax expense..................................       5.0        2.7       5.2       3.3
                                                        ------     ------    ------    ------
Net income..........................................       8.0%       4.9%      8.3%      5.8%
                                                        ======     ======    ======    ======

Number of starter packs sold........................    29,176     33,279    59,437    65,809
Number of renewal packs sold........................     8,636     13,189    22,528    27,793
                                                        ------     ------    ------    ------
Total number of packs sold..........................    37,812     46,468    81,965    93,602
                                                        ======     ======    ======    ======
Total associates cancelling associate status........     1,597      1,336     2,973     2,784
                                                        ======     ======    ======    ======


Three months ended June 30, 1999 compared with the three months ended June 30, 1998

   Net Sales. Net sales increased 5.6% to $45.0 million for the three months ended June 30, 1999 from $42.6 million for the comparable period in 1998. This increase was primarily composed of the following:

   . A $4.6 million increase from the sale of several new products introduced after June 30, 1998, and from existing products which were not available for sale in Canada and Australia prior to April 1, 1999.

   . A decrease of ($3.3 million) in existing product sales, which primarily resulted from decreases in the volume of existing products sold as associates are buying new products and products which historically were not available in Canada and Australia.

   . An increase of $1.1 million due to a change in the mix of associate packs sold. Of this $1.1 million increase, approximately $200,000 resulted from a change in the mix of associate packs sold to new associates and $900,000 resulted from an increase in the number of associate renewal packs sold. We changed the contents of some of our associate packs during this period and are continuing to explore new strategies to increase associate pack sales and renewal pack sales.

    Cost of Sales. Cost of sales decreased (4.0%) to $7.2 million for the three months ended June 30, 1999 from $7.5 million for the comparable period in 1998. As a percentage of net sales, cost of sales decreased to 15.9% for the three months ended June 30, 1999 from 17.6% for the comparable period in 1998. The dollar amount of the decrease in cost of sales was due to a net decrease of ($94,000) related to the decreased volume and the product mix of finished goods sold, a net decrease of ($109,000) in the normal costs of spoilage and shrinkage of inventory and a net decrease of ($124,000) in freight costs due to switching vendors.

    Commissions. Commissions consist of payments to associates for sales activity and downline growth. Commissions increased 10.0% to $18.7 million for the three months ended June 30, 1999 from $17.0 million for the comparable period in 1998. As a percentage of net sales, commissions increased to 41.5% for the three months ended

June 30, 1999 from 39.8% for the comparable period in 1998. The increase as a percentage of net sales was the direct result of an increase in commissionable sales as a percentage of total revenue. This increase was due to an increase in revenue from associate packs sold and the start up of our operations in Australia in October 1998.

     Gross Profit. Gross profit increased 5.5% to $19.2 million for the three months ended June 30, 1999 from $18.2 million for the comparable period in 1998. As a percentage of net sales, gross profit remained at 42.6% for the three months ended June 30, 1999.

     Selling and Administrative Expenses. Selling and administrative expenses consist of human resource expenses, including wages, bonuses and marketing expenses, and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 21.9% to $8.9 million for the three months ended June 30, 1999 from $7.3 million for the comparable period in 1998. As a percentage of net sales, selling and administrative expenses increased to 19.7% for the three months ended June 30, 1999 from 17.0% for the comparable period in 1998. The dollar amount increase was due primarily to a $1.1 million increase in wages and contract labor expenses resulting from pay raises for corporate officers and the hiring of personnel for the Australian operations. The remaining increase was due to incurring $500,000 in expenses related to a new bonus program for associates and an increase in freight out expense related to the start up of Australian operations in October 1998.

     Other Operating Costs. Other operating costs include utilities, depreciation, travel, office supplies and printing expenses. Other operating costs increased 28.3% to $6.8 million for the three months ended June 30, 1999 from $5.3 million for the comparable period in 1998. As a percentage of net sales, other operating costs increased to 14.9% for the three months ended June 30, 1999 from 12.5% for the comparable period in 1998. The dollar amount increase was primarily due to a $750,000 charge for the agreement to cancel the remaining incentive compensation contract as described in the notes to the consolidated financial statements, $400,000 for consulting services related to our international expansion, $200,000 for settlement of a lawsuit and $100,000 for additional research and developments costs related to the opening of our new laboratory facility.

     Other (Income) Expense, Net. Other (income) expense, net, primarily consists of interest income, interest expense and royalties from vendors. Other (income) expense, net, increased to $158,000 for the three months ended June 30, 1999 from $41,000 for the comparable period in 1998. As a percentage of net sales, other (income) expense, net, increased to 0.4% for the three months ended June 30, 1999 from 0.1% for the comparable period in 1998. For the three months ended June 30, 1999, other (income) expense, net, consisted of ($80,000) of interest income and $29,000 of interest expense compared to ($6,000) of interest income and $3,000 of interest expense for the three months ended June 30, 1998. The primary reason for the increase was the recording of income tax penalties of $70,000, a decrease in royalties and an increase in miscellaneous expenses, offset by an increase in interest income.

     Income Tax Expense. Income tax expense decreased (45.5%) to $1.2 million for the three months ended June 30, 1999 from $2.2 million for the comparable period in 1998. Our effective tax rate decreased to 35.9% for the three months ended June 30, 1999 from 39.1% for the comparable period in 1998. Our effective tax rate decreased because of an increase in our international sales, which are not subject to state income taxes averaging 3%.

     Net Income. Net income decreased (35.3%) to $2.2 million for the three months ended June 30, 1999 from $3.4 million for the comparable period in 1998. As a percentage of net sales, net income decreased to 4.9% for the three months ended June 30, 1999 from 8.0% for the comparable period in 1998. This decrease occurred because the amounts we spent on our international expansion and the cancellation of the remaining incentive compensation contract were only partially offset by the increase in net sales and the decrease in income tax expense, in addition to the other factors described above.

Six months ended June 30, 1999 compared with the six months ended June 30, 1998

     Net Sales. Net sales increased 4.8% to $87.7 million for the six months ended June 30, 1999 from $83.7 million for the comparable period in 1998. This increase was primarily composed of the following:

     . A $7.8 million increase from the sale of several new products introduced after June 30, 1998, and from existing products which were not available for sale in Canada and Australia prior to January 1, 1999.

  . A decrease of ($4.3 million) in existing product sales, which primarily resulted from decreases in the volume of existing products sold as associates are buying new products and products which historically were not available in Canada and Australia.

  . An increase of $500,000 from associate pack sales. Of this $500,000 increase, approximately ($300,000) resulted from a change in the mix of associate packs sold to new associates and $800,000 resulted from an increase in associate renewal packs sold. We changed the contents of some of our associate packs during this period and are continuing to explore new strategies to increase associate pack sales and renewal pack sales.

  Cost of Sales. Cost of sales increased 4.4% to $14.1 million for the six months ended June 30, 1999 from $13.5 million for the comparable period in 1998. As a percentage of net sales, cost of sales decreased to 16.0% for the six months ended June 30, 1999 from 16.2% for the comparable period in 1998. The dollar amount of the increase in cost of sales was due to a net decrease of ($45,000) related to the decreased volume and the product mix of finished goods sold, a net increase of $120,000 in freight costs. For the first six months of 1998, we recorded $160,000 for recovery of inventory which was written off in December 1997 after we discovered that the manufacturer had improperly converted some of our inventory held by the manufacturer for another customer.

  Commissions. Commissions consist of payments to associates for sales activity and downline growth. Commissions increased 6.2% to $36.0 million for the six months ended June 30, 1999 from $33.9 million for the comparable period in 1998. As a percentage of net sales, commissions increased to 41.1% for the six months ended June 30, 1999 from 40.5% for the comparable period in 1998. The slight increase as a percentage of net sales was the direct result of an increase in revenue from associate packs sold and the start up of our operations in Australia in October 1998.

  Gross Profit. Gross profit increased 3.6% to $37.6 million for the six months ended June 30, 1999 from $36.3 million for the comparable period in 1998. As a percentage of net sales, gross profit decreased to 42.9% for the six months ended June 30, 1999 from 43.3% for the comparable period in 1998. These changes resulted from the factors described above.

  Selling and Administrative Expenses. Selling and administrative expenses consist of human resource expenses, including wages, bonuses and marketing expenses, and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 16.8% to $17.4 million for the six months ended June 30, 1999 from $14.9 million for the comparable period in 1998. As a percentage of net sales, selling and administrative expenses increased to 19.8% for the six months ended June 30, 1999 from 17.8% for the comparable period in 1998. The dollar amount increase was due primarily to a $2.3 million increase in wages and contract labor expenses resulting from pay raises for corporate officers and the hiring of personnel for the Australian operations, expenses of $300,000 related to the Bali incentive program for associates and $700,000 in freight out for the Australian operations which began in October 1998. This $3.2 million increase was partially offset by a ($900,000) decrease in expenses related to a reduction in freight out expense for United States and our national associate events.

  Other Operating Costs. Other operating costs include utilities, depreciation, travel, office supplies and printing expenses. Other operating costs increased 19.0% to $11.9 million for the six months ended June 30, 1999 from $10.0 million for the comparable period in 1998. As a percentage of net sales, other operating costs increased to 13.6% for the six months ended June 30, 1999 from 12.0% for the comparable period in 1998. The dollar amount increase was primarily due to a $750,000 charge for the agreement to cancel the remaining incentive compensation contract as described in the notes to the consolidated financial statements, $900,000 for consulting services related to our international expansion, $200,000 for settlement of a lawsuit and $200,000 for additional research and development costs related to the opening of our new laboratory facility.

  Other (Income) Expense, Net. Other (income) expense, net, primarily consists of interest income, interest expense and royalties from vendors. Other (income) expense, net, increased to $137,000 for the six months ended June 30, 1999 from ($21,000) for the comparable period in 1998. As a percentage of net sales, other (income) expense, net, increased to 0.2% for the six months ended June 30, 1999 from (0.0%) for the comparable period in 1998. For the six months ended June 30, 1999, other (income) expense, net, consisted primarily of ($173,000) of interest income and $78,000 of interest expense compared to ($50,000) of interest income and $3,000 of interest expense for the six months ended June 30, 1998. The increase in other (income) expense related primarily to an increase in income tax penalties of

$70,000, a decrease in royalty income of approximately $50,000 and an increase in miscellaneous expenses, offset by an increase in interest income.

   Income Tax Expense. Income tax expense decreased (34.1%) to $2.9 million for the six months ended June 30, 1999 from $4.4 million for the comparable period in 1998. Our effective tax rate decreased to 36.5% for the six months ended June 30, 1999 from 38.5% for the comparable period in 1998. Our effective tax rate decreased as our international sales, which are not subject to state income taxes averaging 3%, increased.

   Net Income. Net income decreased (27.1%) to $5.1 million for the six months ended June 30, 1999 from $7.0 million for the comparable period in 1998. As a percentage of net sales, net income decreased to 5.8% for the six months ended June 30, 1999 from 8.3% for the comparable period in 1998. This decrease occurred because the amounts we spent on our international expansion and cancellation of the remaining incentive compensation contract were only partially offset by the increase in net sales and the decrease in income tax expense, in addition to the other factors described above.

Liquidity and Capital Resources

   In February 1999, we received approximately $9.2 million in net proceeds from the sale of our common stock in our initial public offering. In the initial public offering, we sold 1,500,000 shares of our common stock and existing shareholders sold 1,556,016 shares of their common stock at $8.00 per share. We intend to use approximately $6.3 million of the proceeds of the initial public offering for international expansion, primarily for product registration, initial inventory requirements and similar items. The remaining $2.9 million was used to fund working capital and for general corporate purposes. In February 1999, we received $641,271 from the exercise of 475,015 outstanding warrants at $1.35 per share. In May 1999, we received $378,000 from the exercise of 280,000 stock options at $1.35 per share.

   Our primary capital requirement is to fund working capital to support our growth. In the past, we financed our operations mostly through cash flows from operating activities and capital leases. As a result of our expenditures on the facilities, equipment and personnel necessary to support our growth and international expansion, we had a working capital deficiency of $12.4 million as of December 31, 1998 compared to working capital of $8.5 million at June 30, 1999. We invested approximately $3.7 million and $600,000 during the first six months of 1998 and 1999, respectively, in our furniture, equipment and leased properties. These projects were funded primarily through operating cash flow and capital leases for the six months ended June 30, 1998 and primarily from operating cash flow in the comparable period in 1999.

   We paid approximately $6.6 million and $1.3 million in dividends to our shareholders for the six months ended June 30, 1998 and 1999, respectively. For the six months ended June 30, 1999, current liabilities decreased due to the reduction in accounts payable and accrued expenses and an income tax benefit related to the exercise of the warrants and stock options. These decreases are primarily related to the receipt of proceeds from the initial public offering and increases in sales volume. We believe our current facilities are sufficient to support our near-term growth.

   In March and August 1998, we entered into two capital leases with principal amounts of $631,000 and $841,000, respectively. These capital leases bear interest at 9.3%, are collateralized by the leased assets and are payable in thirty-six monthly installments. In July 1998, we entered into a thirty-six month, unsecured note payable with a finance company to finance our three-year product liability insurance premium. The initial principal amount of this note was $435,670, the interest rate is 8.0% and monthly installments are due through December 2000.

   Net cash provided by operating activities was $9.7 million and $3.5 million for the six months ended June 30, 1998 and 1999, respectively. Throughout these periods, we increased net sales, which were partially offset by increases in inventories, expenses from international expansion and a decrease in income tax payable of approximately $3.0 million from the compensation expense related to the exercise of the warrants and options. In 1999, we expect to spend up to $4.5 million for start-up costs and $2.6 million for initial inventory for our planned expansion into the United Kingdom on November 15, 1999 and Japan in 2000.

   Net cash (used in) investing activities was ($2.2 million) and ($1.0 million) for the six months ended June 30, 1998 and 1999, respectively. In 1998, these activities consisted primarily of the relocation of our Texas distribution center, the build-out of our research and development facility and the development and implementation of our proprietary software program. The new facilities and software program should be sufficient for our immediate needs. However, in the near future, we intend to spend up to an estimated $3.8 million for additional modifications to the software program for international expansion, Internet access and additional purchases of equipment and build-out of leased facilities for our planned international expansion into the United Kingdom in the fourth quarter of 1999 and Japan in 2000. In February 1999, certain shareholders repaid notes receivable due to us of approximately $974,000.

   Net cash provided by (used in) financing activities totaled ($7.5 million) and $10.7 million for the six months ended June 30, 1998 and 1999, respectively. We paid dividends on a monthly basis to our shareholders in the amount of $0.02-$0.06 per share each month until the completion of the initial public offering on February 12, 1999. Our board of directors intends, from time-to-time, to reevaluate this policy after considering relevant factors, including the level of our net income and alternative uses of retained earnings. In February 1999, the gross initial public offering proceeds of approximately $12.0 million were received.

   Our existing capital resources, including cash provided by operating activities, bank borrowings, together with the proceeds from the initial public offering and suspension of dividend payments to shareholders, should be adequate to fund our operations for at least the next 12 months. We have no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies. Changes could occur that would consume available capital resources faster than anticipated. Our capital requirements depend on numerous factors, including:

   . the timing and pace of our entry into international markets; . growth in the number of associates; and . our research and development efforts.

   If our existing capital resources, together with the net proceeds of the initial public offering, are insufficient to meet our capital requirements, we will be required to raise additional funds. We cannot assure you that additional funding, if necessary, will be available on favorable terms, if at all.

Year 2000

   We recognize the need to ensure that our operations and relationships with vendors, associates and other third parties will not be adversely impacted by software processing errors arising from calculations using the Year 2000 and beyond. Many existing computer programs and databases use only two digits to identify a year in the date field (i.e., 01 would represent 1901, not 2001). If not corrected, many computer systems could fail or create erroneous results before, during and after the Year 2000. We believe all of our internal information systems currently in use will be Year 2000 ready, largely due to our short operating history. The majority of our critical business applications have been developed internally, in the past two years, with Year 2000 ready tools. We have formalized, structured activities in progress to test for and ensure compliance of all hardware and software used. With respect to non-information technology systems issues, we are in the process of identifying, assessing and remediating, if necessary, our building and utility systems for any Year 2000 issues relating to the functionality of our facilities. We are evaluating the Year 2000 readiness of vendors and third parties whose system failures could have an impact on our operations. The potential materiality of any such impact is not known at this time and we cannot determine the extent to which such failures would impact us.

   Management expects the total cost associated with Year 2000 identification, remediation and testing to be between $100,000 and $250,000. We believe that we have allocated adequate resources for this purpose and expect our Year 2000 date compliance program to be completed before December 1999. Based on current estimates, costs of addressing these issues, which are expensed as they occur, are not expected to have a material impact on our results of operations, financial condition or cash flows. This expectation is subject to uncertainties that could cause actual results to differ materially. Should any of the applications fail to perform properly on January 1, 2000, we will resort to temporary manual processing, which is not expected to have a material adverse impact on our short-term operations.

  All remaining remediation and testing of non-information technology systems is expected to be performed and completed by December 1999. Failure to achieve Year 2000 readiness by any of our vendors, while expected to cause some disruption to operations in the short-term, is not expected to have a material impact on our operations.

Forward-Looking Statements

   Some of the statements in this report, under "Management's Discussion and Analysis of Financial Condition and Results of Operations, "Quantitative and Qualitative Disclosures About Market Risk," "Consolidated Financial Statements and the Notes to Consolidated Financial Statements" and "Part II-Other Information," are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events,
risk and uncertainties that may be outside our control.    These forward-looking
statements include statements of:

   . management's plans, objectives, expectations, intentions and beliefs for our future operations and future economic performance;
   .  our capital budget and future capital requirements;
   .  meeting our future capital needs;
   .  realization of our deferred tax assets;
   . the level of future expenditures; and . the outcome of regulatory and litigation matters, and the assumptions described in this report underlying such forward-looking statements.

   Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation:

   .  those described in the context of such forward-looking statements;
   .  future product development and manufacturing costs;
   .  timely development and acceptance of new products;
   .  our entry into new countries and markets;
   .  the impact of competitive products and pricing;
   . the political and economic climate in which we conduct operations; and . the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission.

   In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of such terms and other comparable terminology.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this report.

Recent Financial Accounting Standards Board Statements

   In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivatives, Investments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments imbedded in other contracts and for hedging activities. FAS 133 is effective for fiscal years beginning after June 15, 1999. During 1999, the Financing Accounting Standards Board defined the effective date of FAS 133 to fiscal years beginning after June 15, 2000. As we do not have any derivative financial instruments, this pronouncement does not have an impact on us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We do not engage in trading market risk sensitive instruments and do not purchase as investments, as hedges, or for purposes "other than trading," instruments that are likely to expose us to certain types of market risk, including interest rate, commodity price or equity price risk. We have not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps.

        However, we are exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar affects our financial results. Changes in currency exchange rates may positively or negatively affect our sales (as expressed in United States dollars), gross margins, operating expenses and retained earnings. When the United States dollar sustains a strengthening position against currencies in which we sell our products or a weakening currency exchange rate against currencies in which we incur costs, our net sales or costs may be adversely affected. We have established policies, procedures and internal processes governing the management of market risk and the use of any financial instruments to manage our exposure to such risks. The sensitivity of earnings and cash flows to changes in the currency exchange rate is assessed by applying an appropriate range of potential currency rate fluctuations of our assets, obligations and projected transactions denominated in foreign currency. Based upon our overall currency exchange rate exposure at June 30, 1999, we do not believe that our exposure to currency exchange rate fluctuations will have a material impact on our consolidated financial position or consolidated results of operations. All statements other than historical information incorporated in this Item 3 are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Except as set forth below, there have not been any material changes in, or additions to, the legal proceedings previously reported in our 1998 Annual Report on Form 10-K as filed with the Commission on March 31, 1999:

        . Dr. Joe Glickman, Jr. Phyto Trust d/b/a Alotek and Mannatech have agreed to settle Dr. Glickman's lawsuit. We believe that the settlement of this lawsuit will not have a material effect on our business, results of operations or financial condition.

        . The American Arbitration Association has set arbitration for the Mr. Johnnie Hill d/b/a Taylor Enterprises case for November 1999.

Item 2. Changes in Securities and Use of Proceeds

        (a)  Not applicable.

        (b)  Not applicable.

        (c)  None.

        (d) Uses of Proceeds from Registered Securities. On January 5, 1999, our Registration Statement on Form S-1 (File No. 333-63133) became effective. The subscription period terminated on February 11, 1999 and, on February 12, 1999, the closing took place. The total number of shares of our common stock subscribed for and sold in the initial public offering was 3,056,016, of which 1,500,000 shares were sold by us and 1,556,016 shares were sold by the selling shareholders. The aggregate price of the shares sold by us was $12,000,000 and the net proceeds to us were $9,240,958. Net proceeds included the aggregate proceeds less payments for:

        . the placement agent engaged by us to manage the receipt of subscription funds of a fee of $389,226, net of a reimbursement of $90,774 in expenses by the placement agent;
        .  actual expenses of the initial public offering of $406,385; and

         .  $1,963,431 of deferred offering costs.

              The aggregate price of the shares sold for the account of the selling shareholders was $12,448,128. After payment of $497,925 to the placement agent, net proceeds to the selling shareholders were $11,950,203. None of such payments were direct or indirect payments to directors, officers, affiliates or 10% beneficial owners of Mannatech. No underwriter was involved in the initial public offering.

              The net proceeds of the initial public offering were intended to be used by us to begin our international expansion and fund current working capital needs. We have used $800,463 of the net proceeds from the initial public offering to pay for our expansion into the United Kingdom and Japan and $5,125,614 of such net proceeds for our current working capital needs. The $5,125,614 includes $1,963,431 for the deferred offering costs incurred by us in consummating the initial public offering. None of such payments were direct or indirect payments to directors, officers, affiliates or 10% beneficial owners of Mannatech.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

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

        4.2* Settlement Agreement dated July 2, 1999, entered into by and between Robert B. Hydeman, Ray Robbins and Robbins Enterprises, Inc., and the Company.

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

       10.3 Form of Indemnification Agreement with a schedule of director signatures, incorporated herein by reference to Exhibit 10.8 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.4 Letter of Understanding Regarding Development of Proprietary Information for the Company effective as of August 1, 1997, as amended, by and between Bill H. McAnalley, Ph.D. and the Company, incorporated herein by reference to Exhibit 10.12 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.5 Commercial Lease Agreement dated November 7, 1996 between MEPC Quorum Properties II Inc. and the Company, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.6 Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and the Company, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit 10.14 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.7 Assignment of Patent Rights dated October 30, 1997 by and among Bill H. McAnalley, Ph.D., H. Reginald McDaniel, D. Eric Moore, Eileen P. Vennum and William C. Fioretti and the Company, incorporated herein by reference to Exhibit 10.15 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.8 Supply Agreement effective as of August 14, 1997 by and between the Company and Caraloe, Inc., incorporated herein by reference to
              Exhibit 10.17 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.9 Trademark License Agreement effective as of August 14, 1997 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit 10.19 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.10 Letter of Agreement from the Company to Michael L. Finney of LAREX, Incorporated dated December 23, 1997, incorporated herein by reference to Exhibit 10.20 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.11 Product Development and Distribution Agreement effective as of September 15, 1997 between New Era Nutrition Inc. and the Company, incorporated herein by reference to Exhibit 10.21 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.12 Summary of Management Bonus Plan, incorporated herein by reference to Exhibit 10.23 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.13 Individual Guaranty of Samuel L. Caster dated January 5, 1998, incorporated herein by reference to Exhibit 10.27 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.14 Individual Guaranty of Charles E. Fioretti dated January 5, 1998, incorporated herein by reference to Exhibit 10.28 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.15 Lease dated September 1, 1998 between Mannatech Australia Pty Limited and Legal & General Properties No. 1 Pty Limited, incorporated herein by reference to Exhibit 10.29 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.16 Form of Employment Agreement entered into between the Company and each of Charles E. Fioretti, Patrick D. Cobb, Anthony E. Canale, Bill H. McAnalley and Deanne Varner, incorporated herein by reference to Exhibit 10.30 to the Company's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

       10.17 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $33,316.02 made by Patrick D. Cobb, incorporated herein by reference to Exhibit 10.25 to the Company's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

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

       10.20* Lease dated April 7, 1999 between the Company and Regus (UK) Ltd.

       27*    Financial Data Schedule.

--------------
* Filed herewith.

  (b)  Reports on Form 8-K.

       None.

                                   SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MANNATECH, INCORPORATED


August 5, 1999                    /S/ CHARLES E. FIORETTI
                                  -----------------------------------------
                                  Charles E. Fioretti
                                  Chairman of the Board and Chief Executive
                                  Officer

August 5, 1999                    /S/ PATRICK D. COBB
                                  -----------------------------------------
                                  Patrick D. Cobb
                                  Vice President, Chief Financial Officer and
                                  Director (principal financial officer)

August 5, 1999                    /S/ STEPHEN D. FENSTERMACHER
                                  -----------------------------------------
                                  Stephen D. Fenstermacher
                                  Vice President of Accounting and Controller
                                  (principal accounting officer)

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

        4.2* Settlement Agreement dated July 2, 1999, entered into by and between Robert B. Hydeman, Ray Robbins and Robbins Enterprises, Inc., and the Company.

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

       10.3 Form of Indemnification Agreement with a schedule of director signatures, incorporated herein by reference to Exhibit 10.8 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.4 Letter of Understanding Regarding Development of Proprietary Information for the Company effective as of August 1, 1997, as amended, by and between Bill H. McAnalley, Ph.D. and the Company, incorporated herein by reference to Exhibit 10.12 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.5 Commercial Lease Agreement dated November 7, 1996 between MEPC Quorum Properties II Inc. and the Company, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.6 Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and the Company, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit 10.14 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.7 Assignment of Patent Rights dated October 30, 1997 by and among Bill H. McAnalley, Ph.D., H. Reginald McDaniel, D. Eric Moore, Eileen P. Vennum and William C. Fioretti and the Company, incorporated herein by reference to Exhibit 10.15 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.8 Supply Agreement effective as of August 14, 1997 by and between the Company and Caraloe, Inc., incorporated herein by reference to
              Exhibit 10.17 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.9 Trademark License Agreement effective as of August 14, 1997 by and between the Company and Caraloe, Inc., incorporated herein by reference to Exhibit 10.19 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.10 Letter of Agreement from the Company to Michael L. Finney of LAREX, Incorporated dated December 23, 1997, incorporated herein by reference to Exhibit 10.20 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.11 Product Development and Distribution Agreement effective as of September 15, 1997 between New Era Nutrition Inc. and the Company, incorporated herein by reference to Exhibit 10.21 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.12 Summary of Management Bonus Plan, incorporated herein by reference to Exhibit 10.23 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.13 Individual Guaranty of Samuel L. Caster dated January 5, 1998, incorporated herein by reference to Exhibit 10.27 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.14 Individual Guaranty of Charles E. Fioretti dated January 5, 1998, incorporated herein by reference to Exhibit 10.28 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.15 Lease dated September 1, 1998 between Mannatech Australia Pty Limited and Legal & General Properties No. 1 Pty Limited, incorporated herein by reference to Exhibit 10.29 to the Company's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

       10.16 Form of Employment Agreement entered into between the Company and each of Charles E. Fioretti, Patrick D. Cobb, Anthony E. Canale, Bill H. McAnalley and Deanne Varner, incorporated herein by reference to Exhibit 10.30 to the Company's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

       10.17 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $33,316.02 made by Patrick D. Cobb, incorporated herein by reference to Exhibit 10.25 to the Company's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

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

       10.20* Lease dated April 7, 1999 between the Company and Regus (UK) Ltd.

       27*    Financial Data Schedule.

--------------
* Filed herewith.