Form 10-Q
period 1999-09-30
MANNATECH INC
filed 1999-11-12
CIK 1056358

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q



     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

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

                                (972) 471-7400
             (Registrant's Telephone Number, including Area Code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----      -----


    As of November 9, 1999, the number of shares outstanding of the registrant's sole class of common stock, par value $0.0001 per share, was 24,695,293.

                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
Part I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.........................................................................   1
       Consolidated Balance Sheets.......................................................................   1
       Consolidated Statements of Income.................................................................   2
       Consolidated Statement of Changes in Shareholders' Equity.........................................   3
       Consolidated Statements of Cash Flows.............................................................   4
       Notes to Consolidated Financial Statements........................................................   5

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........   7
       Overview..........................................................................................   7
       Results of Operations.............................................................................   9
       Three months ended September 30, 1999 compared with the three months ended
         September 30, 1998..............................................................................   9
       Nine months ended September 30, 1999 compared with the nine months ended September 30, 1998.......  10
       Liquidity and Capital Resources...................................................................  12
       Year 2000.........................................................................................  13
       Forward-Looking Statements........................................................................  14
       Recent Financial Accounting Standards Board Statements............................................  15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................  15

Part II  - OTHER INFORMATION

   Item 1.  Legal Proceedings............................................................................  15
   Item 2.  Changes in Securities and Use of Proceeds....................................................  15
   Item 3.  Defaults Upon Senior Securities..............................................................  16
   Item 4.  Submission of Matters to a Vote of Security Holders..........................................  16
   Item 5.  Other Information............................................................................  16
   Item 6.  Exhibits and Reports on Form 8-K.............................................................  16


                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                            MANNATECH, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                 (in thousands, except for share information)

                                                                               September 30,
                                                                December 31,        1999
                                                                    1998        (Unaudited)
                                                                ------------   -------------
                           ASSETS
Cash and cash equivalents.....................................   $       763    $     18,203
Short-term investments........................................            --           1,688
Accounts receivable, less allowance for doubtful
  accounts of $58 in both 1998 and 1999.......................            63             219
Receivable from related parties...............................           125             125
Current portion of notes receivable-shareholders..............           307             158
Inventories...................................................         6,875           8,403
Prepaid expenses and other current assets.....................           447           1,026
Deferred tax assets...........................................           398             398
                                                                ------------   -------------
  Total current assets........................................         8,978          30,220
Property and equipment, net...................................        14,103          13,324
Notes receivable-shareholders, excluding current portion......           701             533
Other assets..................................................           948             827
Deferred offering costs.......................................         2,144              --
                                                                ------------   -------------
  Total assets................................................   $    26,874    $     44,904
                                                                ============   =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of capital leases and notes payable...........   $       854    $        812
Accounts payable..............................................         5,480             670
Accrued expenses..............................................        15,063          16,986
Payable to related party......................................            --             230
                                                                ------------   -------------
  Total current liabilities...................................        21,397          18,698
Capital leases and notes payable, excluding current portion...         1,056             514
Deferred tax liabilities......................................         1,438           1,438
                                                                ------------   -------------
  Total liabilities...........................................        23,891          20,650
                                                                ------------   -------------
Commitments and contingencies.................................
Redeemable warrants...........................................           300              --
                                                                ------------   -------------
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized, no shares issued and outstanding................            --              --
Common stock, $.0001 par value, 99,000,000 shares authorized
  22,101,738 shares issued and outstanding in 1998 and
  24,626,401 shares issued and 24,610,093 shares
  outstanding in 1999.........................................             2               3
Additional paid-in capital....................................         2,632          16,826
Notes receivable from shareholders............................          (636)             --
Retained earnings.............................................           685           7,629
                                                                ------------   -------------
                                                                       2,683          24,458
Less treasury stock, at cost, 16,308 shares in 1999...........            --            (204)
                                                                ------------   -------------
  Total shareholders' equity..................................         2,683          24,254
                                                                ------------   -------------
  Total liabilities, redeemable warrants and shareholders'
   equity.....................................................   $    26,874    $     44,904
                                                                ============   =============

         See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
             AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999 (in thousands, except per share and share information)


                                                                       Three months ended          Nine months ended
                                                                          September 30,              September 30,
                                                                    -------------------------  --------------------------
                                                                       1998          1999          1998          1999
                                                                    -----------  ------------  ------------  ------------
Net Sales.........................................................  $    39,128  $    45,814   $   122,853   $   133,465
                                                                    -----------  -----------   -----------   -----------
Cost of Sales.....................................................        7,037        7,657        20,581        21,717
Commissions.......................................................       15,103       18,353        48,975        54,334
                                                                    -----------  -----------   -----------   -----------
                                                                         22,140       26,010        69,556        76,051
                                                                    -----------  -----------   -----------   -----------
  Gross profit....................................................       16,988       19,804        53,297        57,414
                                                                    -----------  -----------   -----------   -----------
Operating Expenses:
  Selling and administrative expenses.............................        7,682        8,839        22,623        26,200
  Write-off of deferred offering costs............................          941            0           941             0
  Other operating costs...........................................        5,640        6,231        15,678        18,339
                                                                    -----------  -----------   -----------   -----------
     Total operating expenses.....................................       14,263       15,070        39,242        44,539
                                                                    -----------  -----------   -----------   -----------
Income from operations............................................        2,725        4,734        14,055        12,875
Other (income) expense, net.......................................           18         (286)           (4)         (150)
                                                                    -----------  -----------   -----------   -----------
Income before income taxes........................................        2,707        5,020        14,059        13,025
Income tax expense................................................        1,042        1,832         5,413         4,754
                                                                    -----------  -----------   -----------   -----------
Net income........................................................  $     1,665  $     3,188   $     8,646   $     8,271
                                                                    ===========  ===========   ===========   ===========

Earnings per common share:
  Basic...........................................................  $      0.08  $      0.13   $      0.39   $      0.35
                                                                    ===========  ===========   ===========   ===========
  Diluted.........................................................  $      0.07  $      0.12   $      0.37   $      0.33
                                                                    ===========  ===========   ===========   ===========
Weighted-average common and common equivalent shares outstanding
  Basic...........................................................   22,101,738   24,531,782    22,101,738    23,940,787
                                                                    ===========  ===========   ===========   ===========
  Diluted.........................................................   23,613,258   25,678,448    23,674,310    25,319,931
                                                                    ===========  ===========   ===========   ===========
Dividends declared per common share...............................  $      0.06  $      0.00   $      0.36   $      0.06
                                                                    ===========  ===========   ===========   ===========


         See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                (in thousands)


                                                                            Notes
                                        Common Stock      Additional      receivable                Treasury Stock        Total
                                    --------------------   paid-in          from         Retained   ---------------    shareholders'
                                    Shares     Par value   capital       shareholders    earnings   Shares  Amounts       equity
                                    ---------  ---------  ----------     ------------    --------   ------  -------    ------------
Balance at December 31, 1998...        22,102    $     2   $   2,632       $     (636)   $    685       --    $  --      $    2,683
      Dividends declared ($.06
        per share).............            --         --          --               --      (1,327)      --       --          (1,327)
      Repayment of notes
       receivable -
        shareholders...........            --         --          --              636          --       --       --             636
      Net proceeds from
       offering................         1,500          0       9,241               --          --       --       --           9,241
      Exercise of warrants.....           475          0         941               --          --       --       --             941
      Tax benefit from
       exercise of
        warrants and stock
         options...............            --         --       3,270               --          --       --       --           3,270
      Tender of common stock
       for
        exercise of stock
         options...............           149          0         204               --          --       16     (204)              0
      Proceeds from stock
       option
        exercises..............           400          1         538               --          --       --       --             539
      Net income...............            --         --          --               --       8,271       --       --           8,271
                                    ---------  ---------  ----------     ------------    --------   ------  -------    ------------

Balance at September 30, 1999..        24,626    $     3   $  16,826       $       --    $  7,629       16   $ (204)    $    24,254
                                    =========  =========  ==========     ============    ========   ======  =======    ============




         See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                 (in thousands)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                                 ------------------
                                                                                  1998      1999
                                                                                 --------  --------
Cash flows from operating activities:
 Net income...........................................................           $  8,646   $ 8,271
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization......................................              1,585     2,210
   Loss on disposal of assets.........................................                 69        44
   Deferred income tax expense........................................                486        --
   Tax benefit from exercise of warrants and stock options............                 --     3,270
   Changes in operating assets and liabilities:
     Accounts and notes receivable....................................                215      (176)
     Inventories......................................................             (1,307)   (1,528)
     Prepaid expenses and other current assets........................               (581)     (580)
     Other assets.....................................................                 40       120
     Accounts payable.................................................                156    (4,810)
     Accrued expenses.................................................              5,501     1,923
     Payable to related party.........................................                 --       230
                                                                                 --------   -------
      Net cash provided by operating activities.......................             14,810     8,974
                                                                                 --------   -------

Cash flows from investing activities:
 Acquisition of property and equipment and construction
  in progress.........................................................             (3,406)   (1,475)
 Restricted cash......................................................                199        --
 Short-term investments...............................................                 --    (1,688)
 (Advance) Repayment of shareholders/related party receivables........                (59)      974
                                                                                 --------   -------
      Net cash (used in) investing activities.........................             (3,266)   (2,189)
                                                                                 --------   -------

Cash flows from financing activities:
 Payment of dividends.................................................             (9,274)   (1,327)
 Repayment of capital lease obligations...............................               (264)     (439)
 Proceeds from the initial public offering............................                 --    12,000
 Proceeds from warrants...............................................                 --       641
 Proceeds from stock option exercises.................................                 --       539
 Proceeds from note payable...........................................                436        --
 Repayment of notes payable...........................................                (29)     (144)
 Deferred offering costs..............................................             (1,101)     (615)
                                                                                 --------   -------
      Net cash provided by (used in) financing activities.............            (10,232)   10,655
                                                                                 --------   -------

Net increase in cash and cash equivalents.............................              1,312    17,440
Cash and cash equivalents:
 Beginning of period..................................................                 61       763
                                                                                 --------   -------
 End of period........................................................           $  1,373   $18,203
                                                                                 ========   =======
Supplemental disclosure of cash flow information:
 Income taxes paid....................................................           $  3,258   $ 4,671
                                                                                 ========   =======
 Interest paid........................................................           $     20   $    99
                                                                                 ========   =======
A summary of non-cash investing and financing activities follows:
 Assets acquired through notes payable and capital lease obligations..           $  1,908   $     -
                                                                                 ========   =======


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

     On April 22, 1998, the Company formed a wholly-owned subsidiary, Mannatech Australia Pty Limited, for the purpose of conducting business in Australia. The Australian subsidiary, located in St. Leonards, began operations on October 1, 1998.

     On December 1, 1998, the Company formed a wholly-owned subsidiary, Mannatech Limited, for the purpose of conducting business in the Republic of Ireland. This subsidiary is dormant pending the start-up of operations in the Republic of Ireland.

     In April 1999, the Company formed a wholly-owned subsidiary, Mannatech Ltd., for the purpose of conducting business in the United Kingdom as a limited service provider. The United Kingdom subsidiary is located in Basingstoke, Hampshire and is scheduled to begin operations on November 15, 1999.

     On May 1, 1999, the Company formed a wholly-owned subsidiary, Mannatech Foreign Sales Corporation, under the laws of Barbados to act as a "foreign sales corporation" as defined in the United States Internal Revenue Code.

     On May 7, 1999, the Company formed a wholly-owned subsidiary, Internet Health Group, Inc., a Texas corporation, for marketing its proprietary products, specially-developed nutritional supplements and sports nutrition products over the Internet. Internet Health Group, Inc. is located in Dallas, Texas, and is currently developing its website, www.clickwell.com, which is anticipated to be
                                  -----------------
operational in late 1999.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of September 30, 1998 and 1999. In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The following data shows the unaudited amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive common stock for the nine months ended September 30, 1998 and 1999.

                                                               1998                                     1999
                                             --------------------------------------   ---------------------------------------
                                               Income         Shares      Per share     Income         Shares       Per share
                                             (numerator)   (denominator)   amount     (numerator)   (denominator)     amount
                                             -----------    -----------    ------     -----------    -----------      ------
Basic EPS:
Net income available to
 to common shareholders                      $ 8,646,208     22,101,738    $ 0.39     $ 8,270,769     23,940,787      $ 0.35
Effect of dilutive securities:
  Stock options                                       --      1,315,915                        --      1,332,753
  Stock warrants                                      --        256,657                        --         46,391
                                              ----------     ----------              ------------     ----------
Diluted EPS:
Net income available to
 common shareholders plus
 assumed conversions                         $ 8,646,208     23,674,310    $ 0.37     $ 8,270,769     25,319,931      $ 0.33
                                             ===========     ==========    ======    ============     ==========      ======


NOTE 2  INVENTORIES

   On the following dates, inventories consisted of the following:

                                            December 31,   September 30,
                                                1998           1999
                                            ------------   ------------
                                                   (in thousands)
Raw materials.............................  $      3,054    $     4,515
Work-in-progress..........................            --             --
Finished goods............................         3,821          3,888
                                            ------------   ------------
                                            $      6,875    $     8,403
                                            ============   ============

NOTE 3  SHAREHOLDERS' EQUITY

     In February 1999, the Company received approximately $9.2 million in net proceeds from the sale of common stock in the Company's initial public offering (the "IPO"). In the IPO, the Company sold 1,500,000 shares of its common stock and existing shareholders sold 1,556,016 shares of their common stock at $8.00 per share. The Company is using approximately $6.3 million of the proceeds of the IPO for international expansion, primarily for product registration, initial inventory requirements and similar items. The remaining $2.9 million was used
to fund working capital and for general corporate purposes.   In February 1999,
the Company also received $641,271 from the exercise of 475,015 outstanding warrants at $1.35 per share.

     On May 13, 1999, the Company filed a Registration Statement on Form S-1 registering 1,519,542 shares of the Company's common stock offered by certain shareholders. On April 28, 1999, the Company filed a Registration Statement on Form S-8 registering 642,000 shares of common stock. In May 1999, the Company received $378,000 from the exercise of 280,000 stock options at $1.35 per share. In September and October 1999, the Company received $161,425 from the exercise of 119,574 stock options at $1.35 per share. In September 1999, three of the Company's existing shareholders tendered 16,308 shares of their common stock held, at the market price, to exercise 150,074 stock options at $1.35 per share. The Company recorded the shares received as treasury stock, at cost.

NOTE 4  TRANSACTIONS WITH RELATED PARTIES

     On June 2, 1999, the Company agreed to pay Mr. Ray Robbins, an associate and a shareholder of the Company, $750,000 to cancel his remaining incentive compensation agreement. The Company paid $500,000 upon the execution of the agreement and will pay the remaining $250,000 in monthly installments of $10,000 with the final payment due in July 2001. The $750,000 was recorded in other operating expenses in the consolidated statement of income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is intended to assist you in understanding our financial condition and results of operations for the three- and nine-month periods ended September 30, 1999 as compared to the same periods in 1998. The consolidated financial statements and related notes beginning on page 1 should be referred to in conjunction with this discussion. Unless we state otherwise, all financial information presented below and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

Overview

     Mannatech develops and sells proprietary nutritional supplements and topical products through a network marketing system. We sell our products in the United States, Canada and Australia, through a network of approximately 253,000 active associates as of September 30, 1999, compared to approximately 226,000 active associates as of September 30, 1998. We plan to begin operations in the United Kingdom on November 15, 1999. We plan to expand into Japan in the early summer of 2000. We will also continue to assess the potential of other foreign markets. One of our subsidiaries, Internet Health Group, Inc., a Texas corporation, will begin operations in late 1999 and will market our proprietary products, specially-developed supplements and sports nutrition products over the Internet.

     Since beginning operations in November 1993, we have achieved year-to-year growth in net sales. Our growth is mainly attributable to increases in new product sales, growth in the number of associates and expansion into new geographic markets in the United States, Canada and, beginning in October 1998, Australia. In 1999, the growth rate of net sales generated in the United States and Canada was lower than prior periods. Earnings per share in the third quarter of 1999 were greater than earnings per share for the comparable period in 1998 because of higher domestic sales, international expansion and a reduction in other operating expenses.

     We receive revenues primarily from sales of our products and our associate starter and renewal packs, which include some combination of products, promotional materials and free admission to our national events. Some of the packs offer our associates a choice of different combinations of products and promotional materials to be included in the purchased pack. To become an associate, a person may enroll as a preferred customer and later execute an associate application, sponsor new associates or purchase an associate starter pack. Each pack also allows the associate to purchase products at wholesale prices. We will offer a comparable associate starter pack in each country in which we do business, subject to applicable law. All pack prices herein are stated in United States currency.

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

     We require associates to renew their status each year by: (1) renewing as a preferred customer and continuing to sponsor new associates; or (2) purchasing a renewal pack; or (3) earning enough personal points volume from product sales to automatically renew their associate status for one year. Prior to June 1998, associates in the United States and Canada could renew their associate status for $49.00, $229.00 or $568.00. Since the introduction of the $29.00 preferred customer pack in May 1998, associates in the United States and Canada have been able to renew their associate status for $29.00, $200.00 or $350.00. Beginning in October 1999, associates in Australia can renew their associate status for $49.00, $200.00 or $350.00. Associates who do not renew their associate status may continue to purchase our products at the wholesale price and resell the products; however, they cannot earn commissions under our compensation plan.

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

     We generally recognize revenues when products or promotional materials are shipped. Our revenues are based primarily on the wholesale prices of the products sold. We defer revenue received from the sale of promotional packs to the extent that it is greater than the wholesale value of the individual items included in such packs. Revenues from promotional packs are allocated between products and admission to events based on the proportionate fair value of these items. Allocated event revenues are also deferred. All deferred revenue is amortized over a 12-month period. Total deferred revenue was approximately $641,000, $662,000 and $823,000 at September 30, 1998, December 31, 1998 and
September 30, 1999, respectively.

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

Results of Operations

     The following table summarizes our operating results as a percentage of net sales for each of the periods indicated:

                                                       Three months ended    Nine months ended
                                                         September 30,         September 30,
                                                      --------------------  -------------------
                                                        1998       1999       1998       1999
                                                      ---------  ---------  ---------  --------
Net sales...........................................     100.0%     100.0%     100.0%    100.0%
Cost of sales.......................................      18.0       16.7       16.8      16.3
Commissions.........................................      38.6       40.1       39.8      40.7
                                                        ------     ------    -------   -------
  Gross profit......................................      43.4       43.2       43.4      43.0
Operating expenses:
  Selling and administrative expenses...............      19.6       19.2       18.4      19.6
  Write-off of deferred offering costs..............       2.4        0.0        0.8       0.0
  Other operating costs.............................      14.4       13.6       12.8      13.7
                                                        ------     ------    -------   -------

Income from operations..............................       7.0       10.4       11.4       9.7
Other (income) expense, net.........................       0.0       (0.6)      (0.0)     (0.1)
                                                        ------     ------    -------   -------
Income before income taxes..........................       7.0       11.0       11.4       9.8
Income tax expense..................................       2.7        4.0        4.4       3.6
                                                        ------     ------    -------   -------
Net income..........................................       4.3%       7.0%       7.0%      6.2%
                                                        ======     ======    =======   =======

Number of starter packs sold........................    17,183     31,299     76,620    97,103
Number of renewal packs sold........................    21,629     20,689     44,157    48,482
                                                        ------     ------    -------   -------
Total number of packs sold..........................    38,812     51,988    120,777   145,585
                                                        ======     ======    =======   =======
Total associates cancelling associate status........     1,683      1,336      6,264     2,784
                                                        ======     ======    =======   =======


Three months ended September 30, 1999 compared with the three months ended September 30, 1998

     Net Sales. Net sales increased 17.1% to $45.8 million for the three months ended September 30, 1999 from $39.1 million for the comparable period in 1998. This increase was primarily composed of the following:

     . A $3.6 million increase from the sale of several new products introduced after September 30, 1998, including our new GlycoLEAN(TM) weight management product line;

     . An increase of $2.5 million in existing product sales, which primarily resulted from increases in the volume of existing products sold; and

     . An increase of $600,000 due to an increase in the number and changes in the mix of associate packs sold. Of this $600,000 increase, approximately $500,000 resulted from an increase in the number of associate packs sold to new associates and $100,000 resulted from changes in the mix of associate renewal packs sold.

     Cost of Sales. Cost of sales increased 10.0% to $7.7 million for the three months ended September 30, 1999 from $7.0 million for the comparable period in 1998. As a percentage of net sales, cost of sales decreased to 16.7% for the three months ended September 30, 1999 from 18.0% for the comparable period in 1998. The decrease as a percentage of net sales was primarily due to the change in product mix and volume of finished goods sold. The dollar amount of the increase in cost of sales was due to a net increase of $400,000 related to the increased volume and the product mix of finished goods sold. The remaining $200,000 net increase was due to the normal costs of spoilage and shrinkage of inventory.

     Commissions. Commissions increased 21.9% to $18.4 million for the three months ended September 30, 1999 from $15.1 million for the comparable period in 1998. As a percentage of net sales, commissions increased to 40.1% for the three months ended September 30, 1999 from 38.6% for the comparable period in 1998. The increase as a percentage of net sales was the direct result of an increase in commissionable sales as a percentage of total sales. This increase was due to an increase in sales from associate packs sold and the commencement of operations in Australia in October 1998.

     Gross Profit. As a result of the above factors, gross profit increased 16.5% to $19.8 million for the three months ended September 30, 1999 from $17.0 million for the comparable period in 1998. As a percentage of net sales, gross profit decreased to 43.2% for the three months ended September 30, 1999 from 43.4% for the comparable period in 1998.

     Selling and Administrative Expenses. Selling and administrative expenses consist of human resource expenses, including wages, bonuses and marketing expenses, and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 14.3% to $8.8 million for the three months ended September 30, 1999 from $7.7 million for the comparable period in 1998. As a percentage of net sales, selling and administrative expenses decreased to 19.2% for the three months ended September 30, 1999 from 19.6% for the comparable period in 1998. The dollar amount of the increase was due primarily to a $900,000 increase in wages and the hiring of personnel for the Australian operations. The remaining net increase was due to incurring $200,000 in expenses related to a new bonus program for associates.

     Write-off of Deferred Offering Costs. During August 1998, the Company withdrew its original institutional/retail offering. Approximately $941,000 of costs related to the withdrawn offering, such as underwriting expenses, printing costs and roadshow costs, were expensed in the third quarter of 1998.

     Other Operating Costs. Other operating costs include utilities, depreciation, travel, office supplies and printing expenses. Other operating costs increased 10.7% to $6.2 million for the three months ended September 30, 1999 from $5.6 million for the comparable period in 1998. As a percentage of net sales, other operating costs decreased to 13.6% for the three months ended September 30, 1999 from 14.4% for the comparable period in 1998. The dollar amount increase was primarily due to an increase of $400,000 related to Australian operations, which began in October 1998, and $200,000 for software development for our internet subsidiary.

     Other (Income) Expense, Net. Other (income) expense, net, primarily consists of interest income, interest expense and royalties from vendors. Other (income) expense, net, decreased to ($286,000) for the three months ended September 30, 1999 from $18,000 for the comparable period in 1998. As a percentage of net sales, other (income) expense, net, decreased to (0.6%) for the three months ended September 30, 1999 from 0.0% for the comparable period in 1998. For the three months ended September 30, 1999, other (income) expense, net, consisted of ($233,000) of interest income and $21,000 of interest expense compared to ($18,000) of interest income and $17,000 of interest expense for the three months ended September 30, 1998. The primary reason for the increase was the increase in interest income and the recording of net foreign currency exchange gains of $70,000.

     Income Tax Expense. Income tax expense increased 80.0% to $1.8 million for the three months ended September 30, 1999 from $1.0 million for the comparable period in 1998. Our effective tax rate decreased to 36.5% for the three months ended September 30, 1999 from 38.5% for the comparable period in 1998. Our effective tax rate decreased because of an increase in our international sales, which are not subject to various state income taxes averaging 3%.

     Net Income. Net income increased 88.2% to $3.2 million for the three months ended September 30, 1999 from $1.7 million for the comparable period in 1998. As a percentage of net sales, net income increased to 7.0% for the three months ended September 30, 1999 from 4.3% for the comparable period in 1998. This increase was due to the factors described above.

Nine months ended September 30, 1999 compared with the nine months ended September 30, 1998

     Net Sales. Net sales increased 8.6% to $133.5 million for the nine months ended September 30, 1999 from $122.9 million for the comparable period in 1998. This increase was primarily composed of the following:

     . A $6.8 million increase from the sale of several new products introduced after September 30, 1998, and from existing products;

     . A decrease of ($1.1 million) in existing product sales, which primarily resulted from decreases in the volume of existing products sold as associates are buying new products and products which historically were not available in Canada and Australia; and

     . An increase of $4.9 million from associate pack sales. Of this $4.9 million increase, approximately $4.0 million resulted from an increase in the number and changes in the mix of associate packs sold to new associates and $900,000 resulted from an increase in the number and changes in the mix of associate renewal packs sold. We changed the contents of some of our associate packs during this period and are continuing to explore new strategies to increase associate pack sales and renewal pack sales.

     Cost of Sales. Cost of sales increased 5.3% to $21.7 million for the nine months ended September 30, 1999 from $20.6 million for the comparable period in 1998. As a percentage of net sales, cost of sales decreased to 16.3% for the nine months ended September 30, 1999 from 16.8% for the comparable period in 1998. The decrease as a percentage of net sales was primarily due to the change in product mix and volume of finished goods sold. The dollar amount of the increase in cost of sales was primarily due to:

     . A net increase of $300,000 related to the increased volume and the product mix of finished goods sold;

     .  A net increase in rework of inventory of $300,000;

     . The recording of $160,000 for recovery of inventory in the first nine months of 1998, which had been written off in December 1997; and

     .  A write-off of approximately $200,000 for other product changes.

     Commissions. Commissions increased 10.8% to $54.3 million for the nine months ended September 30, 1999 from $49.0 million for the comparable period in 1998. As a percentage of net sales, commissions increased to 40.7% for the nine months ended September 30, 1999 from 39.8% for the comparable period in 1998. The slight increase as a percentage of net sales was the direct result of an increase in revenue from associate packs sold and the commencement of operations in Australia in October 1998.

     Gross Profit. As a result of the above factors, gross profit increased 7.7% to $57.4 million for the nine months ended September 30, 1999 from $53.3 million for the comparable period in 1998. As a percentage of net sales, gross profit decreased to 43.0% for the nine months ended September 30, 1999 from 43.4% for the comparable period in 1998.

     Selling and Administrative Expenses. Selling and administrative expenses consist of human resource expenses, including wages, bonuses and marketing expenses, and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 15.9% to $26.2 million for the nine months ended September 30, 1999 from $22.6 million for the comparable period in 1998. As a percentage of net sales, selling and administrative expenses increased to 19.6% for the nine months ended September 30, 1999 from 18.4% for the comparable period in 1998. The dollar amount of the increase was due primarily to a $3.3 million increase in wages resulting from pay raises for corporate officers and the hiring of personnel for the Australian operations. The remaining net increase of $300,000 related to the new bonus program for associates.

     Write-off of Deferred Offering Costs. During August 1998, the Company withdrew its original institutional/retail offering. Approximately $941,000 of costs related to the withdrawn offering, such as underwriting expenses, printing costs and roadshow costs, were expensed in the third quarter of 1998.

     Other Operating Costs. Other operating costs include utilities, depreciation, travel, office supplies and printing expenses. Other operating costs increased 16.6% to $18.3 million for the nine months ended September 30, 1999 from $15.7 million for the comparable period in 1998. As a percentage of net sales, other operating costs increased to 13.7% for the nine months ended September 30, 1999 from 12.8% for the comparable period in 1998. The dollar amount increase was due to:

     . A $750,000 charge for the agreement to cancel the remaining incentive compensation contract as described in Note 4 of the notes to the consolidated financial statements;

     . $900,000 paid for consulting and professional services related to our international expansion and the registration and offering of additional shares of our common stock on behalf of certain shareholders;

     . A $500,000 increase in depreciation for additional asset purchases related to the international expansion;

     .  $200,000 for software development for our internet subsidiary; and

     .  The payment of $200,000 for the settlement of a lawsuit.

     Other (Income) Expense, Net. Other (income) expense, net, primarily consists of interest income, interest expense and royalties from vendors. Other (income) expense, net, increased to ($150,000) for the nine months ended September 30, 1999 from ($4,000) for the comparable period in 1998. As a percentage of net sales, other (income) expense, net, increased to (0.1%) for the nine months ended September 30, 1999 from (0.0%) for the comparable period in 1998. For the nine months ended September 30, 1999, other (income) expense, net, consisted primarily of ($406,000) of interest income and $99,000 of interest expense compared to ($68,000) of interest income and $21,000 of interest expense for the nine months ended September 30, 1998. The increase in other (income) expense related primarily to an increase in interest income and net foreign currency exchange gains offset by an increase in income tax penalties of $70,000.

     Income Tax Expense. Income tax expense decreased (11.1%) to $4.8 million for the nine months ended September 30, 1999 from $5.4 million for the comparable period in 1998. Our effective tax rate decreased to 36.5% for the nine months ended September 30, 1999 from 38.5% for the comparable period in 1998. Our effective tax rate decreased because of an increase in our international sales, which are not subject to various state income taxes averaging 3%.

     Net Income. Net income decreased (3.5%) to $8.3 million for the nine months ended September 30, 1999 from $8.6 million for the comparable period in 1998. As a percentage of net sales, net income decreased to 6.2% for the nine months ended September 30, 1999 from 7.0% for the comparable period in 1998. This decrease occurred due to the amounts we spent on our international expansion and cancellation of the remaining incentive compensation contract and the other factors described above.

Liquidity and Capital Resources

     In February 1999, we received approximately $9.2 million in net proceeds from the sale of our common stock in our initial public offering. In the initial public offering, we sold 1,500,000 shares of our common stock and existing shareholders sold 1,556,016 shares of their common stock at $8.00 per share. We are using approximately $6.3 million of the proceeds of the initial public offering for international expansion, primarily for product registration, initial inventory requirements and similar items. The remaining $2.9 million was used to fund working capital and for general corporate purposes. In February 1999, we received $641,271 from the exercise of 475,015 outstanding warrants at $1.35 per share. In May 1999, we received $378,000 from the exercise of 280,000 stock options at $1.35 per share. In September and October 1999, we received $161,425 from the exercise of 119,574 stock options at $1.35 per share.

     Our primary capital requirement is to fund working capital to support our growth. In the past, we financed our operations mostly through cash flows from operating activities and capital leases. As a result of our expenditures on the facilities, equipment and personnel necessary to support our growth and international expansion, we had a working capital deficiency of ($12.4 million) as of December 31, 1998 compared to working capital of $11.5 million at September 30, 1999. We invested approximately $4.9 million and $1.5 million during the first nine months of 1998 and 1999, respectively, in our furniture, equipment and leased properties. These projects were funded primarily through operating cash flow and capital leases for the nine months ended September 30, 1998 and primarily from operating cash flow in the comparable period in 1999.

     We paid approximately $9.3 million and $1.3 million in dividends to our shareholders for the nine months ended September 30, 1998 and 1999, respectively. For the nine months ended September 30, 1999, current liabilities decreased due to the reduction in accounts payable and accrued expenses and an income tax benefit related to the exercise of the warrants and stock options. These decreases are primarily related to the receipt of proceeds from the initial public offering and increases in sales volume. We believe our current facilities are sufficient to support our near-term growth.

     In March and August 1998, we entered into two capital leases with principal amounts of $631,000 and $841,000, respectively. These capital leases bear interest at 9.3%, are collateralized by the leased assets and are payable in thirty-nine monthly installments. In July 1998, we entered into a thirty-month, unsecured note payable with a finance company to finance our three-year product liability insurance premium. The initial principal amount of this note was $435,670, the interest rate is 8.0% and monthly installments are due through December 2000.

     Net cash provided by operating activities was $14.8 million and $9.0 million for the nine months ended September 30, 1998 and 1999, respectively. Throughout these periods, we increased net sales, which were partially offset by increases in inventories, expenses from international expansion and a decrease in income tax payable of approximately $3.0 million from the compensation expense related to the exercise of the warrants and options. In 1999, we expect to spend up to $4.5 million for start-up costs and $2.6 million for initial inventory for our planned expansion into the United Kingdom on November 15, 1999 and Japan in early summer of 2000.

     Net cash (used in) investing activities was ($3.3 million) and ($2.2 million) for the nine months ended September 30, 1998 and 1999, respectively. In 1998, these activities consisted primarily of the relocation of our Texas distribution center, the build-out of our research and development facility and the development and implementation of our proprietary software program. The new facilities and software program should be sufficient for our immediate needs. However, we have spent approximately $1.8 million and intend to spend an additional $2.0 million for additional modifications to the software program for international expansion, Internet access and additional purchases of equipment and build-out of leased facilities for our planned international expansion into the United Kingdom in the fourth quarter of 1999 and Japan in early summer of 2000. In February 1999, certain shareholders repaid notes receivable due to us of approximately $974,000.

     Net cash provided by (used in) financing activities totaled ($10.2 million) and $10.7 million for the nine months ended September 30, 1998 and 1999, respectively. We paid dividends on a monthly basis to our shareholders in the amount of $0.02-$0.06 per share each month until the completion of the initial public offering on February 12, 1999. Our board of directors intends, from time-to-time, to reevaluate this policy after considering relevant factors, including the level of our net income and alternative uses of retained earnings. In February 1999, the gross initial public offering proceeds of approximately $12.0 million were received.

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

Year 2000

     We recognize the need to ensure that our operations and relationships with vendors, associates and other third parties will not be adversely impacted by software processing errors arising from calculations using the Year 2000 and beyond. Many existing computer programs and databases use only two digits to identify a year in the date field (i.e., 01 would represent 1901, not 2001). If not corrected, many computer systems could fail or create erroneous results before, during and after the Year 2000. We believe all of our internal information systems currently in use will be Year 2000 ready, largely due to our short operating history. The majority of our critical business applications have been developed internally, in the past two years, with Year 2000 ready tools. We have formalized, structured activities in progress to test for and ensure compliance of all hardware and software used. With respect to non-information technology systems issues, we are near the completion of identifying, assessing and remediating, if necessary, our building and utility systems for any Year 2000 issues relating to the functionality of our facilities. We are also near the completion of evaluating the Year 2000 readiness of our vendors and third parties whose system failures could have an impact on our operations. However, we cannot predict or evaluate domestic or foreign governments' and utility companies' preparation for the Year 2000 or the readiness of other third parties that do not have a direct relationship with us. The potential materiality of any such impact is not known at this time and we cannot determine the extent to which such failures would impact us.

     We have spent approximately $85,000 and expect the total cost associated with Year 2000 identification, remediation and testing to be between $100,000 and $200,000. We believe that we have allocated adequate resources for this purpose and expect our Year 2000 date compliance program to be completed before December 1999. Based on current estimates, costs of addressing these issues, which are expensed as they occur, are not expected to have a material impact on our results of operations, financial condition or cash flows. This expectation is subject to uncertainties that could cause actual results to differ materially. Should any of the applications fail to perform properly on January 1, 2000, we have a contingency plan in place in which we will resort to temporary manual processing, which is not expected to have a material adverse impact on our short-term operations.

     All remaining remediation and testing of non-information technology systems is expected to be performed and completed by December 1999. Failure to achieve Year 2000 readiness by any of our vendors, while expected to cause some disruption to operations in the short-term is not expected to have a material impact on our operations.

Forward-Looking Statements

     Some of the statements in this report, under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," "Consolidated Financial Statements and the Notes to Consolidated Financial Statements" and "Part II-Other Information," are "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risk and uncertainties that may be outside our control. These forward-looking statements include statements of:

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

Recent Financial Accounting Standards Board Statements

         In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standard No. 137 ("FAS 137"), "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective date of FAS No. 133." FAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments imbedded in
other contracts and for hedging activities.   FAS 137 deferred the effective
date of FAS 133 to fiscal years beginning after June 15, 2000. Currently, we do not have any derivative financial instruments and this pronouncement would not have an impact on us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We do not engage in trading market risk sensitive instruments and do not purchase as investments, as hedges, or for purposes "other than trading," instruments that are likely to expose us to certain types of market risk, including interest rate, commodity price or equity price risk. We do have short-term investments but there has been no material change in our exposure to interest rate risk on our short-term investments. We have not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps.

         We also are exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar affects our financial results. Changes in currency exchange rates may positively or negatively affect our sales (as expressed in United States dollars), gross margins, operating expenses and retained earnings. When the United States dollar sustains a strengthening position against currencies in which we sell our products or a weakening currency exchange rate against currencies in which we incur costs, our net sales or costs may be adversely affected. We have established policies, procedures and internal processes governing the management of market risk and the use of any financial instruments to manage our exposure to such risks. The sensitivity of earnings and cash flows to changes in the currency exchange rate is assessed by applying an appropriate range of potential currency rate fluctuations of our assets, obligations and projected transactions denominated in foreign currency. Based upon our overall currency exchange rate exposure at September 30, 1999, we do not believe that our exposure to currency exchange rate fluctuations will have a material impact on our consolidated financial position or consolidated results of operations nor have there been any material changes to the market risks. All statements other than historical information incorporated in this Item 3 are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have not been any material changes in, or additions to, the legal proceedings previously reported in our 1998 Annual Report on Form 10-K as filed with the Commission on March 31, 1999 and our 1999 second quarter report on Form 10-Q as filed with the Commission on August 5, 1999.

Item 2.  Changes in Securities and Use of Proceeds

         (a)  Not applicable.

         (b)  Not applicable.

         (c)  None.

         (d) Uses of Proceeds from Registered Securities. On January 5, 1999, our Registration Statement on Form S-1 (File No. 333-63133) became effective. The subscription period terminated on February 11, 1999 and, on February 12, 1999, the closing took place. The total number of shares of our common stock subscribed for and sold in the initial public offering was 3,056,016, of which 1,500,000 shares were sold by us and 1,556,016 shares were sold by existing shareholders. The aggregate price of the shares sold by us was $12,000,000 and the net proceeds to us were $9,240,958. Net proceeds included the aggregate proceeds less payments for:

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

              The net proceeds of the initial public offering were intended to be used by us to begin our international expansion and fund current working capital needs. Of the $6.3 million in net proceeds to be used for our international expansion, approximately $1.4 million has been used to pay for our expansion into Australia, the United Kingdom and Japan and $4.9 million of such net proceeds for our current working capital needs. The $4.9 million includes $2.0 million for the deferred offering costs incurred by us in consummating the initial public offering. None of such payments were direct or indirect payments to directors, officers, affiliates or 10% beneficial owners of Mannatech.

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

              3.3 Amendments to the Bylaws of the Company, contained in a Majority Written Consent of the Shareholders of the Company dated October 20, 1999, incorporated herein by reference to
                   Exhibit 99.1 to the Company's Form 8-K (File No. 000-24657) filed with the Commission on November 2, 1999.

              4.1 Specimen Certificate representing the common stock, par value $0.0001 per share, of the Company, incorporated herein by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

              4.2 Settlement Agreement dated July 2, 1999, entered into by and between Robert B. Hydeman, Ray Robbins and Robbins Enterprises, Inc., and the Company, incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 2 to Form S-1 9File No. 333-78359) filed with the Commission on August 10, 1999.

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

              10.20  Lease dated April 27, 1999 between the Company and Regus
                     (UK) Ltd. incorporated herein by reference to Exhibit 10.20 to the Company's Amendment No. 2 to Form S-1 (File No. 333-78359) filed with the Commission on August 10, 1999.

              27*    Financial Data Schedule.
________________
* Filed herewith.

       (b)    Reports on Form 8-K.

              (i) Form 8-K filed with the Commission on November 2, 1999 (File No. 000-24657) reporting action taken by majority written consent of the shareholders of the Company in order to modify the Bylaws.

                                  SIGNATURES

      Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MANNATECH, INCORPORATED


November 12, 1999                        /S/ CHARLES E. FIORETTI
                                         --------------------------------
                                         Charles E. Fioretti
                                         Chairman of the Board and Chief
                                         Executive Officer


November 12, 1999                        /S/ STEPHEN D. FENSTERMACHER
                                         --------------------------------
                                         Stephen D. Fenstermacher
                                         Vice President of Accounting and
                                         Chief Financial Officer
                                          (principal accounting officer)

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

3.3 Amendments to the Bylaws of the Company, contained in a Majority Written Consent of the Shareholders of the Company dated October 20, 1999, incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K (File No. 000-24657) filed with the Commission on November 2, 1999.

4.1 Specimen Certificate representing the common stock, par value $0.0001 per share, of the Company, incorporated herein by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

4.2 Settlement Agreement dated July 2, 1999, entered into by and between Robert B. Hydeman, Ray Robbins and Robbins Enterprises, Inc., and the Company incorporated herein by reference to Exhibit 4.2 to the Company's Amendment No. 2 to Form S-1 (File No. 333-78359) filed with the Commission on August 10, 1999.

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

10.20 Lease dated April 7, 1999 between the Company and Regus (UK) Ltd. incorporated herein by reference to Exhibit 10.20 to the Company's Amendment No. 2 to Form S-1 (File No. 333-78359) filed with the Commission on August 10, 1999.

27*    Financial Data Schedule.
________________
* Filed herewith.