Form 10-K
period 1999-12-31
MANNATECH INC
filed 2000-03-30
CIK 1056358

                                     1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                         Commission File No. 000-24657

                            MANNATECH, INCORPORATED
            (Exact Name of Registrant as Specified in its Charter)

                 Texas                               75-2508900
    (State or other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

     600 S. Royal Lane, Suite 200                       75019
            Coppell, Texas                           (Zip Code)
    (Address of Principal Executive
               Offices)

      Registrant's Telephone Number, including Area Code: (972) 471-7400

       Securities Registered Pursuant to Section 12 (b) of the Act: None

         Securities Registered Pursuant to Section 12 (g) of the Act:
                                Title of Class
                   Common Stock, Par Value $0.0001 Per Share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the 7,699,236 shares of registrant's voting stock held by non-affiliates of the registrant was $36,094,018, based on the closing price of the registrant's common stock on the Nasdaq National Market on March 24, 2000 of $4.688 per share.

  The number of shares outstanding of the registrant's sole class of common stock, par value $0.0001 per share, as of March 24, 2000, the latest practicable date, was 24,939,293.

                      Documents Incorporated by Reference

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                 Part I
Item 1. Business.........................................................   1
  General................................................................   1
  Industry Overview......................................................   2
  Operating Strengths....................................................   3
  Growth Strategy........................................................   4
  Products and Product Development.......................................   5
  Product Distribution System............................................   7
  Information Technology and Systems.....................................  10
  Production and Distribution............................................  11
  Government Regulations.................................................  12
  Competition............................................................  16
  Employees..............................................................  17
Item 2. Properties.......................................................  17
Item 3. Legal Proceedings................................................  17
Item 4. Submission of Matters to a Vote of Security Holders..............  18

                                 Part II
Item 5. Market for Registrant's Common Equity and Related Shareholder
 Matters.................................................................  19
Item 6. Selected Financial Data..........................................  20
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  21
  Overview...............................................................  21
  Results of Operations..................................................  24
  Year ended December 31, 1999 compared with the Year ended December 31,
   1998..................................................................  24
  Year ended December 31, 1998 compared with the Year ended December 31,
   1997..................................................................  26
  Seasonality and Selected Quarterly Statements of Income................  28
  Liquidity and Capital Resources........................................  29
  Year 2000..............................................................  31
  Impact of Inflation....................................................  31
  Subsequent Event.......................................................  32
  Recent Financial Accounting Standards Board Statements.................  32
  Forward-Looking Statements.............................................  32
Item 7A. Quantitative and Qualitative Disclosures about Market Risk......  33
Item 8. Financial Statements and Supplementary Data......................  33
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................  33

                                Part III
Item 10. Directors and Executive Officers of the Registrant..............  34
  Directors and Executive Officers.......................................  34
  Classes of our Board of Directors......................................  37
  Committees of the Board of Directors...................................  37
  Director Compensation..................................................  37
  Section 16(a) Beneficial Ownership Reporting Compliance................  37
Item 11. Executive Compensation..........................................  39
  Stock Option Grants in Last Fiscal Year................................  39
  Stock Options exercised in Last Fiscal Year............................  40
  Executive Employment Agreements........................................  40
  Management Bonus Plan..................................................  40
  Compensation Committee Interlocks and Insider Participation............  40
  Executive Compensation Report of the Board of Directors................  40

                                                                            Page
                                                                            ----
  1999 Chief Executive Officer Compensation...............................   41
  Stock Option Plans......................................................   42
  401(k) Plan.............................................................   43
  Performance Graph.......................................................   44
Item 12. Security Ownership of Certain Beneficial Owners and Management...   45
Item 13. Certain Relationships and Related Transactions...................   46
  Loans to Officers.......................................................   46
  Loans to Agritech Labs, Inc.............................................   46
  Commission Agreement, Consulting Fee and Receivable from Related
   Parties................................................................   46

                                 Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..   47

                                    PART I

Item 1. Business

General

  Mannatech, Incorporated, a Texas corporation, develops and sells proprietary nutritional supplements and topical products through a network marketing system. We sell our products in the United States, Canada, Australia and the United Kingdom through a network of approximately 269,000 active associates as of March 9, 2000 compared to approximately 237,000 active associates as of February 28, 1999. An "active" associate is one who has purchased products within the last 12 months. We plan to expand into Japan in the summer of 2000, while continuing to assess the potential and risks of expansion into other foreign markets.

  Since beginning operations in November 1993, we have achieved year-to-year growth in net sales, from approximately $8.4 million in 1994 to approximately $179.7 million in 1999. The net increase is primarily due to our introduction of new products and expansion into other geographical markets through three of our wholly-owned subsidiaries, which are currently operating. The subsidiaries are as follows:

  . Mannatech Australia Pty Limited was formed in April 1998 and began operations in Australia on October 1, 1998 as a limited service provider.

  . Mannatech Ltd. was formed in April 1999 and began operations in the United Kingdom on November 15, 1999 as a limited service provider.

  . Internet Health Group, Inc., a Texas corporation, was formed in May 1999 and began operations on December 20, 1999 marketing its proprietary products, specially developed nutritional supplements and sports nutrition products over the Internet, through its website at www.clickwell.com.

  On February 12, 1999, we completed our initial public offering. In the initial public offering, we and certain selling shareholders sold an aggregate of 3,056,016 shares of our common stock, par value $0.0001 per share, at a price of $8.00 per share. Of the total number of shares sold in the initial public offering, 1,500,000 were sold by Mannatech yielding net proceeds to Mannatech of approximately $9.2 million. The remaining 1,556,016 shares of common stock were sold by certain shareholders of Mannatech. The net proceeds to the selling shareholders were approximately $12.0 million. Since the initial public offering, our common stock has traded on the Nasdaq National Market under the symbol "MTEX."

  We are principally engaged in a single business segment, the development and distribution of nutritional supplements and topical products. Information for each of our most recent three fiscal years, with respect to the amounts of revenues from sales, operating profit and identifiable assets of this segment is set forth under Item 6 of this report on page 20.

  We pursue a two-fold business strategy:

  . to develop a proprietary line of nutritional supplements having both health benefits and mass appeal to a general population demanding non-toxic healthcare alternatives; and

  . to provide an appealing framework for persons interested in our products to establish a direct sales business.

  To date, we have focused our development efforts primarily in the area of carbohydrate technology, creating a proprietary ingredient, Ambrotose(R) complex, which combines certain naturally occurring sugars required to support optimal cell-to-cell communication. We have also focused on developing products based on scientific advances in the emerging field of phytochemistry. This field has identified certain naturally occurring components of various plants, known as "phytochemicals," which, while not essential to sustain life, are believed fundamental for optimal health.

  Ambrotose(R) complex is the cornerstone of our proprietary product lines. These products are designed to support various systems and functions of the human body, including:

  .  the cell-to-cell communication system;

  .  the immune system;

  .  the endocrine system;

  .  the intestinal system; and

  .  the dermal system.

  We also market products designed to aid in sports performance and nutritional support.

  Our products are marketed exclusively through a network marketing system. We believe that the network marketing system is well-suited to our products, which emphasize health and nutrition, because network marketing allows in-person product education not available through traditional marketing techniques. The network marketing system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment.

  Our principal executive offices are located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019, our telephone number is (972) 471-7400 and our website address is www.mannatech-inc.com. Unless the context otherwise requires, the term "Company," "our" or "we," as used in this report shall mean Mannatech, Incorporated and its subsidiaries, collectively.

Industry Overview

  The nutritional supplements industry includes manufacturers and distributors of products that are generally intended to enhance the body's performance and well being. Nutritional supplements include:

  .  vitamins;

  .  minerals;

  .  dietary supplements;

  .  herbs;

  .  botanicals; and

  .  compounds derived from the above.

  The nutritional supplements industry has experienced substantial growth since the adoption of the Dietary Supplement Health and Education Act of 1994. This act has allowed vendors of dietary supplements to educate consumers regarding the effects of certain ingredients. According to the Nutrition Business Journal Annual Industry Overview, 1997 dietary supplement sales in the United States increased by 13% over 1996 and totaled approximately $12.6 billion. With respect to the United Kingdom, the October/November 1998 Nutrition Business Journal noted that 1997 European dietary supplement sales were approximately $11.9 billion, of which 12% was derived from sales in the nutrition industry. Further, with respect to our planned expansion into Japan, the October/November 1998 Nutrition Business Journal noted that Japanese dietary supplements sales were approximately $6.4 billion in 1997, of which 54% was derived from sales in the nutrition industry. We believe the growth in the nutritional supplement market is driven by several factors, including:

  . the general public's heightened awareness and understanding of the connection between diet and health;

  . the aging population, particularly the baby-boomer generation, which is more likely to consume nutritional supplements;

  .  product introductions in response to new scientific research; and

  .  a nationwide trend toward preventive medicine.

  Nutritional supplements are sold primarily through:

  . mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores;

  .  health food stores;

  .  mail order companies; and

  .  direct sales organizations.

  In the past decade, direct selling has grown as a means to distribute products due to advancements in technology and communications. Network marketing is a type of direct selling that has also grown significantly in recent years. According to the "Survey of Attitudes toward Direct Selling," prepared by Wirthlin Worldwide, food, nutrition and wellness products are among the three categories experiencing the greatest gains in the direct selling industry since 1976. According to this survey, approximately 50% of the American public have purchased products or services from a direct selling company at some point in their lifetime. In addition, approximately 40% of adult Americans have expressed an interest in direct selling as a method of buying products and services. Further and estimated 23% of those who have never purchased products and services from direct selling companies are interested in direct selling. We believe we are positioned to capitalize on the trends of growth in direct sales and demand for nutritional supplement products.

Operating Strengths

  We attribute much of our success to our two-fold business strategy, which is:

  . to develop a line of nutritional supplements having both health benefits and mass appeal to the increasing number of people who are becoming more health conscious; and

  . to provide an opportunity for people interested in our products to establish a direct sales business.

  We believe this business strategy will enable us to continue our growth by capitalizing on the following strengths:

  Proprietary Products. We offer an innovative line of products based upon our proprietary, patent-pending research. We believe that the discovery and development of products containing certain carbohydrates necessary to optimum health represents an expanding business opportunity for us. We recognized the nutritional need for the eight known monosaccharides in supporting optimal health and developed and filed a patent application on a compound containing these monosaccharides called Ambrotose(R) complex. We believe that maintaining a proprietary line of products containing this compound is important for two reasons: (A) it is a marketing factor that differentiates us from our competitors; and (B) the limited availability helps to drive demand and enables premium pricing.

  Research and Development. We believe that our experienced personnel and research and development facilities built in 1998 will allow us to develop and market additional new proprietary products. Our research and development efforts are led by two scientists with an aggregate of over 35 years of experience designing products based on carbohydrate technology. Our technologically advanced laboratory is equipped with gas and liquid chromatographs and mass spectrometers, which will be used to:

  .  maintain quality standards;

  . support our research and development commitment in the area of new herbal complexes; and

  .  support our development of both new and existing products.

  To complement our in-house staff and facilities, we have sought, and will continue to seek, strategic alliances with several large manufacturers of nutritional supplements. These companies work with us to create, develop and manufacture our proprietary products. We also work with other smaller companies to identify and develop new innovative products.

  Associate Support Philosophy. We are committed to providing the highest level of support services to our associates. We believe that we meet the needs of, and build loyalty with, our associates through our highly personalized and responsive customer service. We sponsor four to six associate events throughout the year to provide education and motivation for thousands of associates. These events offer information, aid in business development and are a venue for associates to interact with our leading distributors and researchers.

  Flexible Operating Strategy. Flexibility is a key part of our existing and ongoing success. We outsource our production and form strategic alliances to minimize capital expenditure where practicable. We believe we can enter international markets in an efficient and cost-effective manner by using the expertise and resources of our strategic allies in the areas of distribution and logistics, call center operations, product registration and export requirements. Information technology also plays an essential role in our operating expansion into new markets. By developing this operating strategy, we believe we can reduce the operational problems typically encountered by network marketing companies.

  Experience and Depth of our Management Team. Our management team consists of experienced individuals drawn from a variety of backgrounds and having expertise in various fields, including:

  .  product research and development;

  .  marketing;

  .  direct sales;

  .  legal and compliance;

  .  information technology; and

  .  product distribution.

  All principal managers have substantial business experience, most with larger businesses. These managers are able to bring the perspective of traditional business to our network marketing system. Our management team's goal is to provide a sound, systematic and reliable framework within which each associate can fit his or her personal style of conducting business.

Growth Strategy

  Our primary growth strategy is to:

  .  increase associate product sales;

  .  continue to expand operations in existing markets;

  .  expand into newly identified markets; and

  .  continue to evaluate expansion into additional foreign markets.

  We believe that our future growth will be based on the following factors:

  Introduce New Products. Since our inception, we have and currently intend to continue to introduce new products each year. We expect each new product to contain one or more proprietary components and to complement existing products.

  Attract and Retain New Associates and Enhance Associate Productivity. Since we began operations, we have enjoyed significant growth in the number of associates by focusing on our operating strengths and creating a business climate that recognizes associates for their achievements. We plan to continue to introduce new associate achievement levels in part to encourage greater retention, motivation and productivity. In addition, we will continue to modify our associate events and recognition programs to encourage retention and growth in the number of associates. No one associate accounts for more than 10% of our total sales.

  Enter New Markets. We believe that potential for growth exists in international markets based upon our experience over the past year and reports from our competitors. In April 1996, we began selling to associates in Canada. In October 1998, we opened our Australian headquarters in St. Leonards, Australia. In November 1999, we opened our United Kingdom headquarters in Basingstoke, Hampshire. We are also planning to open our Japanese headquarters in Tokyo, Japan during the summer of 2000. We will continue to research the potential of other foreign markets. By employing our flexible operating strategy in the international sector, we believe we will be able to enter new markets in a cost-effective and efficient manner. We will base our decision to expand into new markets on (A) size of the market, (B) anticipated demand and
(C) ease of entry.

Products and Product Development

  We market a line of quality, proprietary products, including twenty-six different nutritional products and three topical products. We believe our focused product line contributes to efficient distribution and inventory management. We also offer a variety of sales aids, including enrollment and renewal packs, brochures, videotapes and even develop a personalized website for our associates. These sales aids accounted for approximately 24.7%, 18.9% and 17.6% of our net sales in 1997, 1998 and 1999, respectively.

  We believe that the discovery and use of certain carbohydrates offers significant potential for nutritional benefits. Healthy bodies, comprised of many sophisticated components working together, must have an accurate internal communication to function at an optimal level. In its most basic form, this communication occurs at the cellular level and is referred to by molecular biologists as cell-to-cell communication. To maintain a healthy body, cells must "talk" to other cells. Scientists have learned that certain molecules found on the surface of all cells, called "glycoproteins,' play an essential role in all cell-to-cell communication. The name "glycoprotein" is derived from the molecules' composition: sugar, known as "glyco," and protein. The body's need for these carbohydrates is important because up to 85% of glycoproteins are composed of specific monosaccharides that we believe are necessary to support optimal health.

  Harper's Biochemistry, a leading biochemistry reference source, lists eight monosaccharides commonly found in human glycoproteins, which are important to the healthy functioning of cell-to-cell communications in the human body. These monosaccharides are:

  .  fucose;

  .  galactose;

  .  glucose;

  .  mannose;

  .  N-acetylgalactosamine;

  .  N-acetylglucosamine;

  .  N-acetylneuraminic acid; and

  .  xylose.

  From the universe of approximately 200 monosaccharides found in nature, our proprietary ingredient, Ambrotose(R) complex, is designed to provide monosaccharides, which are necessary for optimal cell-to-cell communication.

  Our overall product strategy is to develop proprietary nutritional supplements that capitalize on existing and emerging scientific knowledge and the growing worldwide interest in alternative healthcare and optimal health.

We focus on bringing new proprietary and, where possible, patentable products to market that can be developed into new product lines, while expanding our existing product lines. We incurred research and development costs related to specific clinical studies, quality assurance programs and new product development of approximately $381,000, $391,000 and $438,000 in 1997, 1998 and 1999, respectively. We also incurred research and development costs related to designing new products, enhancing existing products, Food and Drug Administration compliance studies, general supplies, internal salaries and consulting fees of approximately $3,008,000, $3,365,000 and $3,623,000 in 1997, 1998 and 1999, respectively.

  The following chart lists our products, and the body systems targeted by each, as of December 31, 1999:

                          Cell-to-Cell  Immune Endocrine Intestinal Dermal   Sports    Nutritional
                          Communication System  System     System   System Performance    Needs
                          ------------- ------ --------- ---------- ------ ----------- -----------
Ambroderm...............                                               X
Ambrostart(TM)..........         X                            X                  X
Ambrotose(R)............         X
Bulk Ambrotose(R).......         X
Bulk Em.Pact(TM) .......                                                         X
Em.Pact(TM) ............                                                         X
Emprizone(R) ...........                                               X
Firm....................                                               X
GlycoLEAN(TM)
 Accelerator............         X         X        X
GlycoLEAN(TM) Catalyst..         X         X        X
GlycoLEAN(TM) Fiber
 Full...................         X         X        X
GlycoLEAN(TM) Manager...         X         X        X
GlycoSLIM(TM) Drink.....         X         X        X
Man.Aloe(R).............         X
MannaBAR(TM)
 Carbohydrate Formula...         X         X        X
MannaBAR(TM) Protein
 Formula................         X         X        X
MannaBAR(TM) Apple-
 Yogurt Crunch..........         X         X        X
Manna-C(TM) ............                   X
MannaCleanse(TM) .......                                      X
Mannatonin..............                            X
MVP(TM) ................                            X
Bulk Phyt.Aloe(R) ......                   X
Phyt.Aloe(R) ...........                   X
Phyto.Bears(R) .........                   X
Plus....................                            X
Profile 1...............                                                                     X
Profile 2...............                                                                     X
Profile 3...............                                                                     X
Sport with
 Ambrotose(R) ..........                                                         X

  We introduced the following new products in 1999:

  .  Bulk Ambrotose in a 75-gram canister;

  . A new flavor of the MannaBAR(TM), vanilla-coated yogurt apple crunch. Like the other MannaBARs, this bar still contains the equivalent of the recommended minimum daily supply of Ambrotose(R) complex, Phyt.Aloe(R) and Plus; and

  . GlycoLEAN(TM) Lean Body System, a complete lifestyle system for fighting fat composed of five unique products to help achieve and manage weight. The five products are GlycoLEAN(TM) Accelerator, GlycoLEAN(TM) Catalyst, GlycoLEAN(TM) Fiber Full, GlycoLEAN(TM) Manager and GlycoSLIM(TM) Drink mix (three flavors--chocolate, vanilla or strawberry).

  In addition, we plan to release additional products as new nutritional compounds or areas of consumer demand are identified. All new products are expected to contain our proprietary components. Our product launches typically occur at our corporate events. We will base our selection of products developed on:

  .  the marketability and proprietary nature of the product;

  .  regulatory considerations;

  .  the availability of ingredients; and

  .  the existence of data supporting claims of functionality.

  To support, validate and monitor the proprietary nature of our products, our research and development department conducts appropriate research both before and after product launches and continuously throughout the year by taking samples directly from shipments received from our manufacturers.

  The following chart indicates the year we introduced our products:

 Year Products Introduced
 ---- -------------------
 1994 Man.Aloe(R), Plus, MVP(TM), Sport, Ambroderm, Phyt.Aloe(R), Firm

 1995 Phyto.Bears(R), Em.Pact(TM), Emprizone(R)

 1996 Ambrotose(R), Mannatonin, Profile 1, 2 and 3, Sport with Ambrotose(R)

 1997 Bulk Ambrotose(R), Bulk Em.Pact(TM), MannaCleanse(TM)

 1998 MannaBAR(TM) Carbohydrate Formula, MannaBAR(TM) Protein Formula, Manna-
      C(TM), Ambrostart(TM), Bulk Phyt.Aloe(R)

 1999 MannaBAR(TM) Vanilla Apple-Yogurt, GlycoLEAN(TM) Accelerator,
      GlycoLEAN(TM) Catalyst, GlycoLEAN(TM) Fiber Full, GlycoLEAN(TM) Manager and GlycoSLIM(TM) Drink mix (three flavors--chocolate, vanilla and strawberry)

Product Distribution System

  Overview. The foundation of our sales philosophy and distribution system is network marketing. We believe network marketing systems is an effective vehicle to distribute our products for the following reasons:

  . it is easier to explain the benefits of our products in a person-to-person, educational setting;

  .  it is more direct and personal than television and print advertisements;

  .  direct sales allow potential consumers to actually test our products;

  . there is greater impact on the consumer from associate and consumer testimonials;

  . it assists in building a base of potential consumers for additional products;

  . associates can provide higher levels of customer service and attention by following up on sales to ensure proper product usage and customer satisfaction; and

  .  associates' contact with customers generates repeat purchases.

  We encourage, but do not require, associates to use our products, nor do we require a person to be an associate in order to purchase our products. We believe our network marketing system is particularly attractive to prospective associates for the following reasons:

  .  the potential for supplemental income;

  .  no requirement to purchase inventory;

  .  no need to collect money from customers;

  .  very little paperwork involved in our sales process; and

  .  a flexible work schedule.

  We suggest associates enroll new associates with whom the associates have relationships; family members; friends; business associates; neighbors; or otherwise. We believe that associates will be more likely to remain with us if they are enrolled by someone with whom they have an ongoing relationship.

  Associates pay for products prior to shipment. We carry no accounts receivable from our associates, except for minor amounts owed to us for check returns or other exceptions. Associates generally pay for products by credit card; however, a small portion of orders are paid in cash or with money orders and checks. Associates may automatically order products on a continuous basis and receive a discount. Automatic orders accounted for approximately 36.9%, 44.9% and 47.1% of net sales for the years ended December 31, 1997, 1998 and 1999, respectively.

  Advances in communications, including telecommunications and the Internet, and the increasing use of videotape players, fax machines and personal computers have enhanced the effectiveness of direct selling as a distribution channel in the past decade. We produce high-quality video and audio tapes for use in product education, demonstrations and sponsoring sessions. In March 2000, we substantially completed our science-based website, www.GlycoScience.com that allows users to search for science-based information about various nutritional supplements, some of which are found in our products. We believe that these sales aids play an important role in the success of associate efforts. We are committed to using current and future technological advances to enhance the effectiveness of the direct selling efforts of our associates.

  Associate Development. We believe the key contributing factors to our long-term growth and success are the recruitment of new associates and retention of existing associates. We are active in the development of associates, including in the areas of recruitment, support, motivation and compensation.

  We primarily rely on existing associates to enroll new associates. The enrollment of new associates creates multiple levels in the network marketing structure. These new associates are referred to as "downline" or "sponsored" associates. Associates can purchase products directly from us at wholesale prices and can sponsor other associates in order to build a network of associates and product users.

  We also rely heavily on existing associates to train new associates. Our Master Associate training course, an advanced training program for associates, was developed using both the expertise of experienced corporate trainers and the experience of seasoned associates. While we provide brochures, magazines and other sales materials, advanced training is specially designed to provide systematic and uniform training to associates about us and our products, compensation plan, and methods of doing business.

  The needs of our associates are a priority and we believe that providing a high level of support for our associates' efforts has been and will continue to be important to our success. We provide a large number of support services tailored to the needs of our associates, including:

  .  motivational meetings;

  .  educational and informative conference calls;

  .  automated fax services;

  .  an efficient ordering and distribution system;

  .  personalized customer service via telephone, Internet and e-mail;

  . 24-hour, seven days per week access to information through touch-tone phones and the Internet;

  .  a liberal product return policy;

  .  a current database of each associates' downline information;

  . business development materials that we believe will increase product sales and recruitment; and

  . an innovative website database, www.GlycoScience.com that was substantially completed in March 2000 and designed to provide a user with the ability to search and provide science-based information about nutritional supplements, some of which are included in our products.

  We currently recognize associate performance with four levels of associate leadership achievement:

  .  Regional;

  .  National;

  .  Executive; and

  .  Presidential.

  The level of associate leadership is based upon the associates' downline growth and commissionable sales. Commissionable sales are sales of products with assigned product point volume. Generally, sales aids are not assigned any product point volume. Each leadership level provides the opportunity for compensation, excluding the generation bonus discussed below, ranging from 15% of commissionable sales at the Regional director level to 9% of commissionable sales at the Presidential level. In addition, associates are eligible for a "generation bonus," which is an additional achievement level specially designed to motivate sales and downline growth. The additional achievement levels are available to the associates once the associate has achieved Presidential leadership status. The associate can then achieve four levels of Presidential status:

  .  Bronze;

  .  Silver;

  .  Gold; and

  .  Platinum.

  Each of these achievement levels provides associates with the opportunity for additional compensation. We intend to continue to expand our program for associate recognition as necessary in the future to reward increased levels of performance and to further motivate our associates.

  Associate Compensation. Our plan combines the aspects of two widely used multilevel marketing compensation plan concepts. Our plan pays commissions based on (A) a percentage of the associate's commissionable sales; and (B) the attainment of certain associate leadership levels. These elements of our compensation plan are similar to other multilevel marketing compensation plans. In addition, our associates, at their discretion, determine their resale price of products purchased from us at the wholesale price. Our compensation plan pays the associate as follows:

  . A bonus or commission for qualified associates ranging in amounts from $20.00 to $180.00 earned based on downline growth and commissionable product sales.

  . Associates who have completed advanced training and are at the all star level can receive $25.00 for each eligible associate they train.

  . Bonuses or commissions ranging in amounts from $10.00 to $200.00 are also earned on products included in starter or renewal packs sold.

  . The "fast start" bonus, ranging in amount from $100.00 to $500.00, is paid if a new associate obtains Regional or National level within three months of initially signing up as an associate.

  . The "car incentive" bonus, ranging in amounts from $200.00 up to $700.00, is paid to associates, who have achieved certain sales levels and who have increased their product sales by 10% from the previous year's sales volume.

  . Various other bonus programs were also introduced during the year allowing, among other things, our associates to earn various trips including trips to our newly-opened international corporate offices.

  Our compensation plan attempts to compensate both associates in the early stages of building their business as well as associates with more established organizations by rewarding associates for breadth as well as depth in their downline organizations.

  Based upon our knowledge of other industry-related network marketing compensation plans, we believe that our compensation plan is among the most financially rewarding plans offered in the industry. Historically, commissions as a percentage of net sales have been 41.0%, 40.4% and 40.9% for 1997, 1998 and 1999, respectively.

  We do not employ the compensation plan described above outside of the United States and Canada. In the international sector, we use a similar plan with regard to commissionable product sales, but each plan is tailored to fit the laws and considerations governing compensation of associates in each country. We have integrated our international compensation plan across all markets in which our products are, or will be, sold, thereby allowing associates to receive commissions for global product sales, rather than merely local product sales. We refer to this as our "global seamless downline structure" and we hope it will continue to allow our associates to build global networks by creating downlines in our expanding international markets. Associates will not be required to establish new downlines or requalify for higher levels of commissions within each new country in which they begin to operate. Our international compensation plan is designed to pay approximately the same percentage compensation as in the United States and Canada. We believe our international compensation plan has and will continue to stimulate both product sales and the development of width and breadth in downline organizations.

  Management of Associates. We take an active role in the management of our associates. Many multilevel marketing companies encounter difficulties with regulatory authorities due to lack of oversight of associate activities. Any oversight process is complicated because our associates are independent contractors and not legally employees of Mannatech. However, we seek to restrict the statements and conduct of associates regarding our business by contractually binding associates to abide by our associate policies and procedures. Each associate receives a copy of the policies and procedures that must be followed in order to maintain the associate's status with us. Associates are expressly forbidden from making any representation as to the possible earnings of any associate, other than through statements of Mannatech indicating the range of actual earnings by all associates. We also monitor associate websites for content on a regular and continuing basis. In March 1999, we introduced Mannapages(TM), a personal Internet website program established for our associates, whereby for a $49.00 fee, we produce an Internet website for the associate. Mannapages(TM) assists us not only in monitoring associate websites on a regular basis, but also helps to increase associates' sales efforts. We currently anticipate that we will replace all associate websites with Mannapages(TM) by the end of 2000.

  We have established, and enforced as much as possible, a compliance program for disciplining associates who do not comply with our policies and procedures. We have developed formal steps for proceeding if a complaint is filed against an associate. Our primary goal is to educate the associate to ensure that he or she understands the policy or procedure in question and will follow all of our policies and procedures in the future. Also, our compliance and legal departments, in cooperation with other departments, regularly evaluate associate conduct and the need for new and revised policy making. We believe our compliance program reflects positively on us, helps in the maintenance of associate ethics and aids in our recruiting activities.

  Product Return Policy. Our product return policy provides that retail customers may return the unused portion of any product to the selling associate and receive a full cash refund. Any associate who provides a refund to a customer is reimbursed with product by us if they provide proper documentation and ship us the remainder of the product. Our product return policy for associates is to refund 90% of the wholesale cost for any returned, unopened, restockable products and any up-to-date corporate literature that is in good, usable condition. Historically, product returns have not been significant. Returns as a percentage of net sales were 1.5%, 1.7% and 1.0% in 1997, 1998 and 1999, respectively.

Information Technology and Systems

  We believe that maintaining sophisticated and reliable transaction processing systems is essential to our long-term success. Our systems are designed to:

  . reduce the time required to supply an associate or customer with our products;

  .  provide detailed and customized billing information;

  .  respond quickly to associate needs and information requests;

  . provide detailed and accurate information concerning qualification and downline activity;

  .  provide detailed reports of commissions paid to the associate;

  .  support our customer service department; and

  .  monitor, analyze and report financial and operating trends.

  During 2000, we expect to spend approximately $8.6 million on information technology operations and development activities, of which approximately, $3.6 million will be for capital expenditures. These expenditures relate to providing new technology advances to continue to meet the above needs and expand transaction-processing systems to accommodate our expected international growth. We believe that our significant investment in software, hardware and personnel will enable us to:

  . respond rapidly to our business needs for information technology assessment and development;

  .  manage international growth and our seamless downline structure; and

  .  reduce expenses as a percentage of net sales.

  Our suppliers of computer hardware are Dell Computer Corporation, Hewlett-Packard Company, Compaq Computer Corporation, and Digital Equipment Corporation. Digital Equipment Corporation's hardware systems are linked to provide a high level of availability for critical business applications. We believe the global presence of these suppliers will be an important factor in supporting our continuing expansion plans.

  Our financial software was upgraded at the end of 1996 with the acquisition of a sophisticated financial system capable of operating on several platforms. We also purchased a report writing system, which interfaces with our financial systems. In the summer of 1999, we upgraded our current financial software to a Microsoft Windows-based platform. These systems, used together, enable us to track and analyze financial information and operations, as well as create and produce custom reports.

Production and Distribution

  All of our products are manufactured by outside contractors, providing us with the production capacity necessary to respond to fluctuations in sales and limiting our investment in capital equipment. We believe that we currently have in place the manufacturers necessary to meet our inventory requirements over the next several years, including continuing expansion into foreign markets. Nonetheless, we continue to identify new quality-driven manufacturers to supply the products necessary for our success. We also seek to save money by periodically reviewing pricing considerations and by requiring competitive bids from various manufacturers meeting our quality and performance requirements.

  We currently acquire our ingredients solely from superior suppliers of such ingredients. We have also identified dependable alternative sources for all of our ingredients except Manapol(R) and arabinogalactan, which are components of Ambrotose(R) complex. With these alternative sources, we could produce or replace these ingredients if we cannot purchase ingredients from our current suppliers. In January 2000, we signed a new supply agreement with our exclusive supplier of Manapol(R). The supply agreement will require us to buy a minimum monthly volume at an agreed-upon price through August 2002. We eventually plan to bring the blending of all proprietary formulas in-house, further protecting the confidential nature and quality standards of our proprietary formulations.

  In January 1998, our Texas distribution operation relocated to our $1.3 million, 75,000 square foot leased warehouse facility in Coppell, Texas. The facility includes an automated system capable of processing 18,000 orders per day. This system has enhanced our productivity and supported sales volume growth. The distribution facility contains a warehouse, distribution offices and an ingredient mixing area that is currently not being utilized. We also have contract distribution facilities in Canada, Australia, the United Kingdom and Roanoke, Texas. For further information on these contract facilities see "Properties" on page 17.

Government Regulations

  To regulation of our direct selling activities, we are also controlled by a large number of laws, governmental regulations, administrative determinations, court decisions and similar legal requirements at the federal, state and local levels in both our United States and foreign markets. These regulations address, among other things:

  .  our network marketing system;

  . transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties we pay;

  . taxation of associates, requiring us to collect taxes and maintain appropriate records;

  . how we make, package, label, distribute, import, sell and store our products;

  .  what we put in our products;

  .  what we claim our products do for the human body;

  .  how we advertise; and

  . the degree in which we are liable for associates' claims about our products.

  Products. The following governmental agencies regulate some aspect of our business or our products:

  .  the Food and Drug Administration;

  .  the Federal Trade Commission;

  .  the Consumer Product Safety Commission;

  .  the Department of Agriculture;

  .  the Environmental Protection Agency;

  .  the Postal Service; and

  . various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.

  The Food and Drug Administration regulates the formulation, manufacture, packaging, storage, labeling, promotion, distribution and sale of the foods, dietary supplements and over-the-counter drugs distributed by us. Food and Drug Administration regulations require both our suppliers and us to meet good manufacturing practice regulations for the preparation, packing and storage of our products. The Food and Drug Administration has published a Notice of Advanced Rule Making for good manufacturing practices for dietary supplements. The Food and Drug Administration has also issued a final rule on January 6, 2000. The rule is called "Statements made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body." We believe this final rule will not adversely effect us as we believe we are already in compliance with this rule.

  The Dietary Supplement Health and Education Act of 1994 revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements. We believe this act is generally favorable to the dietary supplement industry. The legislation creates a new class, by statute, of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. This legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement, which contains a dietary ingredient that was not on the market before October 15, 1994, must provide evidence establishing that the supplement is reasonably expected to be safe. Manufacturers of dietary supplements which make a "statement of nutritional support," thereby describing certain types of product performance characteristics, must:

  .  have evidence that the statement is truthful and not misleading;

  .  make a disclaimer in the statement itself; and

  . notify the Food and Drug Administration of the statement no later than 30 days after the statement is first made.

  The majority of the products that we market are classified as dietary supplements under the Federal Food, Drug and Cosmetic Act. In September 1997, the Food and Drug Administration issued regulations governing the labeling and marketing of dietary supplement products. These regulations cover:

  . the identification of dietary supplements and their nutrition and ingredient labeling;

  . the wording used for claims about nutrients, health claims and statements of nutritional support;

  . labeling requirements for dietary supplements for which "high potency" and "anti-oxidant" claims are made;

  .  notification procedures for statements on dietary supplements; and

  . premarket notification procedures for new dietary ingredients in dietary supplements.

  The notification procedures became effective in October 1997. The new labeling requirements became effective on March 23, 1999; however, we had already revised our product labels as necessary to reflect the new requirements. We believe we comply with these requirements. In addition, we are required to continue our ongoing program of providing evidence for our product performance claims, and notify the Food and Drug Administration of certain types of performance claims made for our products. Our substantiation program involves compiling and reviewing the scientific literature pertinent to the ingredients contained in our products.

  In certain markets, including the United States, claims made with respect to dietary supplements, personal care or any of our other products may change the regulatory status of our products. For example, in the United States, the Food and Drug Administration could possibly take the position that claims made for some of our products make those products new drugs requiring preliminary approval. The Food and Drug Administration could also place those products within the scope of a Food and Drug Administration over-the-counter drug monograph. Over-the-counter monographs dictate permissible ingredients, appropriate labeling language and require the marketer or supplier of the products to register and file annual drug listing information with the Food and Drug Administration. Emprizone(R) is the only product we sell that is labeled as an over-the-counter monograph drug. If the Food and Drug Administration asserts that our product claims cause them to be considered new drugs or fall within the scope of over-the-counter monographs, we would be required to either file a new drug application, comply with the applicable monographs or change the claims made in connection with our products.

  Additionally, dietary supplements are subject to the Nutrition, Labeling and Education Act, which regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in a product. This act prohibits the use of any health claim for dietary supplements unless the health claim is supported by significant scientific agreement and is pre-approved by the Food and Drug Administration.

  We may be required to obtain an approval, license or certification from a foreign country's ministry of health or comparable agency prior to entering a new foreign market. We work with local authorities in order to obtain the requisite approvals, license or certification before entering a foreign market. The approval process generally requires us to present each of our products and product ingredients to appropriate regulators and, in some instances, arrange for testing of our products by local technicians for ingredient analysis. Such approvals may be conditioned on reformulation of our products or may be unavailable with respect to certain of our products or certain ingredients contained in our products. We must also comply with product labeling and packaging regulations that are different from country to country. In markets where a formal approval license or certification is not required, we will rely upon the advice of local counsel, in each country, to help us ensure we comply with the law.

  The Federal Trade Commission regulates the marketing practices and advertising of all our products. In the past several years, the Federal Trade Commission instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. The Federal Trade Commission has increased its review of the use of the type of testimonials we use in our business. The Federal Trade Commission requires reasonable evidence proving product claims at the time that such claims are first made. The failure to have this evidence when product claims are first made violates the Federal Trade Commission Act. Although the Federal Trade Commission has never threatened an enforcement action against us for the advertising of our products, there can be no assurance that the Federal Trade Commission will not question our advertising or other operations in the future.

  We cannot predict the content of any future laws, regulations, interpretations or applications. We also cannot predict the future impact of the different governmental regulations; however, any or all of such requirements could be a burden and costly, to us. Future regulations could, however:

  .  require us to change the way we conduct business;

  .  require us to change the contents of our products;

  .  make us keep additional records;

  . make us increase the available documentation of the properties of our products; or

  . make us increase or use different labeling and scientific proof of product ingredients, safety or usefulness.

  Network Marketing System. Our network marketing system, which includes our compensation plan, is controlled by a number of federal and state statutes and regulations, and is administered by the Federal Trade Commission and various state authorities. The legal requirements controlling network marketing organizations are in part directed to make certain that product sales are ultimately made to consumers. In addition, achievement within these organizations must be based on sales of products rather than compensation from the recruitment of additional associates, investments in the organizations or other non-retail sales related criteria. For instance, various markets limit how much associates may earn from commission on sales of associates who were not directly sponsored by the associate. We have and will continue to obtain regulatory approval of our network marketing system in jurisdictions that require such approval. If regulatory approval is not required, we will rely on the advice of counsel to ensure our regulatory compliance.

  We signed a consent decree in February 1997 as a result of negotiation with the Attorney General of the State of Michigan where we agreed to monitor product purchases by our associates in Michigan. The purpose of the monitoring is to identify and correct any instances of coerced sales. To continue monitoring we also conduct random audits, of associates in Michigan, for evidence of stockpiling. To date, we have found no evidence of coerced sales or stockpiling by our associates in Michigan. Further, our associate policies and procedures are designed to provide no incentive or reward to an associate for engaging in such activities. Recently, we were contacted by the Michigan Attorney General's office and asked to provide data maintained under the consent decree, because of the contents contained in the Associates' self-generated literature. We were also asked to tell them what measures we are taking to address the associate's conduct, and what measures we would implement in order to prevent future associate conduct in violation of the consent decree. We believe we have complied with this request.

  In Canada, our network marketing system is regulated by both national and provincial law. Under Canada's Federal Competition Act, we must make sure that any representations relating to associate compensation made to prospective associates constitute fair, reasonable and timely disclosure and that they meet other legal requirements of the Federal Competition Act. Our compensation plan has been reviewed and a positive opinion was received from the appropriate Canadian authorities. All Canadian provinces and territories other than Ontario have legislation requiring that we register or license as a direct seller within that province. Licensing is designed to maintain the standards of the direct selling industry and to protect the consumer. Some provinces require that both Mannatech and our associates be licensed. We believe we hold the required provincial or territorial direct sellers' licenses.

  In Australia, our network marketing system is subject to both federal and state regulation. Our compensation plan in Australia is designed to meet state requirements and the requirements of Australia's Trade Practices Act. Our business and trade practices and our associates are regulated by state law and the Trade Practices Act. Claims and representations relating to our products are regulated by both the Trade Practices Act and Australia's Therapeutic Goods Act.

  In the United Kingdom, our network marketing system is subject to national regulations. Our compensation plan in the United Kingdom is designed to meet national requirements, the requirements of the Fair Trading Act of 1973 and the Trading Schemes Regulations 1997. Our business and trade practices and our associates are regulated by the Direct Selling Association Code of Business Conduct and the U.K. Codes of Advertising and Sales Promotion. Claims and representations relating to our products are regulated by the Trading Standards Office.

  Other Regulations. We are also subject to a variety of other regulations in various foreign markets, including:

  .  social security assessments and taxes;

  .  value added taxes;

  .  goods and services taxes;

  .  sales taxes;

  .  customs duties;

  .  employee/independent contractor regulations;

  .  employment and severance pay requirements;

  .  import/export regulations; and

  .  antitrust laws.

  For example, in many markets we are restricted in the amounts and types of rules and termination criteria that we can contractually impose on our associates. If we do not comply with these restrictions, we may be required to pay social security or other tax or tax-type assessments on behalf of our associates and we may incur severance obligations to terminate the associate. In some countries, we may be subject to such taxes or payment requirements in any event.

  In some countries, including the United States, we may also be governed by regulations concerning the activities of our associates. In some countries, we are, or regulators may find that we are responsible for our associates' conduct. Regulators may request or require that we take steps to make certain that our associates comply with these regulations. The types of conduct governed by regulations include, in part:

  .  claims made about our products;

  .  promises or claims of income by us or our associates; and

  . sales of products in markets where the products have not been approved, licensed or legally allowed for sale.

  In some markets, including the United States, improper product claims by our associates could cause our products to be reviewed or re-reviewed by regulatory authorities. This kind of review could result in our products being classified or placed into another category with stricter regulations or requiring labeling changes.

  Compliance Procedures. To comply with the many regulations that apply to our business, we have developed formal compliance measures, including our associate disciplinary procedures and internal policies for compliance with Food and Drug Administration and Federal Trade Commission rules and regulations.

  We conduct research into applicable foreign laws and regulations before entering any new international market. We also continue to research laws governing associate conduct and revise or alter our business system, compensation plans, associate requirements and other materials and programs as required by laws and regulations in each market. We attempt to educate associates about acceptable business conduct in each market through our policies, procedures, manuals, seminars and other training materials and programs. We are able to perform only limited monitoring procedures to make certain that our associates comply with existing policies, procedures and regulations, and that they do not distribute our products in countries where we have not commenced operations. We cannot promise that all our associates comply with all existing policies, procedures and regulations.

Competition

  The nutritional supplements industry is large and intensely competitive. We compete directly with companies that manufacture and market nutritional products in each of our product lines, including:

  .  Rexall Showcase International;

  .  Rexall Sundown, Inc.;

  .  Solgar Vitamin and Herb Company, Inc.;

  .  Nu Skin Enterprises, Inc.;

  .  Twinlab Corporation; and

  .  Weider Nutrition International, Inc.

  Nutritional supplements are offered for sale in a wide-variety of ways. While we believe that consumers appreciate the convenience of ordering products from home through a sales person or the Internet, the buying habits of many consumers who have purchase products through traditional retail methods are difficult to change. The number of our products in each product category is also relatively small compared to the wide variety of products offered by many other nutritional product companies.

  We also compete for new associates with other retail, multilevel marketing and direct selling companies in the nutritional supplements industry. Many of our competitors and other direct selling organizations have longer operating histories, are better known and have greater financial resources. These competitors include:

  .  Amway Corporation;

  .  Nu Skin Enterprises, Inc.;

  .  Body Wise International, Inc.;

  .  ENVION International;

  .  Herbalife International, Inc.;

  .  Enrich International;

  .  Rexall Showcase International;

  .  Rexall Sundown, Inc.;

  .  Forever Living Products, Inc.; and

  .  Melaleuca, Inc.

  We compete for new associates by stressing the ease of our delivery system, the superiority of our compensation plans and our proprietary and quality products. We believe that many more direct selling organizations will enter the market as the number of direct sellers expands over the next several years. Because the pool of individuals interested in direct selling is limited in each market, the potential pool of associates for our products is reduced when other network marketing companies successfully recruit these people into their businesses.

Employees

  As of December 31, 1999, we employed 310 people in the United States, 16 of whom occupy executive positions; 14 people in Australia; 12 people in the United Kingdom and 1 person in Japan. This number does not include our associates, who are independent contractors and not employees of Mannatech. Our employees are not unionized and we believe we have a good relationship with our employees.

Item 2. Properties

  We lease property at several locations for our headquarters and distribution facilities, including:

                                                                  Expiration
                   Location                 Square Feet   Term       Date
                   --------                 -----------   ----    ----------
   Coppell, Texas (corporate
    headquarters)..........................   110,000   10 years January 2007
   Coppell, Texas (distribution center)....    75,000   10 years January 2008
   Dallas, Texas (Internet subsidiary
    headquarters)..........................     6,400    3 years November 2002
   St. Leonards, Australia (Australian
    headquarters)..........................     9,000    5 years August 2003
   Basingstoke, Hampshire (U.K.
    headquarters)..........................     1,255    2 years May 2001
   Tokyo, Japan (Japanese headquarters)....    10,000    2 years February 2002

  Our United States distribution facility is capable of filling 18,000 orders per day and is currently operating at 34% of its full capacity. We also have several contract distribution center operations. We believe all of these leased facilities are adequate for our current operations in the immediate future. Our contract distribution center operations are as follows:

                                                               Orders   Current
                                                       Square per Day  Operating
                        Location                        Feet  Capacity Capacity
                        --------                       ------ -------- ---------
   Roanoke, Texas..................................... 3,000    2,000      2%
   Calgary, Alberta................................... 6,000    3,200     25%
   Botany, Australia.................................. 5,000   20,000      2%
   Perth, Australia................................... 1,000      500     25%
   Poyle, United Kingdom.............................. 5,000    3,200     22%

Item 3. Legal Proceedings

  In October 1997, we filed an objection to the issuance of a registered trademark being issued to IntraCell Nutrition, Inc., which had filed a trademark application for the name, "Manna." In our objection, we state that, among other things, "Manna" is a general descriptive term often applied to nutritional products, and is for that reason not entitled to trademark protection. Discovery was completed in this case and briefs were filed. The case is now pending an oral hearing before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office. We believe that we have a substantial likelihood of prevailing in our objection to the granting of the tradename.

  In March 1998, Johnnie Hill d/b/a Taylor Enterprises, one of our associates, filed a lawsuit in the 44th Judicial District Court, Dallas County, Texas, alleging that we breached the contract with Mr. Hill as an associate. Mr. Hill further alleged that we committed fraud, conversion, conspiracy and that we failed to properly account for the payments owed to him. In May 1998, the suit was ordered into arbitration by the District Court. In March 1999, Mr. Hill filed an arbitration claim with the American Arbitration Association in Dallas, Texas, alleging that we breached our contract with him, interfered with his business relationships, did not pay him money owed to him, committed fraud and damaged him in the amount of $5.0 million. We filed a counterclaim against Mr. Hill for $79,750, which is the alleged amount fraudulently diverted and that asserted the alleged damages by Mr. Hill were artificially inflated and not related to the actual performance of Mr. Hill's associate position. In December 1999, the American Arbitration Association issued an award of arbitrators, which resulted in an estimated credit to us of approximately $6,000. Subsequently, Mr. Hill asked for reconsideration by the arbitrators, which was denied by the arbitration panel.

  On August 20, 1999, we initiated a legal action in the United States District Court for the Northern District of Texas against Dr. Daryl See alleging among other things, that he misled Mannatech when he claimed that one of his studies, which Mannatech used to illustrate the positive effects of our products, had been funded by the National Institutes of Health and conducted under auspices of the University of California-Irvine.

Item 4. Submission of Matters to a Vote of Security Holders

  On October 20, 1999, shareholders controlling 74.5% of the voting stock of Mannatech, acting by written consent, amended our Bylaws in order to:

  . allow our shareholders to set the size of the board; however, the board of directors must have a minimum of three directors;

  . revise the procedures for call, notice and administration of board meetings;

  . revise the duties of the Chairman of the Board to include presiding over and determining the order of business at board meetings;

  . revise the procedures for amending certain Bylaws provisions adopted by our shareholders;

  . allow special meetings of the board to be called by the President, or by any two other directors acting together; however, 24-hour notice must be given for these meetings, which notice may, under some circumstances be waived; and

  . provide that only board members may attend board meetings and that directors are not allowed to have personal legal counsel present, unless allowed by a majority vote of the directors.

  In the written consent, the shareholders also approved the expansion of the board from five to seven members and elected Mr. James M. Doyle, Jr., as a Class III director with his term expiring in 2002. This information was filed November 3, 1999, on a preliminary information statement on Form Pre 14C (file No. 000-24657) reporting the shareholder consent with the Commission.

  On November 19, 1999, the board appointed Mr. Anthony E. Canale to replace and complete the term of Mr. Patrick D. Cobb, a Class I director whose term expires in 2000 and had resigned from the board. The board also elected Mr. Terry L. Persinger, as a Class III director whose term will expire in 2002.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

  Market for our Common Stock. On February 12, 1999, we completed our initial public offering and on February 16, 1999, our common stock began trading on the Nasdaq National Market under the symbol "MTEX." As of March 24, 2000 the total number of outstanding shares of our common stock was 24,939,293 and the closing price on such date was $4.688. Pricing information prior to February 16, 1999 is not available, because our common stock was not publicly traded prior to that date. Set forth below are the high and low closing sales prices of our common stock as reported on the Nasdaq National Market for each quarter of the fiscal year ended December 31, 1999:

                                                                 High     Low
                                                                ------- -------
First Quarter (from February 16, 1999)......................... $31 3/4 $10 1/2
Second Quarter................................................. $23 7/8 $10 1/8
Third Quarter.................................................. $13 5/8 $6 9/16
Fourth Quarter................................................. $ 8 7/8 $ 4 5/8

  Holders. As of March 24, 2000, there were approximately 5,218 shareholders of record of our common stock.

  Dividends. Our shareholders received dividends totaling approximately $9,936,882 and $1,326,104 in 1998 and 1999, respectively. We do not intend to pay any dividends in 2000; however, our board of directors intends, from time-to-time, to reevaluate this policy based on our consolidated results of operations, financial condition, cash requirements and other factors deemed relevant. Any future payments of dividends will be subject the discretion of our board of directors and subject to certain limitations under the Texas Business Corporation Act.

  Sales of Unregistered Securities.

  None.

  Uses of Proceeds from Registered Securities. On February 12, 1999, we completed our initial public offering. In the initial public offering, we and certain shareholders sold an aggregate of 3,056,016 shares of our common stock, par value $0.0001 per share, at a price of $8.00 per share. None of such payments were direct or indirect payments to directors, officers, affiliates or 10% beneficial owners of Mannatech. No underwriter was involved in the initial public offering.

  Of the total number of shares sold in the initial public offering, 1,556,016 shares of common stock were sold by certain shareholders of Mannatech at a price of $8.00 per share, yielding gross proceeds, of $12,448,128. The net proceeds to the selling shareholders were $11,950,203, after deducting the placement agent's fee of approximately $497,925.

  The remaining 1,500,000 shares sold in the initial public offering were sold by Mannatech at a price of $8.00 per share, yielding gross proceeds to Mannatech of $12 million. The net proceeds were $9,240,958, after deducting:

  .  deferred offering costs of approximately $1,963,431;

  .  legal, accounting, printing and other costs of approximately $406,385;
     and

  . the placement agent's fee of $389,226, net of reimbursement of $90,774 in expenses by the placement agent.

  We intend to use our net proceeds of $9.2 million as follows:

  . $6,265,858 of the net proceeds is intended to fund our international expansion. As of December 31, 1999, we had used $4,445,200 of these proceeds to pay for our expansion to Australia, the United Kingdom, and begin our expansion into Japan. We have $1,820,658 of the net proceeds remaining for future international expansion.

  . $2,975,100 of the net proceeds was used, as planned, to fund our current working capital needs.

Item 6. Selected Financial Data

  The Selected Financial Data set forth below for each of the five years ended December 31, 1999 have been derived from and should be read in conjunction with (A) our Consolidated Financial Statements set forth in Item 14 of this report, beginning on page F-1, and (B) "Management's Discussion and Analysis of Financial Condition and Results of Operations," which follows this table.

                                        Year Ended December 31,
                               ------------------------------------------------
                                1995       1996        1997     1998     1999
                               -------    -------    -------- -------- --------
                                (in thousands, except per share amounts)
Consolidated Statement of
 Income Data:
Net sales....................  $32,071    $86,311    $150,570 $164,933 $179,730
Gross profit.................   14,852     37,750      64,158   71,144   77,033
Income from operations.......    2,587      8,240      14,718   16,057   16,081
Net income...................    2,339      7,162      10,622   10,054   10,788
Earnings per Common Share:(1)
  Basic......................  $  0.11    $  0.35    $   0.50 $   0.45 $   0.45
                               =======    =======    ======== ======== ========
  Diluted....................  $  0.11    $  0.35    $   0.47 $   0.42 $   0.43
                               =======    =======    ======== ======== ========
Weighted Average Common and
 Common Equivalent Shares
 Outstanding:(1)
  Basic......................   20,627     20,627      21,449   22,102   24,133
                               =======    =======    ======== ======== ========
  Diluted....................   20,627     20,627      22,400   23,659   25,224
                               =======    =======    ======== ======== ========
Pro Forma Information:(2)
Income before income taxes,
 as reported.................  $ 2,406    $ 8,356    $ 14,761
Pro forma provision for
 income tax expense..........      902      3,134       5,683
                               -------    -------    --------
Pro forma net income.........  $ 1,504    $ 5,222    $  9,078
                               =======    =======    ========
Pro Forma Earnings per Common
 Share:(2)
  Basic......................  $  0.07    $  0.25    $   0.42
                               =======    =======    ========
  Diluted....................  $  0.07    $  0.25    $   0.41
                               =======    =======    ========
Other Financial Data:
Capital expenditures(3)......  $   769    $ 2,660    $  9,135 $  6,098 $  3,243
Dividends declared per common
 share.......................  $  1.00(4) $ 10.00(4) $   0.37 $   0.39 $   0.06
Consolidated Balance Sheet
 Data:
Total assets.................  $ 5,712    $11,410    $ 19,558 $ 26,874 $ 44,779
Long-term obligations
 excluding current portion...  $    33    $   --     $    110 $  1,056 $    325

--------
(1) Computed on the basis described in Note 1 in the Notes to Consolidated Financial Statements.
(2) The pro forma information shows our net income and earnings per share as if all income earned by us and certain related partnerships was taxable at federal and state statutory rates. The earnings per share is computed on the basis described in Note 1 in the Notes to Consolidated Financial Statements.
(3) Capital expenditures include assets acquired through capital lease obligations of $397,402 and $1,471,986 in 1997 and 1998, respectively.
(4) Dividends were calculated based upon shares outstanding prior to the stock split and our reorganization (10,000 shares), each of which took place in 1997. Aggregate dividends declared amounted to $10,000 and $100,000 in 1995 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and related notes in Item 14 of this report, beginning on page F-1. Unless we state otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

Overview

  Since beginning operations in November 1993, we have achieved year-to-year growth in overall net sales. Our growth is mainly attributable to (A) our introduction of new products; (B) growth in the number of associates; and (C) expansion into new international markets. In the future, as we expand into additional international markets, we expect international operations to account for an increasing percentage of our consolidated net sales. As a result, in 1998 and 1999, which marked the beginning of our expansion internationally, our growth rate in net sales generated in the United States began to shrink as compared to prior years and in 1999, for the first time, Canadian net sales actually decreased slightly in both sales dollars and as a percentage of net sales. However, the growth rate of net sales generated in Australia increased and continues to exceed our expectations. Furthermore, in November 1999, we opened our United Kingdom operation. We expect these trends to continue as we continue to expand internationally. We have also noticed similar trends from some of our competitors, who have expanded internationally. Net sales (in millions and as a percentage of consolidated net sales) by country for the three years ended December 31, 1999 were as follows:

                                     United                             United
   Year                              States      Canada    Australia   Kingdom
   ----                           ------------ ----------- ---------- ----------
   1997.......................... $127.9 84.9% $22.7 15.1% $ --  -- % $ --  -- %
   1998.......................... $135.9 82.5% $26.8 16.1% $ 2.2 1.4% $ --  -- %
   1999.......................... $137.9 76.7% $25.7 14.3% $15.8 8.8% $ 0.3 0.2%

  The basic earnings per share of $0.45 for the year ended December 31, 1999 remained the same for the year ended December 31, 1998. This was due to the following: (A) an increase in sales; offset by (B) the increase in start up expenses relating to our continued international expansion; (C) expenses related to some of our new compensation programs for our associates; (D) the $750,000 buyout of a contract with Ray Robbins, who is an associate and shareholder; and (E) expenses related to our secondary offering in August 1999. The secondary offering registered shares of our common stock, for sale by certain existing shareholders. We expect our earnings trend to soften in the first half of 2000 as we expect to incur significant start up costs associated with launching our Japanese operations; scheduled for the summer of 2000. However like our competitors have seen and reported, we foresee the Japanese market potential as exceptional.

  Our revenues are primarily from sales of our products and our associate starter and renewal packs, which include some combination of our products and promotional materials. The purchase of a starter or renewal pack allows the associate to purchase products at wholesale prices. If the associate purchases a pack with a wholesale price of $300 or higher, the associate also receives a $50 credit toward admission to one of our corporate events. Our packs sold to associates contain various combinations of our products and promotional materials. We offer a comparable associate starter pack in each country in which we do business; however, each country has different regulatory guidelines which must be followed and therefore not all types of packs are offered in all countries. All pack prices stated in this report are translated into United States currency.

  Each of our starter packs sold, contain 0 to 30 different combinations of our various nutritional and topical products sold and 10 to 250 different combinations of our various promotional materials sold. On average, the total wholesale value of the nutritional and topical products contained in each pack is between 60% and 70% of the packs wholesale value. On average, the total promotional materials value contained in each kit is between

30% and 40% of the packs wholesale value. The average wholesale selling price and total wholesale value of our starter packs sold to our associates are follows:

  . In the United States and Canada associates purchase starter packs as follows:

    (1) Prior to June 1998, the starter packs could be purchased at $49.00, $229.00, $339.00, $568.00 and $1,000.00 levels. The average wholesale values of the contents of our starter packs was approximately $16.12, $44.62, $322.81, $817.32 and $1,138.83,
         respectively.

    (2) Beginning in June 1998, starter packs could be purchased at $29.00, $49.00, $289.00, $664.00 and $1,000.00 levels. The average wholesale values of the contents of our starter packs were approximately $16.12, $44.62, $322.81, $817.32 and $1,138.83,
         respectively. Beginning in April 1999, the average wholesale values of the contents of our starter packs is approximately $15.05, $43.25, $319.50, $814.95 and $1,153.95.

  . In Australia, only one associate starter pack is available, is priced at approximately $29.00, and has an approximate wholesale value of $19.06.

  . In the United Kingdom, starter packs can be purchased at approximately $29.00, $49.00 and $289.00 with an average wholesale value of approximately $15.26, $103.17 and $380.00, respectively.

  Associates who do not renew their associate status may continue to purchase our products at the wholesale price and resell the products; however, they would not earn commissions under our compensation plan. Associates can renew their status each year by either:

  (1) renewing as a preferred customer and continue to sponsor new associates;

  (2)  purchase a renewal pack; or

  (3) earn enough personal points volume from commissionable product sales to automatically renew their associate status for one year.

  The average selling price of the renewal packs sold to associates are as follows:

  .  In the United States and Canada:

    (1) Prior to June 1998, renewal packs could be purchased at $49.00, $229.00 or $568.00 levels.

    (2) Beginning in June 1998, renewal packs can be purchased at $29.00, $200.00 or $350.00, levels.

  . In Australia, renewal packs can be purchased at approximately $29.00, $200.00 and $350.00 levels.

  Associates are also eligible to purchase upgrade packs. Upgrade packs are accounted for as renewal packs, as they renew an associate's membership for one year from the time of upgrade. Upgrade packs are sold to associates as follows:

  .  In the United States and Canada:

    (1) Prior to June 1998, associates could purchase upgrade packs at approximately $229.00, $339.00, $568.00 and $1,000.00 levels.

    (2) Beginning in June 1998, upgrade packs can be purchased at $289.00, $375.00, $664.00 and $1,000.00 levels.

  . Beginning in April 1999, Australian associates can purchase upgrade packs at $49.00, $289.00, $375.00 and $664.00 levels.

  . In the United Kingdom, upgrade packs can be purchased at $289.00, $375.00 and $664.00 levels.

  We generally recognize revenues when products or promotional materials are shipped. Our revenues are based primarily on the wholesale prices of the products sold. We defer revenue received from the sale of promotional packs to the extent that it is greater than the wholesale value of the individual items included in such packs. Revenues from promotional packs are allocated between products and events admission based on the proportionate fair value of these items. Allocated event revenues are also deferred. All deferred revenue is amortized over a 12-month period. Total deferred revenue was approximately $809,000, $662,000 and $845,000 at December 31, 1997, 1998
and 1999, respectively.

  Associates are compensated by commissions, which are our most significant expense. Commissions are paid to associates based on the following:

  .  their placement and position within our compensation plan;

  .  volume of direct commissionable sales; and

  .  number of new enrolled associates.

  In October 1998, we revised portions of our compensation plan to perfect our global seamless downline compensation concept and ensure compliance with common international standards for paying commissions. The commission pool, as a whole, remains unchanged and we do not intend for commissions, under our revised compensation plan, to materially exceed 42% of commissionable net sales.

  Our United States federal statutory tax rate was 34% for 1997 and 35% beginning in 1998. We pay taxes in Australia at a statutory tax rate of 36% and in the United Kingdom at 31%. We expect to pay taxes in Japan at a statutory tax rate of 54%. We also pay taxes in various state jurisdictions at an approximate average statutory tax rate of 3%. As our international expansion continues, a portion of our income will be subject to taxation in the countries in which we operate. We may receive foreign tax credits that would reduce the amount of United States taxes we owe, based upon the amount of foreign taxes paid. We may not be able to use all of such foreign tax credits in the United States. The use of the foreign tax credits is based upon the proportionate amount of net sales in each country. Because many of the countries that we may expand to during 2000 and beyond have maximum statutory tax rates higher than the United States tax rate, we could pay a higher overall effective tax rate on our consolidated operations.

Results of Operations

  The following table summarizes our consolidated operating results as a percentage of net sales for each of the years indicated:

                                                    Year Ended December 31,
                                                    -------------------------
                                                     1997     1998     1999
                                                    -------  -------  -------
   Net sales.......................................   100.0%   100.0%   100.0%
   Cost of sales...................................    16.4     16.5     16.2
   Commissions.....................................    41.0     40.4     40.9
                                                    -------  -------  -------
     Gross profit..................................    42.6     43.1     42.9
   Operating expenses:
     Selling and administrative expenses...........    18.5     19.3     19.4
     Other operating costs.........................    12.9     13.6     14.5
     Cancellation of incentive compensation
      agreements...................................     1.5      --       --
     Write-off of deferred offering costs..........     --       0.5      --
                                                    -------  -------  -------
   Income from operations..........................     9.7      9.7      9.0
   Interest income.................................    (0.0)    (0.1)    (0.4)
   Interest expense................................     0.0      0.0      0.1
   Other expense, net..............................     0.0      0.3      0.1
                                                    -------  -------  -------
   Income before income taxes......................     9.7      9.5      9.2
   Income tax expense..............................     2.7      3.4      3.2
                                                    -------  -------  -------
   Net income......................................     7.0%     6.1%     6.0%
                                                    =======  =======  =======
   Number of starter packs sold.................... 133,461  117,003  140,521
   Number of renewal packs sold....................  41,219   58,476   66,119
                                                    -------  -------  -------
   Total number of packs sold...................... 174,680  175,479  206,640
                                                    =======  =======  =======
   Total associates canceling associate status.....   5,163    6,142    5,972
                                                    =======  =======  =======

Year ended December 31, 1999 compared with the year ended December 31, 1998

  Net Sales. Net sales increased 9.0% to $179.7 million in 1999 from $164.9 million in 1998. This increase was primarily composed of the following:

  . A $7.8 million increase from the sale of several new products introduced during 1999 and from existing products that were not available for sale in other countries in 1998. Also contributing to the increase was the opening of our United Kingdom operation in November 1999 and the opening of our Australian operations in October 1998.

  . A $4.5 million increase in existing product sales resulting from an increase in the volume of products sold and having operations in Australia open for the entire fiscal 1999.

  . An increase of $2.6 million from associate pack sales. Of this $2.6 million increase, approximately $1.5 million resulted from an increase in the number and a change in the mix of associate packs sold to new associates. The additional increase of $1.1 million resulted from an increase in associate renewal packs sold. The increase in the number of packs sold is a result of our international expansion and the hiring of a marketing firm to concentrate on our associate renewal program. We will continue to explore new strategies to further the increase in associate pack sales and renewal pack sales.

  Cost of Sales. Cost of sales increased 7.3% to $29.1 million in 1999 from $27.1 million in 1998. As a percentage of net sales, cost of sales decreased to 16.2% for 1999 from 16.5% in 1998. The decrease in cost of sales as a percentage of net sales was primarily due to changes in the product mix and the volume of finished goods sold. The dollar amount increase was primarily due to:

  . a net increase related to the increased volume and the product mix of finished goods sold;

  . the recording of $160,000 for recovery of inventory in 1998 which had been written off in December 1997; and

  .  a write-off of approximately $600,000 for other product changes.

  Commissions. Commissions consist of payments to associates for sales activity and downline growth. Commissions increased 10.4% to $73.6 million in 1999 from $66.7 million in 1998. As a percentage of net sales, commissions increased to 40.9% in 1999 from 40.4% in 1998. The increase was the direct result of the following:

  .  an increase in the number of associate packs sold;

  . the introduction of new incentive programs for associates, including the fast start program;

  .  the start up of operations in Australia in October 1998; and

  .  the start up of operations in the United Kingdom in November 1999.

  Gross Profit. Gross profit increased 8.3% to $77.0 million in 1999 from $71.1 million in 1998. As a percentage of net sales, gross profit decreased to 42.9% in 1999 from 43.1% in 1998. These changes were primarily attributable to the factors described above.

  Selling and Administrative Expenses. Selling and administrative expenses consist of human resource expenses, including wages, bonuses and marketing expenses, and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 9.4% to $34.9 million in 1999 from $31.9 million in 1998. As a percentage of net sales, selling and administrative expenses increased to 19.4% in 1999 from 19.3% in 1998. The dollar amount of the increase was due primarily to sales increases, which increased freight costs by $900,000, and a $2.3 million increase in wages and contract labor expenses resulting from pay raises and an increase in personnel for the Australian and United Kingdom operations.

  Other Operating Costs. Other operating costs include utilities, depreciation, travel, office supplies and printing expenses. Other operating costs increased 16.7% to $26.1 million in 1999 from $22.4 million in 1998. As a percentage of net sales, other operating costs increased to 14.5% in 1999 from 13.6% in 1998. The dollar amount increase was primarily due to the following:

  . a $750,000 charge for the cancellation of the remaining incentive contract with Ray Robbins, as described in the notes to the Consolidated Financial Statements; in Item 14 of this report beginning on page F-1;

  . $1.7 million for consulting services related to our international expansion;

  .  $350,000 for settlement of various lawsuits;

  . $225,000 incurred related to our secondary offering for certain existing shareholders; and

  . $200,000 for additional research and development costs related to our recently opened laboratory facility.

  Write-off of Deferred Offering Costs. During August 1998, we withdrew our original underwritten institutional/retail offering and recorded a one-time charge of approximately $847,000. In September 1998, we began the direct initial public offering, which was not underwritten and was completed on February 12, 1999.

  Interest Income. Interest income increased 677.7% to $713,000 in 1999 from $92,000 in 1998. As a percentage of net sales, interest income increased to 0.4% in 1999 from 0.1% in 1998. The increase was primarily due to the receipt of the initial public offering net proceeds, which we invested in interest bearing accounts and certain investments.

  Interest Expense. Interest expense increased 200.0% to $150,000 in 1999 from $53,000 in 1998. As a percentage of net sales, interest expense increased to 0.1% in 1999 from 0.0% in 1998. The increase was due primarily to the signing two lease agreements with a bank, to purchase various equipment for our warehouse and laboratory facility.

  Other Expense, Net. Other expense consists of penalties related to tax payments for payroll, income and sales and miscellaneous nonoperating items. Other expense decreased (61.9%) to $114,000 in 1999 from $299,000 in 1998. As a percentage of net sales, other expense decreased to 0.1% in 1999 from 0.3% in 1998. For the year ended December 31, 1999, other expense consisted primarily of certain federal tax penalties. For the year ended December 31, 1998, other expense consisted primarily of the write-off of abandoned fixed assets of $250,000.

  Income Tax Expense. Income tax expense remained at $5.7 million for both 1999 and 1998; however, our effective tax rate decreased to 34.7% in 1999 from 36.4% in 1998. Our effective tax rate decreased primarily as a result of the establishment of a Foreign Sales Corporation and an overall increase in international sales, which are not subject to state income taxes averaging 3%.

  Net Income. Net income increased 7.3% to $10.8 million in 1999 from $10.1 million in 1998. As a percentage of net sales, net income decreased to 6.0% in 1999 from 6.1% in 1998. The dollar amount of the increase was due to net sales increasing by 9% offset by expenses incurred related to our international expansion and cancellation of the remaining incentive compensation contract for $750,000.

Year ended December 31, 1998 compared with the year ended December 31, 1997

  Net Sales. Net sales increased 9.5% to $164.9 million in 1998 from $150.6 million in 1997. This increase was primarily composed of the following:

  . A $10.8 million increase from the sale of several new products introduced during 1998 and from existing products that were not available for sale during the first nine months of 1997. Also contributing to the increase was the opening of our Australian operation in October 1998.

  . An increase of $10.8 million in existing product sales. This increase resulted solely from increases in the volume of products sold.

  . A decrease of ($7.3 million) due to an overall decrease in associate pack sales. A decrease of approximately ($8.6 million) in associate pack sales related to the enrollment of new associates, which was partially offset by a $1.3 million increase in renewal packs sold to associates. Associate pack sales decreased due to a delay in introducing the new associate packs until May 1998. In addition, we believe the slowdown was caused by associates focusing on the pre-opening activities in Australia, resulting in a temporary decrease in domestic recruiting and pack sales.

  Cost of Sales. Cost of sales increased 9.7% to $27.1 million in 1998 from $24.7 million in 1997. As a percentage of net sales, cost of sales increased to 16.5% for 1998 from 16.4% in 1997. The increase in cost of sales was due to a $2.7 million increase in net sales of finished goods and a slight increase in the price of raw materials due to using a new vendor. These increases were partially offset by a ($200,000) decrease in freight due to a change in vendors and a ($100,000) decrease in normal costs of spoilage and shrinkage of inventory.

  Commissions. Commissions consist of payments to associates for sales activity and downline growth. Commissions increased 8.1% to $66.7 million in 1998 from $61.7 million in 1997. As a percentage of net sales, commissions decreased to 40.4% in 1998 from 41.0% in 1997. The slight decrease as a percentage of net sales was the direct result of a decrease in the number of associate packs sold and of our operations beginning in Australia.

  Gross Profit. Gross profit increased 10.9% to $71.1 million in 1998 from $64.2 million in 1997. As a percentage of net sales, gross profit increased to 43.1% in 1998 from 42.6% in 1997. These changes resulted from the factors described above.

  Selling and Administrative Expenses. Selling and administrative expenses consist of human resource expenses, including wages, bonuses and marketing expenses, and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 14.5% to $31.9 million in 1998 from $27.8 million in 1997. As a percentage of net sales, selling and administrative expenses increased to 19.3% in 1998 from 18.5% in 1997. The dollar amount increase was a result of increased labor costs due to sales volume increases, $1.0 million spent on our first large-scale national associate meeting and $400,000 related to the opening of our Australian operations.

  Other Operating Costs. Other operating costs include utilities, depreciation, travel, office supplies and printing expenses. Other operating costs increased 15.2% to $22.4 million in 1998 from $19.4 million in 1997. As a percentage of net sales, other operating costs increased to 13.6% in 1998 from 12.9% in 1997. The dollar amount increase was primarily due to the following:

  . $1.5 million in additional expenses related to our expansion into Australia and research into the potential expansion into other international markets;

  .  $1.0 million increase in depreciation expense; and

  . $500,000 increase in rent, repair and maintenance due to the addition of our new laboratory and the relocation of our Texas distribution center.

  Cancellation of Incentive Compensation Agreements. Cancellation of incentive compensation agreements consists of a one-time charge in 1997 totaling approximately $2.2 million. This charge resulted from the exchange of shares of our common stock for the cancellation of certain incentive compensation agreements.

  Write-off of Deferred Offering Costs. During August 1998, we withdrew our original underwritten institutional/retail offering and expensed $847,000 related to the offering, which included printing, legal, accounting and roadshow costs. In September 1998, we began the direct initial public offering, which was not underwritten and was completed on February 12, 1999.

  Interest Income. Interest income increased 10.8% to $92,000 in 1998 from $83,000 in 1997. As a percentage of net sales, interest income increased to 0.1% in 1998 from 0.0% in 1997. The slight increase was the result of converting accounts receivable from a related party to interest bearing notes receivable due from shareholders.

  Interest Expense. Interest expense increased 354.5% to $53,000 in 1998 from $11,000 in 1997. As a percentage of net sales, interest expense remained at 0.0% in 1998 and in 1997, respectively. The dollar amount of the increase was the result of paying interest on various capital leases.

  Other Expense, Net. Other expense consists of royalties from vendors and miscellaneous nonoperating expenses. Other expense increased 931.0% to $299,000 in 1998 from $29,000 in 1997. As a percentage of net sales, other expense increased to 0.3% in 1998 from 0.0% in 1997. The 1998 increase in expense was primarily due to the write-off of abandoned fixed assets of $250,000.

  Income Tax Expense. Income tax expense increased 38.8% to $5.7 million in 1998 from $4.2 million in 1997. Our effective tax rate increased to 36.4% in 1998 from 28.0% in 1997. The increase in our effective tax rate was primarily the result of reorganizing our corporate structure, effective as of June 1, 1997. Prior to that date, the income from partnerships related to Mannatech was subject to income tax only at the individual partners' level.

  Net Income. Net income decreased (5.3%) to $10.1 million in 1998 from $10.6 million in 1997. As a percentage of net sales, net income decreased to 6.1% in 1998 from 7.0% in 1997. The decrease was due to the increase in net sales offset by a one-time charge of approximately $847,000 for the canceled initial public offering, costs incurred in connection with the international expansion, income tax expense and the other factors described above.

Seasonality and Selected Quarterly Statements of Income

  We believe the impact of seasonality on our results of operations is minimal. Historically, the first quarter has been slower each year and this trend has continued in 2000. This trend may change as we continue to expand internationally and international markets become a more significant part of our business. We may experience variations on our quarterly results of operations in response to, among other things:

  .  a concentration on opening new international markets;

  .  the timing of the introduction of new products;

  .  the recruiting and retention of associates;

  .  the general overall economic outlook;

  .  the general industry and network marketing industry conditions; and

  .  the consumer perception of our products and overall operations.

  As a result of these and other factors, our quarterly results could vary significantly in the future. Period-to-period comparisons should not be relied upon as an indication of future performance since we can give no assurances that the revenue growth rate in new markets will follow our historical pattern. The market price of our common stock could be adversely affected by the above factors.

  The following table sets forth the unaudited consolidated quarterly statement of income data for the year periods indicated. In our opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements set forth in this report and includes all necessary adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly this information in accordance with generally accepted accounting principles. You should read this information in conjunction with the Consolidated Financial Statements and related notes in
Item 14 of this report, beginning on page F-1. Our consolidated operating results for any one quarter are not necessarily indicative of results for any future period.

                         Mar. 31 June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec 31,
                          1998     1998    1998(1)  1998(2)    1999   1999(3)   1999(4)  1999(5)
                         ------- -------- --------- -------- -------- -------- --------- -------
                                  (in millions, except per share and pack information)
Net sales............... $  41.1 $  42.6   $  39.1  $  42.1  $  42.6  $  45.0   $  45.8  $  46.3
Gross profit............    18.1    18.2      17.0     17.8     18.4     19.2      19.8     19.6
Income before income
 taxes..................     5.8     5.5       2.7      1.8      4.6      3.4       5.0      3.5
Income tax expense......     2.2     2.2       1.0      0.3      1.7      1.2       1.8      1.0
Net income.............. $   3.6 $   3.3   $   1.7  $   1.5  $   2.9  $   2.2   $   3.2  $   2.5
Earnings per share(6)
 Basic.................. $  0.16 $  0.15   $  0.08  $  0.06  $  0.13  $  0.09   $  0.13  $  0.10
                         ======= =======   =======  =======  =======  =======   =======  =======
 Diluted................ $  0.15 $  0.14   $  0.07  $  0.06  $  0.12  $  0.08   $  0.12  $  0.10
                         ======= =======   =======  =======  =======  =======   =======  =======
Number of starter packs
 sold...................  30,261  29,176    17,183   40,383   32,530   33,279    31,299   43,413
Number of renewal packs
 sold...................  13,892   8,636    21,629   14,319   14,604   13,189    20,689   17,637
                         ------- -------   -------  -------  -------  -------   -------  -------
Total number of packs
 sold...................  44,153  37,812    38,812   54,702   47,134   46,468    51,988   61,050
                         ======= =======   =======  =======  =======  =======   =======  =======
Total associates
 canceling associates
 status.................   1,376   1,597     1,683    1,486    1,448    1,336     1,608    1,580
                         ======= =======   =======  =======  =======  =======   =======  =======

--------
(1) In September 1998, we recorded a charge of approximately $941,000 for the write-off of various deferred offering costs. In December 1998, we recovered $94,000 of these costs.
(2) During the fourth quarter of 1998, we began operations in Australia and incurred approximately $1.0 million in start-up costs. In addition, we expensed $500,000 for ongoing modification costs associated with our internally developed software.
(3) For the second quarter of 1999, income before income taxes has been reduced by a $750,000 charge for the cancellation of an incentive contract, $400,000 for consulting services related to our international expansion, $200,000 for settlement of a lawsuit and $100,000 for additional research and development costs related to the opening of our laboratory facility.
(4) For the third quarter of 1999, income before income taxes has been reduced by $225,000 related to the secondary offering of registering shares of our common stock for sale by certain shareholders.
(5) For the fourth quarter of 1999, income before income taxes has been reduced by $1.0 million related to the start up expenses for operations in the United Kingdom and Japan.
(6) Computed on the basis described in Note 1 in the notes to the Consolidated Financial Statements.

  The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of net sales for each of the eight quarters ending with the year ended December 31, 1999.

                            Mar. 31 June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec 31,
                             1998     1998     1998      1998     1999     1999     1999     1999
                            ------- -------- --------- -------- -------- -------- --------- -------
   Net sales...............  100.0%  100.0%    100.0%   100.0%   100.0%   100.0%    100.0%   100.0%
   Gross profit............   44.0    42.6      43.4     42.2     43.2     42.6      43.2     42.4
   Income before income
    taxes..................   14.3    13.0       7.0      4.2     10.8      7.6      11.0      7.6
   Income tax expense......    5.3     5.0       2.7      0.7      4.0      2.7       4.0      2.1
   Net income..............    9.0%    8.0%      4.3%     3.5%     6.8%     4.9%      7.0%     5.4%

Liquidity and Capital Resources

  In February 1999, we received approximately $9.2 million in net proceeds from the sale of our common stock in our initial public offering. In the initial public offering, some of our existing shareholders sold 1,556,016 shares and we sold 1,500,000 shares of our common stock, at $8.00 per share. We planned to use approximately $6.3 million of our proceeds from the initial public offering for international expansion, primarily for product registration, initial inventory requirements and similar items and have expended approximately $4.4 million on these items as of December 31, 1999. The remaining $2.9 million was used to fund working capital and for general corporate purposes. In February 1999, we also received $641,271 from the exercise of 475,015 outstanding warrants at $1.35 per share. During 1999, we also received $785,600 from the exercise of 563,774 stock options at a price per share ranging from $1.35 to $2.00 per share.

  Our primary capital requirement is to fund working capital to support our growth. In the past, we financed our operations mostly through cash flows from operating activities and capital leases. As a result of our expenditures on the facilities, equipment and personnel necessary to support our growth and international expansion, we had a working capital deficiency of $12.4 million as of December 31, 1998 compared to working capital of $11.7 million at December 31, 1999. In 1998, we invested approximately $6.1 million, in the relocation of our distribution center to Coppell, Texas, the completion of our new laboratory facility and beginning operations in Australia. In 1999, we invested approximately $600,000, in our expansion into the United Kingdom. These projects were funded primarily through operating cash flow and capital leases in 1998 and from operating cash flow in 1999.

  We paid approximately $9.9 million and $1.3 million in dividends to our shareholders in 1998 and 1999, respectively. In 1998, current liabilities increased due to an increase in payables, income taxes and inventory purchases. The increase was primarily related to increased sales volume in 1998, the costs of the initial public offering, our expansion into Australia and research into future planned expansion into other international markets. In 1999, our current liabilities decreased due to our using the net proceeds of the initial public offering to reduce accounts payable and accrued expenses, an increase in net sales and a reduction in income taxes due to the income tax benefit related to the exercise of warrants and stock options.

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

  Net cash provided by operating activities was $19.8 million, $18.1 million and $4.8 million in 1997, 1998 and 1999, respectively. Throughout these years, increases in net sales were partially offset by increases in inventory and other expenses related to our international expansion and a decrease in income tax payable of approximately $3.5 million from the tax benefit related to the exercise of warrants and options. In 2000, we expect to spend up to an estimated $2.0 million for start-up costs and between $1.0 and $2.0 million for initial inventory for our planned expansion into Japan in the summer of 2000.

  Net cash (used in) investing activities was ($8.9 million), ($4.4 million) and ($4.6 million) in 1997, 1998 and 1999, respectively. In 1997 these activities consisted primarily of purchases of equipment and build-out of leased facilities in connection with our relocation to our new headquarters facility. In 1998, these activities consisted of the relocation of our Texas distribution center, the build-out of our research and development facility and the development and implementation of our proprietary software program. In 1999, these activities consisted primarily of purchases of computer hardware, internal development of computer software and furnishings for our Australian and United Kingdom headquarters and investing the net proceeds from the initial public offering into investments offset by the repayment of the notes receivable due from certain shareholders to us of approximately $974,000. We believe the new facilities and software program should be sufficient for our immediate needs. However, in 2000 we intend to spend up to an estimated $3.8 million for translation of our software into other languages, additional purchases of equipment and build-out of leased facilities for our planned international expansion into Japan in the summer of 2000.

  Net cash provided by (used in) financing activities totaled ($11.9 million), ($12.9 million) and $10.6 million in 1997, 1998 and 1999, respectively. In 1997, we made distributions to the partners of the partnerships of $4.1 million. Following the reorganization, we paid dividends on a monthly basis to our shareholders in the amount of $0.02-$0.06 per share and paid dividends each month until the completion of the initial public offering on February 12, 1999. Our board of directors intends, from time-to-time, to reevaluate this policy after considering relevant factors, including the level of our net income and alternative uses of retained earnings. In February 1999, the gross initial public offering proceeds of approximately $12.0 million were received and during 1999, proceeds of $785,000 were received from the exercise of stock options offset by the repayment of capital leases and note payable of approximately $800,000.

  Our existing capital resources, including cash provided by operating activities, bank borrowings together with the proceeds from the initial public offering and suspension of dividend payments to shareholders, should be adequate to fund our operations for at least the next 12 months. We have no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies. Changes could occur that would consume available capital resources faster than anticipated. Our capital requirements depend on numerous factors, including:

  .  the timing and pace of our entry into international markets;

  .  growth in the number of associates; and

  .  our research and development efforts.

  If our existing capital resources, together with the net proceeds of the initial public offering, are insufficient to meet our capital requirements, we will be required to raise additional funds. We cannot be sure that additional funding, if necessary, will be available on favorable terms, if at all.

Year 2000

  Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish 21st century dates from 20th century dates due to the two-digit date fields used by many computer systems and software programs. This inability to distinguish whether "00" means 1900 or 2000, may have resulted in failures or the creation of erroneous results. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective and prevented such problems.

  We believe that our current versions of software products licensed from third parties, are Year 2000 compliant. However, some of our suppliers may be running earlier versions of software products that may not be Year 2000 compliant. We have evaluated the Year 2000 readiness of our vendors and third parties and found no system failures. Furthermore, we currently are unaware of any material operational issues or costs associated with preparing and maintaining our computer and technology systems for the Year 2000. However, we still may experience material unanticipated problems and costs caused by undetected errors or defects, which could seriously harm our business.

  Our total cost associated with Year 2000 identification, remediation and testing was approximately $100,000 and was funded through operating cash flows. None of our applications failed to perform on January 1, 2000; however, computer experts have warned that there may still be residual consequences of the change in centuries. If we experience any application failures in 2000, it could result in a decrease in sales of our products or an increase in the allocation of resources to address the problem with the Year 2000. If this should occur, we would have to resort to temporary manual processing, which is not expected to have a material adverse impact on our short-term operations.

Impact of Inflation

  We believe that inflation historically has not had a material impact on our operations or profitability. In 1998, we expanded into Australia and in 1999, into the United Kingdom. We plan to expand into Japan in the summer of 2000. Revenues and expenses in foreign markets are currently translated using historical and weighted-average currency exchange rates; therefore a weakening United States dollar should have a positive impact whereas a strengthening United States dollar should have a negative impact on translations of our foreign operations. The planned expansion into Japan may not proceed as planned if there is a further economic downturn or fluctuation in Asian currencies. We intend to proceed cautiously with the Japanese expansion in order to help minimize any material impact on our operations or profitability.

Subsequent Event

  On February 29, 2000, a class action lawsuit was filed of record in District Court, County of Boulder, Colorado; naming Mannatech and three other companies as co-defendants. The other defendants were involved in certain health benefit programs offered to our Associates. The suit alleged the defendants were marketing and selling illegal health insurance policies, committed fraud and failure to pay benefits under such policies, which caused economic loss to the plaintiffs and others. The suit seeks a trial by jury and an unspecified amount of damages. Mannatech believes it has valid defense and that the allegations are completely without merit. We intend to vigorously defend our position. Nevertheless, an adverse resolution to this matter could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Recent Financial Accounting Standards Board Statements

  In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative, Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments imbedded in other contracts and for hedging activities. In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standard No. 137, which defers the effective date of Financial Accounting Standard No. 133 to fiscal years beginning after June 15, 2000. As we do not have any derivative financial instruments, this pronouncement is not expected to impact us.

Forward-Looking Statements

  Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and the Notes to Consolidated Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 that are subject to certain events, risk and uncertainties that may be outside our control. These forward-looking statements include statements of:

  . management's plans and objectives for our future operations and future economic performance;

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

  .  the entrance into new countries and markets;

  .  the impact of competitive products and pricing;

  .  the political and economic climate in which we conduct operations; and

  . the risk factors described from time to time in other documents and reports filed with the Securities and Exchange Commission.

  In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  We do not engage in trading market risk sensitive instruments and do not purchase as investments, as hedges, or for purposes "other than trading," instruments that are likely to expose us to certain types of market risk, including interest rate, commodity price or equity price risk. We do have investments but there has been no material change in our exposure to interest rate risk on our investments. We have not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps.

  We also are exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar affects our financial results. Changes in exchange rates may positively or negatively affect our sales (as expressed in United States dollars), gross margins, operating expenses and retained earnings. When the United States dollar increases against currencies in which we sell products or a weakening exchange rate against currencies in which we incur costs, our net sales or costs may be adversely affected. We have established policies, procedures, and internal processes governing the management of market risk and the use of any financial instruments to manage our exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rate is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected transactions denominated in foreign currency. Based upon our overall currency rate exposure at December 31, 1999, we do not believe that its exposure to exchange rate fluctuations will have a material impact on our consolidated financial position or consolidated results of operations. All statements other than historical information incorporated in this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8. Financial Statements and Supplementary Data

  The Financial Statements and Supplementary Data of the Company required by this Item 8 are set forth at the pages indicated in Item 14, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

  Our executive officers and directors and their ages as of March 24, 2000 are as follows:

            Name            Age                     Position
            ----            ---                     --------
 Charles E. Fioretti.......  53 Chairman of the Board and Chief Executive
                                Officer
 Samuel L. Caster..........  49 President and Director
 Anthony E. Canale.........  47 Executive Vice President, Chief Operating
                                Officer of International Operations and
                                Director
 Patrick D. Cobb...........  47 Executive Vice President, Chief Executive
                                Officer of subsidiaries
 Deanne Varner.............  47 Senior Vice President of Compliance and General
                                Counsel
 Jeffrey P. Bourgoyne......  38 Vice President of Operations
 Peter E. Hammer...........  45 Vice President of New Business and
                                International Development
 Donald W. Herndon.........  49 Vice President of Marketing Administration
 Bill H. McAnalley, Ph.D...  55 Senior Vice President of Research and Product
                                Development and Chief Scientific Officer
 Ronald D. Norman..........  41 Vice President and Treasurer
 Eoin Redmond..............  34 Vice President of Information Technology and
                                Chief Information Officer
 Stephen D. Fenstermacher..  47 Senior Vice President of Accounting and Chief
                                Financial Officer
 Eileen M. Vennum..........  52 Vice President of Regulatory Affairs
 Gwendolyn J. Pennington...  56 Vice President of Human Resources
 Terry L. Persinger........  54 Executive Vice President, Chief Operating
                                Officer of Domestic Operations, Director and
                                Secretary
 Brad G. Wayment...........  34 Vice President of Marketing
 Steven A. Barker, Ph.D....  50 Director
 Chris T. Sullivan.........  51 Director
 James M. Doyle, Jr........  55 Director

  Charles E. Fioretti is one of our founders, has been our Chairman of the Board and Chief Executive Officer since May 1997, and has been a director since November 1993. His current term as director expires in 2001. Mr. Fioretti was our Chief Operating Officer from November 1993 to July 1996. From June 1990 until April 1995, Mr. Fioretti was an owner and operator of several Outback Steakhouse, Inc. restaurants in Arizona, Indiana and Kentucky. Mr. Fioretti is Peter E. Hammer's brother-in-law and William C. Fioretti's cousin.

  Samuel L. Caster is one of our founders and has served as our President and as a director since November 1993. His current term as director expires in 2000. From April 1992 until August 1993, Mr. Caster served as co-founder, owner and President of Funds-4-Kids, Inc., a multilevel marketing company that sold healthy candy bars for children. Mr. Caster is Donald W. Herndon's brother-in-law.

  Anthony E. Canale joined us in January 1997 and since then has served as our Executive Vice President. From January 1997 to October 1999, Mr. Canale served as our Chief Operating Officer. In October 1999, Mr. Canale was moved to Chief Operating Officer of International Operations and appointed as a director. His term as director will expire in 2000. From February 1993 until October 1996, Mr. Canale was President of Canale and Associates, an Outback Steakhouse, Inc. joint venture partnership. Mr. Canale received a B.S. in Management from American International College in Springfield, Massachusetts.

  Patrick D. Cobb joined us in August 1994 and served as our Chief Financial Officer and Executive Vice President until October 1999. In October 1999, Mr. Cobb remained as Executive Vice President and moved to Chief Executive Officer of subsidiaries. Mr. Cobb was appointed as a director in November 1997 and resigned on November 19, 1999. Mr. Cobb served as our corporate secretary from February 1997 until November 19, 1999. Mr. Cobb received a B.S. in Finance from the University of Oklahoma and is a Certified Public Accountant.

  Deanne Varner joined us in January 1996 and since May 1996 has served as our General Counsel and Senior Vice President of Compliance. From 1986 until January 1996, Ms. Varner maintained a law practice in Dallas, Texas focusing on business law and related transactions. Ms. Varner has over 20 years of experience in business, corporate and transactional law. Ms. Varner received a B.A. in Social Sciences and a J.D. from Southern Methodist University.

  Jeffrey P. Bourgoyne joined us in December 1996 and since February 1998 has served as our Vice President of Operations. From May 1995 until December 1996, Mr. Bourgoyne served as facility manager for DSC Logistics, Inc., a third-party logistics provider. From June 1993 until May 1995, Mr. Bourgoyne was a Transportation Services Manager for Abbott Laboratories, a pharmaceutical company. Mr. Bourgoyne received a B.S. in Management from University of New Orleans and an M.B.A. from Lake Forest Graduate School of Management.

  Peter E. Hammer joined us in March 1995 and since January 1998 has served as our Vice President of New Business and International Development. From November 1991 until February 1995, Mr. Hammer served as the Vice President and Chief Information Officer of The Network, Inc., a business solutions company in Atlanta, Georgia. Mr. Hammer received a B.A. in Liberal Arts from State University College at Buffalo and an A.A.S. in Electronics from Suffolk Community College. Mr. Hammer is Charles E. Fioretti's brother-in-law.

  Donald W. Herndon joined us in November 1993 and until December 1996 served as our Vice President of Distribution. From December 1996 until November 1999, Mr. Herndon served as our Vice President of Marketing. Beginning in November 1999, Mr. Herndon was moved to Vice President of Marketing Administration. From January 1993 through November 1993, Mr. Herndon served as the Vice President of Operations for Funds-4-Kids, Inc. a multilevel marketing company that sold healthy alternative candy bars for children. Mr. Herndon is the brother-in-law of Samuel L. Caster and is also the brother-in-law of Terry L. Persinger.

  Bill H. McAnalley, Ph.D. joined us in July 1996 and has served as Senior Vice President of Research and Product Development and Chief Scientific Officer since December 1997. From March 1995 until July 1996, Dr. McAnalley was a consultant to us. From March 1987 until February 1995, Dr. McAnalley was Vice President of Research and Product Development at Carrington Laboratories, Inc., a pharmaceutical research, development and manufacturing company. Dr. McAnalley received a Ph.D. in Pharmacology and Toxicology from the University of Texas Health Science Center in Dallas, Texas.

  Ronald D. Norman joined us in May 1996 and from August 1997 until September 1998 served as our Controller. In September 1998, Mr. Norman began serving as our Treasurer. In June 1998, Mr. Norman was promoted to Vice President. From September 1994 until April 1996, Mr. Norman was a Tax Manager with Belew Averitt L.L.P., a public accounting firm in Dallas, Texas. Mr. Norman received an M.A. in Tax and a B.B.A. in Accounting from Baylor University and is a Certified Public Accountant.

  Eoin Redmond joined us in July 1997 and since served as our Vice President of Information Technology. In October 1999, Mr. Redmond was promoted to Chief Information Officer. From August 1996 through June 1997, Mr. Redmond, was a computer systems consultant for us. From October 1995 until August 1996, Mr. Redmond was head of client services for Tate Bramald Ltd., an accounting software provider. From December 1993 until September 1995, Mr. Redmond was employed as the Technology Service Manager--Europe for SSA Europe Ltd., an industrial software provider. Mr. Redmond matriculated at Presentation College, County Wicklow, Ireland and subsequently attended AnCo Technology Center, County Dublin, Ireland.

  Stephen D. Fenstermacher joined us in November 1998 and until October 1999 served as our Vice President of Accounting and Controller. In October 1999, Mr. Fenstermacher was promoted to Senior Vice President and

Chief Financial Officer. From January 1998 until October 1998, Mr. Fenstermacher was a consultant for Kibel, Green, ISSA, Inc., a crisis management firm specializing in turnaround strategy and execution consulting. From April 1995 until October 1997, Mr. Fenstermacher served as Executive Vice President and Chief Financial Officer for The Johnny Rockets Group, Inc. From May 1994 until April 1995, Mr. Fenstermacher served as Vice President for Brinker International, Inc., an international restaurant chain. From September 1991 until May 1994, Mr. Fenstermacher served as Chief Executive Officer and Chief Financial Officer for On The Border Cafes, Inc., an international restaurant chain. Mr. Fenstermacher received an M.B.A. from the University of Pittsburgh and a B.A. from the University of Notre Dame.

  Eileen M. Vennum joined us in January 1997 and until January 1998 served as our Director of Regulatory Affairs. From January 1998 until June 1999, Ms. Vennum served as Executive Director of Regulatory Affairs. In July 1999, Ms. Vennum was promoted to Vice President of Regulatory Affairs. From 1988 until December 1996, Ms. Vennum was a Director of Regulatory Affairs, Document Control and Technical Editor for Carrington Laboratories, Inc., a pharmaceutical research, development and manufacturing company. Ms. Vennum attended David Lipscomb University, Harding University and the University of Dallas. Ms. Vennum holds a Regulatory Affairs Certified designation from the Regulatory Affairs Professional Society.

  Gwendolyn J. Pennington joined us in September 1996 and until October 1999 served as our Executive Director of Human Resources. In October 1999, Ms. Pennington was promoted to Vice President of Human Resources. From October 1994 until August 1996, Ms. Pennington was the Director of Human Resources at Excel Communications, Inc., a multilevel marketing telephone long-distance service provider. Ms. Pennington received a B.S. in Behavioral Management from the University of Texas at Dallas and an M.B.A. from the University of Dallas.

  Terry L. Persinger joined us in November 1999 and since has served as our Executive Vice President, Chief Operating Officer of Domestic Operations and director. His current term as director expires in 2002. From 1968 until August 1999, Mr. Persinger worked at Goodyear Tire & Rubber Company, an international manufacturer of tires and rubber products and from January 1995 to August 1999 served as their Vice President and General Manager of Engineered Products. Mr. Persinger received a B.S. in Chemical Engineering from the University of Cincinnati and a graduate of the PMD management program at Harvard University. Mr. Persinger is the brother-in-law of Donald W. Herndon.

  Brad G. Wayment joined us in November 1999 and since has served as our Vice President of Marketing. From June 1998 to October 1999, Mr. Wayment was Vice President of Marketing at New Vision International, a network marketing company involved in the distribution and sales of nutritional and personal care products. From November 1996 to June 1998, Mr. Wayment served as the Business Development/Product Marketing Manager with Novell Inc., a network and internet directory software and services company. From November 1989 to November 1996, Mr. Wayment was the Product Management Team Leader of Marketing/Product Development at Nu Skin Enterprises, Inc., a direct selling company involved in the distribution and sales of nutritional and personal products. Mr. Wayment received a B.A. and M.B.A. from Brigham Young University.

  Steven A. Barker Ph.D. became one of our independent directors in January 1998. His current term as director expires in 2002. Dr. Barker has been a full professor of Physiology, Pharmacology and Toxicology at Louisiana State University since April 1990. Dr. Barker received a B.S. and an M.S. in Chemistry and a Ph.D. in Chemistry/Neurochemistry from the University of Alabama-Birmingham.

  Chris T. Sullivan became one of our independent directors in October 1997. His current term as director expires in 2001. Mr. Sullivan has been the Chairman of the Board and Chief Executive Officer of Outback Steakhouse, Inc. since founding that company in 1988. Mr. Sullivan serves on the executive committee for The Outback/Gary Koch Pro-Am, the Tampa Bay Devil Rays, the Employment Policies Institute and the Presidents Conference. Mr. Sullivan received a degree in Business and Economics from the University of Kentucky.

  James M. Doyle, Jr. became one of our independent directors in October 1999. His current term as director expires in 2002. In 1975, Mr. Doyle joined Matthews & Branscomb, P.C., a law firm, located in San Antonio,

Texas where he is currently a shareholder. Mr. Doyle practices in the area of business transactions, mergers and acquisitions and corporate law. Mr. Doyle is a Fellow of the Texas Bar Foundation and a member of the board of directors of the San Antonio Economic Development Foundation. Mr. Doyle received a B.A. from the University of the South in Sewanee, Tennessee and a J.D. from Vanderbilt University.

Classes of our Board of Directors

  Our board of directors is divided into three classes that serve staggered three-year terms expiring at the annual meeting of shareholders as follows:

                     Class                   Expiration          Member
                     -----                   ----------          ------
   Class I..................................    2000    Canale, Caster
   Class II.................................    2001    Fioretti, Sullivan
   Class III................................    2002    Barker, Persinger, Doyle

Committees of the Board of Directors

  Our board of directors has three committees each composed solely of two of our independent directors, Messrs. Barker and Sullivan. The committees and their function are as follows:

  . The audit committee is charged with reviewing our annual audit and meeting with our independent accountants to review our internal controls and financial management practices;

  . The compensation committee is responsible for establishing salaries, bonuses and other compensation for our executive officers.

  . The option committee has the authority to determine the terms and conditions of each option to be issued under our stock option plans and the responsibility for administration of each such plan.

  In addition, the Company also maintains an executive operating committee comprised of seven executive officers. The executive operating committee has the authority to make specific recommendations and render advice to the board of directors on various matters regarding operations. The eight members include the President, Chief Executive Officer and all of our Executive and Senior Vice Presidents.

Director Compensation

  Messrs. Barker and Sullivan, two of our three independent directors, each receives an annual fee of $30,000 for serving on our board of directors. In addition, our directors are reimbursed for their reasonable out-of-pocket expenses, in connection with their travel to and attendance at meetings of our board of directors or its committees. On October 19, 1999, we granted 50,000 stock options to Mr. Barker at an exercise price of $7.69 per share, which was the approximate fair value of our common stock on that date.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by the Commission's regulations to furnish us with copies of all
Section 16(a) reports they file. Prior to our initial public offering, our directors, executive officers and persons who own more than 10% of our common stock were not subject to the requirements of the Exchange Act.

  Based solely upon a review of the copies of such reports or written representations that no other reports were required, we believe that during the fiscal year ended December 31, 1999 our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except for the following:

  . Stephen D. Fenstermacher, Donald W. Herndon, Gwendolyn J. Pennington, Terry L. Persinger, Eileen M. Vennum and Brad G. Wayment, all of whom are our executive officers did not timely file their initial report on Form 3.

  . Steven A. Barker, Ph.D., one of our directors and Jeffrey P. Bourgoyne, Stephen D. Fenstermacher and Eileen M. Vennum, all of whom are our executive officers did not timely file Form 4's required as a result of being granted stock options.

  . Mr. William C. Fioretti, 10% beneficial owner of our common stock, did not timely file Form 4's on seven different occasions relating to the sale of his shares.

  . Peter E. Hammer, one of our executive officers, did not timely file a Form 4 on two occasions relating to sale of his shares.

  . Donald W. Herndon, executive officer, did not timely report on a Form 4 on two occasions relating to the sale of his shares.

  We have begun to send monthly reporting reminders to each of our executive officers and 10% beneficial owners to assist in their Section 16(a) reporting requirements.

Item 11. Executive Compensation

  The following table summarizes the compensation paid to or earned for each of the three years ended December 31, 1999, by each person who served as the chief executive officer during 1999 and the four most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of 1999 (collectively, the "Named Executive Officers").

                          Summary Compensation Table

                                                                        Long-Term
                                                                       Compensation
                                                                       ------------
                                                                        Number of
                                                                          Shares
                                  Annual Compensation      Other        Underlying
                                  -------------------     Annual         Options
Name And Principal Position  Year  Salary     Bonus   Compensation(1)    Granted
---------------------------  ---- ------------------- ---------------  ------------
Charles E. Fioretti(2)..
 Chairman of the Board       1999 $ 600,000 $ 158,517    $ 112,595(3)        --
 and Chief Executive         1998   433,517   750,000        9,044(4)        --
 Officer                     1997   403,434   760,000      109,765(4)        --

Samuel L. Caster........     1999   600,000   101,981       29,571(5)        --
 President                   1998   433,517   500,000        2,942(6)        --
                             1997   403,434   760,000       16,012(6)        --

Anthony E. Canale.......
 Executive Vice
 President and Chief         1999   300,000    64,759    1,395,528(7)        --
 Operating Officer of        1998   287,500   326,293       11,925(8)    250,000
 International               1997   221,978   190,172          --        250,000

Patrick D. Cobb(9)......
 Executive Vice
 President and Chief         1999   300,000    51,990    1,172,911(10)       --
 Executive Officer of        1998   245,055   250,000        2,077       100,000
 subsidiaries                1997   214,011   171,666       43,000(11)   100,000

Deanne Varner...........
 Executive Vice              1999   261,539    58,032    1,388,900(12)       --
 President of Compliance     1998   225,275   323,793        1,644       228,000
 and General Counsel         1997   187,019   159,884          --        228,000

--------
 (1) Includes our matching contribution to the 401(k) plan, paid to executives except for Mr. Fioretti and Mr. Caster.
 (2) Mr. Fioretti became Chief Executive Officer on May 1, 1997.
 (3) Represents the value of two of our vehicles transferred to Mr. Fioretti in 1999.
 (4) Represents the amounts paid to Mr. Fioretti under his incentive compensation agreement.
 (5) Represents a car allowance paid to Mr. Caster.
 (6) Represents the amount paid to Mr. Caster under his incentive compensation agreement.
 (7) Represents $10,000 for the 401(k) Plan matching contribution, $2,786 car allowance paid to Mr. Canale and $1,274,680 for the noncash compensation value for stock options sold.
 (8) Represents the amount paid to Mr. Canale for costs of relocation.
 (9) Mr. Cobb served as Chief Financial Officer until October 1999.
(10) Represents $10,840 car allowance, $10,000 for the 401(k) Plan matching contribution paid to Mr. Cobb and $1,160,125 for the noncash compensation value for stock options sold.
(11) Represents the value of one of our vehicles transferred to Mr. Cobb in 1997.
(12) Represents $10,000 for the 401(k) Plan matching contribution, $4,212 car allowance paid to Ms. Varner and $1,374,688 for the noncash compensation value for stock options sold.

Stock Option Grants in the Last Fiscal Year

  We did not grant any stock options to any of the Named Executive Officers during the fiscal year ended December 31, 1999.

Stock Options Exercised in Last Fiscal Year

  The following table sets forth certain information concerning the exercise of stock options held by the Named Executive Officers during the fiscal year ended December 31, 1999:

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                    Values

                                                       Number of Shares Underlying    Value of Unexercised
                                                          Unexercised Options at     In-the-Money Options at
                                                             Fiscal Year-End           Fiscal Year-End(1)
                         Shares Acquired     Value     ---------------------------- -------------------------
   Name                  On Exercised (#) Realized ($) Exercisable(2) Unexercisable Exercisable Unexercisable
   ----                  ---------------- ------------ -------------- ------------- ----------- -------------
Anthony E. Canale.......     100,000        $135,000      400,000          --        $575,700        $--
Patrick D. Cobb.........     100,000        $135,000      100,000          --        $     --        $--
Deanne Varner...........     174,074        $235,000      281,926          --        $206,968        $--

--------
(1) Based on the closing price of $5.188 per share of our common stock on the Nasdaq National Market on December 31, 1999, our fiscal year-end, less the per share exercise price of $1.35.
(2) 250,000 of Mr. Canale's, 100,000 of Mr. Cobb's and 228,000 of Ms. Varner's options are exercisable at $8.00 and were considered out-of-the-money for the value calculation.

Executive Employment Agreements

  We have employment agreements with each of Charles E. Fioretti, Patrick D. Cobb, Anthony E. Canale, Bill H. McAnalley and Deanne Varner. These agreements expire in September 2003 but will extend automatically for one additional year unless both parties agree to terminate the contract before the end of any term. In addition, in November 1999, we entered into an employment agreement with Terry L. Persinger, which expires in November 2002. All of these agreements provide for a current base salary, bonus compensation based upon the management bonus plan formula the right to receive stock options and certain confidentiality and non-compete clauses. If we terminate any of these employment agreements for any reason other than reasons specified in the agreements, the officer is entitled to receive an amount equal to the sum of all salary and bonus that would have been paid during the remainder of their employment agreement.

Management Bonus Plan

  Executive officers and some other members of corporate management are eligible to receive bonuses in addition to their base salaries. Our compensation committee is responsible for reviewing and approving bonuses for these officers.

Compensation Committee Interlocks and Insider Participation

  In February 1999, after the completion of our initial public offering, our board of directors established the compensation committee. The compensation committee is responsible for decisions regarding compensation of our executive officers. The compensation committee is composed solely of two of our three independent directors, Messrs. Barker and Sullivan. None of the members of the compensation committee has ever been an officer or employee of Mannatech.

Executive Compensation Report of the Board of Directors

  The compensation committee was formed in February 1999. Prior to February 1999, our board of directors performed the functions of the compensation committee.

  This Executive Compensation Report discusses our executive compensation policies and the basis for the compensation paid to our executive officers, including the Chief Executive Officer, Charles E. Fioretti, during the fiscal year ended December 31, 1999.

  Compensation Policy. Our policy with respect to executive compensation has been designed to:

  . Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to Mannatech and in a manner that is commensurate with compensation paid by companies of comparable size or within our industry; and

  . Reward our executive officers for the achievement of short-term operating goals and for the enhancement of our long-term value.

  Components of compensation. The primary components of compensation paid to our executive officers and the relationship of such components of compensation to our performance are discussed below:

  (a) Base Salary. As the compensation committee was not formed until February 1999, the fiscal year ended December 31, 1999 base salaries were reviewed and approved by our board of directors. At the beginning of each new fiscal year the compensation committee reviews the base salaries of the executive officers to ensure the salaries are based correctly upon a number of factors. These factors include our performance (to the extent such performance can fairly be attributed or related to each executive officer's performance), as well as the nature of each executive officer's responsibilities, capabilities, loyalties and contributions. The compensation committee believes that base salaries for our executive officers have been reasonable in relation to our size and performance in comparison with the compensation paid by similarly sized companies or companies within the same industry.

  (b) Bonus. Our executive officers are eligible to participate in our Management Bonus Plan. The bonus plan is based upon the attainment of certain financial goals including general performance of Mannatech and to a reasonable degree, our performance in accordance with a projected budget. The bonuses for the fiscal year ended December 31, 1999 were reviewed and approved by the compensation committee and paid by January 15, 2000. Subsequent bonuses paid to the executive officers will be reviewed and approved by the compensation committee and paid no less than annually. During the fiscal year ended December 31, 1999, our Chief Executive Officer, Charles E. Fioretti, was awarded an additional bonus of $56,536 for his efforts with respect to the completion of our initial public offering.

  (c) Other Annual Compensation. We maintain certain other plans and arrangements for the benefit of our executive officers and other management, including participation in the 401(k) plan, use of a company vehicle and health, life, automobile and long term disability insurance. During the last quarter of 1999, the compensation committee approved a new policy where by all employees at the Vice President level and above were awarded monthly car allowances of $500.00. In addition, the Chief Executive Officer, Chief Operating Officer's, Chief Financial Officer, Chief Scientific Officer, President, General Counsel and Chief Executive Officer of our subsidiaries were awarded the use of a vehicle leased by Mannatech. In 1999, the Chief Executive Officer elected not to use a vehicle leased by Mannatech. We believe these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the same industry.

  (d) Long-term Compensation. We maintain stock option plans to reward certain members of management for the attainment of certain goals or events. The stock option grants are reviewed and approved by our compensation committee. We believe these long-term compensation arrangements are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the same industry.

1999 Chief Executive Officer Compensation

  As previously described, the compensation committee considered several factors in determining the Chief Executive Officer's compensation package, with the primary factor being our performance and the competitive compensation paid to other executive officers of comparable size companies of companies within the same industry. Specific actions taken by the compensation committee regarding Mr. Fioretti's 1999 compensation are summarized below:

  (a) Base Salary. As with our other executive officers, Mr. Fioretti's 1999 salary was based on a number of factors. These factors include our performance, overall consolidated financial results, as well as the nature of his responsibilities, capabilities, loyalties and contributions to Mannatech. For fiscal year 1999, Mr. Fioretti's salary remained at $600,000.

  (b) Bonus. Our Chief Executive Officer is allowed to participate in our Management Bonus Plan. Our bonus plan is based upon the attainment of certain financial goals. The board of directors approved a $56,536 bonus to Mr. Fioretti in February 1999, prior to the formation of the compensation committee. The bonus was awarded in recognition of Mr. Fioretti's efforts relating to the successful completion of our initial public offering. In addition, Mr. Fioretti was paid $101,981 pursuant to the Management Bonus Plan.

  (c) Other Annual Compensation. All of our other executive officers may participate in our 401(k) plan, but the Chief Executive officer has elected not to participate at this time. In 1999, the compensation committee elected to bonus two remaining company-owned vehicles having a combined value of $112,595 to the Chief Executive Officer in lieu of a cash bonus. Mr. Fioretti has elected not to be furnished a vehicle leased by Mannatech at this time. Mr. Fioretti is also provided with health, life, automobile and long-term disability insurance coverage.

  $1 Million Pay Deductibility Cap. Under Section 162(m) of the Internal Revenue Code, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1 million, unless the compensation is excluded from the $1 million limit as a result of being classified as performance-based. At this time, none of our executive officers' cash compensation levels exceed the $1 million pay limit. We do not anticipate exceeding this limit in the near future. Nonetheless, the compensation committee intends to periodically review its executive pay plans in light of this regulation.

  Conclusion. The compensation committee believes the concepts discussed above further the stockholders' interests and that officer compensation encourages responsible management of Mannatech. The compensation committee regularly considers the effect of executive compensation on shareholder interests. These factors, reports of the executive operating committee and discussions with and information compiled by various independent consultants retained by us will be used in determining executive officer compensation.

    Compensation Committee (1)
    Chris T. Sullivan
    Steven A. Barker Ph.D.
--------
(1) The compensation committee was formed on February 10, 1999; prior to that time, the board of directors approved compensation. The board of directors consisted of Messr. Charles E. Fioretti, Samuel L. Caster, Patrick D. Cobb, Chris T. Sullivan and Steven A. Barker Ph.D.

Stock Option Plans

  The 1997 Stock Option Plan was adopted by our board of directors and approved by our shareholders on May 14, 1997. The 1998 Incentive Stock Option Plan was adopted by our board of directors on April 8, 1998 and amended on September 4, 1998 to increase the number of shares reserved for issuance from 500,000 to 1,000,000 shares. Both stock option plans are intended to encourage investment by our officers, employees, non-employee directors and consultants in shares of our common stock so that they will have an increased interest in and greater concern for the welfare of Mannatech.

  Options granted under either stock option plan may either be incentive stock options or options that do not qualify for treatment as incentive stock options under Section 422 of the Internal Revenue Code of 1986. Options granted under the 1998 Incentive Stock Option Plan may only be granted to our officers, directors and employees.

  Incentive stock options may be granted under our stock option plans to any person who is one of our officers or other employees (including officers and employees who are also directors) or any parent or subsidiaries that may exist in the future. The exercise price of incentive stock options must be at least the fair market value of a share of our common stock on the date of grant.

  The following table sets forth information regarding our stock option plans as of March 24, 2000:

                         Stock Option Plan Information

                             # of                    Weighted      Vested    # of Shares
                            Shares   # of Options    Average         and      Available
                          Authorized   Granted    Exercise Price Exercisable  for Grant
                          ---------- ------------ -------------- ----------- -----------
1997 Stock Option Plan..  2,000,000   2,000,000       $2.34       1,001,152       --
1998 Incentive Stock
 Option Plan............  1,000,000     963,500       $7.89         291,333    36,500

  The option committee has full and final authority in its discretion, subject to the stock option plans' provisions, to determine, among other things:

  .  the individuals to whom options shall be granted;

  . whether the option granted shall be an incentive stock option or a non-qualified stock option;

  .  the number of shares of our common stock covered by each option;

  .  the time or times at which options will be granted;

  .  the option vesting schedule;

  .  the exercise price of the options;

  .  the duration of the options granted;

  . to prescribe, amend and rescind rules and regulations relating to the stock option plans;

  . accelerate or defer (with the consent of the optionee) the exercise date of any option; and

  . authorize any person to execute on our behalf any instrument required to effectuate the grant of an option previously granted by our board of directors.

  The option committee consisting of two of our three independent directors, Messr Barker and Sullivan, also has the power to decide upon and make rules that control the stock option plans and take all other actions necessary for the proper administration of the stock option plans. The stock option plans may be changed or canceled by our board of directors at any time without the approval of our shareholders, with a few exceptions. However, they may not take action that affects options previously granted under the stock option plans.

401(k) Plan

  On May 9, 1997, we adopted a 401(k) Pre-tax Savings Plan. All employees who have been employed by us for at least 90 days at the beginning of a quarter and are at least 21 years of age are eligible to participate. Employees may contribute a maximum of 15.0% of their current compensation to the 401(k) Plan, up to a statutorily prescribed annual limit. We will make regular matching contributions to the 401(k) Plan in the amount of $0.25 for each $1.00 contributed by a participating employee, up to 6.0% of a participating employee's annual compensation, including overtime. The 401(k) Plan also provides that Mannatech can make profit-sharing contributions to the plan each year based upon our profit. Employee contributions and our matching contributions are paid to a corporate trustee and invested as directed by the participating employee. Our contribution in the 401(k) Plan vests over 5 years or earlier if the participating employee retires at age 65, becomes disabled or dies. Payments to participating employees may also be made in the case of a financial hardship. Payments may be made in a lump sum. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, so that contributions made by employees or by us to the 401(k) Plan, and income earned on these contributions, are not taxable to employees until withdrawn from the 401(k) Plan.

Performance Graph

  The graph below depicts our stock price as an index, assuming $100.00 was invested on February 16, 1999, the date of our initial public offering, along with the composite prices of companies listed in the S & P Midcap Index. This information has been provided to us by the Nasdaq National Stock Market. The comparisons in the graph are required by regulations of the Commission and are not intended to forecast or to be indicative of the possible future performance of our common stock. The publicly traded companies in our peer group are Rexall Sundown, Inc.; Twinlab Corp.; Weider Nutrition International, Inc.; Nature's Sunshine Products, Inc.; Reliv International, Inc.; and Nu Skin Enterprises Inc.


                              [PERFORMANCE GRAPH]


* $100.00 invested on 2/16/99 in stock or index including reinvestment of dividends fiscal year ending December 31.

  The preceding report on executive compensation and the stock performance graph is not incorporated by reference into any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate filings made by us under those Acts, except to the extent that we specifically incorporate this information by reference.

      Measurement Period               Company S&P Midcap Index Peer Group Index
      ------------------               ------- ---------------- ----------------
      February 16, 1999............... $100.00     $100.00          $100.00
      December 31, 1999............... $ 23.10     $123.40          $ 59.76

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth, as of February 29, 2000, the number of shares of our common stock and the percentage of the outstanding shares of such class that are beneficially owned by (A) each person who is the beneficial owner of more than 5% of the outstanding shares of our common stock, (B) each of our directors and the Named Executive Officers, and (C) all of our current officers and directors, as a group.

                                           Beneficial Ownership(1)
                               -----------------------------------------------
                               Number of
                                 Shares
    Name of Directors and      Excluding    Stock                 % of Class
      Executive Officers        Options   Options(2)   Total    Outstanding(3)
    ---------------------      ---------- ---------- ---------- --------------
Samuel L. Caster..............  5,713,549       --    5,713,549      22.9%
 c/o Mannatech, Incorporated
 600 S. Royal Lane
 Suite 200
 Coppell, TX 75019
Charles E. Fioretti...........  5,181,267       --    5,181,267      20.8
 c/o Mannatech, Incorporated
 600 S. Royal Lane
 Suite 200
 Coppell, TX 75019
William C. Fioretti(4)........  5,165,549       --    5,165,549      20.7
 c/o Agritech Labs, Inc.
 6333 N. St. Highway 161
 Suite 350
 Irving, TX 75063
Chris T. Sullivan(5)..........    342,537   100,000     442,537       1.8
Patrick D. Cobb(6)............    318,525   100,000     418,525       1.7
Anthony E. Canale.............        --    350,000     350,000       1.4
Deanne Varner.................     74,074   281,926     356,000       1.4
Terry L. Persinger............      1,000       --        1,000         *
All executive officers and
 directors as a group (19
 persons)..................... 12,344,489 1,195,485  13,539,974      51.8%

--------
 * Less than 1%

(1) The information contained in this table with respect to beneficial ownership reflects "beneficial ownership" as defined in Rule 13d-3 under the Exchange Act. All information with respect to the beneficial ownership of any shareholder has been furnished by such shareholder and, except as otherwise indicated or pursuant to community property laws, each shareholder has sole voting and investment power with respect to shares listed as beneficially owned by such shareholder.
(2) The directors and executive officers have the right to acquire shares of our common stock shown in this column within 60 days through the exercise of stock options.
(3) Shares of our common stock which are not outstanding but the beneficial ownership of which can be acquired by a person upon exercise of an option within 60 days of February 29, 2000 are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person and by the group of executive officers and directors. However, such shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.
(4) Includes 1,450,102 shares of our common stock held by the Fioretti Family Partnership, Ltd. of which William C. Fioretti is the general partner and he, his wife and trusts for the benefit of their children are the limited partners.
(5) All of these shares of our common stock and the options are held by Multi-Venture Partners, Limited, an investment partnership formed by Mr. Sullivan and two other partners. The management of Multi-Venture is controlled by its sole general partner, SBG Investments, L.L.C., which owns a 0.6% general partnership interest in Multi-Venture. Mr. Sullivan owns a 27.2% interest in SBG. Mr. Sullivan shares voting and dispositive power with respect to our common stock owned by Multi-Venture.
(6) Includes 60,000 shares of our common stock held by Joni J. Cobb, Mr. Cobb's spouse, and 10,000 shares held by trusts established for the benefit of Mr. Cobb's children and stepchildren.

  We are not aware of any arrangements, including any pledge of our securities, the operation of which may at a subsequent date result in a change in control of Mannatech.

Item 13. Certain Relationships and Related Transactions

Loans to Officers

  We orally agreed to advance certain officers money to pay the taxes caused by the cancellation of their incentive compensation agreements. On December 31, 1997, we made loans of $162,052 to Dr. Bill H. McAnalley Ph.D., our senior vice president of research and product development, and of $121,782 to Peter
E. Hammer, our vice president of new business and international development. The non-interest bearing loans were collateralized by shares of our common stock owned by these officers. The loans were repaid in February 1999 after the officers received the proceeds from the sale of their shares of common stock in our initial public offering.

Loans to Agritech Labs, Inc.

  During 1996 and 1997, we made cash advances to Agritech Labs, Inc. and Agritech Technology, Ltd. totaling approximately $918,000. The Agritech companies were owned by individual partners of which over 90% of the Agritech companies were owned by Messrs. Charles E. Fioretti, Samuel L. Caster, Patrick
D. Cobb, who are shareholders and executive officers of Mannatech and Mr. William C. Fioretti, who is a shareholder and former executive officer of Mannatech. Because we were concerned about the ability of these Agritech companies to repay the loans, each of Messrs. William C. Fioretti, Charles E. Fioretti, Samuel L. Caster and Patrick D. Cobb agreed to pay the obligations that these Agritech companies owed Mannatech. Each of these individuals gave promissory notes to us totaling approximately $918,000. Each promissory note bore interest at 6.0% per year and was payable on the earlier of the sale of the Agritech companies or December 31, 1998. The principal amount outstanding under the notes issued by each of Messrs. William C. Fioretti, Charles E. Fioretti and Samuel L. Caster at December 31, 1998 was approximately $275,400 and the principal amount outstanding under the note made by Mr. Patrick D. Cobb at December 31, 1998 was approximately $45,900. On December 31, 1998, we renewed the notes with an extended due date of December 31, 1999. On February 17, 1999, we signed new notes with each of the shareholders. The new notes bear interest at 6.0% per year, with the first payment due immediately and the remainder to be paid in annual installments through February 17, 2004. As of December 31, 1999, the principal amount outstanding under the new notes made by each of Messrs. William C. Fioretti, Charles E. Fioretti and Samuel L. Caster is approximately $210,000 and the principal amount outstanding under the new note made by Mr. Patrick D. Cobb is approximately $35,000. Mr. William
C. Fioretti has not paid his annual payment due February 17, 2000 of approximately $45,000 related to such notes receivable; however we expect payment in full and intend to pursue the collection of such note.

Commission Agreement, Consulting Fees and Receivables from Related Parties

  In 1998 and 1999, William C. Fioretti earned approximately $121,000 and $453,000, respectively, for commissions pursuant to an agreement with Mannatech, which commissions were paid in 1998 and 1999. On October 20, 1998, we paid Mr. Fioretti $250,000 for consulting services he performed for us over the course of 1998 in sports marketing and product development issues. Mr. Fioretti is one of our founders, a major shareholder and the cousin of Charles
E. Fioretti, our chairman of the board and chief executive officer.

  During 1997, we advanced $125,000 to Mr. William C. Fioretti's brother-in-law, which remained unpaid at December 31, 1998. During 1999, Mr. Fioretti guaranteed the repayment of this payable to us; however, in December 1999, we wrote off this loan, when we determined it was not collectible and released Mr. Fioretti from his guarantee.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. Financial Statements

  The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

   Index to Consolidated Financial Statements............................. F-1
   Report of Independent Accountants...................................... F-2
   Consolidated Balance Sheets as of December 31, 1998 and 1999........... F-3
   Consolidated Statements of Income for the Years ended December 31,
    1997, 1998 and 1999................................................... F-4
   Consolidated Statements of Changes in Shareholders' Equity for the
    Years ended December 31, 1997, 1998 and 1999.......................... F-5
   Consolidated Statements of Cash Flows for the Years ended December 31,
    1997, 1998 and 1999................................................... F-6
   Notes to Consolidated Financial Statements............................. F-7

  (a) 2. Financial Statement Schedules

  Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the Consolidated Financial Statements or notes thereto.

  (a) 3. Exhibits required by Item 601 of Regulation S-K

   3.1 Amended and Restated Articles of Incorporation of Mannatech dated
       October 25, 1995, incorporated herein by reference to Exhibit 3.1 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on
       September 10, 1998.
   3.2 Amended and Restated Bylaws of Mannatech dated August 26, 1997, incorporated herein by reference to Exhibit 3.2 to Mannatech's Form S-1
       (File No. 333-63133) filed with the Commission on September 10, 1998.
   3.3 Amendment to the Bylaws of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.3 to Mannatech's Form S-1 (File No.
       333-63133) filed with the Commission on September 10, 1998.
   3.4 Amendment to the Bylaws of Mannatech dated October 20, 1999, incorporated herein by reference to Exhibit 99.1 to Mannatech's Form 8-K
       (File No. 000-24657) filed with the Commission on November 3, 1999.
   4.1 Specimen Certificate representing our common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.
  10.1 1997 Stock Option Plan dated May 20, 1997, incorporated herein by reference to Exhibit 10.1 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
  10.2 1998 Incentive Stock Option Plan dated April 8, 1998, incorporated herein by reference to Exhibit 10.2 to Mannatech's Form S-1 (File No.
       333-63133) filed with the Commission on September 10, 1998.
  10.3 Agreement and Plan of Merger dated as of June 1, 1997 among Mannatech and Eight Point Services, Inc., Triple Gold Business, Inc., Five Small
       Fry, Inc., and Beta Nutrient Technology, Inc., incorporated herein by reference to Exhibit 10.3 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

  10.4 Exchange Agreement dated June 1, 1997 among Mannatech and the limited partners of Power Three Partners, Ltd., Eleven Point Partners, Ltd. and
        Beta M. Partners, Ltd., incorporated herein by reference to Exhibit
        10.4 to Mannatech's Form S-1 (File No. 333-63133) filed with the
        Commission on September 10, 1998.
  10.5  Plan and Agreement of Reorganization dated June 1, 1997 by and among
        Mannatech, Dynamic Eight Partners, Ltd., Power Three Partners, Ltd.,
        Eleven Point Partners, Ltd. and Beta M. Partners, Ltd.and the general and limited partners of the partnerships, incorporated herein by reference to Exhibit 10.5 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
  10.6  Exchange Agreement by and among Gary Watson, Patrick Cobb, Samuel
        Caster, Charles Fioretti and William Fioretti and Mannatech dated
        August 31, 1997, incorporated herein by reference to Exhibit 10.6 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on
        September 10, 1998.
  10.7 Option Agreement dated July 1, 1997 with Multi-Venture Partners, Ltd., incorporated herein by reference to Exhibit 10.7 to Mannatech's Form S-
        1 (File No. 333-63133) filed with the Commission on September 10, 1998.
  10.8  Option Agreement dated October 19, 1999 with Steven A. Barker Ph.D.*
  10.9 Form of Indemnification Agreement with a schedule of director signatories, incorporated herein by reference to Exhibit 10.8 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on
        September 10, 1998.
  10.10 Schedule of additional directors signatories relating to the Form of Indemnification Agreements in Exhibit 10.9 above.*
  10.11 Letter of Understanding Regarding Development of Proprietary
        Information for Mannatech effective as of August 1, 1997, as amended, by and between Bill H. McAnalley, Ph.D. and Mannatech, incorporated herein by reference to Exhibit 10.12 to Mannatech's Form S-1 (File No.
        333-63133) filed with the Commission on September 10, 1998.
  10.12 Commercial Lease Agreement dated November 7, 1996 between MEPC Quorum
        Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated
        November 13, 1997, incorporated herein by reference to Exhibit 10.13 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on
        September 10, 1998.
  10.13 Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum
        Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to
        Exhibit 10.14 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
  10.14 Assignment of Patent Rights dated October 30, 1997 by and among Bill H.
        McAnalley, Ph.D., H. Reginald McDaniel, D. Eric Moore, Eileen P. Vennum and William C. Fioretti and Mannatech, incorporated herein by reference to Exhibit 10.15 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
  10.15 Supply Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to
        Exhibit 10.17 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
  10.16 Trademark License Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit 10.19 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
  10.17 Supply Agreement effective as of January 12, 2000 by and between Mannatech and Caraloe, Inc.*
  10.18 Letter of Agreement from Mannatech to Michael L. Finney of LAREX,
        Incorporated dated December 23, 1997, incorporated herein by reference to Exhibit 10.20 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

  10.19 Product Development and Distribution Agreement effective as of
        September 15, 1997 between New Era Nutrition Inc. and Mannatech, incorporated herein by reference to Exhibit 10.21 to Mannatech's Form
        S-1 (File No. 333-63133) filed with the Commission on September 10,
        1998.
  10.20 Severance and Consulting Agreement and Complete Release dated August 1,
        1997 between Ronald E. Kozak and Mannatech, incorporated herein by reference to Exhibit 10.22 to Mannatech's Form S-1 (File No. 333-63133)
        filed with the Commission on September 10, 1998.
  10.21 Summary of Management Bonus Plan, incorporated herein by reference to
        Exhibit 10.23 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
  10.22 Individual Guaranty of Samuel L. Caster dated January 5, 1998, incorporated herein by reference to Exhibit 10.27 to Mannatech's Form
        S-1 (File No. 333-63133) filed with the Commission on September 10,
        1998.
  10.23 Individual Guaranty of Charles E. Fioretti dated January 5, 1998, incorporated herein by reference to Exhibit 10.28 to Mannatech's Form
        S-1 (File No. 333-63133) filed with the Commission on September 10,
        1998.
  10.24 Form of Employment Agreement to be entered into between Mannatech and each of Charles E. Fioretti, Patrick D. Cobb, Anthony E. Canale, Bill
        H. McAnalley and Deanne Varner, incorporated herein by reference to
        Exhibit 10.30 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-
        63133) filed with the Commission on October 28, 1998.
  10.25 Employment Agreement dated November 1, 1999, entered into between
        Mannatech and Terry L. Persinger.*
  10.26 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $33,316.02 made by Patrick D. Cob, incorporated herein by reference to Exhibit 10.25 to Mannatech's Form 10-K (File No. 000-
        24657) filed with the Commission on March 31, 1999.
  10.27 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Samuel L. Caster incorporated herein by reference to Exhibit 10.26 to Mannatech's Form 10-K (File No. 000-
        24657) filed with the Commission on March 31, 1999.
  10.28 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.09 made by Charles E. Fioretti incorporated herein by reference to Exhibit 10.27 to Mannatech's Form 10-K (File No. 000-
        24657) filed with the Commission on March 31, 1999.
  21    List of Subsidiaries.*
  23    Consent of PricewaterhouseCoopers LLP.*
  27    Financial Data Schedule.*

--------
* Filed herewith.

  (b) Reports on Form 8-K.

  On November 3, 1999, Mannatech filed a report on Form 8-K with the Commission disclosing under Item 5--"Other Events" that on October 20, 1999, shareholders controlling 74.5% of the voting stock of Mannatech acting by written consent, amended our Bylaws in order to:

  . allow our shareholders to set the size of the board; however, the board of directors must have a minimum of three directors;

  . revise the procedures for call, notice and administration of board meetings;

  . revise the duties of the Chairman of the Board to include presiding over and determining the order of business at board meetings;

  . revise the procedures for amending certain Bylaws provisions adopted by our shareholders;

  . allow special meetings of the board to be called by the President or by two other directors acting together; however, 24-hour notice must be given for these meetings, which notice may, under some circumstances be waived; and

  . provide that only board members may attend board meetings and that directors are not allowed to have personal legal counsel present, unless allowed by a majority vote of the directors.

  In the written consent, the shareholders also approved the expansion of the board from five to seven members and elected Mr. James M. Doyle, Jr., as a Class III director with his term expiring in 2002. This information was filed November 3, 1999, on a preliminary information statement on Form Pre 14C (File No. 000-24657) with the Commission.

  (d) Item 601 Exhibits

  The exhibits required by Item 601 of Regulation S-K are set forth in (a) 3. above.

  (e) Financial Statement Schedules

  The financial statement schedules required by Regulation S-K are set forth in (a) 2. above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 30, 2000.

                                          Mannatech, Incorporated

                                                  /s/ Charles E. Fioretti
                                          By: _________________________________
                                                   Charles E. Fioretti
                                             Chairman of the Board and Chief
                                                    Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 30, 2000, on behalf of the registrant and in the capacities indicated.

              Signature                                  Title
              ---------                                  -----

     /s/ Charles E. Fioretti              Chairman of the Board and Chief
______________________________________     Executive Officer (principal
         Charles E. Fioretti               executive officer)

       /s/ Samuel L. Caster               President and Director
______________________________________
           Samuel L. Caster

   /s/ Stephen D. Fenstermacher           Senior Vice President and Chief
______________________________________     Financial Officer (principal
       Stephen D. Fenstermacher            accounting officer)

      /s/ Anthony E. Canale               Executive Vice President, Chief
______________________________________     Operating Officer--International
          Anthony E. Canale                and Director

      /s/ Terry L. Persinger              Executive Vice President, Chief
______________________________________     Operating Officer--Domestic and
          Terry L. Persinger               Director

    /s/ Steven A. Barker Ph.D.            Director
______________________________________
        Steven A. Barker Ph.D.

     /s/ James M. Doyle, Jr.              Director
______________________________________
         James M. Doyle, Jr.

      /s/ Chris T. Sullivan               Director
______________________________________
          Chris T. Sullivan

                            MANNATECH, INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Annual Financial Statements:
  Report of Independent Accountants....................................... F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1999............ F-3
  Consolidated Statements of Income for the Years ended December 31, 1997,
   1998 and 1999.......................................................... F-4
  Consolidated Statements of Changes in Shareholders' Equity for the Years
   ended
   December 31, 1997, 1998 and 1999....................................... F-5
  Consolidated Statements of Cash Flows for the Years ended December 31,
   1997, 1998 and 1999.................................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Mannatech, Incorporated

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mannatech, Incorporated and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 29, 2000

                            MANNATECH, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                           December 31,
                                                      ------------------------
                                                         1998         1999
                                                      -----------  -----------
                       ASSETS
Cash and cash equivalents...........................  $   763,375  $11,575,711
Short-term investments..............................          --     1,388,239
Accounts receivable, less allowance for doubtful
 accounts of $58,000................................       62,834      274,913
Receivable from related party.......................      125,000          --
Current portion of notes receivable-shareholders....      307,487      158,359
Inventories.........................................    6,875,044   13,318,495
Prepaid expenses and other current assets...........      446,564      727,483
Deferred tax assets.................................      398,000      563,632
                                                      -----------  -----------
  Total current assets..............................    8,978,304   28,006,832
Property and equipment, net.........................   14,103,372   14,092,916
Notes receivable-shareholders, excluding current
 portion............................................      701,042      542,683
Other assets........................................      947,489    1,230,623
Long-term investments...............................          --       905,772
Deferred offering costs.............................    2,143,743          --
                                                      -----------  -----------
  Total assets......................................  $26,873,950  $44,778,826
                                                      ===========  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of capital leases and note payable..  $   854,423  $   732,320
Accounts payable....................................    5,480,033    1,890,294
Accrued expenses....................................   15,063,237   13,721,377
                                                      -----------  -----------
  Total current liabilities.........................   21,397,693   16,343,991
Capital leases and note payable, excluding current
 portion............................................    1,055,609      325,442
Deferred tax liabilities............................    1,438,000      817,256
                                                      -----------  -----------
  Total liabilities.................................   23,891,302   17,486,689
                                                      -----------  -----------
Commitments and contingencies (Note 13).............          --           --
Redeemable warrants.................................      300,000          --
                                                      -----------  -----------
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
 authorized, no shares issued and outstanding.......          --           --
Common stock, $.0001 par value, 99,000,000 shares
 authorized, 22,101,738 shares issued and
 outstanding in 1998, 24,790,601 issued and
 24,774,293 outstanding in 1999.....................        2,210        2,477
Additional paid-in capital..........................    2,632,238   17,347,319
Notes receivable from shareholders..................     (636,418)         --
Retained earnings...................................      684,618   10,146,437
                                                      -----------  -----------
                                                        2,682,648   27,496,233
Less treasury stock, at cost, 16,308 shares in
 1999...............................................          --      (204,096)
                                                      -----------  -----------
  Total shareholders' equity........................    2,682,648   27,292,137
                                                      -----------  -----------
  Total liabilities, redeemable warrants and
   shareholders' equity.............................  $26,873,950  $44,778,826
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                   December 31,
                                      ----------------------------------------
                                          1997          1998          1999
                                      ------------  ------------  ------------
Net sales............................ $150,569,843  $164,933,261  $179,729,902
Cost of sales........................   24,735,616    27,139,647    29,117,108
Commissions..........................   61,677,103    66,650,001    73,580,293
                                      ------------  ------------  ------------
                                        86,412,719    93,789,648   102,697,401
                                      ------------  ------------  ------------
  Gross profit.......................   64,157,124    71,143,613    77,032,501
                                      ------------  ------------  ------------
Operating expenses:
  Selling and administrative
   expenses..........................   27,845,502    31,880,442    34,860,898
  Other operating costs..............   19,402,317    22,359,134    26,090,427
  Cancellation of incentive
   compensation agreements...........    2,191,610           --            --
  Write-off of deferred offering
   costs.............................          --        846,782           --
                                      ------------  ------------  ------------
    Total operating expenses.........   49,439,429    55,086,358    60,951,325
                                      ------------  ------------  ------------
Income from operations...............   14,717,695    16,057,255    16,081,176
Interest income......................      (83,497)      (91,623)     (712,509)
Interest expense.....................       10,885        52,772       149,749
Other expense, net...................       29,442       298,763       113,616
                                      ------------  ------------  ------------
Income before income taxes...........   14,760,865    15,797,343    16,530,320
Income tax expense...................    4,138,822     5,743,364     5,742,397
                                      ------------  ------------  ------------
Net income........................... $ 10,622,043  $ 10,053,979  $ 10,787,923
                                      ============  ============  ============
Earnings per common share:
  Basic.............................. $       0.50  $       0.45  $       0.45
                                      ============  ============  ============
  Diluted............................ $       0.47  $       0.42  $       0.43
                                      ============  ============  ============
Unaudited pro forma data (Note 1)
  Income before income taxes, as
   reported.......................... $ 14,760,865
  Pro forma provision for income
   taxes.............................    5,682,933
                                      ------------
Pro forma net income................. $  9,077,932
                                      ============
Pro forma earnings per common share:
  Basic.............................. $       0.42
                                      ============
  Diluted............................ $       0.41
                                      ============

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                             Common Stock     Additional       Notes       Retained     Treasury Stock       Total
                         --------------------   paid-in   receivable from  earnings    ----------------  shareholders'
                           Shares   Par value   capital    shareholders    (deficit)   Shares  Amounts      equity
                         ---------- --------- ----------- --------------- -----------  ------ ---------  -------------
Balance at December 31,
 1996................... 20,626,971  $2,063   $       --     $     --     $   828,764     --  $     --    $   830,827
 Issuance of common
  stock to cancel
  incentive compensation
  agreements............  1,474,767     147     2,191,463          --             --      --        --      2,191,610
 Vesting of nonemployee
  stock options.........        --      --        155,503          --             --      --        --        155,503
 Tax benefit of shares
  issued for merger of
  partnerships..........        --      --        285,272          --             --      --        --        285,272
 Issuance of notes
  receivable--to
  shareholders..........        --      --            --      (636,418)           --      --        --       (636,418)
 Dividends declared
  ($0.37 per share).....        --      --            --           --      (8,150,201)    --        --     (8,150,201)
 Net income.............        --      --            --           --      10,622,043     --        --     10,622,043
 Distributions to
  partners..............        --      --            --           --      (4,054,739)    --        --     (4,054,739)
                         ----------  ------   -----------    ---------    -----------  ------ ---------   -----------
Balance at December 31,
 1997................... 22,101,738   2,210     2,632,238     (636,418)      (754,133)    --        --      1,243,897
 Dividends declared
  ($0.39 per share).....        --      --            --           --      (8,615,228)    --        --     (8,615,228)
 Net income.............        --      --            --           --      10,053,979     --        --     10,053,979
                         ----------  ------   -----------    ---------    -----------  ------ ---------   -----------
Balance at December 31,
 1998................... 22,101,738   2,210     2,632,238     (636,418)       684,618     --        --      2,682,648
 Dividends declared
  ($0.06 per share).....        --      --            --           --      (1,326,104)    --        --     (1,326,104)
 Repayment of notes
  receivable--
  shareholders..........        --      --            --       636,418            --      --        --        636,418
 Net proceeds from
  offering..............  1,500,000     150     9,240,808          --             --      --        --      9,240,958
 Exercise of warrants...    475,015      47       941,223          --             --      --        --        941,270
 Tax benefit from
  exercise of warrants
  and stock options.....        --      --      3,543,424          --             --      --        --      3,543,424
 Tender of common stock
  for exercise of stock
  options...............    133,766      14       204,082          --             --   16,308  (204,096)          --
 Proceeds from stock
  option exercises......    563,774      56       785,544          --             --      --        --        785,600
 Net income.............        --      --            --           --      10,787,923     --        --     10,787,923
                         ----------  ------   -----------    ---------    -----------  ------ ---------   -----------
Balance at December 31,
 1999................... 24,774,293  $2,477   $17,347,319    $     --     $10,146,437  16,308 $(204,096)  $27,292,137
                         ==========  ======   ===========    =========    ===========  ====== =========   ===========

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                   December 31,
                                       ---------------------------------------
                                           1997          1998         1999
                                       ------------  ------------  -----------
Cash flows from operating activities:
Net income...........................  $ 10,622,043  $ 10,053,979  $10,787,923
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization.......     1,189,494     2,226,931    2,969,363
 Loss on disposal of assets..........       411,202       351,642      287,475
 Noncash charge for cancellation of
  incentive compensation agreements..     2,191,610           --           --
 Vesting of nonemployee stock options
  and warrants.......................       455,503           --           --
 Tax benefit from exercise of
  warrants and stock options.........           --            --     3,543,424
 Write-off of deferred offering
  costs..............................           --        846,782          --
 Write-off of receivable from related
  party .............................           --            --       125,000
 Deferred income tax expense
  (benefit)..........................       350,283       934,368     (790,000)
 Changes in operating assets and
  liabilities:
 Accounts and notes receivable.......    (1,740,731)      437,358     (212,079)
 Refundable income taxes.............       741,000           --           --
 Inventories.........................      (375,719)   (1,551,988)  (6,443,451)
 Prepaid expenses and other current
  assets.............................      (376,507)       96,414     (280,919)
 Other assets........................        (4,749)      (41,067)    (283,134)
 Accounts payable....................     1,747,043     1,192,874   (3,589,739)
 Accrued expenses....................     4,555,685     3,522,660   (1,341,860)
                                       ------------  ------------  -----------
   Net cash provided by operating
    activities.......................    19,766,157    18,069,953    4,772,003
                                       ------------  ------------  -----------
Cash flows from investing activities:
 Acquisition of property and
  equipment and construction in
  progress...........................    (8,737,232)   (4,625,849)  (3,242,758)
 Repayment from related parties......           --            --       943,905
 Investments and restricted cash.....      (199,619)      199,619   (2,294,011)
                                       ------------  ------------  -----------
   Net cash used in investing
    activities.......................    (8,936,851)   (4,426,230)  (4,592,864)
                                       ------------  ------------  -----------
Cash flows from financing activities:
 Distributions to partners...........    (4,054,739)          --           --
 Payment of dividends................    (6,928,547)   (9,936,882)  (1,326,104)
 Proceeds from offering..............           --            --    12,000,000
 Proceeds from stock options
  exercised..........................           --            --       785,600
 Repayment of capital lease
  obligations........................       (37,265)     (301,031)    (662,551)
 Advances from shareholders and
  employees..........................        61,055           --           --
 Repayments to shareholders and
  employees..........................      (598,527)          --           --
 Proceeds from warrants exercised....           --            --       641,270
 Payment of note payable.............       (26,400)      (56,730)    (189,719)
 Deferred offering costs.............      (343,672)   (2,646,853)    (615,299)
                                       ------------  ------------  -----------
   Net cash provided by (used in)
    financing activities.............   (11,928,095)  (12,941,496)  10,633,197
                                       ------------  ------------  -----------
Net increase (decrease) in cash and
 cash equivalents....................    (1,098,789)      702,227   10,812,336
Cash and cash equivalents:
 Beginning of year...................     1,159,937        61,148      763,375
                                       ------------  ------------  -----------
 End of year.........................  $     61,148  $    763,375  $11,575,711
                                       ============  ============  ===========
Supplemental disclosure of cash flow
 information:
 Income taxes paid...................  $     68,800  $  3,642,000  $ 3,091,000
                                       ============  ============  ===========
 Interest paid.......................  $     10,885  $    109,000  $   150,000
                                       ============  ============  ===========
Summary of non-cash investing and
 financing activities follows:
 Accrued dividends and
  distributions......................  $  1,321,654  $        --   $       --
                                       ============  ============  ===========
 Tax benefit of shares granted for
  merger of partnerships.............  $    285,272  $        --   $       --
                                       ============  ============  ===========
 Assets acquired through capital
  lease obligations..................  $    397,402  $  1,471,986  $       --
                                       ============  ============  ===========
 Assets acquired through note
  payable............................  $         --  $    435,986  $       --
                                       ============  ============  ===========

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Mannatech, Incorporated (the "Company") was incorporated in the State of Texas on November 4, 1993, as Emprise International, Inc. Effective October 25, 1995, the Company changed its name to Mannatech, Incorporated. The Company, located in Coppell, Texas, develops and sells proprietary nutritional supplements and topical products through a network marketing system. The Company currently sells its products in the United States, Canada, Australia and the United Kingdom. Independent associates ("Associates") purchase products, at wholesale, for the primary purpose of selling to retail consumers or for personal consumption. In addition, Associates earn commissions on their downline growth and sales volume.

  On April 22, 1998, the Company formed a wholly-owned subsidiary, Mannatech Australia Pty Limited for the purpose of conducting business in Australia. The Australian subsidiary, located in St. Leonards, began operations on October 1, 1998.

  On December 1, 1998, the Company formed a wholly-owned subsidiary, Mannatech Limited, for the purpose of conducting business in the Republic of Ireland. This subsidiary is dormant pending the start-up operations in the Republic of Ireland.

  In April 1999, the company formed a wholly-owned subsidiary, Mannatech Ltd., for the purpose of conducting business in the United Kingdom as a limited service provider. The United Kingdom subsidiary is located in Basingstoke, Hampshire and began operations on November 15, 1999.

  On May 1, 1999, the Company formed a wholly-owned subsidiary, Mannatech Foreign Sales Corporation, under the laws of Barbados to act as a "foreign sales corporation" as defined in the United States Internal Revenue Code.

  On May 7, 1999, the Company formed a wholly-owned subsidiary, Internet Health Group, Inc., a Texas corporation, for marketing its proprietary products, specially developed nutritional supplements and sports nutrition products over the Internet. Internet Health Group, Inc. is located in Dallas, Texas, and operates through its website, www.clickwell.com, which began operations on December 20, 1999.

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reorganization

  In December 1994, to achieve certain tax efficiencies and to protect certain of the Company's proprietary rights, the Company transferred certain of its rights and interests in intellectual property, the right to use a supplier's trademark and it's marketing rights to two affiliated partnerships ("Royalty Partnership" and "Marketing Partnership," respectively, or collectively the "Partnerships"). The Marketing Partnership was owned by two affiliated partnerships that also shared common ownership with the Company. The respective ownership interests in the Partnerships were structured with the intention of retaining the same economic interests among the partners as that of the shareholders of the Company. In the case of the intellectual property and trademark transferred to the Royalty Partnership, the Company entered into a 17-year agreement with the Royalty Partnership to pay a royalty based on sales volume. In the case of the Marketing Partnership, the Company paid a commission based on a specified percentage of sales volume. At the time of transfer, the rights and interest in intellectual property, supplier's trademark and marketing rights had a minimal basis. During 1994, the Company also entered into separate incentive compensation agreements with two of its shareholders pursuant to which the

                            MANNATECH, INCORPORATED

Company agreed to pay commissions based on specified monthly sales volumes and increases in number of new enrolled Associates. These agreements were designed to compensate for the differences in ownership in the Partnerships for one of the principal shareholders and to provide compensation to a shareholder in lieu of receiving a Partnership interest.

  On June 1, 1997, in order to simplify the Company's ownership structure and consolidate all operating activities, the Company entered into agreements to effect a reorganization through merging with the corporate general partners of the Partnerships (with the Company as the surviving corporation) and exchanging 10,000,000 shares of the Company's common stock, par value $0.0001 per share, for the entire ownership interests of the corporate general partners and the Partnerships and issued 2,027,571 shares of its common stock in consideration for the cancellation of certain incentive compensation agreements with a shareholder who is an associate, a shareholder who is an executive officer and four other employees of the Company. The net effect of the foregoing transactions was to increase the Company's common shares outstanding by 12,027,571 while retaining substantially the same relative original ownership of the Company. The only ownership percentage change among the original shareholders related to 208,024 shares granted to one shareholder in recognition of significant contributions to the Company, which resulted in minor dilution to the other original seven shareholders at the time of the exchange. The fair value of these additional shares was expensed, and included in the cancellation of incentive compensation agreements in the statement of income. No monetary consideration changed hands and the changes were designed to reestablish the original economic characteristics of the Company. Aside from the new shares issued to the four employees to cancel their incentive compensation agreements, relative ownership interests, as evidenced by retention of economic risks and benefits, remained virtually the same. After the exchange, the Company terminated and liquidated the Partnerships at no gain or loss. The merger was accounted using the historical basis for each entity, effectively combining the entities as a pooling of interests.

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

Accounts Receivable Allowance Account

  Accounts receivable consist of a refund due for the overpayment of a 1998 sales tax assessment, a refund of value added tax from the United Kingdom and payments due from vendors for the purchase of raw material inventories offset by an allowance account for any amounts that are deemed uncollectible. The balance of the allowance for doubtful accounts was approximately $58,000 at both December 31, 1998 and 1999.

Inventories

  Inventories consist of raw materials and finished goods and are stated at the lower of cost (using the first-in, first-out method) or market.

                            MANNATECH, INCORPORATED

Property and Equipment

  Property and equipment are stated at cost, less accumulated depreciation that is computed using the straight-line method over the estimated useful life of each asset. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other (income) expense.

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

Other Assets

  Other assets consist primarily of deposits in an Australian bank that include a restricted term deposit of approximately $88,000 at December 31, 1998 and $99,000 at December 31, 1999. This term deposit matures every six months and is automatically renewed by the Company as security for the Australian building lease.

Deferred Offering Costs

  Deferred offering costs were costs incurred in connection with the initial public offering of the Company's common stock (the "Offering"). The Offering was consummated on February 12, 1999 and the deferred offering costs were deducted from the proceeds received.

Accounts Payable

  The Company records book overdrafts in its cash accounts as accounts payable. Accounts payable includes book overdrafts of $1,309,908 at December 31, 1998.

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

                            MANNATECH, INCORPORATED

Revenue Recognition

  Revenue is recognized for product sales upon the receipt of payment and shipment of the products to the Associates. A reserve for product returns is accrued based on historical experience. Revenues are received for starter and renewal packs sold to Associates, which include nutritional products, sales aids and admission to a corporate event.

  The Company defers revenue received from the sale of the starter and renewal packs, which is in excess of the average wholesale value of the individual items included in such packs. Such deferrals are amortized over a twelve-month period. Revenues from the packs are allocated between products and event admission based on the proportionate average fair value of these items. Allocated event revenue from the sales of these packs was approximately $906,000, $471,000 and $423,000 in 1997, 1998 and 1999, respectively. The allocated event revenues are amortized over a twelve-month period. Total net deferred revenue was $662,176 and $844,649 at December 31, 1998 and 1999, respectively. Substantially all product sales are made to Associates at a published wholesale price. Net sales also reflect product returns and any related refunds.

Accounting for Stock-based Compensation

  The Company uses Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," for stock-based compensation issued to nonemployees. FAS 123 requires that stock-based compensation be measured by the fair value at the date of grant. The Company measures the cost of stock-based compensation issued to employees and directors under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. The Company has provided pro forma disclosures, as required by FAS 123, in Note 12 for stock-based compensation accounted for under APB 25.

Advertising Costs

  Advertising and promotional expenses are included in selling and administrative expenses and are charged to operations when incurred. Advertising and promotional expenses were approximately $2,241,000, $3,821,000 and $3,621,000 for 1997, 1998 and 1999, respectively. Literature and promotional items, called sales aids, are sold to Associates to support their sales effort and are included in inventories and charged to cost of sales when sold.

Research and Development Costs

  The Company expenses research and development costs when incurred. Research and development costs related to specific clinical studies, quality assurance programs and new product development were approximately $381,000, $391,000 and $438,000 in 1997, 1998 and 1999, respectively. Research and development costs related to conceptualizing new products, enhancing existing products, Food and Drug Administration compliance studies, general supplies, internal salaries and consulting fees were approximately $3,008,000, $3,365,000 and $3,623,000 in 1997, 1998 and 1999, respectively. Salaries are included in selling and administrative expenses and all other research and development costs are included in other operating expenses in the accompanying consolidated financial statements.

Software Development Costs

  The Company capitalizes qualifying costs relating to the development of internal use software pursuant to Statement Of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires capitalization of qualifying costs after the conceptual

                            MANNATECH, INCORPORATED
formulation stage has been completed, and such costs are amortized over the estimated useful life of the software, which is estimated at five years. Capitalized costs totaled $1,713,000, $929,000 and $1,673,000 in 1997, 1998 and 1999, respectively. Amortization expense related to capitalized software totaled $0, $346,000 and $528,000 in 1997, 1998 and 1999, respectively.

Earnings per Share

  The Company calculates earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the consolidated statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are computed using the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

Concentrations of Credit Risk

  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and receivables from related parties. The Company utilizes financial institutions, which the Company considers to be of high credit quality. The Company believes its notes receivables from shareholders, at December 31, 1999, are fully collectible.

Fair Value of Financial Instruments

  The fair value of the Company's financial instruments, including cash and cash equivalents, notes receivable, notes payable, capital leases, payable to affiliates and accrued expenses, approximate their recorded values due to their relatively short maturities.

Foreign Currency Translation

  The Australian and the United Kingdom subsidiaries' functional currency is the United States dollar. Nonmonetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and income statement accounts are translated at average exchange rates for the year. Translation (gains) and losses of our foreign subsidiaries totaled $16,541 and ($175,564) in 1998 and 1999 respectively, and are included, in other expense, in the consolidated statements of income.

Commissions

  Associates are paid commissions, which are based on direct and indirect commissionable sales, downline growth and training of Associates. Commissions are accrued when earned and generally paid at various times within the following month.

Reclassification

  Certain prior years' balances have been reclassified to conform to the 1999 consolidated financial statement presentation.

                            MANNATECH, INCORPORATED

NOTE 2 INITIAL PUBLIC OFFERING

  On February 12, 1999, the Company completed an initial public offering, (the "Offering") on the Nasdaq National Market under the symbol "MTEX". In the Offering, the Company and certain selling shareholders sold an aggregate of 3,056,016 shares of common stock, par value $0.0001 per share, at a price of $8.00 per share. Of the total shares sold, 1,500,000 were sold by the Company, yielding gross proceeds to the Company of $12,000,000. The net proceeds to the Company were $9,240,958 after deducting deferred offering costs of $1,963,431, legal, accounting, printing and other costs of approximately $406,385, and the fee to the placement agent involved in the Offering of $389,226, net of reimbursement of $90,774 in expenses by the placement agent.

  The selling shareholders sold 1,556,016 shares of common stock, yielding gross proceeds of $12,448,128. The net proceeds paid to the selling shareholders were $11,950,203, after deducting the fee to the placement agent of approximately $497,925.

NOTE 3 INVESTMENTS

  The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Under FAS 115, debt securities that have readily determinable fair values are to be classified in three categories: held-to-maturity, trading securities and available for sale. Investments that the Company has the intent and the ability to hold to maturity are carried at amortized cost. The amortized cost of debt securities are classified as held-to-maturity and adjusted for amortization of premiums and accretion of discounts. Realized gains and losses on sales of securities are included in other expense, net in the statements of income.

  At December 31, 1999, investments consist of obligations of United States Government sponsored enterprises, which are classified as held-to-maturity, and include the following:

                                                             Gross
                                                Amortized  Unrealized    Fair
     Matures                                       Cost       Loss      Value
     -------                                    ---------- ---------- ----------
     0 - 1 year................................ $1,388,239  ($1,371)  $1,386,868
     1 - 5 years............................... $  755,662  ($1,960)  $  753,702
     5 + years................................. $  150,110    ($217)  $  149,893
                                                ----------  -------   ----------
                                                $2,294,011  ($3,548)  $2,290,463
                                                ==========  =======   ==========

NOTE 4 INVENTORIES

  Inventories at December 31, 1998 and 1999 consist of the following:

                                                             1998       1999
                                                          ---------- -----------
   Raw materials......................................... $3,054,317 $ 5,788,087
   Finished goods........................................  3,820,727   7,530,408
                                                          ---------- -----------
                                                          $6,875,044 $13,318,495
                                                          ========== ===========

                            MANNATECH, INCORPORATED

NOTE 5 PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 1998 and 1999 consist of the following:

                                         Estimated
                                        Useful Lives    1998         1999
                                        ------------ -----------  -----------
   Office furniture and equipment...... 5 to 7 years $ 6,833,690  $ 5,043,233
   Computer equipment.................. 3 to 5 years   4,776,409    9,926,177
   Automobiles.........................      5 years     394,806       27,601
   Leasehold improvements..............     10 years   4,845,439    4,910,688
                                                     -----------  -----------
                                                      16,850,344   19,907,699
   Less accumulated depreciation and
    amortization.......................               (3,379,202)  (6,161,515)
                                                     -----------  -----------
                                                      13,471,142   13,746,184
   Construction in progress............                  632,230      346,732
                                                     -----------  -----------
                                                     $14,103,372  $14,092,916
                                                     ===========  ===========

  Capital leases of $1,869,388 and $1,729,478 are included in both the December 31, 1998 and 1999 balances and respectively, and relate to the warehouse equipment and laboratory. In 1998, construction in progress consists of the construction of a new warehouse facility, a research and development laboratory and the internal development of a new computer software package. In 1999, construction in progress consists of internally developed software and warehouse equipment.

NOTE 6 ACCRUED EXPENSES

  Accrued expenses at December 31, 1998 and 1999 consist of the following:

                                                           1998        1999
                                                        ----------- -----------
   Commissions payable................................. $ 3,706,301 $ 4,018,421
   Income taxes payable................................   3,865,000      34,890
   Accrued royalties and compensation..................   2,086,290   2,061,638
   Accrued inventory purchases.........................   1,559,845   3,121,184
   Sales and other taxes payable.......................     839,931     875,011
   Deferred revenue....................................     662,176     844,649
   Customer deposits...................................     660,557     417,541
   Other accrued expenses..............................   1,683,137   2,348,043
                                                        ----------- -----------
                                                        $15,063,237 $13,721,377
                                                        =========== ===========

NOTE 7 NOTE PAYABLE

  In 1998, the Company entered into an unsecured note payable totaling $435,670, with a finance company to finance its three-year product liability insurance premiums. The note bears interest at 8.0% and is payable in monthly installments of $16,412 through December 2000. The remaining balance at December 31, 1999 was $189,221, which is reflected as a current liability.

NOTE 8 CAPITAL LEASE OBLIGATIONS

  In March and August 1998, the Company entered two new lease agreements totaling $631,000 and $841,000, respectively, with Banc One Leasing Corporation to fund the purchase of furniture and certain capital

                            MANNATECH, INCORPORATED
equipment in connection with its new laboratory facility and its warehouse. The leases are collateralized by the leased assets, bear interest at 9.3%, are payable in thirty-six monthly installments and contain certain covenants which require the Company to maintain stated levels of debt to tangible net worth and cash flow coverage. The Company was in compliance with these covenants at December 31, 1999.

  The Company also leases certain equipment under various capital leases agreements of approximately $280,000. These agreements have terms that range from three to five years and contain either a bargain purchase option or a buyout provision, which the Company intends to exercise. A summary of future minimum payments under these capital lease agreements is as follows:

                                                                    Year Ending
                                                                    December 31,
                                                                    ------------
   2000............................................................  $ 601,760
   2001............................................................    312,873
   2002............................................................     28,189
                                                                     ---------
   Future minimum lease payments...................................    942,822
   Less imputed interest (approximately 9.3%)......................    (74,281)
                                                                     ---------
                                                                       868,541
   Less current portion of capital lease obligations...............   (543,099)
                                                                     ---------
   Capital lease obligations, excluding current portion............  $ 325,442
                                                                     =========

NOTE 9 INCOME TAXES

  The components of the Company's income before income taxes are attributable to the following jurisdictions for the years ended December 31:

                                                1997        1998        1999
                                             ----------- ----------- -----------
     United States.......................... $14,760,865 $15,733,192 $16,315,716
     Foreign................................         --       64,151     214,604
                                             ----------- ----------- -----------
                                             $14,760,865 $15,797,343 $16,530,320
                                             =========== =========== ===========

  The components of the Company's income tax provision for 1997, 1998 and 1999 were as follows:

                                                  1997       1998       1999
                                               ---------- ---------- ----------
   Current provision:
     Federal.................................. $3,324,855 $4,350,762 $6,283,820
     State....................................    463,685    430,234    276,577
     Foreign..................................        --      28,000    (28,000)
                                               ---------- ---------- ----------
                                                3,788,540  4,808,996  6,532,397
                                               ---------- ---------- ----------
   Deferred provision:
     Federal..................................    291,223    853,368   (674,000)
     State....................................     59,059     81,000   (116,000)
                                               ---------- ---------- ----------
                                                  350,282    934,368   (790,000)
                                               ---------- ---------- ----------
                                               $4,138,822 $5,743,364 $5,742,397
                                               ========== ========== ==========

                            MANNATECH, INCORPORATED

  A reconciliation of income tax based on the U.S. federal statutory rate is summarized as follows for the years ended December 31:

                                                              1997  1998  1999
                                                              ----  ----  ----
   Federal statutory income taxes............................ 35.0% 35.0% 35.0%
   Partnership income........................................ (9.6)  --    --
   State income taxes, net of federal benefit................  2.4   2.1   1.0
   Difference between U.S. statutory rate and foreign rate...  0.0  (1.4) (1.0)
   Nondeductible expenses....................................  0.5   0.7   0.7
   Other..................................................... (0.2)  --   (1.0)
                                                              ----  ----  ----
                                                              28.1% 36.4% 34.7%
                                                              ====  ====  ====

  Deferred taxes consisted of the following at December 31:

                                                             1998       1999
                                                          ---------- ----------
Deferred tax assets:
  Current:
    Deferred revenue..................................... $  253,000 $  312,000
    Inventory capitalization.............................    123,000    207,000
    Other................................................     22,000     44,632
                                                          ---------- ----------
      Total current deferred tax assets..................    398,000    563,632
                                                          ---------- ----------
  Noncurrent:
    Compensation expense.................................    213,000     82,000
    Start up costs.......................................        --     272,000
    Capital loss carryforward............................     19,000     19,000
                                                          ---------- ----------
      Total noncurrent deferred tax assets...............    232,000    373,000
                                                          ---------- ----------
        Total gross deferred tax assets.................. $  630,000 $  936,632
                                                          ========== ==========
Deferred tax liabilities:
  Noncurrent:
    Depreciation and amortization........................ $1,670,000 $1,190,256
                                                          ========== ==========

  The net deferred tax assets (liabilities) are classified in the consolidated financial statements as follows:

                                                           1998        1999
                                                        -----------  ---------
   Current deferred tax assets......................... $   398,000  $ 563,632
   Noncurrent deferred tax liabilities.................  (1,438,000)  (817,256)
                                                        -----------  ---------
   Net deferred tax assets (liabilities)............... $(1,040,000) $(253,624)
                                                        ===========  =========

  It is the opinion of the Company's management that the deferred tax assets will more likely than not be realized; therefore, a valuation allowance is not required.

NOTE 10 TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

  During 1997, the Company converted certain accounts receivable from an affiliated company to notes receivable due from the shareholders of the affiliated company. These shareholders are also shareholders of the Company. The notes receivable bear interest at 6.0%, and were due upon the earlier of the sale of the affiliated

                            MANNATECH, INCORPORATED
company or December 31, 1998. On December 31, 1998, the due date was extended to December 31, 1999. On February 17, 1999, the Company signed new notes receivable agreements with each of the shareholders. The new notes bear interest at 6.0%; the first payment is payable immediately and the remaining installments are due annually through February 17, 2004. The total amount of such notes outstanding at December 31, 1998 and 1999 was $1,008,529 and $701,042, respectively. The future maturities of notes receivables due from shareholders are as follows:

                                                                  Year Ending
                                                                  December 31,
                                                                  ------------
   2000..........................................................   $158,359
   2001..........................................................    125,241
   2002..........................................................    132,807
   2003..........................................................    140,830
   2004..........................................................    143,805
                                                                    --------
                                                                     701,042
   Less current portion..........................................   (158,359)
                                                                    --------
   Notes receivable due from shareholders, excluding current
    portion......................................................   $542,683
                                                                    ========

  On December 31, 1997, the Company advanced $283,834 to two officers and $352,584 to two directors of the Company to pay taxes due in connection with the cancellation of their incentive compensation agreements. These advances were evidenced by notes receivable from the shareholders. These notes were non-interest bearing, collateralized by 203,101 shares of common stock held by such shareholders and were due upon the earlier of December 31, 1999 or upon sale of the stock. The total amount of these notes outstanding at December 31, 1998 was $636,418, which were paid in full in February 1999.

  In 1997, 1998 and 1999, the Company accrued commission expenses to a major shareholder and former executive officer of approximately $14,378, $121,000 and $453,000 of which $30,034 and $37,134 remained unpaid at December 31, 1998 and 1999, respectively. During 1998, the Company also paid to the major shareholder and former executive officer $250,000 for various consulting activities related to new product development. During 1997, the Company advanced $125,000 to the major shareholder and former executive officer's brother-in-law, which remained unpaid at December 31, 1998. During 1999, the major shareholder and former executive officer guaranteed these funds to the Company; however, in December 1999, the $125,000 was written off by the Company and included in other operating expenses in the consolidated financial statements

NOTE 11 CANCELLATION OF INCENTIVE COMPENSATION AGREEMENTS

  Prior to June 1, 1997, the Company paid certain shareholders and employees commissions, which were based on sales volume. During 1997, the Company issued 2,027,571 shares of the Common Stock to shareholders and employees to cancel these agreements. These shares included 626,971 of shares issued to cancel incentive compensation agreements, which had been provided to two shareholders in lieu of ownership interests in the Partnerships (Note 1). The shares issued were valued at $1.30 per share, which was based on an appraisal at the date of the transaction. In December 1997, the Company agreed to cancel another incentive compensation agreement by issuing 74,167 shares of the common stock valued at $5.00 per share. As a result of these transactions, during 1997 the Company recognized additional nonrecurring compensation expense of $2,191,610.

  In April 1994, the Company entered into two incentive compensation agreements with Ray Robbins, an Associate and a shareholder of the Company. The agreements and their subsequent amendments required the Company to pay compensation based on a specified monthly sales volume and increase in the admittance of new

                            MANNATECH, INCORPORATED
independent Associates. One of these agreements was subsequently canceled in 1997. In June 1999, the other incentive agreement was canceled by paying Mr. Robbins $750,000. Of this amount, $500,000 was paid at the time the agreement was canceled. The remaining $250,000 is payable in monthly installments of $10,000 over two years. These installments are non-interest bearing and are included in accrued expenses. The $750,000 charge is included in other operating expenses in the consolidated financial statements. During 1997, 1998 and 1999 the Company paid Mr. Robbins related to the incentive agreements approximately $467,000, $120,000 and $58,000, respectively.

NOTE 12 EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

  Effective May 9, 1997, the Company adopted a defined contribution 401(k) and Profit sharing plan (the "Plan"). The Plan covers all full-time employees who have completed three months of service and attained the age of twenty-one. Employees can contribute up to 15% of their annual compensation. The Company will match 25% of the first 6% contributed and may also make discretionary contributions to the Plan, which may not exceed 100% of the first 15% of the employees annual compensation. Company contributions to employees vest ratably over a five-year period. During 1997, 1998 and 1999, the Company contributed, to the plan, approximately $49,000, $93,000 and $150,000, respectively.

Stock Option Plans

  In May 1997, the Board of Directors approved the 1997 Stock Option Plan (the "1997 Stock Option Plan") which provides incentive and nonqualified stock options to employees and nonemployees, respectively. The Company reserved 2,000,000 shares of common stock for issuance pursuant to the stock options granted under the 1997 Stock Option Plan. In 1997, 1,600,000 options were granted under the 1997 plan that became exercisable on May 13, 1999. The remaining 400,000 options were granted in 1998 of which 50,000 options were canceled in 1999 and the remaining 350,000 options became exercisable beginning July 31, 1999. On October 19, 1999, 50,000 options were granted to a director and vest over three years beginning, October 19, 2000.

  In May 1998, the Board of Directors approved the 1998 Stock Option Plan (the "1998 Stock Option Plan") which provides incentive and nonqualified stock options to employees and nonemployees, respectively. The Company reserved 1,000,000 shares of common stock for issuance pursuant to the stock options granted under the 1998 Stock Option Plan. Options granted become exercisable ratably over a period up to three years. No options will remain exercisable later than ten years after the date of the grant.

                            MANNATECH, INCORPORATED

  Stock options outstanding for the 1998 and 1999 Stock Options Plans, (collectively, "the Stock Option Plans") are as follows:

                                   1997            1998            1999
                              --------------- --------------- ----------------
                                     Weighted        Weighted         Weighted
                                     Average         Average          Average
                              Shares Exercise Shares Exercise Shares  Exercise
                              (000s)  Price   (000s)  Price   (000s)   Price
                              ------ -------- ------ -------- ------  --------
Outstanding at beginning of
 year........................   --    $  --   1,600   $1.45   2,343    $3.53
 Granted..................... 1,600    1.45     743    8.00     675     7.81
 Exercised...................   --      --      --      --     (714)    1.38
 Canceled....................   --      --      --      --       50     8.00
Outstanding at end of year... 1,600   $1.45   2,343   $3.53   2,254    $5.39
                              -----   -----   -----   -----   -----    -----
Options exercisable at year-
 end.........................   --    $  --     --    $  --   1,422    $4.33
                              -----   -----   -----   -----   -----    -----
Weighted-average fair value
 of options granted during
 the year....................         $1.11           $2.20            $3.03
                              =====   =====   =====   =====   =====    =====

  During 1999, the Board of Directors of the Company's wholly-owned subsidiary, Internet Health Group, Inc.'s ("IHG"), approved their 1999 Incentive and Nonstatutory Stock Option Plan ("IHG Plan"). Under the IHG Plan, a total of 1,500,000 shares of IHG's common stock, par value $0.0001 per share was reserved for issuance. During 1999, IHG granted 1,258,750 incentive stock options to various employees and to the executive officers of the Company. The stock options are exercisable at $0.27 per share, which was the estimated fair value on the date of grant. The options are exercisable over three years beginning on July 10, 2000. As of December 31, 1999 none of these options were exercised or canceled. The weighted-average fair value of options granted during 1999 was $0.15 per share and the weighted-average remaining contractual life was 9.8 years.

  The following table summarizes information with respect to options outstanding and exercisable at December 31, 1999:

                                  Options Outstanding        Options Exercisable
                            -------------------------------- ---------------------
                            Number Weighted Weighted Average             Weighted
                              of   Average     Remaining                  Average
                            Shares Exercise   Contractual      Number    Exercise
   Exercise Price Range     (000s)  Price   Life (in years)  of Shares     Price
   --------------------     ------ -------- ---------------- ----------  ---------
   $1.35 -- $2.00..........   886   $1.51         7.4                806  $    1.51
   $7.00 -- $8.00.......... 1,368    7.91         9.1                616       8.00
                            -----   -----         ---          ---------  ---------
   $1.35 -- $8.00.......... 2,254   $5.39         8.4              1,422  $    4.33
                            =====   =====         ===          =========  =========

                            MANNATECH, INCORPORATED

  For both IHG and Mannatech stock option plans, incentive stock options granted to employees are valued using the intrinsic method, are nontransferable and are granted for terms no longer than ten years and at a price which may not be less than 100% of the fair value of the common stock on the date of grant. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the vesting period. The Company's pro forma information follows:

                                                1997        1998        1999
                                             ----------- ----------- -----------
   Consolidated net income
     As reported............................ $10,622,043 $10,053,979 $10,787,923
     Pro forma.............................. $10,542,364 $ 9,701,349  10,042,488
   Basic EPS
     As reported............................ $      0.50 $      0.45 $      0.45
     Pro forma.............................. $      0.49 $      0.44 $      0.42
   Diluted EPS
     As reported............................ $      0.47 $      0.42 $      0.43
     Pro forma.............................. $      0.47 $      0.41 $      0.42

  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions during 1997, 1998 and 1999:

                                                               1997  1998  1999
                                                               ----  ----  ----
   Dividend yield.............................................   4%    4%     0%
   Expected volatility........................................   0%    0%  47.7%
   Risk-free rate of return................................... 5.0%  5.4%   6.3%
   Expected life (in years)...................................  10     6      6

  Under the Stock Option Plans, nonqualified stock options granted to nonemployees are valued using the fair value method, are nontransferable and are granted for terms no longer than six years and at a price which may not be less than 100% of the fair value of the common stock on the date of grant. During 1997, the Company issued 356,000 nonqualified stock options to nonemployees at an exercise price of $1.35 per share. Additionally, the Company issued 100,000 nonqualified stock options in July 1997. These options are priced at $2.00, vest immediately, are exercisable after one year and have a term of six years.

  During 1997, compensation expense of $155,503 was included in other operating expenses for the nonemployee options. This expense was determined by calculating the fair value of options granted on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

   Dividend yield..........................................................   4%
   Expected volatility.....................................................  30%
   Risk-free rate of return................................................ 5.0%
   Expected life (in years)................................................   6

  During 1997, the Company granted a consulting firm 475,015 warrants to purchase the same number of shares of the Company's common stock. These warrants were nontransferable and vested as follows: 178,125 shares at issuance and 26,990 each month through March 1, 1998. The warrants were exercisable at $1.35 per share and were to expire on the earlier of May 1, 2003 or thirty-six months after the underlying shares were

                            MANNATECH, INCORPORATED
registered for public resale under the Securities Act. At December 31, 1998, all of the warrants were vested and in February 1999, all of these warrants were exercised.

  As a provision of the warrant agreement, the consulting firm could require the Company to repurchase the outstanding warrants between May 1998 and May 1999 for $300,000. Accordingly, it was determined that the fair value of the warrants as of December 31, 1998 was $300,000.

NOTE 13 COMMITMENTS AND CONTINGENCIES

  The Company leases certain office space, automobiles and equipment under various noncancelable operating leases, and has options to renew and renegotiate most of the leases. The leases expire at various times through January 2008. The Company also leases equipment under various month-to-month cancelable operating leases. Total rent expense was approximately $702,000, $1,160,000 and $1,600,000 in 1997, 1998 and 1999, respectively.

  Approximate future minimum rental commitments for the operating leases are as follows:

                                                                    Year Ending
                                                                    December 31,
                                                                    ------------
   2000............................................................  $1,675,000
   2001............................................................   1,595,000
   2002............................................................   1,263,000
   2003............................................................     889,000
   2004............................................................     755,000
   Thereafter......................................................   1,616,000
                                                                     ----------
                                                                     $7,793,000
                                                                     ==========

  Effective September 1, 1998, the Company entered into various employment agreements with six of its executives. The employment agreements are for five years with a specified minimum salary and are extended automatically each year for one additional year unless both parties agree to termination prior to the end of any term. On November 1, 1999, the Company entered into an employment agreement with another one of its executives. This agreement expires in October 2002. The agreements can be canceled by either party; however, if canceled without cause, by the Company, the Company is required to pay the minimum salary for the life of the agreement. In 1995 and 1996, the Company entered into various cancelable employment agreements with some of its key employees which provide for minimum annual salaries based on sales volume. In 1997 the Company terminated several of these contracts. As a result of the terminations, the Company incurred approximately $499,000 in severance charges.

  The Company has a commitment with a supplier to purchase raw materials through August 2000. On January 12, 2000, the Company extended this commitment for an additional two years. The purchase commitment with this supplier is approximately $5.6 million, $7.9 million and $4.6 million for 2000, 2001 and 2002, respectively.

  The Company utilizes royalty agreements with individuals or entities to provide compensation for items such as reprints of articles or speeches relating to the Company; sales of promotional videos featuring sports personalities and promotional efforts in product sales or attracting new Associates. In addition, in 1997 until August 1998, the Company paid a monthly fee of $20,000 to a research foundation for promoting and conducting health studies of Associates. The total expenses for all of these agreements were approximately $1,568,000, $933,000 and $416,000 in 1997, 1998 and 1999,
respectively.

                            MANNATECH, INCORPORATED

  In 1998, the Company paid $295,000 for any possible sales tax assessment from a certain state comptroller, including any applicable interest by the state agency. In 1999, the sales tax audit was completed and the Company was refunded approximately $135,000 related to the 1998 assessment. The expense and refund was included in operating expenses in the consolidated financial statements.

  In October 1999, the Company entered into an agreement with a shareholder and a high level Associate where the Associate will promote the Company and begin the development of downline growth in Japan. Under the terms of the agreement, the Company will pay the Associate $50,000 a month plus all expenses for two years. The Associate can also earn additional commissions of up to $1,600,000 for the development and sale of training materials and sales aids. During 1999, the Company accrued $206,000 of which $106,000 remained unpaid at December 31, 1999.

NOTE 14 CAPITAL TRANSACTIONS

 Stock Split

  On May 14, 1997, the Board of Directors declared a 1,000-for-1 stock split of the Company's common stock. The Board also approved a change in the stated par value of common shares from $0.01 per share to $0.0001 per share, and increased the number of authorized shares to 100,000,000. All share and per share data have been retroactively adjusted for this split.

 Preferred Stock

  On April 8, 1998, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 to 99,000,000. Additionally, the Company has authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share.

 Treasury Stock

  During 1999, three of the Company's existing shareholders tendered 16,308 shares of their common stock, to the Company, at the current market price on the date of transfer, to exercise 150,074 stock options at $1.35 per share. The Company recorded these shares received as treasury stock.

NOTE 15 LITIGATION

  On February 29, 2000, a class action lawsuit was filed in District Court, County of Boulder, Colorado; naming the Company and three other companies as co-defendants. The other companies were involved in selling of certain health benefits program offered to the Company's Associates. The suit alleged the defendants were marketing and selling illegal health insurance policies, committed fraud and failed to pay benefits under such policies, which caused economic loss to the plaintiffs and others. The suit seeks a trial by jury and an unspecified amount of damages. The Company believes it has valid defenses and that the allegations are completely without merit. The Company intends to vigorously defend its position. Nevertheless, an adverse resolution to this matter might have a material adverse effect on the Company's business, results of operations, financial condition and liquidity.

  The Company has several other pending claims incurred in the normal course of business which, in the opinion of management, can be resolved without material affect on the Company's consolidated results of operations or consolidated financial condition.

                            MANNATECH, INCORPORATED

NOTE 16 EARNINGS PER SHARE

  The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive common stock. The number of shares used in the calculations for 1997 reflects the 1,000-for-1 stock split on April 15, 1997.

                                 1997                                1998                                1999
                  ----------------------------------- ----------------------------------- -----------------------------------
                    Income       Shares     Per Share   Income       Shares     Per Share   Income       Shares     Per Share
                  (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                  ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------
Basic EPS
Net income
 available to
 common
 shareholders.... $10,622,043  21,448,551     $0.50   $10,053,979  22,101,738     $0.45   $10,787,923  24,133,161     $0.45
                  -----------  ----------     =====   -----------  ----------     =====   -----------  ----------     =====
Effect of
 dilutive
 securities:
 Stock options...         --      770,018                     --    1,293,481                     --    1,091,179
 Stock warrants..         --      181,815                     --      263,703                     --          --
                  -----------  ----------             -----------  ----------             -----------  ----------
Diluted EPS
 Net income
  available to
  common
  shareholders
  plus assumed
  conversions.... $10,622,043  22,400,384     $0.47   $10,053,979  23,658,922     $0.42   $10,787,923  25,224,340     $0.43
                  ===========  ==========     =====   ===========  ==========     =====   ===========  ==========     =====

  At December 31, 1999, 1,367,500 common stock options were excluded from the dilutive EPS calculation as the option exercise price was greater than the average market price of the common stock. The effect of such inclusion in the EPS calculation would be to increase the income per share.

NOTE 17 SEGMENT INFORMATION

  The Company conducts its business within one industry segment. No Associate accounted for more than 10% of total sales for the years ended December 31, 1997, 1998 and 1999. There were no long-lived assets in Canada. Australia had recorded long-lived assets totaling approximately $0.5 million and $0.9 million for December 31, 1998 and 1999, respectively. The United Kingdom recorded long-lived assets totaling approximately $0.5 million at December 31, 1999. Net sales (in millions and as a percentage of net sales) by country for the years ended December 31, 1997, 1998 and 1999 were as follows:

   Year   United States    Canada    Australia  United Kingdom
   ----   -------------- ----------- ---------- ---------------
   1997   $ 127.9  84.9% $22.7 15.1% $  --  --% $    --     --%
   1998   $ 135.9  82.5% $26.8 16.1% $ 2.2 1.4% $    --     --%
   1999   $ 137.9  76.7% $25.7 14.3% $15.8 8.8% $   0.3    0.2%

                               INDEX TO EXHIBITS

  3.1  Amended and Restated Articles of Incorporation of Mannatech dated
       October 25, 1995, incorporated herein by reference to Exhibit 3.1 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on
       September 10, 1998.

  3.2 Amended and Restated Bylaws of Mannatech dated August 26, 1997, incorporated herein by reference to Exhibit 3.2 to Mannatech's Form S-1
       (File No. 333-63133) filed with the Commission on September 10, 1998.

  3.3 Amendment to the Bylaws of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.3 to Mannatech's Form S-1 (File No.
       333-63133) filed with the Commission on September 10, 1998.

  3.4 Amendment to the Bylaws of Mannatech dated October 20, 1999, incorporated herein by reference to Exhibit 99.1 to Mannatech's Form 8-K
       (File No. 000-24657) filed with the Commission on November 3, 1999.

  4.1 Specimen Certificate representing our common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

 10.1 1997 Stock Option Plan dated May 20, 1997, incorporated herein by reference to Exhibit 10.1 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.2 1998 Incentive Stock Option Plan dated April 8, 1998, incorporated herein by reference to Exhibit 10.2 to Mannatech's Form S-1 (File No.
       333-63133) filed with the Commission on September 10, 1998.

 10.3 Agreement and Plan of Merger dated as of June 1, 1997 among Mannatech and Eight Point Services, Inc., Triple Gold Business, Inc., Five Small
       Fry, Inc., and Beta Nutrient Technology, Inc., incorporated herein by reference to Exhibit 10.3 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.4 Exchange Agreement dated June 1, 1997 among Mannatech and the limited partners of Power Three Partners, Ltd., Eleven Point Partners, Ltd. and
       Beta M. Partners, Ltd., incorporated herein by reference to Exhibit 10.4 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.5  Plan and Agreement of Reorganization dated June 1, 1997 by and among
       Mannatech, Dynamic Eight Partners, Ltd., Power Three Partners, Ltd.,
       Eleven Point Partners, Ltd. and Beta M. Partners, Ltd. and the general and limited partners of the partnerships, incorporated herein by reference to Exhibit 10.5 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.6  Exchange Agreement by and among Gary Watson, Patrick Cobb, Samuel
       Caster, Charles Fioretti and William Fioretti and Mannatech dated August
       31, 1997, incorporated herein by reference to Exhibit 10.6 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on
       September 10, 1998.

 10.7 Option Agreement dated July 1, 1997 with Multi-Venture Partners, Ltd., incorporated herein by reference to Exhibit 10.7 to Mannatech's Form S-1
       (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.8  Option Agreement dated October 19, 1999 with Steven A. Barker Ph.D.*

 10.9 Form of Indemnification Agreement with a schedule of director signatories, incorporated herein by reference to Exhibit 10.8 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on
       September 10, 1998.

 10.10 Schedule of additional directors signatories relating to the Form of Indemnification Agreements in Exhibit 10.9 above.*

 10.11 Letter of Understanding Regarding Development of Proprietary Information for Mannatech effective as of August 1, 1997, as amended, by and between Bill H. McAnalley, Ph.D. and Mannatech, incorporated herein by reference to Exhibit 10.12 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.12 Commercial Lease Agreement dated November 7, 1996 between MEPC Quorum
       Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated
       November 13, 1997, incorporated herein by reference to Exhibit 10.13 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on
       September 10, 1998.

 10.13 Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum
       Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to
       Exhibit 10.14 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.14 Assignment of Patent Rights dated October 30, 1997 by and among Bill H.
       McAnalley, Ph.D., H. Reginald McDaniel, D. Eric Moore, Eileen P. Vennum and William C. Fioretti and Mannatech, incorporated herein by reference to Exhibit 10.15 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.15 Supply Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit
       10.17 to Mannatech's Form S-1 (File No. 333-63133) filed with the
       Commission on September 10, 1998.

 10.16 Trademark License Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to
       Exhibit 10.19 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.17 Supply Agreement effective as of January 12, 2000 by and between Mannatech and Caraloe, Inc.*

 10.18 Letter of Agreement from Mannatech to Michael L. Finney of LAREX,
       Incorporated dated December 23, 1997, incorporated herein by reference to Exhibit 10.20 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.19 Product Development and Distribution Agreement effective as of September
       15, 1997 between New Era Nutrition Inc. and Mannatech, incorporated herein by reference to Exhibit 10.21 to Mannatech's Form S-1 (File No.
       333-63133) filed with the Commission on September 10, 1998.

 10.20 Severance and Consulting Agreement and Complete Release dated August 1,
       1997 between Ronald E. Kozak and Mannatech, incorporated herein by reference to Exhibit 10.22 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.21 Summary of Management Bonus Plan, incorporated herein by reference to
       Exhibit 10.23 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.22 Individual Guaranty of Samuel L. Caster dated January 5, 1998, incorporated herein by reference to Exhibit 10.27 to Mannatech's Form S-
       1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.23 Individual Guaranty of Charles E. Fioretti dated January 5, 1998, incorporated herein by reference to Exhibit 10.28 to Mannatech's Form S-
       1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.24 Form of Employment Agreement to be entered into between Mannatech and each of Charles E. Fioretti, Patrick D. Cobb, Anthony E. Canale, Bill H.
       McAnalley and Deanne Varner, incorporated herein by reference to Exhibit
       10.30 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

 10.25 Employment Agreement dated November 1, 1999, entered into between
       Mannatech and Terry L. Persinger.*

 10.26 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $33,316.02 made by Patrick D. Cob, incorporated herein by reference to Exhibit 10.25 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

 10.27 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Samuel L. Caster incorporated herein by reference to Exhibit 10.26 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

 10.28 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.09 made by Charles E. Fioretti incorporated herein by reference to Exhibit 10.27 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

 21    List of Subsidiaries.*

 23    Consent of PricewaterhouseCoopers LLP.*

 27    Financial Data Schedule.*

--------
* Filed herewith.