Form 10-Q
period 2000-03-31
MANNATECH INC
filed 2000-05-15
CIK 1056358

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q



     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the transition period from ____________ to _________________


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

  As of April 28, 2000, the number of shares outstanding of the registrant's sole class of common stock, par value $0.0001 per share was 24,979,993.

                               TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
Part I - FINANCIAL INFORMATION

  Item 1.  Financial Statements..........................................................................   1
       Consolidated Balance Sheets.......................................................................   1
       Consolidated Statements of Operations.............................................................   2
       Consolidated Statements of Cash Flows.............................................................   3
       Notes to Consolidated Financial Statements........................................................   4

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........   6
       Overview..........................................................................................   6
       Results of Operations.............................................................................   8
       Three months ended March 31, 2000 compared with the three months ended March 31, 1999.............   8
       Liquidity and Capital Resources...................................................................  10
       Year 2000.........................................................................................  12
       Recent Financial Accounting Standards Board Statements............................................  12
       Forward-looking Statements........................................................................  12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................  13

Part II  - OTHER INFORMATION

  Item 1.  Legal Proceedings.............................................................................  14
  Item 2.  Changes in Securities and Use of Proceeds.....................................................  14
  Item 3.  Defaults Upon Senior Securities...............................................................  15
  Item 4.  Submission of Matters to a Vote of Security Holders...........................................  15
  Item 5.  Other Information.............................................................................  15
  Item 6.  Exhibits and Reports on Form 8-K..............................................................  15


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MANNATECH, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                 December 31,   March 31, 2000
                                                                     1999         (Unaudited)
                                                                 -------------  ---------------
                            ASSETS

Cash and cash equivalents......................................       $11,576          $ 8,952
Short-term investments.........................................         1,388              948
Accounts receivable, less allowance for doubtful
  accounts of $58..............................................           275              237
Current portion of notes receivable-shareholders...............           158              215
Inventories....................................................        13,318           14,283
Prepaid expenses and other current assets......................           728            1,102
Deferred tax assets............................................           564              546
                                                                      -------          -------
  Total current assets.........................................        28,007           26,283
Property and equipment, net....................................        14,093           14,763
Notes receivable-shareholders, excluding current portion.......           543              384
Other assets...................................................         1,231            1,169
Long-term investments..........................................           905              710
                                                                      -------          -------
  Total assets.................................................       $44,779          $43,309
                                                                      =======          =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of capital leases and note payable.............       $   732          $   697
Accounts payable...............................................         1,890            1,813
Accrued expenses...............................................        13,722           12,573
                                                                      -------          -------
  Total current liabilities....................................        16,344           15,083
Capital leases and note payable, excluding current portion.....           326              182
Deferred tax liabilities.......................................           817              817
                                                                      -------          -------
  Total liabilities............................................        17,487           16,082
                                                                      -------          -------
Commitments and contingencies..................................

Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, no shares issued and outstanding.................            --               --
Common stock, $0.0001 par value, 99,000,000 shares authorized
  24,790,601 issued and 24,774,293 outstanding,
  in 1999 and 24,965,601 issued and 24,949,293 outstanding
  in 2000......................................................             2                2
Additional paid-in capital.....................................        17,348           17,786
Retained earnings..............................................        10,146            9,643
                                                                      -------          -------
                                                                       27,496           27,431
Less treasury stock, at cost, 16,308 shares....................          (204)            (204)
                                                                      -------          -------
  Total shareholders' equity...................................        27,292           27,227
                                                                      -------          -------
  Total liabilities and shareholders' equity...................       $44,779          $43,309
                                                                      =======          =======

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                    (in thousands, except per share amounts)

                                                               1999       2000
                                                             -------    -------
Net sales.................................................   $42,616    $40,274
                                                             -------    -------

Cost of sales.............................................     6,893      7,030
Commissions...............................................    17,316     16,745
                                                             -------    -------
                                                              24,209     23,775
                                                             -------    -------

      Gross profit........................................    18,407     16,499
                                                             -------    -------

Operating expenses:
      Selling and administrative expenses.................     8,472      9,947
      Other operating costs...............................     5,354      7,433
                                                             -------    -------
            Total operating expenses......................    13,826     17,380
                                                             -------    -------

Income (loss) from operations.............................     4,581       (881)

Interest income...........................................        89        243
Interest expense..........................................       (50)       (24)
Other expense, net........................................       (17)      (112)
                                                             -------    -------

Income (loss) before income taxes.........................     4,603       (774)

Income tax (expense) benefit..............................    (1,701)       271
                                                             -------    -------

Net income (loss).........................................   $ 2,902    $  (503)
                                                             =======    =======

Earnings (loss) per common share:
      Basic...............................................   $  0.13    $ (0.02)
                                                             =======    =======

      Diluted.............................................   $  0.12    $ (0.02)
                                                             =======    =======

Weighted-average common shares outstanding:
      Basic..............................................     23,114     24,781
                                                             =======    =======

      Diluted............................................     24,480     24,781
                                                             =======    =======
Dividends declared per common share.......................   $  0.06    $  0.00
                                                             =======    =======

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                 (in thousands)

                                                                       1999       2000
                                                                     -------   --------
Cash flows from operating activities:
 Net income (loss)...............................................    $ 2,902   $   (503)
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization...............................        733        834
     Tax benefit of warrants and options exercised...............      2,005        195
     Deferred income tax expense.................................         --         18
     Changes in operating assets and liabilities:
       Accounts receivable.......................................         20         38
       Inventories...............................................     (1,125)      (964)
       Prepaid expenses and other current assets.................       (191)      (375)
       Other assets..............................................         36         61
       Accounts payable..........................................     (3,784)       (78)
       Accrued expenses..........................................     (3,909)    (1,148)
                                                                     -------   --------
         Net cash used in operating activities...................     (3,313)    (1,922)
                                                                     -------   --------

Cash flows from investing activities:
 Acquisition of property and equipment and construction
  in progress....................................................       (411)    (1,504)
 Purchases of investments........................................       (101)       (31)
 Maturities of investments.......................................         --        667
 Repayment of shareholders/related party receivables, net........        974        102
                                                                     -------   --------
         Net cash provided by (used in) investing activities.....        462       (766)
                                                                     -------   --------

Cash flows from financing activities:
 Payment of dividends............................................     (1,326)        --
 Repayment of capital lease obligations..........................       (175)      (133)
 Proceeds from the initial public offering.......................     12,000         --
 Proceeds from warrants and options exercises....................        641        243
 Repayment of note payable.......................................        (57)       (46)
 Deferred offering costs.........................................       (615)        --
                                                                     -------   --------
         Net cash provided by financing activities...............     10,468         64
                                                                     -------   --------

Net increase (decrease) in cash and cash equivalents.............      7,617     (2,624)
Cash and cash equivalents:
 Beginning of period.............................................        763     11,576
                                                                     -------   --------
 End of period...................................................    $ 8,380   $  8,952
                                                                     =======   ========
Supplemental disclosure of cash flow information:
 Income taxes paid...............................................    $ 3,464   $      -
                                                                     =======   ========
 Interest paid...................................................    $    53   $     24
                                                                     =======   ========

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

     On May 7, 1999, the Company formed a wholly-owned subsidiary, Internet Health Group, Inc., a Texas corporation, for marketing its proprietary products, specially developed nutritional supplements and sports nutrition products over the Internet. Internet Health Group, Inc. operates through its website, www.clickwell.com, which began operations on December 20, 1999.
-----------------

     On January 21, 2000, the Company formed a wholly-owned subsidiary, Mannatech Japan, Inc. for the purpose of conducting business in Japan. The Japan subsidiary, located in Tokyo, Japan, is planned to begin operations in the summer of 2000.

     On February 14, 2000, the Company formed a wholly-owned subsidiary, Mannatech Limited, for the purpose of conducting business in New Zealand. This subsidiary is dormant pending the start-up of operations in New Zealand.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 1999 and 2000 and for the three months ended March 31, 1999 and March 31, 2000. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

Earnings (Loss) per Share

     The Company calculates earnings (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings (loss) per share ("EPS") on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using on the weighted-average number of common shares and dilutive common share equivalents outstanding during each period. At March 31, 2000, 2,074,000, which were all of our common stock options were excluded from the dilutive EPS calculation as their effect was antidilutive.

     The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive common stock for the three months ended March 31, 1999 and 2000. The amounts are rounded to the nearest thousands except for per share amounts.

                                                   1999                                          2000
                                   --------------------------------------    ------------------------------------------
                                     Income        Shares       Per Share    Income (loss)      Shares       Per Share
                                   (Numerator)  (Denominator)    Amount       (Numerator)    (Denominator)    Amount
                                   -----------  -------------    ------       -----------    -------------    ------
Basic EPS:
Net income (loss) available to
 to common shareholders              $ 2,902       23,114        $0.13          $(503)           24,871      ($0.02)

Effect of dilutive securities:
 Stock options                            --        1,366                          --                --
                                     -------       ------                       -----            ------

Diluted EPS:
Net income (loss)available to
 common shareholders plus
 assumed conversions                 $ 2,902       24,480        $0.12          $(503)           24,871      ($0.02)
                                     =======       ======                       =====            ======

NOTE 2    INVENTORIES

     At December 31, 1999 and March 31, 2000 inventory, rounded to the nearest thousands, consist of the following:

                                                            1999         2000
                                                           -------      -------
Raw materials..........................................    $ 5,788      $ 6,073
Finished goods.........................................      7,530        8,210
                                                           -------      -------
                                                           $13,318      $14,283
                                                           =======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in the understanding of Mannatech's financial position and results of operations for the three months ended March 31, 2000 compared to the same period in 1999. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless we state otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Overview and Outlook

     We develop and sell proprietary nutritional supplements and topical products through a network marketing system. We currently sell our products in the United States, Canada, Australia and the United Kingdom, through a network of approximately 268,000 active associates as of April 28, 2000, compared to approximately 244,000 active associates as of April 30, 1999. For the three months ended March 31, 2000 international net sales were 23.1% of consolidated net sales.

     In the future, as we expand into additional international markets, we expect international operations may account for an increasing percentage of our consolidated net sales. We believe that once we open our Japanese operations, it will increase our consolidated sales. Our Japanese operation is scheduled to open in June or July of 2000. Our international growth would be attributable to
(A) our introduction of new products; (B) growth in the number of associates; and (C) expansion into new international markets. In the first quarter of 2000, the growth rate of Australian net sales increased and in November 1999, we opened our United Kingdom operation. However, in 1999, which marked the beginning of our expansion internationally, our growth rate in net sales generated in the United States and Canada began to shrink as compared to prior periods. In addition, in the first quarter of 2000, United States and Canadian net sales actually decreased in both volume and in total dollars sold as compared to the same period in 1999. We believe this decrease is primarily due to our associates in the United States and Canada concentrating their efforts on the development of their presence in the United Kingdom and Japan as opposed to concentrating their efforts on domestic sales. We believe the decline in our United States and Canada net sales may continue in 2000, as we incur additional startup costs in our efforts of opening our Japan operations.

     Our basic earnings (loss) per share was ($0.02) for the three-months ended March 31, 2000 compared to $0.13 per share for the three-months ended March 31, 1999. This was primarily due to a decrease in sales of $2.3 million and $2.1 million in start up expenses relating to our continued international expansion into Japan, some additional expenses incurred with the opening of the United Kingdom in November 1999 and significant operating costs for the opening of our website subsidiary, Internet Health Group, Inc., which sells nutritional supplements over the Internet. We expect the net loss in the second quarter of 2000 as we continue to incur significant start up costs associated with launching our Japanese operations; however, we have begun measures to reduce unnecessary selling, administration and operating costs.

     Our revenues are primarily from sales of our products and our associate starter and renewal packs, which include some combination of our products and promotional materials. The purchase of a starter or renewal pack allows the associate to purchase products at wholesale prices. If the associate purchases a pack with a wholesale price of $300 or higher, the associate also receives a $50 credit toward admission to one of our corporate events. We offer a comparable associate starter pack in each country in which we do business; however, each country has different regulatory guidelines that must be followed and therefore not all types of packs are offered in all countries.

     We generally recognize revenues upon shipment of products or promotional materials. Our revenues are based primarily on the wholesale prices of the products sold. On average, the wholesale value of the nutritional and topical products contained in each of our packs are between 60% and 70% of the total wholesale value of the packs. On average, the promotional materials value contained in each of the packs are between 30% and 40% of the total wholesale value of the packs. Revenues from promotional packs are allocated between products and events admission based on the proportionate fair value of these items. We defer revenue received from the sale of promotional packs to the extent that it is greater than the wholesale value of the individual items included in such packs. Allocated event revenues are also deferred. All deferred revenue is amortized over a 12-month period. Total deferred revenue was approximately $800,000, $700,000 and $900,000 at December 31, 1999, March 31,
1999 and 2000, respectively.

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

     Our United States federal statutory tax rate is 35%. We pay taxes in Australia at a statutory tax rate of 36% and in the United Kingdom at 31%. We expect to pay taxes in Japan at a statutory tax rate of 54%. We also pay taxes in various state jurisdictions at an approximate average statutory tax rate of 3%. As our international expansion continues, a portion of our income will be subject to taxation in the countries in which we operate. We may receive foreign tax credits that would reduce the amount of United States taxes we owe, based upon the amount of foreign taxes paid. We may not be able to use all of our foreign tax credits in the United States. The use of the foreign tax credits is based upon the proportionate amount of net sales in each country. Because many of the countries that we may expand into during 2000 and beyond have maximum statutory tax rates higher than the United States tax rate, we could pay a higher overall effective tax rate on our consolidated operations.

Results of Operations

     The following table summarizes Mannatech's operating results as a percentage of net sales for each of the periods indicated.

                                                                      Three Months Ended
                                                                           March 31,
                                                                ---------------------------
                                                                  1999                2000
                                                                 ------              ------
Net sales.................................................        100.0%              100.0%
Cost of sales.............................................         16.2                17.4
Commissions...............................................         40.6                41.6
                                                                 ------              ------
  Gross profit............................................         43.2                41.0
Operating expenses:
  Selling and administrative expenses.....................         19.8                24.7
  Other operating costs...................................         12.6                18.5
                                                                 ------              ------

Income (loss) from operations.............................         10.8                (2.2)

Interest income...........................................          0.2                 0.6
Interest expense..........................................         (0.1)                0.0
Other expense, net........................................         (0.1)               (0.3)
                                                                 ------              ------
Income (loss) before income taxes.........................         10.8                (1.9)

Income tax (expense) benefit..............................         (4.0)                0.7
                                                                 ------              ------
Net income (loss).........................................          6.8%               (1.2)%
                                                                 ======              ======

Number of starter packs sold..............................       32,530              32,438
Number of renewal packs sold..............................       14,604              18,337
                                                                 ------              ------
Total number of packs sold................................       47,134              50,775
                                                                 ======              ======
Total associates canceling associate status...............        1,448               2,496
                                                                 ======              ======

Three months ended March 31, 2000 compared with the three months ended March 31, 1999.

          Net Sales. Net sales decreased (5.4%) to $40.3 million for the three months ended March 31, 2000 from $42.6 million for the comparable period in 1999. Net sales for United States and Canada decreased $3.0 million as compared to the same period in 1999. We believe this decrease was primarily the result of associates concentrating their efforts on developing a presence in Japan and the United Kingdom rather than growing their business domestically. The overall decrease, in net sales, was primarily composed of the following:

     . A $4.1 million increase from the sale of several new products introduced during the first three months of 2000 and the last nine months of 1999.

     . A ($6.4) million decrease in existing product sales resulting from a decrease of approximately 30% of the volume of products sold in the United States and Canada offset by the increase in Australian and the United Kingdom existing product sales of approximately $680,000.

     . Associate pack sales remained the same for the three months ended March 31, 2000 compared to the same period in 1999. The number of new associates purchasing packs remained the same; however, the dollar sales of the new associate packs sold decreased by approximately ($100,000). This decrease was the result of the mix of associate packs sold as the average price per pack decreased to $124 for the three months ended March 31, 2000 from $128 for the comparable period in 1999. The number of associates renewing their associate status by purchasing a renewal pack increased by 25.5% which was primarily the result of hiring a marketing firm to increase annual renewals by associates; however, the dollar sales of associate renewal packs sold only increased by approximately $100,000. The slight increase was the result of the mix of associate renewal packs sold as the average price per pack decreased to $159 for the three months ended March 31, 2000 from $194 for the comparable period in 1999.

          Cost of Sales. Cost of sales increased 1.4% to $7.0 million for the three months ended March 31, 2000 from $6.9 million for the comparable period in 1999. As a percentage of net sales, cost of sales increased to 17.4% for the three months ended March 31, 2000 from 16.2% for the comparable period in 1999. The increase in cost of sales as a percentage of net sales was primarily due to $200,000 of write-offs relating to the discontinuance of various promotional materials sold and $208,000 of finished goods used in our quality control sampling and given away as samples and charitable contributions. The dollar increase in cost of sales was primarily the result of the decrease in volume of finished goods which was offset by the $200,000 of write-offs of finished goods and $208,000 finished goods used in our quality control sampling.

          Commissions. Commissions consist of payments to associates for sales activity and downline growth. Commissions decreased (3.5%) to $16.7 million for the three months ended March 31, 2000 from $17.3 million for the comparable period in 1999. As a percentage of net sales, commissions increased to 41.6% for the three months ended March 31, 2000 from 40.6% for the comparable period in 1999. The percentage increase was the direct result of the following:

     .    an increase in the number of associate packs sold;

     . the introduction of new incentive programs for associates, including the fast start program in the fourth quarter of 1999; and

     .    the start up of operations in the United Kingdom in November 1999.

          Gross Profit. Gross profit decreased (10.3%) to $16.5 million for the three months ended March 31, 2000 from $18.4 million for the comparable period in 1999. As a percentage of net sales, gross profit decreased to 41.0% for the three months ended March 31, 2000 from 43.2% for the comparable period in 1999. These changes were primarily attributable to the factors described above.

          Selling and Administrative Expenses. Selling and administrative expenses consist of human resource expenses, including wages, bonuses and marketing expenses, including associate events and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 16.5% to $9.9 million for the three months ended March 31, 2000 from $8.5 million for the comparable period in 1999. As a percentage of net sales, selling and administrative expenses increased to 24.7% for the three months ended March 31, 2000 from 19.8% for the comparable period in 1999. The dollar amount of the increase was due primarily to an increase of $1.1 million relating to advertising for our Internet Health Group, Inc. subsidiary, hosting our corporate events and a $350,000 increase in wages and benefits primarily due to international expansion. The increase in corporate events was a result of hosting events in Australia, United Kingdom and Japan and an increase in the attendance of our annual national event.

          Other Operating Costs. Other operating costs include utilities, depreciation, travel, office supplies and printing expenses. Other operating costs increased 37.0% to $7.4 million for the three months ended March 31, 2000 from $5.4 million for the comparable period in 1999. As a percentage of net sales, other operating costs increased to 18.5% for the three months ended March 31, 2000 from 12.6% for the comparable period in 1999. The dollar amount increase was primarily due to the following:

     . an increase in our start up cost related to our international expansion consisting of approximately $671,000 for consulting services and $408,000 for various travel expenses.

     . an increase of approximately $654,000 related to various operating expenses for international expansion such as building rent for our overseas offices, insurance, depreciation, postage and telephone; and

     . approximately $300,000 increase in fees charged by a third party processor for our Australia and United Kingdom operations.

          Interest Income. Interest income increased 173.0% to $243,000 for the three months ended March 31, 2000 from $89,000 for the comparable period in 1999. As a percentage of net sales, interest income increased 0.6% for the

                                       9
three months ended March 31, 2000 from 0.2% for the comparable period in 1999. The increase was primarily due to the receipt of the initial public offering net proceeds, in February 1999, which we invested in interest bearing accounts and certain investments.

         Interest Expense. Interest expense decreased (52.0%) to $24,000 for the three months ended March 31, 2000 from $50,000 for the comparable period in 1999. As a percentage of net sales, interest expense decreased to 0.0% for the three months ending March 31, 2000 from 0.1% for the comparable period in 1999. The decrease was due primarily to the reduction of the principal of our two capital leases.

         Other Expense, Net. Other expense consists of tax penalties, miscellaneous income and nonoperating items. Other expense increased 558.8% to $112,000 for the three months ended March 31, 2000 from $17,000 for the comparable period in 1999. As a percentage of net sales, other expense increased 0.3% for the three months ended March 31, 2000 from 0.1% for the comparable period in 1999. For the three months ended March 31, 2000, other expense consisted of approximately $36,000 in certain tax penalties and approximately $63,000 in currency exchange losses due to translation fluctuations. For the three months ended March 31, 1999, other expense consisted primarily of miscellaneous expense of $11,000 and $3,000 of currency exchange losses due to translation fluctuations.

         Income Tax (Expense) Benefit. Income tax (expense) benefit was $271,000 for the three months ended March 31, 2000 and ($1.7 million) for the comparable period in 1999. The effective tax rate decreased to 35.0% for the three months ended March 31, 2000 from 36.9% for the comparable period in 1999.

         Net income (loss). For the three months ending March 31, 2000 we had a net loss of ($503,000) compared to net income of $2.9 million for the comparable period in 1999. As a percentage of net sales, (1.2%) for the three months ended March 31, 2000 compared to 6.8% in 1999. The dollar amount of the decrease was due to net sales decreasing by (5.4%), expenses incurred related to our international expansion and corporate events.

Liquidity and Capital Resources

     In February 1999, we received approximately $9.2 million in net proceeds from the sale of our common stock in our initial public offering. In the initial public offering, some of our existing shareholders sold 1,556,016 shares and we sold 1,500,000 shares of our common stock, at $8.00 per share. We planned to use approximately $6.3 million of our proceeds from the initial public offering for international expansion, primarily for product registration, initial inventory requirements and similar items and have used approximately $5.1 million on these items as of March 31, 2000. The remaining $2.9 million was used to fund working capital and for general corporate purposes. In February 1999, we also received $641,271 from the exercise of 475,015 outstanding warrants at $1.35 per share. In the first quarter of 2000, we received approximately $243,000 from the exercise of 175,000 stock options at a price per share ranging from $1.35 to $2.00 per share.

     Our primary capital requirement is to fund working capital to support our international growth. In the past, we financed our operations and capital requirements through cash flows from operating activities. We had working capital of $11.7 million as of December 31, 1999 compared to working capital of $11.2 million at March 31, 2000. For the first three months of 1999, we invested approximately $411,000 in property and equipment including the expansion into Australia. During the first three months of 2000 we invested approximately $1.5 million in property and equipment including expansion into the United Kingdom and Japan.

     We paid approximately $1.3 million in dividends to our shareholders in the first three months of 1999. Additionally, current liabilities are increasing due to an increase in payables and inventory purchases relating to our expansion into United Kingdom and Japan. We believe our existing facilities are sufficient to support our near-term growth.

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

     Operating Activities. Net cash used in operating activities was ($3.3) million for the three months ended March 31, 1999 compared to ($1.9) million for the three months ended March 31, 2000. During 1999, an increase in net income were partially offset by increases in inventory and other expenses related to our international expansion and a decrease in income tax payable of approximately $2.0 million from the tax benefit related to the exercise of warrants. During the first three months ended March 31, 2000, we recorded a net loss and an increase in inventory and payables related to our international expansion. During the first three months of 2000, we have spent approximately $700,000 and expect to spend up to an additional $3.0 million for start up expenses and between $1.0 and $2.0 million for initial inventory for expansion into Japan.

     Investing Activities. Net cash provided by (used in) investing activities was $462,000 for the three months ended March 31, 1999 compared to ($766,000) for the three months ended March 31, 2000. In 1999, these activities consisted primarily of purchases of computer hardware, internal development of computer software and investing the net proceeds from the initial public offering into investments offset by the repayment of the notes receivable due from certain shareholders to us of approximately $974,000. We believe our facilities and current software program should be sufficient for our current operations. However, the remainder of 2000, we intend to spend up to an additional $3.8 million for translation of our software into other languages, additional purchases of equipment and build-out of leased facilities for our planned international expansion into Japan. In the first three months of 2000, these activities consisted of purchases of computer hardware and software, build out of our Japan facility, investments earnings and redemption of some investments.

     Financing Activities. Net cash provided by financing activities totaled $10.5 million and $64,000 for the three months ended March 31, 1999 and 2000, respectively. We paid dividends on a monthly basis to our shareholders in the amount of $0.02-$0.06 per share and paid dividends each month until the completion of the initial public offering on February 12, 1999. Our board of directors intends, from time-to-time, to reevaluate this policy after considering relevant factors, including the level of our net income and alternative uses of retained earnings. In February 1999, the gross initial public offering proceeds of approximately $12.0 million were received. In the first three months of 2000, we received approximately $243,000 related to the exercise of 175,000 stock options at a price per share ranging from $1.35 to $2.00.

     Our existing capital resources, including working capital and bank borrowings together with the proceeds from the initial public offering, suspension of dividend payments to shareholders, and expected cash provided by operating activities should be adequate to fund our operations for at least the next 12 months. We have no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies. Changes could occur that would consume available capital resources faster than anticipated. Our capital requirements depend on numerous factors, including:

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

Year 2000

     Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish 21st century dates from 20th century dates due to the two-digit date fields used by many computer systems and software programs. This inability to distinguish whether "00" means 1900 or 2000 may have resulted in failures or the creation of erroneous results. Most reports to date indicate that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective and prevented such problems.

     We believe that our current versions of software products licensed from third parties is Year 2000 compliant. However, some of our suppliers may be running earlier versions of software products that may not be Year 2000 compliant. We have evaluated the Year 2000 readiness of our vendors and third parties and found no system failures. Furthermore, we currently are unaware of any material operational issues or costs associated with preparing and maintaining our computer and technology systems for the Year 2000. However, we still may experience material unanticipated problems and costs caused by undetected errors or defects, which could seriously harm our business.

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

Forward-Looking Statements

     Some of our statements under "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," "Other Information" and the Notes to Consolidated Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to certain events, risks and uncertainties that maybe outside of our control. These forward-looking statements include statements of:

   . management's plans and objectives for our future operations and economic performance, international expansion;

   .  our capital budget and future capital requirements;

   .  meeting our future capital needs;

   .  the level of future expenditures;

   .  reduction of unneccessary selling, administrative and operating expenses;

   . expected sales from our operations in Japan and the exposure to foreign currency risks;

   .  expected future net losses;

   .  expected tax rates;

   .  use of proceeds;

   .  management's expectations; and

   . the outcome of litigation matters, and the assumptions described in this report underlying such forward-looking statements.

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

     We also are exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar affects our financial results. Changes in exchange rates may positively or negatively affect our sales (as expressed in United States dollars), gross margins, operating expenses and retained earnings. When the United States dollar increases against currencies in which we sell products or a weakening exchange rate against currencies in which we incur costs, our net sales or costs may be adversely affected. We have established policies, procedures, and internal processes governing the management of market risk and the use of any financial instruments to manage our exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rate is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected transactions denominated in foreign currency. Based upon our overall currency rate exposure at March 31, 2000, we do not believe that our exposure to exchange rate fluctuations will have a material impact on our consolidated financial position or consolidated results of operations. However, as we expand into Japan, scheduled for the summer of 2000, the Japanese Yen will become our primary currency for which we will have exposure to foreign currency exchange rate risk. The Japan Yen fluctuated during the first quarter of 2000 from 101.3 to 111.7 Japanese Yen to the United States dollar. Given the uncertainty of the exchange rate fluctuation against the United States dollar, we cannot determine the dollar effect, if any, of the fluctuation on our future business, product pricing, results of operations or financial condition. All statements other than historical information incorporated in this Item 3 are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On February 24, 2000, Ms. Caroline Rivers filed a class action complaint in District Court, County of Boulder, State of Colorado; naming Mannatech and three other companies as co-defendants. The other defendants named in the complaint were International Benefits Association, an unincorporated association, U.S. Alliance, a Maryland corporation and Alliance Administrators, a Maryland corporation. The other defendants were involved in certain health benefit programs offered to Mannatech's associates. Ms. Rivers is alleging breach of contract, negligence and that the defendants were marketing and selling illegal health insurance policies and failed to pay benefits under such policies, which caused economic loss to her and others. The complaint is in the beginning stages and no class has been certified; however, Mannatech will file a response to the complaint in May 2000 and seek to dismiss this matter as we believe we have valid defenses and that the allegations are completely without merit. Nevertheless, an adverse resolution to this matter could have a material adverse effect on our business, results of operations, financial condition and liquidity.

     No other material changes in, or additions to, the legal proceedings previously reported in Mannatech's Annual Report on Form 10-K for 1999 as filed with the Commission on March 30, 2000.

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

   We intend to use our net proceeds of $9.2 million as follows:

   . $6,265,858 of the net proceeds is intended to fund our international expansion. As of March 31, 2000, we had used $5,136,390 of these proceeds to pay for our expansion to Australia, the United Kingdom, and our initiate expansion into Japan. We have $1,129,468 of the net proceeds remaining for future international expansion.

   . $2,975,100 of the net proceeds was used, as planned, to fund our current working capital needs.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        On April 1, 2000, Mr. Samuel L. Caster resigned as President and became Co-Chairman of the Board. Mr. Terry L. Persinger was appointed by the Board to replace Mr. Caster as President. On April 1, 2000, Mr. Charles E. Fiorett, also resigned as Chief Executive Officer and Mr. Robert M. Henry was hired as our new Chief Executive Officer. Mr. Henry, age 53, served as an Executive Partner for Gryphon Investors, a private investor equity group from February 1999 to March 2000. From 1995 until August 1998, Mr. Henry served as Chief Operating officer and Vice President of Operations and Systems for Hosiery Corp of America, who is a manufacturer and distributor of pantyhose and other women's intimate apparel. From 1990 to 1995, Mr. Henry served as Chief Operating Officer, Chief Financial Officer and Vice Chairman for McCaffrey and McCall partners, which is a full service advertising agency. Mr. Henry received a B.S. in Accounting from Hunter College in New York, New York and a J.D. from Brooklyn Law School. Mr. Henry has been a member of the New York State Bar since 1975. In addition, Mr. Henry is a director of Purity Products, Inc.

        On May 5, 2000, the written resignation of Mr. Samuel L. Caster was accepted by our Board of Directors. Mr. Caster resignation stated he would resign due to the recent decisions to remove him as President and subsequent refusal to name him as the sole Chairman of the Board. Mr. Caster stated for these reasons, he felt he was no longer empowered to make a significant contribution to Mannatech. Mr. Robert M. Henry was appointed to replace Mr. Samuel L. Caster as a Class I director. Mannatech filed a Form 8-K, on May 12, 2000 disclosing the reasons for Mr. Caster's resignation and disagreements and Mannatech's response.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits required by Item 601 of Regulation S-K

            3.1 Amended and Restated Articles of Incorporation of Mannatech, dated October 25, 1995, incorporated herein by reference to
                 Exhibit 3.1 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

            3.2 Second Amended and Restated Bylaws of Mannatech, dated August 26, 1997, incorporated herein by reference to Exhibit 3.2 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

            3.3 Amendment to the Bylaws of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.3 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

            3.4 Amendment to the Bylaws of Mannatech dated October 20, 1999, incorporated herein by reference to Exhibit 99 to Mannatech's Form 8-K (File No. 000-24657) filed with the Commission on November 3, 1999.

             4 Specimen Certificate representing the common stock, par value $0.0001 per share, of Mannatech, incorporated herein by reference to Exhibit 4.1 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

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

          10.4 Option Agreement dated October 19, 1999 with Steven A. Barker Ph.D., incorporated by reference to Exhibit 10.8 to Mannatech's 1999 Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

          10.5 Form of Indemnification Agreement with a schedule of director signatures, incorporated herein by reference to Exhibit 10.8 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.6 Schedule of additional directors signatories relating to the Form of Indemnification Agreements in Exhibit 10.5 above, incorporated by reference to Exhibit 10.10 to Mannatech's 1999 Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

          10.7 Letter of Understanding Regarding Development of Proprietary Information for Mannatech effective as of August 1, 1997, as amended, by and between Bill H. McAnalley, Ph.D. and Mannatech, incorporated herein by reference to Exhibit 10.12 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.8 Commercial Lease Agreement dated November 7, 1996 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.9 Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit 10.14 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.10 Assignment of Patent Rights dated October 30, 1997 by and among Bill H. McAnalley, Ph.D., H. Reginald McDaniel, D. Eric Moore, Eileen P. Vennum and William C. Fioretti and Mannatech, incorporated herein by reference to Exhibit 10.15 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.11 Supply Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit 10.17 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.12 Trademark License Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit 10.19 to Mannatech's Form S-1 (File
                 No. 333-63133) filed with the Commission on September 10, 1998.

          10.13 Supply Agreement effective January 12, 2000 by and between Mannatech and Caraloe, Inc, incorporated herein by reference to
                 Exhibit 10.17 to Mannatech's 1999 Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

          10.14 Letter of Agreement from Mannatech to Michael L. Finney of LAREX, Incorporated dated December 23, 1997, incorporated herein by reference to Exhibit 10.20 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.15 Product Development and Distribution Agreement effective as of September 15, 1997 between New Era Nutrition Inc. and Mannatech, incorporated herein by reference to Exhibit 10.21 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.16 Summary of Management Bonus Plan, incorporated herein by reference to Exhibit 10.23 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.17 Individual Guaranty of Samuel L. Caster dated January 5, 1998, incorporated herein by reference to Exhibit 10.27 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.18 Individual Guaranty of Charles E. Fioretti dated January 5, 1998, incorporated herein by reference to Exhibit 10.28 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.19 Form of Employment Agreement entered into between Mannatech and each of Charles E. Fioretti, Patrick D. Cobb, Anthony E. Canale, Bill H. McAnalley and Deanne Varner, incorporated herein by reference to Exhibit 10.30 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

          10.20 Employment Agreement dated November 1, 1999, entered into between Mannatech and Terry L. Persinger, incorporated herein by reference to Exhibit 10.25 to Mannatech's 1999 Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

          10.21 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $33,316.02 made by Patrick D. Cobb, incorporated herein by reference to Exhibit 10.25 to Mannatech's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

          10.22 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Samuel L. Caster, incorporated herein by reference to Exhibit 10.26 to Mannatech's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

          10.23 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.09 made by Charles E. Fioretti, incorporated herein by reference to Exhibit 10.27 to Mannatech's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

          10.24* Form of Employment Agreement entered into between Mannatech and Robert M. Henry.

             27* Financial Data Schedule.
_____________
* Filed herewith.

     (b)  Reports on Form 8-K.

          On May 12, 2000, Mannatech filed a Form 8-K (File No. 000-24657) with the Securities and Exchange Commission in connection with the written resignation of Mr. Samuel L. Caster which was accepted by our Board of Directors on May 5, 2000. Mr. Caster outlined his resignation and disagreements in a letter dated May 3, 2000.

          Mannatech believes Mr. Caster's reasons for resigning were ultimately personal; however, strongly disagrees with Mr. Caster's allegations. In addition, Mannatech also rejected his proposal letter, dated May 3, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MANNATECH, INCORPORATED


May 15, 2000                      /s/ ROBERT M. HENRY
                                  -----------------------------------------
                                      Robert M. Henry
                                      Chief Executive Officer and Director

May 15, 2000                      /s/ STEPHEN D. FENSTERMACHER
                                  -----------------------------------------
                                      Stephen D. Fenstermacher
                                  Senior Vice President and Chief Financial
                                     Officer and principal financial officer

                               INDEX TO EXHIBITS

          3.1 Amended and Restated Articles of Incorporation of Mannatech, dated October 25, 1995, incorporated herein by reference to
                 Exhibit 3.1 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          3.2 Second Amended and Restated Bylaws of Mannatech, dated August 26, 1997, incorporated herein by reference to Exhibit 3.2 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          3.3 Amendment to the Bylaws of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.3 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          3.4 Amendment to the Bylaws of Mannatech dated October 20, 1999, incorporated herein by reference to Exhibit 99 to Mannatech's Form 8-K 9File No. 000-24657) filed with the Commission on November 3, 1999.

          4 Specimen Certificate representing the common stock, par value $0.0001 per share, of Mannatech, incorporated herein by reference to Exhibit 4.1 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

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

          10.4 Option Agreement dated October 19, 1999 with Steven A. Barker Ph.D., incorporated by reference to Exhibit 10.8 to Mannatech's 1999 Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

          10.5 Form of Indemnification Agreement with a schedule of director signatures, incorporated herein by reference to Exhibit 10.8 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.6 Schedule of additional directors signatories relating to the Form of Indemnification Agreements in Exhibit 10.5 above, incorporated by reference to Exhibit 10.10 to Mannatech's 1999 Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

          10.7 Letter of Understanding Regarding Development of Proprietary Information for Mannatech effective as of August 1, 1997, as amended, by and between Bill H. McAnalley, Ph.D. and Mannatech, incorporated herein by reference to Exhibit 10.12 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.8 Commercial Lease Agreement dated November 7, 1996 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.9 Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit 10.14 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.10 Assignment of Patent Rights dated October 30, 1997 by and among Bill H. McAnalley, Ph.D., H. Reginald McDaniel, D. Eric Moore, Eileen P. Vennum and William C. Fioretti and Mannatech, incorporated herein by reference to Exhibit 10.15 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.11 Supply Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit 10.17 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.12 Trademark License Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit 10.19 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.13 Supply Agreement effective January 12, 2000 by and between Mannatech and Caraloe, Inc, incorporated herein by reference to
                 Exhibit 10.17 to Mannatech's 1999 Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

          10.14 Letter of Agreement from Mannatech to Michael L. Finney of LAREX, Incorporated dated December 23, 1997, incorporated herein by reference to Exhibit 10.20 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.15 Product Development and Distribution Agreement effective as of September 15, 1997 between New Era Nutrition Inc. and Mannatech, incorporated herein by reference to Exhibit 10.21 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.16 Summary of Management Bonus Plan, incorporated herein by reference to Exhibit 10.23 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.17 Individual Guaranty of Samuel L. Caster dated January 5, 1998, incorporated herein by reference to Exhibit 10.27 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.18 Individual Guaranty of Charles E. Fioretti dated January 5, 1998, incorporated herein by reference to Exhibit 10.28 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

          10.19 Form of Employment Agreement entered into between Mannatech and each of Charles E. Fioretti, Patrick D. Cobb, Anthony E. Canale, Bill H. McAnalley and Deanne Varner, incorporated herein by reference to Exhibit 10.30 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

          10.20 Employment Agreement dated November 1, 1999, entered into between Mannatech and Terry L. Persinger, incorporated herein by reference to Exhibit 10.25 to Mannatech's 1999 Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

          10.21 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $33,316.02 made by Patrick D. Cobb, incorporated herein by reference to Exhibit 10.25 to Mannatech's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

          10.22 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Samuel L. Caster, incorporated herein by reference to Exhibit 10.26 to Mannatech's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

          10.23 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.09 made by Charles E. Fioretti, incorporated herein by reference to Exhibit 10.27 to Mannatech's 1998 Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

          10.24* Form of Employment Agreement entered into between Mannatech and Robert M. Henry.

          27*    Financial Data Schedule.
_____________
* Filed herewith.