Form 10-Q
period 2000-06-30
MANNATECH INC
filed 2000-08-14
CIK 1056358

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-Q



     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

                                       OR


     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the transition period from              to
                                    ------------    -----------------

                         Commission File No. 000-24657


                            MANNATECH, INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)


                       Texas                            75-2508900
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No      .
                                                -----      -----

     As of July 31, 2000, the number of shares outstanding of the registrant's sole class of common stock, par value $0.0001 per share was 24,994,993.

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
Part I - FINANCIAL INFORMATION


     Item 1.  Financial Statements.....................................................................   1
          Consolidated Balance Sheets..................................................................   1
          Consolidated Statements of Operations........................................................   2
          Consolidated Statements of Cash Flows........................................................   3
          Notes to Consolidated Financial Statements...................................................   4

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....   6
          Overview.....................................................................................   6
          Results of Operations........................................................................   8
          Three months ended June 30, 2000 compared with the three months ended June 30, 1999..........   8
          Six months ended June 30, 2000 compared with the six months ended June 30, 1999..............  10
          Liquidity and Capital Resources..............................................................  13
          Year 2000....................................................................................  14
          Recent Financial Accounting Standards Board Statements.......................................  14
          Forward-Looking Statements...................................................................  15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................  16

Part II  - OTHER INFORMATION

     Item 1.  Legal Proceedings........................................................................  16
     Item 2.  Changes in Securities and Use of Proceeds................................................  16
     Item 3.  Defaults Upon Senior Securities..........................................................  17
     Item 4.  Submission of Matters to a Vote of Security Holders......................................  17
     Item 5.  Other Information........................................................................  18
     Item 6.  Exhibits and Reports on Form 8-K.........................................................  19


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MANNATECH, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                   December 31,    June 30, 2000
                                                                       1999         (Unaudited)
                                                                   ------------    -------------
                           ASSETS

Cash and cash equivalents......................................       $11,576         $10,358
Short-term investments.........................................         1,388             229
Accounts receivable, less allowance for doubtful
  accounts of $58..............................................           275             224
Current portion of notes receivable-shareholders...............           158             176
Inventories....................................................        13,318          14,687
Prepaid expenses and other current assets......................           728           1,100
Deferred tax assets............................................           564             542
                                                                      -------         -------
  Total current assets.........................................        28,007          27,316
Property and equipment, net....................................        14,093          14,827
Notes receivable-shareholders, excluding current portion.......           543             384
Other assets...................................................         1,231           1,122
Long-term investments..........................................           905             672
                                                                      -------         -------
  Total assets.................................................       $44,779         $44,321
                                                                      =======         =======

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of capital leases and note payable............       $    732        $    603
Accounts payable...............................................         1,890           3,378
Accrued expenses...............................................        13,722          12,704
                                                                      -------         -------
  Total current liabilities....................................        16,344          16,685
Capital leases and note payable, excluding current portion....            326              96
Deferred tax liabilities.......................................           817             821
                                                                      -------         -------
  Total liabilities............................................        17,487          17,602
                                                                      -------         -------
Commitments and contingencies..................................

Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, no shares issued and outstanding.................            --              --
Common stock, $0.0001 par value, 99,000,000 shares authorized
  24,790,601 and 24,774,293 shares issued and outstanding
  in 1999 and 25,011,301 and 24,994,993 in 2000................             2               2
Additional paid-in capital.....................................        17,348          17,868
Retained earnings..............................................        10,146           9,053
                                                                      -------         -------
                                                                       27,496          26,923
Less treasury stock, at cost, 16,308 shares....................          (204)           (204)
                                                                      -------         -------
  Total shareholders' equity...................................        27,292          26,719
                                                                      -------         -------
  Total liabilities and shareholders' equity...................       $44,779         $44,321
                                                                      =======         =======

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000
                AND THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                  (in thousands, except per share information)


                                                           Three months ended       Six months ended
                                                                June 30                 June 30
                                                          ---------------------   ---------------------
                                                             1999        2000        1999        2000
                                                           -------     -------     -------     -------
Net Sales..............................................    $45,035     $39,308     $87,651     $79,582
                                                           -------     -------     -------     -------
Cost of Sales..........................................      7,167       6,818      14,060      13,848
Commissions............................................     18,665      15,637      35,981      32,382
                                                           -------     -------     -------     -------
                                                            25,832      22,455      50,041      46,230
                                                           -------     -------     -------     -------
  Gross profit.........................................     19,203      16,853      37,610      33,352
                                                           -------     -------     -------     -------
Operating Expenses:
  Selling and administrative expenses..................      8,888       8,987      17,360      18,934
  Other operating costs................................      6,754       7,939      12,108      15,373
  Write-off of fixed asset.............................          -         870           -         870
                                                           -------     -------     -------     -------
     Total operating expenses..........................     15,642      17,796      29,468      35,177
                                                           -------     -------     -------     -------

Income (loss) from operations..........................      3,561        (943)      8,142      (1,825)

Interest income........................................         84         179         173         422
Interest expense.......................................        (42)        (20)        (92)        (43)
Other expense, net.....................................       (200)        (22)       (218)       (134)
                                                           -------     -------     -------     -------
Income (loss) before income taxes......................      3,403        (806)      8,005      (1,580)

Income tax (expense) benefit...........................     (1,221)        216      (2,922)        487
                                                           -------     -------     -------     -------
Net income (loss)......................................    $ 2,182     $  (590)    $ 5,083     $(1,093)
                                                           =======     =======     =======     =======

Earnings (loss) per common share:
  Basic................................................      $0.09     $ (0.02)      $0.22      $(0.04)
                                                           =======     =======     =======     =======
  Diluted..............................................      $0.08     $ (0.02)      $0.20     $( 0.04)
                                                           =======     =======     =======     =======
Weighted-average common shares outstanding
  Basic................................................     24,160      24,989      23,640      24,931
                                                           =======     =======     =======     =======
  Diluted..............................................     25,569      24,989      25,142      24,931
                                                           =======     =======     =======     =======
Dividends declared per common share....................    $  0.00     $  0.00     $  0.06     $  0.00
                                                           =======     =======     =======     =======

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                 (in thousands)


                                                                       1999           2000
                                                                     --------       --------
Cash flows from operating activities:
  Net income (loss)...............................................   $  5,083       $ (1,093)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization...............................      1,449          1,754
      Write-off of fixed asset software...........................         --            870
      Tax benefit of warrants and options exercised...............      3,270            226
      Deferred income tax expense.................................         --             26
      Changes in operating assets and liabilities:
        Accounts receivable.......................................        (10)            51
        Inventories...............................................     (1,057)        (1,369)
        Prepaid expenses and other current assets.................       (463)          (372)
        Other assets..............................................         95            109
        Accounts payable..........................................     (4,539)         1,488
        Accrued expenses..........................................       (301)        (1,018)
                                                                     --------       --------
          Net cash provided by operating activities...............      3,527            672
                                                                     --------       --------
Cash flows from investing activities:
  Acquisition of property and equipment and construction
    in progress...................................................       (592)        (3,358)
  Purchases of investments........................................     (1,337)            --
  Maturities of investments.......................................         --          1,392
  Repayment of shareholders/related party receivables.............        974            141
                                                                     --------       --------
  Net cash used in investing activities...........................       (955)        (1,825)
                                                                     --------       --------

Cash flows from financing activities:
  Payment of dividends............................................     (1,327)            --
  Repayment of capital lease obligations..........................       (311)          (266)
  Proceeds from the initial public offering.......................     12,000             --
  Proceeds from warrants..........................................        641             --
  Proceeds from stock option exercises............................        378            294
  Payment of note payable.........................................       (100)           (93)
  Deferred offering costs.........................................       (615)            --
                                                                      -------       --------
          Net cash provided by (used in) financing activities.....     10,666            (65)
                                                                      -------       --------

Net increase (decrease) in cash and cash equivalents..............     13,238         (1,218)
Cash and cash equivalents:
  Beginning of period.............................................        763         11,576
                                                                      -------       --------
  End of period...................................................    $14,001        $10,358
                                                                      =======        =======

Supplemental disclosure of cash flow information:
  Income taxes paid...............................................    $ 3,464        $    50
                                                                      =======        =======
  Interest paid...................................................    $    78        $    47
                                                                      =======        =======

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Mannatech, Incorporated (the "Company") was incorporated in the State of Texas on November 4, 1993, as Emprise International, Inc. Effective October 25, 1995, the Company changed its name to Mannatech, Incorporated. The Company, located in Coppell, Texas, develops and sells proprietary nutritional supplements and topical products through a network marketing system. The Company currently sells its products in the United States, Canada, Australia, the United Kingdom and Japan. Independent associates ("Associates") purchase products at wholesale for the primary purpose of selling to retail consumers or for personal consumption. In addition, Associates earn commissions on their downline growth and sales volume. The Company has eight wholly-owned subsidiaries located throughout the world for the purpose of conducting business in the related country. The wholly-owned subsidiaries are as follows:

  Wholly-owned Subsidiary                                                                      Dated Began
          Name                         Date Incorporated       Location of Subsidiary          Operations
--------------------------------------------------------------------------------------------------------------------
Mannatech Australia Pty Limited        April 22, 1998          St. Leonards, Australia         October 1, 1998
--------------------------------------------------------------------------------------------------------------------
Mannatech Limited                      December 1, 1998        Republic of Ireland             Dormant pending start
                                                                                               up operations
--------------------------------------------------------------------------------------------------------------------
Mannatech Ltd.                         November 18, 1998       Basingstoke, Hampshire U.K.     November 15, 1999
--------------------------------------------------------------------------------------------------------------------
Mannatech Payment Services             April 11, 2000          Coppell, Texas                  June 26, 2000
Incorporated                                                                                   facilitating payments
                                                                                               services for Mannatech
                                                                                               Japan, Inc.
--------------------------------------------------------------------------------------------------------------------
Mannatech Foreign Sales                May 1, 1999             Barbados                        May 1, 1999 acting as
Corporation                                                                                    a foreign sales
                                                                                               Corporation
--------------------------------------------------------------------------------------------------------------------
Internet Health Group, Inc.            May 7, 1999             Coppell, Texas                  December 20, 1999
                                                                                               operating through its
                                                                                               website "clickwell.com"
--------------------------------------------------------------------------------------------------------------------
Mannatech Japan, Inc.                  January 21, 2000        Tokyo, Japan                    June 26, 2000
--------------------------------------------------------------------------------------------------------------------
Mannatech Limited                      February 14, 2000       New Zealand                     Dormant pending start up
                                                                                               operations
--------------------------------------------------------------------------------------------------------------------


     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information for the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Earnings (loss) per Share

     The Company calculates earnings (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings (loss) per share ("EPS") on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period. At June 30, 2000, all of the 2,028,300 common stock options were excluded from the dilutive EPS calculation as their effect was antidilutive.

     The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive common stock for the three months ended June 30, 1999 and 2000. The amounts are rounded to the nearest thousands except for per share amounts.

                                                     1999                                     2000
                                   -------------------------------------    --------------------------------------
                                     Income         Shares     Per Share    Income (Loss)     Shares     Per Share
                                   (Numerator)  (Denominator)   Amount       (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------    ------------  -------------  ---------
Basic EPS:
Net income (loss) available to
 to common shareholders            $     2,182         24,160  $    0.09    $       (590)        24,989     ($0.02)

Effect of dilutive securities:
 Stock options                              --          1,409                         --             --
                                   -----------  -------------               ------------  -------------

Diluted EPS:
Net income (loss) available to
 common shareholders plus
 assumed conversions              $      2,182         25,569  $    0.08    $       (590)        24,989     ($0.02)
                                  ============  =============  =========    ============  =============  =========

     The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive common stock for the six months ended June 30, 1999 and 2000. The amounts are rounded to the nearest thousands except for per share amounts.

                                                     1999                                     2000
                                   -------------------------------------    --------------------------------------
                                      Income        Shares     Per Share    Income (Loss)     Shares      Per Share
                                   (Numerator)  (Denominator)   Amount       (Numerator)   (Denominator)   Amount
                                   -----------  -------------  ---------    -------------  -------------  ---------
Basic EPS:
Net income (loss) available to
 to common shareholders            $     5,083         23,640  $    0.22    $      (1,093)        24,931     ($0.04)

Effect of dilutive securities:
 Stock options                              --          1,502                         --              --
                                   -----------  -------------               ------------   -------------

Diluted EPS:
Net income (loss) available to
 common shareholders plus
 assumed conversions               $     5,083         25,142  $    0.20    $     (1,093)         24,931     ($0.04)
                                   ===========  =============  =========    ============   =============  =========

NOTE 2    INVENTORIES

     Inventories consist of raw materials and finished goods and are stated at the lower of cost (using the first-in, first-out method) or market. At December 31, 1999 and June 30, 2000 inventories, rounded to the nearest thousands, consist of the following:

                                                      1999            2000
                                                    --------        --------
Raw materials....................................   $  5,788        $  5,799
Finished goods...................................      7,530           8,888
                                                    --------        --------
                                                    $ 13,318        $ 14,687
                                                    ========        ========

NOTE 3    ASSET IMPAIRMENT LOSS

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss on the long-lived asset of its subsidiary Internet Health Group, Inc. as the trend in sales for the subsidiary indicated that the undiscounted future cash flows from its operation would be less than the carrying value of the long-lived asset related to their operation. Accordingly, in the quarter ended June 30, 2000, the Company recognized an asset impairment loss of $870,000. The impairment loss was measured as the difference between the carrying value of the asset and the fair value of the asset based on discounted estimated future cash flows.

NOTE 4    RECENT ACCOUNTING PRONOUNCEMENTS

          In December 1999, the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin No. 101, " Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance on revenue recognition issues. In June 2000, the Commission issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" which delayed the implementation of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not believe the implementation of SAB 101 will have a material effect on our financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in the understanding of Mannatech's financial position and results of operations for the six months ended June 30, 2000 compared to the same period in 1999. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless we state otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Overview

     We develop and sell proprietary nutritional supplements and topical products through a network marketing system. We currently sell our products in the United States, Canada, Australia, the United Kingdom and beginning on June 26, 2000 in Japan, through a worldwide network of approximately 267,000 active associates as of June 30, 2000, compared to approximately 246,000 active associates as of June 30, 1999. We are also exploring the most efficient way to enter the New Zealand market either later this year or early next year.

     Our basic earnings (loss) per share was ($0.04) for the six-months ended June 30, 2000 compared to $0.22 per share for the six-months ended June 30, 1999. This was primarily due to a decrease in sales of $8.1 million, $2.0 million of expenses for our subsidiary, Internet Health Group, Inc., including a one time write-off of the fixed asset software, totaling $870,000, $3.0 million of start up expenses relating to our international expansion into Japan and some additional expenses incurred with the opening of the United Kingdom operations in November 1999. We expect a decrease in start up expenses and operating expenses for our subsidiaries in the third quarter of 2000.

     Internet Health Group, Inc., our subsidiary, which sells various nonproprietary vitamins and nutritional supplements through its website - clickwell.com, has continued to report disappointing results since its inception
--------------
in December 1999. For the six months ended June 30, 2000, the subsidiary had a loss before income taxes of approximately $2.0 million, which included the write off of their fixed asset software totaling $870,000. Our management is currently researching possible alternatives concerning this subsidiary. Management has significantly reduced the subsidiary's future operating expenses; however, the subsidiary has two lease agreements and one agreement relating to its website that are noncancelable and remain in effect through December 2002. The remaining payments, reduced by the subleases relating to these three noncancelable agreements through December 2002 are approximately $419,000.

     During the six months ended June 30, 2000, the percentages of consolidated net sales for the United States, Canada, Australia, the United Kingdom and Japan were 78.3%, 13.2%, 6.5%, 1.4%, and 0.6%, respectively. In the future we expect our international operations to account for an increasing percentage of our consolidated net sales, especially with the opening of our Japan operations on June 26, 2000. October 1998 marked the beginning of our international expansion and it also marked the beginning of the shrinking of our growth rate in net sales generated in the United States and Canada. In addition, in the second quarter of 2000, United States, Canadian and Australia net sales continued to decrease as compared to the same period in 1999. We believe these decreases are due to our associates in the United States, Canada and Australia concentrating their efforts on the development of their presence in the United Kingdom and Japan and competitive Internet networking companies distracting many of our active associates. In addition, associates may have been concerned about recent management changes that occurred in the second quarter of 2000 and the decline of our stock price by heavy trading during the second quarter. To counter this decline we intend to refocus everyone's efforts on our future growth by increasing the number of active associates, introducing new products and revamping our training and marketing materials.

     Our revenues are primarily derived from sales of our products and our associate starter and renewal packs, which include some combination of our products and promotional materials. The purchase of a starter or renewal pack allows the associate to purchase products at wholesale prices. If the associate purchases a pack with a wholesale price of $300 or higher, the associate also receives a $50 credit toward admission to one of our corporate events. We offer a comparable associate starter pack in each country in which we do business; however, each country has different regulatory guidelines that must be followed and therefore not all types of packs are offered in all countries.

     We generally recognize revenues when products or promotional materials are shipped. Our revenues are based primarily on the wholesale prices of the products sold. On average, the wholesale value of the nutritional and topical products contained in each of our packs is between 60% and 70% of the total wholesale value of the packs. On average, the promotional materials value contained in each of the packs are between 30% and 40% of the total wholesale value of the packs. Revenues from promotional packs are allocated between products and events admission based on the proportionate fair value of these items. We defer revenue received from the sale of our promotional packs to the extent that it is greater than the wholesale value of the individual items included in such packs. Allocated event revenues are also deferred. All deferred revenue is amortized over a 12-month period. Total deferred revenue was approximately $845,000 and $847,000 at December 31, 1999 and June 30, 2000, respectively.

     Associates are compensated by commissions, which are our most significant expense; however, we do not intend for commissions to materially exceed 42% of commissionable net sales. Commissions are paid to associates based on the following:

 .    their placement and position within our compensation plan;

 .    volume of direct commissionable sales; and

 .    number of new enrolled associates.

     Our United States federal statutory tax rate is 35%. We pay taxes in Australia at a statutory tax rate of 36% and in the United Kingdom at 31%. We expect to pay taxes in Japan at a statutory tax rate of up to 54%. We also pay taxes in various state jurisdictions at an approximate average statutory tax rate of 3%. As our international expansion continues, a portion of our income will be subject to taxation in the countries in which we operate. We may receive foreign tax credits that would reduce the amount of United States taxes we owe, based upon the amount of foreign taxes paid. We may not be able to use all of such foreign tax credits in the United States. The use of the foreign tax credits is based upon the proportionate amount of net sales in each country. Because some of the countries that we have expanded to or plan to during 2000 and beyond may have maximum statutory tax rates higher than the United States tax rate, we may pay a higher overall effective tax rate on our consolidated operations.

Results of Operations

     The following table summarizes Mannatech's operating results as a percentage of net sales for each of the periods indicated.

                                                          Three months ended                         Six months ended
                                                               June 30                                    June 30
                                                  ----------------------------------         ----------------------------------
                                                   1999                      2000             1999                      2000
                                                  ------                    ------           ------                    ------
Net sales.......................................   100.0%                    100.0%           100.0%                    100.0%
Cost of sales...................................    15.9                      17.3             16.0                      17.4
Commissions.....................................    41.5                      39.8             41.1                      40.7
                                                  ------                    ------           ------                    ------
  Gross profit..................................    42.6                      42.9             42.9                      41.9
Operating expenses:
  Selling and administrative expenses...........    19.7                      22.9             19.8                      23.8
  Other operating costs.........................    14.9                      20.2             13.8                      19.3
  Write off of fixed asset......................     0.0                       2.2              0.0                       1.1
                                                  ------                    ------           ------                    ------
Income (loss) from operations...................     8.0                      (2.4)             9.3                      (2.3)

Interest income                                      0.2                       0.5              0.2                       0.5
Interest expense                                    (0.1)                     (0.1)            (0.1)                     (0.0)
Other expense, net..............................    (0.5)                     (0.1)            (0.3)                     (0.2)
                                                  ------                    ------           ------                    ------
Income (loss) before income taxes...............     7.6                      (2.1)             9.1                      (2.0)
                                                  ------                    ------           ------                    ------
Income tax (expense) benefit....................    (2.7)                      0.6             (3.3)                      0.6
                                                  ------                    ------           ------                    ------

Net income (loss)...............................     4.9%                    (1.5)%             5.8%                    (1.4)%
                                                  ======                    ======           ======                    ======

Number of starter packs sold....................  33,279                    31,136           65,809                    63,574
Number of renewal packs sold....................  13,189                    14,227           27,793                    32,564
                                                  ------                    ------           ------                    ------
Total number of packs sold......................  46,468                    45,363           93,602                    96,138
                                                  ======                    ======           ======                    ======
Total associates canceling associate status.....   1,336                     1,225            2,784                     3,721
                                                  ======                    ======           ======                    ======

Three months ended June 30, 2000 compared with the three months ended June 30, 1999

     Net Sales. Net sales decreased (12.7%) to $39.3 million for the three months ended June 30, 2000 from $45.0 million for the comparable period in 1999. The net sales for United States, Canada and Australia decreased as compared to the same period in 1999. We believe this decrease was the result of many of our associates concentrating their efforts on developing a presence in Japan and concerns about recent management changes. The overall decrease was primarily composed of the following:

     . A $4.7 million increase from the sale of several new products introduced during the first six months of 2000 and the last six months of 1999.

     . A ($9.9) million decrease in existing product sales resulting from a decrease in the volume of products sold, which was partially offset by the opening of the United Kingdom operations in November 1999.

     . A decrease of ($501,000) in associate pack sales resulting from a decrease in the number and a change in the mix of associate packs sold to new associates, which was partially offset by the slight increase in the number and mix of associate renewal packs sold. We are currently exploring ways to change our packs to increase the number of associate packs and renewal packs sold.

     Cost of Sales. Cost of sales decreased (5.6%) to $6.8 million for the three months ended June 30, 2000 from $7.2 million for the comparable period in 1999. As a percentage of net sales, cost of sales increased to 17.3% for the three months ended June 30, 2000 from 15.9% for the comparable period in 1999. The increase in cost of sales as a percentage of net sales was primarily due to a change in the product mix sold. The dollar amount decrease was due to the decrease in the volume of finished goods sold and the recording of an increase of $153,000 for write-offs of discontinued promotional materials, normal inventory shrinkage and inventory given away as samples and charitable contributions.

     Commissions. Commissions consist of payments to associates for sales activity and down line growth. Commissions decreased (16.6%) to $15.6 million for the three months ended June 30, 2000 from $18.7 million for the comparable period in 1999. As a percentage of net sales, commissions decreased to 39.8% for the three months ended June 30, 2000 from 41.5% for the comparable period in 1999. The decrease was the direct result of decreased commissionable sales partially offset by the start up of operations in the United Kingdom in November 1999 and Japan in June 2000.

     Gross Profit. Gross profit decreased (12.0%) to $16.9 million for the three months ended June 30, 2000 from $19.2 million for the comparable period in 1999. As a percentage of net sales, gross profit increased to 42.9% for the three months ended June 30, 2000 from 42.6% for the comparable period in 1999. These changes were primarily attributable to the factors described above.

     Selling and Administrative Expenses. Selling and administrative expenses consist of human resource expenses, including wages, bonuses, printing, marketing expenses and associate events and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 1.1% to $9.0 million for the three months ended June 30, 2000 from $8.9 million for the comparable period in 1999. As a percentage of net sales, selling and administrative expenses increased to 22.9% for the three months ended June 30, 2000 from 19.7% for the comparable period in 1999. The increase was due primarily to the following:

     . an increase of $270,000 related to printing costs associated with the expansion into new countries, the printing of various reports for public filings and hosting our annual shareholders meeting;

     . an increase of $113,000 related to freight costs associated with the expansion into new international markets partially offset by the decrease in freight due to decreased sales;

     . a decrease of ($115,000) in wages and benefits primarily due to the reduction in bonuses and contract labor, which was partially offset by increase due to international expansion; and

     . a decrease of ($225,000) for our national events and associate events.

     Other Operating Costs. Other operating costs include utilities, depreciation, office supplies and travel expenses. Other operating costs increased 16.2% to $7.9 million for the three months ended June 30, 2000 from $6.8 million for the comparable period in 1999. As a percentage of net sales, other operating costs increased to 20.2% for the three months ended June 30, 2000 from 14.9% for the comparable period in 1999. The dollar amount increase was primarily due to the following:

     . an increase of approximately $857,000 related to consulting services including accounting, legal and traveling for the start up of our international expansion into United Kingdom and Japan;

     . an increase of approximately $370,000 related to various general and administrative expenses such as building rent for our overseas offices, insurance, depreciation, postage and telephone related to international expansion into United Kingdom and Japan;

     . approximately $450,000 increase in fees charged by third party processors for our international sales and distribution facilities; and

     . a net decrease of ($575,000) for the reduction of royalties due to the buyout of the royalty agreement with Ray Robbins in 1999.

     Write off of fixed asset. In the second quarter of 2000, management determined our subsidiary Internet Health Group, Inc.'s fixed asset with a book value of $870,000, was impaired and should be written off. The write off was a result of the poor performance of our subsidiary. Management has also reduced their future operating costs and is researching possible alternatives concerning this subsidiary.

     Interest Income. Interest income increased 113.1% to $179,000 for the three months ended June 30, 2000 from $84,000 for the comparable period in 1999. As a percentage of net sales, interest income increased to 0.5% for the three months ended June 30, 2000 from 0.2% for the comparable period in 1999. The dollar increase was due to certain investments.

     Interest Expense. Interest expense decreased (52.4%) to $20,000 for the three months ended June 30, 2000 from $42,000 for the comparable period in 1999. As a percentage of net sales, interest expense remained the same at 0.1% for the three months ended June 30, 2000 and for the comparable period in 1999. The decrease was due primarily to the reduction of the two lease agreements with a bank, to purchase various equipment for our warehouse and laboratory facility.

     Other Expense, Net. Other expense consists of tax penalties, miscellaneous income and nonoperating items. Other expense decreased 89.0% to $22,000 for the three months ended June 30, 2000 from $200,000 for the comparable period in 1999. As a percentage of net sales, other expense decreased to 0.1% for the three months ended June 30, 2000 from 0.5% for the comparable period in 1999. For the three months ended June 30, 2000, other expense consisted of $10,000 in sales tax payments and $20,000 in currency exchange losses due to translation fluctuations. For the three months ended June 30, 1999, other expense consisted of tax penalties of $91,000, sales tax payments of $44,000, loss on abandonment of computer hardware of $42,000, settlement of a lawsuit of $75,000 and ($38,000) of currency exchange gains due to translation fluctuations.

     Income Tax (Expense) Benefit. Income tax (expense) benefit was $216,000 for the three months ended June 30, 2000 and ($1.2) million for the comparable period in 1999. The effective tax rate decreased to 26.8% for the three months ended June 30, 2000 from 35.9% for the comparable period in 1999. Our effective tax rate decreased primarily as a result of recording certain nondeductible expenses and income related to foreign operations.

     Net Income (Loss). For the three months ended June 30, 2000 we had a net loss of ($590,000) compared to net income of $2.2 million for the comparable period in 1999. As a percentage of net sales, (1.5%) for the three months ended June 30, 2000 compared to 4.9% in 1999. The dollar amount of the decrease was due primarily to net sales decreasing by (12.7%), expenses incurred related to our international expansion totaling $3.0 million and $2.0 million including the $870,000 write off of the fixed asset, for our Internet Health Group, Inc. subsidiary.

Six months ended June 30, 2000 compared with the six months ended June 30, 1999

     Net Sales. Net sales decreased (9.2%) to $79.6 million for the six months ended June 30, 2000 from $87.7 million for the comparable period in 1999. The net sales for United States, Canada and Australia decreased as compared to the same period in 1999. We believe this decrease was the result of many of our associates concentrating their efforts on developing a presence in the United Kingdom and Japan as well as concerns over recent management changes. The overall decrease in net sales was primarily composed of the following:

     . An $8.8 million increase from the sale of several new products introduced during the first six months of 2000 and the last six months of 1999.

     . A ($16.3) million decrease in existing product sales resulting from a decrease in the volume of products sold, which was partially offset by the opening of the United Kingdom operations in November 1999.

     . A decrease of ($543,000) in associate pack sales resulting from a decrease in the number and change in the mix of associate packs sold to new associates which was partially offset by an increase in the number and mix of associate renewal packs sold. The overall increase in the number of packs sold but a decrease in dollars of packs sold is a result of our international expansion and our concentrated efforts on our associate renewal program. We will continue to explore new strategies to further the increase in associate pack sales and renewal pack sales and expect the international expansion to increase associate pack sales.

     Cost of Sales. Cost of sales decreased (2.1%) to $13.8 million for the six months ended June 30, 2000 from $14.1 million for the comparable period in 1999. As a percentage of net sales, cost of sales increased to 17.4% for the six months ended June 30, 2000 from 16.0% for the comparable period in 1999. The increase in cost of sales as a percentage of net sales was primarily due to a change in product mix sold. The decrease in the dollar amount was primarily due to the decrease in volume of finished goods sold and the recording of an increase of $375,000 for write-offs of discontinued promotional materials, normal inventory shrinkage and inventory given away as samples and charitable contributions.

     Commissions. Commissions consist of payments to associates for sales activity and downline growth. Commissions decreased (10.0%) to $32.4 million for the six months ended June 30, 2000 from $36.0 million for the comparable period in 1999. As a percentage of net sales, commissions decreased to 40.7% for the six months ended June 30, 2000 from 41.1% for the comparable period in 1999. The decrease was the direct result of decrease in commissionable sales which was partially offset by the following:

     .    an increase in the number of associate packs sold;

     . the introduction of new incentive programs for associates, including the fast start bonus program in the fourth quarter of 1999; and

     . the start up of operations in the United Kingdom in November 1999 and Japan in June 2000.

     Gross Profit. Gross profit decreased (11.2%) to $33.4 million for the six months ended June 30, 2000 from $37.6 million for the comparable period in 1999. As a percentage of net sales, gross profit decreased to 41.9% for the six months ended June 30, 2000 from 42.9% for the comparable period in 1999. These changes were primarily attributable to the factors described above.

     Selling and Administrative Expenses. Selling and administrative expenses consist of human resource expenses, including wages, bonuses, printing, marketing expenses and associate events and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 8.6% to $18.9 million for the six months ended June 30, 2000 from $17.4 million for the comparable period in 1999. As a percentage of net sales, selling and administrative expenses increased to 23.8% for the six months ended June 30, 2000 from 19.8% for the comparable period in 1999. The dollar amount of the increase was due primarily to the following:

     . $558,000 increase related to our annual national events, which includes hosting events in Australia, United Kingdom and Japan and an increase in the attendance of our annual national event held in March 2000;
     . $300,000 increase related to mailing and printing costs associated with international expansion, reports for public filings and hosting our first annual shareholders meeting;
     . $327,000 increase related to advertising for our Internet Health Group, Inc. subsidiary and for our international operations;
     . $220,000 increase in wages and benefits primarily due to international expansion; and

     . $129,000 increase related to freight costs associated with our personal consumption plan introduced in Japan.

     Other Operating Costs. Other operating costs include utilities, depreciation, office supplies and travel expenses. Other operating costs increased 27.3% to $15.4 million for the six months ended June 30, 2000 from $12.1 million for the comparable period in 1999. As a percentage of net sales, other operating costs increased to 19.3% for the six months ended June 30, 2000 from 13.8% for the comparable period in 1999. The increase in the dollar amount was primarily due to the following:


     . an increase of approximately $1.5 million related to consulting services including accounting, legal and traveling for the start up of our international expansion into the United Kingdom and Japan;

     . an increase of approximately $1.5 million related to various general and administrative expenses such as building rent for our overseas offices, insurance, depreciation, postage and telephone related to our international expansion into the United Kingdom and Japan;

     . approximately $755,000 increase in fees charged by third party processors for our international sales and distribution facilities; and

     . a decrease of ($575,000) related to the buyout of the Ray Robbins royalty agreement in 1999.

     Write off of fixed asset. In the second quarter of 2000, management determined our Internet Health Group, Inc. Subsidiary's fixed asset with a book value of $870,000, was impaired and should be written off. The write off was a result of the continuation of the poor performance of our subsidiary. Management has also reduced their future operating costs and is researching possible alternatives concerning this subsidiary.

     Interest Income. Interest income increased 143.9% to $422,000 for the six months ended June 30, 2000 from $173,000 for the comparable period in 1999. As a percentage of net sales, interest income increased to 0.5% for the six months ended June 30, 2000 from 0.2% for the comparable period in 1999. The dollar increase was primarily due to investing in certain investments.

     Interest Expense. Interest expense decreased (53.3%) to $43,000 for the six months ended June 30, 2000 from $92,000 for the comparable period in 1999. As a percentage of net sales, interest expense decreased to 0.0% for the six months ended June 30, 2000 from 0.1% for the comparable period in 1999. The decrease was due primarily to the reduction of the two lease agreements with a bank, to purchase various equipment for our warehouse and laboratory facility.

     Other Expense, Net. Other expense consists of tax penalties, miscellaneous income and nonoperating items. Other expense decreased (38.5%) to $134,000 for the six months ended June 30, 2000 from $218,000 for the comparable period in 1999. As a percentage of net sales, other expense decreased to 0.2% for the six months ended June 30, 2000 from 0.3% for the comparable period in 1999. For the six months ended June 30, 2000, other expense consisted of approximately $36,000 in sales tax payments and tax penalties and approximately $75,000 in currency exchange losses due to translation fluctuations. For the six months ended June 30, 1999, other expense consisted primarily of tax penalties of $91,000, $36,000 currency exchange gains due to translation fluctuations, $42,000 loss from the abandonment of computer hardware and miscellaneous expenses.

     Income Tax (Expense) Benefit. Income tax (expense) benefit was $487,000 for the six months ended June 30, 2000 and ($2.9) million for the comparable period in 1999. The effective tax rate decreased to 30.6% for the six months ended
June 30, 2000 from 36.5% for the comparable period in 1999. Our effective tax rate decreased primarily as a result of recording certain nondeductible expenses and income related to foreign operations.

     Net Income (Loss). For the six months ended June 30, 2000 we had a net loss of ($1.1) million compared to net income of $5.1 million for the comparable period in 1999. As a percentage of net sales the net income (loss) was (1.4%) for the six months ended June 30, 2000 compared to 5.8% in 1999. The dollar amount of the decrease was due to net sales decreasing by

(9.2%), the $870,000 write off of fixed asset and $3.0 million in expenses incurred related to our international expansion and associate events hosted by Mannatech.

Liquidity and Capital Resources

     In February 1999, we received approximately $9.2 million in net proceeds from the sale of our common stock in our initial public offering. In the initial public offering, we sold 1,500,000 shares of our common stock, at $8.00 per share and have used all of the proceeds. We used approximately $6.3 million of our proceeds from the initial public offering for international expansion, primarily for product registration, initial inventory requirements and similar items and have used the remaining $2.9 million to fund working capital and for general corporate purposes. In February 1999, we also received $641,271 from the exercise of 475,015 outstanding warrants at $1.35 per share.

     Our primary capital requirement is to fund working capital to support our international growth. We financed our operations primarily through cash flows from operating activities and proceeds from our initial public offering. As a result of our expenditures on the facilities, equipment and personnel necessary to support our international expansion, we had working capital of $11.7 million as of December 31, 1999 compared to working capital of $10.6 million at June 30, 2000. For the first six months of 1999, we invested approximately $592,000 relating to property and equipment including the expansion into Australia. During the first six months of 2000 we invested approximately $3.4 million in property and equipment including expansion into the United Kingdom and Japan. These projects were financed through operating cash flow in 1999 and 2000.

     We paid approximately $1.3 million in dividends to our shareholders in January and February of 1999. For the six months ended June 30, 2000, current liabilities increased due to an increase in payables and inventory purchases relating to our expansion into the United Kingdom and Japan. We believe our existing facilities are sufficient to support near-term growth.

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

     Net cash provided by operating activities was $3.5 million for the six months ended June 30, 1999 compared to $672,000 for the six months ended June 30, 2000. During 1999, an increase in net sales was partially offset by increases in inventories and other expenses related to our international expansion and a decrease in income tax payable of approximately $3.0 million from the tax benefit related to the exercise of warrants and options. During the six months ended June 30, 2000, we had a net loss and an increase in inventories and payables related to our continued international expansion. For the six months of 2000, we have spent approximately $3.0 million and expect to spend up to an additional $500,000 for the start up operations in Japan and the United Kingdom.

     Net cash used in investing activities was $955,000 for the six months ended June 30, 1999 compared to $1.8 million for the six months ended June 30, 2000. In 1999, these activities consisted primarily of purchases of computer hardware, internal development of computer software and investing the net proceeds from the initial public offering into investments offset by the repayment of the notes receivable due from certain shareholders to us of approximately $974,000. We believe the new facilities and software program should be sufficient for our immediate needs. In the first six months of 2000, these activities consisted of purchases of computer hardware and software, build out of our Japan facility and investments earning interest. During the remainder of 2000, we intend to spend up to an additional $300,000 for translation of our software into other languages and additional purchases of equipment for our international expansion into Japan and New Zealand.

     Net cash provided by (used in) financing activities totaled $10.7 million and ($65,000) for the six months ended June 30, 1999 and 2000, respectively. We paid dividends on a monthly basis to our shareholders in the amount of $0.02- $0.06 per share and paid dividends each month until the completion of the initial public offering on February 12, 1999. Our Board of Directors intends, from time-to-time, to reevaluate this policy after considering relevant factors, including the level of our net income and alternative uses of retained earnings. In February 1999, the gross initial public offering proceeds of approximately $12.0 million were received. In the first six months of 2000, we received approximately $289,000 related to the exercise of 206,200 stock options at a price per share ranging from $1.35 to $2.00.

     Our existing capital resources, including cash provided by operating activities, bank borrowings and suspension of dividend payments to shareholders, should be adequate to fund our operations for at least the next 12 months. We have no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies; however, we have committed to loaning Mr. Fioretti $500,000 and purchasing up to $1.5 million of stock from Mr. Charles E. Fioretti. See Item 5 on page 18 for a summary of terms. Mannatech also has agreed to reserve up to $2.0 million to buy back our stock, on the open market, under certain price conditions. Changes could also occur that would consume available capital resources faster than anticipated. Our capital requirements depend on numerous factors, including:

 .    the timing and pace of our entry into international markets;

 .    growth in the number of associates; and

 .    our research and development efforts.

     If our existing capital resources are insufficient to meet our capital requirements, we will be required to raise additional funds. We cannot be sure that additional funding, if necessary, will be available on favorable terms, if at all.

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

     We believe that our current versions of software products licensed from third parties are Year 2000 compliant; however, some of our suppliers may be running earlier versions of software products that may not be Year 2000 compliant. We have evaluated the Year 2000 readiness of our vendors and third parties and found no system failures. Furthermore, we currently are unaware of any material operational issues or costs associated with preparing and maintaining our computer and technology systems for the Year 2000; however, we may still experience material unanticipated problems and costs caused by undetected errors or defects, which could seriously harm our business.

     Our total cost associated with Year 2000 identification, remediation and testing was approximately $100,000 and was funded through our operating cash flows. None of our applications failed to perform on January 1, 2000; however, computer experts have warned that there may still be residual consequences of the change in centuries. If we experience any application failures in 2000, it could result in a decrease in sales of our products or an increase in the allocation of resources to address the problem with the Year 2000. If this should occur, we would have to resort to temporary manual processing, which is not expected to have a material adverse impact on our short-term operations.

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

     In December 1999, the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance on revenue recognition issues. In June 2000, the Commission issued Staff Accounting Bulletin No. 101B, "Second
Amendment: Revenue Recognition in Financial Statements" which delayed the implementation of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We do not believe the implementation of SAB 101 will have a material effect on our financial position or results of operations.

Forward-Looking Statements

     Some of our statements under "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk", the Notes to Consolidated Financial Statements, "Other Information" and elsewhere in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to certain events, risks and uncertainties that maybe outside of our control. These forward-looking statements include statements of:

 .    management's plans and objectives for our future operations and future economic performance;

 .    our capital budget and future capital requirements;

 .    meeting our existing and future operating needs;

 .    the level of future expenditures; including plans for any of our subsidiaries;

 .    planned international expansion; and

 .    the outcome of regulatory and litigation matters, and the assumptions described in this report underlying such forward-looking statements.

     Actual results and developments may differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation:

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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and we are under no duty to update any of the forward-looking statements after the date of this report.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We do not engage in trading market risk sensitive instruments and do not purchase as investments, hedges that are likely to expose us to certain types of market risk including interest rate, commodity price or equity price risk. We have purchased investments but there has been no material change in our exposure to interest rate risk from our investments. We have not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps.

     We also are exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar affects our financial results. Changes in exchange rates may positively or negatively affect our sales (as expressed in United States dollars), gross margins, operating expenses and retained earnings. When the United States dollar increases against currencies in which we sell products or a weakening exchange rate against currencies in which we incur costs, our net sales or costs may be adversely affected. We have established policies, procedures, and internal processes governing the management of market risk and the use of any financial instruments to manage our exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rate is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected transactions denominated in foreign currency. Based upon our overall currency rate exposure at June 30, 2000, we do not believe that our exposure to exchange rate fluctuations will have a material impact on our consolidated financial position or consolidated results of operations. However, as we have expanded into Japan the Japanese Yen will become our primary currency for which we will have exposure to foreign currency exchange rate risk. The Japan Yen fluctuated during the first six months of 2000 from 101.3 to 111.7 Japanese Yen to the United States dollar. Given the uncertainty of the exchange rate fluctuation against the United States dollar, we cannot determine the dollar effect, if any, of the fluctuation on our future business, product pricing, results of operations or financial condition. All statements other than historical information incorporated in this Item 3 are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     No material changes in, or additions to, the legal proceedings previously reported in Mannatech's Annual Report on Form 10-K for 1999 as filed with the Commission on March 30, 2000 or in our Quarterly Report on Form 10-Q for our first quarter of 2000 as filed with the Commission on May 15, 2000.

Item 2.   Changes in Securities and Use of Proceeds

          (a)  Not applicable.

          (b)  Not applicable.

          (c)  None.

          (d) Use of Proceeds from Registered Securities. On February 12, 1999, we completed our initial public offering. In the initial public offering, we and certain shareholders sold an aggregate of 3,056,016 shares of our common stock, par value $0.0001 per share, at a price of $8.00 per share. None of such payments were direct or indirect payments to directors, officers, affiliates or 10% beneficial owners of Mannatech. No underwriter was involved in the initial public offering.

     Of the total number of shares sold in the initial public offering, 1,556,016 shares of common stock were sold by certain shareholders of Mannatech at a price of $8.00 per share, yielding gross proceeds to them, of $12,448,128. The net proceeds paid to the selling shareholders were $11,950,203, after deducting the placement agent's fee of approximately $497,925.

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

     We have used all of our $9.2 million net proceeds, as planned, as follows:

     . $6,265,858 of the net proceeds was used to pay for our expansion into Australia, the United Kingdom and Japan; and

     . $2,975,100 of the net proceeds was used to fund our current working capital needs.


Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          a) The 2000 Annual Shareholders Meeting of Mannatech was held on June 19, 2000 and each of the proposals were described in detail in our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 10, 2000 which is attached, herein as
               Exhibit 22.

          b) Anthony Canale and Robert Henry were elected to continue to serve as Class I directors until the 2003 Annual Shareholders Meeting. Mr. Jules Zimmerman was elected as a Class II independent director and will serve until the 2001 Annual Shareholders Meeting.

          c)   The voting for the three proposals were as follows:

               Each of the three directors were approved according to the following votes:

                       Director                                         For            Against or withheld        Broker non-votes
                       ------------------------------------------------------------------------------------------------------------
                       Anthony Canale                                21,797,275               167,567                  244,967
                       ------------------------------------------------------------------------------------------------------------
                       Robert Henry                                  21,872,504                92,338                  169,738
                       ------------------------------------------------------------------------------------------------------------
                       Jules Zimmerman                               21,879,061                85,781                  163,181
                       ------------------------------------------------------------------------------------------------------------

               The appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2000 was ratified according to the following votes:

                                        For                      Against or withheld          Abstentions          Broker non-votes
                       ------------------------------------------------------------------------------------------------------------
                                    22,003,129                          20,676                   18,437                      0
                       ------------------------------------------------------------------------------------------------------------

               The Mannatech's 2000 Stock Option Plan was ratified according to the following votes:

                      For        Against or withheld           Abstentions          Broker non-votes
               ---------------------------------------------------------------------------------------
                 7,795,927           1,301,981                5,764,071              7,180,263
               ---------------------------------------------------------------------------------------


          d)   None.

Item 5.   Other Information

     On May 5, 2000, the written resignation of Mr. Samuel L. Caster was accepted by our Board of Directors. Mr. Caster resigned due to the decision to remove him as President, replace him with Terry L. Persinger and the refusal to accept his demand to be named as the sole Chairman of the Board. Mr. Robert
M. Henry was appointed to replace Mr. Samuel L. Caster as a Class I director.

     On June 1, 2000, a consultancy agreement between Mannatech and Mr. Samuel
L. Caster was entered into in which Mr. Caster is retained as a Global Vision Architect Consultant for an annual fee of $600,000 plus all expenses, a leased automobile and insurance. The agreement is for two years with annual renewal options.

     On June 26, 2000, Mr. Chris T. Sullivan who was a Class II, independent director, resigned from our Board of Directors to pursue various personal ventures. On August 2, 2000, the Board of Directors unanimously voted Mr. Samuel
L. Caster as a Class II director to replace Mr. Chris T. Sullivan; however, Mr. Caster is prohibited from becoming an independent director due to history with Mannatech. In the future, the Board of Directors plans to add three more independent directors as they believe this would strengthen our board. The Board is currently interested in candidates who have multi-level marketing experience.

     On August 8, 2000, an agreement between Mannatech and Mr. Charles E. Fioretti was entered into to purchase some of his stock and enter into an eighteen month lock up agreement. The terms of the agreement is as follows:

     For Charles E. Fioretti:

          . On August 8, 2000, Mannatech will loan Mr. Charles Fioretti $500,000 at an interest rate of 6.9% that will be imputed but not charged. The outstanding balance of the note will be repaid in six successive with monthly installments of 26,455 shares of common stock ($83,333.33 divided by the closing price on August 8, 2000 at $3.50 times 0.90) beginning on September 3, 2000 and continuing through February 3, 2001, at which time any remaining balance will be due. The note is collateralized by 174,570 shares of Mr. Fiorettis' stock.

          . From March 3, 2001 through March 3, 2002, Mannatech will purchase $83,333.33 of his stock, on a monthly basis, valued at 90% of the fair market value price on the close of that business day.
          . Mr. Fioretti will be prohibited from selling any shares he owns directly or indirectly for eighteen months beginning on August
               8, 2000.
          . Commencing on March 3, 2002 and on the third business day thereafter, Mannatech will have the right but not the obligation to purchase at least $100,000 worth of his stock, valued at the greater of 90% of the fair market value, or $2.00 per share.

     On August 9, 2000 the Board approved up to $2.0 million to be used to buy back our stock, on the open market, under certain price conditions. The Board also agreed to end the unsuccessful negotiations with Mr. William C. Fioretti to obtain a lock up agreement as his terms were considered unreasonable.


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

        10.24 Form of Employment Agreement entered into between Mannatech and Robert M. Henry, incorporated herein by reference to Exhibit
               10.24 to Mannatech's 2000 Form 10-Q (File No. 000-24657) filed with the Commission on March 30, 2000, incorporated herein by reference to Exhibit 10-24 to Mannatech's March 31, 2000 Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2000.

        10.25* Consultancy Agreement dated June 1, 2000 by and between
               Mannatech, Incorporated and Samuel L. Caster.

        10.26* 2000 Stock Option Plan, dated June 19, 2000.

        10.27* Lock-up agreement between Mannatech and Charles E. Fioretti, dated August 8, 2000.

        22 Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 (File No. 000-24657) filed with the Commission on May 10, 2000.

        27*    Financial Data Schedule.
_____________
* Filed herewith.

     (b)  Reports on Form 8-K.


          On May 12, 2000, Mannatech filed a Form 8-K (File No. 000-24657) with the Securities and Exchange Commission in connection with the written resignation of Mr. Samuel L. Caster that was accepted by our Board of Directors on May 5, 2000. Mr. Caster outlined his resignation and disagreements in a letter dated May 3, 2000.

          Mannatech believes Mr. Caster's reasons for resigning were ultimately personal and strongly disagreed with Mr. Caster's allegations. In addition, Mannatech also rejected his demand letter, dated May 3, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MANNATECH, INCORPORATED


August 14, 2000                   /S/ ROBERT M. HENRY
                                  ----------------------------------------------
                                      Robert M. Henry
                                      Chief Executive Officer

August 14, 2000                   /S/ STEPHEN D. FENSTERMACHER
                                  ----------------------------------------------
                                      Stephen D.Fenstermacher
                                      Senior Vice President and Chief Financial
                                      Officer and principal financial officer

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

          10.24 Form of Employment Agreement entered into between Mannatech and Robert M. Henry, incorporated herein by reference to
                   Exhibit 10.24 to Mannatech's 2000 Form 10-Q (File No. 000-24657) filed with the Commission on March 30, 2000, incorporated herein by reference to Exhibit 10-24 to Mannatech's March 31, 2000 Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2000.

          10.25* Consultancy Agreement dated June 1, 2000 by and between Mannatech, Incorporated and Samuel L. Caster.

          10.26*   2000 Stock Option Plan, dated June 19, 2000.

          10.27* Lock-up agreement between Mannatech and Charles E. Fioretti, dated August 8, 2000.

          22 Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 (File No. 000-24657) filed with the Commission on May 10, 2000.

          27*      Financial Data Schedule.
_____________
* Filed herewith.