Form 10-Q
period 2000-09-30
MANNATECH INC
filed 2000-11-14
CIK 1056358

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q



     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

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

     As of October 31, 2000, the number of shares outstanding of the registrant's sole class of common stock, par value $0.0001 per share was 24,983,538.

                               TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
Part I - FINANCIAL INFORMATION
     Item 1.  Financial Statements..........................................................................   1
          Consolidated Balance Sheets.......................................................................   1
          Consolidated Statements of Operations.............................................................   2
          Consolidated Statements of Cash Flows.............................................................   3
          Notes to Consolidated Financial Statements........................................................   4

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........   7
          Overview..........................................................................................   7
          Results of Operations.............................................................................   9
          Three months ended September 30, 2000 compared with the three months ended September 30, 1999.....   9
          Nine months ended September 30, 2000 compared with the nine months ended September 30, 1999.......  11
          Liquidity and Capital Resources...................................................................  14
          Year 2000.........................................................................................  15
          Recent Financial Accounting Standards Board Statements............................................  16
          Forward-Looking Statements........................................................................  16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................  17

Part II  -  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................................................  18
     Item 2.  Changes in Securities and Use of Proceeds.....................................................  18
     Item 3.  Defaults Upon Senior Securities...............................................................  18
     Item 4.  Submission of Matters to a Vote of Security Holders...........................................  19
     Item 5.  Other Information.............................................................................  19
     Item 6.  Exhibits and Reports on Form 8-K..............................................................  19


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MANNATECH, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                                                    December 31,      September 30, 2000
                             ASSETS                                     1999              (Unaudited)
                                                                    ------------      -------------------
Cash and cash equivalents                                           $     11,576         $      7,470
Short-term investments............................................         1,388                  233
Accounts receivable, less allowance for doubtful accounts of $58..           275                  247
Income tax receivable.............................................             -                1,453
Current portion of notes receivable - shareholders................           158                  185
Inventories.......................................................        13,318               14,231
Prepaid expenses..................................................           728                1,118
Deferred tax assets...............................................           564                  541
                                                                    ------------         ------------
  Total current assets............................................        28,007               25,478
Property and equipment, net.......................................        14,093               14,558
Notes receivable-shareholders, excluding current portion..........           543                  384
Other assets......................................................         2,136                1,389
                                                                    ------------         ------------
  Total assets....................................................  $     44,779         $     41,809
                                                                    ============         ============
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of capital leases and note payable................  $        732         $        476
Accounts payable..................................................         1,890                  919
Accrued expenses..................................................        13,722               14,804
                                                                    ------------         ------------
  Total current liabilities.......................................        16,344               16,199
Capital leases and note payable, excluding current portion........           326                   38
Deferred tax liabilities..........................................           817                  823
                                                                    ------------         ------------
  Total liabilities...............................................        17,487               17,060
                                                                    ------------         ------------
Commitments and contingencies.....................................             -                    -
Commitment to repurchase common stock.............................             -                1,000
                                                                    ------------         ------------

Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, no shares issued and outstanding....................             -                    -
Common stock, $0.0001 par value, 99,000,000 shares authorized
  24,790,601 and 24,774,293 shares issued and outstanding
   in 1999 and 25,026,301 and 24,983,538 in 2000..................             2                    2
Additional paid-in capital........................................        17,348               17,916
Note receivable from shareholder..................................            --                 (417)
Retained earnings.................................................        10,146                7,530
Accumulated other comprehensive income - foreign currency
   translation adjustment.........................................             -                    5
                                                                    ------------         ------------
              ....................................................        27,496               25,036
Less treasury stock, at cost, 16,308 shares in 1999 and 42,763 shares in 2000 and commitment to purchase treasury stock
 of $1.0 million in 2000..........................................          (204)              (1,287)
                                                                    ------------         ------------
  Total shareholders' equity......................................        27,292               23,749
                                                                    ------------         ------------
  Total liabilities, repurchase of stock and shareholders'
    equity........................................................  $     44,779         $     41,809
                                                                    ============         ============


         See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED AND THE NINE MONTHS ENDED
                          SEPTEMBER 30, 1999 AND 2000
                 (in thousands, except per share information)


                                                            Three months ended        Nine months ended
                                                                September 30             September 30
                                                           --------------------     ---------------------
                                                             1999        2000         1999         2000
                                                             ----        ----         ----         ----
Net Sales..............................................    $45,814     $ 36,171     $133,465     $115,753
                                                           -------     --------     --------     --------
Cost of Sales..........................................      7,657        6,574       21,717       20,422
Commissions............................................     18,353       14,824       54,334       47,206
                                                           -------     --------     --------     --------
                                                            26,010       21,398       76,051       67,628
                                                           -------     --------     --------     --------
  Gross profit.........................................     19,804       14,773       57,414       48,125
                                                           -------     --------     --------     --------
Operating Expenses:
  Selling and administrative expenses..................      8,839        8,179       26,200       27,113
  Other operating costs................................      6,231        8,549       18,339       23,922
  Write-off of fixed asset.............................          -            -            -          870
                                                           -------     --------     --------     --------
     Total operating expenses..........................     15,070       16,728       44,539       51,905
                                                           -------     --------     --------     --------

Income (loss) from operations..........................      4,734       (1,955)      12,875       (3,780)

Interest income........................................        233          139          406          561
Interest expense.......................................        (31)         (15)        (123)         (59)
Other income (expense), net............................         84         (250)        (133)        (383)
                                                           -------     --------     --------     --------

Income (loss) before income taxes......................      5,020       (2,081)      13,025       (3,661)

Income tax (expense) benefit...........................     (1,832)         558       (4,754)       1,045
                                                           -------     --------     --------     --------
Net income (loss)......................................    $ 3,188     $ (1,523)    $  8,271     $ (2,616)
                                                           =======     ========     ========     ========

Earnings (loss) per common share:
  Basic................................................    $  0.13     $  (0.06)    $   0.35     $  (0.10)
                                                           =======     ========     ========     ========
  Diluted..............................................    $  0.12     $  (0.06)    $   0.33     $  (0.10)
                                                           =======     ========     ========     ========

Weighted-average common shares outstanding
  Basic................................................     24,532       24,984       23,941       24,945
                                                           =======     ========     ========     ========
  Diluted..............................................     25,678       24,984       25,320       24,945
                                                           =======     ========     ========     ========
Dividends declared per common share....................    $  0.00     $   0.00     $   0.06     $   0.00
                                                           =======     ========     ========     ========


         See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                (in thousands)

                                                                                   1999                2000
                                                                                ----------          ----------
Cash flows from operating activities:
  Net income (loss)..........................................................   $    8,271          $   (2,616)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization..........................................        2,210               2,662
      Write-off of fixed asset...............................................           --                 870
      Loss on disposal of assets.............................................           44                 423
      Tax benefit of warrants and options exercised..........................        3,270                 239
      Deferred income tax expense............................................            -                  29

      Changes in operating assets and liabilities:
        Accounts and income tax receivables..................................           54              (1,425)
        Inventories..........................................................       (1,528)               (913)
        Prepaid expenses.....................................................         (580)               (390)
        Other assets.........................................................          120                 151
        Accounts payable.....................................................       (4,810)               (971)
        Accrued expenses.....................................................        1,923               1,082
                                                                                ----------          ----------
           Net cash provided by (used in) operating activities...............        8,974                (859)
                                                                                ----------          ----------
Cash flows from investing  activities:
  Acquisition of property and equipment and construction
    in progress..............................................................       (1,475)             (4,420)
  Purchase of investments....................................................       (1,688)                  -
  Maturities of investments..................................................            -               1,751
  Repayment by shareholders/related party receivables........................          974                 132
                                                                                ----------          ----------
  Net cash used in investing activities......................................       (2,189)             (2,537)
                                                                                ----------          ----------

Cash flows from financing activities:
  Payment of dividends.......................................................       (1,327)                  -
  Repayment of capital lease obligations.....................................         (439)               (403)
  Proceeds from the initial public offering..................................       12,000                   -
  Proceeds from warrants.....................................................          641                   -
  Proceeds from stock option exercises.......................................          539                 328
  Payment of note payable....................................................         (144)               (140)
  Advance to shareholder.....................................................            -                (500)
  Deferred offering costs....................................................         (615)                  -
                                                                                ----------          ----------
           Net cash provided by (used in) financing activities...............       10,655                (715)
                                                                                ----------          ----------

Effect of exchange rate changes on cash......................................            -                   5
                                                                                ----------          ----------

Net increase (decrease) in cash and cash equivalents.........................       17,440              (4,106)
Cash and cash equivalents:
  Beginning of period........................................................          763              11,576
                                                                                ----------          ----------
  End of period..............................................................   $   18,203          $    7,470
                                                                                ==========          ==========

Supplemental disclosure of cash flow information:
  Income taxes paid..........................................................   $    4,671          $      254
                                                                                ==========          ==========
  Interest paid..............................................................   $       99          $       59
                                                                                ==========          ==========
  Commitment to repurchase stock from shareholder............................   $        -          $    1,000
                                                                                ==========          ==========
  Treasury shares received for the payment of note receivable due
    from shareholder.........................................................   $        -          $       83
                                                                                ==========          ==========


         See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Mannatech, Incorporated (the "Company") was incorporated in the State of Texas on November 4, 1993, as Emprise International, Inc. Effective October 25, 1995, the Company changed its name to Mannatech, Incorporated. The Company, located in Coppell, Texas, develops and sells proprietary nutritional supplements and topical products through a network marketing system. The Company currently sells its products in the United States, Canada, Australia, the United Kingdom and Japan. Independent associates ("Associates") purchase products at wholesale for the primary purpose of selling to retail consumers or for personal consumption. In addition, Associates earn commissions on their downline growth and sales volume. The Company has eight wholly-owned subsidiaries located throughout the world for the purpose of conducting business in the related country. The wholly-owned subsidiaries are as follows:


-------------------------------------------------------------------------------------------------------------------------
   Wholly-owned Subsidiary                                                                               Dated Began
           Name                         Date Incorporated           Location of Subsidiary               Operations
-------------------------------------------------------------------------------------------------------------------------
Mannatech Australia Pty                    April 22, 1998          St. Leonards, Australia                October 1, 1998
Limited
-------------------------------------------------------------------------------------------------------------------------
Mannatech Limited                        December 1, 1998          Republic of Ireland              Dormant pending start
                                                                                                            up operations
-------------------------------------------------------------------------------------------------------------------------
Mannatech Ltd.                          November 18, 1998          Basingstoke, Hampshire               November 15, 1999
                                                                   U.K.
-------------------------------------------------------------------------------------------------------------------------
Mannatech Payment Services                 April 11, 2000          Coppell, Texas                           June 26, 2000
Incorporated                                                                                         facilitating payment
                                                                                                   services for Mannatech
                                                                                                              Japan, Inc.
-------------------------------------------------------------------------------------------------------------------------
Mannatech Foreign Sales                       May 1, 1999          Barbados                       May 1, 1999 acting as a
Corporation                                                                                                 foreign sales
                                                                                                              corporation
-------------------------------------------------------------------------------------------------------------------------
Internet Health Group, Inc.                   May 7, 1999          Coppell, Texas                       December 20, 1999
                                                                                                    operating through its
                                                                                                                  website
                                                                                                          "clickwell.com"
-------------------------------------------------------------------------------------------------------------------------
Mannatech Japan, Inc.                    January 21, 2000          Tokyo, Japan                             June 26, 2000
-------------------------------------------------------------------------------------------------------------------------
Mannatech Limited                       February 14, 2000          New Zealand                      Dormant pending start
                                                                                                            up operations
-------------------------------------------------------------------------------------------------------------------------


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

Earnings (Loss) Per Share

        The Company calculates earnings (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings (loss) per share ("EPS") on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period. At September 30, 2000, all of the 3,863,952 common stock options were excluded from the dilutive EPS calculation as their effect was antidilutive.

        The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive common share equivalents for the three months ended September 30, 1999 and 2000. The amounts are rounded to the nearest thousands except for per share amounts.

                                                            1999                                         2000
                                        ------------------------------------------   -----------------------------------------
                                           Income          Shares        Per Share   Income (Loss)      Shares       Per Share
                                        (Numerator)     (Denominator)     Amount      (Numerator)    (Denominator)    Amount
                                        -----------     -------------    ---------   ------------    -------------   ---------
Basic EPS:
Net income (loss) available to
 to common shareholders                 $     3,188            24,532    $    0.13    $    (1,523)          24,984      ($0.06)

Effect of dilutive securities:
 Stock options                                   --             1,146                          --               --
                                        -----------     -------------                 -----------    -------------

Diluted EPS:
Net income (loss) available to
 common shareholders plus
 assumed conversions                    $     3,188            25,678    $    0.12    $    (1,523)          24,984      ($0.06)
                                        ===========     =============    =========    ===========    =============   =========


        The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive common share equivalents for the nine months ended September 30, 1999 and 2000. The amounts are rounded to the nearest thousands except for per share amounts.


                                                            1999                                         2000
                                        ------------------------------------------   -----------------------------------------
                                          Income           Shares        Per Share   Income (Loss)      Shares       Per Share
                                        (Numerator)     (Denominator)     Amount      (Numerator)    (Denominator)    Amount
                                        -----------     -------------    ---------    -----------    -------------   ---------
Basic EPS:
Net income (loss) available to
 to common shareholders                 $     8,271            23,941    $    0.35    $    (2,616)          24,945      ($0.10)

Effect of dilutive securities:
 Stock options                                   --             1,379                          --               --
                                        -----------     -------------                 -----------    -------------

Diluted EPS:
Net income (loss) available to
 common shareholders plus
 assumed conversions                    $     8,271            25,320    $    0.33    $    (2,616)          24,945      ($0.10)
                                        ===========     =============    =========    ===========    =============   =========


Accumulated Other Comprehensive Income

        Unlike the Company's other subsidiaries, the local currency for its Japan subsidiary is considered its functional currency. In the consolidated financial statements, when the subsidiary's local currency is considered the functional currency, all of its assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders' equity and intercompany accounts are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders' equity and included as accumulated other comprehensive income as required under Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The total comprehensive loss, rounded to the nearest thousand, for the three months and nine months ended September 30, 2000 would be $1,518 and $2,611, respectively. The total comprehensive loss includes our net loss plus the accumulated comprehensive income of $5.

NOTE 2    INVENTORIES

        Inventories consist of raw materials and finished goods and are stated at the lower of cost (using the first-in, first-out method) or market. At December 31, 1999 and September 30, 2000 inventories, rounded to the nearest thousands, consist of the following:

                                                  1999           2000
                                                --------       --------
Raw materials................................   $  5,788       $  6,074
Finished goods...............................      7,530          8,157
                                                --------       --------
                                                $ 13,318       $ 14,231
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

NOTE 4    RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative, Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments imbedded in other contracts and for hedging activities. In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standard No. 137, which defers the effective date of Financial Accounting Standard No. 133 to fiscal years beginning after June 15, 2000. Management does not believe this pronouncement will have a material impact on us.

        In December 1999, the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance on revenue recognition issues. In June 2000, the Commission issued Staff Accounting Bulletin No. 101B, "Second
Amendment: Revenue Recognition in Financial Statements" which delayed the implementation of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not believe the implementation of SAB 101 will have a material effect on their financial position or results of operations.

NOTE 5    RELATED PARTY TRANSACTIONS

        On August 8, 2000, the Company loaned Mr. Charles Fioretti $500,000. The loan is collateralized by 174,570 shares of Mr. Fiorettis' stock. The outstanding balance of the note will be repaid in six successive monthly installments of 26,455 shares of his common stock valued at $83,333.33 beginning on September 3, 2000 and continuing through February 3, 2001.

        On August 8, 2000, the Company also entered into a lockup and repurchase agreement with Mr. Charles Fioretti. Under the terms of the agreement, the Company agreed to buy $1.0 million worth of Mr. Fioretti's stock. The commitment to repurchase is included in treasury stock on the balance sheet.
The Company agreed to repurchase his stock, on a monthly basis, beginning on March 3, 2001 through February 3, 2002. The Company agreed to buy $83,333.33 worth of his stock, valued at 90% of the fair market value price on the close of that business day. Mr.

Charles Fioretti is prohibited from selling any of his shares through March 2, 2002, unless approved by the Board of Directors. Beginning March 3, 2002, the Company will have the option, but not the obligation to repurchase on a monthly basis, at least $100,000 worth of his stock, valued at the greater of 90% of the fair market value or $2.00 per share. As long as the Company exercises this option, Mr. Fioretti will be prohibited from selling any of his shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in the understanding of Mannatech's financial position and results of operations for the three months and nine months ended September 30, 2000 compared to the same periods in 1999. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless we state otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Overview

        We develop and sell proprietary nutritional supplements and topical products through a network marketing system. We currently sell our products in the United States, Canada, Australia, the United Kingdom and Japan, through a worldwide network of approximately 274,000 active associates as of September 30, 2000, compared to approximately 253,000 active associates as of September 30, 1999. We continue to explore the most efficient way to enter the New Zealand market, but have postponed opening until sometime late next year.

        Our basic earnings (loss) per share was ($0.10) for the nine-months ended September 30, 2000 compared to $0.35 per share for the nine-months ended September 30, 1999. This decrease was primarily due to the following:

     .  a decrease in sales of $17.7 million;

     . spending $2.2 million on expenses for our subsidiary, Internet Health Group, Inc., including a one time write-off of fixed asset software, in the second quarter, totaling $870,000;

     . $3.5 million for start-up expenses relating to our new Japanese operation; and

     . some additional expenses incurred with the development of the United Kingdom operations, which began in November 1999.

        Internet Health Group, Inc., our subsidiary, which sells various nonproprietary vitamins and nutritional supplements through its website - clickwell.com, has continued to report disappointing results since its inception in December 1999. For the nine months ended September 30, 2000, we recorded a loss before income taxes of approximately $2.2 million, for the subsidiary. The loss included the previously mentioned write-off of their fixed asset software. In November 2000, Mannatech's Board of Directors approved the plan to cease operations of this subsidiary by year-end, which will include the liquidation of their inventory, currently valued at $848,000. The liquidation could result in a further loss or write down for the fourth quarter. Meanwhile, we have significantly reduced the subsidiary's operating expenses. The subsidiary has two lease agreements and one agreement relating to its website that are noncancelable and remain in effect through December 2002. Management will contact these vendors to cancel these agreements; but if we are unsuccessful, the remaining payments, reduced by the sublease relating to these three noncancelable agreements through December 2002 are approximately $366,000.

        Management expects the negative trend in sales to continue in the fourth quarter of 2000. Management is looking into ways to reverse the recent sales trend and return the Company to profitability. In the future we expect our international operations to account for an increasing percentage of our consolidated net sales, as we opened our Japan operations on June 26, 2000. During the nine months ended September 30, 2000, the percentages of consolidated net sales were as follows:

---------------------------------------------------------------------------------------------------------------
    Nine-months ended         U.S.        Canada        Australia        U.K.         Japan           Total
---------------------------------------------------------------------------------------------------------------
    September 30, 2000        77.1%         13.4%             6.3%       1.2%           2.0%          100.0%
---------------------------------------------------------------------------------------------------------------
    September 30, 1999        77.0%         14.4%             8.6%       0.0%           0.0%          100.0%
---------------------------------------------------------------------------------------------------------------


        Net sales for the United States, Canada and Australia continue to decrease as compared to the same period in 1999. We believe the decrease is due to our associates in the United States, Canada and Australia concentrating their efforts on the development of their presence in the United Kingdom and Japan and some of our associates exploring new competitive Internet networking companies as a way to supplement their income. In addition, associates may have been concerned about management changes and the decline of our stock price due to heavy trading by a former officer. This former officer continues to sell his stock as Mannatech tried unsuccessfully to negotiate with him to sign a lock up agreement. As a result, the Board approved a repurchase plan to help stabilize the price of our stock as a result of significant selling of stock by the former officer. We are also exploring ways to simplify our worldwide compensation program, offering more incentive programs and revamping the training program for our associates. On October 28, 2000, we introduced a new product, ImmunoStart TM Chewables, which help to trigger the immune responses immediately by binding to specific receptor sites, which send signals directly to the lymphatic system. ImmunoStart (TM) Chewables are designed to boost the immune response when taken with our Ambrotose products. We also plan to introduce other new products in early 2001, which we hope will further complement our current line of products and boost sales.

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

        We generally recognize revenues when products or promotional materials are shipped. Our revenues are based primarily on the wholesale prices of the products sold. On average, the wholesale value of the nutritional and topical products contained in each of our packs is between 60% and 70% of the total wholesale value of the packs and the other 30% to 40% of the total wholesale value consists of various promotional materials. Revenues from promotional packs are allocated between products and corporate event admission based on the proportionate fair value of these items. We defer revenue received from the sale of our promotional packs to the extent that the sales price is greater than the wholesale value of the individual items included in such packs. Allocated event revenues are also deferred. All deferred revenue is amortized over a 12-month period. Total deferred revenue was approximately $845,000 at December 31, 1999 and $216,000 at September 30, 2000, respectively.

        Associates are compensated by commissions and incentives, which are our most significant expense; however, the commission structure is designed not to materially exceed 42% of commissionable net sales. Commissions and incentives are paid to associates based on the following:

     .  their placement and position within our compensation plan;

     .  volume of direct commissionable sales;

     .  number of new enrolled associates; and

     .  obtainment of certain levels to qualify for incentive programs.

        Our United States federal statutory tax rate is between 34% and 35%. We pay taxes in Australia at a statutory tax rate of 36% and in the United Kingdom at 31%. We expect to pay taxes in Japan at a statutory tax rate ranging from 42% to 54%. We also pay taxes in various state jurisdictions at an approximate average statutory tax rate of 3%. As our international expansion continues, a portion of our income will be subject to taxation in the countries in which we operate. We may receive foreign tax credits that would reduce the amount of United States taxes we owe, based upon the amount of foreign taxes paid. We may not be able to use all of such foreign tax credits in the United States. The use of the foreign tax credits is based upon the proportionate amount of net sales in each country. Because some of the countries that we have expanded to or plan to have maximum statutory tax rates higher than the United States tax rate, therefore we may pay a higher overall effective tax rate on our consolidated operations or have net operating losses in foreign countries, which may not be fully realized. For example, our first year of Japanese operations will have a net operating loss, which we plan to utilize in the future as their operation expands; however, the income tax benefit will not be recognized until profitable operations are evident.

Results of Operations

        The following table summarizes Mannatech's operating results as a percentage of net sales for each of the periods indicated.

                                                                  Three months ended                   Nine months ended
                                                                     September 30                        September 30
                                                               ------------------------           --------------------------
                                                                 1999            2000               1999              2000
                                                                 ----            ----               ----              ----
Net sales...........................................            100.0%            100.0%            100.0%             100.0%
Cost of sales.......................................             16.7              18.2              16.3               17.6
Commissions.........................................             40.1              41.0              40.7               40.8
                                                               ------            ------           -------            -------
     Gross profit...................................             43.2              40.8              43.0               41.6
Operating expenses:
     Selling and administrative expenses............             19.3              22.6              19.6               23.4
     Other operating costs..........................             13.6              23.6              13.7               20.7
     Write off of fixed asset.......................              0.0               0.0               0.0                0.8
                                                               ------            ------           -------            -------
Income (loss) from operations.......................             10.3              (5.4)              9.7               (3.3)

Interest income.....................................              0.5               0.4               0.3                0.5
Interest expense....................................             (0.0)             (0.0)             (0.1)              (0.1)
Other income (expense), net.........................              0.2              (0.8)             (0.1)              (0.3)
                                                               ------            ------           -------            -------
Income (loss) before income taxes...................             11.0              (5.8)              9.8               (3.2)
Income tax (expense) benefit........................             (4.0)              1.6              (3.6)               0.9
                                                               ------            ------           -------            -------
Net income (loss)...................................              7.0%            (4.2)%              6.2%             (2.3)%
                                                               ======            ======           =======            =======

Number of starter packs sold........................           31,299            24,493            97,103             88,066
Number of renewal packs sold........................           20,689            16,215            48,482             48,779
                                                               ------            ------           -------            -------
Total number of packs sold..........................           51,988            40,708           145,585            136,845
                                                               ======            ======           =======            =======
Total associates canceling associate status.........            1,608             1,182             4,392              4,903
                                                               ======            ======           =======            =======

Three months ended September 30, 2000 compared with the three months ended September 30, 1999

        Net Sales. Net sales decreased (21.0%) to $36.2 million for the three months ended September 30, 2000 from $45.8 million for the comparable period in 1999. The net sales for United States, Canada and Australia decreased as compared to the same period in 1999. We believe this decrease was the result of many of our associates concentrating their efforts on developing a presence in Japan and concerns about recent management changes. The overall decrease, was primarily composed of the following:

     . A $1.2 million increase from the sale of our optimal health kit introduced in June 2000. Mannatech concentrated on formulating our existing products to meet the international countries' guidelines rather than focusing on launching new products; however, now that our main line of products are registered in all of the new countries, Mannatech can refocus on the introduction of new products. Mannatech announced a new product - ImmunoStart(TM) Chewables on October 28, 2000.

     . A ($9.4) million decrease in existing product sales resulting from a decrease in the volume of products sold, which was partially offset by sales from the opening of the United Kingdom operations in November 1999 and the Japan operations in June 2000.

     . A ($1.4) million decrease in associate pack sales resulting from a decrease in the number sold and the change in the mix of associate packs sold to new associates and for associate renewal packs sold. We are currently exploring ways to change our packs to increase the number of associate packs and renewal packs sold.

        Cost of Sales. Cost of sales decreased (14.3%) to $6.6 million for the three months ended September 30, 2000 from $7.7 million for the comparable period in 1999. As a percentage of net sales, cost of sales increased to 18.2% for the three months ended September 30, 2000 from 16.7% for the comparable period in 1999. The increase in cost of sales as a percentage of net sales was primarily due to a change in the product mix sold. The dollar amount decrease was due to the decrease in the volume of finished goods sold and a decrease of ($209,000) for write-offs of discontinued promotional materials, normal inventory shrinkage and inventory given away as samples and charitable contributions, offset by an increase in freight of $100,000 for shipping finished product to the United Kingdom and Japan.

        Commissions. Commissions consist of payments to associates for sales activity and down line growth. Commissions decreased (19.6%) to $14.8 million for the three months ended September 30, 2000 from $18.4 million for the comparable period in 1999. As a percentage of net sales, commissions increased to 41.0% for the three months ended September 30, 2000 from 40.1% for the comparable period in 1999. The dollar amount of the decrease in commissions was a direct result of decreased commissionable sales offset slightly by the introduction and payout of some new incentive programs for our associates.

        Gross Profit. Gross profit decreased (25.3%) to $14.8 million for the three months ended September 30, 2000 from $19.8 million for the comparable period in 1999. As a percentage of net sales, gross profit decreased to 40.8% for the three months ended September 30, 2000 from 43.2% for the comparable period in 1999. These changes were primarily attributable to the factors described above.

        Selling and Administrative Expenses. Selling and administrative expenses consist of human resource expenses, including wages, bonuses, printing, recruiting, marketing expenses and associate events and are a mixture of both fixed and variable expenses. Selling and administrative expenses decreased (6.8%) to $8.2 million for the three months ended September 30, 2000 from $8.8 million for the comparable period in 1999. As a percentage of net sales, selling and administrative expenses increased to 22.6% for the three months ended September 30, 2000 from 19.3% for the comparable period in 1999. The dollar decrease was due primarily to the following:

     . a decrease of ($968,000) in freight and warehousing costs due to the decrease in sales;

     . an increase of $326,000 in wages and benefits primarily due to increased wages and recruiting fees related to the Japan expansion, which was partially offset by a decrease in bonuses to executives of ($170,000);

     . a decrease of ($605,000) related to advertising expense incurred in 1999 for our website subsidiary, which was not incurred in 2000;

     . an increase of $391,000 for hosting our national events and associate events held overseas; and

     . an increase of $148,000 related to printing costs associated with the expansion into new countries;

        Other Operating Costs. Other operating costs include utilities, depreciation, consulting, professional fees, office supplies and travel expenses. Other operating costs increased 37.1% to $8.5 million for the three months ended September 30, 2000 from $6.2 million for the comparable period in 1999. As a percentage of net sales, other operating costs increased to 23.6% for the three months ended September 30, 2000 from 13.6% for the comparable period in 1999. The dollar increase was primarily due to the following:

     . an increase of approximately $945,000 related to consulting services, including accounting and legal fees for the start up of our international expansion into the United Kingdom and Japan;

     . an increase of $447,000 in travel expenses, of which $300,000 is related to the new incentive trip to Hawaii for our associates and $147,000 is related to traveling to our international subsidiaries for the opening of the Japanese operations;

     . an increase of approximately $200,000 related to various general and administrative expenses such as building rent for our overseas offices, insurance, depreciation, postage and telephone related to international expansion into the United Kingdom and Japan; and

     . an increase of approximately $692,000 in fees charged by third party processors for our international sales and distribution facilities.

        Interest Income. Interest income decreased (40.3%) to $139,000 for the three months ended September 30, 2000 from $233,000 for the comparable period in 1999. As a percentage of net sales, interest income decreased to 0.4% for the three months ended September 30, 2000 from 0.5% for the comparable period in 1999. The decrease was the result of using some of our investments to fund current year operational losses.

        Interest Expense. Interest expense decreased (51.6%) to $15,000 for the three months ended September 30, 2000 from $31,000 for the comparable period in 1999. As a percentage of net sales, interest expense remained the same for the three months ended September 30, 2000 and for the comparable period in 1999. The dollar decrease was due primarily to the reduction of the two lease agreements with a bank for purchase of various equipment for our warehouse and laboratory facility.

        Other Income (Expense), Net. Other income (expense) consists of tax penalties, miscellaneous income, foreign currency exchange and nonoperating items. Other income (expense) increased to ($250,000) for the three months ended September 30, 2000 from $84,000 for the comparable period in 1999. As a percentage of net sales, other income (expense) increased to (0.8%) for the three months ended September 30, 2000 from 0.2% for the comparable period in 1999. For the three months ended September 30, 2000, other income (expense) consisted of ($133,000) loss on disposal of obsolete computer equipment and ($108,000) in currency exchange losses due to translation fluctuations. For the three months ended September 30, 1999, other income (expense) consisted of $70,000 of currency exchange gains due to translation fluctuations.

        Income Tax (Expense) Benefit. Income tax (expense) benefit was $558,000 for the three months ended September 30, 2000 and ($1.8) million for the comparable period in 1999. The effective tax rate decreased to 26.8% for the three months ended September 30, 2000 from 36.5% for the comparable period in 1999. Our effective tax rate decreased primarily as a result of recording certain nondeductible expenses and recording the income tax benefit expected from the current year net loss from operations.

        Net Income (Loss). For the three months ended September 30, 2000 we had a net loss of ($1.5) million compared to net income of $3.2 million for the comparable period in 1999. As a percentage of net sales, the net income (loss) decreased to (4.2%) for the three months ended September 30, 2000 compared to 7.0% in 1999. The dollar amount of the decrease was due primarily to net sales decreasing by (21.0%), expenses incurred for our international expansion and our website subsidiary and other factors described above.

Nine months ended September 30, 2000 compared with the nine months ended September 30, 1999

        Net Sales. Net sales decreased (13.3%) to $115.8 million for the nine months ended September 30, 2000 from $133.5 million for the comparable period in 1999. The net sales for United States, Canada and Australia decreased as compared to the same period in 1999. We believe this decrease was the result of many of our associates concentrating their efforts on developing a presence in the United Kingdom and Japan as well as concerns over recent management changes. The overall decrease in net sales was primarily composed of the following:

     . A $2.5 million increase from the sale of our optimal health kits introduced in June 2000. Mannatech concentrated on formulating our existing products to meet the international countries' guidelines rather than focusing on launching new products; however, now that our main line of products are registered in all of the new countries, Mannatech can refocus on the introduction of new products. Mannatech announced a new product - ImmunoStart(TM) Chewables on October 28, 2000.

     . A ($17.7) million decrease in existing product sales resulting from a decrease in the volume of products sold, which was partially offset by the opening of the United Kingdom operations in November 1999 and Japan operation in June 2000.

     . A ($2.5) million decrease in associate pack sales resulting from a decrease in the number sold and changes in the mix of associate packs sold to new associates and for associate renewal packs.

        Cost of Sales. Cost of sales decreased (6.0%) to $20.4 million for the nine months ended September 30, 2000 from $21.7 million for the comparable period in 1999. As a percentage of net sales, cost of sales increased to 17.6% for the nine months ended September 30, 2000 from 16.3% for the comparable period in 1999. The increase in cost of sales as a percentage of net sales and decrease in the dollar amount was primarily due to the following:

     .  a decrease in volume and change in mix of finished goods sold;

     . offset by the recording of write-offs of discontinued promotional materials totaling $383,000;

     . recording $367,000 for normal inventory shrinkage and inventory given away as samples and charitable contributions; and

     . an increase in freight of $182,000 due to shipping finished product to the United Kingdom and Japan.

        Commissions. Commissions consist of payments to associates for sales activity and downline growth. Commissions decreased (13.1%) to $47.2 million for the nine months ended September 30, 2000 from $54.3 million for the comparable period in 1999. As a percentage of net sales, commissions increased to 40.8% for the nine months ended September 30, 2000 from 40.7% for the comparable period in 1999. The dollar decrease was the direct result of a decrease in commissionable sales, which was partially offset by the following:

     . the introduction of new incentive programs for associates, including the fast start bonus program in the fourth quarter of 1999 and the personal consumption plan for the first six months of 2000; and

     . the start up of operations in the United Kingdom in November 1999 and Japan in June 2000.

        Gross Profit. Gross profit decreased (16.2%) to $48.1 million for the nine months ended September 30, 2000 from $57.4 million for the comparable period in 1999. As a percentage of net sales, gross profit decreased to 41.6% for the nine months ended September 30, 2000 from 43.0% for the comparable period in 1999. These changes were primarily attributable to the factors described above.

        Selling and Administrative Expenses. Selling and administrative expenses consist of human resource expenses, including wages, bonuses, printing, recruiting, marketing expenses and associate events and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 3.4% to $27.1 million for the nine months ended September 30, 2000 from $26.2 million for the comparable period in 1999. As a percentage of net sales, selling and administrative expenses increased to 23.4% for the nine months ended September 30, 2000 from 19.6% for the comparable period in 1999. The dollar amount of the increase was due primarily to the following:

     . $700,000 increase related to hosting our national events, which includes events in Australia, United Kingdom and Japan and an increase in the attendance of our annual national event held in March 2000;

     . $250,000 increase related to mailing and printing costs associated with international expansion, reports for public filings and hosting our first annual shareholders meeting;

     . $214,000 increase related to advertising for our Internet Health Group, Inc. subsidiary and for our international operations;

     . $546,000 increase in wages and benefits of which $2.3 million related to our international expansion offset by the decrease in executive bonuses of ($679,000) and a decrease in contract labor of ($1 million); and

     .  a decrease of ($838,000) in freight related to the decrease in sales.

        Other Operating Costs. Other operating costs include utilities, depreciation, consulting, professional fees, office supplies and travel expenses. Other operating costs increased 30.6% to $23.9 million for the nine months ended September 30, 2000 from $18.3 million for the comparable period in 1999. As a percentage of net sales, other operating costs increased to 20.7% for the nine months ended September 30, 2000 from 13.7% for the comparable period in 1999. The dollar amount of the increase was primarily due to the following:

     . an increase of approximately $2.4 million related to consulting services, including accounting and legal fees for the start up of our international expansion into the United Kingdom and Japan and consultants for various corporate changes;

     . an increase of $1.1 million related to travel expenses, which includes $300,000 for the new incentive trip to Hawaii for our associates and $800,000 related to the expansion into the United Kingdom and Japan;

     . an increase of approximately $1.3 million related to various general and administrative expenses such as postage and depreciation; which was offset by the decrease in net sales;

     . an increase of approximately $1.4 million in fees charged by third party processors for our international sales and distribution facilities due to the expansion into the United Kingdom and Japan; and

     . a decrease of ($575,000) related to the buyout of the Ray Robbins royalty agreement in 1999 offset by the additional payment to him in 2000, of $200,000.

        Write off of fixed asset. In the second quarter of 2000, management determined our Internet Health Group, Inc. subsidiary's fixed asset with a book value of $870,000 was impaired and should be written off. The write off was a result of the continuation of the poor performance of our subsidiary.
Management has also reduced the subsidiary's future operating costs and approved the plan to cease its operations by year-end.

        Interest Income. Interest income increased 38.2% to $561,000 for the nine months ended September 30, 2000 from $406,000 for the comparable period in 1999. As a percentage of net sales, interest income increased to 0.5% for the nine months ended September 30, 2000 from 0.3% for the comparable period in 1999. The dollar increase was primarily due to investing in certain investments for all of 2000 compared to the middle of 1999; which was offset by using some of the investments to fund current year operations.

        Interest Expense. Interest expense decreased (52.0%) to $59,000 for the nine months ended September 30, 2000 from $123,000 for the comparable period in 1999. As a percentage of net sales, interest expense remained the same at 0.1% for the nine months ended September 30, 2000 and for the comparable period in 1999. The dollar decrease was due primarily to the reduction of the two lease agreements with a bank for the purchase of various equipment for our warehouse and laboratory facility.

        Other Income (Expense), Net. Other income (expense) consists of tax penalties, miscellaneous income, foreign currency exchange and nonoperating items. Other income (expense) increased 188.0% to ($383,000) for the nine months ended September 30, 2000 from ($133,000) for the comparable period in 1999. As a percentage of net sales, other income (expense) increased to 0.3% for the nine months ended September 30, 2000 from 0.1% for the comparable period in 1999. For the nine months ended September 30, 2000, other income (expense) consisted of approximately ($36,000) in sales tax payments and tax penalties, loss from the disposal of obsolete computer equipment of ($133,000) and approximately ($199,000) in currency exchange losses due to translation fluctuations. For the nine months ended September 30, 1999, other income (expense) consisted primarily of tax penalties of ($91,000) and ($42,000) of loss from the disposal of computer hardware.

        Income Tax (Expense) Benefit. Income tax (expense) benefit was $1.0 million for the nine months ended September 30, 2000 and ($4.8) million for the comparable period in 1999. The effective tax rate decreased to 28.5% for the nine months ended September 30, 2000 from 36.5% for the comparable period in 1999. Our effective tax rate decreased primarily as a result of recording certain nondeductible expenses and the income tax benefit expected from the current year net loss from operations.

        Net Income (Loss). For the nine months ended September 30, 2000 we had a net loss of ($2.6) million compared to net income of $8.3 million for the comparable period in 1999. As a percentage of net sales the net income (loss) decreased to (2.3%) for the nine months ended September 30, 2000 compared to 6.2% in 1999. The dollar amount of the decrease was due to net sales decreasing by (13.3%); the $870,000 write-off of fixed asset, operating losses from our subsidiary totaling $2.2 million; $3.5 million in expenses incurred related to our international expansion and associate events hosted by Mannatech and other factors as described above.

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

        Our primary capital requirement is to fund working capital to support our international growth and fund current operations. We financed our operations, in 1999, primarily through cash flows from operating activities and proceeds from our initial public offering. As a result of our expenditures on the facilities, equipment and personnel necessary to support our international expansion, we had working capital of $11.7 million as of December 31, 1999 compared to working capital of $9.3 million at September 30, 2000. For the first nine months of 1999, we invested approximately $1.5 million relating to property and equipment including the expansion into Australia and the United Kingdom. During the first nine months of 2000 we invested approximately $4.4 million in property and equipment, including our expansion into the United Kingdom and Japan and opening our website subsidiary. All of these projects were financed through operating cash flow in 2000.

        We paid approximately $1.3 million in dividends to our shareholders in January and February of 1999. For the nine months ended September 30, 2000, current liabilities decreased due to a decrease in payables relating to the curtailment of expenses and a reduction in our international expansion expenses. We believe our existing facilities are sufficient to support any near-term growth.

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

        Net cash provided by (used in) operating activities was $9.0 million for the nine months ended September 30, 1999 compared to ($859,000) for the nine months ended September 30, 2000. During 1999, net income was partially offset by increases in inventories and other expenses related to our international expansion and a decrease in income tax payable of approximately $3.0 million from the tax benefit related to the exercise of warrants and options. During the nine months ended September 30, 2000, we incurred a net loss, significantly due to the decrease in net sales, an increase in inventories, a decline in payables; increase in income tax receivable of $1.5 million related to the current year net loss from operations; and expesnese of approximately $3.5 million for the start up operations in Japan and the United Kingdom.

        Net cash used in investing activities was $2.2 million for the nine months ended September 30, 1999 compared to $2.5 million for the nine months ended September 30, 2000. In 1999, these activities consisted primarily of purchases of computer hardware, internal development of computer software and investing the net proceeds from the initial public offering into investments, offset by the repayment of the notes receivable due from certain shareholders to us of approximately $974,000. In the first nine months of 2000, investing activities consisted of purchases of computer hardware and software, build out of our Japan facility and liquidation of investments. During the remainder of 2000, we intend to spend up to an additional $300,000 for additional purchases of equipment for our international expansion into Japan. We believe the existing facilities and software program should be sufficient for our immediate needs; however, we are planning to change the network platform of our existing proprietary software and integrate it with the Internet over the next two years.

        Net cash provided by (used in) financing activities totaled $10.7 million for the nine months ended September 30, 1999 and ($715,000) for the nine months ended September 30, 2000 In 1999, we paid dividends on a monthly basis to our shareholders in the amount of $0.02-$0.06 per share and paid dividends each month until the completion of the initial public offering on February 12, 1999. Our Board of Directors intends, from time-to-time, to reevaluate this policy after considering relevant factors, including the level of our net income and alternative uses of retained earnings. In February 1999, the gross initial public offering proceeds of approximately $12.0 million were received. In the first nine months of 2000, we received approximately $328,000 related to the exercise of 235,700 stock options at a price per share ranging from $1.35 to $2.00.

        Our existing capital resources, including cash provided by (used in) operating activities, bank borrowings, limiting future international expansion, curtailment of operating expenses and the suspension of dividend payments to shareholders, should be adequate to fund our operations for at least the next twelve months. We have no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies. On August 8, 2000, we loaned Mr. Charles Fioretti $500,000 and agreed to purchase $1.0 million of his stock through February 2002. See item 5, on page 19 for a summary of terms. Mannatech also has agreed to reserve, for the next twelve months, up to $2.0 million to buy back its stock, on the open market, under certain price conditions. As of this filing, we have not repurchased any of our shares in the open market. Changes could also occur that would consume available capital resources faster than anticipated. Our capital requirements depend on numerous factors, including:

     .  the timing and pace of our entry into international markets;

     .  growth in the number and retention of associates;

     .  timing and amount of change to our existing global compensation plan;
        and

     .  our research and development efforts, including launching new products.

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

Recent Financial Accounting Standards Board Statements

        In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative, Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments imbedded in other contracts and for hedging activities. In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standard No. 137, which defers the effective date of Financial Accounting Standard No. 133 to fiscal years beginning after June 15, 2000. We do not believe this pronouncement will have a material impact on us.

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

Forward-Looking Statements

        Some of our statements under "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," "Other Information" and elsewhere in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that are subject to certain events, risks and uncertainties that maybe outside of our control. These forward-looking statements include statements of:

     . management's plans and objectives for our future operations and future economic performance;

     .  our capital budget and future capital requirements;

     .  meeting our existing and future operating needs;

     . the level of future expenditures; including plans for any of our subsidiaries;

     .  planned international expansion;

     .  launching of new products;

     .  revamping the existing compensation program; and

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

     .  the political and economic climate in which we conduct operations; and

     . the risk factors described from time-to-time in other documents and reports filed with the Securities and Exchange Commission.

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

        We also are exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar affects our financial results. Changes in exchange rates may positively or negatively affect our financial results (as expressed in United States dollars). When the United States dollar increases against currencies in which we sell products or a weakening exchange rate against currencies in which we incur costs, our net sales or costs may be adversely affected. We have established policies, procedures, and internal processes governing the management of market risk and the use of any financial instruments to manage our exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rate is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected transactions denominated in foreign currency. Based upon our overall currency rate exposure at September 30, 2000, we do not believe that our present exposure to exchange rate fluctuations will have a material impact on our consolidated financial position or consolidated results of operations. However, the foreign currencies in which we have exposure to foreign currency exchange rate risk include Japan, Australia and the United Kingdom. The high and low exchange rates to the United States dollar, for each of these countries, during the first nine months of 2000 were as follows:

        ----------------------------------------------------------------
              Country/Currency                   High           Low
        ----------------------------------------------------------------
         Australia/Dollar                          .6685          .5358
        ----------------------------------------------------------------
         United Kingdom/British Pound             1.6569         1.3945
        ----------------------------------------------------------------
         Japan/Yen                                 111.7          101.3
        ----------------------------------------------------------------


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


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        On May 19, 2000, our Notice of Opposition to the issuance of a registered trademark issued to IntraCell Nutrition, Inc. for the name "Manna" was rejected. Intracell has brought no action against us, contending any infringement by Mannatech on that of Intracell; although it could happen in the future. Nevertheless, if Intracell brings any infringement action against Mannatech, such action could have an adverse effect on our business, results of operations, financial condition and liquidity.

        On August 13, 1999, Mannatech filed a lawsuit against Dr. Daryl See, in Federal District Court and on May 22, 2000, Mannatech agreed to dismiss all claims against Dr. Daryl See.

        On May 30, 2000, Mannatech filed suit in the United States District Court of the Northern District of Texas, Dallas Division, against Gryphon Advisors II, L.L.C. a Delaware limited liability company. Mannatech alleges the amount billed for out-of-pocket expenses and advisory service fees totaling $1.6 million was unreasonable and the Gryphon Advisors breached their Advisory Agreement. Under the Advisory Agreement, Gryphon was to provide advice on potential financing opportunities, acquisitions, the financial management of Mannatech and other issues. The advice should consist of all aspects of its capital structure, capital-raising transactions and assisting the Company in evaluating potential acquisition targets. On June 26, 2000, Gryphon Advisors filed a cross-action suit for breach of contract, fraud seeking the payment of the $1.6 million and exemplary damages on its fraud claim. The case is in the discovery stage. Mannatech intends to vigorously fight these allegations; however, an adverse outcome of this claim could have a material effect on our business, results of operations, financial condition and liquidity.

        On February 24, 2000, Ms. Caroline Rivers filed a class action complaint against Mannatech and three other defendants, in District Court, County of Boulder, State of Colorado; alleging breach of contract, negligence and that the defendants were marketing and selling illegal health insurance policies. On June 29, 2000, Mannatech's Motion for Dismissal was granted and all claims relating to the uncertified class action complaint were dismissed against Mannatech.

        Except as described above, there were no other material changes in, or additions to, the legal proceedings previously reported in Mannatech's Annual Report on Form 10-K for 1999 as filed with the Commission on March 30, 2000 or in our Quarterly Report on Form 10-Q for our second quarter of 2000 as filed with the Commission on August 14, 2000.

Item 2. Changes in Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        On August 2, 2000, the Board of Directors unanimously voted Mr. Samuel
L. Caster as a Class II director to replace Mr. Chris T. Sullivan. In the future, the Board of Directors intends to add up to three additional independent directors whom they believe would strengthen our Board of Directors. The Board of Directors is especially interested in candidates who have multi-level marketing and significant management experience.

        On August 8, 2000, an agreement between Mannatech and Mr. Charles E. Fioretti was entered into to purchase some of his stock and enter into an eighteen month lock up agreement. The terms of the agreement is as follows:

     . On August 8, 2000, Mannatech loaned Mr. Charles Fioretti $500,000. The outstanding balance of the note will be repaid in six successive monthly installments of 26,455 shares of common stock ($83,333.33 divided by the agreed price of stock on August 8, 2000 at $3.50 times .90) beginning on September 3, 2000 and continuing through February 3, 2001, at which time any remaining balance will be due. The note is collateralized by 174,570 shares of stock owned by Mr. Fioretti.

     . From March 3, 2001 through February 3, 2002, Mannatech will repurchase $83,333.33 of his stock on a monthly basis, valued at 90% of the fair market value price on the close of that business day.

     . Mr. Fioretti is prohibited from selling any shares, that he owns directly or indirectly for eighteen months beginning on August 8, 2000 unless it is approved by our Board of Directors.

     . Commencing on March 3, 2002 and on the third business day thereafter, Mannatech will have the right, but not the obligation, to purchase, on a monthly basis, at least $100,000 worth of his stock, valued at the greater of 90% of the fair market value or $2.00 per share.

        On August 9, 2000 the Board of Directors approved up to $2.0 million to be used to buy back our common stock, over the next twelve months, in the open market, under certain price conditions. As of September 30, 2000 Mannatech has not repurchased any of its shares on the open market. The Board of Directors also agreed to end the unsuccessful negotiations with Mr. William C. Fioretti, a former officer, to obtain a lock up agreement, as the terms he demanded were considered unreasonable.

        On October 13, 2000, Mannatech hired Ms. Cynthia Tysinger to replace Mr. Eoin Redmond as the Chief Information Officer and Vice President. Ms. Tysinger was an associate and will be transferring her associate position to her father. Before being hired, Ms. Tysinger performed various consulting services for our Glycoscience website. Ms. Tysinger has more than twenty-six years of experience in the information technology industry and spent five years with GTE Information Systems Division in Virginia.

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

          10.24 Form of Employment Agreement entered into between Mannatech and Robert M. Henry, incorporated herein by reference to Exhibit
                 10.24 to Mannatech's 2000 Form 10-Q (File No. 000-24657) filed with the Commission on March 30, 2000.

          10.25 Consultancy Agreement dated June 1, 2000 by and between Mannatech, Incorporated and Samuel L. Caster incorporated herein by reference to Exhibit 10.25 to Mannatech's 2000 Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

          10.26 2000 Stock Option Plan, dated June 19, 2000 incorporated herein by reference to Exhibit 10.26 to Mannatech's 2000 Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

          10.27 Lock-up agreement between Mannatech and Charles E. Fioretti, dated August 8, 2000. incorporated herein by reference to
                 Exhibit 10.27 to Mannatech's 2000 Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

          27*    Financial Data Schedule.

_____________
* Filed herewith.

     (b)  Reports on Form 8-K.

          None.

                                  SIGNATURES

        Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MANNATECH, INCORPORATED


November 14, 2000                      /S/ ROBERT M. HENRY
                                       -------------------------------
                                           Robert M. Henry
                                       Chief Executive Officer



November 14, 2000                      /S/ STEPHEN D. FENSTERMACHER
                                       -------------------------------
                                           Stephen D. Fenstermacher
                                       Senior Vice President and Chief
                                       Financial Officer and principal
                                       financial officer

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

          10.24 Form of Employment Agreement entered into between Mannatech and Robert M. Henry, incorporated herein by reference to Exhibit
                 10.24 to Mannatech's 2000 Form 10-Q (File No. 000-24657) filed with the Commission on March 30, 2000.

          10.25 Consultancy Agreement dated June 1, 2000 by and between Mannatech, Incorporated and Samuel L. Caster incorporated herein by reference to Exhibit 10.25 to Mannatech's 2000 Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

          10.26 2000 Stock Option Plan dated June 19, 2000 incorporated herein by reference to Exhibit 10.26 to Mannatech's 2000 Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

          10.27 Lock-up agreement between Mannatech and Charles E. Fioretti, dated August 8, 2000 incorporated herein by reference to
                 Exhibit 10.27 to Mannatech's 2000 Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

          27*    Financial Data Schedule.
_____________
* Filed herewith.