Form 10-K
period 2000-12-31
MANNATECH INC
filed 2001-04-02
CIK 1056358

                                      2000

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

     (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                       or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THIS
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to

                         Commission File No. 000-24657

                            MANNATECH, INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                      Texas                                            75-2508900
           (State or other Jurisdiction                             (I.R.S. Employer
        of Incorporation or Organization)                         Identification No.)

           600 S. Royal Lane, Suite 200                                  75019
                  Coppell, Texas                                       (Zip Code)
     (Address of Principal Executive Offices)

       Registrant's Telephone Number, including Area Code: (972) 471-7400

       Securities Registered Pursuant to Section 12 (b) of the Act: None

          Securities Registered Pursuant to Section 12 (g) of the Act:

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

               Title of each class                     Name of each exchange on which registered
- ------------------------------------------------------------------------------------------------
    Common Stock, par value $0.0001 per share                    Nasdaq National Market

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the 13,037,642 shares of registrant's voting stock held by non-affiliates of the registrant was $15,071,514, based on the closing price of the registrant's common stock on the Nasdaq National Market on March 19, 2001 of $1.156 per share.

                      Documents Incorporated by Reference

   Mannatech incorporates information required by Part III (Items 10, 11, 12 and 13) of this report by reference to its definitive proxy statement to be filed pursuant to Regulation 14A on or before April 30, 2001.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Special Note Regarding Forward-Looking Statements........................    1
                                 Part I
Item 1. Business.........................................................    2
  General................................................................    2
  Industry Overview......................................................    3
  Operating Strengths....................................................    4
  Growth Strategy........................................................    5
  Products and Product Development.......................................    6
  Product Distribution System............................................    8
  Information Technology and Systems.....................................   12
  Production and Distribution............................................   12
  Government Regulations.................................................   13
  Competition............................................................   17
  Employees..............................................................   17
Item 2. Properties.......................................................   18
Item 3. Legal Proceedings................................................   18
Item 4. Submission of Matters to a Vote of Security Holders..............   19
                                 Part II
Item 5. Market for Registrant's Common Equity and Related Shareholder
 Matters.................................................................   19
Item 6. Selected Financial Data..........................................   20
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   21
  Overview...............................................................   21
  Results of Operations..................................................   23
  Year ended December 31, 2000 compared with the Year ended December 31,
   1999..................................................................   23
  Year ended December 31, 1999 compared with the Year ended December 31,
   1998..................................................................   25
  Seasonality and Selected Quarterly Statements of Operations............   27
  Liquidity and Capital Resources........................................   29
  Impact of Inflation....................................................   30
  Recent Financial Accounting Standards Board Statements.................   30
Item 7A. Quantitative and Qualitative Disclosures about Market Risk......   31
Item 8. Financial Statements and Supplementary Data......................   31
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   31
                                Part III
Item 10. Directors and Executive Officers of the Registrant..............   32
Item 11. Executive Compensation..........................................   32
Item 12. Security Ownership of Certain Beneficial Owners and Management..   32
Item 13. Certain Relationships and Related Transactions..................   32
                                 Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
 K.......................................................................   32

Special Note Regarding Forward-Looking Statements

   Some of Mannatech's statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," the Notes to Consolidated Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside Mannatech's control. Some of these forward-looking statements include statements of:

  . management's plans, objectives and budgets for its future operations and future economic performance;

  .  capital budget and future capital requirements;

  .  meeting future capital needs;

  .  realization of any deferred tax assets;

  .  the level of future expenditures;

  .  impact of foreign currency translations;

  .  impact of recent accounting pronouncements;

  .  the outcome of regulatory and litigation matters; and

  . the assumptions described in this report underlying such forward-looking statements.

   Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

  .  those described in the context of such forward-looking statements;

  .  future product development and manufacturing costs;

  .  changes in Mannatech's incentive plans;

  .  timely development and acceptance of new products;

  .  the markets of Mannatech's domestic and international operations;

  .  the impact of competitive products and pricing;

  . the political, social and economic climate in which Mannatech conducts operations; and

  . the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

   In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

   Although Mannatech believes that the expectations reflected in these forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither Mannatech nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

                                    PART I

Item 1. Business

General

   Mannatech, Incorporated, a Texas corporation, develops and sells proprietary nutritional supplements and topical products through a network marketing system. Mannatech operates in a single segment in which it sells its products in the United States, Canada, Australia, the United Kingdom and Japan through a network of approximately 237,000 active associates as of March 8, 2001 compared to approximately 269,000 active associates as of March 9, 2000. An "active" associate is one who has purchased products from Mannatech within the last 12 months.

   Mannatech focuses its development efforts primarily in the area of carbohydrate technology by creating its proprietary ingredient, Ambrotose(R) complex, which combines certain naturally occurring sugars required to support optimal cell-to-cell communication. Mannatech's products are primarily based on scientific advances in the emerging field of phytochemistry. This field has identified certain naturally-occurring components of various plants, known as "phytochemicals," which while not essential to sustain life, are believed fundamental for optimal health. Mannatech's products are designed to support various systems and functions of the human body, including:

  .  the cell-to-cell communication system;

  .  the immune system;

  .  the endocrine system;

  .  the intestinal system; and

  .  the dermal system.

   Mannatech markets its products exclusively through a network marketing system that it believes is well suited to its products, which emphasize health and nutrition. Mannatech believes network marketing appeals to a broad cross-section of the population, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment, because it allows in-person product education not available through traditional marketing techniques.

   Mannatech completed the following during the past 12 months:

  .  opened its Japan subsidiary on June 26, 2000;

  . closed operations of its Internet website subsidiary - Internet Health Group, Inc. - on December 29, 2000;

  .  introduced ImmunoStart(TM) Chewables in October 2000;

  .  introduced Glyco-Bears(TM), a children's multi-vitamin, in March 2001;

  . made various management changes, including hiring a new Chief Executive Officer, new Chief Information Officer and new President of
     International Operations;

  .  appointed two new independent directors to its Board of Directors;

  . entered into a separation agreement with its former Chief Operating Officer, and

  . entered into a consulting agreement with its former President to provide various consulting services as the Global Vision Architect.

   Since its initial public offering, Mannatech's common stock has traded on the Nasdaq National Market under the symbol "MTEX." Information for each of Mannatech's most recent five fiscal years, with respect to the amounts of net sales, results of operations and identifiable assets is set forth in this report under Item 6.

   Mannatech's principal executive offices are located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019, its telephone number is (972) 471-7400 and its website address is www.mannatech-inc.com. You can contact the Investor Relations department at (972) 471-6512 or IR@mannatech.com. Unless the context states otherwise, the term "Mannatech," "Company," "our," "we," "their" or "its" as used in this report shall mean Mannatech, Incorporated and all of its subsidiaries, collectively.

Industry Overview

   Mannatech believes that the nutritional supplement industry targets two sub-industries: the wellness industry and the sickness or healthcare industry. The sickness or healthcare industry focuses on curing diseases, disorders and trauma whereas the wellness industry focuses on maintaining optimal health. Each sub-industry includes manufacturers and distributors of products that are generally intended to cure the symptom or disease and/or enhance the body's performance and contributes to optimal health and wellness. Nutritional supplements include:

  .  vitamins;

  .  minerals;

  .  dietary supplements;

  .  herbs;

  .  botanicals; and

  .  compounds derived from the above.

   In recent years, the nutritional supplement industry has experienced substantial growth. Mannatech believes the growth is a result of the following:

  . the adoption of the Dietary Supplement Health and Education Act of 1994, which allows vendors of dietary supplements to educate consumers regarding the effects of certain ingredients;

  . a widespread and growing interest and awareness among consumers on issues of diet, nutrition and health;

  . the continued rise in the introduction of new nutritional products in response to scientific research;

  . a boom in exercise and fitness activities, fitness facilities and stress management programs;

  . the world's developed economies and domestic economy that generates discretionary income and created an educated populace;

  . aging generations, particularly the baby-boomers, who are willing to purchase products, services and activities that are associated with achieving optimal wellness; and

  .  a trend toward preventive health treatments.

   According to the 2000 Nutrition Business Journal Annual Industry Survey, global nutrition sales by region for 2000 and expected growth for the industry by region for 2001 and 2002 are as follows:

                                                   Nutritional   Expected Growth
                                                  Sales for 2000 Percentage for
       Region                                     (in billions)     2001/2002
       ------                                     -------------- ---------------
       United States.............................     $ 47.9             8%
       Canada....................................        4.0             8%
       Australia.................................        1.7             7%
       Europe....................................       45.7             6%
       Japan.....................................       24.4             6%
       Other regions.............................       14.2             7%
                                                      ------
       Total for all regions.....................     $137.9             7%
                                                      ======

   Mannatech believes nutritional supplements are most successful when they are sold primarily through:

  .  direct sales organizations;

  . mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores;

  .  health food stores; and

  .  mail order companies.

Operating Strengths

   Mannatech maintains the following business strategy:

  . to develop, maintain and continuously improve its proprietary nutritional supplements, which contain ingredients that are naturally-occurring, plant-derived and carbohydrate-based. New and existing products should have both health benefits and mass appeal to a general population, that is seeking non-toxic healthcare alternatives;

  . to provide an appealing framework for persons interested in its products to establish a network marketing business; and

  . to broaden its product focus in the nutritional supplement industry from the sickness sub-industry to also include the wellness sub-industry.

   Mannatech believes its business strategy will enable it to continue, by capitalizing on the following strengths:

   Proprietary Products. Mannatech believes that the discovery and development of products containing certain carbohydrates necessary for optimal health is key in expanding business opportunities for its associates. Mannatech recognized the nutritional need for the eight known monosaccharides in supporting optimal health and believes it offers innovative proprietary products to fulfill this nutritional need. Mannatech filed a patent application on its compound containing certain specific monosaccharides called Ambrotose(R) complex. Mannatech believes inclusion of this compound in its proprietary products is important for two reasons:

  . it is a marketing factor that continues to differentiate its products from its competitors; and

  .  the limited availability helps drive demand and enable optimal pricing.

   Research and Development. Mannatech believes that its research and development facilities and experienced personnel will allow it to develop and market additional proprietary products. Mannatech's research and development efforts are led by scientists with significant years of experience designing products based on carbohydrate technology. Mannatech's technologically advanced laboratory is equipped with gas and liquid chromatographs and mass spectrometers, which are used to:

  .  maintain quality standards;

  .  support research and development in the area of new herbal complexes;
     and

  .  help support the development of both new and existing products.

   To complement its in-house staff and facilities, Mannatech sought, and will continue to seek, strategic alliances with several large manufacturers of nutritional supplements. These companies work with Mannatech to create, develop and manufacture its proprietary products. Mannatech also works with other smaller companies to identify and develop new innovative products that complement its existing products.

   Associate Support Philosophy. Mannatech is committed to providing the highest level of support services to its associates and believes that it meets the needs of, and builds loyalty with, its associates through its highly personalized and responsive customer service. Mannatech sponsors four to six associate events throughout the year to provide education and motivation for thousands of associates. These events offer information, aid in business development, provide a venue for launching new products and allow associates the ability to interact with Mannatech's leading distributors and researchers.

   Flexible Operating Strategy. Flexibility is a key part of Mannatech's ongoing operations. Mannatech currently outsources production and formed strategic alliances to minimize capital expenditures where practicable. Mannatech uses the expertise and resources of its strategic allies in the areas of distribution and logistics, call center operations, product registration and export requirements. Mannatech also continues to monitor its operating strategy to try to operate in an efficient and cost-effective manner.

   Experience and Depth of Mannatech's Management Team. Mannatech made significant management changes based on recent international expansion and lower than expected operating results. Within the last 12 months, Mannatech hired a new Chief Executive Officer, new Chief Information Officer and new President of International Operations. Mannatech also shifted certain management duties to its President and Chief Operating Officer. Finally, Mannatech hired its former President as a Global Vision Architect consultant, to concentrate his efforts and expertise on expansion, motivation and retention of Mannatech's associate base. Mannatech believes these management changes made during 2000 created a management group with a variety of backgrounds and expertise in various fields, including:

  .  product research and development;

  .  marketing;

  .  direct sales and network marketing;

  .  international operations;

  .  finance and analysis;

  .  legal and compliance;

  .  information technology; and

  .  product distribution.

   All of Mannatech's principal managers have substantial business experience, primarily with larger businesses. These managers are able to bring the perspective of traditional business to Mannatech's network marketing system. The primary goal of Mannatech is to provide a sound, systematic and reliable framework within which each associate can fit his or her personal style of conducting business.

Growth Strategy

   Mannatech's growth strategy is to:

  . Introduce New Products. Since its inception, Mannatech has and intends to continue to introduce new products each year. Mannatech expects each new product to contain one or more proprietary components and to complement existing products.

  .  Attract and Retain New Associates and Enhance Associate
     Productivity. Mannatech focuses on its operating strengths and strives to create a business climate that recognizes associates for their achievements. Mannatech has introduced several new incentive programs for its associates, including a car bonus and "fast-start" programs. Further, Mannatech plans to simplify its incentive program for its associates, in part to encourage greater retention, motivation and productivity. In addition, Mannatech will continue to modify its associate events and recognition programs to encourage retention and growth in the number of associates. No single associate accounted for more than 10% of total sales, in 2000.

  . Expand its Existing International Markets. Mannatech believes the potential for growth also exists in its international markets based upon its experience over the past year. Mannatech currently operates in Canada, Australia, the United Kingdom and Japan. In February 2001, Mannatech hired Mr. C. Armando Contreras to lead its international team of employees. Mr. Contreras brings to Mannatech considerable experience in network marketing as well as international market development. Mannatech suspended its plans to enter the New Zealand market in order to concentrate on growing its existing markets.

Products and Product Development

   Mannatech believes it markets quality and proprietary products that include 26 different nutritional products and 3 topical products. Mannatech also offers a variety of sales aids, including enrollment and renewal packs, brochures, videotapes and a personalized website for its associates. Sales aids accounted for approximately 18.9%, 17.6% and 17.3% of net sales in 1998, 1999 and 2000, respectively.

   Mannatech scientists believe that the discovery and use of certain carbohydrates offer significant potential for nutritional benefits. Healthy bodies are comprised of many sophisticated components working together, which must have accurate internal communication to function at an optimal level. In its most basic form, this communication occurs at the cellular level and is referred to by molecular biologists as cell-to-cell communication. To maintain a healthy body, cells must "talk" to other cells. Scientists have learned that certain molecules found on the surface of all cells, called "glycoproteins," play an essential role in all cell-to-cell communication. The name "glycoprotein" is derived from the molecules' composition: sugar, known as "glyco," and protein. The body's need for carbohydrates is important because up to 85% of glycoproteins are composed of specific monosaccharides. Mannatech believes that these carbohydrates are necessary to support and maintain optimal health.

   Harper's Biochemistry, a leading biochemistry reference source, lists eight monosaccharides commonly found in human glycoproteins that are important to the healthy functioning of cell-to-cell communication, in the human body. These monosaccharides are as follows:

  .  fucose;

  .  galactose;

  .  glucose;

  .  mannose;

  .  N-acetylgalactosamine;

  .  N-acetylglucosamine;

  .  N-acetylneuraminic acid; and

  .  xylose.

   From the universe of approximately 200 monosaccharides found in nature, Mannatech's proprietary ingredient, Ambrotose(R) complex, is designed to provide certain of the monosaccharides listed above that are necessary for optimal cell-to-cell communication.

   Mannatech focuses on bringing new proprietary and, where possible, patentable, products to market when expanding its existing product line. Research and development costs related to specific clinical studies, quality assurance programs and new product development were approximately $391,000, $439,000 and $392,000 in 1998, 1999 and 2000, respectively. Mannatech also incurred research and development costs related to designing new products, enhancing existing products, Food and Drug Administration compliance studies, general supplies, internal salaries and consulting fees of approximately $3.4 million in 1998, $3.6 million in 1999 and $4.4 million in 2000.

   The following chart lists Mannatech's products and the body systems targeted by each, as of December 31, 2000:

                          Cell-to-Cell  Immune Endocrine Intestinal Dermal   Sports    Nutritional
                          Communication System  System     System   System Performance    Needs
                          ------------- ------ --------- ---------- ------ ----------- -----------
Ambroderm...............                                               X
AmbrostartTM............         X                            X                  X
Ambrotose(R)............         X
Bulk Ambrotose(R).......         X
Bulk EmPactTM...........                                                         X
EmPactTM................                                                         X
Emprizone(R)............                                               X
Firm....................                                               X
GlycoLEANTM
 Accelerator............         X         X        X
GlycoLEANTM Catalyst....         X         X        X
GlycoLEANTM Fiber Full..         X         X        X
GlycoLEANTM Manager.....         X         X        X
GlycoSLIMTM Drink.......         X         X        X
ImmunoStartTM
 Chewables..............         X         X
ManAloe(R)..............         X
MannaBARTM Carbohydrate
 Formula................         X         X        X
MannaBARTM Protein
 Formula................         X         X        X
MannaBARTM Apple-Yogurt
 Crunch.................         X         X        X
Manna-CTM...............                   X
MannaCleanseTM..........                                      X
Mannatonin..............                            X
MVPTM...................                            X
Optimal Health PackTM...         X         X        X
Bulk PhytAloe(R)........                   X
PhytAloe(R).............                   X
PhytoBears(R)...........                   X
Plus....................                            X
Profile 1...............                                                                     X
Profile 2...............                                                                     X
Profile 3...............                                                                     X
Sport with
 Ambrotose(R)...........                                                         X

   Mannatech introduced the following new products in 2000:

  . Optimal Health Pack(TM)-- a convenient pack that contains 60 individually-wrapped packages of Mannatech's most popular supplements:
     Ambrotose(R) capsule, Phyt-Aloe(R) capsule and Plus caplet; and

  . ImmunoStart(TM) Chewables-- a chewable tablet that energizes and optimizes the immune system, especially in times of stress.

   The following chart indicates the year Mannatech introduced its products:

 Year Products Introduced
 ---- -------------------
 1994 ManAloe(R), Plus, MVP(TM), Ambroderm, PhytAloe(R), Firm

 1995 PhytoBears(R), EmPact(TM), Emprizone(R)

 1996 Ambrotose(R), Mannatonin, Profile 1, 2 and 3, Sport with Ambrotose(R)

 1997 Bulk Ambrotose(R), Bulk EmPact(TM), MannaCleanse(TM)

 1998 MannaBAR(TM) Carbohydrate Formula, MannaBAR(TM) Protein Formula, Manna-
      C(TM), Ambrostart(TM),
      Bulk PhytAloe(R)

 1999 MannaBAR(TM) Vanilla Apple-Yogurt, GlycoLEAN(TM) Accelerator,
      GlycoLEAN(TM) Catalyst, GlycoLEAN(TM) Fiber Full, GlycoLEAN(TM) Manager and GlycoSLIM(TM) Drink mix (three flavors--chocolate, vanilla and strawberry)

 2000 Optimal Health Pack(TM) and ImmunoStart(TM) Chewables

   Mannatech plans to release additional products when new nutritional compounds or areas of consumer demand are identified. All new products are expected to contain its proprietary components. Mannatech usually launches new products during its corporate events. New products selected for development are based on:

  .  the marketability and proprietary nature of the product;

  .  regulatory considerations;

  .  the availability of ingredients; and

  .  the existence of data supporting claims of functionality.

   To ensure quality control and to support, validate and monitor the proprietary nature of its products, Mannatech's quality assurance department conducts appropriate research both before and after product launches and continuously throughout the year by taking samples directly from shipments received from manufacturers.

Product Distribution System

   Overview. The foundation of Mannatech's sales philosophy and distribution system is network marketing. Mannatech believes that its network-marketing system is an effective vehicle to distribute its products for the following reasons:

  . it is easier to explain the benefits of Mannatech's products in a person-to-person, educational setting;

  .  it is more direct and personal than television and print advertisements;

  .  direct sales allow potential consumers to actually test the products;

  . there is greater impact on the consumer from associate and consumer testimonials;

  . it assists in building a base of potential consumers for additional products;

  . associates can provide higher levels of customer service and attention by following up on sales to ensure proper product usage and customer satisfaction; and

  .  direct contact with customers help to facilitate repeat purchases.

   Mannatech encourages, but does not require, associates to use its products, nor does it require a person to be an associate in order to purchase its products. Mannatech believes its network marketing system is particularly attractive to prospective associates for the following reasons:

  .  the potential for income;

  .  no requirement to purchase inventory;

  .  no need to collect money from customers;

  .  limited paperwork involved in the sales process; and

  .  a flexible work schedule.

   Mannatech suggests associates enroll new associates with whom the associates have relationships such as: family members, friends, business associates, neighbors or otherwise. Mannatech believes that associates will be more likely to remain active if they are enrolled by someone with whom they have an ongoing relationship.

   Associates pay for products purchased prior to shipment. Mannatech carries no accounts receivable from its associates, except for amounts owed for check returns or other exceptions. Associates generally pay for products by credit card; however, orders are also paid with cash, money orders and checks. Associates may automatically order products on a continuous basis and receive a discount. Automatic orders accounted for approximately 44.9%, 47.1% and 49.2% of net sales for the years ended December 31, 1998, 1999 and 2000, respectively.

   Advances in communications, including telecommunications, the Internet and the increasing use of videotape players, fax machines and personal computers have enhanced the effectiveness of network marketing as a distribution channel in the past decade. Mannatech offers high-quality video and audiotapes for use in product education, demonstrations and sponsoring activities. In March 2000, Mannatech substantially completed its science-based website, www.GlycoScience.com, which allows users to search for science-based information about various nutritional ingredients, some of which are found in Mannatech's products. Mannatech believes these sales aids play an important role in the success of its associate efforts and Mannatech is committed to using current and future technological advances to enhance the effectiveness of the network marketing efforts of its associates.

   Associate Development. Mannatech believes key contributing factors to its long-term growth and success will be the recruitment of new associates and the retention of existing associates. Mannatech is active in the development of its associates, which includes the areas of recruitment, support, motivation and compensation.

   Mannatech primarily relies on existing associates to enroll new associates. The enrollment of new associates creates multiple levels in the network marketing structure. These new associates are referred to as "downline" or "sponsored" associates. Associates can purchase products directly from Mannatech at wholesale prices and can sponsor other associates in order to build a network of associates and product users.

   Mannatech also relies heavily on existing associates to train new associates. Mannatech's master associate training course, an advanced training program for associates, was developed using both the expertise of experienced corporate trainers and the experience of seasoned associates. While Mannatech provides brochures, magazines and other sales materials, advanced training is especially designed to provide systematic and uniform training to associates about Mannatech and its products, compensation plan and methods of doing business. Mannatech continues to update its training courses to ensure that its associates receive the latest information on its products, sales aids, technology advances, and sales methods available.

   The needs of Mannatech's associates are a priority and Mannatech believes that the high level of support it provides for its associates' efforts is important to Mannatech's success. Mannatech provides a large number of support services tailored to the needs of its associates, including:

  .  motivational meetings;

  .  educational and informative conference calls;

  .  automated fax services;

  .  an efficient ordering and distribution system;

  .  personalized customer service via telephone, Internet and e-mail;

  . 24-hour, seven days per week access to information through touch-tone phones and the Internet;

  .  web-based conference calls;

  .  a current database of each associates' downline information;

  . business development materials that Mannatech believes will help increase product sales and recruitment; and

  . an innovative website database, www.GlycoScience.com, designed to provide a user with the ability to search and provide science-based information about nutritional ingredients, some of which are included in Mannatech's products.

   Mannatech currently recognizes associate performance with four levels of associate leadership achievement:

  .  regional;

  .  national;

  .  executive; and

  .  presidential.

   The level of associate leadership is based upon the associates' downline growth and commissionable sales. Commissionable sales are sales of products with assigned product point volume. Generally, sales aids are not assigned any product point volume. Each leadership level provides the opportunity for compensation, ranging from 15% of commissionable sales at the regional director level to 9% of commissionable sales at the presidential level, excluding the generational bonus. An associate can achieve four levels within presidential status. The levels are bronze, silver, gold and platinum. In addition, associates are eligible for a "generation bonus," which is an additional achievement level specially designed to motivate sales and downline growth. In 2001, Mannatech intends to simplify its plan, yet expand its associate recognition programs as necessary to reward increased levels of performance and to further motivate its associates.

   Associate Compensation. Mannatech's plan combines the aspects of two widely used multilevel marketing compensation plan concepts. Mannatech's plan pays commissions based on a percentage of the associate's commissionable sales and the attainment of certain associate leadership levels. The elements of Mannatech's compensation plan are similar to other multi-level marketing compensation plans. In addition each associate may determine their own optimal resale price of products purchased from Mannatech.

   Mannatech's compensation plan attempts to compensate an associate both in the early stages of building their business and when the associate has developed their business, by rewarding the associate for breadth and depth in their downline organizations. Mannatech's compensation plan pays the following:

  . a bonus or commission to qualified associates, ranging from $20.00 to $180.00 based on downline growth and commissionable product sales;

  . $25.00 to an associate for each eligible associate they train if they have completed advanced training and obtained the all star level;

  . bonuses or commissions ranging from $10.00 to $200.00 based on products included in starter or renewal packs sold;

  . a "fast-start" bonus, ranging from $100.00 to $500.00, for a new associate who obtains regional or national level within three months of initially signing up as an associate;

  . a "car incentive" bonus, ranging from $200.00 to $700.00, for an associate who achieves certain sales levels and who has increased their product sales by at least 10% from their previous year's sales volume; and

  . various other bonus programs including earning various promotional travel awards.

   Based upon the knowledge of industry-related network marketing compensation plans, Mannatech believes that its compensation plan is among the most financially rewarding plans offered in the industry. Mannatech's commissions as a percentage of net sales was 40.4%, 40.9% and 41.2% for 1998, 1999 and 2000, respectively.

   Mannatech does not employ the entire compensation plan described above outside of the United States and Canada. In the international sector, Mannatech uses similar plans with regard to commissionable product sales that are tailored to fit the laws and considerations governing compensation of associates in each country. Mannatech integrated its international compensation plan across all markets in which its products are, or will be sold, thereby allowing associates to receive commissions for global product sales. Mannatech refers to this as its "global seamless downline structure" and hopes it will help associates to build their global networks by expanding their downlines into international markets without having to establish new downlines or requalify for higher levels of commissions within each new country. Mannatech's international compensation plan is designed to pay approximately the same percentage compensation as in the United States and Canada.

   Management of Associates. Mannatech believes it takes an active role in the management of its associates. Mannatech believes any oversight process is complicated because the associates are independent contractors and not employees of Mannatech. Mannatech seeks to restrict the statements and conduct of associates regarding its business by contractually binding associates to abide by its associate policies and procedures. Each associate receives a copy of the policies and procedures that must be followed in order to maintain associate status with Mannatech. Associates are expressly forbidden from making any representation of the possible earnings of any associate, other than through statements by Mannatech indicating the range of actual earnings by all associates. Mannatech also monitors its associate websites for content on a continuing basis and introduced MannapagesTM, a standardized, personal, Internet website program established to assist Mannatech in monitoring associate websites on a regular basis, and help associates in their sales efforts.

   Mannatech has established a compliance program for addressing associates who do not comply with its policies and procedures. Mannatech has developed formal steps for proceeding if a complaint is filed against an associate. Mannatech's primary goal is to educate its associates to ensure they understand and follow all of Mannatech's policies and procedures. Mannatech's compliance and legal departments, in cooperation with other departments, regularly evaluate associate conduct and the need for new and revised policies. Mannatech believes its compliance program assists in the maintenance of associate ethics and help associates in their sales efforts.

   Product Return Policy. Mannatech's product return policy states that any retail customer may return the unused portion of any product to the selling associate and receive a full cash refund from the associate. Mannatech will then reimburse any associate who provides a refund to a retail customer with product if they provide Mannatech with the proper documentation and return the remainder of the product to Mannatech. Mannatech's product return policy for associates states that any associate will receive a 90% refund of the wholesale cost for any returned, unopened, restockable products and any up-to-date corporate literature that is in good, usable condition. Historically, product returns have not been significant and returns as a percentage of net sales were 1.7%, 1.0% and 0.8% in 1998, 1999 and 2000, respectively.

Information Technology and Systems

   Mannatech believes that maintaining sophisticated and reliable transactions-processing systems is essential to its long-term success. Mannatech's systems are designed to:

  . reduce the time required to supply an associate or customer with products;

  .  provide detailed and customized ordering information;

  .  respond quickly to associate needs and information requests;

  . provide detailed and accurate information concerning qualification and downline activity;

  .  provide detailed reports of commissions paid to the associate;

  .  support the customer service department; and

  .  help to monitor, analyze and report financial and operating results.

   During 2001, Mannatech expects to spend approximately $6.6 million on its information technology operations of which approximately $1.7 million will be for capital expenditures. These expenditures will help to provide new technology to continue to address the needs of associates and expand transaction-processing systems to accommodate international operations. Mannatech believes the significant investment in software, hardware and personnel will enable it to:

  . respond rapidly to its business needs for information technology assessment and development;

  .  manage international operations and its seamless downline structure;

  .  help identify areas in which Mannatech can reduce operating expenses;
     and

  .  safeguard Mannatech's database.

   Mannatech's sophisticated financial system includes a report-writing system that is windows-based and capable of operating on several platforms. The financial system enables Mannatech to track and analyze financial information and create and produce customized reports. Mannatech believes its systems are adequate for its immediate future needs.

Production and Distribution

   All of Mannatech's products are manufactured by outside contractors. This strategy provides Mannatech with the virtual production capacity necessary to respond to fluctuations in its sales, but limiting its investment in capital equipment. Mannatech believes that it currently has the contract manufacturers' support necessary to meet inventory requirements over the next several years. Mannatech continues to identify new quality-driven manufacturers to supply the products necessary for its success. Mannatech also continues to seek cost-cutting measures by periodically reviewing current pricing considerations and by requiring competitive bids from various manufacturers that meet its quality and performance requirements.

   Mannatech currently acquires its ingredients from superior suppliers of such ingredients and has identified dependable alternative sources for all of its ingredients except Manapol(R) and Arabinogalactan, which are components of Ambrotose(R) complex. With these alternative sources, Mannatech could produce, purchase or replace any of the ingredients if it was unable to purchase any of these ingredients from its current suppliers. In January 2000, Mannatech signed a new supply agreement with its supplier of Manapol(R) and in February 2001, modified the purchasing requirements of the supply agreement. The supply agreement requires Mannatech to buy a minimum monthly volume at an agreed-upon price through August 2002.

   Mannatech's distribution operation is located in Coppell, Texas, and consists of 75,000 square feet of leased space in which it maintains its automated system capable of processing up to 18,000 orders per day. This system enhances productivity and will support sales volume growth. The distribution facility contains warehouse and distribution offices. Mannatech also has contract distribution facilities in Canada, Australia, the United Kingdom and Japan. For further information on these contract facilities see "Properties" on page 18 of this report.

Government Regulations

   In the United States, network marketing activities are regulated by a large number of laws, governmental regulations, administrative determinations, court decisions and similar legal requirements at the federal, state and local levels. These regulations address, among other things:

  .  network marketing systems;

  . transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;

  . taxation of associates, and the requirement to collect taxes and maintain appropriate records;

  . how a company makes, packages, labels, distributes, imports, sells and stores products;

  .  product ingredients;

  .  product claims;

  .  advertising; and

  . the extent in which a company may be responsible for associates' claims about its products.

   Products. The following governmental agencies regulate some aspect of Mannatech's business or its products in the United States:

  .  the Food and Drug Administration;

  .  the Federal Trade Commission;

  .  the Consumer Product Safety Commission;

  .  the Department of Agriculture;

  .  the Environmental Protection Agency;

  .  the Postal Service; and

  . various agencies of the states and localities, in which Mannatech's products are sold.

   The Food and Drug Administration regulates the formulation, manufacture, packaging, storage, labeling, promotion, distribution and sale of foods, dietary supplements and over-the-counter drugs. Food and Drug Administration regulations require both Mannatech and its suppliers to meet good manufacturing practice regulations for the preparation, packing and storage of its products and has published a Notice of Advanced Rule Making for good manufacturing practices for dietary supplements. On January 6, 2000, the Food and Drug Administration issued a final rule called "Statements made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body." Mannatech believes this final rule has not had an adverse effect as it was already in compliance.

   The Dietary Supplement Health and Education Act of 1994 revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements. Mannatech believes this act is generally favorable to the dietary supplement industry because it created a new class, by statute, of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. This act grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 must provide evidence establishing that the supplement is reasonably expected to be safe. Manufacturers of dietary supplements that make a "statement of nutritional support," thereby describing certain types of product performance characteristics, must:

  .  have evidence that the statement is truthful and not misleading;

  .  make a disclaimer in the statement itself; and

  . notify the Food and Drug Administration of the statement no later than 30 days after the statement is first made.

   The majority of the products that Mannatech markets are classified as dietary supplements under the Federal Food, Drug and Cosmetic Act. In 1999, the Food and Drug Administration issued new regulations governing the labeling and marketing of dietary supplement products. These regulations include:

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

   Mannatech is required to continue its ongoing program of providing evidence for its product performance claims, and to notify the Food and Drug Administration of certain types of performance claims made for its products. Mannatech's substantiation program involves compiling and reviewing the scientific literature pertinent to the ingredients contained in its products.

   In certain markets, including the United States, claims made by Mannatech with respect to dietary supplements, personal care or any of its other products may change the regulatory status of the product. For example, in the United States, the Food and Drug Administration could possibly take the position that claims made for some of Mannatech's products make those products new drugs requiring preliminary approval. The Food and Drug Administration could also place those products within the scope of a Food and Drug Administration over-the-counter drug monograph. Over-the-counter monographs dictate permissible ingredients, appropriate labeling language and require the marketer or supplier of the products to register and file annual drug listing information with the Food and Drug Administration. Emprizone(R) is the only product Mannatech sells that is labeled as an over-the-counter monograph drug. If the Food and Drug Administration asserts that the product claims cause it to be considered new drugs or fall within the scope of over-the-counter monographs, Mannatech would be required to file a new drug application and comply with the applicable monographs or change the claims made in connection with such products.

   Dietary supplements are also subject to the Nutrition, Labeling and Education Act, which regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in a product. This act prohibits the use of any health claim for dietary supplements unless the health claim is supported by significant scientific research and is pre-approved by the Food and Drug Administration.

   The Federal Trade Commission regulates the marketing practices and advertising of all of Mannatech's products. In the past several years, the Federal Trade Commission instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. The Federal Trade Commission has also increased its review of the use of the type of testimonials Mannatech uses in its business. The Federal Trade Commission requires reasonable evidence proving product claims at the time that such claims are first made. The failure to have this evidence when product claims are first made violates the Federal Trade Commission Act. Although the Federal Trade Commission has never threatened an enforcement action against Mannatech for the advertising of its products, there can be no assurance that the Federal Trade Commission will not question Mannatech's advertising or other operations in the future.

   Mannatech cannot predict the contents of any future laws, regulations, interpretations or applications or the future impact of different governmental regulations; however, any or all of such requirements maybe costly to Mannatech. Future regulations could require Mannatech to:

  .  change in the way it conducts business;

  .  change its product contents;

  .  keep additional records;

  .  increase the available documentation of its product properties; and/or

  . increase or use different labeling and scientific proof of product ingredients, safety or usefulness.

   Network Marketing System. Mannatech's network marketing system, which includes Mannatech's compensation plan, is controlled by a number of federal and state statutes and regulations, and is administered by the Federal Trade Commission, various state authorities and foreign government agencies. The legal requirements controlling network marketing organizations are, in part, directed to ensure that product sales are ultimately made to consumers. In addition, achievement within these organizations must be based on sales of products rather than compensation from the recruitment of additional associates, investments in the organizations or other non-retail sales-related criteria. For instance, various states or provinces limit the amount associates may earn from commissions on sales by other associates, not directly sponsored by the associate. Mannatech believes it has and will continue to obtain regulatory approval of its network marketing system in jurisdictions that require such approval. If regulatory approval is not required, Mannatech relies on the advice of counsel to ensure regulatory compliance.

   As a result of contents contained in an associate's self-generated literature, the Michigan Attorney General's office contacted Mannatech in the summer of 1999 and asked Mannatech to provide data maintained under a consent decree. In addition, the Attorney General requested documentation of the measures taken to address the associate's conduct, the measures implemented in order to prevent a violation of the decree from occurring and the measures that would be implemented in the future to help ensure compliance with the consent decree. Mannatech cooperated and believes it complied with this request. In order to comply with the State of Michigan's Franchise Investment law against involuntary inventory stockpiling, Mannatech monitors its associates in the state of Michigan by conducting random audits of its associates in Michigan to identify evidence of stockpiling and coerced sales. To date, Mannatech has found no evidence of coerced sales or stockpiling by its associates in Michigan. Mannatech designed its associates' policies and procedures to provide no incentive or reward to an associate for engaging in such activities.

   In Canada, Mannatech's network marketing system is regulated by both national and provincial law. Under Canada's Federal Competition Act, Mannatech must make sure that any representations relating to associate compensation made to prospective associates constitute fair, reasonable and timely disclosure and that it meets other legal requirements of the Federal Competition Act. Mannatech's compensation plan has been reviewed and no objection to its provisions was received from the appropriate Canadian authorities. All Canadian provinces and territories other than Ontario have legislation requiring that Mannatech register or become licensed as a direct seller within that province. Licensing is designed to maintain the standards of the direct selling industry and to protect the consumer. Some provinces require that both Mannatech and its associates be licensed. Mannatech believes it holds all of the required provincial or territorial direct sellers' licenses.

   In Australia, Mannatech's network marketing system is subject to both federal and state regulation. The compensation plan in Australia is designed to meet state requirements and the requirements of Australia's Trade Practices Act. Mannatech's business and trade practices and those of its associates, are regulated by state law and the Trade Practices Act. Claims and representations relating to its products are regulated by both the Trade Practices Act and Australia's Therapeutic Goods Act.

   In the United Kingdom, Mannatech's network marketing system is subject to national regulations. The compensation plan in the United Kingdom is designed to meet national requirements, the requirements of the Fair Trading Act of 1973 and the Trading Schemes Regulations of 1997. Mannatech's business and trade practices, and those of associates are regulated by the Direct Selling Association Code of Business Conduct and the U.K. Codes of Advertising and Sales Promotion. Claims and representations relating to Mannatech's business are regulated by the Trading Standards Office.

   In Japan, Mannatech's network marketing system, business and trade practices, compensation plan and associates are governed by the Door-to-Door Sales law as enacted in 1976 by the Department of Trade and Ministry.

   Other Regulations. Mannatech is also subject to a variety of other regulations in various foreign markets, including:

  .  social security assessments and taxes;

  .  value added taxes;

  .  goods and services taxes;

  .  sales taxes;

  .  consumption taxes;

  .  customs duties;

  .  employee/independent contractor regulations;

  .  employment and severance pay requirements;

  .  import/export regulations; and

  .  antitrust laws.

   For example, in many markets Mannatech is restricted in the amounts and types of rules and termination criteria that it can contractually impose on its associates. If Mannatech does not comply with these restrictions, it may be required to pay social security or other tax or tax-type assessments on behalf of its associates, and may incur severance obligations to terminate the associate. In some foreign countries, Mannatech may also be subject to such taxes or payment requirements.

   In some countries, including the United States, Mannatech is also governed by regulations concerning the activities of its associates. Regulators may find that Mannatech is responsible for its associates' conduct and may request or require that Mannatech take steps to make certain that its associates comply with these regulations. The types of conduct governed by regulations include, in part:

  .  claims made about products;

  .  promises or claims of income by Mannatech or its associates; and

  . sales of products in markets where the products have not been approved, licensed or legally allowed for sale.

   In some markets, including the United States, improper product claims by its associates could cause Mannatech's products to be reviewed or re-reviewed by regulatory authorities. This review could result in Mannatech's products being classified or placed into another category with stricter regulations or requiring labeling changes.

   Compliance Procedures. To comply with the many regulations that apply to its business, Mannatech has developed formal compliance measures that include associate disciplinary procedures and internal policies for compliance with the Food and Drug Administration and Federal Trade Commission rules and regulations.

   Mannatech continues to research laws governing associate conduct and to revise or alter its business system, compensation plans, associate requirements and other materials and programs as required by laws and regulations in each market. Mannatech attempts to educate its associates about acceptable business conduct in each market through policies, procedures, manuals, seminars and other training materials and programs. Mannatech is able to perform only limited monitoring procedures to make certain that associates comply with existing policies, procedures and regulations, Mannatech cannot promise that all of its associates comply with all existing policies, procedures and regulations.

Competition

   The nutritional supplements industry is large and intensely competitive. Mannatech competes directly with companies that manufacture and market nutritional products with similar product lines, including:

  .  Solgar Vitamin and Herb Company, Inc.;

  .  Nu Skin Enterprises, Inc.;

  .  Twinlab Corporation;

  .  Usana, Inc.;

  .  Natures Sunshine Products, Inc.; and

  .  Weider Nutrition International, Inc.

   Nutritional supplements are offered for sale in a variety of ways. While Mannatech believes that consumers appreciate the convenience of ordering products from home through a sales person or the Internet, the buying habits of many consumers who purchased products through traditional retail methods are difficult to change. The number of Mannatech's products in each product category is also relatively small compared to the wide variety of products offered by many other nutritional product companies.

   Mannatech also competes for new associates with other retail, multilevel marketing and direct selling companies in the nutritional supplements industry. Many of its competitors and other direct selling organizations have longer operating histories, are better known and have greater financial resources. These competitors include:

  .  Amway Corporation;

  .  Nu Skin Enterprises, Inc.;

  .  Body Wise International, Inc.;

  .  ENVION International;

  .  Herbalife International, Inc.;

  .  Mary Kay Cosmetics, Inc.;

  .  Forever Living Products, Inc.; and

  .  Melaleuca, Inc.

   Mannatech believes it competes for new associates by stressing the ease of its delivery system, the superiority of its compensation plans and its proprietary and quality products. Because the pool of individuals interested in direct selling is limited in each market, available recruits are reduced when other network marketing companies successfully recruit these people into their businesses.

Employees

   As of December 31, 2000, Mannatech employed 263 people in the United States, of which 10 people occupy executive postions. Mannatech also employs 14 people in Australia 12 people in the United Kingdom and 15 people in Japan. This number does not include Mannatech's associates, who are independent contractors and not employees of Mannatech. Mannatech employees are not unionized and Mannatech believes it has a good relationship with its employees.

Item 2. Properties

   Mannatech leases property at several locations for its headquarters and distribution facilities, including:

                                     Square
Location                              Feet     Term        Expiration Date
- --------                             ------- --------- -----------------------
Coppell, Texas (corporate
 headquarters)...................... 110,000  10 years January 2007
Coppell, Texas (distribution
 center)(1).........................  75,000  10 years January 2008
Dallas, Texas (Internet subsidiary
 headquarters)(2)...................   6,400   3 years November 2002
St. Leonards, Australia (Australian
 headquarters)......................   9,000   5 years August 2003
Basingstoke, Hampshire (U.K.
 headquarters)......................   1,255   2 years May 2001
Tokyo, Japan (Japanese
 headquarters)......................  10,000 2.3 years February and April 2002

- --------
  (1) The United States distribution facility is capable of filling 18,000 orders per day and is currently operating at 34% of its full capacity.
  (2) Internet Health Group, Inc.'s headquarters is being subleased for the remaining term of the lease as Mannatech ceased its operations.

   Mannatech also has several contract distribution center operations and believes all of its leased facilities are adequate for its operations in the immediate future. Mannatech's contract distribution center operations are as follows:

                                                               Orders   Current
                                                       Square per Day  Operating
Location                                                Feet  Capacity Capacity
- --------                                               ------ -------- ---------
Calgary, Alberta...................................... 6,000    3,200      20%
Botany, Australia..................................... 5,000   20,000      10%
Perth, Australia...................................... 1,000      500       2%
Poyle, United Kingdom................................. 5,000    3,200       5%
Tokyo, Japan.......................................... 7,000   10,000      10%

Item 3. Legal Proceedings

   In October 1997, Mannatech filed a Notice of Objection to the issuance of a registered trademark being issued to IntraCell Nutrition, Inc., which had filed a trademark application for the name, "Manna." On May 19, 2000, Mannatech's Notice of Opposition to the issuance of a registered trademark issued to IntraCell Nutrition, Inc. for the name "Manna" was rejected. To date, no action has been filed against Mannatech by IntraCell, which would contend any infringement by Mannatech on that of IntraCell. If IntraCell brings any infringement action against Mannatech, an adverse determination could have an adverse effect on Mannatech's business, results of operations, financial condition and liquidity.

   On August 20, 1999, Mannatech filed a lawsuit against Dr. Daryl See in the United States District Court for the Northern District of Texas alleging, among other things, that he misled Mannatech when he claimed that one of his studies, which Mannatech used to illustrate the positive effects of its products had been funded by the National Institutes of Health and conducted under the auspices of the University of California-Irvine. On May 22, 2000, Mannatech agreed to dismiss all claims against Dr. Daryl See. Under the terms of the settlement agreement, Dr. See's conduct was restricted regarding Mannatech, its products and associates.

   On February 24, 2000, Ms. Caroline Rivers filed a class action complaint against Mannatech and three other defendants, in the District Court, County of Boulder, State of Colorado alleging breach of contract, negligence and that the defendants were marketing and selling illegal health insurance policies. On June 29, 2000, Mannatech's Motion for Dismissal was granted and all claims relating to the uncertified class action complaint were dismissed against Mannatech.

   On May 30, 2000, Mannatech filed suit for breach of contract in the United States District Court of the Northern District of Texas, Dallas Division, against Gryphon Advisors II, L.L.C., a Delaware limited liability company. Mannatech alleged amounts billed for out-of-pocket expenses and advisory service fees totaling $1.6 million were unreasonable and that Gryphon Advisors breached the advisory agreement. Under the Advisory agreement, Gryphon was to provide advice on potential financing opportunities, acquisitions, the financial management of Mannatech, all aspects of its capital structure, capital-raising transactions and assist Mannatech in evaluating potential acquisition targets. On June 26, 2000, Gryphon Advisors filed a cross-action suit for breach of contract and fraud seeking the payment of $1.6 million and exemplary damages. On March 1, 2001, Mannatech and Gryphon Advisors agreed to dismiss its respective claims with prejudice and Mannatech agreed to pay Gryphon Advisors $650,000 over a 12-month period.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

   Market for its Common Stock. On February 12, 1999, Mannatech completed its initial public offering and on February 16, 1999, its common stock began trading on the Nasdaq National Market under the symbol "MTEX." As of March 19, 2001 the total number of outstanding shares of its common stock was 24,799,301 and the closing price on such date was $1.156. Pricing information prior to February 16, 1999 is not available, because Mannatech's common stock was not publicly traded prior to that date. Set forth below are the high and low sales prices of Mannatech's common stock as reported on the Nasdaq National Market for each quarter of the fiscal years ended December 31, 1999 and 2000:

                                                                 High     Low
                                                                ------- -------
First Quarter (from February 16, 1999)......................... $31.750 $10.500
Second Quarter 1999............................................ $23.875 $10.125
Third Quarter 1999............................................. $13.625 $ 6.563
Fourth Quarter 1999............................................ $ 8.875 $ 4.625
First Quarter 2000............................................. $ 5.313 $ 3.688
Second Quarter 2000............................................ $ 3.938 $ 2.125
Third Quarter 2000............................................. $ 3.875 $ 1.125
Fourth Quarter 2000............................................ $ 2.469 $ 1.234


   Holders. As of March 19, 2001, there were approximately 5,011 shareholders of record who hold Mannatech's common stock directly and approximately 133 security brokers and dealers who hold approximately 37.1% of Mannatech's common stock on behalf of approximately 9,000 shareholders.

   Dividends. Mannatech shareholders received dividends totaling approximately $1,326,104 in 1999. Mannatech did not pay any dividends in 2000 and does not intend to pay any dividends in 2001. The Board of Directors intends, from time-to-time, to reevaluate this policy based on its consolidated results of operations, financial condition, cash requirements and other factors deemed relevant. Any future payments of dividends will be subject to the discretion of Mannatech's Board of Directors and subject to certain limitations under the Texas Business Corporation Act.

 Sales of Unregistered Securities.

   None.

 Uses of Proceeds from Registered Securities

   None.

Item 6. Selected Financial Data

   The Selected Financial Data set forth below for each of the five years ended December 31, 2000 have been derived from and should be read in conjunction with
(A) Mannatech's Consolidated Financial Statements set forth in Item 14, of this report, beginning on page F-1, and (B) "Management's Discussion and Analysis of Financial Condition and Results of Operations," which follows this table.

                                          Year Ended December 31,
                                ----------------------------------------------
                                 1996        1997     1998     1999     2000
                                -------    -------- -------- -------- --------
                                 (in thousands, except per share amounts)
Consolidated Statement of
 Income Data:
Net sales.....................  $86,311    $150,570 $164,933 $179,730 $150,006
Gross profit..................   37,750      64,158   71,143   77,033   61,175
Income (loss) from
 operations...................    8,240      14,718   16,057   16,081   (8,439)
Income (loss) before
 cumulative effect of
 accounting change............    7,162      10,622   10,054   10,788   (7,139)
Cumulative effect of
 accounting change (1)........       --          --       --       --     (210)
Net income (loss).............    7,162      10,622   10,054   10,788   (7,349)
Earnings (loss) per common
 share--basic:
 Before cumulative effect of
  accounting change...........  $  0.35    $   0.50 $   0.45 $   0.45 $  (0.29)
Cumulative effect of
 accounting change(1).........       --          --       --       --    (0.01)
                                -------    -------- -------- -------- --------
 Net..........................  $  0.35    $   0.50 $   0.45 $   0.45 $  (0.30)
                                =======    ======== ======== ======== ========
Earnings (loss) per common
 share--diluted:
 Before cumulative effect of
  accounting change...........  $  0.35    $   0.47 $   0.42 $   0.43 $  (0.29)
Cumulative effect of
 accounting change(1).........       --          --       --       --    (0.01)
                                -------    -------- -------- -------- --------
 Net..........................  $  0.35    $   0.47 $   0.42 $   0.43 $  (0.30)
                                =======    ======== ======== ======== ========
Weighted average common and
 common equivalent shares
 outstanding:
Basic.........................   20,627      21,449   22,102   24,133   24,946
                                =======    ======== ======== ======== ========
Diluted.......................   20,627      22,400   23,659   25,224   24,946
                                =======    ======== ======== ======== ========
Pro Forma Information:(2)
Income before income taxes, as
 reported.....................  $ 8,356    $ 14,761
Pro forma provision for income
 tax expense..................    3,134       5,683
                                -------    --------
Pro forma net income..........  $ 5,222    $  9,078
                                =======    ========
Pro forma earnings per common
 share:(2)
Basic.........................  $  0.25    $   0.42
                                =======    ========
Diluted.......................  $  0.25    $   0.41
                                =======    ========
Other Financial Data:
Capital expenditures (3)......  $ 2,660    $  9,135 $  6,098 $  3,243 $  4,109
Dividends declared per common
 share........................  $ 10.00(4) $   0.37 $   0.39 $   0.06 $     --
Consolidated Balance Sheet
 Data:
Total assets..................  $11,410    $ 19,558 $ 26,874 $ 44,779 $ 38,902
Long-term obligations
 excluding current portion....  $    --    $    110 $  1,056 $    325 $    527

- --------
(1) Cumulative effect of accounting change is the result of Mannatech adopting Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" retroactively to January 1, 2000.
(2) The pro forma information shows net income and earnings per share as if all income earned by Mannatech and certain related partnerships was taxable at federal and state statutory rates.

(3) Capital expenditures include assets acquired through capital lease obligations of $397,402 and $1,471,986 in 1997 and 1998, respectively.
(4) Dividends were calculated based upon shares outstanding prior to the stock split and Mannatech's reorganization (10,000 shares), each of which took place in 1997. Aggregate dividends declared amounted to $100,000 in 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is intended to assist in the understanding of Mannatech's financial position and results of its operations for the three years ended December 31, 2000. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes in Item 14, beginning on page F-1. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Overview

   Mannatech develops and sells proprietary nutritional supplements and topical products in the United States, Canada, Australia, the United Kingdom and Japan, through a worldwide network marketing system of approximately 237,000 active associates as of March 8, 2001, compared to approximately 269,000 active associates as of March 9, 2000.

   Mannatech's diluted earnings (loss) per share was ($0.30) for the year ended December 31, 2000 compared to $0.43 per share in 1999. This decrease was primarily due to the following:

  .  a decrease in sales of $29.7 million;

  . incurring approximately $4.1 million in expenses related to its Internet website subsidiary, Internet Health Group, Inc., which includes: funding its operating losses, recording a write-off of its fixed asset software of $870,000, a write-off of its inventory of $837,000 and the cancellation of various agreements relating to closing its operations as of December 29, 2000 totaled approximately $332,000;

  . incurring $4.2 million for start-up expenses relating to the expansion into Japan; and

  . accruing $1.0 million for various severance packages related to the former Chief Operating Officer of International Operations and former Chief Information Officer.

   In 2001, Mannatech increased some of the sale prices of its products, starter and renewal packs and shipping fees; however, it believes the negative trend in sales will continue into the first half of 2001. In the future, Mannatech expects its international operations to account for an increasing percentage of consolidated net sales. The net sales by country as a percentage of consolidated net sales were as follows:

    Year Ended December 31,            U.S.  Canada Australia U.K. Japan Total
    -----------------------            ----- ------ --------- ---- ----- ------
    2000.............................. 77.0% 13.5%    5.7%    1.3% 2.5%  100.0%
    1999.............................. 76.7% 14.3%    8.8%    0.2% 0.0%  100.0%
    1998.............................. 82.5% 16.1%    1.4%    0.0% 0.0%  100.0%

   Net sales for the United States, Canada and Australia continue to decrease as compared to the same period in 1999. Mannatech believes the decrease is due to a number of factors including the following:

  . its associates in the United States, Canada and Australia concentrating their efforts on the development of Mannatech's presence in the United Kingdom and Japan;

  . some of its associates exploring new competitive Internet networking companies as another way to supplement their income;

  .  associates' concerns about recent management changes; and

  . concerns about the decline of Mannatech's stock price which may, in part may have resulted from unanticipated selling pressure.

   On October 28, 2000, Mannatech introduced a new product, ImmunoStart(TM) Chewables, which helps trigger immune responses. In March 2001, Mannatech introduced a chewable multi-vitamin for children called Glyco-Bears(TM). Mannatech also intends to introduce other new products during 2001, which it hopes will further complement its current products and help boost net sales.

   Mannatech's revenues are primarily derived from sales of its products and associate starter and renewal packs, which include some combination of its products and promotional materials. The purchase of a starter or renewal pack allows the associate to purchase products at wholesale prices. If the associate purchases a pack with a wholesale price of $300 or higher, the associate also received a $50 credit toward admission to one of Mannatech's corporate events. In January 2001, Mannatech made changes to some of its packs including a change in product mix, price changes and the discontinuation of the credit toward admission. Mannatech tries to offer a comparable associate starter pack in each country in which it does business; however, each country has different regulatory guidelines that must be followed and therefore not all of Mannatech's packs are offered in all countries.

   Mannatech adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of 2000. Under SAB 101, Mannatech is required to defer the recognition of revenues until the associate receives the products shipped. The adoption of SAB 101 resulted in a cumulative effect of accounting change of approximately $210,000, net of tax of $126,000.

   On average, the wholesale value of the nutritional and topical products contained in each of Mannatech's starter and renewal packs is between 60% and 70% of the total wholesale value of the packs and the remainder of the total wholesale value consists of various promotional materials and products. If the pack contains a credit toward admission to a corporate event, the revenue from the promotional pack is allocated between product revenue and the corporate event admission based on the proportionate fair value of these items. Mannatech defers revenue received from the sale of its promotional packs to the extent that the sales price is greater than the wholesale value of the individual items included in such packs. Allocated corporate event admission revenues are also deferred. All deferred revenue is amortized over a twelve-month period. Total deferred revenue was approximately $845,000 at December 31, 1999 and $691,000 at December 31, 2000.

   Mannatech compensates its 7 associates by commissions and incentives, which is its most significant expense; however, the commission structure is designed not to materially exceed 42% of commissionable net sales. Mannatech plans to announce some changes to its worldwide compensation plans, yet offer more bonuses and incentive programs and revamp the training program for its associates. The changes would simplify the compensation plan but would not change the total commission paid as a percentage of net sales. Commissions and incentives are paid to associates based on the following:

  .  associates' placement and position within the compensation plan;

  .  volume of their direct commissionable sales;

  .  number of new enrolled associates; and

  .  achievement of certain levels to qualify for incentive programs.

   In 2000, Mannatech's United States federal statutory tax rate was 34%. Mannatech pays taxes in Australia at a statutory tax rate of approximately 36% and in the United Kingdom at a statutory tax rate of approximately 31%. Mannatech expects to pay taxes in Japan at a statutory tax rate ranging between 42% and 48%. Mannatech also pays taxes in various state jurisdictions at an approximate average effective tax rate of 3%. Due to its international operations, a portion of Mannatech's income will be subject to taxation in the countries in which it operates; however, it may receive foreign tax credits that would reduce the amount of United States taxes owed. Mannatech may not be able to use all of such foreign tax credits in the United States. Mannatech may also incur net operating losses that may not be fully realizable.

Results of Operations

   The following table summarizes Mannatech's consolidated operating results as a percentage of net sales for each of the years indicated:

                                                   Year Ended December 31,
                                                   -------------------------
                                                    1998     1999     2000
                                                   -------  -------  -------
Net sales.........................................   100.0%   100.0%   100.0%
Cost of sales.....................................    16.5     16.2     18.0
Commissions.......................................    40.4     40.9     41.2
                                                   -------  -------  -------
  Gross profit....................................    43.1     42.9     40.8
Operating expenses:
  Selling and administrative expenses.............    19.3     19.4     24.7
  Other operating costs...........................    13.6     14.5     21.1
  Write-off of fixed asset........................     --       --       0.6
  Write-off of deferred offering costs............     0.5      --       --
                                                   -------  -------  -------
Income (loss) from operations.....................     9.7      9.0     (5.6)
Interest income...................................    (0.1)    (0.4)    (0.5)
Interest expense..................................     --       0.1      0.1
Other expense, net................................     0.3      0.1      0.4
                                                   -------  -------  -------
Income (loss) before income taxes and cumulative
 effect of accounting change......................     9.5      9.2     (5.6)
Income tax expense (benefit)......................     3.4      3.2     (0.8)
                                                   -------  -------  -------
Income (loss) before cumulative effect of
 accounting change................................     6.1      6.0     (4.8)
Cumulative effect of accounting change............     --       --      (0.1)
                                                   -------  -------  -------
Net income (loss).................................     6.1%     6.0%    (4.9)%
                                                   =======  =======  =======
Number of starter packs sold...................... 117,003  140,521  107,763
Number of renewal packs sold......................  58,476   66,119   63,930
                                                   -------  -------  -------
Total number of packs sold........................ 175,479  206,640  171,693
                                                   =======  =======  =======
Total associates canceling associate status.......   6,142    5,972    5,952
                                                   =======  =======  =======

Year ended December 31, 2000 compared with the year ended December 31, 1999

   Net Sales. Net sales decreased (16.5%) to $150.0 million in 2000 from $179.7 million in 1999. This decrease was primarily composed of the following:

  . a $5.0 million increase from the sale of new products introduced during 2000, including the Optimal Health Pack(TM) and ImmunoStart(TM) Chewables;

  . a ($29.8) million decrease in existing product sales resulting from a decrease in the volume of products sold, and

  . a decrease of ($4.9) million from associate pack sales. Of this ($4.9) million decrease, approximately ($4.2) million resulted from an overall decrease in the number of associate packs sold to new associates. The additional decrease of approximately ($700,000) resulted from a decrease in the number of associate renewal packs sold. Mannatech is exploring ways and strategies to increase associate pack and renewal pack sales.

   Cost of Sales. Cost of sales decreased (6.9%) to $27.1 million in 2000 from $29.1 million in 1999. As a percentage of net sales, cost of sales increased to 18.0% in 2000 from 16.2% in 1999. The increase in cost of sales as a percentage of net sales was primarily due to the inventory write-off of Internet Health Group, Inc. and a change in the product mix of finished goods sold. The dollar decrease was primarily due to:

  . the write-off of approximately $837,000 for the inventory of Internet Health Group, Inc.;

  .  a write-off of approximately $300,000 for obsolete sales aids; and

  .  a decrease in volume of finished goods sold.

   Commissions. Commissions consist of payments to associates for sales activity and downline growth. Commissions decreased (16.2%) to $61.7 million in 2000 from $73.6 million in 1999. As a percentage of net sales, commissions increased to 41.2% in 2000 from 40.9% in 1999. The increase as a percentage of sales was the result of the introduction of new incentive programs during 2000. The dollar decrease was the direct result of a decrease in the number of associate packs sold, which was partially offset by the introduction of new incentive programs for associates, which includes the car bonus and "fast-start" programs.

   Gross Profit. Gross profit decreased (20.5%) to $61.2 million in 2000 from $77.0 million in 1999. As a percentage of net sales, gross profit decreased to 40.8% in 2000 from 42.9% in 1999. These changes were primarily attributable to the factors described above.

   Selling and Administrative Expenses. Selling and administrative expenses include wages, bonuses, shipping and freight and marketing expenses and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 6.0% to $37.0 million in 2000 from $34.9 million in 1999. As a percentage of net sales, selling and administrative expenses increased to 24.7% in 2000 from 19.4% in 1999 due to a decrease in net sales, which did not reduce the fixed and semi-variable expenses. The dollar increase was due primarily to the following:

  . a $1.4 million increase in wages and contract labor, primarily from various pay raises, an increase in personnel for the United Kingdom and Japan and hiring a new Chief Executive Officer and a new Chief Information Officer;

  . a $1.0 million charge for severance packages related to the former Chief Information Officer and former Chief Operating Officer of International Operations;

  .  a decrease in freight cost of ($1.0) million;

  . a $1.7 million increase in expenses related to hosting various events related to international expansion; and

  .  a decrease in management bonuses of ($1.0) million.

   Other Operating Costs. Other operating costs include utilities, depreciation, travel, office supplies and printing expenses. Other operating costs increased 21.5% to $31.7 million in 2000 from $26.1 million in 1999. As a percentage of net sales, other operating costs increased to 21.1% in 2000 from 14.5% in 1999. The dollar increase was primarily due to the following:

  . a $4.6 million increase for travel, accounting, building rent and consulting services related to the international expansion;

  . recording $600,000 for the settlement of the Gryphon Advisors L.L.C. lawsuit; and

  . paying Mr. Samuel L. Caster, the former President, $350,000 for consulting services, as described in the Notes to the Consolidated Financial Statements, in Item 14, of this report, beginning on page F-1.

   Write-off of Fixed Asset. In the second quarter of 2000, Mannatech recorded an impairment charge of $870,000 as it determined the fixed asset software of Internet Health Group. Inc., provided no future benefit. On December 29, 2000, Internet Health Group, Inc. ceased operations.

   Interest Income. Interest income decreased (4.1%) to $684,000 in 2000 from $713,000 in 1999. As a percentage of net sales, interest income increased to 0.5% in 2000 from 0.4% in 1999. The dollar decrease was primarily due to using investments to fund Mannatech's current year operations, including its international expansion.

   Interest Expense. Interest expense decreased (54.0%) to $69,000 in 2000 from $150,000 in 1999. As a percentage of net sales, interest expense remained the same at 0.1% in 2000 and in 1999. The dollar decrease was primarily due to the repayment of the existing loan and leases during the year.

   Other Expense, Net. Other expense may consist of penalties related to tax payments for payroll, income and sales, foreign currency translation adjustments and miscellaneous non-operating items. Other expense increased 389.5% to $558,000 in 2000 from $114,000 in 1999. As a percentage of net sales, other expense increased to 0.4% in 2000 from 0.1% in 1999. For the year ended December 31, 2000, other expense consisted primarily of translation exchange losses of $359,000 and $36,000 in sales tax payments and tax penalties. In 1999, other expense consisted primarily of federal tax penalties.

   Income Tax Expense (Benefit). Income tax expense (benefit) decreased to ($1.2) million in 2000 from $5.7 million in 1999. Mannatech's effective tax rate decreased to 14.8% in 2000 from 34.7% in 1999. Mannatech's effective tax rate decreased primarily as a result of the establishment of a valuation allowance for the net operating losses from its Japan subsidiary.

   Cumulative Effect of Accounting Change. In the fourth quarter of 2000, Mannatech adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") which resulted in a charge of $210,000, net of tax of $126,000 for the cumulative effect of the accounting change. SAB 101 requires Mannatech to defer the recognition of revenues until the associates receive products shipped by Mannatech.

   Net Income (loss). Net income (loss) decreased to ($7.3) million in 2000 from $10.8 million in 1999. As a percentage of net sales, net income decreased to (4.9%) in 2000 from 6.0% in 1999. The decrease was due to net sales decreasing by 16.5%, expenses incurred related to its international expansion, recording various severance packages and discontinuing operations of Internet Health Group, Inc.

Year ended December 31, 1999 compared with the year ended December 31, 1998

   Net Sales. Net sales increased 9.0% to $179.7 million in 1999 from $164.9 million in 1998. This increase was primarily composed of the following:

  . a $7.8 million increase from the sale of several new products introduced during 1999;

  . a $4.5 million increase in existing product sales resulting from an increase in the volume of products sold and having operations in Australia open for the entire fiscal year 1999; and

  . an increase of $2.6 million from associate pack sales. Of this $2.6 million increase, approximately $1.5 million resulted from an increase in the number of associate packs sold to new associates. The additional increase of $1.1 million resulted from an increase in associate renewal packs sold. The increase in the number of packs sold is a result of the international expansion and hiring a marketing firm to concentrate on the associate renewal program.

   Cost of Sales. Cost of sales increased 7.3% to $29.1 million in 1999 from $27.1 million in 1998. As a percentage of net sales, cost of sales decreased to 16.2% for 1999 from 16.5% in 1998. The decrease in cost of sales as a percentage of net sales was primarily due to changes in the product mix of finished goods sold. The dollar increase was primarily due to:

  .  an increase in volume of finished goods sold;

  . the recording of $160,000 for recovery of inventory in 1998 which had been written off in 1997; and

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

  . the introduction of new incentive programs for associates, including the fast-start program;

  .  the start of operations in Australia in October 1998; and

  .  the start of operations in the United Kingdom in November 1999.

   Gross Profit. Gross profit increased 8.3% to $77.0 million in 1999 from $71.1 million in 1998. As a percentage of net sales, gross profit decreased to 42.9% in 1999 from 43.1% in 1998. These changes were primarily attributable to the factors described above.

   Selling and Administrative Expenses. Selling and administrative expenses include wages, bonuses, shipping and freight and marketing expenses, and are a mixture of both fixed and variable expenses. Selling and administrative expenses increased 9.4% to $34.9 million in 1999 from $31.9 million in 1998. As a percentage of net sales, selling and administrative expenses increased to 19.4% in 1999 from 19.3% in 1998. The dollar increase was due primarily to sales increases, which increased freight costs by $900,000, and a $2.3 million increase in wages and contract labor expenses resulting from pay raises and an increase in personnel for the Australian and United Kingdom operations.

   Other Operating Costs. Other operating costs include utilities, depreciation, travel, office supplies and printing expenses. Other operating costs increased 16.7% to $26.1 million in 1999 from $22.4 million in 1998. As a percentage of net sales, other operating costs increased to 14.5% in 1999 from 13.6% in 1998. The dollar increase was primarily due to the following:

  . a $750,000 charge for the cancellation of the remaining incentive contract with Mr. Ray Robbins, as described in the Notes to the Consolidated Financial Statements; in Item 14,of this report, beginning on page F-1;

  . $1.7 million for consulting services related to the international expansion;

  .  $350,000 for settlement of various lawsuits;

  . $225,000 incurred related to the secondary offering for certain existing shareholders; and

  . $200,000 for additional research and development costs related to opening Mannatech's laboratory facility.

   Write-off of Deferred Offering Costs. During August 1998, Mannatech withdrew its original underwritten institutional/retail offering and recorded a one-time charge of approximately $847,000.

   Interest Income. Interest income increased 675.0% to $713,000 in 1999 from $92,000 in 1998. As a percentage of net sales, interest income increased to 0.4% in 1999 from 0.1% in 1998. The increase was primarily due to the receipt of the initial public offering net proceeds, which was invested in interest bearing accounts and certain investments.

   Interest Expense. Interest expense increased 183.0% to $150,000 in 1999 from $53,000 in 1998. As a percentage of net sales, interest expense increased to 0.1% in 1999 from 0.0% in 1998. The increase was due primarily to the signing of two lease agreements with a bank to purchase various equipment for the warehouse and laboratory facility.

   Other Expense, Net. Other expense consists of penalties related to tax payments for payroll, income and sales and miscellaneous non-operating items. Other expense decreased (61.9%) to $114,000 in 1999 from $299,000 in 1998. As a percentage of net sales, other expense decreased to 0.1% in 1999 from 0.3% in 1998. In 1999, other expense consisted primarily of federal tax penalties. In 1998, other expense consisted primarily of the write-off of abandoned fixed assets of $250,000.

   Income Tax Expense. Income tax expense remained at $5.7 million for both 1999 and 1998; however, Mannatech's effective tax rate decreased to 34.7% in 1999 from 36.4% in 1998. The effective tax rate decreased primarily as a result of the establishment of a Foreign Sales Corporation and an overall increase in international sales, which are not subject to state income taxes which averaged 3%.

   Net Income. Net income increased 7.3% to $10.8 million in 1999 from $10.1 million in 1998. As a percentage of net sales, net income decreased to 6.0% in 1999 from 6.1% in 1998. The dollar amount of the increase was due to net sales increasing by 9%, which was partially offset by expenses incurred related to the international expansion and cancellation of the remaining incentive compensation contract for $750,000.

Seasonality and Selected Quarterly Statements of Operations

   Mannatech believes the impact of seasonality on its results of operations is minimal. Mannatech has and may continue to experience variations on its quarterly results of operations in response to, among other things:

  .  the timing of the introduction of new products;

  .  the recruiting and retention of associates;

  .  the general overall economic outlook;

  .  the general industry and network marketing industry conditions; and

  .  the consumer perception of its products and overall operations.

   As a result of these and other factors, the quarterly results may vary significantly in the future. Period-to-period comparisons should not be relied upon as an indication of future performance since Mannatech can give no assurances that the revenue growth rate in new markets will follow its historical pattern. The market price of Mannatech's common stock may also be adversely affected by the above factors.

   The following table sets forth the unaudited consolidated quarterly statement of income data for the periods indicated. In Mannatech's opinion, this information has been prepared on the same basis as its audited Consolidated Financial Statements set forth in this report and includes all necessary adjustments, consisting only of normal recurring adjustments, that are considered necessary to present fairly this information in accordance with generally accepted accounting principles. You should read this information in conjunction with the Consolidated Financial Statements and related Notes in
Item 14 of this report, beginning on page F-1. Mannatech's consolidated operating results for any one quarter are not necessarily indicative of results for any future period.

                           Mar. 31,        June 30,        Sept. 30,       Dec. 31,
                             1999          1999(1)          1999(2)        1999(3)
                         -------------   -------------   -------------   -------------
                         (in millions, except per share and pack information)
Net sales............... $        42.6   $        45.0    $        45.8  $        46.3
Gross profit............          18.4            19.2             19.8           19.6
Income before income
 taxes..................           4.6             3.4              5.0            3.5
Income tax expense......          (1.7)           (1.2)            (1.8)          (1.0)
Net income .............           2.9             2.2              3.2            2.5
Earnings per share (8)
  Basic................. $        0.13   $        0.09    $        0.13  $        0.10
                         =============   =============    =============  =============
  Diluted............... $        0.12   $        0.08    $        0.12  $        0.10
                         =============   =============    =============  =============
Number of starter packs
 sold...................        32,530          33,279           31,299         43,413
Number of renewal packs
 sold...................        14,604          13,189           20,689         17,637
                         -------------   -------------    -------------  -------------
Total number of packs
 sold...................        47,134          46,468           51,988         61,050
                         =============   =============    =============  =============
Total associates
 canceling associates'
 status.................         1,448           1,336            1,608          1,580
                         =============   =============    =============  =============

                                                                          As
                             As         As         As          As      reported       As
                          reported  Restated(7) reported  Restated (7)  Sept.    Restated (7)
                          Mar. 31,   Mar. 31,   June 30,    June 30,     30,      Sept. 30,   Dec 31,
                            2000       2000     2000(4)     2000(4)    2000(5)     2000(5)    2000(6)
                          --------  ----------- --------  ------------ --------  ------------ -------
                                    (in millions, except per share and pack information)
Net sales...............  $  40.3     $  39.7   $  39.3     $  39.0    $  36.2     $  37.4    $  33.9
Gross profit............     16.5        16.3      16.9        16.7       14.8        15.3       12.9
Loss before income taxes
 and cumulative effect..     (0.8)       (1.0)     (0.8)       (0.9)      (2.1)       (1.6)      (4.9)
Income tax benefit......      0.3         0.4       0.2         0.2        0.6         0.4        0.2
Cumulative effect of
 accounting change (7)..      (--)       (0.2)       --          --         --          --         --
Net loss................  $  (0.5)    $  (0.8)  $  (0.6)    $  (0.7)   $  (1.5)    $  (1.2)   $  (4.6)
Earnings per share (8)
  Basic.................  $ (0.02)    $ (0.03)  $ (0.02)    $ (0.03)   $ (0.06)    $ (0.05)   $ (0.19)
                          =======     =======   =======     =======    =======     =======    =======
  Diluted...............  $ (0.02)    $ (0.03)  $ (0.02)    $ (0.03)   $ (0.06)    $ (0.05)   $ (0.19)
                          =======     =======   =======     =======    =======     =======    =======
Number of starter packs
 sold...................   32,438      32,438    31,135      31,135     24,493      24,493     19,697
Number of renewal packs
 sold...................   18,337      18,337    14,227      14,227     16,215      16,215     15,151
                          -------     -------   -------     -------    -------     -------    -------
Total number of packs
 sold...................   50,775      50,775    45,362      45,362     40,708      40,708     34,848
                          =======     =======   =======     =======    =======     =======    =======
Total associates
 canceling associates'
 status.................    2,496       2,496     1,225       1,225      1,182       1,182      1,049
                          =======     =======   =======     =======    =======     =======    =======

- --------
  (1) For the second quarter of 1999, income before income taxes was reduced by a $750,000 charge for the cancellation of an incentive contract, $400,000 for consulting services related to international expansion, $200,000 for settlement of a lawsuit and $100,000 for additional research and development costs related to the opening of the laboratory facility.
  (2) For the third quarter of 1999, income before income taxes has been reduced by $225,000 related to the secondary offering of registering shares of Mannatech's common stock for sale by certain shareholders.

  (3) For the fourth quarter of 1999, income before income taxes has been reduced by $1.0 million related to the start-up expenses for operations in the United Kingdom and Japan.
  (4) For the second quarter of 2000, income before taxes was reduced by $1.2 million for the start-up of Japan operations, $870,000 for the write-off of software related to Internet Health Group, Inc. and $1.0 million related to its ongoing operations.
  (5) For the third quarter of 2000, income before income taxes was reduced by $800,000 million related to operating Internet Health Group, Inc. and $1.3 million related to the opening of Japan.
  (6) For the fourth quarter of 2000, income before taxes was reduced by $1.0 million for severance expenses related to the former Chief Operating Officer of International Operations and former Chief Information Officer and $1.1 million related to the ceasing operations of Internet Health Group, Inc.
  (7) All of the 2000 quarters have been adjusted for the adoption of Staff Accounting Bulleting No. 101 "Revenue Recognition in Financial Statements," in the fourth quarter of 2000.
  (8) Computed on the basis described in Note 1 in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

   In February 1999, Mannatech received approximately $9.2 million in net proceeds from the sale of its common stock in its initial public offering. In the initial public offering, certain existing shareholders sold 1,556,016 shares and Mannatech sold 1,500,000 shares of its common stock, at $8.00 per share. Mannatech used approximately $6.3 million of the proceeds from the initial public offering for international expansion, including product registration, initial inventory requirements and similar items. The remaining $2.9 million was used to fund working capital and for general corporate purposes. During 1999, Mannatech also received $641,271 from the exercise of 475,015 outstanding warrants at $1.35 per share and received $785,600 from the exercise of 563,774 stock options at a prices per share ranging from $1.35 to $2.00. During 2000, Mannatech received $363,000 from the exercise of 260,700 stock options at prices per share ranging from $1.35 to $2.00.

   Mannatech's primary capital requirement is to fund working capital that historically been financed through operations. As a result of expenditures on its facilities, equipment and personnel to support its international expansion, Mannatech's working capital decreased from $11.7 million at December 31, 1999 to $7.3 million at December 31, 2000. In 1999, Mannatech invested approximately $600,000 in the expansion into the United Kingdom. Mannatech paid approximately $1.3 million in dividends to its shareholders in 1999. In 2000, Mannatech invested approximately $4.4 million in its expansion into Japan and $4.1 million to fund operations for Internet Health Group, Inc. Mannatech plans to fund its 2001 working capital through its operations.

   In March and August 1998, Mannatech entered into two capital leases with principal amounts of $631,000 and $841,000, respectively. These capital leases bear interest at 9.3%, are collateralized by leased assets, are payable in 36 monthly installments and contain various financial covenants. At December 31, 2000, Mannatech violated the annual cash flow coverage ratio covenant but obtained a waiver from the bank on March 14, 2001 that waived this violation at December 31, 2000. In July 1998, Mannatech entered into a 36-month, unsecured note payable with a finance company to finance a 3-year product liability insurance premium. The initial principal amount of this note was $435,670, with interest at 8.0% and due in monthly installments through December 2000.

   Net cash provided by (used in) operating activities was $18.1 million, $4.8 million and ($4.6) million in 1998, 1999 and 2000, respectively. In 1998, operating activities included net income and increases in accrued operating expenses and inventory. In 1999, operating activities consisted of net income, an increase in inventory, a decrease in accured operating expenses and recording the tax benefit related to the exercise of warrants and options. In 2000, operating activities included a net loss and increases in income tax receivable and accrued operating expenses. The increase in accrued operating expenses was the result of recording severance packages and closing operations of Internet Health Group, Inc.

   Net cash (used in) investing activities was ($4.4) million, ($4.6) million and ($1.7) million in 1998, 1999 and 2000, respectively. In 1998, these activities consisted of the relocation of the Texas distribution center, the build-out of the research and development facility and the development and implementation of its proprietary software. In 1999, these activities consisted primarily of purchases of computer hardware, continued internal development of Mannatech's propriety software, furnishings for the Australian and United Kingdom operations and interest from investments of the net proceeds from its initial public offering, which were partially offset by the repayment of notes receivable due from certain shareholders of approximately $944,000. In 2000, these activities consisted of approximately $4.1 million for purchases of fixed assets primarily for the Japan operations, offset by the maturities of investments of $2.3 million and the repayment of the notes receivable due from certain shareholders of approximately $124,000. Mannatech believes its facilities and software programs should be sufficient for its immediate needs.

   Net cash provided by (used in) financing activities totaled ($12.9) million, $10.6 million and $0.6 million in 1998, 1999 and 2000, respectively. In 1998, Mannatech paid dividends on a monthly basis to its shareholders in the amount of $0.02-$0.06 per share and paid dividends each month until the completion of the initial public offering on February 12, 1999. During 1999, gross initial public offering proceeds of approximately $12.0 million were received and proceeds of $786,000 were received from the exercise of certain stock options, which were partially offset by the repayment of capital leases and a note payable of approximately $900,000. During 2000, proceeds of approximately $363,000 were received from the exercise of stock options, which was partially offset by the repayment of capital leases and a note payable of $730,000, issuance of a $500,000 loan and lock-up agreement to Mr. Charles E. Fioretti and recording cash overdrafts of approximately $1.5 million. Under the terms of the lock-up and repurchase agreement, Mannatech will be required for the next 12 months, beginning March 3, 2001 to purchase $83,333.33 worth of common stock from Mr. Charles Fioretti valued at 90% of the fair market price, in exchange, Mr. Charles Fioretti will be prohibited from trading his shares of Mannatech common stock through March 2, 2002, unless approved by the Board of Directors.

   Mannatech believes that its existing capital resources, including gross cash provided by operating activities, bank borrowings and suspension of dividend payments to shareholders, should be adequate to fund its operations for at least the next 12 months. Mannatech has no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies. Future changes could occur that would consume available capital resources faster than anticipated. Mannatech's capital requirements depend on numerous factors, including:

  .  the introduction of new products;

  . changes in the number of associates and the retention rate of the associate base; and

  .  research and development efforts.

   If existing capital resources are insufficient to meet Mannatech's capital requirements for 2001, Mannatech would be required to raise additional funds, which it cannot assure will be available on favorable terms, if at all.

Impact of Inflation

   Mannatech believes that inflation historically has not had a material impact on its operations or profitability. Mannatech expanded into Australia in 1998, into the United Kingdom in 1999 and into Japan in 2000. Revenues and expenses in foreign markets are currently translated using historical and weighted-average currency exchange rates; therefore a weakening United States dollar would have a positive impact whereas a strengthening United States dollar would have a negative impact on translations of its foreign operations.

Recent Financial Accounting Standards Board Statements

   In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative, Instruments and Hedging Activities" ("FAS 133"). This statement establishes accounting and reporting standards for hedging activites and derivative financial instruments, including certain derivative financial instruments embedded in other contracts. In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standard No. 137, which defers the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addressed certain issues causing implementation difficulties. Mannatech has adopted FAS 133 and the corresponding amendments on January 1, 2001. The adoption of this statement is not expected to have a material impact on Mannatech's consolidated financial position, results of operation or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   Mannatech does not engage in trading market-risk-sensitive instruments and does not purchase as investments, as hedges, or for purposes "other than trading," instruments that are likely to expose it to certain types of market risk, including interest rate, commodity price or equity price risk. Mannatech does have investments but there has been no material change in its exposure to interest rate risk on its investments. Mannatech has not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps.

   Mannatech is exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect Mannatech's financial results. Changes in exchange rates may positively or negatively affect its financial results, as expressed in United States dollars. When the United States dollar increases against currencies in which products are sold or a weakening exchange rate against currencies in which Mannatech incurs costs, net sales or costs may be adversely affected. Mannatech has established policies, procedures and internal processes governing the management of its market risk and the use of any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rate is assessed by applying an appropriate range of potential rate fluctuations to Mannatech's assets, obligations and projected transactions denominated in foreign currency. Based upon its overall currency rate exposure at December 31, 2000, Mannatech does not believe that its exposure to exchange rate fluctuations will have a material impact on the consolidated financial position, results of operations or cash flows. The foreign currencies in which Mannatech has exposure to foreign currency exchange rate risk include Australia, the United Kingdom and Japan. The high and low exchange rates to the United States dollar, for each of these countries, for the year ended December 31, 2000 were as follows:

         Country/Currency                       High     Low
         ----------------                     -------- --------
         Australia/Dollar.................... $0.66850 $0.50730
         United Kingdom/British Pound........ $1.65690 $1.39450
         Japan/Yen........................... $0.00987 $0.00870

   Given the uncertainty of the exchange rate fluctuation against the United States dollar, Mannatech cannot determine the dollar effect, if any, of the fluctuation on future business, product pricing, results of operations or financial condition. All statements other than historical information incorporated in this Item 7A are forward-looking statements. The actual impact of future market changes may differ materially due to, among other things, factors discussed in this report.

Item 8. Financial Statements and Supplementary Data

   The Financial Statements and Supplementary Data of Mannatech required by this Item 8 are set forth on the pages indicated in Item 14, of this report, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

   The information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference to Mannatech's definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1.Financial Statements

   The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

   Index to Consolidated Financial Statements............................. F-1
   Report of Independent Accountants...................................... F-2
   Consolidated Balance Sheets as of December 31, 1999 and 2000........... F-3
   Consolidated Statements of Operations for the Years ended December 31,
    1998, 1999 and 2000................................................... F-4
   Consolidated Statements of Changes in Shareholders' Equity for the
    Years ended December 31, 1998, 1999 and 2000.......................... F-5
   Consolidated Statements of Cash Flows for the Years ended December 31,
    1998, 1999 and 2000................................................... F-6
   Notes to Consolidated Financial Statements............................. F-7

  (a) 2.Financial Statement Schedules

   Financial statement schedules have been omitted because they are either not applicable or the information required therein is included elsewhere in the Consolidated Financial Statements or Notes thereto.

  (a) 3.Exhibits required by Item 601 of Regulation S-K

  3.1 Amended and Restated Articles of Incorporation of Mannatech dated May 19,
      1998, incorporated herein by reference to Exhibit 3.1 to Mannatech's Form
      S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

  3.2 Amended and Restated Bylaws of Mannatech dated April 27, 1999, incorporated herein by reference to Exhibit 4.3 to Mannatech's Form S-1
      (File No. 333-77227) filed with the Commission on April 28, 1999.

  3.3 First Amendment to the Bylaws of Mannatech dated October 20,1999, incorporated herein by reference to Exhibit 3.4 to Mannatech's Form 10-Q
      (File No. 000-24657) filed with the Commission on August 14, 2000.

  3.4 Second Amendment to the Bylaws of Mannatech dated February 22, 2000.*

  3.5 Third Amendment to the Bylaws of Mannatech dated March 6, 2000.*

  3.6 Fourth Amendment to the Bylaws of Mannatech dated November 17, 2000.*

  4.1 Specimen Certificate representing Mannatech's common stock, par value
      $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

 10.1 1997 Stock Option Plan dated May 20, 1997, incorporated herein by reference to Exhibit 10.1 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.2 1998 Incentive Stock Option Plan dated April 8, 1998, incorporated herein by reference to Exhibit 10.2 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.3  2000 Option Plan dated June 19, 2000, incorporated by reference to
       Exhibit 10.26 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2000.

 10.4  Exchange Agreement by and among Mr. Gary Watson, Mr. Patrick D. Cobb,
       Mr. Samuel L. Caster, Mr. Charles E. Fioretti and Mr. William C.
       Fioretti and Mannatech dated August 31, 1997, incorporated herein by reference to Exhibit 10.6 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.5 Form of Indemnification Agreement with a schedule of director signatories, incorporated herein by reference to Exhibit 10.8 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on
       September 10, 1998.

 10.6 Schedule of additional directors signatories relating to the Form of Indemnification Agreements in Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.7 to Mannatech's Form 10-K (File No.000-24657) filed with the Commission on March 30, 2000.

 10.7 Letter of Understanding Regarding Development of Proprietary Information for Mannatech effective as of August 1, 1997, as amended, by and between Mr. Bill H. McAnalley, Ph.D. and Mannatech, incorporated herein by reference to Exhibit 10.12 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

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

 10.10 Assignment of Patent Rights dated October 30, 1997 by and among Mr. Bill
       H. McAnalley, Ph.D., Mr. H. Reginald McDaniel, Mr. D. Eric Moore, Ms.
       Eileen P. Vennum and Mr. William C. Fioretti and Mannatech, incorporated herein by reference to Exhibit 10.15 to Mannatech's Form S-1 (File No.
       333-63133) filed with the Commission on September 10, 1998.

 10.11 Trademark License Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to
       Exhibit 10.19 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.12 Supply Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit
       10.17 to Mannatech's Form S-1 (File No. 333-63133) filed with the
       Commission on September 10, 1998.

 10.13 Supply Agreement effective as of January 12, 2000 by and between Mannatech and Caraloe, Inc. incorporated herein by reference to Exhibit
       10.7 to Mannatech's Form 10-K (File No. 000-24657) filed with the
       Commission on March 30, 2000.

 10.14 Letter of Agreement from Mannatech to Mr. Michael L. Finney of LAREX,
       Incorporated dated December 23, 1997, incorporated herein by reference to Exhibit 10.20 to Mannatech's Form S-1 (File No. 333- 63133) filed with the Commission on September 10, 1998.

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

 10.17 Individual Guaranty of Mr. Samuel L. Caster dated January 5, 1998, incorporated herein by reference to Exhibit 10.27 to Mannatech's Form S-
       1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.18 Individual Guaranty of Mr. Charles E. Fioretti dated January 5, 1998, incorporated herein by reference to Exhibit 10.28 to Mannatech's Form S-
       1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.19 Form of Employment Agreement to be entered into between Mannatech and each of Mr. Patrick D. Cobb, Mr. Anthony E. Canale, Mr. Bill H.
       McAnalley and Ms. Deanne Varner, incorporated herein by reference to
       Exhibit 10.30 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-
       63133) filed with the Commission on October 28, 1998.

 10.20 Employment Agreement dated November 1, 1999, entered into between
       Mannatech and Mr. Terry L. Persinger, incorporated herein by reference to Exhibit 10.7 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

 10.21 Form of Employment Agreement entered into between Mannatech and Mr.
       Robert M. Henry, incorporated by reference to Exhibit 10.24 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on
       May 15, 2000.

 10.22 Employment Agreement dated September 21, 2000, entered into between
       Mannatech and Mr. Charles E. Fioretti.*

 10.23 Employment Agreement dated February 19, 2001, entered into between
       Mannatech and Mr. C. Armando Contreras.*

 10.24 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $33,316.02 made by Mr. Patrick D. Cobb, incorporated herein by reference to Exhibit 10.25 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

 10.25 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Mr. Samuel L. Caster incorporated herein by reference to Exhibit 10.26 to Mannatech's Form 10-K (File No. 000-
       24657) filed with the Commission on March 31, 1999.

 10.26 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.09 made by Mr. Charles E. Fioretti incorporated herein by reference to Exhibit 10.27 to Mannatech's Form 10-K (File No.
       000-24657) filed with the Commission on March 31, 1999.

 10.27 Consultancy Agreement dated June 1, 2000 by and between Mannatech,
       Incorporated and Mr. Samuel L. Caster incorporated by reference to
       Exhibit 10.25 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

 10.28 Lock-up Agreement and Promissory Note for $500,000 between Mannatech and
       Mr. Charles E. Fioretti, dated August 8, 2000, incorporated by reference to Exhibit 10.27 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

 10.29 Separation Agreement dated February 28, 2001 with Mr. Anthony E.
       Canale.*

 21    List of Subsidiaries*

 23    Consent of PricewaterhouseCoopers LLP*

- --------
*  Filed herewith.

  (b) Reports on Form 8-K.

   None.

  (c) Item 601 Exhibits

   The exhibits required by Item 601 of Regulation S-K are set forth in (a) 3 above.

  (d) Financial Statement Schedules

   The financial statement schedules required by Regulation S-K are set forth in (a) 2 above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on April 2, 2001.


                                          Mannatech, Incorporated

                                                  /s/ Robert M. Henry
                                          By: _________________________________
                                                      Robert M. Henry
                                                Chief Executive Officer and
                                                         Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 2, 2001, on behalf of the registrant and in the capacities indicated.

               Signature                                 Title
               ---------                                 -----

        /s/ Robert M. Henry             Chief Executive Officer and Director
 ______________________________________  (principal executive officer)
            Robert M. Henry

       /s/ Terry L. Persinger           President, Chief Operating Officer and
 ______________________________________  Director
           Terry L. Persinger

    /s/ Stephen D. Fenstermacher        Senior Vice President and Chief
 ______________________________________  Financial Officer (principal
        Stephen D. Fenstermacher         accounting officer)

      /s/ Charles E. Fioretti           Chairman of the Board
 ______________________________________
          Charles E. Fioretti

        /s/ Samuel L. Caster            Director
 ______________________________________
            Samuel L. Caster

       /s/ Anthony E. Canale            Director
 ______________________________________
           Anthony E. Canale

     /s/ Steven A. Barker Ph.D.         Director
 ______________________________________
         Steven A. Barker Ph.D.

      /s/ James M. Doyle, Jr.           Director
 ______________________________________
          James M. Doyle, Jr.

       /s/ Jules T. Zimmerman           Director
 ______________________________________
            Jules Zimmerman
         /s/ Roger Beutner              Director
 ______________________________________
             Roger Beutner


                            MANNATECH, INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Annual Financial Statements:
  Report of Independent Accountants....................................... F-2
  Consolidated Balance Sheets as of December 31, 1999 and 2000............ F-3
  Consolidated Statements of Operations for the Years ended December 31,
   1998, 1999 and 2000.................................................... F-4
  Consolidated Statements of Changes in Shareholders' Equity for the Years
   ended
   December 31, 1998, 1999 and 2000....................................... F-5
  Consolidated Statements of Cash Flows for the Years ended December 31,
   1998, 1999 and
   2000................................................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

   To the Board of Directors and Shareholders of Mannatech, Incorporated

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mannatech, Incorporated and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

PricewaterhouseCoopers LLP

Dallas, Texas
February 27, 2001, except as to Note 8,
 which is as of March 14, 2001

                            MANNATECH, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share information)

                                                               December 31,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
                           ASSETS
Cash and cash equivalents.................................... $11,576  $ 5,736
Short-term investments.......................................   1,388       --
Accounts receivable, less allowance for doubtful accounts of
 $58 in 1999 and 2000........................................     275      692
Income tax receivable........................................      --    2,300
Current portion of notes receivable-shareholders.............     158      187
Inventories..................................................  13,318   13,326
Prepaid expenses and other current assets....................     727      745
Deferred tax assets..........................................     564    1,201
                                                              -------  -------
  Total current assets.......................................  28,006   24,187
Property and equipment, net..................................  14,093   13,324
Notes receivable-shareholders, excluding current portion.....     543      390
Other assets.................................................   1,231    1,000
Long-term investments........................................     906        1
                                                              -------  -------
  Total assets............................................... $44,779  $38,902
                                                              =======  =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of capital leases and note payable........... $   732  $   301
Accounts payable.............................................   1,892    4,309
Accrued expenses.............................................  13,721   12,288
                                                              -------  -------
  Total current liabilities..................................  16,345   16,898
Capital leases and note payable, excluding current portion...     325       27
Accrued compensation.........................................      --      500
Deferred tax liabilities.....................................     817    1,752
                                                              -------  -------
  Total liabilities..........................................  17,487   19,177
                                                              -------  -------
Commitments and contingencies (Note 13)......................      --       --
Commitment to repurchase common stock........................      --    1,000
Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares                 --
 authorized, no shares issued and outstanding................               --
Common stock, $0.0001 par value, 99,000,000 shares
 authorized, 24,790,601 shares issued and 24,774,293
 outstanding in 1999; 25,051,301 issued and 24,929,173
 outstanding in 2000.........................................       2        3
Additional paid-in capital...................................  17,347   17,949
Note receivable from shareholder.............................      --     (167)
Retained earnings............................................  10,147    2,798
Accumulated other comprehensive loss--foreign currency
 translation adjustment......................................      --     (321)
                                                              -------  -------
                                                               27,496   20,262
Less treasury stock, at cost, 16,308 shares in 1999 and
 122,128 shares in 2000 and a commitment to purchase common
 stock of $1,000.............................................    (204)  (1,537)
                                                              -------  -------
  Total shareholders' equity.................................  27,292   18,725
                                                              -------  -------
  Total liabilities, commitment to repurchase common stock
   and shareholders' equity.................................. $44,779  $38,902
                                                              =======  =======

           See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except for per share information)

                                                      For the Year Ended
                                                         December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
Net sales.......................................  $164,933  $179,730  $150,006
Cost of sales...................................    27,140    29,117    27,088
Commissions.....................................    66,650    73,580    61,743
                                                  --------  --------  --------
                                                    93,790   102,697    88,831
                                                  --------  --------  --------
  Gross profit..................................    71,143    77,033    61,175
                                                  --------  --------  --------
Operating expenses:
  Selling and administrative expenses...........    31,880    34,861    37,038
  Other operating costs.........................    22,359    26,091    31,706
  Write-off of fixed asset......................        --        --       870
  Write-off of deferred offering costs..........       847        --        --
                                                  --------  --------  --------
    Total operating expenses....................    55,086    60,952    69,614
                                                  --------  --------  --------
Income (loss) from operations...................    16,057    16,081    (8,439)
Interest income.................................       (92)     (713)     (684)
Interest expense................................        53       150        69
Other expense, net..............................       299       114       558
                                                  --------  --------  --------
Income (loss) before income taxes and cumulative
 effect of accounting change....................    15,797    16,530    (8,382)
Income tax expense (benefit)....................     5,743     5,742    (1,243)
                                                  --------  --------  --------
Income (loss) before cumulative effect of
 accounting change..............................    10,054    10,788    (7,139)
Cumulative effect of accounting change, net of
 tax of $126....................................        --        --      (210)
                                                  --------  --------  --------
Net income (loss)...............................  $ 10,054  $ 10,788  $ (7,349)
                                                  ========  ========  ========
Earnings (loss) per common shares -- Basic:
  Before cumulative effect of accounting
   change.......................................  $   0.45  $   0.45  $  (0.29)
  Cumulative effect of accounting change........        --        --     (0.01)
                                                  --------  --------  --------
  Net...........................................  $   0.45  $   0.45  $  (0.30)
                                                  ========  ========  ========
Earnings (loss) per common share -- Diluted:
  Before cumulative effect of accounting
   change.......................................  $   0.42  $   0.43  $  (0.29)
  Cumulative effect of accounting change........        --        --  $  (0.01)
                                                  --------  --------  --------
  Net...........................................  $   0.42  $   0.43  $  (0.30)
                                                  ========  ========  ========
Weighted-average common shares outstanding:
  Basic.........................................    22,102    24,133    24,946
                                                  ========  ========  ========
  Diluted.......................................    23,659    25,224    24,946
                                                  ========  ========  ========
Dividends declared per common share.............  $   0.39  $   0.06  $     --
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                  (in thousands, except per share information)

                                                                                Accumulated
                          Common stock    Additional      Notes                    other     Treasury stock      Total
                        -----------------  paid-in   receivable from Retained  comprehensive --------------  shareholders'
                        Shares  Par value  capital    shareholders   earnings  income (loss) Shares Amounts     equity
                        ------  --------- ---------- --------------- --------  ------------- ------ -------  -------------
Balance at
 December 31, 1997....  22,102   $     2   $ 2,632       $  (636)    $  (754)     $   --        --  $   --     $  1,244
 Dividends declared
  ($0.39 per share)...     --        --        --            --       (8,615)         --        --      --       (8,615)
 Comprehensive income:
 Net income...........     --        --        --            --       10,054          --        --      --       10,054
                        ------   -------   -------       -------     -------      -------    ------ -------    --------
Balance at
 December 31, 1998....  22,102         2     2,632          (636)        685          --        --      --        2,683
 Dividends declared
  ($0.06 per share)...     --        --        --            --       (1,326)         --        --      --       (1,326)
 Repayment of notes
  receivable--
  shareholders........     --        --        --            636         --           --        --      --          636
 Net proceeds from
  offering............   1,500       --      9,241           --          --           --        --      --        9,241
 Exercise of
  warrants............     475       --        941           --          --           --        --      --          941
 Tax benefit from
  exercise of warrants
  and stock options...     --        --      3,543           --          --           --        --      --        3,543
 Tender of common
  stock for exercise
  of stock options....     133       --        204           --          --           --         16    (204)        --
 Proceeds from stock
  option exercises....     564       --        786           --          --           --        --      --          786
 Comprehensive income:
 Net income...........     --        --        --            --       10,788          --        --      --       10,788
                        ------   -------   -------       -------     -------      -------    ------ -------    --------
Balance at
 December 31, 1999....  24,774         2    17,347           --       10,147          --         16    (204)     27,292
 Proceeds from stock
  option exercises....     261         1       362           --          --           --        --      --          363
 Tax benefit from
  exercise of warrants
  and stock options...     --        --        240           --          --           --        --      --          240
 Issuance of note
  receivable--
  shareholders........     --        --        --           (500)        --           --        --      --         (500)
 Repayment of note
  receivable--
  shareholders........    (106)      --        --            333         --           --        106    (333)        --
 Commitment to
  repurchase common
  stock from
  shareholder.........     --        --        --            --          --           --        --   (1,000)     (1,000)
 Comprehensive loss:
 Foreign currency
  translation
  adjustment..........     --        --        --            --          --          (321)      --      --         (321)
 Net loss.............     --        --        --            --       (7,349)         --        --      --       (7,349)
                        ------   -------   -------       -------     -------      -------    ------ -------    --------
 Balance at December
  31, 2000............  24,929   $     3   $17,949       $  (167)    $ 2,798      $  (321)      122 $(1,537)   $ 18,725
                        ======   =======   =======       =======     =======      =======    ====== =======    ========

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                            For the Year Ended December 31,
                                           -----------------------------------
                                              1998         1999        2000
                                           -----------  ----------  ----------
Cash flows from operating activities:
Net income (loss)........................  $    10,054  $   10,788  $   (7,349)
Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
 Depreciation and amortization...........        2,227       2,969       3,738
 Write-off of fixed asset software.......          --          --          870
 Loss on disposal of assets..............          352         287         157
 Tax benefit from exercise of stock
  options exercised......................          --        3,543         240
 Write-off of deferred offering costs....          847         --          --
 Write-off of receivable from related
  party..................................          --          125         --
Cumulative effect of accounting change,
 net of tax..............................          --          --          210
 Deferred income tax expense (benefit)...          934        (790)        298
 Changes in operating assets and
  liabilities:
 Accounts receivable.....................          437        (212)       (428)
 Income tax receivable...................          --          --       (2,174)
 Inventories.............................       (1,552)     (6,443)         82
 Prepaid expenses and other current
  assets.................................           96        (281)        (23)
 Other assets............................          (41)       (283)        230
 Accounts payable........................        1,193      (3,589)        981
 Accrued expenses........................        3,523      (1,342)     (1,393)
                                           -----------  ----------  ----------
   Net cash provided by (used in)
    operating activities.................       18,070       4,772      (4,561)
                                           -----------  ----------  ----------
Cash flows from investing activities:
 Acquisition of property and equipment...       (4,626)     (3,243)     (4,109)
 Repayment by shareholders/related
  parties................................          --          944         124
 (Purchase) Maturities of investments and
  restricted cash........................          200      (2,294)      2,293
                                           -----------  ----------  ----------
   Net cash used in investing
    activities...........................       (4,426)     (4,593)     (1,692)
                                           -----------  ----------  ----------
Cash flows from financing activities:
 Cash overdrafts.........................          --          --        1,451
 Payment of dividends....................       (9,937)     (1,326)        --
 Proceeds from the initial public
  offering...............................          --       12,000         --
 Proceeds from stock options exercised...          --          786         363
 Repayment of capital lease obligations..         (301)       (663)       (541)
 Advances to shareholder.................          --          --         (500)
 Proceeds from warrants exercised........          --          641         --
 Payment of note payable.................          (56)       (190)       (189)
 Deferred offering costs.................       (2,647)       (615)        --
                                           -----------  ----------  ----------
   Net cash provided by (used in)
    financing activities.................      (12,941)     10,633         584
                                           -----------  ----------  ----------
Effect of exchange rate changes on cash
 and cash equivalents....................          --          --         (171)
                                           -----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents.............................          703      10,812      (5,840)
Cash and cash equivalents:
 Beginning of year.......................           61         764      11,576
                                           -----------  ----------  ----------
 End of year.............................  $       764  $   11,576  $    5,736
                                           ===========  ==========  ==========
Supplemental disclosure of cash flow
 information:
 Income taxes paid.......................  $     3,642  $    3,091  $      200
                                           ===========  ==========  ==========
 Interest paid...........................  $       109  $      150  $       69
                                           ===========  ==========  ==========
Summary of non-cash investing and
 financing activities follows:
 Assets acquired through capital lease
  obligations............................  $     1,472  $      --   $      --
                                           ===========  ==========  ==========
 Assets acquired through note payable....  $       436  $      --   $      --
                                           ===========  ==========  ==========
 Commitment to repurchase common stock
  from shareholder.......................  $       --   $      --   $    1,000
                                           ===========  ==========  ==========
 Treasury shares received for the payment
  of note receivable--shareholder........  $       --   $      --   $      333
                                           ===========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Mannatech, Incorporated (the "Company") was incorporated in the State of Texas on November 4, 1993 as Emprise International, Inc. Effective October 25, 1995, the Company changed its name to Mannatech, Incorporated. The Company, located in Coppell, Texas, develops and sells proprietary nutritional supplements and topical products through a network marketing system in the United States, Canada, Australia, the United Kingdom and Japan. Independent associates ("Associates") purchase products at wholesale prices for the primary purpose of selling to retail consumers or for personal consumption. In addition, Associates earn commissions on their downline growth and sales volume. The Company has eight wholly owned subsidiaries located throughout the world. The wholly owned subsidiaries are as follows:

Wholly-owned Subsidiary                                             Date Operations
Name                      Date Incorporated Location of Subsidiary  Began
- -----------------------   ----------------- ----------------------- -----------------
Mannatech Australia Pty   April 22, 1998    St. Leonards, Australia October 1, 1998
 Limited
Mannatech Limited         December 1, 1998  Republic of Ireland     No operations
Mannatech Ltd.            November 18, 1998 Basingstoke, Hampshire  November 15, 1999
                                             U.K.
Mannatech Payment         April 11, 2000    Coppell, Texas          June 26, 2000
 Services Incorporated
Mannatech Foreign Sales   May 1, 1999       Barbados                May 1, 1999
 Corporation
Internet Health Group,    May 7, 1999       Coppell, Texas          December 20, 1999
 Inc. (ceased operations
 as of December 31,
 2000)
Mannatech Japan, Inc.     January 21, 2000  Tokyo, Japan            June 26, 2000
Mannatech Limited         February 14, 2000 New Zealand             No operations

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

Accounts Receivable

   At December 31, 2000, accounts receivable consist of the overpayment of consumption tax paid in Japan, a refund of value added tax from the United Kingdom and payments due from vendors for the purchase of raw material inventories offset by an allowance account for amounts that are deemed uncollectible.

                            MANNATECH, INCORPORATED

   At December 31, 1999, accounts receivable consist of the overpayment of a 1998 sales tax assessment, a refund of value added tax from the United Kingdom and payments due from vendors for the purchase of raw material inventories offset by an allowance account for amounts that are deemed uncollectible.

Inventories

   Inventories consist of raw materials and finished goods and are stated at the lower of cost (using standard costs, which approximates average costs) or market.

Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation computed using the straight-line method over the estimated useful life of each asset. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the accompanying consolidated statements of operations.

   Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with its associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. During 2000, the Company recorded an impairment loss of $870,000 on fixed asset software.

Other Assets

   Other assets consist primarily of deposits for building leases and a restricted term deposit in an Australian bank, of approximately $99,000 at December 31, 1999 and $84,000 at December 31, 2000. This term deposit matures every six months and is automatically renewed by the Company as security for the Australian building lease.

Accounts Payable

   The Company records book overdrafts in its cash accounts as accounts payable. Accounts payable includes book overdrafts of $1,450,623 at December 31, 2000.

Income Taxes

   The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting. In the event that differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in net deferred tax assets, the Company evaluates the probability of realizing the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the net deferred tax assets when it is more likely than not that such portion, or all of such deferred tax assets, will not be realized.

                            MANNATECH, INCORPORATED

Revenue Recognition

   The Company's revenues consist of sales from products sold, starter and renewal packs sold and shipping fees charged. Substantially all product sales are made to Associates at a published wholesale price. Net sales also reflect product returns and any related refunds. The Company also records a reserve for product returns based on historical experience.

   The Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of 2000. Under SAB 101, the Company recognizes revenue for product sales upon the receipt of the products by the Associates. As a result of adopting SAB 101, the Company recorded a charge of $210,000, net of tax of $126,000 for the cumulative effect of this change at January 1, 2000. Beginning in 2000, the Company deferred all revenues until the Associate receives the shipment. The change in accounting method would not have a material effect on the Statements of Operations in 1999 and 1998 if adopted in those periods.

   The Company also defers revenue received from the sale of the starter and renewal packs, which is in excess of the average wholesale value of the individual items included in such packs. Such deferrals are amortized over a twelve-month period. Revenues from the packs are allocated between products and event admission, based on the proportionate average fair value of these items. Allocated event revenues contained in pack sales are amortized over a twelve-month period. As of January 1, 2001, the Company discontinued the inclusion of the event admission in the starter and renewal packs. Total net deferred revenue was $845,000 and $691,000 at December 31, 1999 and 2000, respectively.

Shipping and Handling Cost

   In accordance with the Emerging Issues Task Force No. 00-10 "Accounting for Shipping and Handling Fees and Costs", the Company records freight and shipping revenues, collected from the Associate, as revenue. The Company records in-bound freight and shipping costs as a part of cost of sales and the Company records shipping and handling costs associated with shipping products to its Associates as selling and administrative expenses in the accompanying consolidated financial statements. Total shipping and handling costs included in selling and administrative expense was approximately $8.2 million, $9.1 million and $6.6 million for 1998, 1999 and 2000, respectively.

Accounting for Stock-based Compensation

   The Company uses Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," for stock-based compensation issued to nonemployees. FAS 123 require that stock-based compensation be measured by the fair value at the date of grant. The Company measures the cost of stock-based compensation issued to employees and directors under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. The Company has provided pro forma disclosures, as required by FAS 123, in Note 12 for stock-based compensation accounted for under APB 25.

Advertising Costs

   Advertising and promotional expenses are included in selling and administrative expenses and are charged to operations when incurred. Advertising and promotional expenses were approximately $3.8 million, $3.6 million and $5.3 million for 1998, 1999 and 2000, respectively. Literature and promotional items, called sales aids, are sold to Associates to support their sales efforts and are primarily included in inventories and charged to cost of sales when sold.

                            MANNATECH, INCORPORATED

Research and Development Costs

   The Company expenses research and development costs when incurred. Research and development costs related to specific clinical studies, quality assurance programs and new product development were approximately $391,000, $439,000 and $392,000 in 1998, 1999 and 2000, respectively. Research and development costs related to conceptualizing new products, enhancing existing products, Food and Drug Administration compliance studies, general supplies, internal salaries and consulting fees were approximately $3.4 million, $3.6 million and $4.4 million in 1998, 1999 and 2000, respectively. Salaries are included in selling and administrative expenses and all other research and development costs are included in other operating expenses in the accompanying consolidated financial statements.

Software Development Costs

   The Company capitalizes qualifying costs related to the development of internal use software pursuant to Statement Of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires capitalization of qualifying costs after the conceptual formulation stage has been completed. Such costs are amortized over the estimated useful life of the software, which is five years. Capitalized costs were approximately $929,000, $1.7 million and $681,000 in 1998, 1999 and 2000, respectively. Amortization expense related to capitalized software was approximately $346,000, $528,000 and $712,000 in 1998, 1999 and 2000,
respectively.

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

Concentrations of Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and receivables from related parties. The Company utilizes financial institutions that the Company considers to be of high credit quality. The Company believes its notes receivables from shareholders are fully collectible.

Fair Value of Financial Instruments

   The fair value of the Company's financial instruments, including cash and cash equivalents, notes receivable, notes payable, capital leases and accrued expenses, approximate their recorded values due to their relatively short maturities.

Foreign Currency Translation

   The Australian and the United Kingdom subsidiaries' are limited service providers and their functional currency is the United States dollar. Nonmonetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at average exchange rates for the year. Translation (gains) and losses of Mannatech's foreign subsidiaries totaled approximately $17,000 ($176,000) and $345,000 in 1998, 1999 and 2000 respectively, and are included, in other expense, in the consolidated statements of operations.

                            MANNATECH, INCORPORATED

Accumulated Other Comprehensive Income (loss)

   The Japan subsidiary conducts substantially all of its business in Japanese Yen; therefore, the Company considers the Japanese Yen as it's functional currency. Its subsidiary's assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders' equity and intercompany accounts are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders' equity and is included as accumulated other comprehensive income (loss) as required under Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period.

Commissions

   Associates are paid commissions, which are based on direct and indirect commissionable sales, downline growth and training of Associates. Commissions are accrued when earned and generally paid at various times within the following month.

NOTE 2 INITIAL PUBLIC OFFERING

   On February 12, 1999, the Company completed an initial public offering, (the "Offering") on the Nasdaq National Market under the symbol "MTEX." In the Offering, the Company and certain selling shareholders sold an aggregate of 3,056,016 shares of common stock, par value $0.0001 per share, at a price of $8.00 per share. Of the total shares sold, 1,500,000 were sold by the Company, yielding gross proceeds to the Company of $12.0 million. The net proceeds to the Company were $9,240,958 after deducting deferred offering costs related to legal, accounting and printing fees of approximately $2.0 million, other costs of approximately $406,000 and the fee to the placement agent involved in the Offering of approximately $389,000, net of reimbursement of approximately $91,000 of expenses by the placement agent.

   The selling shareholders sold 1,556,016 shares of common stock, yielding gross proceeds of approximately $12.4 million. The net proceeds paid to the selling shareholders were approximately $12.0 million, after deducting the fee to the placement agent of approximately $498,000.

NOTE 3 INVESTMENTS

   The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Under FAS 115, debt securities that have readily determinable fair values are to be classified in three categories: held-to-maturity, trading securities and available for sale. Investments that the Company has the intent and the ability to hold to maturity are carried at amortized cost. The amortized cost of debt securities classified as held-to-maturity and are adjusted for amortization of premiums and accretion of discounts. Realized gains and losses on sales of securities are included in other expense, net in the accompanying statements of operations.

                            MANNATECH, INCORPORATED

   At December 31, 2000, investments consist of an obligation of a United States Government sponsored enterprise, of $1,130, which matures in 2003 and is classified as held-to-maturity. At December 31, 1999, investments consist of obligations of United States Government sponsored enterprises, which are classified as held-to-maturity and include the following (in thousands):

                                                                 Gross
                                                     Amortized Unrealized  Fair
     Matures                                           Cost       Loss    Value
     -------                                         --------- ---------- ------
     0--1 year......................................  $1,388      ($1)    $1,387
     1--5 years.....................................  $  756      ($2)    $  754
     5 + years......................................  $  150      ($-)    $  150
                                                      ------      ---     ------
                                                      $2,294      ($3)    $2,291
                                                      ======      ===     ======

NOTE 4 INVENTORIES

   Inventories at December 31, 1999 and 2000 consist of the following (in thousands):

                                                                 1999    2000
                                                                ------- -------
   Raw materials............................................... $ 5,788 $ 6,587
   Finished goods less inventory reserve of $166, in 2000......   7,530   6,739
                                                                ------- -------
                                                                $13,318 $13,326
                                                                ======= =======

NOTE 5 PROPERTY AND EQUIPMENT

   Property and equipment at December 31, 1999 and 2000 consist of the following (in thousands):

                                                 Estimated
                                               Useful Lives   1999     2000
                                               ------------- -------  -------
   Office furniture and equipment.............  5 to 7 years $ 5,043  $ 5,732
   Computer equipment.........................  3 to 5 years   9,926   11,247
   Automobiles................................       5 years      28       28
   Leasehold improvements..................... 2 to 10 years   4,911    5,636
                                                             -------  -------
                                                              19,908   22,643
   Less accumulated depreciation and
    amortization..............................                (6,162)  (9,319)
                                                             -------  -------
                                                              13,746   13,324
   Construction in progress...................                   347      --
                                                             -------  -------
                                                             $14,093  $13,324
                                                             =======  =======

   Gross capital leased assets of $1.7 million were included in both the December 31, 1999 and 2000 balances, respectively, and relate to warehouse and laboratory equipment. In 1999, construction in progress consists of internally developed software and warehouse equipment.

                            MANNATECH, INCORPORATED

NOTE 6 ACCRUED EXPENSES

   Accrued expenses at December 31, 1999 and 2000 consist of the following (in thousands):

                                                                 1999    2000
                                                               -------- -------
   Commissions payable........................................ $  4,018 $ 3,598
   Income taxes payable.......................................       35     --
   Accrued royalties and compensation.........................    2,062   1,874
   Accrued inventory purchases................................    3,121   1,024
   Accrued legal and accounting...............................      625   1,522
   Sales and other taxes payable..............................      875     776
   Deferred revenue...........................................      845     691
   Customer deposits..........................................      418   1,219
   Other accrued expenses.....................................    1,722   1,584
                                                               -------- -------
                                                               $ 13,721 $12,288
                                                               ======== =======

NOTE 7 NOTE PAYABLE

   In 1999, the Company entered into an unsecured note payable of approximately $436,000, with a finance company to finance its three-year product liability insurance premiums. The note bears interest at 8.0% and was payable in monthly installments of approximately $16,000 through December 2000.

NOTE 8 CAPITAL LEASE OBLIGATIONS

   In March and August 1998, the Company entered two new lease agreements totaling $631,000 and $841,000, respectively, with Banc One Leasing Corporation to fund the purchase of furniture and certain capital equipment for its laboratory facility and warehouse. The leases are collateralized by the leased assets, bear interest at 9.3%, are payable in thirty-six monthly installments and contain certain financial covenants which require the Company to maintain stated levels of debt to tangible net worth and an annual cash flow coverage ratio. At December 31, 2000, the Company was in violation of the annual cash flow ratio coverage covenant; however, a satisfactory waiver of this violation was received from the lender on March 14, 2001 that waived this violation at December 31, 2000.

   The Company leases certain equipment under various capital leases agreements of approximately $280,000. These agreements have terms that range from three to five years and contain either a bargain purchase option or a buyout provision that the Company intends to exercise. A summary of future minimum payments under capital lease agreements is as follows (in thousands):

                                                                    Year Ending
                                                                    December 31,
                                                                    ------------
   2001............................................................     $312
   2002............................................................       32
                                                                        ----
   Future minimum lease payments...................................      344
   Less imputed interest (approximately 9.3%)......................      (16)
                                                                        ----
                                                                         328
   Less current portion of capital lease obligations...............     (301)
                                                                        ----
   Capital lease obligations, excluding current portion............     $ 27
                                                                        ====

                            MANNATECH, INCORPORATED

NOTE 9 INCOME TAXES

   The components of the Company's income (loss) before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

                                                         1998    1999    2000
                                                        ------- ------- -------
United States.......................................... $15,733 $16,316 $(4,054)
Foreign................................................      64     214  (4,328)
                                                        ------- ------- -------
                                                        $15,797 $16,530 $(8,382)
                                                        ======= ======= =======

   The components of the Company's income tax provision for 1998, 1999 and 2000 were as follows:

                                                          1998   1999    2000
                                                         ------ ------  -------
Current provision:
  Federal............................................... $4,351 $6,284  $(1,827)
  State.................................................    430    276      213
  Foreign...............................................     28    (28)      73
                                                         ------ ------  -------
                                                          4,809  6,532   (1,541)
                                                         ------ ------  -------
Deferred provision:
  Federal...............................................    853   (674)     451
  State.................................................     81   (116)    (153)
                                                         ------ ------  -------
                                                            934   (790)     298
                                                         ------ ------  -------
                                                         $5,743 $5,742  $(1,243)
                                                         ====== ======  =======

   A reconciliation of income tax based on the U.S. federal statutory rate is summarized as follows for the years ended December 31:

                             1998  1999  2000
                             ----  ----  -----
   Federal statutory income
    taxes..................  35.0% 35.0%  35.0%
   State income taxes, net
    of federal benefit.....   2.1   1.0   (0.1)
   Difference between U.S.
    statutory rate and
    foreign rate...........  (1.4) (1.0)  (7.8)
   Effect of valuation
    allowance..............    --    --  (11.0)
   Nondeductible expenses..   0.7   0.7   (1.0)
   Other...................   --   (1.0)  (0.3)
                             ----  ----  -----
                             36.4% 34.7%  14.8%
                             ====  ====  =====

   At December 31, 2000, the Company had an income tax refund of $2.3 million, which primarily contained federal tax net operating loss that will be carried back. The Company also had state tax net operating losses that are eligible to be carried forward and will begin to expire in various tax years.

                            MANNATECH, INCORPORATED

   Deferred taxes consisted of the following at December 31 (in thousands):

                                                                   1999   2000
                                                                  ------ ------
Deferred tax assets:
  Current:
    Deferred revenue............................................. $  312 $  255
    Inventory capitalization.....................................    207    327
    Accrued expenses related to Internet Health Group Inc. ......    --     322
    Inventory reserve............................................    --      61
    State tax net operating loss carryforward....................    --     193
    Other........................................................     45     43
                                                                  ------ ------
      Total current deferred tax assets..........................    564  1,201
                                                                  ------ ------
Noncurrent:
  Net operating loss carryforward for the Japan subsidiary.......    --     924
  Compensation expense...........................................     82     58
  Start-up costs.................................................    272    --
  Capital loss carryforward......................................     19     18
                                                                  ------ ------
    Total noncurrent deferred tax assets.........................    373  1,000
                                                                  ------ ------
    Total gross deferred tax assets..............................    937  2,201
    Valuation allowance..........................................    --    (924)
                                                                  ------ ------
    Total net deferred tax assets................................ $  937 $1,277
                                                                  ====== ======
Deferred tax liabilities:
  Noncurrent:
    Depreciation and amortization................................ $1,190 $1,828
                                                                  ====== ======

   The valuation allowance represents a reserve against the deferred tax asset related to the Japan operating loss carryforward, which may not be fully realized.

   The net deferred tax assets (liabilities) are classified in the accompanying consolidated financial statements as follows (in thousands):

                                                                1999    2000
                                                                -----  -------
Current deferred tax assets.................................... $ 564  $ 1,201
Noncurrent deferred tax liabilities............................  (817)  (1,752)
                                                                -----  -------
Net deferred tax assets (liabilities).......................... $(253) $  (551)
                                                                =====  =======

                            MANNATECH, INCORPORATED

NOTE 10 TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

   On February 17, 1999, the Company signed notes receivable agreements with certain shareholders. The notes bear interest at 6.0%, with installments due annually through February 17, 2004. The total amount of such notes outstanding at December 31, 1999 and 2000 was approximately $701,000 and $577,000, respectively. The future maturities of notes receivables due from shareholders are as follows (in thousands):

                                                                   Year Ending
                                                                   December 31,
                                                                   ------------
   2001..........................................................      $187
   2002..........................................................       138
   2003..........................................................       141
   2004..........................................................       111
                                                                       ----
                                                                        577
   Less current portion..........................................      (187)
                                                                       ----
   Notes receivable due from shareholders, excluding current
    portion......................................................      $390
                                                                       ====

   On December 31, 1997, the Company advanced $284,000 to two officers and $353,000 to two directors of the Company to pay taxes due in connection with the cancellation of their incentive compensation agreements. These advances were paid in full in February 1999.

   In 1998, 1999 and 2000, the Company accrued commission expenses to a major shareholder and former executive officer, Mr. William C. Fioretti, of approximately $121,000, $453,000 and $181,000 of which $37,000 and $27,000 remained unpaid at December 31, 1999 and 2000, respectively. During 1998, the Company also paid Mr. William Fioretti $250,000 for various consulting activities related to new product development. During 1997, the Company advanced $125,000 to Mr. William Fioretti's brother-in-law, which remained unpaid at December 31, 1998. During 1999, Mr. William Fioretti guaranteed these funds to the Company; however, in December 1999, the $125,000 was written off by the Company as uncollectible.

   On May 5, 2000 Mr. Samuel L. Caster resigned as President. On June 1, 2000, the Company entered into a consulting agreement with Mr. Caster. Under the terms of the agreement, the Company agreed to pay Mr. Caster $50,000 each month plus automobile insurance and other expenses. During 2000, the Company paid
Mr. Caster approximately $312,000 of which $50,000 remained unpaid at December 31, 2000.

   On August 8, 2000, the Company loaned Mr. Charles E. Fioretti $500,000. The loan was collateralized by 174,570 shares of Mr. Charles Fioretti's stock and is being repaid in six successive monthly installments of 26,455 shares of his common stock beginning on September 3, 2000 and continuing through February 3, 2001. During 2000, Mr. Charles Fioretti exchanged 105,820 shares of his stock to reduce the loan to him by $333,000. As of December 31, 2000, the balance of the note receivable was $167,000.

   On August 8, 2000, the Company entered into a lockup and repurchase agreement with Mr. Charles Fioretti. Under the terms of the agreement, the Company agreed to buy $1.0 million worth of his stock. The commitment to repurchase common stock reduced shareholders' equity on the balance sheet. On a monthly basis, beginning on March 3, 2001 and continuing through February 3, 2002, the Company agreed to buy $83,333.33 worth of his stock, valued at 90% of the fair market value price on the close of that business day.

                            MANNATECH, INCORPORATED

Mr. Charles Fioretti is prohibited from selling any of his shares through March 2, 2002, unless approved by the Board of Directors. Beginning March 3, 2002, the Company will have the option, but not the obligation to repurchase on a monthly basis, at least $100,000 worth of his stock, valued at the greater of 90% of the fair market value or $2.00 per share. As long as the Company exercises this option, Mr. Charles Fioretti will be prohibited from selling any of his shares.

   On December 29, 2000, the Board of Directors entered into a Separation Agreement with Mr. Anthony Canale. Under the terms of the agreement, Mr. Canale will remain a Director of the Company but will resign as Chief Operating Officer of International Operations as of February 28, 2001. The Company will pay Mr. Canale $400,000 on March 1, 2001, $250,000 on February 28, 2002 and $250,000 on February 28, 2003. The Company will also continue to pay the lease payments for his car and are for any future consulting. On March 1, 2000, Mr. Canale will begin to receive $2,500 for each Board of Director's meeting he attends, which is an amount set by the Board of Directors for his service to the Board and reimbursement for any expenses. Finally, the Company agreed to grant Mr. Canale a total of 213,333 warrants on March 1, 2001 at an exercise price ranging from $1.75 to $4.00, which vest on March 1, 2001 and are exercisable for seven years. As of December 31, 2000, the Company accrued $950,000 relating to Mr. Canale and also accrued compensation of approximately $140,000 related to the termination of various other officers.

NOTE 11 CANCELLATION OF INCENTIVE COMPENSATION AGREEMENTS

   In April 1994, the Company entered into two incentive compensation agreements with Mr. Ray Robbins, an Associate, shareholder and advisory board member of the Company. The agreements and its subsequent amendments required the Company to pay compensation based on a specified monthly sales volume and increase in the admittance of new independent Associates. One of these agreements was subsequently canceled in 1997. In June 1999, the other incentive agreement was canceled by paying Mr. Robbins $750,000. Of this amount, $500,000 was paid at the time the agreement was canceled. The remaining $250,000 is payable in monthly installments of $10,000 over two years. These installments are non-interest bearing and are included in accrued expenses. The $750,000 charge is included in other operating expenses in the 1999 consolidated financial statements. In 2000, the Company agreed to pay Mr. Robbins an additional $200,000 related to the cancellation of his other incentive agreement, which was canceled in June 1999. During 1998, 1999 and 2000, the Company paid Mr. Robbins approximately $120,000, $618,000 and $320,000, respectively related to the incentive agreement. Mr. Robbins also receives commissions from the Company for his product sales and downline growth.

NOTE 12 EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

   Effective May 9, 1997, the Company adopted a defined contribution 401(k) and Profit sharing plan (the "Plan"). The Plan covers all full-time employees who have completed three months of service and attained the age of twenty-one. Employees can contribute up to 20% of their annual compensation, but are limited to the maximum percentage allowable under the Internal Revenue Code. The Company will match 25% of the first 6% contributed and may also make discretionary contributions to the Plan, which may not exceed 100% of the first 15% of the employees annual compensation. Company contributions to employees vest ratably over a five-year period. During 1998, 1999 and 2000, the Company contributed, approximately $93,000, $150,000 and $177,000, respectively, to the plan.

                            MANNATECH, INCORPORATED

Stock Option Plans

   In May 1997, the Board of Directors approved the 1997 Stock Option Plan (the "1997 Stock Option Plan"), which provides incentive and nonqualified stock options to employees and nonemployees, respectively. The Company reserved 2,000,000 shares of common stock for issuance pursuant to the 1997 Stock Option Plan. On October 19, 1999, 50,000 options were granted to a Director and vest over three years beginning October 19, 2000. No options granted under this plan will remain exercisable later than ten years after the date of grant.

   In May 1998, the Board of Directors approved the 1998 Stock Option Plan (the "1998 Stock Option Plan") that provides incentive and nonqualified stock options to employees and nonemployees, respectively. The Company reserved 1,000,000 shares of common stock for issuance pursuant to the stock options granted under the 1998 Stock Option Plan. No options granted under this plan will remain exercisable later than ten years after the date of the grant.

   In June 2000, the Board of Directors approved the 2000 Stock Option Plan (the "2000 Stock Option Plan") that provides incentive and nonqualified stock options to employees and nonemployees, respectively. The Company reserved 2,000,000 shares of common stock for issuance pursuant to the stock options granted under the 2000 Stock Option Plan. On August 23, 2000, 150,000 stock options were granted to three Directors and vest over three years beginning August 23, 2001. No options granted under this plan will remain exercisable later than ten years after the date of grant. At December 31, 2000, the 2000 Stock Option Plan had 290,000 shares available for grant by the Board of Directors.

   Stock options outstanding for the 1997, 1998 and 2000 Stock Options Plans, (collectively, "the Stock Option Plans") are as follows:

                                   1998            1999             2000
                              --------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                              Shares Exercise Shares  Exercise Shares  Exercise
                              (000s)  Price   (000s)   Price   (000s)   Price
                              ------ -------- ------  -------- ------  --------
Outstanding at beginning of
 year.......................  1,600   $ .45   2,343    $3.53   2,255    $5.39
  Granted...................    743    8.00     677     7.81   1,795     2.62
  Exercised.................    --      --     (715)    1.38    (261)    1.39
  Canceled..................    --      --      (50)    8.00    (247)    3.14
                              -----   -----   -----    -----   -----    -----
Outstanding at end of year..  2,343   $3.53   2,255    $5.39   3,542    $4.44
                              -----   -----   -----    -----   -----    -----
Options exercisable at year
 end........................    --    $ --    1,422    $4.33   1,833    $6.14
                              -----   -----   -----    -----   -----    -----
Weighted-average fair value
 of options granted during
 the year...................          $2.20            $3.03            $1.81
                                      =====            =====            =====

                            MANNATECH, INCORPORATED

   The following table summarizes information with respect to options outstanding and exercisable at December 31, 2000:

                                                                   Options
                                   Options Outstanding           Exercisable
                             -------------------------------- ------------------
                             Number Weighted Weighted Average           Weighted
                               of   Average     Remaining               Average
                             Shares Exercise   Contractual     Number   Exercise
   Exercise Price Range      (000s)  Price    Life (in years) of Shares  Price
   --------------------      ------ -------- ---------------- --------- --------
   $1.35 -- $2.00...........   528   $1.47           7            504    $1.45
   $2.01 -- $6.99........... 1,685   $2.63          10            --     $0.00
   $7.00 -- $8.00........... 1,329   $7.91           8          1,329    $7.91
                             -----                              -----
   $1.35 -- $8.00........... 3,542   $4.44           9          1,833    $6.14
                             =====                              =====

   During 1999, the Board of Directors of the Company's wholly-owned subsidiary, Internet Health Group, Inc.'s ("IHG"), approved its 1999 Incentive and Nonstatutory Stock Option Plan ("IHG Plan"). Under the IHG Plan, a total of 1,500,000 shares of IHG's common stock, par value $0.0001 per share was reserved for issuance. During 1999, IHG granted 1,258,750 incentive stock options to various employees and to the executive officers of the Company. The stock options were exercisable at $0.27 per share, which was the estimated fair value on the date of grant. As of December 31, 1999 none of these options were exercised or canceled. The weighted-average fair value of options granted during 1999 was $0.15 per share. As of December 31, 2000, none of the IHG options were exercised.

   Incentive stock options granted to employees are nontransferable and are granted for terms no longer than ten years at a price which may not be less than 100% of the fair value of the common stock on the date of grant. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the vesting period. The Company's pro forma information follows (in thousands, except for per share information):

                                                        1998    1999    2000
                                                       ------- ------- -------
   Consolidated net income (loss)
     As reported...................................... $10,054 $10,788 $(7,349)
     Pro forma........................................ $ 9,701 $10,042 $(8,184)
   Basic EPS
     As reported...................................... $  0.45 $  0.45 $ (0.29)
     Pro forma........................................ $  0.44 $  0.42 $ (0.33)
   Diluted EPS
     As reported...................................... $  0.42 $  0.43 $ (0.29)
     Pro forma........................................ $  0.41 $  0.42 $ (0.33)

   The fair value of each option granted was estimated on the date of grant using the Black-Shoales option-pricing model with the following weighted-average assumptions during 1998, 1999 and 2000:

                                                               1998  1999  2000
                                                               ----  ----  ----
   Dividend yield.............................................   4%     0%    0%
   Expected volatility........................................   0%  47.7% 68.0%
   Risk-free rate of return................................... 5.4%   6.3%  5.8%
   Expected life (in years)...................................   6      6     7

                            MANNATECH, INCORPORATED

   Under the Stock Option Plans, nonqualified stock options granted to nonemployees are valued using the fair value method, are nontransferable and are granted for terms no longer than six years and at a price which may not be less than 100% of the fair value of the common stock on the date of grant. During 1997, the Company issued 356,000 nonqualified stock options to nonemployees at an exercise price of $1.35 per share. Additionally, the Company issued 100,000 nonqualified stock options in July 1997. These options are priced at $2.00, vest immediately, are exercisable after one year and have a term of six years. During 1999 and 2000, 120,000 and 230,000 of these nonqualified options were exercised at an exercise price of $1.35.

   During 1997, the Company granted a consulting firm 475,015 warrants to purchase the same number of shares of the Company's common stock. These warrants were nontransferable and vested as follows: 178,125 shares at issuance and 26,990 each month through March 1, 1998. The warrants were exercisable at $1.35 per share and were to expire on the earlier of May 1, 2003 or thirty-six months after the underlying shares were registered for public resale under the Securities Act. In February 1999, all of these warrants were exercised.

NOTE 13 COMMITMENTS AND CONTINGENCIES

   The Company leases certain office space, automobiles and equipment under various noncancelable-operating leases, and has options to renew and renegotiate most of the leases. The leases expire at various times through January 2008. The Company also leases equipment under various month-to-month cancelable operating leases. Total rent expense was approximately $1.2 million, $1.6 million and $2.4 million in 1998, 1999 and 2000, respectively.

   Approximate future minimum rental commitments for the operating leases are as follows (in thousands):

                                                                Year Ending
                                                                December 31,
                                                                ------------
   2001........................................................  $    1,839
   2002........................................................       1,270
   2003........................................................         925
   2004........................................................         759
   2005........................................................         736
   Thereafter..................................................         876
                                                                 ----------
                                                                 $    6,405
                                                                 ==========  ===

   Effective September 1, 1998, the Company entered into various employment agreements with five of its executives. The employment agreements are for five years with a specified minimum salary and are extended automatically each year for one additional year unless both parties agree to termination prior to the end of any term. On November 1, 1999, the Company entered into an employment agreement with another one of its executives. This agreement expires in October 2002. Either party can cancel the agreements; however, if canceled by the Company, without cause, the Company is required to pay the minimum salary for the life of the agreement. In 2000, one of the five-year employment agreements, dated September 1, 1998, was canceled and replaced with a new three-year employment contract for his change in duties. In 2000, an employment agreement was entered into which expires on March 31, 2003. Either party can cancel this agreement; however, if canceled without cause, by the Company, the Company is required to pay the minimum salary for the life of the agreement.

   The Company had a commitment with a supplier to purchase raw materials through August 2000. On January 12, 2000, the Company extended this commitment for an additional two years. In February 2001, the

                            MANNATECH, INCORPORATED

Company modified the agreement to reduce the purchase commitment. The purchase commitment with this supplier is approximately $5.0 million, for both 2001 and 2002, respectively.

   The Company utilizes royalty agreements with individuals or entities to provide compensation for items such as reprints of articles or speeches relating to the Company, sales of promotional videos featuring sports personalities and promotional efforts in product sales or attracting new Associates. From 1997 until August 1998, the Company paid a monthly fee of $20,000 to a research foundation for promoting and conducting health studies of Associates. The total expenses for all of these agreements were approximately $933,000, $416,000 and $459,000 in 1998, 1999 and 2000,
respectively.

   In October 1999, the Company entered into an agreement with a high level Associate, shareholder and advisory board member whereby the Associate would promote the Company and develop downline growth in Japan. Under the terms of the agreement, the Company agreed to pay the Associate $50,000 a month plus all expenses for two years. The Associate can also earn additional commissions, up to $1.6 million, for the development and sale of training materials and sales aids. During 1999, the Company accrued $206,000 of which $106,000 remained unpaid at December 31, 1999. During 2000, the Company accrued $850,000 of which $50,000 remained unpaid at December 31, 2000.

NOTE 14 CAPITAL TRANSACTIONS

 Preferred Stock

   On April 8, 1998, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to
99.0 million. Additionally, the Company has authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have been issued or are outstanding.

 Treasury Stock

   During 1999, three of the Company's existing shareholders tendered 16,308 shares of their common stock, to the Company, at the current market price on the date of transfer.

   During 2000, the Company loaned Mr. Charles E. Fioretti $500,000 that was repaid, in part, by Mr. Fioretti tendering 105,820 shares of his common stock, to the Company, at the fixed price of $3.15 per share, which was the current market price on the date of the note receivable.

NOTE 15 LITIGATION

   On May 30, 2000, the Company filed suit for breach of contract in the United States District Court of the Northern District of Texas, Dallas Division, against Gryphon Advisors II, L.L.C., a Delaware limited liability company. The Company alleged amounts billed for out-of-pocket expenses and advisory service fees totaling $1.6 million were unreasonable and that Gryphon Advisors breached the advisory agreement. Under the advisory agreement, Gryphon was to provide advice on potential financing opportunities, acquisitions, the financial management of the Company, all aspects of its capital structure, capital-raising transactions and to assist the Company in evaluating potential acquisition targets. On June 26, 2000, Gryphon Advisors filed a cross-action suit for breach of contract and fraud seeking the payment of $1.6 million and exemplary damages. On March 1, 2001, the Company and Gryphon Advisors agreed to dismiss its respective claims with prejudice and the Company agreed to pay Gryphon Advisors $650,000 over a 12-month period.

                            MANNATECH, INCORPORATED

   The Company has several other pending claims incurred in the normal course of business which, in the opinion of management, can be resolved without material affect on the Company's consolidated results of operations or consolidated financial condition.

NOTE 16 EARNINGS PER SHARE

   The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive common share equivalents (in thousands, except for per share information).

                                   1998                             1999                             2000
                      -------------------------------- -------------------------------- --------------------------------
                                                 Per                              Per                              Per
                        Income       Shares     Share    Income       Shares     Share     Loss        Shares     Share
                      (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                      ----------- ------------  ------ ----------  ------------  ------ ----------  ------------  ------
Basic EPS
Net income (loss)
 available to Common
 Shareholders.......    $10,054      22,102     $ 0.45  $10,788       24,133     $ 0.45  ($7,349)      24,946     ($0.30)
Effect of dilutive
 Securities:
 Stock options......        --        1,293        --       --         1,091        --       --           --         --
 Stock warrants.....        --          264        --       --           --         --       --           --         --
                        -------      ------     ------  -------       ------     ------  -------       ------     ------
Diluted EPS
 Net income (loss)
  available
  to common
  shareholders plus
  assumed
  conversions.......    $10,054      23,659     $ 0.42  $10,788       25,224     $ 0.43  ($7,349)      24,946     ($0.30)
                        =======      ======     ======  =======       ======     ======  =======       ======     ======

   At December 31, 1999, 1.4 million common stock options were excluded from the dilutive EPS calculation and at December 31, 2000 all 3.5 million common stock options were excluded from the dilutive EPS calculation, as their effect was antidilutive.

NOTE 17 ASSET IMPAIRMENT LOSS

   In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss of $870,000 as it determined the Internet Health Group, Inc., fixed asset software provided no future benefit.

                            MANNATECH, INCORPORATED

NOTE 18 SEGMENT INFORMATION

   The Company conducts its business within one industry segment. No single Associate accounted for more than 10% of total sales for the years ended December 31, 1998, 1999 and 2000.

   Long-lived assets by country for the years ended December 31, 1998, 1999 and 2000 were as follows (in millions):

                                Country                              1999  2000
                                -------                              ----- -----
   Canada........................................................... $  -- $  --
   Australia........................................................ $ 0.9 $ 0.6
   United Kingdom................................................... $ 0.5 $ 0.4
   Japan............................................................ $  -- $ 1.2
   United States.................................................... $15.4 $12.5
                                                                     ----- -----
                                                                     $16.8 $14.7
                                                                     ===== =====

   Net sales (in millions and as a percentage of net sales) by country for the years ended December 31, 1998, 1999 and 2000 were as follows:

                     United
        Year         States      Canada    Australia  United Kingdom    Japan
        ----      ------------ ----------- ---------- --------------  ---------
   1998.......... $135.9 82.5% $26.8 16.1% $ 2.2 1.4% $    --     --% $ --  --%
   1999.......... $137.9 76.7% $25.7 14.3% $15.8 8.8% $   0.3    0.2% $ --  --%
   2000.......... $115.7 77.0% $20.2 13.5% $ 8.5 5.7% $   1.9    1.3% $3.7 2.5%

                               INDEX TO EXHIBITS

  3.1 Amended and Restated Articles of Incorporation of Mannatech dated May 19,
      1998, incorporated herein by reference to Exhibit 3.1 to Mannatech's Form
      S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

  3.2 Amended and Restated Bylaws of Mannatech dated April 27, 1999, incorporated herein by reference to Exhibit 4.3 to Mannatech's Form S-1
      (File No. 333-77227) filed with the Commission on April 28, 1999.

  3.3 First Amendment to the Bylaws of Mannatech dated October 20,1999, incorporated herein by reference to Exhibit 3.4 to Mannatech's Form 10-Q
      (File No. 000-24657) filed with the Commission on August 14, 2000.

  3.4 Second Amendment to the Bylaws of Mannatech dated February 22, 2000.*

  3.5 Third Amendment to the Bylaws of Mannatech dated March 6, 2000.*

  3.6 Fourth Amendment to the Bylaws of Mannatech dated November 17, 2000.*

  4.1 Specimen Certificate representing Mannatech's common stock, par value
      $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

 10.1 1997 Stock Option Plan dated May 20, 1997, incorporated herein by reference to Exhibit 10.1 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.2 1998 Incentive Stock Option Plan dated April 8, 1998, incorporated herein by reference to Exhibit 10.2 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.3 2000 Option Plan dated June 19, 2000, incorporated by reference to
      Exhibit 10.26 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2000.

 10.4 Exchange Agreement by and among Mr. Gary Watson, Mr. Patrick D. Cobb, Mr.
      Samuel L. Caster, Mr. Charles E. Fioretti and Mr. William C. Fioretti and
      Mannatech dated August 31, 1997, incorporated herein by reference to
      Exhibit 10.6 to Mannatech's Form S-1 (File No. 333-63133) filed with the
      Commission on September 10, 1998.

 10.5 Form of Indemnification Agreement with a schedule of director signatories, incorporated herein by reference to Exhibit 10.8 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on
      September 10, 1998.

 10.6 Schedule of additional directors signatories relating to the Form of Indemnification Agreements in Exhibit 10.9 above, incorporated herein by reference to Exhibit 10.7 to Mannatech's Form 10-K (File No.000-24657) filed with the Commission on March 30, 2000.

 10.7 Letter of Understanding Regarding Development of Proprietary Information for Mannatech effective as of August 1, 1997, as amended, by and between Mr. Bill H. McAnalley, Ph.D. and Mannatech, incorporated herein by reference to Exhibit 10.12 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

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


 10.10 Assignment of Patent Rights dated October 30, 1997 by and among Mr. Bill
       H. McAnalley, Ph.D., Mr. H. Reginald McDaniel, Mr. D. Eric Moore, Ms.
       Eileen P. Vennum and Mr. William C. Fioretti and Mannatech, incorporated herein by reference to Exhibit 10.15 to Mannatech's Form S-1 (File
       No. 333-63133) filed with the Commission on September 10, 1998.

 10.11 Trademark License Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to
       Exhibit 10.19 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.12 Supply Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit
       10.17 to Mannatech's Form S-1 (File No. 333-63133) filed with the
       Commission on September 10, 1998.

 10.13 Supply Agreement effective as of January 12, 2000 by and between Mannatech and Caraloe, Inc. incorporated herein by reference to Exhibit
       10.7 to Mannatech's Form 10-K (File No. 000-24657) filed with the
       Commission on March 30, 2000.

 10.14 Letter of Agreement from Mannatech to Mr. Michael L. Finney of LAREX,
       Incorporated dated December 23, 1997, incorporated herein by reference to Exhibit 10.20 to Mannatech's Form S-1 (File No. 333- 63133) filed with the Commission on September 10, 1998.

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

 10.17 Individual Guaranty of Mr. Samuel L. Caster dated January 5, 1998, incorporated herein by reference to Exhibit 10.27 to Mannatech's Form S-
       1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.18 Individual Guaranty of Mr. Charles E. Fioretti dated January 5, 1998, incorporated herein by reference to Exhibit 10.28 to Mannatech's Form S-
       1 (File No. 333-63133) filed with the Commission on September 10, 1998.

 10.19 Form of Employment Agreement to be entered into between Mannatech and each of Mr. Patrick D. Cobb, Mr. Anthony E. Canale, Mr. Bill H.
       McAnalley and Ms. Deanne Varner, incorporated herein by reference to
       Exhibit 10.30 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-
       63133) filed with the Commission on October 28, 1998.

 10.20 Employment Agreement dated November 1, 1999, entered into between
       Mannatech and Mr. Terry L. Persinger, incorporated herein by reference to Exhibit 10.7 to Mannatech's Form 10-K (File
       No. 000-24657) filed with the Commission on March 30, 2000.

 10.21 Form of Employment Agreement entered into between Mannatech and Mr.
       Robert M. Henry, incorporated by reference to Exhibit 10.24 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on
       May 15, 2000.

 10.22 Employment Agreement dated September 21, 2000, entered into between
       Mannatech and Mr. Charles E. Fioretti.*

 10.23 Employment Agreement dated February 19, 2001, entered into between
       Mannatech and Mr. C. Armando Contreras.*

 10.24 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $33,316.02 made by Mr. Patrick D. Cobb, incorporated herein by reference to Exhibit 10.25 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

 10.25 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Mr. Samuel L. Caster incorporated herein by reference to Exhibit 10.26 to Mannatech's Form 10-K (File No. 000-
       24657) filed with the Commission on March 31, 1999.

 10.26 Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.09 made by Mr. Charles E. Fioretti incorporated herein by reference to Exhibit 10.27 to Mannatech's Form 10-K (File No.
       000-24657) filed with the Commission on March 31, 1999.

 10.27 Consultancy Agreement dated June 1, 2000 by and between Mannatech,
       Incorporated and Mr. Samuel L. Caster incorporated by reference to
       Exhibit 10.25 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

 10.28 Lock-up Agreement and Promissory Note for $500,000 between Mannatech and
       Mr. Charles E. Fioretti, dated August 8, 2000, incorporated by reference to Exhibit 10.27 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

 10.29 Separation Agreement dated February 28, 2001 with Mr. Anthony E.
       Canale.*

 21    List of Subsidiaries*

 23    Consent of PricewaterhouseCoopers LLP*

- --------
*  Filed herewith.