Form 10-K/A
period 2000-12-31
MANNATECH INC
filed 2001-04-25
CIK 1056358

                                      2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               Title of each class                     Name of each exchange on which registered
------------------------------------------------------------------------------------------------
    Common Stock, par value $0.0001 per share                    Nasdaq National Market

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Item 2. Properties

   Mannatech leases property at several locations for its headquarters and distribution facilities, including:

                                     Square
Location                              Feet     Term        Expiration Date
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

   Mannatech also has several contract distribution center operations and believes all of its leased facilities are adequate for its operations in the immediate future. Mannatech's contract distribution center operations are as follows:

                                                               Orders   Current
                                                       Square per Day  Operating
Location                                                Feet  Capacity Capacity
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

  3.4 Second Amendment to the Bylaws of Mannatech dated February 22, 2000, incorporated herein by reference to Exhibit 3.4 to Mannatech's Form 10-K
      (File No. 000-24657) filed with the Commission on April 2, 2001.

  3.5 Third Amendment to the Bylaws of Mannatech dated March 6, 2000, incorporated herein by reference to Exhibit 3.5 to Mannatech's Form 10-K
      (File No. 000-24657) filed with the Commission on April 2, 2001.

  3.6 Fourth Amendment to the Bylaws of Mannatech dated November 17, 2000, incorporated herein by reference to Exhibit 3.6 to Mannatech's Form 10-K
      (File No. 000-24657) filed with the Commission on April 2, 2001.

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

 10.21 Form of Employment Agreement entered into between Mannatech and Mr.
       Robert M. Henry, incorporated herein by reference to Exhibit 10.24 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on
       May 15, 2000.

 10.22 Employment Agreement dated September 21, 2000, entered into between
       Mannatech and Mr. Charles E. Fioretti, incorporated herein by reference to Exhibit 10.22 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on April 2, 2001.

 10.23 Employment Agreement dated February 19, 2001, entered into between
       Mannatech and Mr. C. Armando Contreras, incorporated herein by reference to Exhibit 10.23 to Mannatech's Form
       10-K (File No. 000-24657) filed with the Commission on April 2, 2001.

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

 10.27 Consultancy Agreement dated June 1, 2000 by and between Mannatech,
       Incorporated and Mr. Samuel L. Caster incorporated herein by reference to Exhibit 10.25 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

 10.28 Lock-up Agreement and Promissory Note for $500,000 between Mannatech and
       Mr. Charles E. Fioretti, dated August 8, 2000, incorporated herein by reference to Exhibit 10.27 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

 10.29 Separation Agreement dated February 28, 2001 with Mr. Anthony E. Canale, incorporated herein by reference to Exhibit 10.29 to Mannatech's Form
       10-K (File No. 000-24657) filed with the Commission on April 2, 2001.

 10.30 Cancellation Agreement dated June 24, 1999, by and between Mannatech,
       Incorporated and Mr. Ray Robbins.*

 21 List of Subsidiaries, incorporated herein by reference to Exhibit 21 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on
     April 2, 2001.

 23  Consent of PricewaterhouseCoopers LLP, incorporated herein by reference to
     Exhibit 23 to Mannatech's Form 10-K (File No. 000-24657) filed with the
     Commission on April 2, 2001.

--------
*  Filed herewith.

  (b) Reports on Form 8-K.

   None.

  (c) Item 601 Exhibits

   The exhibits required by Item 601 of Regulation S-K are set forth in (a) 3 above.

  (d) Financial Statement Schedules

   The financial statement schedules required by Regulation S-K are set forth in (a) 2 above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on April 24, 2001.


                                          Mannatech, Incorporated

                                                  /s/ Robert M. Henry
                                          By: _________________________________
                                                      Robert M. Henry
                                                Chief Executive Officer and
                                                         Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 24, 2001, on behalf of the registrant and in the capacities indicated.

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

        /s/ Samuel L. Caster            Director
 ______________________________________
            Samuel L. Caster

       /s/ Anthony E. Canale            Director
 ______________________________________
           Anthony E. Canale

     /s/ Steven A. Barker Ph.D.         Director
 ______________________________________
         Steven A. Barker Ph.D.

      /s/ James M. Doyle, Jr.           Director
 ______________________________________
          James M. Doyle, Jr.

        /s/ Jules Zimmerman             Director
 ______________________________________
            Jules Zimmerman
        /s/ Roger E. Beutner            Director
 ______________________________________
            Roger E. Beutner


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

Wholly-owned Subsidiary                                             Date Operations
Name                      Date Incorporated Location of Subsidiary  Began
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

   Approximate future minimum rental commitments for the operating leases are as follows (in thousands):

                                                                    Year Ending
                                                                    December 31,
                                                                    ------------
   2001............................................................  $    1,839
   2002............................................................       1,270
   2003............................................................         925
   2004............................................................         759
   2005............................................................         736
   Thereafter......................................................         876
                                                                     ----------
                                                                     $    6,405
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

  3.4 Second Amendment to the Bylaws of Mannatech dated February 22, 2000, incorporated herein by reference to Exhibit 3.4 to Mannatech's Form 10-K
      (File No. 000-24657) filed with the Commission on April 2, 2001.

  3.5 Third Amendment to the Bylaws of Mannatech dated March 6, 2000, incorporated herein by reference to Exhibit 3.5 to Mannatech's Form 10-K
      (File No. 000-24657) filed with the Commission on April 2, 2001.

  3.6 Fourth Amendment to the Bylaws of Mannatech dated November 17, 2000, incorporated herein by reference to Exhibit 3.6 to Mannatech's Form 10-K
      (File No. 000-24657) filed with the Commission on April 2, 2001.

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

 10.3 2000 Option Plan dated June 19, 2000, incorporated herein by reference to
      Exhibit 10.26 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2000.

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

 10.21 Form of Employment Agreement entered into between Mannatech and Mr.
       Robert M. Henry, incorporated herein by reference to Exhibit 10.24 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on
       May 15, 2000.

 10.22 Employment Agreement dated September 21, 2000, entered into between
       Mannatech and Mr. Charles E. Fioretti, incorporated herein by reference to Exhibit 10.22 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on April 2, 2001.

 10.23 Employment Agreement dated February 19, 2001, entered into between
       Mannatech and Mr. C. Armando Contreras, incorporated herein by reference to Exhibit 10.23 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on April 2, 2001.

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

 10.27 Consultancy Agreement dated June 1, 2000 by and between Mannatech,
       Incorporated and Mr. Samuel L. Caster incorporated herein by reference to Exhibit 10.25 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

 10.28 Lock-up Agreement and Promissory Note for $500,000 between Mannatech and
       Mr. Charles E. Fioretti, dated August 8, 2000, incorporated herein by reference to Exhibit 10.27 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

 10.29 Separation Agreement dated February 28, 2001 with Mr. Anthony E. Canale, incorporated herein by reference to Exhibit 10.29 to Mannatech's Form
       10-K (File No. 000-24657) filed with the Commission on April 2, 2001.

 10.30 Cancellation Agreement dated June 24, 1999, by and between Mannatech,
       Incorporated and Mr. Ray Robbins.*

 21 List of Subsidiaries, incorporated herein by reference to Exhibit 21 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on
       April 2, 2001.

 23 Consent of PricewaterhouseCoopers LLP, incorporated herein by reference to Exhibit 23 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on April 2, 2001.

--------
*  Filed herewith.