Form 10-Q
period 2001-03-31
MANNATECH INC
filed 2001-05-15
CIK 1056358

                                     2001
================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q



     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

     As of May 4, 2001, the number of shares outstanding of the registrant's sole class of common stock, par value $0.0001 per share was 24,620,270.

                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----
Part I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.....................................   1
     Consolidated Balance Sheets....................................   1
     Consolidated Statements of Operations..........................   2
     Consolidated Statements of Cash Flows..........................   3
     Notes to Consolidated Financial Statements.....................   4

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations............................   6
     Overview.......................................................   6
     Results of Operations..........................................   9
     Three months ended March 31, 2001 compared with the three
      months ended March 31, 2000...................................   9
     Liquidity and Capital Resources................................  11
     Recent Financial Accounting Standards Board Statements.........  12
     Forward-looking Statements.....................................  13

  Item 3.  Quantitative and Qualitative Disclosures About Market
     Risk...........................................................  14

Part II  - OTHER INFORMATION

  Item 1.  Legal Proceedings........................................  14
  Item 2.  Changes in Securities....................................  14
  Item 3.  Defaults Upon Senior Securities..........................  14
  Item 4.  Submission of Matters to a Vote by Security Holders......  15
  Item 5.  Other Information........................................  15
  Item 6.  Exhibits and Reports on Form 8-K.........................  15
  Signatures........................................................  16

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            MANNATECH, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)


                                                                                          December 31,   March 31,
                                                                                               2000        2001
                                                                                          ------------  -----------
                                                                                                        (Unaudited)
                        ASSETS
Cash and cash equivalents.  ...............................................................   $ 5,736      $ 3,806
Accounts receivable, less allowance for doubtful accounts of $58 in 2000 and 2001..........       692          573
Income tax receivable  ....................................................................     2,300        2,300
Current portion of notes receivable-shareholders  .........................................       187          166
Inventories  ..............................................................................    13,326       13,301
Prepaid expenses and other current assets.  ...............................................       745          891
Deferred tax assets.  .....................................................................     1,201        1,198
                                                                                              -------      -------
       Total current assets  ..............................................................    24,187       22,235
Property and equipment, net  ..............................................................    13,324       12,308
Notes receivable-shareholders, excluding current portion  .................................       390          268
Other assets  .............................................................................     1,000          932
Long-term investments  ....................................................................         1           --
                                                                                              -------      -------
       Total assets  ......................................................................   $38,902      $35,743
                                                                                              =======      =======
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of capital leases and notes payable  ......................................   $   301      $   331
Accounts payable  .........................................................................     4,309        1,729
Accrued expenses  .........................................................................    12,288       12,565
                                                                                              -------      -------
       Total current liabilities  .........................................................    16,898       14,625
Capital leases and notes payable, excluding current portion  ..............................        27           21
Accrued compensation  .....................................................................       500          250
Deferred tax liabilities  .................................................................     1,752        1,749
                                                                                              -------      -------
       Total liabilities  .................................................................    19,177       16,645
                                                                                              -------      -------
Commitments and contingencies (Note 4)  ...................................................        --           --
Commitment to repurchase common stock  ....................................................     1,000          917

Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued
 and outstanding...........................................................................        --           --
Common stock, $0.0001 par value, 99,000,000 shares authorized, 25,051,301 shares issued
 and 24,929,173 outstanding in 2000, 25,051,301 issued and 24,799,301 outstanding in 2001 ..        3            3
Additional paid-in capital  ...............................................................    17,949       17,949
Note receivable due from a shareholder  ...................................................      (167)          --
Retained earnings  ........................................................................     2,798        2,488
Accumulated other comprehensive loss--foreign currency translation adjustment  ............      (321)        (555)
                                                                                              -------      -------
                                                                                               20,262       19,885
Less treasury stock, at cost, 122,128 shares in 2000 and 252,000 shares in 2001 and a
 commitment to repurchase common stock of $1,000 in 2000 and $917 in 2001  ................    (1,537)      (1,704)
                                                                                              -------      -------
       Total shareholders' equity  ........................................................    18,725       18,181
                                                                                              -------      -------
       Total liabilities, commitment to repurchase common stock and shareholders' equity...   $38,902      $35,743
                                                                                              =======      =======

         See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                   (in thousands, except per share amounts)

                                                                                    2000              2001
                                                                                   -------           -------
Net sales....................................................................      $39,695           $34,195
                                                                                   -------           -------
Cost of sales  ..............................................................        6,920             5,726
Commissions  ................................................................       16,499            13,805
                                                                                   -------           -------
                                                                                    23,419            19,531
                                                                                   -------           -------
     Gross profit  ..........................................................       16,276            14,664
                                                                                   -------           -------
Operating expenses:
     Selling and administrative expenses  ...................................        9,947             9,034
     Other operating costs  .................................................        7,433             6,124
                                                                                   -------           -------
             Total operating expenses  ......................................       17,380            15,158
                                                                                   -------           -------
Loss from operations  .......................................................       (1,104)             (494)
Interest income  ............................................................          243               (97)
Interest expense  ...........................................................          (24)               (9)
Other expense, net  .........................................................         (112)             (115)
                                                                                   -------           -------
Loss before income taxes and cumulative effect of accounting change  ........         (997)             (521)
Income tax benefit  .........................................................          357               212
                                                                                   -------           -------
Loss before cumulative effect of accounting change  .........................         (640)             (309)
Cumulative effect of accounting change, net of tax of $126 in 2000  .........         (210)               --
                                                                                   -------           -------
Net loss.....................................................................      $  (850)          $  (309)
                                                                                   =======           =======
Earnings (loss) per common shares -- Basic:
     Before cumulative effect of accounting change  .........................      $ (0.02)          $ (0.01)
     Cumulative effect of accounting change  ................................        (0.01)               --
                                                                                   -------           -------
     Net.....................................................................      $ (0.03)          $ (0.01)
                                                                                   =======           =======
Earnings (loss) per common share -- Diluted:
Before cumulative effect of accounting change  ..............................      $ (0.02)          $ (0.01)
Cumulative effect of accounting change  .....................................        (0.01)               --
                                                                                   -------           -------
Net..........................................................................      $ (0.03)          $ (0.01)
                                                                                   =======           =======
Weighted-average common shares outstanding:
     Basic  .................................................................       24,781            24,799
                                                                                   =======           =======
     Diluted  ...............................................................       24,781            24,799
                                                                                   =======           =======
Dividends declared per common share.  .......................................      $    --           $    --
                                                                                   =======           =======

         See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                (in thousands)

                                                                                                      2000       2001
                                                                                                     -------    -------
Cash flows from operating activities:
Net loss..........................................................................................   $  (850)   $  (309)
Adjustments to reconcile the net loss to net cash used in operating activities:
   Depreciation and amortization  ................................................................       834        991
   Gain on disposal of assets  ...................................................................        --        (12)
   Tax benefit from exercise of stock options  ...................................................       195         --
   Cumulative effect of accounting change, net of tax  ...........................................       210         --
   Deferred income tax expense  ..................................................................        18         --
   Changes in operating assets and liabilities:
      Accounts receivable  .......................................................................        38         72
      Income tax receivable  .....................................................................       (86)        --
      Inventories  ...............................................................................    (1,075)      (118)
      Prepaid expenses and other current assets  .................................................      (375)        21
      Other assets  ..............................................................................        62         69
      Accounts payable  ..........................................................................       (77)    (1,169)
      Accrued expenses  ..........................................................................      (815)        55
                                                                                                     -------    -------
         Net cash used in operating activities  ..................................................    (1,921)      (400)
                                                                                                     -------    -------
Cash flows from investing activities:
   Acquisition of property and equipment  ........................................................    (1,504)       (73)
   Cash proceeds from sale of property and equipment  ............................................        --          2
   Repayment by shareholders/related parties  ....................................................       101        143
   Maturities of investments   ...................................................................       636          1
                                                                                                     -------    -------
         Net cash provided by (used in) investing activities  ....................................      (767)        73
                                                                                                     -------    -------
Cash flows from financing activities:
   Payment of cash overdrafts  ...................................................................        --     (1,352)
   Proceeds from stock options exercised  ........................................................       243         --
   Repayment of capital lease obligations  .......................................................      (133)      (146)
   Purchase of common stock from shareholder  ....................................................        --        (83)
   Payment of notes payable  .....................................................................       (46)       (16)
                                                                                                     -------    -------
        Net cash provided by (used in) financing activities  .....................................        64     (1,597)
                                                                                                     -------    -------

Effect of exchange rate changes on cash and cash equivalents  ....................................        --         (6)
                                                                                                     -------    -------

Net decrease in cash and cash equivalents  .......................................................    (2,624)    (1,930)
Cash and cash equivalents:
   Beginning of the period  ......................................................................    11,576      5,736
                                                                                                     -------    -------
   End of the period  ............................................................................   $ 8,952    $ 3,806
                                                                                                     =======    =======

Supplemental disclosure of cash flow information:
   Interest paid..................................................................................   $    24    $     9
                                                                                                     =======    =======

Summary of non-cash investing and financing activities follows:
    Assets acquired through a note payable........................................................   $    --    $   187
                                                                                                     =======    =======
   Treasury shares received for the payment of a note receivable due from a shareholder...........   $    --    $   167
                                                                                                     =======    =======

         See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Mannatech, Incorporated (the "Company") was incorporated in the State of Texas on November 4, 1993, as Emprise International, Inc. Effective October 25, 1995, the Company changed its name to Mannatech, Incorporated. The Company, located in Coppell, Texas, develops and sells proprietary nutritional supplements and topical products through a network marketing system operating in the United States, Canada, Australia, the United Kingdom and Japan. Independent associates ("Associates") purchase products at wholesale, for the primary purpose of selling to retail consumers or for personal consumption. In addition, Associates earn commissions on their downline growth and sales volume. The Company has nine wholly-owned subsidiaries located throughout the world. The wholly-owned subsidiaries are as follows:

  Wholly-owned subsidiary name             Date incorporated      Location of subsidiary     Date operations began
  ----------------------------             -----------------      ----------------------     ---------------------
Mannatech Australia Pty Limited            April 22, 1998         St. Leonards, Australia    October 1, 1998
Mannatech Limited                          December 1, 1998       Republic of Ireland        No operations
Mannatech Ltd.                             November 18, 1998      Aldermaston, Berkshire     November 15, 1999
                                                                  U.K.
Mannatech Payment Services Incorporated    April 11, 2000         Coppell, Texas             June 26, 2000
Mannatech Foreign Sales Corporation        May 1, 1999            Barbados                   May 1, 1999
Internet Health Group, Inc. (ceased        May 7, 1999            Coppell, Texas             December 20, 1999
 operations as of December 29, 2000)
Mannatech Japan, Inc.                      January 21, 2000       Tokyo, Japan               June 26, 2000
Mannatech Limited                          February 14, 2000      New Zealand                No operations
Mannatech Products Company, Inc.           April 14, 2001         Coppell, Texas             No operations

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of and for the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

     The Company's revenues consist of sales from products sold, sales from starter and renewal packs sold and shipping fees charged. Substantially all product sales are made to Associates at a published wholesale price. Net sales also include product returns and any related refunds. The Company records a reserve for product returns based on its historical experience. The Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of 2000. Under SAB 101, the Company recognizes revenue for product sales upon the receipt of the products by the consumers. As a result of adopting SAB 101, the Company has restated all of the 2000 quarterly financial information, previously reported to reflect the recording of a one-time charge of $210,000, net of tax of $126,000 for the cumulative effect of this change at January 1, 2000. Beginning in 2000, the Company began deferring all of its revenues until the consumer receives the shipment.

                            MANNATECH, INCORPORATED
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

     The Company also defers revenue received from sales of the starter and renewal packs, which are in excess of the average wholesale value of the individual items included in such packs and amortizes such deferrals over a twelve-month period. Total deferred revenue was $691,000 and $866,000 at December 31, 2000 and March 31, 2001, respectively.

Shipping and Handling Cost

     In accordance with the Emerging Issue Task Force No. 00-10 "Accounting for Shipping and Handling Fees and Costs," the Company records freight and shipping revenues, collected from the Associate, as revenue. The Company records in-bound freight and shipping costs as a part of cost of sales and the Company records shipping and handling costs associated with shipping products to its Associate as selling and administrative expenses. Total shipping and handling costs included in the selling and administrative expense was approximately $1.6 million and $2.1 million for the three months ended March 31, 2001 and 2000, respectively.

Earnings Per Share

     The Company calculates earnings (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings (loss) per share ("EPS") on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period. At March 31, 2000, all of the 2,074,000 common stock options were excluded from the diluted EPS calculation and at March 31, 2001, all of the 3,228,685 common stock options and warrants were excluded from the diluted EPS calculation, as their effect was antidilutive.

     The following data shows the amounts used in computing earnings (loss) per share and their effect on the weighted-average number of shares of dilutive common share equivalents for the three months ended March 31, 2000 and 2001. The amounts are rounded to the nearest thousand except for per share amounts.


                                                   2000                                       2001
                                  ---------------------------------------    --------------------------------------
                                     Loss          Shares       Per share       Loss          Shares       Per share
                                  (Numerator)   (Denominator)    amount      (Numerator)   (Denominator)    amount
                                  -----------   -------------   --------     -----------   -------------   ---------
Basic EPS:
Net loss available to
 to common shareholders           $     (850)         24,781      $0.03      $     (309)         24,799     ($0.01)

Effect of dilutive securities:
 Stock options                            --              --                         --              --
                                  -----------   -------------                -----------   -------------

Diluted EPS:
Net loss available to
 common shareholders plus
 assumed conversions              $     (850)         24,781      $0.03      $     (309)         24,799     ($0.01)
                                  ===========   =============     =====      ===========   =============    =======

                            MANNATECH, INCORPORATED
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 2    INVENTORIES

     At December 31, 2000 and March 31, 2001 inventory, rounded to the nearest thousands, consists of the following:

                                                               2000       2001
                                                              -------    -------
     Raw materials.........................................   $ 6,587    $ 6,578
     Finished goods........................................     6,739      6,723
                                                              -------    -------
                                                              $13,326    $13,301
                                                              =======    =======

NOTE 3    COMPREHENSIVE LOSS

     Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period. Comprehensive loss for the three months ended March 31, 2000 and 2001 is as follows, in thousands:

                                                               2000       2001
                                                              -----      -----
      Net loss...........................................     ($850)     ($309)
      Foreign currency translation adjustment............         -      ( 234)
                                                              -----      -----
      Comprehensive loss.................................     ($850)     ($543)
                                                              =====      =====

NOTE 4    COMMITMENTS AND CONTINGENCIES

     On May 2, 2001, Ms. Deanne Varner informed the Board of Directors of her intent to resign as Senior Vice President and General Counsel, effective May 10, 2001. As a result, on May 2, 2001, the Company's Board of Directors entered into a separation agreement with Ms. Varner. Under the terms of the agreement, Ms. Varner is bound by certain non-compete and confidentiality clauses and the Company agreed to pay Ms. Varner $400,000 on May 10, 2001, $250,000 on April 30, 2002 and $250,000 on April 30, 2003. The Company also agreed to pay Ms. Varner an additional $50,000 related to her accrued vacation, salary and benefits up to the time of her resignation and continue to pay the lease payments for her car until the title of the car is transferred to her on or before June 30, 2001. Furthermore, the Company agreed to grant Ms. Varner a total of 163,333 stock options on May 10, 2001 at exercise prices ranging from $1.75 to $4.00, which vest on May 10, 2001 and are exercisable for seven years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in the understanding of Mannatech's financial position and its results of operations for the three months ended March 31, 2001 compared to the same period in 2000. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Overview

     Mannatech develops and sells proprietary nutritional supplements and topical products in the United States, Canada, Australia, the United Kingdom and Japan, through a worldwide network marketing system of approximately 237,000 active associates as of April 20, 2001, compared to approximately 269,000 active associates as of March 9, 2000.

     Mannatech's diluted earnings (loss) per share was ($0.01) for the three months ended March 31, 2001 compared to ($0.03) per share in 2000. The net loss for 2000 primarily related to the decrease in consolidated net sales and incurring additional expenses related to international expansion into the United Kingdom and Japan. The net loss for 2001 primarily related to a decrease in consolidated net sales of $5.5 million partially offset by the curtailment of certain operating expenses. However, in spite of the decrease in consolidated net sales, income from operations for its North American operations remained the same as compared to the comparable period in 2000.

     Beginning in February 2001, Mannatech increased its shipping fees charged to its associates and in March increased some of the sale prices of its products. In spite of the recent sales price increases, Mannatech believes the negative trend in its net sales will continue into the first half of 2001. In the future, Mannatech expects its international operations to account for an increasing percentage of its consolidated net sales. The net sales by country as a percentage of consolidated net sales are as follows:

      Three months ended March 31,   U.S.      Canada      Australia      U.K.      Japan      Total
      ----------------------------  ------    --------    -----------    ------    -------    -------
              2001  ..............   78.4%       13.7%          3.3%        0.9%       3.7%      100.0%
              2000  ..............   77.3%       13.6%          7.7%        1.4%        --%      100.0%

     In the aggregate, net sales continue to decrease as compared to the same period in 2000. Mannatech believes this decrease in net sales is due to a number of factors including the following:

     . its associates focusing on understanding the recent changes in the global compensation plans and how the changes may affect them;

     . some of its associates exploring new competitive networking companies as another way to supplement their income;

     .  associates' concern about recent management changes; and

     . concerns about the decline of Mannatech's stock price that, in part, may have resulted from unanticipated selling pressure.

     In its ongoing quest to provide products to consumers that help meet the current demand for optimal health and wellness, Mannatech introduced a new product, in October 2000 called ImmunoStart(TM), which helps trigger immune responses. In March 2001, Mannatech introduced a chewable multi-vitamin for children called Glyco-Bears(TM). Mannatech intends to introduce other new products during 2001, which it hopes will further complement its current products, help boost net sales and help satisfy the demand for optimal health and wellness.

     Mannatech's revenues are primarily derived from sales of its products and starter and renewal packs, which include some combination of its products and promotional materials. The purchase of a starter or renewal pack allows the associate to purchase products at wholesale prices and earn commissions. Beginning May 26, 2001, Mannatech will introduce another program to help increase its product sales. Under this new program, a consumer can submit a member application rather than becoming an associate. A member does not receive any commissions; however, a member is allowed to purchase Mannatech products at 95% of the suggested retail price or 86% of the suggested retail price for an automatic order. To become a member, the consumer pays a one-time membership fee of $10.00, which will be waived if the member places a product order at the time they submit their application. Mannatech tries to offer comparable starter packs in each country in which it does business; however, due to different regulatory guidelines in each country not all of Mannatech's packs are offered in all countries.

     Mannatech adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of 2000. Under SAB 101, Mannatech is required to defer the recognition of revenues until the consumer receives the products shipped. The adoption of SAB 101 resulted in a one-time cumulative effect of accounting change of approximately $210,000, net of tax of $126,000.

     On average, the wholesale value of the nutritional and topical products contained in each of Mannatech's starter and renewal packs is between 60% and 70% of the total wholesale value of the packs and the remainder of the total wholesale value consists of various promotional materials and products. Mannatech defers revenue received from the sale of its promotional packs to the extent that the sales price is greater than the wholesale value of the individual items included in such packs. The deferred revenue is amortized over a twelve-month period. Total deferred revenue was approximately $691,000 at December 31, 2000 and $866,000 at March 31, 2001.

     Mannatech compensates its associates by paying them commissions and incentives, which are its most significant expense. The commission structure, excluding some of the bonus programs, is designed not to materially exceed 42% of commissionable net sales. In March 2001, Mannatech announced two new incentive bonus programs for its associates. The Power Plan incentive bonus pays associates for enrolling six All-Star associates and the Team incentive bonus pays associates for meeting and maintaining certain purchasing levels in their organizations. Mannatech plans to announce other changes to its worldwide compensation plans for the 2002 fiscal year and continues to revise its training programs for its associates. Mannatech believes the changes in the compensation program will ultimately pay more commission incentives to the entry-level associates faster. Changes to the compensation plan are not expected to change the total commission paid as a percentage of commissionable net sales. Commissions and incentives paid to associates are based on the following:

     .  associates' placement and position within the compensation plan;

     .  volume of their direct commissionable net sales;

     .  number of new enrolled associates; and

     .  achievement of certain levels to qualify for various incentive programs.

     In 2001, Mannatech believes its United States federal statutory tax rate will remain at 34%. Mannatech expects to pay taxes in Australia at a statutory tax rate of approximately 36% and in the United Kingdom at a statutory tax rate of approximately 31%. Mannatech expects to pay taxes in Japan at a statutory tax rate ranging between 42% and 48%. Mannatech also pays taxes in various state jurisdictions at an approximate average effective tax rate of 3%. Due to its international operations, a portion of Mannatech's income will be subject to taxation in the countries in which it operates; however, it may receive foreign tax credits that would reduce the amount of United States taxes owed. Mannatech may not be able to use all of such foreign tax credits in the United States. Mannatech may also incur net operating losses that may not be fully realizable.

Results of Operations

     The following table summarizes Mannatech's operating results as a percentage of net sales for each of the periods indicated.

                                                                                  Three months ended March 31,
                                                                                 ------------------------------
                                                                                     2000             2001
                                                                                     ----             ----
           Net sales......................................................         100.0%           100.0%
           Cost of sales..................................................          17.4             16.8
           Commissions....................................................          41.6             40.4
                                                                                  ------           ------
             Gross profit.................................................          41.0             42.8
           Operating expenses:
             Selling and administrative expenses..........................          25.0             26.4
             Other operating costs........................................          18.8             17.9
                                                                                  ------           ------

           Loss from operations...........................................          (2.8)            (1.5)
           Interest income................................................           0.6              0.3
           Interest expense...............................................          (0.0)             0.0
           Other expense, net.............................................          (0.3)            (0.3)
                                                                                  ------           ------
           Loss before income taxes and cumulative effect of accounting
            change........................................................          (2.5)            (1.5)

           Income tax benefit.............................................           0.9              0.6
                                                                                  ------           ------
           Loss before cumulative effect of accounting change.............          (1.6)            (0.9)
           Cumulative effect of accounting change.........................          (0.5)              --
                                                                                  ------           ------
           Net loss.......................................................          (2.1)%           (0.9)%
                                                                                  ======           ======

           Number of starter packs sold...................................        32,438           16,582
           Number of renewal packs sold...................................        18,337           13,986
                                                                                  ------           ------
           Total number of packs sold.....................................        50,775           30,568
                                                                                  ======           ======
           Total associates canceling associate status....................         2,496            1,217
                                                                                  ======           ======

Three months ended March 31, 2001 compared with the three months ended March 31, 2000

     Net Sales. Net sales decreased (13.9%) to $34.2 million for the three months ended March 31, 2001 from $39.7 million for the comparable period in 2000. This decrease was primarily composed of the following:

     . A $1.2 million increase from the sale of several new products introduced during the first three months of 2001 and the last nine months of 2000, including ImmunoStart(TM), Optimal Health Pack(TM) and GlycoBears(TM).

     . A ($5.6) million decrease in existing product sales and other sales related items resulting from a decrease in the volume of products sold.

     . A decrease of ($1.1) million from associate pack sales. Of this ($1.1) million decrease, approximately ($1.5) million resulted from an overall decrease in the number and dollars of associates packs sold to new associates. The decrease was partially offset by an increase of $0.4 million of associate renewal packs sold; however, the number of associate renewal packs sold decreased compared to 2000. The decrease in the number of renewal packs sold was the result of the increase in the demand for the higher dollar packs. Mannatech continues to explore ways and strategies to increase associate pack and renewal pack sales.

     Cost of Sales. Cost of sales decreased 17.4% to $5.7 million for the three months ended March 31, 2001 from $6.9 million for the comparable period in 2000. As a percentage of net sales, cost of sales decreased to 16.8% for the three months ended March 31, 2001 from 17.4% for the comparable period in 2000. The decrease in cost of sales as a percentage of net sales was primarily due to a change in the product mix of finished goods sold and the 7% price increase for our products, implemented in March 2001. The dollar amount decrease was primarily due to a decrease in the volume of finished goods sold.

     Commissions. Commissions consist of payments to associates for sales activity and downline growth. Commissions decreased (16.4%) to $13.8 million for the three months ended March 31, 2001 from $16.5 million for the comparable period in 2000. As a percentage of net sales, commissions decreased to 40.4% for the three months ended March 31, 2001 from 41.6% for the comparable period in 2000. The dollar decrease was the direct result of a decrease in commissionable net sales and a decrease in the number of active associates.

     Gross Profit. Gross profit decreased (9.8%) to $14.7 million for the three months ended March 31, 2001 from $16.3 million for the comparable period in 2000. As a percentage of net sales, gross profit increased to 42.8% for the three months ended March 31, 2001 from 41.0% for the comparable period in 2000. These changes were primarily attributable to the factors described above.

     Selling and Administrative Expenses. Selling and administrative expenses are a mixture of both fixed and variable expenses and include wages, bonuses, shipping and freight and marketing expenses. Selling and administrative expenses decreased (9.1%) to $9.0 million for the three months ended March 31, 2001 from $9.9 million for the comparable period in 2000. As a percentage of net sales, selling and administrative expenses increased to 26.4% for the three months ended March 31, 2001 from 25.0% for the comparable period in 2000, which was the result of the inability to reduce some of its fixed and semi-variable expenses. The dollar decrease was primarily due to the following:

     . a ($290,000) decrease in advertising, which was a result of not incurring various advertising expense in 2001 related to our subsidiary-Internet Health Group, Inc., which ceased operations on December 29, 2000;

     .  a decrease in freight cost of ($177,000); and

     . a ($390,000) decrease in marketing expense, which was the result of Mannatech not continuing to expand into other countries in 2001.

     Other Operating Costs. Other operating costs include utilities, depreciation, travel, office supplies and printing expenses. Other operating costs decreased (17.6%) to $6.1 million for the three months ended March 31, 2001 from $7.4 million for the comparable period in 2000. As a percentage of net sales, other operating costs decreased to 17.9% for the three months ended March 31, 2001 from 18.8% for the comparable period in 2000. The dollar decrease was primarily due to the following:

     . a decrease of ($841,000) related to variable expenses associated with a decline in net sales and the curtailment of certain operating expenses;

     . a decrease of ($409,000) relating to a reduction in travel, accounting, legal and consulting fees partially offset by the increase in depreciation expense, which all related to Mannatech's recent expansion into various international counties; and

     . a decrease of ($100,000) related to the reduction in certain nonessential research and development activities and a result of reorganizing the research and development department in the first quarter of 2001.

     Interest Income. Interest income decreased (60.1%) to $97,000 for the three months ended March 31, 2001 from $243,000 for the comparable period in 2000. As a percentage of net sales, interest income decreased to 0.3% for the three months ended March 31, 2001 from 0.6% for the comparable period in 2000. The dollar decrease was primarily due to using investments to fund its recent international expansion.

     Interest Expense. Interest expense decreased (62.5%) to $9,000 for the three months ended March 31, 2001 from $24,000 for the comparable period in 2000. As a percentage of net sales, interest expense remained the same at 0.0% for both the three months ended March 31, 2001 and the comparable period in 2000. The dollar decrease was primarily due to the repayment of existing leases.

     Other Expense, Net. Other expense consists of foreign currency translation adjustments and miscellaneous non-operating items. Other expense increased 2.7% to $115,000 for the three months ended March 31, 2001 from $112,000 for the comparable period in 2000. As a percentage of net sales, other expense remained the same at 0.3% for both the three months ended March 31, 2001 and for the comparable period in 2000. For the three months ended March 31, 2001, other expense consisted primarily of currency exchange losses due to translation fluctuations. For the three months ended March 31, 2000, other expense consisted of approximately $36,000 in certain tax penalties and approximately $63,000 in currency exchange losses due to translation fluctuations.

     Income Tax Benefit. Income tax benefit was $212,000 for the three months ended March 31, 2001 and $357,000 for the comparable period in 2000. Mannatech's effective tax rate increased to 40.6% for the three months ended March 31, 2001 from 35.8% for the comparable period in 2000. Mannatech's effective tax rate increased primarily as a result of the effect of various nondeductible expenses in the three months ended March 31, 2001 as compared to the comparable period in 2000.

     Cumulative Effect of Accounting Change. In the fourth quarter of 2000, Mannatech adopted Staff Accounting Bulletin No. 101 " Revenue Recognition in Financial Statements" ("SAB 101"), which resulted in a one-time charge of $210,000, net of tax of $126,000 for the cumulative effect of the accounting change. SAB 101 required Mannatech to defer the recognition of revenues until the consumers receive the products shipped.

     Net Loss. Net loss decreased (66.9%) to ($309,000) for the three months ended March 31, 2001 from ($850,000) for the comparable period in 2000. As a percentage of net sales, net loss decreased to (0.9%) for the three months ended March 31, 2001 from (2.1%) for the comparable period in 2000. The dollar decrease was due to net sales decreasing by (13.9%), offset by the curtailment of various operating expenses, no longer incurring expenses related to its Internet subsidiary and international expansion.

Liquidity and Capital Resources

     Mannatech's primary capital requirement is to fund working capital that historically has been financed through its operations. Mannatech's working capital increased to $7.6 million as of March 31, 2001 from $7.3 million at December 31, 2000. In 2000, Mannatech invested approximately $4.4 million in its expansion into Japan and $4.1 million to fund operations for Internet Health Group, Inc. In 2001, Mannatech funded the payments of the various severance packages for some of its executive officers and reported a decrease in net sales of 13.9%. Mannatech plans to continue to fund its 2001 working capital through its operations.

     In March and August 1998, Mannatech entered into two capital leases with principal amounts of $631,000 and $841,000, respectively. These capital leases bear interest at 9.3%, are collateralized by the leased assets and are payable in thirty-six monthly installments. In July 1998, Mannatech entered into an unsecured note payable with a finance company to finance its three-year product liability insurance premium. The initial principal amount of this note was $435,670, the interest rate was 8.0% and monthly installments were due through December 2000. In March 2001, Mannatech entered into an eight month, unsecured note payable with a finance company to finance its one-year directors and officers liability insurance premium. The initial principal amount of this note was $186,750, bears interest at a rate of 9.15% and is due in monthly installments through December 2001.

     Net cash used in operating activities was $1.9 million for the three months ended March 31, 2000 compared to $400,000 for the three months ended March 31, 2001. For the first three months ended March 31, 2000, operating activities included a net loss and an increase in inventory and prepaid expenses and a decrease in payables and accrued expenses. For the first three months ended March 31, 2001, operating activities included a net loss combined with a decrease in payables.

     Net cash provided by (used in) investing activities was ($767,000) for the three months ended March 31, 2000 compared to $73,000 for the three months ended March 31, 2001. For the first three months ended March 31, 2000, investing activities consisted of $1.5 million related to purchases of computer hardware and software and the build out of the Japan facility offset by $636,000 maturing of investments. For the first three months ended 2001, investing activities consisted of $73,000 for purchases of property and equipment offset by the repayment of notes receivable due from shareholders of $143,000.

     Net cash provided by (used in) financing activities was $64,000 for the three months ended March 31, 2000 compared to ($1.6) million for the three months ended March 31, 2001. For the first three months ended March 31, 2000, financing activities consisted of receiving $243,000 related to the exercise of 175,000 stock options at prices per share ranging from $1.35 to $2.00 offset by the repayment of capital leases and notes payable of $179,000. For the first three months ended March 31, 2001, financing activities consisted of the payment of cash overdrafts of $1.4 million and purchasing 76,963 shares of common stock from Mr. Charles Fioretti totaling $83,333 related to the lock-up and repurchase agreement with him. Under the terms of this agreement, Mannatech is also required through February 3, 2002, to purchase $83,333.33 worth of his common stock each month valued at 90% of the fair market price. In exchange for the repurchase of his stock, Mr. Charles Fioretti will be prohibited from trading his shares of Mannatech's common stock though March 2, 2002, unless prior approval is obtained from the Board of Directors.

     Mannatech believes its existing capital resources, bank borrowings and suspension of dividend payments to shareholders, should be adequate to fund its operations for at least the next twelve months. Mannatech has no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies. However, as a result of the recent resignation of Mr. Anthony Canale and Ms. Deanne Varner, Mannatech is required to pay them in the future an aggregate amount of $500,000, per year through 2003, respectively. In addition, in August 2000, the Board of Directors approved a one-year plan to repurchase up to one-million dollars worth of Mannatech's common stock, on the open market, to help stabilize the price of the stock due in part to significant selling of the stock in the open market. Any future changes in Mannatech's operations could consume available capital resources faster than anticipated. Mannatech's capital requirements depend on numerous factors, including:

     .  the introduction of new products;

     . change in the number of associates and the retention of the current associate base; and

     .  research and development efforts.

     If existing capital resources are insufficient to meet Mannatech's capital requirements, Mannatech would be required to raise additional funds, which it cannot assure will be available on favorable terms, if at all.

Recent Financial Accounting Standards Board Statements

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative, Instruments and Hedging Activities" ("FAS 133"). This statement establishes accounting and reporting standards for hedging activities and derivative financial instruments, including certain derivative financial instruments embedded in other contracts. In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standard No. 137, which defers the effective date of FAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addressed certain issues causing implementation difficulties. The adoption of this statement did not have nor is expected to have any future material impact on Mannatech's consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

     Some of our statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," "Other Information" and the Notes to Consolidated Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Litigation Act of 1995. Opinions, forecasts, projections, guidance or other statements other than statements of historical fact are considered forward-looking statements. These forward-looking statements are subject to certain events, risks and uncertainties that may be outside Mannatech's control. Some of these forward-looking statements include statements regarding:

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

     .  recent and future changes in Mannatech's global incentive plans;

     .  timely development and acceptance of new products;

     .  the markets for Mannatech's domestic and international operations;

     .  the impact of competitive products and pricing;

     . the political, social and economic climate in which Mannatech conducts its operations; and

     . the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

     In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. Readers are cautioned when considering these forward-looking statements, to keep in mind these risk factors and or any other cautionary statements in this report as all of the forward-looking statements contained herein speak only as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Mannatech does not engage in trading market risk sensitive instruments and does not purchase investments and hedges for purposes "other than trading," that are likely to expose it to certain types of market risk, including interest rate, commodity price or equity price risk. Mannatech has investments but there has been no material change in its exposure to interest rate risk. Mannatech has not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps.

     Mannatech is exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect Mannatech's financial results. Changes in exchange rates may positively or negatively affect its financial results, as expressed in United States dollars. When the United States dollar increases against currencies in which products are sold or a weakening exchange rate against currencies in which Mannatech incurs costs, net sales or costs may be adversely affected. Mannatech has established policies, procedures and internal processes governing the management of its market risks and the use of any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rate is assessed by applying an appropriate range of potential rate fluctuations to Mannatech's assets, obligations and projected transactions denominated in foreign currency. Based upon its overall currency rate exposure at March 31, 2001, Mannatech does not believe that its exposure to currency exchange rate fluctuations will have a material impact on its consolidated financial position, results of operations or cash flows. The foreign currencies in which Mannatech has exposure to foreign currency exchange rate risk include Australia, the United Kingdom and Japan. The high and low exchange rates to the United States dollar, for each of these countries, for the three months ended March 31, 2001 are as follows:

               Country/Currency                     High       Low
               ----------------                   --------   --------
               Australia/Dollar.................  $0.57220   $0.48450
               United Kingdom/British Pound.....  $1.51030   $1.41480
               Japan/Yen........................  $0.00880   $0.00791

     Given the uncertainty of the exchange rate fluctuation against the United States dollar, Mannatech cannot determine the dollar effect, if any, of the fluctuation on future business, product pricing, and results of operations or financial condition. All statements other than historical information incorporated in this Item 3 are considered forward-looking statements. The actual impact of future market changes may differ materially due to, among other things, factors discussed in this report.


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material changes in, or additions to, the legal proceedings previously reported in Mannatech's Annual Report on Form 10-K (File No. 000-24657) for 2000 as filed with the Commission on April 2, 2001.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On May 2, 2001, Ms. Deanne Varner informed the Board of Directors of her intent to resign as Senior Vice President and General Counsel, effective May 10, 2001. As a result, on May 2, 2001, the Company's Board of Directors entered into a separation agreement with Ms. Varner. Under the terms of the agreement, Ms. Varner is bound by certain non-compete and confidentiality clauses and the Company agreed to pay Ms. Varner $400,000 on May 10, 2001, $250,000 on April 30, 2002 and $250,000 on April 30, 2003. The Company also agreed to pay Ms. Varner an additional $50,000 related to her accrued vacation, salary and benefits up to the time of her resignation and continue to pay the lease payments for her car until the title of the car is transferred to her on or before June 30, 2001. Furthermore, the Company agreed to grant Ms. Varner a total of 163,333 stock options on May 10, 2001 at exercise prices ranging from $1.75 to $4.00, which vest on May 10, 2001 and are exercisable for seven years.

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

3.4 Second Amendment to the Bylaws of Mannatech dated February 22, 2000, incorporated herein by reference to Exhibit 10.29 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on April 2, 2001.

3.5 Third Amendment to the Bylaws of Mannatech dated March 6, 2000, incorporated herein by reference to Exhibit 10.29 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on April 2, 2001.

3.6 Fourth Amendment to the Bylaws of Mannatech dated November 17, 2000, incorporated herein by reference to Exhibit 10.29 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on April 2, 2001.

4.1 Specimen Certificate representing Mannatech's common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1 License Agreement effective October 12, 2000 between Lactoferrin Products Company and Mannatech.*

10.2 Fulfillment Services Agreement effective July 22, 2000 between Marcus B. Gohlke and Mannatech.*

10.3    Summary of Management Bonus Plan for fiscal years beginning January 1,
        2001.*

10.4 Employment Agreement dated February 19, 2001, entered into between Mannatech and Mr. C. Armando Contreras.*

10.5 Separation Agreement dated May 2, 2001 between Mannatech and Ms. Deanne Varner.*

----------
* Filed herewith.


     (b)  Reports on Form 8-K.

          None.


                                  SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MANNATECH, INCORPORATED


May 15, 2001                   /S/ ROBERT M. HENRY
                               -------------------------------------------------
                                      Robert M. Henry
                                     Chief Executive Officer and Director
                                     (principal executive officer)

May 15, 2001                   /S/ STEPHEN D. FENSTERMACHER
                               -------------------------------------------------
                                      Stephen D. Fenstermacher
                               Senior Vice President and Chief Financial Officer
                                      (principal financial officer)

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

3.4 Second Amendment to the Bylaws of Mannatech dated February 22, 2000, incorporated herein by reference to Exhibit 10.29 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on April 2, 2001.

3.5 Third Amendment to the Bylaws of Mannatech dated March 6, 2000, incorporated herein by reference to Exhibit 10.29 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on April 2, 2001.

3.6 Fourth Amendment to the Bylaws of Mannatech dated November 17, 2000, incorporated herein by reference to Exhibit 10.29 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on April 2, 2001.

4.1 Specimen Certificate representing Mannatech's common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1 License Agreement effective October 12, 2000 between Lactoferrin Products Company and Mannatech.*

10.2 Fulfillment Services Agreement effective July 22, 2000 between Marcus B. Gohlke and Mannatech.*

10.3    Summary of Management Bonus Plan for fiscal years beginning January 1,
        2001.*

10.4 Employment Agreement dated February 19, 2001, entered into between Mannatech and Mr. C. Armando Contreras.*

10.5 Separation Agreement dated May 2, 2001 between Mannatech and Ms. Deanne Varner.*

_______________
* Filed herewith.