Form 10-Q
period 2001-06-30
MANNATECH INC
filed 2001-08-13
CIK 1056358

                                     2001

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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


  As of August 4, 2001, the number of shares outstanding of the registrant's sole class of common stock, par value $0.0001 per share was 24,333,758.

                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----
Part I - FINANCIAL INFORMATION


  Item 1.  Financial Statements.....................................   1
     Consolidated Balance Sheets....................................   1
     Consolidated Statements of Operations..........................   2
     Consolidated Statements of Cash Flows..........................   3
     Notes to Consolidated Financial Statements.....................   4

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................   7
     Overview.......................................................   7
     Results of Operations..........................................   9
     Three months ended June 30, 2001 compared with the three
      months ended June 30, 2000....................................   9
     Six months ended June 30, 2001 compared with the six months ended June 30, 2000...........................................  11
     Liquidity and Capital Resources................................  14
     Recent Financial Accounting Standards Board Statements.........  15
     Outlook........................................................  16
     Forward-looking Statements.....................................  16

  Item 3.  Quantitative and Qualitative Disclosures About Market
   Risk.............................................................  17

Part II  - OTHER INFORMATION

  Item 1.  Legal Proceedings........................................  18
  Item 2.  Changes in Securities and Use of Proceeds................  18
  Item 3.  Defaults Upon Senior Securities..........................  18
  Item 4.  Submission of Matters to a Vote of Security Holders......  18
  Item 5.  Other Information........................................  18
  Item 6.  Exhibits and Reports on Form 8-K.........................  19
  Signatures........................................................  21

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MANNATECH, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                           December 31,    June 30,
                                                                                               2000         2001
                                                                                              -------      -------
                                                                                                        (Unaudited)
                                ASSETS
Cash and cash equivalents................................................................     $ 5,736      $ 3,740
Accounts receivable, less allowance for doubtful accounts of $58 in 2000 and 2001........         692          384
Income tax receivable  ..................................................................       2,300        2,300
Current portion of notes receivable-shareholders  .......................................         187          119
Inventories  ............................................................................      13,326       12,446
Prepaid expenses and other current assets................................................         745          861
Deferred tax assets......................................................................       1,201        1,595
                                                                                              -------      -------
       Total current assets  ............................................................      24,187       21,445
Property and equipment, net  ............................................................      13,324       11,874
Notes receivable-shareholders, excluding current portion  ...............................         390          321
Other assets  ...........................................................................       1,000          851
Long-term investments  ..................................................................           1           --
                                                                                              -------      -------
       Total assets  ....................................................................     $38,902      $34,491
                                                                                              =======      =======

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of capital leases and notes payable  ....................................     $   301      $   210
Accounts payable  .......................................................................       4,309        1,593
Accrued expenses  .......................................................................      11,768       11,363
Accrued compensation to related parties (Note 4)  .......................................         520        1,760
                                                                                              -------      -------
       Total current liabilities  .......................................................      16,898       14,926
Capital leases and notes payable, excluding current portion  ............................          27            9
Accrued compensation to related parties (Note 4)  .......................................         500        1,100
Deferred tax liabilities  ...............................................................       1,752        1,750
                                                                                              -------      -------
       Total liabilities  ...............................................................      19,177       17,785
                                                                                              -------      -------
Commitments and contingencies (Note 4)  .................................................          --           --
Commitment to repurchase common stock  ..................................................       1,000          667

Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and
 outstanding.............................................................................          --           --
Common stock, $0.0001 par value, 99,000,000 shares authorized, 25,051,301 shares issued and 24,929,173 outstanding in 2000, 25,051,301 issued and 24,506,866 outstanding in.....
 2001....................................................................................           3            3

Additional paid-in capital  .............................................................      17,949       17,949
Note receivable due from a shareholder  .................................................        (167)          --
Retained earnings  ......................................................................       2,798          414
Accumulated other comprehensive loss--foreign currency translation adjustment  ..........        (321)        (551)
                                                                                              -------      -------
                                                                                               20,262       17,815
Less treasury stock, at cost, 122,128 shares in 2000 and 544,435 shares in 2001 and a
 commitment to repurchase common stock of $1,000 in 2000 and $667 in 2001  ..............      (1,537)      (1,776)
                                                                                              -------      -------
       Total shareholders' equity  ......................................................      18,725       16,039
                                                                                              -------      -------
       Total liabilities, commitment to repurchase common stock and shareholders'
        equity   ........................................................................     $38,902      $34,491
                                                                                              =======      =======

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001
                AND THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                 (in thousands, except per share information)


                                                                     Three months ended       Six months ended
                                                                           June 30                 June 30
                                                                   -----------------------  ---------------------
                                                                      2000         2001        2000       2001
                                                                     -------     --------     -------    -------
Net Sales........................................................    $39,037     $ 32,515     $78,731    $66,710
                                                                     -------     --------     -------    -------
Cost of Sales....................................................      6,773        5,814      13,693     11,541
Commissions......................................................     15,553       12,488      32,051     26,293
                                                                     -------     --------     -------    -------
                                                                      22,326       18,302      45,744     37,834
                                                                     -------     --------     -------    -------
        Gross profit.............................................     16,711       14,213      32,987     28,876
                                                                     -------     --------     -------    -------
Operating Expenses:
        Selling and administrative expenses......................      8,987        7,571      18,934     16,604
        Other operating costs....................................      7,939        5,526      15,373     11,650
        Severance expenses related to former executives..........          -        3,420           -      3,420
        Write-off of fixed asset.................................        870            -         870          -
                                                                     -------     --------     -------    -------
                Total operating expenses.........................     17,796       16,517      35,177     31,674
                                                                     -------     --------     -------    -------

Loss from operations.............................................     (1,085)      (2,304)     (2,190)    (2,798)

Interest income..................................................        179           59         422        156
Interest expense.................................................        (20)          (7)        (43)       (16)
Other income (expense), net......................................        (22)          12        (134)      (102)
                                                                     -------     --------     -------    -------
Loss before income taxes and cumulative effect of
        accounting change........................................       (948)      (2,240)     (1,945)    (2,760)

Income tax  benefit..............................................        271          165         627        376
                                                                     -------     --------     -------    -------

Loss before cumulative effect of accounting change...............       (677)      (2,075)     (1,318)    (2,384)
Cumulative effect of accounting change, net of tax of $126.......          -            -        (210)         -
                                                                     -------     --------     -------    -------

Net loss.........................................................    $  (677)    $(2,075)     $(1,528)   $(2,384)
                                                                     =======     ========     =======    =======
Earnings (loss) per common share - Basic:
        Before cumulative effect of accounting change............    $ (0.03)    $  (0.08)    $( 0.05)   $ (0.10)
        Cumulative effect of accounting  change..................          -            -      ( 0.01)         -
                                                                     -------     --------     -------    -------
        Net......................................................    $ (0.03)    $ (0.08)     $( 0.06)   $ (0.10)
                                                                     =======     ========     =======    =======

Earnings (loss) per common share - Diluted:
        Before cumulative effect of accounting change............    $ (0.03)    $  (0.08)    $( 0.05)   $ (0.10)
        Cumulative effect of accounting  change..................          -            -      ( 0.01)         -
                                                                     -------     --------     -------    -------
        Net......................................................    $ (0.03)    $  (0.08)    $( 0.06)   $ (0.10)
                                                                     =======     ========     =======    =======

Weighted-average common shares outstanding
        Basic....................................................     24,979       24,619      24,926     24,740
                                                                     =======     ========     =======    =======
        Diluted..................................................     24,979       24,619      24,926     24,740
                                                                     =======     ========     =======    =======




          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                (in thousands)


                                                                                             2000             2001
                                                                                            -------          -------
Cash flows from operating activities:
Net loss....................................................................................  $(1,528)         $(2,384)
Adjustments to reconcile the net loss to net cash provided by operating activities:
  Depreciation and amortization  ...........................................................    1,754            1,935
  Write-off of fixed asset  ................................................................      870               --
  Loss on disposal of assets  ..............................................................       --                4
  Tax benefit from exercise of stock options  ..............................................      226               --
  Cumulative effect of accounting change, net of tax  ......................................      210               --
  Deferred income tax expense (benefit)  ...................................................       26             (396)

  Changes in operating assets and liabilities:
     Accounts receivable  ..................................................................       51              271
     Income tax receivable  ................................................................     (141)              --
     Inventories  ..........................................................................   (1,525)             762
     Prepaid expenses and other current assets  ............................................     (372)              55
     Other assets  .........................................................................      109              141
     Accounts payable  .....................................................................    1,488           (1,720)
     Accrued expenses and accrued compensation to related parties  .........................     (496)           1,460
                                                                                              -------          -------
        Net cash provided by operating activities  .........................................      672              128
                                                                                              -------          -------

Cash flows from investing activities:
  Acquisition of property and equipment  ...................................................   (3,358)            (493)
  Cash proceeds from sale of property and equipment  .......................................       --                2
  Repayments by shareholders/related parties  ..............................................      141              137
  Maturities of investments   ..............................................................    1,392                1
                                                                                              -------          -------
        Net cash used in investing activities  .............................................   (1,825)            (353)
                                                                                              -------          -------

Cash flows from financing activities:
  Payments of cash overdrafts  .............................................................       --             (961)
  Proceeds from stock options exercised  ...................................................      294               --
  Payment of capital lease obligations  ....................................................     (266)            (229)
  Purchase of common stock from shareholder  ...............................................       --             (406)
  Payment of notes payable  ................................................................      (93)             (66)
                                                                                              -------          -------
        Net cash used in financing activities  .............................................      (65)          (1,662)
                                                                                              -------          -------

Effect of exchange rate changes on cash and cash equivalents  ..............................       --             (109)
                                                                                              -------          -------

Net decrease in cash and cash equivalents  .................................................   (1,218)          (1,996)
Cash and cash equivalents:
  Beginning of the period  .................................................................   11,576            5,736
                                                                                              -------          -------
  End of the period  .......................................................................  $10,358          $ 3,740
                                                                                              =======          =======

Supplemental disclosure of cash flow information:
  Interest paid  ...........................................................................  $    43          $    16
                                                                                              =======          =======

Summary of non-cash investing and financing activities follows:
  Assets acquired through a note payable....................................................  $    --          $   187
                                                                                              =======          =======
  Treasury shares received for the payment of a note receivable due from a shareholder......  $    --          $   167
                                                                                              =======          =======




          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Mannatech, Incorporated (the "Company") was incorporated in the State of Texas on November 4, 1993, as Emprise International, Inc. Effective October 25, 1995, the Company changed its name to Mannatech, Incorporated. The Company, located in Coppell, Texas, develops and sells high-quality, proprietary nutritional supplements, topical products and weight-management products primarily through a network marketing system operating in the United States, Canada, Australia, the United Kingdom and Japan. Independent associates ("Associates") purchase products at wholesale, for the primary purpose of selling to retail consumers or for personal consumption. Associates earn commissions on their downline growth and sales volume. In June 2001, the Company introduced its member program specifically designed for consumers to purchase the Company's high-quality products for personal consumption and not participate in its various incentive programs.

     The Company's nine wholly-owned subsidiaries are as follows:

Wholly-owned subsidiary name                 Date incorporated     Location of subsidiary    Date operations began
-----------------------------------------  ---------------------  -------------------------  ---------------------
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of and for the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the Company's consolidated financial statements and accompanying footnotes included in their annual report on Form 10-K for the year ended December 31, 2000.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

     The Company's revenues consist of sales from products, sales from starter and renewal packs and shipping fees. Substantially all product sales are made to Associates at published wholesale prices. Product sales are also made to members at published discounted retail prices. Net sales include a reserve for estimated product returns and any related refunds. The Company records a reserve for product returns based on its historical experience. The Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of 2000. As a result of adopting SAB 101, the Company has restated its 2000 quarterly financial information and recorded a one-time charge of $210,000, net of tax of $126,000 for the cumulative effect of this accounting change at January 1, 2000. Beginning in 2000, the Company defers all of its revenues until the consumer receives the products shipped.

     The Company also defers a portion of its revenue received from sales of starter and renewal packs, which are in excess of the average wholesale value of the individual items included in such packs and amortizes such deferrals over a twelve-month period. Total deferred revenue was $691,000 and $628,000 at December 31, 2000 and June 30, 2001, respectively.

Shipping and Handling Cost

     In accordance with the Emerging Issue Task Force No. 00-10 "Accounting for Shipping and Handling Fees and Costs," the Company records freight and shipping revenues collected from consumers, as revenue. The Company records in-bound freight and shipping costs as a part of cost of sales and records shipping and handling costs associated with shipping products to its consumers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses was approximately $1.5 million and $2.4 million for the three months ended June 30, 2001 and 2000, respectively and $3.1 million and $4.5 million for the six months ended June 30, 2001 and 2000, respectively.

Earnings Per Share

     The Company calculates earnings (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings (loss) per share ("EPS") on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period. At June 30, 2000, all of the 2,028,300 common stock options were excluded from the diluted EPS calculation and at June 30, 2001, all of the 2,781,259 common stock options and 213,333 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive.

     The following data shows the amounts used in computing earnings (loss) per share and their effect on the weighted-average number of shares of dilutive common share equivalents for the three months ended June 30, 2000 and 2001. The amounts are rounded to the nearest thousand except for per share amounts.

                                                    2000                            2001
                                   ------------------------------------------------------------------------
                                    Net loss      Shares     Per share   Net loss        Shares   Per share
                                   (Numerator) (Denominator)  amount    (Numerator)  (Denominator)  amount
                                   ----------   -----------   ------    -----------   ------------  -------
Basic EPS:
Net loss available to
 to common shareholders                  $(677)     24,979    $(0.03)     $ (2,075)       24,619     ($0.08)

Effect of dilutive securities:
 Stock options                              --          --                      --            --
                                       -------     -------    ------      --------        ------     ------
Diluted EPS:
Net loss available to
 common shareholders plus
 assumed conversions                     $(677)     24,979    $(0.03)     $ (2,075)       24,619     ($0.08)
                                       =======     =======    ======      ========        ======     ======

     The following data shows the amounts used in computing earnings (loss) per share and their effect on the weighted-average number of shares of dilutive common share equivalents for the six months ended June 30, 2000 and 2001. The amounts are rounded to the nearest thousand except for per share amounts.

                                                        2000                                   2001
                                    ----------------------------------------   --------------------------------------
                                      Net loss       Shares      Per share      Net loss        Shares     Per share
                                     (Numerator)  (Denominator)    amount      (Numerator)  (Denominator)    amount
                                    ------------   ----------   ------------   -----------  --------------  ---------
Basic EPS:
Net loss available to
 to common shareholders                  $(1,528)      24,926        $(0.06)       $(2,384)         24,740     ($0.10)

Effect of dilutive securities:
 Stock options                                --           --                           --              --
                                    ------------   ----------   ------------   -----------  --------------  ---------
Diluted EPS:
Net loss available to
 common shareholders plus
 assumed conversions                     $(1,528)      24,926         $(0.06)      $(2,384)         24,740     ($0.10)
                                    ============   ==========   ============   ===========  ==============  =========

NOTE 2  INVENTORIES

     At December 31, 2000 and June 30, 2001 inventory, rounded to the nearest thousands, consists of the following:

                                                                                   2000            2001
                                                                                 -------          -------
Raw materials...............................................................     $ 6,587          $ 6,395
Finished goods..............................................................       6,739            6,051
                                                                                 -------          -------
                                                                                 $13,326          $12,446
                                                                                 =======          =======

NOTE 3  COMPREHENSIVE LOSS

        Comprehensive loss for the three months and the six months ended June 30, 2000 and 2001 is as follows (in thousands):

                                                           Three months ended June 30       Six months ended June 30
                                                           --------------------------       ------------------------
                                                                2000           2001            2000            2001
                                                               -----         -------         -------         -------
Net loss......................................                 ($677)        ($2,075)        ($1,528)        ($2,384)
Foreign currency translation adjustment.......                     -               4               -           ( 230)
                                                               -----         -------         -------         -------
Comprehensive loss...........................                  ($677)        ($2,071)        ($1,528)        ($2,614)
                                                               =====         =======         =======         =======

  NOTE 4  COMMITMENTS AND CONTINGENCIES

     In the fourth quarter of 2000, Mr. Anthony Canale resigned and in the second quarter of 2001, Ms. Deanne Varner, Mr. Charles Fioretti and Mr. Patrick Cobb resigned as executive officers of the Company. As a result, the Company entered into a separation agreement with each of them. Under the terms of their agreements, the executives are bound by certain non-compete and confidentiality clauses and the Company agreed to pay them an aggregate amount of $1.9 million in 2001, $1.6 million in 2002, $850,000 in 2003 and $150,000 in 2004. The payments consist of various charges including compensation related to their cancellation of their employment agreements, accrued vacation, health insurance and automobile expenses. The Company also agreed to grant Mr. Canale 213,333 warrants, Ms. Varner a total of 163,333 stock options and Mr. Patrick Cobb a total of 60,000 stock options, all at exercise prices ranging from $1.75 to $4.00. The warrants and stock options vest on the date they were granted and are exercisable for ten years. The Company recorded a charge for all of these separation agreements of which $2.9 million and $950,000 remained unpaid as of June 30, 2001 and December 31, 2000, respectively.

NOTE 5      RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangibles Assets."

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16 "Business Combinations." The most significant changes made by SFAS 141 are that it requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for recognition of certain intangibles assets separately from goodwill and requires the immediate write-off of unallocated negative goodwill.

     SFAS 142 supercedes Accounting Principles Board Opinion No. 17 "Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits goodwill and indefinite lived intangible assets from being amortized and requires them to be annually tested for impairment at each reporting unit level. In addition, SFAS 142 removes the limitation of forty years for the useful lives of finite intangible assets.

     The Company believes SFAS 141 and SFAS 142 will have no effect on its consolidated financial positions, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in the understanding of Mannatech's financial position and its results of operations for the three and six months ended June 30, 2001 compared to the same periods in 2000. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Overview

     Mannatech develops and sells high-quality, proprietary nutritional supplements, topical products and weight-management products primarily through a worldwide network marketing system operating in the United States, Canada, Australia, the United Kingdom and Japan. Currently Mannatech has approximately 217,000 active associates as of June 30, 2001 compared to approximately 267,000 active associates as of June 30, 2000. Mannatech defines an active associate as having purchased products in the last twelve months. In June 2001, Mannatech introduced its new member program specifically designed for consumers to purchase its high-quality proprietary products for personal consumption and not participate in its various incentive programs.

     Mannatech's earnings (loss) per share was ($0.10) for the six months ended June 30, 2001 compared to ($0.06) per share in 2000. The net loss for 2001 totaling ($2.4 million) primarily related to recording a one-time charge of $3.4 million for the various severance expenses primarily related to the resignation of three of its former executives who held employment agreements coupled with the decrease in net sales directly attributed to the 19% decrease in its active associate base. For the six months ended June 30, 2001, Mannatech would have reported Income before taxes, exclusive of the one-time severance charge of $3.4 million of $660,000. The net loss for 2000 totaling ($1.5 million) primarily related to the decrease in net sales, incurring $2.0 million in expenses related to international expansion into the United Kingdom and Japan and funding operations for the Internet subsidiary - Internet Health Group, Inc, which discontinued operations on December 29, 2000.

     Beginning in February 2001, Mannatech increased its shipping fees charged to its consumers and in March increased the sale prices of some of its finished goods. This price increase was Mannatech's first since its inception. In order to help stabilize operations and return to a growth position, Mannatech introduced its member program and announced the hiring of new general managers for both its Australia and Japan operations. Mannatech also implemented some new incentive programs specifically designed to reward its entry-level associates faster, increase its active associate base and boost net sales. Net sales by country, as a percentage of consolidated net sales, including the Japan operations, which began operations on June 26, 2000, are as follows:

       Six months ended June 30,        U.S.      Canada     Australia      U.K.        Japan        Total
       --------------------------     --------  ----------  -----------  ----------  -----------  ------------
              2001...............        77.6%       14.2%         3.3%        1.0%         3.9%        100.0%
              2000...............        78.3%       13.2%         6.5%        1.4%         0.6%        100.0%

     Mannatech intends to continue to provide the highest quality of products to its consumers that will help them to achieve optimal health and wellness. In March 2001, Mannatech introduced a new chewable multi-vitamin for children called Glyco-Bears(TM). Mannatech believes the chewable vitamin will help supplement children's diets and help them optimize their health and wellness. Mannatech also intends to introduce other new products during 2001, which will further complement its current list of high-quality, proprietary products, help increase net sales and aid in achieving optimal health and wellness.

     Mannatech primarily derives its revenues from sales of its products and starter and renewal packs. Starter and renewal packs include some combination of Mannatech's proprietary products and promotional materials. An associate who purchases a starter or renewal pack may purchase Mannatech's high-quality proprietary products at wholesale prices and earn various incentives. In June 2001, Mannatech introduced its member program, which allows a member to purchase its high-quality proprietary products at 95% of the suggested retail price or 86% of the suggested retail price for an automatic order. Mannatech offers comparable starter packs in each country in which it does business; however, due to different regulatory guidelines in each country not all of Mannatech's packs are offered in all countries.

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

     On average, the wholesale value of the nutritional and topical products contained in each of Mannatech's starter and renewal packs are between 60% and 100% of the total wholesale value of the packs and the remainder of the total wholesale value, if any, consists of various promotional materials. Mannatech defers revenue received from the sale of its associate packs to the extent that the sales price is greater than the wholesale value of the individual items included in such packs. Deferred revenue is then amortized over a twelve-month period. Total deferred revenue was approximately $691,000 at December 31, 2000 and $628,000 at June 30, 2001.

     Mannatech compensates its associates by paying them commissions and incentives, which are its most significant expense. The commission structure, excluding some of the incentive bonus programs, is designed not to materially exceed 42% of commissionable net sales. In March 2001, Mannatech announced two new incentive bonus programs for its associates. The Power Plan incentive bonus pays associates for enrolling six All-Star associates and the Team incentive bonus pays associates for meeting and maintaining certain purchasing levels in their organizations. Mannatech believes these incentive programs will ultimately pay more commissions to the entry-level associate faster. Mannatech also plans to announce other changes to its worldwide compensation plan for the 2002 fiscal year; however, changes to its compensation plan are not expected to significantly change the total commission paid as a percentage of commissionable net sales. Commissions and incentives paid to associates are based on the following:

     .  associates' placement and position within the compensation plan;

     .  volume of their direct commissionable net sales;

     .  number of new enrolled associates; and

     .  achievement of certain levels to qualify for various incentive programs.

     In 2001, Mannatech believes its United States federal statutory tax rate will remain at 34%. Mannatech also pays taxes in various state jurisdictions at an approximate average effective tax rate of 3%. Mannatech expects to pay taxes in Australia, the United Kingdom and Japan at statutory tax rates ranging from 31% to 42%. The payment of such foreign taxes could result in foreign tax credits that would reduce the amount of United States taxes owed; however,

Mannatech may not be able to fully-utilize all of such foreign tax credits in the United States. Mannatech has also incurred net operating losses from its Japan subsidiary that may not be fully realizable in the future.

Results of Operations

     The following table summarizes Mannatech's operating results as a percentage of net sales for each of the periods indicated.

                                                                   Three months ended                  Six months ended
                                                                         June 30                            June 30
                                                               -------------------------           -------------------------
                                                                2000              2001              2000               2001
                                                               ------            -------           ------             ------

Net sales..............................................         100.0%            100.0%            100.0%             100.0%
       Cost of sales...................................          17.4              17.9              17.4               17.3
       Commissions.....................................          39.8              38.4              40.7               39.4
                                                               ------            ------            ------             ------
Gross profit...........................................          42.8              43.7              41.9               43.3
Operating expenses:
     Selling and administrative expenses...............          23.0              23.3              24.1               24.9
     Other operating costs.............................          20.4              17.0              19.5               17.5
     Severance expenses related to former executives...           0.0              10.5               0.0                5.1
     Write-off of fixed asset..........................           2.2               0.0               1.1                0.0
                                                               ------            ------            ------             ------
Loss from operations...................................          (2.8)             (7.1)             (2.8)              (4.2)

        Interest income................................           0.5               0.2               0.5                0.2
        Interest expense...............................           0.0               0.0               0.0                0.0
        Other income (expense), net....................          (0.1)              0.0              (0.2)              (0.1)
                                                               ------            ------            ------             ------
Loss before income taxes and cumulative effect of
 accounting change.....................................          (2.4)             (6.9)             (2.5)              (4.1)
Income tax benefit.....................................           0.7               0.5               0.8                0.6
                                                               ------            ------            ------             ------
Loss before cumulative effect of accounting change...            (1.7)             (6.4)             (1.7)              (3.5)
Cumulative effect of accounting change, net of
        tax............................................           0.0               0.0              (0.2)               0.0
                                                               ------            ------            ------             ------

Net loss...............................................          (1.7)%            (6.4)%            (1.9)%             (3.5)%
                                                               ======            ======            ======             ======

Number of starter packs sold...........................        31,136            16,599            63,674             33,179
Number of renewal packs sold...........................        14,227             9,424            32,464             24,312
                                                               ------            ------            ------             ------
Total number of packs sold.............................        45,363            26,023            96,138             57,491
                                                               ======            ======            ======             ======
Total associates canceling associate status............         1,225             1,149             3,721              2,366
                                                               ======            ======            ======             ======

Three months ended June 30, 2001 compared with the three months ended June 30, 2000

     Net sales. Net sales decreased (16.7%) to $32.5 million for the three months ended June 30, 2001 from $39.0 million for the comparable period in 2000. This decrease was primarily composed of the following:

    . A decrease of 19% in the active associate base. An active associate is defined as having purchased packs or products in the last twelve months.

    . The decrease was partially offset by a 7% increase in the sales prices of finished goods implemented in March 2001, a $2.3 million increase from opening its Japan operations on June 26, 2000 and the sale of several new products including ImmunoStart(TM), Optimal Health Pack(TM) and GlycoBears(TM).

     Cost of sales. Cost of sales decreased (14.7%) to $5.8 million for the three months ended June 30, 2001 from $6.8 million for the comparable period in 2000. As a percentage of net sales, cost of sales increased to 17.9% for the three months ended June 30, 2001 from 17.4% for the comparable period in 2000. The increase in cost of sales as a percentage of net sales was primarily due to a write-off of some outdated promotional materials totaling $381,000 and a change in the product mix of finished goods sold partially offset by the 7% price increase for some of its finished goods, implemented in March 2001. The dollar decrease was primarily due to a decrease in the volume of finished goods sold partially offset by the write-off of certain outdated promotional materials totaling $381,000.

     Commissions. Commissions consist of payments to associates for their sales activity and downline growth. Commissions decreased (19.9%) to $12.5 million for the three months ended June 30, 2001 from $15.6 million for the comparable period in 2000. As a percentage of net sales, commissions decreased to 38.4% for the three months ended June 30, 2001 from 39.8% for the comparable period in 2000. The dollar decrease was the direct result of a decrease in commissionable net sales resulting from a 19% decrease of active associates partially offset by the payment of commissions for two new incentive programs called the Power Plan incentive bonus and Team incentive bonus.

     Gross profit. Gross profit decreased (15.0%) to $14.2 million for the three months ended June 30, 2001 from $16.7 million for the comparable period in 2000. As a percentage of net sales, gross profit increased to 43.7% for the three months ended June 30, 2001 from 42.8% for the comparable period in 2000. These changes were primarily attributable to the factors described above.

     Selling and administrative expenses. Selling and administrative expenses are a mixture of both fixed and variable expenses and include compensation, shipping and freight and marketing expenses. Selling and administrative expenses decreased (15.6%) to $7.6 million for the three months ended June 30, 2001 from $9.0 million for the comparable period in 2000. As a percentage of net sales, selling and administrative expenses increased slightly to 23.3% for the three months ended June 30, 2001 from 23.0% for the comparable period in 2000, which was the result of the inability to reduce some of its fixed and semi-variable expenses. The dollar decrease was primarily due to the following:

     . a decrease of ($531,000) in compensation and benefits due to the reduction in the current head count including the resignation of four executives;

     . a decrease of ($651,000) in freight cost resulting from a decrease in net sales; and

     . a decrease of ($231,000) in marketing expense, which was the result of hosting various preopening events for its new Japan operations in June 2000.

     Other operating costs. Other operating costs include utilities, depreciation, travel, office expenses and printing expenses. Other operating costs decreased (30.4%) to $5.5 million for the three months ended June 30, 2001 from $7.9 million for the comparable period in 2000. As a percentage of net sales, other operating costs decreased to 17.0% for the three months ended June 30, 2001 from 20.4% for the comparable period in 2000. The decrease was primarily due to the following:

     . a decrease of ($381,000) related to variable expenses associated with the decline in net sales and the curtailment of certain operating expenses;

     . a decrease of ($1.2 million) relating to the reduction in long-distance telephone expenses, postage, consulting and international travel related to the international expansion which was substantially completed in 2000;

     . a decrease of ($505,000) related to the Gryphon lawsuit settlement recorded in the prior year and the completion of several projects by outside consultants;

     . a decrease of ($107,000) related to receiving a property tax abatement for our corporate offices; and

     . a decrease of ($200,000) from the prior year related to the buyout of Ray Robbins last remaining incentive agreement in 2000, which was initially canceled in July 1999.

     Severance expenses related to former executives. In the second quarter of 2001, management entered into three separation agreements with former executives who had employment agreements for a one-time charge of $3.4 million. The $3.4 million consisted of compensation related to the cancellation of their employment agreements, accrued vacation, health insurance and automobile expenses that will be paid to the former employees at various times through 2004.

     Write-off of fixed asset. In the second quarter of 2000, management determined its Internet subsidiary Internet Health Group, Inc's fixed asset having a book value of $870,000 was impaired and should be written off. The write-off was a result of the continuation of the poor performance of the subsidiary, which discontinued operations as of December 29, 2000.

     Interest income. Interest income decreased (67.0%) to $59,000 for the three months ended June 30, 2001 from $179,000 for the comparable period in 2000. As a percentage of net sales, interest income decreased to 0.2% for the three months ended June 30, 2001 from 0.5% for the comparable period in 2000. The dollar decrease was primarily due to using investments to fund current year operations.

     Interest expense. Interest expense decreased (65.0%) to $7,000 for the three months ended June 30, 2001 from $20,000 for the comparable period in 2000. As a percentage of net sales, interest expense remained the same at 0.0% for both the three months ended June 30, 2001 and the comparable period in 2000. The dollar decrease was primarily due to the pay off of an existing note and a capital lease.

     Other income (expense),net. Other income (expense), net consists of foreign currency translation adjustments relating to its United Kingdom and Australia operations and miscellaneous non-operating items. Other income (expense), net increased to $12,000 for the three months ended June 30, 2001 from ($22,000) for the comparable period in 2000. As a percentage of net sales, other income (expense), net increased to 0.0% for the three months ended June 30, 2001 from (0.1%) for the comparable period in 2000. For the three months ended June 30, 2001 and 2000, other income (expense), net consisted primarily of currency translation adjustments.

     Income tax benefit. Income tax benefit was $165,000 for the three months ended June 30, 2001 and $271,000 for the comparable period in 2000. Mannatech's effective tax rate decreased to 7.4% for the three months ended June 30, 2001 from 28.6% for the comparable period in 2000. Mannatech's effective tax rate decreased primarily as a result of the establishment of a valuation allowance for the net operating losses from its Japan subsidiary.

     Cumulative effect of accounting change, net of tax. In the fourth quarter of 2000, Mannatech adopted Staff Accounting Bulletin No. 101 " Revenue Recognition in Financial Statements" ("SAB 101"), which resulted in a one-time charge of $210,000, net of tax of $126,000 for the cumulative effect of the accounting change. SAB 101 required Mannatech to defer the recognition of revenues until the consumers receive the products shipped.

     Net loss. Net loss increased 206.5% to ($2.1) million for the three months ended June 30, 2001 from ($677,000) for the comparable period in 2000. As a percentage of net sales, the net loss increased to (6.4%) for the three months ended June 30, 2001 from (1.7%) for the comparable period in 2000. The dollar increase was due to recording a one-time charge of $3.4 million related to the resignation of three executives, a decrease in net sales of (16.7%) due to the 19% decrease in the active associate base, partially offset by the curtailment of various operating expenses and no longer incurring expenses related to its Internet subsidiary and international expansion. For the three months ended June 30, 2001, Mannatech would have reported Income before income taxes of $1.2 million exclusive of the one-time charge of $3.4 million.

Six months ended June 30, 2001 compared with the six months ended June 30, 2000

     Net sales. Net sales decreased (15.2%) to $66.7 million for the six months ended June 30, 2001 from $78.7 million for the comparable period in 2000. This decrease was primarily composed of the following:

     . A decrease of 19% in the active associate base. An active associate is defined as having purchased packs or products in the last twelve months.

     . This decrease was partially offset by a 7% sales price increase in some of its finished goods implemented in March 2001, a $3.7 million increase from opening Japan on June 26, 2000 and the sale of several new products including ImmunoStart(TM), Optimal Health Pack(TM) and GlycoBears(TM).

     Cost of sales. Cost of sales decreased (16.1%) to $11.5 million for the six months ended June 30, 2001 from $13.7 million for the comparable period in 2000. As a percentage of net sales, cost of sales decreased to 17.3% for the six months ended June 30, 2001 from 17.4% for the comparable period in 2000. The slight decrease in cost of sales as a percentage of net sales was primarily due to a change in the product mix of finished goods sold and the 7% price increase for some of its finished goods, implemented in March 2001. The dollar amount decrease was primarily due to a decrease in the volume of finished goods sold.

     Commissions. Commissions consist of payments to associates for sales activity and downline growth. Commissions decreased (18.1%) to $26.3 million for the six months ended June 30, 2001 from $32.1 million for the comparable period in 2000. As a percentage of net sales, commissions decreased to 39.4% for the six months ended June 30, 2001 from 40.7% for the comparable period in 2000. The dollar decrease was the direct result of a decrease in commissionable net sales and a 19% decrease in active associates partially offset by the payment of two new incentive programs called the Power Plan incentive bonus and Team incentive bonus.

     Gross profit. Gross profit decreased (12.4%) to $28.9 million for the six months ended June 30, 2001 from $33.0 million for the comparable period in 2000. As a percentage of net sales, gross profit increased to 43.3% for the six months ended June 30, 2001 from 41.9% for the comparable period in 2000. These changes were primarily attributable to the factors described above.

     Selling and administrative expenses. Selling and administrative expenses are a mixture of both fixed and variable expenses and include compensation, shipping and freight and marketing expenses. Selling and administrative expenses decreased (12.2%) to $16.6 million for the six months ended June 30, 2001 from $18.9 million for the comparable period in 2000. As a percentage of net sales, selling and administrative expenses increased to 24.9% for the six months ended June 30, 2001 from 24.1% for the comparable period in 2000, which was the result of the inability to reduce some of the fixed and semi-variable expenses. The dollar decrease was primarily due to the following:

     . a decrease of ($584,000) in compensation and benefits related to a reduction in the current head count including the resignation of various executives;

     . a decrease of ($828,000) in freight cost resulting from a decrease in net sales;

     . a decrease of ($676,000) in marketing expense, which was the result of hosting various preopening events for its Japan operations in June 2000; and

     . a decrease of ($252,000) in advertising due to the discontinuance of certain advertising and no longer incurring advertising expense related to the Internet subsidiary - Internet Health Group, Inc, which discontinued operations on December 29, 2000.

     Other operating costs. Other operating costs include utilities, depreciation, travel, office expenses and printing expenses. Other operating costs decreased (24.0%) to $11.7 million for the six months ended June 30, 2001 from $15.4 million for the comparable period in 2000. As a percentage of net sales, other operating costs decreased to 17.5% for the six months ended June 30, 2001 from 19.5% for the comparable period in 2000. The percentage decrease was the result of management making a concerted effort to curtail expenses. The dollar decrease was primarily due to the following:

     . a decrease of ($1.6 million) related to variable expenses associated with a decrease in net sales and the curtailment of certain operating expenses;

     . a decrease of ($2.0 million) in expenses related to travel, consulting, postage and telephone expenses incurred in the prior year related to the expansion into the United Kingdom and Japan;

     . a decrease of ($200,000) from the prior year related to the buyout of Ray Robbins last remaining incentive agreement in 2000, which was initially canceled in July 1999;

     . a decrease of ($105,000) related to license fees paid to a third party for the Internet subsidiary, which discontinued operations on December 29, 2000;

     . partially offset by an increase of $317,000 in depreciation and professional fees related to our recent expansion into Japan.

     Severance expenses related to former executives. In the second quarter of 2001, management entered into three separation agreements with the former executives for a one-time charge of $3.4 million. The $3.4 million consisted of compensation related to the cancellation of their employment agreements, accrued vacation, health insurance and automobile expenses that will be paid to the former employees at various times through 2004.

     Write-off of fixed asset. In the second quarter of 2000, management determined the Internet subsidiary, Internet Health Group, Inc.'s, fixed asset with a book value of $870,000 was impaired and should be written off. The write-off was a result of the continuation of the poor performance of the subsidiary, which discontinued operations as of December 29, 2000.

     Interest income. Interest income decreased (63.0%) to $156,000 for the six months ended June 30, 2001 from $422,000 for the comparable period in 2000. As a percentage of net sales, interest income decreased to 0.2% for the six months ended June 30, 2001 from 0.5% for the comparable period in 2000. The dollar decrease was primarily due to using investments to fund current year operations.

     Interest expense. Interest expense decreased (62.8%) to $16,000 for the six months ended June 30, 2001 from $43,000 for the comparable period in 2000. As a percentage of net sales, interest expense remained the same at 0.0% for both the six months ended June 30, 2001 and the comparable period in 2000. The dollar decrease was primarily due to the pay off and repayment of an existing note and various capital leases.

     Other income (expense), net. Other income (expense), net consists of foreign currency translation adjustments related to the United Kingdom and Australia operations and miscellaneous non-operating items. Other income (expense), net decreased (23.9%) to ($102,000) for the six months ended June 30, 2001 from ($134,000) for the comparable period in 2000. As a percentage of net sales, other income (expense), net decreased to 0.1% for the six months ended June 30, 2001 from 0.2% for the comparable period in 2000. For the six months ended June 30, 2001, other income (expense), net consisted primarily of currency exchange losses due to currency translation fluctuations. For the six months ended June 30, 2000, other income (expense), net consisted of approximately $36,000 in certain tax penalties and the remainder related to the currency exchange losses due to currency translation fluctuations.

     Income tax benefit. Income tax benefit was $376,000 for the six months ended June 30, 2001 and $627,000 for the comparable period in 2000. Mannatech's effective tax rate decreased to 13.6% for the six months ended June 30, 2001 from 32.2% for the comparable period in 2000. Mannatech's effective tax rate decreased primarily as a result of the establishment of a valuation allowance for the net operating losses from its Japan subsidiary.

     Cumulative effect of accounting change, net of tax. In the fourth quarter of 2000, Mannatech adopted Staff Accounting Bulletin No. 101 " Revenue Recognition in Financial Statements" ("SAB 101"), which resulted in a one-time charge of $210,000, net of tax of $126,000 for the cumulative effect of the accounting change. SAB 101 required Mannatech to defer the recognition of revenues until the consumers receive the products shipped.

     Net loss. Net loss increased 60.0% to ($2.4 million) for the six months ended June 30, 2001 from ($1.5 million) for the comparable period in 2000. As a percentage of net sales, net loss increased to (3.5%) for the six months ended June 30, 2001 from (1.9%) for the comparable period in 2000. The dollar increase was due to recording a one-time charge of $3.4 million related to the resignation of various executives who held employment agreements, a decrease in net sales of (15.2%), which was a direct result of a 19% decrease in the active associates, partially offset by the curtailment of various operating expenses and no longer incurring expenses related to its Internet subsidiary and international expansion. For the six months ended June 30, 2001, Mannatech would have reported Income before income taxes of $660,000, exclusive of the one-time charge of $3.4 million.

Liquidity and Capital Resources

     Historically, Mannatech has funded its business objectives, working capital and operations through its cash flows from operations. Mannatech's working capital decreased to $6.5 million as of June 30, 2001 from $7.3 million at December 31, 2000. In 2000, Mannatech funded approximately $4.4 million for expansion into Japan and $4.1 million for operations for its Internet subsidiary-Internet Health Group, Inc. In 2001, Mannatech funded $1.9 million in payments for the resignation of various executives holding employment agreements, which totaled $3.4 million and reported a decrease of 15.2% in net sales. Mannatech plans to continue to fund its business objectives, working capital and operations through its current cash flows from operations.

          Provided by (used in)       June 30, 2001        June 30, 2000
          --------------------        -------------        -------------
          Operating activities           $  128,000            $ 672,000
          Investing activities            ($353,000)       ($1.8 million)
          Financing activities        ($1.7 million)            ($65,000)


     Operating activities. For the six months ended June 30, 2000, operating activities primarily related to international expansion into the United Kingdom and Japan, which resulted in a net loss of ($1.5 million) combined with an increase in inventory of ($1.5 million), prepaids of ($372,000) partially offset by an increase in payables of $1 million. For the six months ended June 30, 2001, operating activities primarily related to a one-time charge of $3.4 million related to the resignation of three executives, which resulted in a net loss of ($2.4 million) combined with a decrease in payables and accrued expenses of ($300,000), partially offset by a decrease in inventories of $762,000 due to the closing of the Internet subsidiary and completion of its planned international expansion.

     Investing activities. For the six months ended June 30, 2000, investing activities consisted of purchases of computer hardware and software and the build out of the Japan facility totaling $3.4 million, partially offset by the maturing of investments of $1.4 million. The investments were primarily used to fund the expansion into Japan. For the six months ended June 30, 2001, investing activities consisted of purchases of property and equipment totaling $493,000 for the data warehouse software project, partially offset by the repayment of notes receivable due from shareholders of $137,000.

     Financing activities. For the six months ended June 30, 2000, financing activities consisted of the payoff and repayment of various capital leases and notes payable totaling $359,000, partially offset by the receipt of $294,000 related to the exercise of 210,700 stock options at prices per share ranging from $1.35 to $2.00. For the six months ended June 30, 2001, financing activities consisted of the payment of cash overdrafts of $1.0 million and repurchasing 369,397 shares of common stock from Mr. Charles Fioretti totaling $406,000 pursuant to the lock-up and repurchase agreement with him. Under the terms of his agreement, Mannatech is required through February 3, 2002, to purchase $83,333.33 worth of Mr. Charles Fioretti's common stock each month valued at 90% of the current fair market price. In exchange for the repurchase of his stock, Mr. Charles Fioretti is prohibited from trading his shares of Mannatech common stock through March 2, 2002, unless prior approval is obtained from the Board of Directors.

     Mannatech believes its existing liquidity, capital resources and bank borrowings, coupled with the continuation of the suspension of dividend payments to shareholders should be adequate to fund its business operations and commitments for at least the next twelve months including the following:

        . In March 2001, Mannatech committed to fund up to $1 million to redevelop its core software database application onto a more easily maintainable architecture, which will also expand the information available to its associates using its corporate website. This project, known as the data warehouse project, is scheduled to be substantially complete by the winter of 2001.

        . Funding the payments related to the recent resignations of Mr. Anthony Canale, Ms. Deanne Varner, Mr. Charles Fioretti and Mr. Patrick Cobb. Under the terms of the various separation agreements, Mannatech is required to pay, in the future, an aggregate amount of $2.9 million, of which $1.8 million will be paid over the next twelve-months.

        . Funding the payments of its annual insurance premiums, totaling $900,000, which Mannatech has historically funded over ten monthly installments payable to various finance companies.

     Mannatech has no other present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities. Mannatech believes any future changes in its operations may consume available capital resources faster than anticipated and its existing capital requirements depends on numerous factors, including:

        .  the introduction of new high-quality proprietary products;

        . a change in the number of associates and the retention of the current associate base; and

        .  research and development efforts.

     If existing capital resources and cash flows become insufficient to meet Mannatech's business plans and existing capital requirements, Mannatech would be required to raise additional funds, which it cannot assure will be available on favorable terms, if at all.

Recent Financial Accounting Standards Board Statements

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133 "Accounting for Derivative, Instruments and Hedging Activities" ("FAS 133"). This statement establishes accounting and reporting standards for hedging activities and derivative financial instruments, including certain derivative financial instruments embedded in other contracts. In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standard No. 137, which defers the effective date of FAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addressed certain issues causing implementation difficulties. The adoption of this statement did not have, nor is it expected to have, any future material impact on Mannatech's consolidated financial position, results of operations or cash flows.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangibles Assets."

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16 "Business Combinations." The most significant changes made by SFAS 141 are that it requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for recognition of certain intangibles assets separately from goodwill and requires the immediate write-off of unallocated negative goodwill.

     SFAS 142 supercedes Accounting Principles Board Opinion No. 17 "Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits goodwill and indefinite lived intangible assets from being amortized and requires them to be annually tested for impairment at each reporting unit level. In addition, SFAS 142 removes the limitation of forty years for the useful lives of finite intangible assets.

     Mannatech believes SFAS 141 and SFAS 142 will have no effect on its consolidated financial positions, results of operations or cash flows.

Outlook

     Mannatech believes its outlook for the remainder of 2001 and looking forward into 2002 will be contingent upon the success of retaining its current associate base, its ability to introduce new high-quality, proprietary products, expanding its international sales to support the operations of its international subsidiaries, its ability to minimize any disruption caused by the recent resignation of former executives and effectively communicate the impact of the changes in its compensation plans to its associates.

     Mannatech believes it has refocused its associate's attentions from the recent management changes and international expansion back to the core business of selling. Mannatech also believes it has developed a plan to help stabilize its associate base and return to a growth position operating in the nutritional supplements industry, which helps to provide optimal health and wellness.

Forward-Looking Statements

     Some of our statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and Notes to Consolidated Financial Statements and elsewhere in this report may constitute "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995. Opinions, forecasts, projections, guidance or other statements other than statements of historical fact are considered forward-looking statements and reflects Mannatech's current views about future events and financial performance. These forward-looking statements are subject to certain events, risks and uncertainties that may be outside Mannatech's control. Some of these forward-looking statements include statements regarding:

     . existing cash flows being adequate to fund its current business operations;

     . beliefs that the new incentive plans will pay entry-level associates faster and increase net sales;

     .  commissions not exceeding 42% of commissionable sales;

     . the value of the United State dollar not materially effecting its overall financial results;

     . establishment of certain policy, procedures and internal processes to combat any exposure to market risk;

     . actual impact of future market changes due to future exposure to currency rate fluctuations;

     . management's plans, objectives and budgets for its future operations and future economic performance;

     . capital budget and future capital requirements relating to the data warehouse project and payments to executives;

     .  maintaining the level of future expenditures;

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

     .  retention of its associate base;

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

     In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential," "in the future" or "continue" or the negative of such terms and other comparable terminology. Readers are cautioned when considering these forward-looking statements, to keep in mind these risk and uncertainty factors and or any other cautionary statements in this report as all of the forward-looking statements contained herein speak only as of the date of this report. Mannatech also cautions its readers that it believes it has not obligation to update or revise these forward-looking statements to reflect new events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Mannatech does not engage in trading market risk sensitive instruments and does not purchase investments and hedges for purposes "other than trading," that are likely to expose it to certain types of market risk, including interest rate, commodity price or equity price risk. Mannatech has investments, but there has been no material change in its exposure to interest rate risk. Mannatech has not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps.

     Mannatech is exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect Mannatech's financial results. Changes in exchange rates may positively or negatively affect its financial results, as expressed in United States dollars. When the United States dollar increases against currencies in which products are sold or when the exchange rate weakens against currencies in which Mannatech incurs costs, net sales or costs may be adversely affected.

     Mannatech has established certain policies, procedures and internal processes, which it believes will help monitor any significant market risks. Currently, Mannatech does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech's assets, obligations and projected transactions denominated in foreign currency. Based upon its overall currency rate exposure at June 30, 2001, Mannatech believes the actual impact of future market changes could differ materially due to, among other things, factors discussed in this report. Mannatech believes it cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, it may have on its future business, product pricing, consolidated financial position, results of operations or cash flows; however, Mannatech believes it closely monitors current fluctuations for exposure to such market risk. Currently, the foreign currencies in which Mannatech has exposure to foreign currency exchange rate risk include Australia, the United Kingdom and Japan. The high and low currency exchange rates to the United States dollar, for each of these countries, for the six months ended June 30, 2001 are as follows:


            Country/Currency                           High        Low
            ----------------                         --------    --------
            Australia/Dollar......................   $0.57220    $0.47730
            United Kingdom/British Pound..........   $1.51030    $1.36770
            Japan/Yen.............................   $0.00880    $0.00788

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material changes in, or additions to, the legal proceedings previously reported in Mannatech's Annual Report on Form 10-K (File No. 000-24657) for 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

           a.) Mannatech held its 2001 Annual Shareholders Meeting on June 5, 2001 and the two proposals were described in detail in our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001, which is attached herein as Exhibit 22.

           b.) Charles Fioretti, Jules Zimmerman and Samuel Caster were elected to continue to serve as Class II directors until the 2004 Annual Shareholders Meeting. Roger Beutner was elected to replace Anthony Canale, who resigned from the Board on June 4, 2001. Mr. Beutner will serve as a Class I director until the 2003 Annual Shareholders Meeting. Mr. Ray Robbins was also elected to serve as a Class I director until the 2003 Annual Shareholders Meeting.

           c.)  The voting for the two proposals were as follows:

                Each of the five directors were approved according to the following tabulated votes:


             Director                     For            Against or withheld
             --------                     ---            -------------------
          Charles Fioretti              15,837,543             6,487,029
          Jules Zimmerman               13,727,319             8,597,253
           Samuel Caster                22,231,621                92,951
           Roger Beutner                13,615,652             8,708,920
            Ray Robbins                 20,889,020             1,435,552

                The appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2001 was ratified according to the following votes:



               For                Against or withheld        Abstentions
               ---                -------------------        -----------
            20,468,619                  302,594               1,553,359

           d.)  None.

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

3.7        Third Amended and Restated Bylaws of Mannatech dated April 27, 2001.*

4.1        Specimen Certificate representing Mannatech's common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech's Amendment No. 1 to Form S-1 (File No.
           333-63133) filed with the Commission on October 28, 1998.

10.1       Separation Agreement dated May 2, 2001 between Mannatech and Ms. Deanne Varner, incorporated herein by reference to Exhibit 10.5 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2001.

10.2       Separation Agreement and Full and Final Release dated June 4, 2001 between Mannatech and Mr. Charles E. Fioretti, incorporated herein by reference to Exhibit 99.1 to Mannatech's Form 8-K (File No. 000-24657) filed with the
           Commission on June 11, 2001.

10.3       Separation Agreement and General Release dated June 26, 2001 between Mannatech and Mr. Patrick D. Cobb, incorporated herein by reference to Exhibit 99.1 to Mannatech's Form 8-K (File No. 000-24657) filed with the
           Commission on June 26, 2001.

22         Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 (File No. 000-24657)
           filed with the Commission on April 27, 2001.

 _______________
* Filed herewith.

     (b)  Reports on Form 8-K.

              On June 11, 2001, Mannatech filed a Form 8-K (File No. 000-24657) with the Securities and Exchange Commission in connection with the resignation of the Chairman of the Board and employee, Mr. Charles E. Fioretti. Mr. Fioretti continued to serve as a director on the Board of Directors. As a result of the resignation, Mannatech entered into a Separation Agreement and Full and Final Release (the "Separation Agreement") with Mr. Fioretti. Under the terms of the Separation Agreement, Mannatech agreed to pay Mr. Fioretti $1.2 million and buy an additional 50,000 shares of his common stock at a price of $1.45 per share, which was the closing price of the stock on June 4, 2001. The previous Lock-Up Agreement dated August 8, 2000 with Mr. Fioretti will continue; however, the due date of the Renewal and Extension Promissory Note with Mr. Fioretti dated February 17, 1999 was modified to continue to accrued interest at 6.0%, with the remaining principal of $127,121.47 plus accrued interest extended to the earlier of (i) February 17, 2011 or (ii) thirteen days after the date that Mr. Fioretti no longer owns at least 100,000 shares of Mannatech's common stock.

               On June 26, 2001, Mannatech also filed a Form 8-K (File No. 000-24657) with the Securities and Exchange Commission in connection with the resignation of the Executive Vice President of International Finance, Mr. Patrick D. Cobb. As a result of the resignation, Mannatech entered into a Separation Agreement and General Release (the "Separation Agreement") with Mr. Cobb. Under the terms of the Separation Agreement, Mannatech agreed to pay Mr. Cobb $900,000, transfer title of his leased automobile and grant Mr. Cobb a total of 60,000 non-qualified stock options, which are exercisable through June 30, 2011 at prices ranging from $2.25 per share to $4.00 per share.

                                   SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MANNATECH, INCORPORATED


August 13, 2001                   /S/ ROBERT M. HENRY
                                  ---------------------------------------
                                        Robert M. Henry
                                     Chief Executive Officer and Director
                                     (principal executive officer)


August 13, 2001                   /S/ STEPHEN D. FENSTERMACHER
                                  ---------------------------------------
                                        Stephen D. Fenstermacher
                                     Senior Vice President and Chief Financial
                                       Officer
                                       (principal financial officer)

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

3.7        Third Amended and Restated Bylaws of Mannatech dated April 27, 2001.*

4.1        Specimen Certificate representing Mannatech's common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech's Amendment No. 1 to Form S-1 (File No.
           333-63133) filed with the Commission on October 28, 1998.

10.1       Separation Agreement dated May 2, 2001 between Mannatech and Ms. Deanne Varner, incorporated herein by reference to Exhibit 10.5 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2001.

10.2       Separation Agreement and Full and Final Release dated June 4, 2001 between Mannatech and Mr. Charles E. Fioretti, incorporated herein by reference to Exhibit 99.1 to Mannatech's Form 8-K (File No. 000-24657) filed with the
           Commission on June 11, 2001.

10.3       Separation Agreement and General Release dated June 26, 2001 between Mannatech and Mr. Patrick D. Cobb, incorporated herein by reference to Exhibit 99.1 to Mannatech's Form 8-K (File No. 000-24657) filed with the
           Commission on June 26, 2001.

22         Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 (File No. 000-24657)
           filed with the Commission on April 27, 2001 .


 _______________
* Filed herewith.