Form 10-Q
period 2001-09-30
MANNATECH INC
filed 2001-11-14
CIK 1056358

                                      2001
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 1, 2001, the number of shares outstanding of the registrant's sole class of common stock, par value $0.0001 per share was 25,051,301.

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
Part I - FINANCIAL INFORMATION

      Item 1. Financial Statements.......................................................................      1
           Consolidated Balance Sheets...................................................................      1
           Consolidated Statements of Operations.........................................................      2
           Consolidated Statements of Cash Flows.........................................................      3
           Notes to Consolidated Financial Statements....................................................      4

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......      8
           Overview......................................................................................      8
           Results of Operations.........................................................................     11
           Three-months ended September 30, 2001 compared with the three-months ended
                September 30, 2000.......................................................................     11
           Nine-months ended September 30, 2001 compared with the nine-months ended
                September 30, 2000.......................................................................     13
           Liquidity and Capital Resources...............................................................     15
           Recent Financial Accounting Standards Board Statements........................................     16
           Outlook.......................................................................................     17
           Forward-looking Statements....................................................................     17

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................     19

Part II - OTHER INFORMATION

      Item 1.  Legal Proceedings.........................................................................     19
      Item 2.  Changes in Securities and Use of Proceeds ................................................     19
      Item 3.  Defaults Upon Senior Securities...........................................................     20
      Item 4.  Submission of Matters to a Vote of Security Holders.......................................     20
      Item 5.  Other Information.........................................................................     20
      Item 6.  Exhibits and Reports on Form 8-K..........................................................     20
      Signatures.........................................................................................     22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             MANNATECH, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                  December      September
                                                                                                     31,           30,
                                                                                                    2000          2001
                                                                                                  --------      --------
                                                                                                               (Unaudited)
                                     ASSETS
Cash and cash equivalents ...................................................................     $  5,736      $  5,797
Accounts receivable, less allowance for doubtful accounts of $58 in 2000 and 2001  ..........          692           948
Income tax receivable .......................................................................        2,300         1,718
Current portion of notes receivable-shareholders ............................................          187           119
Inventories .................................................................................       13,326        10,302
Prepaid expenses and other current assets ...................................................          745         1,448
Deferred tax assets .........................................................................        1,201         1,199
                                                                                                  --------      --------
      Total current assets ..................................................................       24,187        21,531
Property and equipment, net .................................................................       13,324        11,294
Notes receivable-shareholders, excluding current portion ....................................          390           327
Other assets ................................................................................        1,000           859
Long-term investments .......................................................................            1            --
                                                                                                  --------      --------
      Total assets ..........................................................................     $ 38,902      $ 34,011
                                                                                                  ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of capital leases and notes payable .........................................     $    301      $    526
Accounts payable ............................................................................        4,309           453
Accrued expenses ............................................................................       11,768        13,164
Accrued compensation to related parties (Note 4) ............................................          520         1,582
                                                                                                  --------      --------
      Total current liabilities .............................................................       16,898        15,725
Capital leases and notes payable, excluding current portion .................................           27            --
Accrued compensation to related parties (Note 4) ............................................          500         1,100
Deferred tax liabilities ....................................................................        1,752           917
                                                                                                  --------      --------
      Total liabilities .....................................................................       19,177        17,742
                                                                                                  --------      --------
Commitments and contingencies (Notes 4 and 5) ...............................................           --            --
Commitment to repurchase common stock (Note 5) ..............................................        1,000            --

Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and                     --            --
   outstanding ..............................................................................
Common stock, $0.0001 par value, 99,000,000 shares authorized, 25,051,301 shares issued
   and 24,929,173 outstanding in 2000, 25,051,301 issued and outstanding in 2001 ............            3             3
Additional paid-in capital ..................................................................       17,949        17,949

Note receivable due from shareholders (Note 5) ..............................................         (167)         (815)
Retained earnings (deficit) .................................................................        2,798          (436)
Accumulated other comprehensive loss--foreign currency translation adjustment ...............         (321)         (432)
                                                                                                  --------      --------
                                                                                                    20,262        16,269
Less treasury stock, at cost, 122,128 shares in 2000 and 0 shares in 2001 and a commitment
   to repurchase common stock of $1,000 in 2000 (Note 5) ....................................       (1,537)           --
                                                                                                  --------      --------
      Total shareholders' equity ............................................................       18,725        16,269
                                                                                                  --------      --------
      Total liabilities, commitment to repurchase common stock and shareholders' equity .....     $ 38,902      $ 34,011
                                                                                                  ========      ========

          See accompanying notes to consolidated financial statements.

                             MANNATECH, INCORPORATED
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
              AND THE NINE-MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                  (in thousands, except per share information)

                                                                Three-months ended           Nine-months ended
                                                                   September 30                 September 30
                                                              ----------------------      -----------------------
                                                                 2000         2001           2000           2001
                                                                 ----         ----           ----           ----
Net Sales ...............................................     $ 37,364      $ 30,307      $ 116,096      $ 97,017
                                                              --------      --------      ---------      --------

Cost of Sales ...........................................        6,776         5,590         20,469        17,130
Commissions .............................................       15,294        12,171         47,346        38,465
                                                              --------      --------      ---------      --------
                                                                22,070        17,761         67,815        55,595
                                                              --------      --------      ---------      --------
    Gross profit ........................................       15,294         2,546         48,281        41,422
                                                              --------      --------      ---------      --------

Operating Expenses:
    Selling and administrative expenses .................        8,054         7,180         26,988        23,784
    Other operating costs ...............................        8,549         5,503         23,922        17,153
    Severance expenses related to former executives .....          125            --            125         3,420
    Write-off of fixed asset ............................           --            --            870            --
                                                              --------      --------      ---------      --------
      Total operating expenses ..........................       16,728        12,683         51,905        44,357
                                                              --------      --------      ---------      --------

Loss from operations ....................................       (1,434)         (137)        (3,624)       (2,935)

Interest income .........................................          139            53            561           208
Interest expense ........................................          (15)           (9)           (58)          (24)
Other expense, net ......................................         (250)          (30)          (383)         (132)
                                                              --------      --------      ---------      --------
Loss before income taxes and cumulative effect of
  accounting change .....................................       (1,560)         (123)        (3,504)       (2,883)
Income tax (expense) benefit ............................          357          (182)           984           194
                                                              --------      --------      ---------      --------

Loss before cumulative effect of accounting change ......       (1,203)         (305)        (2,520)       (2,689)
Cumulative effect of accounting change, net of tax of
  $126 ..................................................           --            --           (210)           --
                                                              --------      --------      ---------      --------

Net loss ................................................     $ (1,203)     $   (305)     $  (2,730)     $ (2,689)
                                                              ========      ========      =========      ========

Earnings (loss) per common share - Basic:
    Before cumulative effect of accounting change .......     $  (0.05)     $  (0.01)     $   (0.10)     $  (0.11)
    Cumulative effect of accounting change ..............           --            --          (0.01)           --
                                                              --------      --------      ---------      --------
    Net .................................................     $  (0.05)     $  (0.01)     $   (0.11)     $  (0.11)
                                                              ========      ========      =========      ========

Earnings (loss) per common share - Diluted:
    Before cumulative effect of accounting change .......     $  (0.05)     $  (0.01)     $   (0.10)     $  (0.11)
    Cumulative effect of accounting change ..............           --            --          (0.01)           --
                                                              --------      --------      ---------      --------
    Net .................................................     $  (0.05)     $  (0.01)     $   (0.11)     $  (0.11)
                                                              ========      ========      =========      ========

Weighted-average common shares outstanding
    Basic ...............................................       24,984        24,367         24,945        24,614
                                                              ========      ========      =========      ========

    Diluted .............................................       24,984        24,367         24,945        24,614
                                                              ========      ========      =========      ========

          See accompanying notes to consolidated financial statements.

                             MANNATECH, INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                 (in thousands)

                                                                                                       2000          2001
                                                                                                       ----          ----
Cash flows from operating activities:
Net loss .......................................................................................     $ (2,730)     $(2,689)
Adjustments to reconcile the net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization ................................................................        2,662        2,911
  Write-off of a fixed asset ...................................................................          870           --
  Loss on disposal of assets ...................................................................          423          126
  Tax benefit from exercise of stock options ...................................................          239           --
  Cumulative effect of accounting change, net of tax ...........................................          210           --
  Deferred income tax expense (benefit) ........................................................           29         (833)
  Changes in operating assets and liabilities:
    Accounts receivable ........................................................................           27         (274)
    Income tax receivable ......................................................................       (1,393)         582
    Inventories ................................................................................         (866)       2,968
    Prepaid expenses and other current assets ..................................................         (390)          61
    Other assets ...............................................................................          151          142
    Accounts payable ...........................................................................         (971)      (2,386)
    Accrued expenses and accrued compensation to related parties ...............................          879        3,067
                                                                                                     --------      -------
      Net cash provided by (used in) operating activities ......................................         (860)       3,675
                                                                                                     --------      -------

Cash flows from investing activities:
  Acquisition of property and equipment ........................................................       (4,420)      (1,057)
  Cash proceeds from sale of property and equipment ............................................           --            2
  Repayments by shareholders/related parties ...................................................          132          130
  Maturities of investments ....................................................................        1,752            1
                                                                                                     --------      -------
      Net cash used in investing activities ....................................................       (2,536)        (924)
                                                                                                     --------      -------

Cash flows from financing activities:
  Payment of cash overdrafts ...................................................................           --       (1,450)
  Proceeds from stock options exercised ........................................................          328           --
  Payment of capital lease obligations .........................................................         (403)        (293)
  Purchase of common stock from shareholder ....................................................           --         (656)
  Advance to shareholder .......................................................................         (500)          --
  Payment of notes payable .....................................................................         (140)        (280)
                                                                                                     --------      -------
      Net cash used in financing activities ....................................................         (715)      (2,679)
                                                                                                     --------      -------

Effect of exchange rate changes on cash and cash equivalents ...................................            5          (11)
                                                                                                     --------      -------

Net increase (decrease) in cash and cash equivalents ...........................................       (4,106)          61
Cash and cash equivalents:
  Beginning of the period ......................................................................       11,576        5,736
                                                                                                     --------      -------
  End of the period ............................................................................     $  7,470      $ 5,797
                                                                                                     ========      =======

Supplemental disclosure of cash flow information:
  Interest paid ................................................................................     $     59      $    24
                                                                                                     ========      =======

Summary of non-cash investing and financing activities follows:
  Assets acquired through notes payable ........................................................     $     --      $   771
                                                                                                     ========      =======
  Treasury shares received for the payment of a note receivable due from a shareholder .........     $     83      $   167
                                                                                                     ========      =======
  Treasury shares acquired by issuance of note receivable due from a shareholder ...............     $     --      $   815
                                                                                                     ========      =======
  Commitment to repurchase common stock from a shareholder .....................................     $  1,000      $  (417)
                                                                                                     ========      =======

          See accompanying notes to consolidated financial statements.

                             MANNATECH, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Mannatech, Incorporated (the "Company") was incorporated in the State of Texas on November 4, 1993, as Emprise International, Inc. Effective October 25, 1995, the Company changed its name to Mannatech, Incorporated. The Company, located in Coppell, Texas, develops and sells high-quality, proprietary nutritional supplements, topical products and weight-management products primarily through a network marketing system operating in the United States, Canada, Australia, the United Kingdom and Japan. Independent associates ("Associates") purchase products at wholesale, for the primary purpose of selling to retail consumers or for personal consumption. Active Associates earn commissions on their downline growth and sales volume. In June 2001, the Company introduced its member program specifically designed for consumers ("Members") to purchase products for personal consumption at a discount but not to participate in the various incentive programs.

      The Company's nine wholly-owned subsidiaries are as follows:

   Wholly-owned subsidiary name            Date incorporated        Location of subsidiary         Date operations began
   ----------------------------            -----------------        ----------------------         ---------------------
Mannatech Australia Pty Limited            April 22, 1998           St. Leonards, Australia        October 1, 1998
Mannatech Limited                          December 1, 1998         Republic of Ireland            No operations
Mannatech Ltd.                             November 18, 1998        Aldermaston, Berkshire         November 15, 1999
                                                                    U.K.
Mannatech Payment Services Incorporated    April 11, 2000           Coppell, Texas                 June 26, 2000
Mannatech Foreign Sales Corporation        May 1, 1999              Barbados                       May 1, 1999
Internet Health Group, Inc. (ceased        May 7, 1999              Coppell, Texas                 December 20, 1999
   operations as of December 29, 2000)
Mannatech Japan, Inc.                      January 21, 2000         Tokyo, Japan                   June 26, 2000
Mannatech Limited                          February 14, 2000        New Zealand                    No operations
Mannatech Products Company, Inc.           April 17, 2001           Coppell, Texas                 No operations

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

Revenue Recognition

      The Company's revenues primarily consist of sales from products, starter and renewal packs and shipping fees. Substantially all product sales are sold to Associates at published wholesale prices and to Members at published discounted retail prices. Net sales include a reserve for estimated product returns and any related refunds, which are based on its historical experience. The Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of 2000. As a result of adopting SAB 101, the Company has restated its 2000 quarterly financial information and recorded a one-time charge of $210,000, net of tax of $126,000 for the cumulative effect of this accounting change at January 1, 2000. Beginning in 2000, the Company defers all of its revenues until the consumer receives the products shipped.

      The Company also defers a portion of its revenue received from sales of starter and renewal packs, which are in excess of the average cumulative wholesale value of all of the individual items included in such packs and amortizes such deferrals over a twelve-month period. Total deferred revenue was $691,000 at December 31, 2000 and $736,000 at September 30, 2001.

Shipping and Handling Costs

      In accordance with the Emerging Issue Task Force No. 00-10 "Accounting for Shipping and Handling Fees and Costs," the Company records freight and shipping revenues collected from its Associates and Members, as revenue. The Company records the in-bound freight and shipping costs as a part of cost of sales and records the shipping and handling costs associated with shipping its products to all of its consumers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses was approximately $1.2 million and $1.3 million for the three-months ended September 30, 2001 and 2000, respectively and $4.3 million and $5.8 million for the nine-months ended September 30, 2001 and 2000, respectively.

Earnings Per Share

      The Company calculates earnings (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings (loss) per share ("EPS") on the face of the Consolidated Statement of Operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. At September 30, 2000, all of the 3,863,952 common stock options were excluded from the diluted EPS calculation and at September 30, 2001, all of the 3,764,307 common stock options and 213,333 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive.

      The following data shows the amounts used in computing earnings (loss) per share and their effect on the weighted-average number of common shares of dilutive common share equivalents for the three-months ended September 30, 2000 and 2001. The amounts are rounded to the nearest thousand except for per share amounts.

                                                     2000                                        2001
                                 -----------------------------------------     ----------------------------------------
                                   Net loss         Shares       Per share      Net loss         Shares       Per share
                                 (Numerator)     (Denominator)     amount      (Numerator)    (Denominator)     amount
                                 -----------     -------------   ---------     -----------    -------------   ---------
Basic EPS:
Net loss available to
 to common shareholders            $(1,203)         24,984         $(0.05)        $(305)         24,367         $(0.01)

Effect of dilutive securities:
 Stock options/warrants                 --              --                           --              --
                                   -------          ------                        -----          ------

Diluted EPS:
Net loss available to
 common shareholders plus
 assumed conversions               $(1,203)         24,984         $(0.05)        $(305)         24,367         $(0.01)
                                   =======          ======         ======         =====          ======         ======

           The following data shows the amounts used in computing earnings
(loss) per share and their effect on the weighted-average number of common shares of dilutive common share equivalents for the nine-months ended September 30, 2000 and 2001. The amounts are rounded to the nearest thousand except for per share amounts.

                                                      2000                                             2001
                                 --------------------------------------------      --------------------------------------------
                                   Net loss          Shares         Per share       Net loss           Shares         Per share
                                 (Numerator)      (Denominator)       amount       (Numerator)     (Denominator)        amount
                                 -----------      -------------     ---------      -----------     -------------      ---------
Basic EPS:
Net loss available to
 to common shareholders            $(2,730)          24,945          $(0.11)         $(2,689)          24,614          $(0.11)

Effect of dilutive securities:
 Stock options/warrants                 --               --                               --               --
                                   -------           ------                          -------           ------

Diluted EPS:
Net loss available to
 common shareholders plus
 assumed conversions               $(2,730)          24,945          $(0.11)         $(2,689)          24,614          $(0.11)
                                   =======           ======          ======          =======           ======          ======

NOTE 2 INVENTORIES

      At December 31, 2000 and September 30, 2001 inventory, rounded to the nearest thousands, consisted of the following:

                                                      2000                 2001
                                                      ----                 ----
Raw materials ................................      $ 6,587              $ 5,105
Finished goods ...............................        6,739                5,197
                                                    -------              -------
                                                    $13,326              $10,302
                                                    =======              =======

NOTE 3 COMPREHENSIVE LOSS

      Comprehensive loss for the three-months and the nine-months ended September 30, 2000 and 2001 is as follows (in thousands):

                                                 Three-months ended       Nine-months ended
                                                 ------------------       -----------------
                                                    September 30            September 30
                                                    ------------            ------------
                                                  2000        2001        2000         2001
                                                  ----        ----        ----         ----
Net loss ..................................     $(1,203)     $(305)     $(2,730)     $(2,689)
Foreign currency translation adjustment ...           5        118            5         (112)
                                                -------      -----      -------      -------
Comprehensive loss ........................     $(1,198)     $(187)     $(2,725)     $(2,801)
                                                =======      =====      =======      =======

NOTE 4 COMMITMENTS AND CONTINGENCIES

      In the fourth quarter of 2000, Mr. Anthony Canale resigned and in the second quarter of 2001, Ms. Deanne Varner, Mr. Charles Fioretti and Mr. Patrick Cobb resigned as executive officers of the Company. As a result, the Company entered into Separation Agreements with each of them. Under the terms of their agreements, the executives are bound by certain non-compete and confidentiality clauses and the Company agreed to pay them an aggregate amount of $1.9 million in 2001, $1.6 million in 2002, $850,000 in 2003 and $150,000 in 2004. The payments consist of compensation related to the cancellation of their employment agreements, accrued vacation, health insurance and automobile expenses. The Company also agreed to grant Mr. Canale 213,333 warrants, Ms. Varner a total of 163,333 stock options and Mr. Cobb a total of 60,000 stock options, all at exercise prices ranging from $1.75 to $4.00. As of September 30, 2001, none of these options or warrants had been exercised. The warrants and stock options vest on the date they were granted and are exercisable for ten years. In the second quarter of 2001, the Company recorded a one-time charge for all of these separation agreements of which $2.7 million remained unpaid as of September 30, 2001.

      In September 2001, the Company amended its agreement with a high-level Associate, shareholder and advisory board member to promote the Company and develop downline growth in Japan. The amendment further clarified that the Company would pay this Associate a royalty of $5.00 per each specific promotional materials sold, by the Company, up to a maximum of $1.6 million. The Company does not expect to incur any royalty expense associated with this agreement until the first quarter of 2002.

NOTE 5 TRANSACTIONS WITH RELATED PARTIES

      On September 24, 2001, the Company amended their agreement with Mr. Charles Fioretti to contingently release Mr. Fioretti from his Lockup and Repurchase Agreement in which the Company originally agreed to buy, on a monthly basis, up to $1.0 million worth of his stock valued at 90% of the fair market value so that Mr. Fioretti could sell 3,500,000 of his common shares to Mr. J. Stanley Fredrick. Under the terms of their agreement, Mr. Fredrick agreed to purchase 3,500,000 shares of Mr. Fioretti's stock, and Mr. Fioretti agreed to transfer all of the voting rights associated with his remaining shares to Mr. Fredrick. In addition, Mr. Fredrick has the right of first refusal to acquire the remaining 690,848 shares from Mr. Fioretti. On September 28, 2001, the Company's Board of Directors appointed Mr. Fredrick to the Board of Directors to fill the vacancy created when Mr. Fioretti resigned in August 2001.

      On September 28, 2001, the Company entered into an agreement with Mr. Ray Robbins, a high-level Associate, shareholder and board member, to sell him all of the Company's 815,009 shares of treasury stock at $1.00 per share. The Company recorded the sale and a receivable due from a shareholder on September 30, 2001. The receivable was non-interest bearing and paid in full in October 2001.

      On October 1, 2001, the Company entered into a two-year Consulting and Lockup Agreement with Mr. Fredrick. This agreement automatically renews annually unless thirty-day written notice is given to all parties. Under the terms of this agreement, Mr. Fredrick will provide advice and perform various functions for the Board of Directors for which the Company will pay Mr. Fredrick a total of $185,000 per year. In addition, under this agreement, Mr. Fredrick is prohibited from selling his shares, unless approved by the Company's Board of Directors.

NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangibles Assets."

      SFAS 141 supercedes Accounting Principles Board Opinion No. 16 "Business Combinations." The most significant changes made by SFAS 141 are that it requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for recognition of certain intangibles assets separately from goodwill and requires the immediate write-off of unallocated negative goodwill.

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

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" and in October 2001, issued No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets."

      SFAS 143 amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and is effective for fiscal years beginning after June 15, 2002. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset.

      SFAS 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations-

Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 requires that impaired long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, regardless if they are reported in continuing operations or in discontinued operations. In addition, discontinued operations should no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Finally, SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

      The Company believes the above pronouncements will have no significant effect on its consolidated financial positions, results of operations or cash flows.

NOTE 7 SUBSEQUENT EVENTS

      On October 1, 2001, the Company entered into an employment agreement with Ms. Bettina S. Simon to serve as the new Senior Vice President and General Counsel. Under the terms of the employment agreement, Ms. Simon will be paid an annual base salary of $200,000 and was granted 50,000 stock options, which vest over three-years and are exercisable over ten years at a stock price of $1.07 per share. The employment agreement has no fixed term; however, if cancelled without cause, Ms. Simon will be entitled to receive between three to six months of her annual base salary.

      On November 1, 2001, the Company granted 625,000 stock options to various executive officers. The options vest over three years, expire in ten years and are exercisable at $2.69 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion is intended to assist in the understanding of Mannatech's financial position and its results of operations for the three and nine-months ended September 30, 2001 compared to the same periods in 2000. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Overview

      Mannatech develops and sells its high-quality, proprietary nutritional supplements, topical products and weight-management products primarily through a worldwide network marketing system operating in the United States, Canada, Australia, the United Kingdom and Japan. Currently Mannatech has approximately 202,000 active members and associates as of September 30, 2001 compared to approximately 274,000 active associates as of September 30, 2000. Mannatech defines an active associate or member as one having purchased products within the last twelve months. Members may purchase Mannatech's high-quality proprietary products for personal consumption at a discount but not participate in the various incentive programs.

      Mannatech's earnings (loss) per share remained at ($0.11) for each of the nine-months ended September 30, 2001 and for the comparable period in 2000, respectively in spite of recording a one-time charge of $3.4 million, in the second quarter of 2001, which related to the resignations of various former executives with employment agreements. In addition, Mannatech reported a decrease in net sales, which was directly attributed to a 26% decrease in Mannatech's active associate and member base. For the nine-months ended September 30, 2001, Mannatech would have reported net income of $731,000, exclusive of the $3.4 million one-time severance charge and continues to report income from operations for its North American operations. The net loss for 2000 totaling ($2.7 million) primarily related to a decrease in net sales, incurring approximately $4.4 million related to international expansion into the United Kingdom and Japan, and continuing to fund operations for its Internet subsidiary, Internet Health Group, Inc, which ceased operations on December 29, 2000.

      Beginning in February 2001, Mannatech increased the shipping fees it charges to consumers and in March 2001, Mannatech increased the sale prices of some of its finished goods. The price increase on certain finished goods was Mannatech's first price increase since its inception in 1993.

      In June 2001, Mannatech introduced its member program and announced the hiring of new general managers for both its Australia and Japan operations, which it believes will help in strengthening its international operations. In addition, in the second quarter of 2001, Mannatech implemented some new incentive programs specifically designed to reward its entry-level associates faster, increase its active associate base and boost net sales. In October 2001, Mannatech unveiled its strategy for its new global compensation plan that will help to refocus its associates to primarily concentrate on Mannatech's performance and leadership incentive programs. Overall, Mannatech believes the changes to its compensation plan will better reward its associates and continue to pay approximately 42% of commissionable sales as compensation expense to its active associates.

      Net sales by country, as a percentage of consolidated net sales, including the Japan operations, which began operations on June 26, 2000, are as follows:

Nine-months ended September 30    U.S.    Canada     Australia      U.K.       Japan         Total
------------------------------   -----    ------     ---------      ----       -----         ------
              2001.............  77.0%     14.7%        3.4%        0.9%        4.0%         100.0%
              2000.............  77.1%     13.4%        6.3%        1.2%        2.0%         100.0%

      Mannatech believes that it continues to provide the highest-quality of products to its consumers, which helps the consumer achieve optimal health and wellness. Mannatech also believes it only introduces products that help meet a current demand in the wellness industry at the highest quality available. Recently Mannatech introduced four new products including:

      o ImmunoStart(TM), which was introduced in October 2000, as a chewable tablet that aids in energy levels and helps the immune system.

      o Glyco-Bears(R), which was introduced in March 2001 as a new chewable multivitamin for children. Mannatech believes the chewable vitamin will help supplement children's diets and aid in their overall health and wellness.

      o Glycentials(TM), which was introduced in August 2001 as an antioxidant-rich multivitamin/mineral formula that helps to provide vitamin and mineral support. Mannatech believes this multivitamin will aid in ones overall health and wellness.

      o CardioBALANCE (TM), which was introduced in October 2001 to provide a wide range of certain nutritional benefits specifically designed to aid in the cardio-vascular system.

      Mannatech primarily derives its revenues from sales of its products and starter and renewal packs. Starter and renewal packs include some combination of Mannatech's proprietary products and promotional materials. An active associate who purchases a starter or renewal pack is entitled to purchase Mannatech's high-quality proprietary products at wholesale prices and earn various incentives and bonuses. In June 2001, Mannatech introduced its member program, which allows a member to purchase its high-quality proprietary products at 95% of the suggested retail price or 86% of the suggested retail price for an automatic monthly order. Mannatech offers comparable starter and renewal packs in each country in which it does business; however, due to different regulatory guidelines in each country, not all of Mannatech's packs are offered in all countries.

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

      On average, the wholesale value of the nutritional and topical products contained in each of Mannatech's starter and renewal packs are between 60% and 100% of the total wholesale value of the packs. The remainder of the total wholesale value, if any, consists of various promotional materials. Mannatech defers revenue over a twelve-month period for revenue received from the sale of its associate packs to the extent that the sales price exceeds the sum of the total average wholesale value of all of the individual items included in such packs. Total deferred revenue was approximately $691,000 at December 31, 2000 and $736,000 at September 30, 2001.

      Mannatech compensates its active associates by paying them commissions and incentives, which is its most significant expense. The commission structure is designed to not materially exceed 42% of commissionable net sales. In March 2001, Mannatech announced the following two incentive bonus programs for its active associates:

      o The Power Plan incentive bonus, which pays active associates for enrolling six All-Star associates; and
      o The Team incentive bonus, which pays active associates for meeting and maintaining certain purchasing levels in their organizations.

      Mannatech believes these incentive programs will ultimately pay more commissions to the entry-level associate faster. In October 2001, Mannatech announced that its strategy for its new compensation plan would help to refocus its associates to concenrate on its leadership and performance incentive programs; however, none of these changes to its compensation plan are expected to significantly change the total commissions paid as a percentage of commissionable net sales. Commissions and incentives paid to active associates are based on the following criteria:

      o     associates placement and position within the compensation plan;

      o     volume of their direct commissionable net sales;

      o     number of new enrolled associates; and

      o achievement of certain levels to qualify for various incentive programs.

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

Results of Operations

           The following table summarizes Mannatech's operating results as a percentage of net sales for each of the periods indicated.

                                                         Three-months ended      Nine-months ended
                                                            September 30            September 30
                                                         ------------------      -----------------
                                                           2000       2001         2000       2001
                                                           ----       ----         ----       ----
Net sales ...........................................     100.0%     100.0%       100.0%     100.0%
  Cost of sales .....................................      18.1       18.4         17.6       17.7
  Commissions .......................................      40.9       40.2         40.8       39.6
                                                         ------     ------      -------     ------
Gross profit ........................................      41.0       41.4         41.6       42.7
Operating expenses:
  Selling and administrative expenses ...............      21.6       23.7         23.2       24.5
  Other operating costs .............................      22.9       18.2         20.6       17.7
  Severance expenses related to former executives ...       0.3        0.0          0.8        3.5
  Write-off of a fixed asset ........................       0.0        0.0          0.1        0.0
                                                         ------     ------      -------     ------
Loss from operations ................................      (3.8)      (0.5)        (3.1)      (3.0)

  Interest income ...................................       0.4        0.2          0.5        0.2
  Interest expense ..................................      (0.1)       0.0         (0.1)       0.0
  Other expense, net ................................      (0.7)      (0.1)        (0.3)      (0.2)
                                                         ------     ------      -------     ------
Loss before income taxes and cumulative effect of
 accounting change ..................................      (4.2)      (0.4)        (3.0)      (3.0)
Income tax (expense) benefit ........................       1.0       (0.6)         0.8        0.2
                                                         ------     ------      -------     ------

Loss before cumulative effect of accounting change ..      (3.2)      (1.0)        (2.2)      (2.8)
Cumulative effect of accounting change, net of tax ..       0.0        0.0         (0.2)       0.0
                                                         ------     ------      -------     ------
Net loss ............................................      (3.2)%     (1.0)%       (2.4)%     (2.8)%
                                                         ======     ======      =======     ======

Number of starter packs sold ........................    24,493     16,095       88,066     49,274
Number of renewal packs sold ........................    16,215     10,816       48,779     34,128
                                                         ------     ------      -------     ------
Total number of packs sold ..........................    40,708     26,911      136,845     83,402
                                                         ======     ======      =======     ======
Total associates canceling associate status .........     1,182      1,174        4,903      3,540
                                                         ======     ======      =======     ======

      Three-months ended September 30, 2001 compared with the three-months ended September 30, 2000

      Net sales. Net sales decreased (19.0%) to $30.3 million for the three-months ended September 30, 2001 from $37.4 million for the comparable period in 2000. This decrease was primarily composed of a decrease of 26% in its active associate base, which was partially offset by a 7% increase in the sales prices of some of its finished goods implemented in March 2001and the introduction of several new products including ImmunoStart(TM), Optimal Health Pack (TM), GlycoBears(R) and Glycentials(TM).

      Cost of sales. Cost of sales decreased (17.6%) to $5.6 million for the three-months ended September 30, 2001 from $6.8 million for the comparable period in 2000. As a percentage of net sales, cost of sales increased to 18.4% for the three-months ended September 30, 2001 from 18.1% for the comparable period in 2000. The increase in cost of sales as a percentage of net sales was primarily due to a write-off of some expected spoilage and obsolescence of products totaling $525,000 and a change in the product mix of finished goods sold. The dollar decrease was primarily due to a decrease in the volume of finished goods sold, which was partially offset by the write-off of certain products.

      Commissions. Commissions consist of payments to active associates for their sales activity and downline growth. Commissions decreased (20.3%) to $12.2 million for the three-months ended September 30, 2001 from $15.3 million for the comparable period in 2000. As a percentage of net sales, commissions slightly decreased to 40.2% for the three-months ended September 30, 2001 from 40.9% for the comparable period in 2000. The decrease was the direct result of a decrease in commissionable net sales and a 7% increase in the sales prices of some of its finished goods.

      Gross profit. Gross profit decreased (18.3%) to $12.5 million for the three-months ended September 30, 2001 from $15.3 million for the comparable period in 2000. As a percentage of net sales, gross profit slightly increased to 41.4% for the three-months ended September 30, 2001 from 41.0% for the comparable period in 2000. These changes were primarily attributable to the factors described above.

      Selling and administrative expenses. Selling and administrative expenses are a mixture of both fixed and variable expenses and include compensation, shipping and freight and marketing expenses. Selling and administrative expenses decreased (11.1%) to $7.2 million for the three-months ended September 30, 2001 from $8.1 million for the comparable period in 2000. As a percentage of net sales, selling and administrative expenses increased to 23.7% for the three-months ended September 30, 2001 from 21.6% for the comparable period in 2000, which was the result of Mannatech's inability to reduce some fixed and semi-variable expenses associated with the decrease in net sales. The dollar decrease was primarily due to the following:

            o a decrease of ($700,000) in compensation and related employee benefits due to the reduction of employees, including the resignation of various executives;

            o a decrease of ($404,000) in marketing related expenses, which was the result of recording a car incentive bonus and elimination of various events for its Japan operations;

            o the above were partially offset by an increase of $226,000 in freight cost as a result of opening its Japan operations.

      Other operating costs. Other operating costs include utilities, depreciation, travel, office expenses and printing expenses. Other operating costs decreased (35.3%) to $5.5 million for the three-months ended September 30, 2001 from $8.5 million for the comparable period in 2000. As a percentage of net sales, other operating costs decreased to 18.2% for the three-months ended September 30, 2001 from 22.9% for the comparable period in 2000. The decrease was primarily due to the following:

            o a decrease of ($870,000) related to variable expenses associated with a decrease in net sales and the curtailment of certain operating expenses;

            o a decrease of ($1.3 million) relating to the reduction in long-distance telephone expenses, postage and international travel related to the international expansion that was substantially completed by the end of 2000; and

            o a decrease of ($835,000) related to the completion of several projects by outside consultants.

      Interest income. Interest income decreased (61.9%) to $53,000 for the three-months ended September 30, 2001 from $139,000 for the comparable period in 2000. As a percentage of net sales, interest income decreased to 0.2% for the three-months ended September 30, 2001 from 0.4% for the comparable period in 2000. The decrease was due to using investments to fund current year operations.

      Interest expense. Interest expense decreased (40.0%) to $9,000 for the three-months ended September 30, 2001 from $15,000 for the comparable period in 2000. As a percentage of net sales, interest expense decreased to 0.0% for the three-months ended September 30, 2001 from (0.1%) for the comparable period in 2000. The decrease was primarily due to Mannatech paying off an existing note and two capital leases.

      Other expense, net. Other expense, net consists of foreign currency translation adjustments relating to the United Kingdom and Australia operations and miscellaneous non-operating items. Other expense, net decreased to ($30,000) for the three-months ended September 30, 2001 from ($250,000) for the comparable period in 2000. As a percentage of net sales, other expense, net decreased to (0.1%) for the three-months ended September 30, 2001 from

(0.7%) for the comparable period in 2000. For the three-months ended September 30, 2001, other expense, net consisted primarily of currency translation adjustments. For the three-months ended September 30, 2000, other expense, net consisted of currency translation adjustments and a loss from the abandonment of certain fixed assets.

      Income tax (expense) benefit. Income tax (expense) benefit was ($182,000) for the three-months ended September 30, 2001 and $357,000 for the comparable period in 2000. Mannatech's effective tax rate increased to (148.0%) for the three-months ended September 30, 2001 from 22.9% for the comparable period in 2000. Mannatech's effective tax rate increased primarily as a result of Mannatech's inability to recognize foreign income tax benefits relative to its Japan operations.

      Cumulative effect of accounting change, net of tax. In the fourth quarter of 2000, Mannatech adopted SAB 101, which resulted in a one-time charge of $210,000, net of tax of $126,000 for the cumulative effect of the accounting change. SAB 101 required Mannatech to defer the recognition of revenues until the consumers receive their products shipped.

      Net loss. Net loss decreased (74.6%) to ($305,000) for the three-months ended September 30, 2001 from ($1.2 million) for the comparable period in 2000. As a percentage of net sales, the net loss decreased to (1.0%) for the three-months ended September 30, 2001 from (3.2%) for the comparable period in 2000. The decrease was due to the following:

      o     curtailment of various operating expenses;

      o     no longer incurring expenses related to its Internet subsidiary;

      o     a 19% decrease in net sales; and

      o substantial completion of its planned international expansion into three foreign countries.

Nine-months ended September 30, 2001 compared with the nine-months ended September 30, 2000

      Net sales. Net sales decreased (16.5%) to $97.0 million for the nine-months ended September 30, 2001 from $116.1 million for the comparable period in 2000. This decrease was primarily composed of a decrease of 26% in is active associate base, which was partially offset by a 7% sales price increase in some of its finished goods implemented in March 2001, a $3.7 million increase from opening Japan on June 26, 2000 and the introduction of several new products including ImmunoStart(TM), Optimal Health Pack(TM), GlycoBears(R) and Glycentials(TM).

      Cost of sales. Cost of sales decreased (16.6%) to $17.1 million for the nine-months ended September 30, 2001 from $20.5 million for the comparable period in 2000. As a percentage of net sales, cost of sales slightly increased to 17.7% for the nine-months ended September 30, 2001 from 17.6% for the comparable period in 2000. The slight increase in cost of sales as a percentage of net sales was primarily due to the write-off of products for spoilage and obsolescence, a change in the product mix of finished goods sold, partially offset by a 7% price increase for some of its finished goods that was implemented in March 2001. The dollar decrease was due to a decrease in the volume of finished goods sold.

      Commissions. Commissions consist of payments to active associates for sales activity and downline growth. Commissions decreased (18.6%) to $38.5 million for the nine-months ended September 30, 2001 from $47.3 million for the comparable period in 2000. As a percentage of net sales, commissions slightly decreased to 39.6% for the nine-months ended September 30, 2001 from 40.8% for the comparable period in 2000 due to a 7% increase in the sale prices of some of its finished goods. The dollar decrease was the direct result of a decrease in commissionable net sales.

      Gross profit. Gross profit decreased (14.3%) to $41.4 million for the nine-months ended September 30, 2001 from $48.3 million for the comparable period in 2000. As a percentage of net sales, gross profit increased to 42.7% for the nine-months ended September 30, 2001 from 41.6% for the comparable period in 2000. These changes were primarily attributable to the factors described above.

      Selling and administrative expenses. Selling and administrative expenses are a mixture of both fixed and variable expenses and include compensation, shipping and freight and marketing expenses. Selling and administrative expenses decreased (11.9%) to $23.8 million for the nine-months ended September 30, 2001 from $27.0 million for the comparable period in 2000. As a percentage of net sales, selling and administrative expenses increased to 24.5% for the nine-months ended September 30, 2001 from 23.2% for the comparable period in 2000, which was the result of the inability to reduce some fixed and semi-variable expenses associated with the decrease in net sales. The dollar decrease was primarily due to the following:

            o a decrease of ($1.3 million) in compensation and related employee benefits related to a reduction in employees including the resignation of various executives;

            o a decrease of ($600,000) in freight cost resulting from a decrease in net sales, which was partially offset by opening its Japan operations;

            o a decrease of ($1.1 million) in marketing related expenses, which was the result of not hosting various events for its Japan and United Kingdom operations; and

            o a decrease of ($200,000) in advertising expenses as a result of discontinuing operations of its Internet subsidiary.

      Other operating costs. Other operating costs include utilities, depreciation, travel, office expenses and printing expenses. Other operating costs decreased (28.0%) to $17.2 million for the nine-months ended September 30, 2001 from $23.9 million for the comparable period in 2000. As a percentage of net sales, other operating costs decreased to 17.7% for the nine-months ended September 30, 2001 from 20.6% for the comparable period in 2000. The percentage decrease was the result of management making a concerted effort to curtail expenses. The dollar decrease was primarily due to the following:

            o a decrease of ($2.0 million) related to variable expenses associated with a decrease in net sales and the curtailment of certain operating expenses;

            o a decrease of ($4.3 million) in expenses related to travel, consulting, postage and telephone expenses incurred in the prior year related to the expansion into the United Kingdom and Japan;

            o a decrease of ($200,000) from the prior year related to the buyout of Ray Robbins last remaining incentive agreement in 2000, which was initially canceled in July 1999;

            o a decrease of ($400,000) related to license fees paid to a third party for the Internet subsidiary, which discontinued operations on December 29, 2000, which was;

            o partially offset by an increase of $200,000 in depreciation expense related to the recent expansion into Japan.

      Severance expenses related to former executives. In the second quarter of 2001, management entered into Separation Agreements with various former executives and recorded a one-time charge of $3.4 million. The $3.4 million consisted of compensation related to the cancellation of their employment agreements, accrued vacation, health insurance and automobile expenses that will be paid to the former employees at various times through 2004.

      Write-off of a fixed asset. In the second quarter of 2000, Mannatech determined its Internet subsidiary, Internet Health Group, Inc.'s, fixed asset with a book value of $870,000 was impaired and should be written off. The write-off was a result of the continuation of the poor performance of the subsidiary, which discontinued operations as of December 29, 2000.

      Interest income. Interest income decreased (62.9%) to $208,000 for the nine-months ended September 30, 2001 from $561,000 for the comparable period in 2000. As a percentage of net sales, interest income decreased to 0.2% for the nine-months ended September 30, 2001 from 0.5% for the comparable period in 2000. The decrease was due to using investments to fund current year operations.

      Interest expense. Interest expense decreased (59.3%) to $24,000 for the nine-months ended September 30, 2001 from $58,000 for the comparable period in 2000. As a percentage of net sales, interest expense decreased to 0.0% for the nine-months ended September 30, 2001 from (0.1%) for the comparable period in 2000. The decrease was primarily due to paying off an existing note and two capital leases.

      Other expense, net. Other expense, net consists of foreign currency translation adjustments related to the United Kingdom and Australia operations and miscellaneous non-operating items. Other expense, net decreased (65.5%) to ($132,000) for the nine-months ended September 30, 2001 from ($383,000) for the comparable period in 2000. As a percentage of net sales, other expense, net decreased to (0.2%) for the nine-months ended September 30, 2001 from (0.3%) for the comparable period in 2000. For the nine-months ended September 30, 2001, other expense, net consisted primarily of currency exchange losses due to currency translation fluctuations. For the nine-months ended September 30, 2000, other expense, net primarily consisted of approximately $36,000 in certain tax penalties and currency exchange losses due to currency translation fluctuations.

      Income tax (expense) benefit. Income tax benefit was $194,000 for the nine-months ended September 30, 2001 and $984,000 for the comparable period in 2000. Mannatech's effective tax rate decreased to 6.7% for the nine-months ended September 30, 2001 from 28.1% for the comparable period in 2000. Mannatech's effective tax rate decreased primarily as a result of Mannatech's inability to recognize foreign income tax benefits relative to its Japan operations.

      Cumulative effect of accounting change, net of tax. In the fourth quarter of 2000, Mannatech adopted SAB 101, which resulted in a one-time charge of $210,000, net of tax of $126,000 for the cumulative effect of the accounting change. SAB 101 required Mannatech to defer the recognition of revenues until the consumers receive their products shipped.

      Net loss. Net loss remained at ($2.7 million) for both the nine-months ended September 30, 2001 and the comparable period in 2000. As a percentage of net sales, the net loss slightly increased to (2.8%) for the nine-months ended September 30, 2001 from (2.4%) for the comparable period in 2000. In 2001, the net loss was primarily due to recording a one-time charge of $3.4 million related to the resignation of various executives who held employment agreements and a decrease in net sales of (16.5%), which was a direct result of a 26% decrease in active associates. This was partially offset by the curtailment of various operating expenses, no longer incurring expenses related to its Internet subsidiary and substantial completion of its planned international expansion into three foreign countries. For the nine-months ended September 30, 2001, Mannatech would have reported net income of $731,000, exclusive of the one-time severance charge for four former executives totaling $3.4 million. The net loss for 2000 primarily related to a decrease in net sales and incurring approximately $4.4 million in expenses related to its international expansion.

Liquidity and Capital Resources

      Historically, Mannatech has funded its business objectives, working capital and operations through its cash flows from operations. Mannatech's working capital decreased to $5.8 million as of September 30, 2001 from $7.3 million at December 31, 2000. In 2000, Mannatech funded approximately $4.4 million for expansion into Japan and $4.1 million for operations for its Internet subsidiary, Internet Health Group, Inc. In 2001, Mannatech funded $2.1 million in payments to various former executives holding employment agreements, which totaled $3.4 million, and reported a decrease in net sales of 16.5%. Mannatech plans to continue to fund its business objectives, working capital and operations primarily through its current cash flows from operations.

Provided by (used in)              September 30, 2001        September 30, 2000
---------------------              ------------------        ------------------
Operating activities                     $3.7 million                ($860,000)
Investing activities                       ($924,000)            ($2.5 million)
Financing activities                   ($2.7 million)                ($715,000)

      Operating activities. For the nine-months ended September 30, 2000, operating activities primarily related to its international expansion into the United Kingdom and Japan, which resulted in a net loss of ($2.7 million) combined with an increase in inventory of ($866,000), an increase in prepaids of ($390,000) and increase in receivables of ($1.4 million) for the expected income tax refund. These decreases were partially offset by $2.7 million in deprecation, the write-off of certain abandoned fixed assets of $423,000, and the impairment of a fixed asset from its Internet subsidiary totaling $870,000. For the nine-months ended September 30, 2001, operating activities primarily related to a one-time charge of $3.4 million related to the resignation of various executives, which resulted in a net loss of ($2.7 million), which was offset by recording $2.9 million in depreciation, a decrease in inventory of $3.0 million due to the closing of the Internet subsidiary, completion of its planned international expansion in 2000 and depleting its current on-hand inventory levels.

      Investing activities. For the nine-months ended September 30, 2000, investing activities consisted of purchases of computer hardware and software and the build out of the Japan facility totaling ($4.4 million), which was partially offset by the maturing of investments of $1.8 million. The investments were primarily used to fund current operations and opening its Japan subsidiary. For the nine-months ended September 30, 2001, investing activities consisted of purchases of property and equipment and software development costs totaling ($1.1 million) which were assets purchased for the new database primarily for its associates called Success Tracker, which was partially offset by the repayment of notes receivable due from a shareholder of $130,000.

      Financing activities. For the nine-months ended September 30, 2000, financing activities consisted of the repayment of various capital leases and notes payable totaling ($543,000), partially offset by the receipt of $328,000 related to the exercise of 235,700 stock options at prices per share ranging from $1.35 to $2.00. For the nine-months ended September 30, 2001, financing activities consisted of the payment of cash overdrafts of ($1.5 million), paying off two capital leases and a note payable of ($573,000) and the repurchase of 655,833 shares of common stock from Mr. Charles Fioretti totaling ($656,000) pursuant to his Lock-up and Repurchase Agreement, which was terminated on September 24, 2001.

      Mannatech believes its existing liquidity, capital resources and bank borrowings, coupled with the continuation of the suspension of dividend payments to shareholders should be adequate to fund its business operations and commitments for at least the next twelve months including the following:

            o In August 2001, Mannatech committed to fund up to $1 million to expand its core software database application onto a more easily maintainable architecture, which should provide additional reporting capabilities and scheduled to be substantially complete within the next twelve-months.

            o Funding payments totaling $2.7 million related to the recent resignations of Mr. Anthony Canale, Ms. Deanne Varner, Mr. Charles Fioretti and Mr. Patrick Cobb. Under the terms of the various separation agreements, Mannatech is required to pay an aggregate amount of $2.7 million, of which $1.6 million will be paid over the next twelve-months.

            o Funding payments of its annual insurance premiums, totaling approximately $1 million, which Mannatech has historically funded over ten monthly installments to various finance companies.

      Mannatech has no present commitments or agreements with respect to any acquisitions or purchases of any manufacturing facilities. Mannatech believes any future changes in its operations may consume available capital resources faster than anticipated. Mannatech believes its existing capital requirements depend on its retention and expansion of its current associate and member base and continuing to refine and introduce high-quality products.

      If existing capital resources or cash flows become insufficient to meet Mannatech's business plans and existing capital requirements, Mannatech would be required to raise additional funds, which it cannot assure will be available on favorable terms, if at all.

Recent Financial Accounting Standards Board Statements

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangibles Assets."

      SFAS 141 supercedes Accounting Principles Board Opinion No. 16 "Business Combinations." The most significant changes made by SFAS 141 are that it requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for recognition of certain intangibles assets separately from goodwill and requires the immediate write-off of unallocated negative goodwill.

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

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" and in October 2001, issued No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets."

      SFAS 143 amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and is effective for fiscal years beginning after June 15, 2002. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset.

      SFAS 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 requires that impaired long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, regardless if they are reported in continuing operations or in discontinued operations. In addition, discontinued operations should no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Finally, SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

      Mannatech believes the above pronouncements will have no significant effect on its consolidated financial positions, results of operations or cash flows.

Outlook

      Mannatech believes its outlook for the remainder of 2001 and looking forward into 2002 will be contingent upon the success of retaining and expanding its active associate and member base, its ability to refine and introduce new high-quality products, which will expand sales to support its global operations and effectively communicate its changes to its compensation plan.

Forward-Looking Statements

      Some of our statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and Notes to Consolidated Financial Statements and elsewhere in this report may constitute "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995. Opinions, forecasts, projections, guidance or other statements other than statements of historical fact are considered forward-looking statements and reflect Mannatech's current views about future events and financial performance. These forward-looking statements are subject to certain events, risks and uncertainties that may be outside Mannatech's control. Some of these forward-looking statements include statements regarding:

      o existing cash flows being adequate to fund its current business operations;

      o beliefs that some of its incentive plans will pay entry-level associates faster;

      o     commissions not exceeding 42% of commissionable net sales;

      o the value of the United States dollar not materially effecting its overall financial results;

      o establishment of certain policy, procedures and internal processes to combat any exposure to market risk;

      o any actual impact of future market changes due to future exposure to currency rate fluctuations;

      o management's plans, objectives and budgets for its future operations and future economic performance;

      o capital budget and future capital requirements relating to capital projects and severance payments to executives;

      o     maintaining current levels of future expenditures;

      o any significant impact on its financial positions, results of operations or cash flows by recent accounting pronouncements;

      o     the outcome of any regulatory and litigation matters;

      o     global statutory tax rates remaining unchanged;

      o     the recent increase in its price of its stock;

      o     Mannatech's products aiding in the overall health and wellness; and

      o the assumptions described in this report underlying such forward-looking statements.

      Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including, without limitation:

      o     those described in the context of such forward-looking statements;

      o     future product development and manufacturing costs;

      o recent and future changes in Mannatech's global compensation and incentive plans;

      o     retention and expansion of its associate and member base;

      o timely development and acceptance of new products or refinements of existing products;

      o     the markets for Mannatech's domestic and international operations;

      o     the impact of competitive products and pricing;

      o the political, social and economic climate in which Mannatech conducts its operations; and

      o the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

      In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential," "in the future" or "continue" or the negative of such terms and other comparable terminology. Readers are cautioned when considering these forward-looking statements to keep in mind these risks and uncertainties and any other cautionary statements in this report as all of the forward-looking statements contained herein speak only as of the date of this report.

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

      Mannatech has established certain policies, procedures and internal processes, which it believes will help monitor any significant market risks. Currently, Mannatech does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech's assets, obligations and projected transactions denominated in foreign currency. Based upon its overall currency rate exposure at September 30, 2001, Mannatech believes the actual impact of future market changes could differ materially due to, among other things, factors discussed in this report. Mannatech cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, it may have on its future business, product pricing, consolidated financial position, results of operations or cash flows; however, Mannatech believes it closely monitors current fluctuations for exposure to such market risk. Currently, the foreign currencies in which Mannatech has exposure to foreign currency exchange rate risk include Australia, the United Kingdom and Japan. The high and low currency exchange rates to the United States dollar, for each of these countries, for the nine-months ended September 30, 2001 are as follows:

Country/Currency                         High         Low
----------------                      --------     --------
Australia/Dollar ................     $0.57220     $0.47730
United Kingdom/British Pound ....     $1.51030     $1.36770
Japan/Yen .......................     $0.00880     $0.00788

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      There have been no material changes in, or additions to, the legal proceedings previously reported in Mannatech's Annual Report on Form 10-K as amended (File No. 000-24657) for 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

Item 2. Changes in Securities and Use of Proceeds

      On September 28, 2001, Mannatech entered into an agreement with Mr. Ray Robbins, a high-level associate, shareholder and board member, to sell to him all of Mannatech's 815,009 shares of treasury stock at $1.00 per share.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      On October 1, 2001, the Board of Directors appointed Mr. J. Stanley Fredrick to the Board of Directors to replace Mr. Charles Fioretti, who resigned from the Board of Directors in August 2001. Mr. Fredrick has considerable industry experience with various companies engaged in direct selling activities. Mr. Fredrick has served as the President and CEO of SMC Industries, which included Saladmaster Corporation among its holdings, and was co-founder, Chairman and CEO of Cameo Couture, which sold products through home parties. Mr. Fredrick has also served as a member of the Board of Texas Central Bank, was a co-founder of Irving National Bank Shares, a commercial bank holding company and currently is the owner of Fredrick Consulting Services. Mr. Fredrick has many professional affiliations including Founding Board Membership of the National Aloe Science Council; the Personal Selling Institute of Baylor University; served as past Chairman and Board member of the Direct Selling Association ("DSA") and Direct Selling Education Foundation. Mr. Fredrick was awarded the DSA Hall of Fame award, is a member of the Circle of Honor from the Direct Selling Education Foundation. As a result of his vast experience in the direct selling industry, Mannatech entered into a two-year Consulting and Lockup Agreement with Mr. Fredrick to perform various consulting and other services for the Board. Under the terms of the agreement, Mannatech will pay Mr. Fredrick $185,000 annually. The Consulting and Lockup Agreement automatically renews annually unless terminated by either party. In addition, under the terms of this agreement, Mr. Fredrick is prohibited from selling his shares unless approved by the Company's Board of Directors.

      Effective October 1, 2001, Mannatech hired Ms. Bettina S. Simon to serve as the new Senior Vice President and General Counsel. Ms. Simon holds both a BFA and Juris Doctorate from Southern Methodist University and is a member of the State Bar of Texas. Ms. Simon has served as the Associate General Counsel for Zale Corporation where she was responsible for a majority of the general legal matters for approximately 15,000 employees in 1,200 retail locations. Ms. Simon has also served as the General Counsel, Vice President and Corporate Secretary for Home Interiors and Gifts, Inc. where she was responsible for all general legal maters as well as regulatory and compliance matters. On November 1, 2001, Ms. Simon was appointed as Mannatech's Corporate Secretary.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits required by Item 601 of Regulation S-K

3.1 Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2 Fourth Amended and Restated Bylaws of Mannatech dated April 27, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech's Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1 Specimen Certificate representing Mannatech's common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1 Consulting Agreement dated October 1, 2001 between Mannatech and Mr. J. Stanley Fredrick.*

10.2 Release Agreement dated September 24, 2001 between Mannatech and Mr. Charles E. Fioretti.*

10.3 Employment Agreement dated October 1, 2001 between Mannatech and Ms. Bettina S. Simon.*

10.4  Royalty Agreement dated September 10, 2001 between Mannatech and Jett.*

10.5 Agreement dated September 28, 2001 between Mannatech and Mr. Marlin Ray Robbins.*

----------
*     Filed herewith.

      (b)   Reports on Form 8-K.

                  On August 22, 2001, Mannatech filed a Form 8-K (File No.
            000-24657) with the United States Securities and Exchange Commission in connection with the adoption of the Fourth Amendment to the By-laws. Mannatech believes the amendment helps to further clarify certain procedures relating to shareholder voting and shareholders' meetings. The changes includes, but are not limited to the following:

                  o the validity of any proxy shall be determined according to the criteria established by the Board or its designee;
                  o the directors shall be elected if the director receives the vote of the holders of a plurality of the shares entitled to vote in the election of directors that are represented in person or by proxy at a shareholders' meeting;
                  o Mannatech will be required to publish in advance of any shareholders' meeting the rules and procedures that will govern the conduct of such meeting;
                  o the Board is required to maintain at least the minimum number of independent directors required by the rules of the United States Securities and Exchange Commission and any applicable securities exchanges on which the stock of Mannatech maybe listed; and
                  o clarifies the procedures by which shareholders may nominate candidates for membership to the Board of Directors stating that any shareholder may deliver to Mannatech written notice of a proposed director candidate no later than December 31st of the prior year. The nominating committee or the Board shall establish criteria for consideration of any such nominees to the Board and if such nominees will be disclosed in Mannatech's proxy statement and/or listed on the ballot for election of directors distributed at a shareholders meeting.

                                   SIGNATURES

      Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MANNATECH, INCORPORATED


November 14, 2001                       /S/ ROBERT M. HENRY
                                        ----------------------------------------
                                               Robert M. Henry
                                            Chief Executive Officer and Director
                                            (principal executive officer)


November 14, 2001                       /S/ STEPHEN D. FENSTERMACHER
                                        ----------------------------------------
                                               Stephen D. Fenstermacher
                                            Senior Vice President and Chief
                                               Financial Officer
                                               (principal financial officer)

                                INDEX TO EXHIBITS

3.1 Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2 Fourth Amended and Restated Bylaws of Mannatech dated April 27, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech's Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1 Specimen Certificate representing Mannatech's common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1 Consulting Agreement dated October 1, 2001 between Mannatech and Mr. J. Stanley Fredrick.*

10.2 Release Agreement dated September 24, 2001 between Mannatech and Mr. Charles E. Fioretti.*

10.3 Employment Agreement dated October 1, 2001 between Mannatech and Ms. Bettina S. Simon.*

10.4  Royalty Agreement dated September 10, 2001 between Mannatech and Jett.*

10.5 Agreement dated September 28, 2001 between Mannatech and Mr. Marlin Ray Robbins.*

----------
*     Filed herewith.