Form 10-K
period 2001-12-31
MANNATECH INC
filed 2002-04-01
CIK 1056358

================================================================================
                                     2001
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             -------------------

                                   FORM 10-K
           (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 2001

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THIS SECURITIES
                             EXCHANGE ACT OF 1934

            For the transition period from ---------  to ---------

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

                   Common Stock, par value $0.0001 per share
                              Title of each class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 12,451,019 shares of registrant's voting stock held by non-affiliates of the registrant was $32,995,200, based on the closing price of the registrant's common stock on the Nasdaq National Market on March 20, 2002 of $2.65 per share. At such date, a total of 25,134,840 shares of the registrant's common stock were outstanding.

                             -------------------

                      Documents Incorporated by Reference

     Mannatech incorporates information required by Part III (Items 10, 11, 12 and 13) of this report by reference to its definitive proxy statement for the registrant's 2002 annual shareholders meeting to be filed pursuant to
Regulation 14A on or before April 30, 2002.
================================================================================

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                     -----
Special Note Regarding Forward-Looking Statements ................................................     1

                                                   Part I
Item 1.  Business ..................................................................................   2
          General ..................................................................................   2
          Industry Overview ........................................................................   3
          Operating Strengths ......................................................................   4
          Business Strategy ........................................................................   6
          Products and Product Development .........................................................   7
          Intellectual Property ....................................................................  10
          Associate Distribution System ............................................................  10
          Information Technology and Systems .......................................................  14
          Production and Distribution of Products ..................................................  14
          Government Regulations ...................................................................  15
          Competition ..............................................................................  19
          Employees ................................................................................  19
          Risk Factors .............................................................................  19
Item 2.  Properties ................................................................................  25
Item 3.  Legal Proceedings .........................................................................  25
Item 4.  Submission of Matters to a Vote of Security Holders .......................................  25

                                                   Part II
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters .....................  26
Item 6.  Selected Financial Data ...................................................................  27
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....  28
           Company Overview and Critical Accounting Policies and Estimates .........................  28
           General Summary .........................................................................  29
           Results of Operations ...................................................................  31
           Year ended December 31, 2001 compared with the Year ended December 31, 2000 .............  31
           Year ended December 31, 2000 compared with the Year ended December 31, 1999 .............  33
           Seasonality and Selected Quarterly Statements of Operations .............................  34
           Liquidity and Capital Resources .........................................................  36
           Impact of Inflation .....................................................................  38
           Recent Financial Accounting Standards Board Statements ..................................  38
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ................................  39
Item 8.  Financial Statements and Supplementary Data ...............................................  39
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......  39

                                                  Part III
Item 10. Directors and Executive Officers of the Registrant ........................................  39
Item 11. Executive Compensation ....................................................................  39
Item 12. Security Ownership of Certain Beneficial Owners and Management ............................  39
Item 13. Certain Relationships and Related Transactions ............................................  39

                                                   Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................  40
Signatures .......................................................................................    44

               Special Note Regarding Forward-Looking Statements

     Certain disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, Section 21E of the Securities Exchange Act of 1934 as amended, or Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance or other statements other than statements of historical fact are considered forward-looking statements and reflects the current view Mannatech, Incorporated's ("Mannatech") about future events and financial performance. These forward-looking statements are subject to certain events, risks and uncertainties that may be outside Mannatech's control. Some of these forward-looking statements include statements regarding:

     o management's plans, objectives for its future operations and economic performance;

     o existing cash flows being adequate to fund future capital needs;

     o capital budget and future capital requirements relating to capital projects and future obligations;

     o the realization of deferred tax assets;

     o the ability to maintain current levels of operating expenditures;

     o the impact of future market changes due to future exposure to foreign currency translations;

     o any significant impact on its financial positions, results of operations or cash flows by recent accounting pronouncements;

     o the outcome of regulatory and litigation matters;

     o the global statutory tax rates remaining unchanged;

     o the establishment of certain policies, procedures and internal processes to combat exposure to market risk; and

     o the assumptions described in this report underlying such forward-looking statements.

     Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

     o those factors described in the context of such forward-looking statements;

     o future product development and manufacturing costs;

     o the impact of any changes to Mannatech's global incentive plans;

     o the retention and expansion of Mannatech's associate and member base;

     o the impact of new competition and competitive products and pricing;

     o the political, social and economic climate in which Mannatech conducts its operations; and

     o the risk factors described in this report, as well as other reports filed with the Securities and Exchange Commission.

     Forward-looking statements may be identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "projects," "potential" or "continue" or the negative of such terms and other comparable terminology. Readers are cautioned when considering these forward-looking statements to keep in mind these risks and uncertainties and any other cautionary statements in this report, as all of the forward-looking statements contained herein speak only as of the date of this report.

     Unless stated otherwise, all financial information throughout this report and in the Consolidated Financial Statements and related Notes include Mannatech, Incorporated and all of its subsidiaries on a consolidated basis and may be referred to as "Mannatech", "the Company," "its," "we," "our" or "their."

     These statements have not been evaluated by the Food and Drug Administration ("FDA"). Mannatech's products are not intended to diagnose, treat, cure, or prevent any disease.

                                    PART I

Item 1. Business

General

     Mannatech develops innovative, high-quality, proprietary nutritional supplements, topical products and weight-management products that are sold through a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom and Japan. Currently, Mannatech operates as a single segment and primarily sells its products through a network of approximately 192,000 active associates and members. Mannatech defines an "active associate" as an associate or member who has purchased Mannatech's products within the last twelve-months.

     From its inception, Mannatech's philosophy has been to formulate high-quality, primarily naturally-occurring, plant-derived, carbohydrate-based products rather than a synthetic-based product. Mannatech has designed its products to use nutrients that work through the body's normal physiology to help achieve and maintain optimal health and wellness. Mannatech believes that antioxidants are key to a healthy immune system and that it is nearly impossible for food alone to provide the quantities of antioxidants the body needs to handle all of the increased free radicals found in today's environment including pollutants in the air, food and water. Mannatech intends to continue to base its products on scientific advances in the emerging field of phytochemistry, which has identified certain naturally-occurring components of various plants, known as "phytochemicals" that are believed to support optimal health and wellness.

     In 1996, Mannatech developed its own proprietary blend of glyconutrients called Ambrotose[RegTM] complex. Ambrotose[RegTM] complex combines certain naturally-occurring monosaccharides and polysaccharides that contain sugars, which are essential to support optimal cell-to-cell communication. Ambrotose[RegTM] complex is a key compound found in most of Mannatech's high-quality, proprietary products. Recently, Mannatech developed Ambroglycin(TM), which is a proprietary, food-mineral matrix that delivers to the body, in a balanced food matrix supplement, certain vitamins, chelated minerals, trace minerals, antioxidant co-factors and Ambrotose[RegTM] complex. Mannatech strives to ensure that each of its high-quality products are designed to support various systems and functions of the human body, including:

     o cell-to-cell communication and optimal health and wellness;

     o sports performance;

     o skin care;

     o children's optimal health and wellness; and

     o weight-management.

     Mannatech believes its high-quality products are well suited to the direct selling and network-marketing environment. Mannatech believes that direct selling and network-marketing are effective communication channels that allow associates to effectively educate consumers about the unique potential benefits, as well as the importance of the science, behind each of Mannatech's products. These selling techniques also allow Mannatech's associates to supplement their income or even develop their own financial freedom by building their own successful direct selling and network-marketing system of operation.

     During 2001, Mannatech concentrated a substantial amount of effort on improving business opportunities for its associates and strengthening its own operations. Some of Mannatech's business developments and accomplishments during the last twelve-months included:

     o the development of Success Tracker(TM), a web-based downline management system that provides global, seamless reporting on the status of each associates' sales organization;

     o the development of a state-of-the-art training/orientation CD-ROM, which expands Mannatech's existing associates training program by integrating audio, video and motion graphics into a user-friendly, interactive presentation tool that associates can tailor into their own individual marketing and training aid;

     o the introduction in March 2001 of GlycoBears(TM), a children's multivitamin especially formulated for children between the ages of 4 to 14 that helps provide 26 essential vitamins, chelated minerals and other vital nutrients;

     o the introduction in August 2001 of Glycentials(TM) Vitamin, Ambroglycin(TM) Mineral and Antioxidant Formula, a dietary supplement that helps provide a balanced food matrix of vitamins, minerals, trace minerals, antioxidant co-factors and Ambrotose[RegTM] complex;

     o the introduction in October 2001 of CardioBALANCE(TM) Heart Care Formula, a dietary supplement that provides a wide range of specific nutritional benefits designed to aid in keeping an already normal cardiovascular system strong and well;

     o the introduction in January 2002 of the new and reformulated GlycoLEAN[RegTM] Body System, which includes a full spectrum of various weight management products, comprehensive information, charts, better tasting meal replacement drinks and reformulated GlycoLEAN[RegTM] Accelerator(TM) to include a new ephedrine-free ingredient and renamed it GlycoLEAN[RegTM] Accelerator2(TM);

     o the establishment of a member program for individuals who wish to purchase Mannatech's products at discounted retail prices for personal consumption without participating in any business opportunities;

     o the establishment of two new incentive programs for associates called the power plan and the team bonus plan, which aim at rewarding entry-level associates more quickly for their successful efforts in building their organizations;

     o the outlining of Mannatech's strategy to make their associate's global compensation plan more attractive, encourage excellence in recruitments, expand global network development efforts and help broaden business opportunities without materially altering the overall payout of commissions as a percentage of total commissionable net sales;

     o the reduction of Mannatech's operating expenses by 20.5%, excluding severance charges;

     o broadening its overall board expertise by adding Ray Robbins, one of Mannatech's co-founders and J. Stanley Fredrick as directors; and finally

     o the addition of new and highly experienced officers in charge of international operations and legal services and naming new general managers for its operations in Australia and Japan.

     Since its initial public offering, Mannatech's common stock has traded on the Nasdaq National Market under the symbol "MTEX." Information for each of Mannatech's most recent five fiscal years, with respect to the amounts of net sales, results of operations and identifiable assets is set forth in this report under Item 6.

     Mannatech's principal executive offices are located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019, its telephone number is (972) 471-7400 and its website address is www.mannatech.com. Mannatech's Investor Relations department can be contacted at (972) 471-6512 or IR@mannatech.com.

Industry Overview

     According to the Nutrition Business Journal, the global nutrition industry was a $140 billion industry in 2000, of which $50 billion related to the United States. The Nutrition Business Journal believes the nutrition industry, which includes vitamins, minerals, herbs and botanicals, sports performance, organic food, personal care and functional foods may be stabilizing; however, the Nutrition Business Journal currently predicts the industry will continue to grow between 4% to 6% annually through 2004. Mannatech believes the industry should continue to experience growth as a result of the following:

     o the United States Congress established the Office of Alternative Medicine and the Office of Dietary Supplements within the National Institutes of Health to foster research into alternative medical treatments and to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease;

     o the Dietary Supplement Health and Education Act of 1994, which allows vendors of dietary supplements to educate consumers regarding certain effects of certain ingredients;

     o widespread and growing consumer interest on the issues of diet, nutrition and health and how certain nutritional supplements affect diet, nutrition and health;

     o the increase of new nutritional products offered as a result of scientific research;

     o the increase in health care and prescription drug costs in relation to conventional medical treatment, which results in a growing trend toward alternative complementary health treatments;

     o an increase in exercise and fitness activities, fitness facilities and stress management programs; and

     o an aging population, particularly the baby-boomers, who are willing and able to purchase products, services and activities that are associated with achieving optimal health and wellness.

     Mannatech believes it can experience growth as a result of the following:

     o increasing its market share by continuing to offer new high-quality, proprietary products;

     o increasing its overall brand awareness;

     o capturing market share from its competitors in the nutritional supplement industry who some of which have disbanded; and

     o continuing to emphasize its overall strengths.

Operating Strengths

     High-Quality, Proprietary Products. Mannatech's products are predominately formulated with naturally-occurring, plant-derived, carbohydrate-based products designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness. By creating a proprietary blend of glyconutrients called Ambrotose[RegTM] complex, Mannatech believes it has distinguished itself as a leader in the nutritional supplements industry.

     Mannatech believes that certain carbohydrates are essential to a healthy immune system and that it is nearly impossible for food alone to provide the quantities of antioxidants necessary to respond to the increased free radicals found in today's environment including pollutants in the air, food and water. Mannatech believes nutritional supplements that are potent enough to support the nutritional requirements to help neutralize free radicals found in the environment should be added to a balanced diet to help achieve optimal health and wellness.

     In 1996, Mannatech focused its research product development on the fundamental discovery that the body needs eight monosaccharides to support optimal health and wellness. Rather than attempting to develop synthetic carbohydrate-based products, as many other companies were doing, Mannatech began formulating naturally-occurring products to fulfill this newly identified nutritional need. After developing a key naturally-occurring compound, Mannatech filed for several patents for this compound it called Ambrotose[RegTM] complex. Mannatech believes using this compound in its high-quality, proprietary products is important to help differentiate and distinguish Mannatech's products from its competitor's products. Furthermore, the limited availability of this compound helps stimulate demand and achieve optimal pricing.

     Research and Development. Mannatech believes its research and development facilities, strategic alliances with its suppliers and manufacturers combined with its experienced personnel allow it to continue to identify, develop and market additional high-quality, proprietary products, which should increase its competitive advantage in the nutritional supplement industry. Mannatech incurred $4.0 million, $4.8 million and $3.4 million, in 1999, 2000 and 2001 toward its various research and development efforts, which historically have been between 2% and 3% of its annual net sales. These efforts are led by a research team including several scientists with significant years of experience including designing products based on carbohydrate-based technology. Mannatech's philosophy is to concentrate its research and development efforts, to identify new high-quality, complementary products and improve its existing products to ensure it maintains high-quality standards. A recent example of its on-going research and development includes the development of Ambroglycin(TM), a proprietary, food-mineral matrix that delivers vitamins, chelated minerals, trace minerals, antioxidant co-factors and Ambrotose[RegTM] complex in a balanced food matrix supplement. Some of its research and development efforts are conducted in Mannatech's technologically advanced laboratory that is equipped with various gas and liquid chromatographs and mass spectrometers, which are used to:

     o maintain Mannatech's quality standards;

     o support research and development efforts of new naturally-occurring compounds;

     o help support the development of new products; and

     o continuously improve existing products.

     Quality Assurance Program. Mannatech believes in using only the highest quality ingredients in manufacturing its products and uses the highest standards of production for making its products. Mannatech's team of quality assurance professionals, research scientists and medical doctors include professionals who have significant experience in the pharmaceutical industry. Mannatech's quality assurance team helps ensure that Mannatech's quality standards of production are consistently followed by routinely performing quality assurance testing on its products in its laboratory.

     Mannatech's comprehensive quality assurance program is based on the Good Manufacturing Practices for foods. In addition, Mannatech has expanded its quality assurance program to incorporate additional unique requirements for dietary supplements. Mannatech's team of experts helps ensure that its formulations are made with natural ingredients whenever possible, that its products are produced using Mannatech's strict guidelines and that the conditions at the various suppliers and manufacturers are adequate to ensure batch-to-batch consistency. Mannatech further requires that its formulations meet rigorous specifications for microbiological, chemical and physical analysis. The strict manufacturing standards, along with the purity of the ingredients in some of Mannatech's products, have resulted in certain of Mannatech's products being certified as strict kosher.

     To ensure strict controls over its products through all phases of manufacturing, packaging and distribution, Mannatech only contracts with suppliers and manufacturers that have a high-quality assurance system in place, meet stringent requirements by the Food and Drug Administration and are certified by official accredited bodies such as the Association for Clinical, Environmental Research or the Information Sciences and the National Nutritional Foods Association. Mannatech periodically reviews each of its suppliers' and manufacturers' quality assurance programs to ensure that Mannatech's required specifications, sampling plans and test procedures are being followed.

     After the products are received from the manufacturers, Mannatech's quality assurance team samples each batch and routinely tests the products to determine the products' stability under controlled storage conditions and help ensure accurate expiration dates. Mannatech's quality assurance program also strives to ensure that its bulk products are packaged with an outer seal and all other products are sealed with both an inner and outer seal. To help ensure customer satisfaction, Mannatech offers a reasonable return policy. In addition, Mannatech recommends that consumers should always examine any food products for any sign of tampering before using or ingesting.

     Associate Support Philosophy. Mannatech is committed to providing the highest level of support services to its customers and believes that it meets their needs and builds loyalty through the following:

     o providing various order processing centers to support all of its operations;

     o offering highly-personalized and responsive customer service teams;

     o having a reasonable product return policy;

     o providing a comprehensive corporate website to allow instant access to many of its forms, Internet ordering and marketing tools;

     o offering personalized website development for its associates at minimal cost;

     o developing a $1 million web-based downline management system called Success Tracker(TM) that provides global, seamless reporting on the status of each associates' organization;

     o developing a training/orientation CD-ROM to enhance its associate training program by integrating audio, video and motion graphics into a user-friendly, interactive presentation tool that each associate can tailor into an individual marketing and training aid;

     o providing distribution fulfillment centers in each country of operation to help ensure that its products are timely shipped and minimizes shipping and handling costs;

     o providing an interactive and comprehensive legal/compliance department that helps enforce Mannatech's policies and procedures; and

     o sponsoring four to six corporate events throughout the year to provide information, education and motivation, which aid in business development, provide a venue for launching new products and services and allow individuals the ability to interact with Mannatech's management, researchers and some of its most successful associates.

     Flexible Operating Strategy. Mannatech believes efficiency, focus and flexibility are keys to its on-going operations. Since its inception, Mannatech has contracted with third party suppliers and manufacturers for all of its production to help minimize capital expenditures where practicable. Mannatech capitalizes on the expertise and resources of its strategic allies by utilizing them in the areas of distribution and logistics, call center operations, product registration and export requirements. By contracting with various high-quality suppliers and manufacturers and outsourcing its foreign operations distribution, Mannatech believes it has minimized its start-up and on-going operating costs and is able to quickly adapt its operations to current demand in a timely, efficient and cost-effective manner. To ensure that its third party contractors maintain a high quality level of service, Mannatech monitors their performance and routinely performs spot checks. In addition, Mannatech continues to seek alternative sources for its raw materials suppliers and manufacturers to help minimize costs and to ensure that no significant interruption in production would occur if existing contractors could not perform.

     Experience and Depth of Mannatech's Management Team. Mannatech continues to strengthen its team of professionals and has taken a more conservative approach to its on-going operations. Mannatech also capitalizes on the strength and knowledge base of various consulting firms to further extend its research and skill sets. Within the last twelve-months, Mannatech hired a new president of international operations, a new general counsel, a new vice president of product development, named new general managers for its operations in Australia and Japan and shifted certain management duties to its president and chief operating officer. In addition, Mannatech appointed a new chairman and vice-chairman and appointed two new members to its board of directors, thereby adding additional direct selling expertise to its board. Mannatech is confident that the changes made during the last twelve-months strengthened and expanded its management group to include expertise in various fields, including:

     o product research and development;

     o marketing;

     o direct sales and network-marketing;

     o international operations;

     o finance and analysis;

     o legal and compliance;

     o information technology; and

     o product distribution.

     In addition, all of Mannatech's principal managers have substantial business experience, primarily with larger businesses. Mannatech believes its managers are able to bring the perspective of traditional business to Mannatech's direct selling and network marketing operations. Mannatech also believes that it provides a sound, systematic and reliable framework within which each associate can fit his or her own personal style of conducting business.

Business Strategy

     Mannatech's goals for the future include:

     o Increase Brand Awareness. Mannatech believes it has built a solid foundation and has distinguished itself as an innovator in the nutritional supplement industry. Mannatech plans to continue its research and development efforts to identify and develop new and improved associate tools to assist them in educating consumers on the science and the unique benefits of its products.

     o Introduce New Products and Continue to Enhance Existing Products. Since inception, Mannatech has performed research and analysis and identified certain targets for future product development. Mannatech tries to ensure that each new product contains one or more of its high-quality, proprietary compounds and that its new products complement its existing products. Mannatech also strives to offer the highest quality ingredients in its products and continues its on-going research to try to ensure that its products contain the most effective ingredients. Through continued research, Mannatech may identify alternative ingredients that improve the efficacy of its products and may change existing formulations to include such improvements or enhancements, which may stimulate existing product sales.

     o Attract and Retain New Associates and Enhance Associate Productivity. Mannatech focuses on its operating strengths and strives to compensate its associates for their on-going achievements. As a result, Mannatech has introduced several new incentive programs for its associates, including power bonus and team bonus programs, which reward associates who achieve certain leadership levels. In addition, Mannatech offers several trip incentives in hopes of continuing to attract new associates. During 2001, Mannatech outlined its overall plans to enhance its associate's global incentive program, in part to encourage greater retention, motivation and productivity without materially altering the overall payout of commissions as a percentage of total commissionable net sales. No single associate accounted for more than 10% of Mannatech's consolidated net sales in 2001.

     o Expand its Existing International Markets. Based upon projections by various data gathering organizations including the Nutrition Business Journal and the World Federation of Direct Selling Association, Mannatech believes its international markets have potential for growth. Mannatech's existing international markets include Canada, Australia, the United Kingdom and Japan. In December 2001, Mannatech hired a new president of international operations, Mr. John F. Crowley. Mr. Crowley has significant experience in international market development. Mannatech has recently concluded that limited product sales to New Zealand can be accomplished without the expense of another full-scale market opening. Shipments to New Zealand are expected to begin during the second quarter of 2002. Net sales by country, as a percentage of consolidated net sales, were as follows:

                       U.S.        Canada      Australia       U.K.       Japan        Total
                    ----------   ----------   -----------   ---------   ---------   -----------
  2001 ..........       77.1%        14.1%         3.4%         1.0%        4.4%        100.0%
  2000 ..........       77.0%        13.5%         5.7%         1.3%        2.5%        100.0%

Products and Product Development

     Mannatech's products currently include 26 different nutritional products, 3 topical products and a weight-management system consisting of 6 products. Mannatech also offers a variety of sales aids to its associates, including enrollment and renewal packs, a CD-ROM orientation/training program, brochures, videotapes, web-based data management tools and a personalized website development package, all of which accounted for approximately 17.6%, 17.3% and 15.5% of net sales in 1999, 2000 and 2001, respectively.

     Mannatech's products are based on a belief that the use of certain carbohydrates may provide certain nutritional benefits. Healthy bodies are comprised of many sophisticated components working together, which need accurate internal communication to function at an optimal level. In its most basic form, this communication occurs at the cellular level and is referred to by molecular biologists as cell-to-cell communication. To maintain a healthy body, cells must "talk" to other cells. Scientists have learned that certain molecules found on the surface of all cells, called "glycoproteins," play an essential role in all cell-to-cell communication. The name "glycoprotein" is derived from the molecules' composition: sugar, known as "glyco," and protein. The body's need for carbohydrates is important because up to 85% of glycoproteins are composed of specific monosaccharides. Mannatech believes that these carbohydrate-based monosaccharides and polysaccharides are necessary to support and maintain optimal health. In support of Mannatech's theory, Harper's Biochemistry, a leading biochemistry reference source, listed eight different monosaccharides commonly found in human glycoproteins, which are believed to be key in helping healthy cell-to-cell communication in the human body. These monosaccharides include:

     o fucose;

     o galactose;

     o glucose;

     o mannose;

     o N-acetylgalactosamine;

     o N-acetylglucosamine;

     o N-acetylneuraminic acid; and

     o xylose.

     Mannatech's proprietary compound, Ambrotose[RegTM] complex, was designed to provide certain of these monosaccharides. Mannatech has applied for various patents for the formulation and use of this proprietary compound. Mannatech expanded its products in 2001 to include the following:

     o GLYCO-BEARS(TM), a chewable multivitamin especially formulated for children between the ages of 4 to 14. This children's chewable multivitamin helps provide the body with 26 essential vitamins, minerals, other vital nutrients, Ambrotose[RegTM] complex and a phytonutrient complex that is made from 30 different fruits and vegetables. This children's multivitamin also helps support children's immune systems and contains no artificial colors, flavors, sweeteners, iron, yeast or hydrogenated oils.

     o Glycentials(TM) Vitamin, Ambroglycin(TM) Mineral and Antioxidant Formula, a dietary supplement that helps provide a balanced food matrix of vitamins, chelated minerals, trace minerals, antioxidant co-factors and Ambrotose[RegTM] complex. This antioxidant-rich formula contains no artificial flavors, colors, sweeteners, yeast, sucrose or dextrose and helps the body's natural ability to neutralize the effects of toxins, environmental stress, poor diet and daily physical and oxidative stress--all of which are believed to play a part in damaging cells, tissues, DNA and cellular aging.

     o CardioBALANCE(TM) Heart Care Formula, a dietary supplement that provides a wide range of specific nutritional benefits designed to aid in keeping an already normal cardiovascular system strong and well. Among other components, this product contains the following: a component to support natural production of glutathione, the human body's most important antioxidant for the breakdown of toxins; folic acid, for growth, development and red blood cell formulation; garlic, for phytochemical support; grape extract and hawthorn berry extract, for antioxidant support; and a biochemical co-factor, which primarily helps sustain energy metabolism in muscles. This formula helps maintain:

     o homocysteine levels that are already in the normal range;

     o already healthy artery walls and a strong heart muscle;

     o circulation throughout the body's 60,000 miles of already healthy blood vessels;

     o blood pressure already within the normal range by aiding blood and oxygen flow to the heart; and

     o blood flow, heart beat and cholesterol levels, all of which are already within their normal ranges.

These statements have not been evaluated by the Food and Drug Administration. These products are not intended to diagnose, treat, cure, or prevent any disease.

     In response to recent overall public concerns related to products containing the ingredient ephedrine, Mannatech voluntarily agreed to reformulate two of its products that contain small amounts of ephedrine-- MVP and GlycoLEAN[RegTM] BODY SYSTEM ACCELERATOR(TM). Mannatech identified a high-quality ephedrine-free substitute ingredient and voluntarily began reformulating its GlycoLEAN[RegTM] BODY SYSTEM ACCELERATOR(TM) product to include an ephedrine-free formula, and renamed it GlycoLEAN[RegTM] BODY SYSTEM ACCELERATOR2(TM), in January 2002. In addition, Mannatech is currently identifying the most effective ephedrine-free substitute for its MVP product. Mannatech has never had any significant complaint or allegation resulting from the consumption of its products that contain ephedrine and even though Mannatech cannot make any assurances or guarantees it believes the risk of any liability would be minimal.

     The following chart indicates the year Mannatech introduced each of its products:

 Year    Products Introduced
------   ------------------------------------------------------------------------------------------
1994     ManAloe[RegTM], PLUS, MVP AmbroDerm(TM) LOTION, PhytAloe[RegTM], FIRM

1995     PHYTOBEARS[RegTM] EMPACT[RegTM], Emprizone[RegTM]

1996     Ambrotose[RegTM], Mannatonin, Profile 1, 2 and 3, SPORT

1997     Bulk Ambrotose[RegTM], Bulk EMPACT[RegTM], MANNACLEANSE(TM)

1998     MannaBAR(TM) Protein Dietary Supplement, Manna-C(TM),  AmbroStart[RegTM], Bulk PhytAloe[RegTM]

1999     MannaBAR(TM) Vanilla Yogurt-Coated Apple Crunch, GlycoLEAN[RegTM] BODY SYSTEM
         ACCELERATOR(TM)(1), GlycoLEAN[RegTM] BODY SYSTEM CATALYST, GlycoLEAN[RegTM] BODY
         SYSTEM FIBERFULL, GlycoLEAN[RegTM] BODY SYSTEM Manager and GlycoSLIM[RegTM] MEAL
         REPLACEMENT DRINK (two flavors--Chocolate and French vanilla)

2000     OPTIMAL HEALTH PACK(TM) and IMMUNOSTART(TM)

2001     GLYCO-BEARS(TM),  CardioBALANCE(TM) Heart Care Formula and Glycentials(TM) Vitamin,
         Ambroglycin(TM) Mineral and Antioxidant Formula

     The following chart lists Mannatech's products and the body systems targeted by each product, as of December 31, 2001:

                                                                                        Children's
                                                Optimal health   Skin      Sports     optimal health    Weight-
                                                 and wellness    care   performance    and wellness    management
                                               ---------------- ------ ------------- ---------------- -----------
AmbroDerm(TM) LOTION .........................                    X
AmbroStart[RegTM] ............................     X
Ambrotose[RegTM] .............................     X
Bulk Ambrotose[RegTM] ........................     X
Bulk EMPACT[RegTM] ...........................                             X
CardioBALANCE(TM) ............................     X
EMPACT[RegTM](TM) ............................                             X
Emprizone[RegTM] .............................                    X
FIRM .........................................                    X
GLYCO-BEARS(TM) ..............................                                            X
Glycentials(TM) Vitamin, Ambroglycin(TM)
 Mineral and Antioxidant Formula .............     X
GlycoLEAN(TM) BODY SYSTEM
 ACCELERATOR(1) ..............................                                                          X
GlycoLEAN(TM) BODY SYSTEM CATALYST ...........                                                          X
GlycoLEAN(TM) BODY SYSTEM FIBERFULL ..........                                                          X
GlycoLEAN(TM) BODY SYSTEM Manager ............                                                          X
GlycoSLIM[RegTM] MEAL REPLACEMENT DRINKS .....                                                          X
IMMUNOSTART(TM) ..............................    X
ManAloe[RegTM] ...............................    X
MannaBAR(TM) PROTEIN DIETARY
 SUPPLEMENT ..................................    X
MannaBAR(TM) Vanilla Yogurt-Coated
 Apple-Crunch ................................    X
Manna-C(TM) ..................................
MANNACLEANSE(TM) .............................    X
Mannatonin ...................................    X
MVP ..........................................    X
OPTIMAL HEALTH PACK(TM) ......................    X
Bulk PhytAloe[RegTM] .........................    X
PhytAloe[RegTM] ..............................    X
PHYTOBEARS[RegTM] ............................                                            X
PLUS .........................................    X
Profile 1 ....................................    X
Profile 2 ....................................    X
Profile 3 ....................................    X
SPORT ........................................                             X

------------
(1) In January 2002, Mannatech voluntarily reformulated its GlycoLEAN[RegTM] BODY SYSTEM ACCELERATOR(TM) product to include an ephedrine-free ingredient and renamed it GlycoLEAN[RegTM] BODY SYSTEM ACCELERATOR2(TM).

     Mannatech continues its on-going research to explore ways to develop additional products. All new products are expected to be formulated with Mannatech's high-quality, proprietary compounds. Mannatech usually launches new products during its corporate events held throughout the year. Mannatech has a product committee that periodically meets to identify potential new products or compounds that may strengthen its existing products. During 2002, Mannatech intends to reformulate some of its existing products to enhance their formulations. The product committee uses various criteria when considering new products and compounds including the following:

     o marketability and proprietary nature of the product;

     o regulatory considerations;

     o availability of ingredients; and

     o existence of data supporting claims of functionality.

Intellectual Property

     At March 20, 2002, Mannatech had approximately 17 trademark registrations in the United States and approximately 9 trademark applications pending with the United States Patent and Trademark Office. Mannatech's policy is to pursue registrations for all the trademarks associated with its key products and try to protect its legal rights concerning its trademarks.

     Mannatech relies on common law trademark rights to protect its unregistered trademarks, even though these common law trademark rights do not provide Mannatech with the same level of protection as afforded by a United States federal registration of a trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to discontinue the unauthorized use of the trademark by a third party anywhere in the United States even if the registrant has never used the trademark in the geographic area where the trademark is being used, provided however, that the unauthorized third party user has not, prior to the registration date, perfected its common law rights of the trademark in that geographic area.

     Mannatech also has approximately 40 trademarks applications pending in 20 foreign jurisdictions. The protection available in such jurisdictions may not be as extensive as the protection available to Mannatech in the United States.

     Currently, Mannatech has a patent application pending in the United States Patent and Trademark Office and has 4 issued patents and 18 patent applications submitted to various foreign jurisdictions in connection with its glyconutrients blend listed as compositions of plant carbohydrates as dietary supplements. To the extent Mannatech does not have its products patented, there can be no assurance that another company will not replicate one or more of Mannatech's products.

Associate Distribution System

     Overview. The foundation of Mannatech's sales philosophy is the distribution of its product through a unique direct selling and network-marketing operation. In its direct selling and network-marketing operations, consumers called associates and members purchase products for resale and/or for personal consumption. Associates and members are not considered employees of Mannatech, but rather independent contractors who are contractually bound to follow certain policies and procedures. These policies and procedures require associates to act in a professional manner and abide by certain regulatory guidelines. Mannatech believes that the direct selling and network-marketing system is the most effective communication vehicle to sell its products for the following reasons:

     o it is easy to explain and educate the consumer on the unique benefits of the products in a person-to-person, educational setting;

     o it is more direct and personal than television and print advertisements;

     o it allows potential consumers to try the products before purchasing;

     o there is greater impact on the consumer than from television or print advertising because the consumer learns directly from associates and other consumers about the various experiences and benefits;

     o associates can provide high levels of customer service and give personalized attention by following up with consumers to ensure customer satisfaction;

     o obtaining a reasonable product return policy;

     o recent advancements in technology, including the more wide-spread acceptability of the Internet as a more acceptable vehicle in which to place orders, has increased the effectiveness of the direct selling market; and

     o the development and integration of Mannatech's database website, www.GlycoScience.com, which allows any user to search for science-based information about various nutritional ingredients, some of which are found in Mannatech's products.

     Mannatech encourages, but does not require, associates to use its products. Mannatech does not require a potential consumer to be enrolled as an associate in order to purchase its products. In 2001, Mannatech created its member program, in which consumers can sign up to purchase products at a discount but not participate in any business opportunities. Mannatech believes the direct selling and network-marketing system is particularly attractive to prospective associates for the following reasons:

     o it provides an avenue to supplement their income or become their main source of income;

     o there is no requirement to purchase inventory or maintain inventory levels;

     o there is no requirement to carry accounts receivables;

     o there is limited paperwork involved in the sales process;

     o it offers a reasonable product return and exchange policy; and

     o it allows for a flexible work schedule.

     Mannatech's net sales are very dependent upon the number of its active associate and member base and their productivity. Over the last several years, Mannatech has experienced a decline in the number of its active associates. To combat any negative effect caused by a decline in active associates, Mannatech strives to equip its associates with new tools and techniques necessary to grow a successful business. Mannatech believes that the enrollment of new associates and retention of its existing associates will be contributing factors to its long-term growth and success. Mannatech suggests associates enroll individuals with whom they have pre-existing relationships, such as family members, friends, business associates or neighbors. Mannatech believes associates will be more likely to remain active if they are enrolled by someone with whom they have an on-going relationship. Mannatech remains active in the development of its associates through recruitment, support, motivation and compensation.

     Associates pay for purchases prior to shipment. Mannatech carries no significant account receivables from its associates, except for amounts owed for check returns or other exceptions. Associates generally pay for products by credit card; however, orders are also paid with cash, direct deposit, money orders and checks. Mannatech also offers discounts to its associates and members if they sign up for a voluntary automatic monthly order. Automatic orders have continued to increase and accounted for approximately 57.4% of net sales in 2001 compared to 49.2% of net sales in 2000.

     Associate Development. Mannatech primarily relies on existing associates to enroll new associates. The enrollment of new associates creates multiple levels in a direct selling environment. These new associates are referred to as "downline" or "sponsored" associates. Enrolled associates can purchase products directly from Mannatech at wholesale prices and can sponsor other associates in order to build a network of associates, members and product users, which is called network-marketing.

     The needs of Mannatech's associates are a priority and Mannatech believes that providing a high support level for its associates' efforts is very important to Mannatech's success. Mannatech provides a large number of support services tailored to its associates needs, including:

     o motivational meetings and corporate sponsored events;

     o educational and informative conference calls;

     o automated fax services;

     o an efficient decentralized ordering and distribution system;

     o personalized customer service via telephone, Internet and e-mail;

     o 24-hour, seven days per week access to information through touch-tone phones and the Internet;

     o web-based conference calls;

     o a current database of each associate's downline information, including a new web-based data management tool;

     o business development materials intended to help stimulate product sales and simplify enrollment; and

     o an innovative website database, www.GlycoScience.com, designed to provide any user with the ability to search and provide science-based information about various nutritional ingredients, some of which are included in Mannatech's products.

     Mannatech also relies heavily on its existing associates to train new associates. To assist its associates in their training endeavors, Mannatech introduced a new CD-ROM for worldwide orientation training. This orientation/training aid integrates audio, video and motion graphics into a user-friendly, interactive CD-ROM that can be tailored by each associate into their own individual, unique marketing and training tool. This CD-ROM should help provide systematic and uniform training related to Mannatech's products, compensation plan and methods of doing business. Mannatech also provides various brochures, magazines and other sales materials to its associates to assist them in training and continuing education. Mannatech will continue to periodically update all of its training aids to ensure that its associates receive the latest information available on its products, sales aids, technology advances and sales methods.

     Mannatech currently recognizes associate performance with ten different associate leadership achievement levels. The leadership levels from lowest to highest include:

     o active;

     o qualified;

     o regional;

     o national;

     o executive;

     o presidential;

     o bronze;

     o silver;

     o gold; and

     o platinum.

     An associate leadership level is based upon the associate pack purchased, the associates' downline growth and direct and indirect commissionable net sales. Global commissionable net sales are derived from product and pack sales each with certain assigned personal and group product point volume. Generally, sales aids are not assigned any product point volume. Each associate leadership level provides the associate with the opportunity to participate in Mannatech's global incentive plan.

     When Mannatech expanded internationally, it integrated the majority of its global incentive plan across all markets in which its products were sold, thereby allowing all of its existing associates to receive commissions for global product sales and expansion of their networks. Mannatech believed this situation, referred to as its "global seamless downline structure," allowed each of its associates to build their global networks by expanding their existing downlines into Mannatech's international markets rather than having to establish new downlines to requalify for higher levels of commissions within each new country. Certain governmental agencies in foreign countries govern the various aspects of associates compensation and strongly discourage specific types of commission, which pays associates incentives for building their individual global network. As a precaution, Mannatech elected to eliminate this type of commission from its global incentive plan used in its foreign operations.

     Mannatech's new global incentive plan was designed to eliminate the commission described above in the United States and Canada and increase the payout of all of the remaining commission types. The plan was also designed to increase some of the payouts for each of the associate leadership levels. These modifications should be implemented during 2002 and will help perfect Mannatech's global incentive plan into a seamless commission plan for all countries in which it operates and should help motivate its associates without materially altering the overall payout of commissions as a percentage of commissionable net sales.

     Associate Compensation. Mannatech's global incentive plan combines the aspects of two widely used network-marketing compensation plan concepts. Mannatech's global incentive plan pays various types of commissions based upon a percentage of the associate's commissionable direct and indirect net sales and the attainment of certain associate leadership levels. The essential elements of Mannatech's global incentive plan are similar to other direct selling and network-marketing incentive plans. Mannatech's global incentive plan attempts to compensate associates both in the early stages of building their business and also when associates expand their existing business, by rewarding the associate for both the breadth and depth within their global downline organizations.

     Mannatech's current global incentive plan pays various incentives and commissions including:

     o a bonus to active associates based on both their direct and indirect product sales generated from their global downline and the level of achievement the associate has earned;

     o a bonus to associates who enroll new associates or members who place a product order;

     o a bonus to associates when they reach a certain level of leadership and enroll other associates who place a monthly automatic order;

     o a training bonus to associates who have obtained a certain leadership level and trained another associate;

     o a power bonus to associates who have obtained certain leadership levels and developed certain leadership levels in both of their downlines;

     o a car incentive bonus to associates who achieve certain sales levels and consistently increase their sales levels;

     o a team bonus to associates who build a team of six associates, who order regularly; and

     o various other incentive programs, including various travel incentives, which are offered periodically throughout the year.

     Mannatech projects that its new global incentive plan will be implemented in mid-2002 and will pay similar commissions and incentives as its current global incentive plan with the following exceptions:

     o the team bonus will be modified to pay $100 per business period to an associate who earns less than $100 if they build a team of six qualified associates in their global downline, who order regularly;

     o a new pool bonus will be paid to associates who achieve a certain leadership level and remain at that level plus an additional bonus will be paid to every associate within their downline who achieves that same leadership level; and

     o the car incentive bonus will be phased out.

     Based upon the knowledge of industry-related network-marketing incentive plans, Mannatech believes that its global incentive plan is currently among the most financially rewarding plans offered in the industry. Mannatech's commissions, as a percentage of net sales, were 40.9%, 41.2% and 40.4% for 1999, 2000 and 2001, respectively.

     Management of Associates. Mannatech takes an active role in the management of its associates. Mannatech's legal/compliance oversight process is complicated since its associates are independent contractors and not Mannatech employees. Mannatech tries to ensure that an associate's conduct comports with applicable laws and regulations governing Mannatech and its products by contractually binding associates to abide by Mannatech's associate policies and procedures. Mannatech provides each associate with a copy of its policies and procedures that must be followed in order to maintain good standing. Furthermore, Mannatech requires its associates to act in an ethical and consistent manner. Mannatech's legal/compliance department monitors its associates' websites for content on an on-going basis. In an effort to both decrease the number of independent websites owned by associates and to preserve and protect its trademarks, Mannatech introduced Mannapages(TM), a standardized, personal, Internet website program created to assist Mannatech in monitoring associate websites on a regular basis.

     Mannatech's legal/compliance program depends on associate self-regulation but also includes monitoring associate conduct in connection with adhering to certain of its policies and procedures and addresses associates who do not comply with Mannatech's policies and procedures. When a complaint is filed against any of its associates, Mannatech reserves the right to suspend and/or terminate that associates' rights and may impose various sanctions, including warnings, probation and/or the withholding of commissions until the complaint is rectified. Mannatech's legal/compliance department, in cooperation with other departments, routinely evaluates associate conduct and the need for new and revised policies and procedures. Mannatech believes that its compliance program assists in the maintenance of associate ethics and helps associates in their sales efforts. Mannatech tries to minimize associate complaints by offering continuing education to its associates to help ensure that they understand and abide by all of Mannatech's policies and procedures.

     Product Return Policy. Mannatech offers a reasonable product return policy. Mannatech's retail sale return policy states that any retail customer may return the unused portion of any product to the original associate who sold the product and receive a full cash refund from that associate. Mannatech will then reimburse that associate who provided such refund to the retail customer with replacement product if the associate provides Mannatech with the proper documentation and return the remainder of the product or empty bottle to Mannatech. Mannatech's associate product return policy states that any associate requesting a refund will receive a 90% refund of the paid wholesale cost for any returned, unopened, restockable products and any up-to-date corporate literature that is in good, usable condition. Mannatech believes that its return policies are consistent with the return policies of other direct selling companies. Product returns as a percentage of net sales were 1.0%, 0.8% and 0.6% in 1999, 2000 and 2001, respectively.

Information Technology and Systems

     Mannatech believes that on-going improvement and maintenance of its transaction-processing database is essential to its long-term success. Mannatech's systems are designed to:

     o reduce the time required to supply an associate, member or retail customer with products;

     o provide detailed and customized ordering information;

     o respond quickly to associate needs and information requests;

     o provide detailed and accurate information concerning qualification and downline activity;

     o provide detailed reports of commissions paid to associates;

     o support the order processing and customer service departments; and

     o help monitor, analyze and report financial and operating results.

     Mannatech has a comprehensive service continuity plan to help minimize the risk of loss. Mannatech has a wide-range of information technology professionals on staff who performs daily backup procedures, monitor various software and hardware systems and perform routine maintenance procedures. Mannatech also continues to upgrade its software and hardware to help ensure that its systems are working efficiently and effectively. Mannatech believes that it will minimize any risk of loss or disruption of its operations by fully integrating its service continuity plan in 2002.

     During 2001, Mannatech developed a $1 million web-based database management tool called Success Tracker(TM), which is primarily used by its associates to manage their business organization by providing them with global, seamless reporting on the status of their individual organization. Associates who do not wish to have personal information such as their street address and telephone number published on Success Tracker(TM) may elect to remove this information from the database information that can be accessed by associates. In 2002, Mannatech expects to spend approximately $8.3 million on its information technology operations, of which approximately $940,000 will be for capital expenditures. These expenditures will help provide additional technology for Mannatech's business reporting for its associates, its internally-based database management tools and the continued development of its service continuity program. The service continuity program will help minimize the risk of displacement due to any significant disruption in business operations. Mannatech believes that new technology will continue to help address the needs of its associates. Mannatech believes that the significant investment in software, hardware and personnel is necessary for it to perform the following:

     o rapidly respond to any business needs for information technology assessment and development;

     o manage its global operations and downline structure;

     o help analyze and identify ways to increase sales and improve operations;

     o help identify areas in which it can reduce operating expenses; and

     o help safeguard its database and associate information.

     Mannatech also maintains a sophisticated financial system that includes a general ledger module, five sub-modules that directly interface with the general ledger module and a report-writing system that is windows-based and capable of operating on several platforms. These financial systems enable Mannatech to timely track and analyze financial information and produce customized reports. Mannatech continues to update its financial systems for technological advances and believes its current financial systems are adequate for its projected reporting needs over the next twelve-months.

Production and Distribution of Products

     All of Mannatech's products are manufactured by outside contractors. Mannatech believes that this flexible operating strategy provides it with sufficient production capacity to enable it to respond to significant fluctuations in its sales, while limiting its required investment in capital equipment. Mannatech believes it currently has high-quality contract suppliers and manufacturers supporting Mannatech's current and projected inventory requirements over the next several years. Nonetheless, Mannatech continues to work with suppliers and manufacturers to ensure that if their current suppliers or manufacturers cannot meet Mannatech's demand or if the suppliers and manufacturers reduce their quality standards, Mannatech can switch production of its products to another supplier or manufacturer without any significant disruption of its operations. As a safeguard, Mannatech has successfully identified dependable alternative sources for all of its ingredients in its various formulations except Manapol[RegTM] and Arabinogalactan, which are unique ingredients used in the production of Ambrotose[RegTM] complex. In January 2000,

Mannatech signed a new supply agreement with its supplier of Manapol[RegTM] and in February 2001, Mannatech modified the purchasing requirements of the supply agreement. The supply agreement requires Mannatech to buy a minimum monthly volume at an agreed-upon price through August 2003. Currently, Mannatech purchases up to 40% of the production of its Manapol[RegTM] supplier. Although Mannatech believes it maintains good working relationships with its suppliers and manufacturers, it continues to identify new quality-driven sources to help ensure that it maintains high-quality and minimizes its costs.

     Mannatech's main distribution operation is located in Coppell, Texas, and consists of 75,000 square feet of leased space in which it maintains an automated system capable of processing up to 18,000 orders per day. This system enhances productivity and is projected to support planned sales volume growth. The distribution facility contains warehouse and distribution offices. To maximize its operating strategy yet minimize costs, Mannatech contracts with third-party contract distribution facilities in Canada, Australia, the United Kingdom and Japan. By entering into these contracted distribution facility agreements, Mannatech minimizes the fulfillment time for processing orders and is generally able to process an order within 24 hours after order placement and payment. For further information on these contract facilities, see "Item 2. Properties" in this report.

Government Regulations

     In the United States, governmental regulations, laws, administrative determinations, court decisions and similar legal requirements at the federal, state and local levels regulate direct selling and network-marketing activities. These regulations address, among other things:

     o direct selling and network-marketing systems;

     o transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;

     o taxation of associates and the requirement to collect taxes and maintain appropriate records;

     o how a company manufacturers, packages, labels, distributes, imports, sells and stores products;

     o product ingredients;

     o product claims;

     o advertising; and

     o the extent to which a company may be responsible for distributors' claims.

     Products. The following governmental agencies regulate certain aspects of Mannatech's business and/or products in the United States:

     o the Food and Drug Administration (FDA);

     o the Federal Trade Commission (FTC);

     o the Consumer Product Safety Commission;

     o the Department of Agriculture;

     o the Environmental Protection Agency;

     o the United States Postal Service;

     o state attorney general offices; and

     o various agencies of the states and localities in which Mannatech's products are sold.

     The FDA regulates the formulation, manufacture, packaging, storage, labeling, promotion, distribution and sale of foods, dietary supplements, over-the-counter drugs and pharmaceuticals. The FDA issued a final rule called "Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body" and has regulations that require Mannatech and both its suppliers and manufacturers to meet Good Manufacturing Practices in their preparation, packing, storage and shipment of products. The FDA has also published a Notice of Advanced Rule Making for Good Manufacturing Practices, which requires manufacturing of dietary supplements to also follow Good Manufacturing Practices. Mannatech believes it meets all the necessary regulations of the FDA.

     Mannatech's core sales philosophy is based on the Dietary Supplement Health and Education Act of 1994 (DSHEA). This DSHEA act revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements, which created a new class, by statute, entitled "dietary supplements." Dietary supplements include vitamins, minerals, herbs, amino acids and other dietary substances used to supplement current diets. This act requires a company to provide evidence establishing that a supplement is reasonably expected to be safe. Manufacturers of dietary supplements must make a "statement of nutritional support," describing certain types of product performance characteristics, to help ensure the following:

     o maintain evidence that the statement is truthful and not misleading;

     o include a disclaimer in the statement itself; and

     o notify the FDA of the statement no later than thirty-days after the statement is first made.

     Mannatech believes a majority of its products are included in the dietary supplements class as outlined in the Federal Food, Drug and Cosmetic Act. The FDA issues regulations governing the labeling and marketing of nutritional supplement products. These regulations include:

     o the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;

     o requirements related to the wording used for claims about nutrients, health claims and statements of nutritional support;

     o labeling requirements for dietary or nutritional supplements for which "high potency" and "antioxidant" claims are made;

     o notification procedures for statements on dietary and nutritional supplements; and

     o premarket notification procedures for new dietary ingredients in nutritional supplements.

     Mannatech's substantiation program involves the compilation and review of scientific literature pertinent to the ingredients contained in each of its products. Mannatech continuously updates its on-going substantiation program to provide evidence for its product claims and notifies the FDA of certain types of performance claims made in connection with its products.

     Because of its international expansion, Mannatech is also subject to extensive regulations in each country in which it operates, which currently include Canada, Australia, the United Kingdom and Japan. Some of the various country-specific regulations include, but are not limited to, the following:

     o the Therapeutic Goods Administration and the Trade Practices Act, in Australia;

     o the National Provincial Laws and the Federal Competition Act, in Canada;

     o Federal and State regulations, in Australia;

     o National regulations including the Local Trading Standards Officers, in the United Kingdom;

     o Regulation by the Ministry of International Trade and Industry, in Japan.

     In certain markets, including the United States, claims made by Mannatech with respect to dietary supplements, personal care or any of its other products may change the regulatory status of the product. For example, a product sold as a dietary supplement but promoted on its label or in its marketing as a treatment, prevention or cure for a specific disease or condition would likely be considered by the FDA as unapproved and thus an illegal drug. To maintain the product's status as a dietary supplement, the labeling and marketing must, at a minimum, be consistent with the provisions in the DSHEA and must not be inconsistent with the FDA's extensive regulations regarding drugs. As a result, Mannatech has implemented procedures designed to ensure that its associates and employees comply with the requirements of DSHEA and the Food, Drug and Cosmetic Act. Because the scope of the FDA's authority under DSHEA and the Food, Drug and Cosmetic Act is often open to interpretation and debate there can be no assurance that the FDA will not question Mannatech's actions in the future. Emprizone[RegTM] is the only product Mannatech currently sells that is labeled as an over-the-counter monograph drug. If the FDA asserts that Mannatech's other product claims should be considered new drugs or fall within the scope of over-the-counter monographs, Mannatech would be required to file a new drug application and comply with the applicable monographs or change the claims made in connection with such products.

     Dietary supplements are also subject to the Nutrition, Labeling and Education Act, which regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in a product. This act prohibits the use of any specific health claim for dietary supplements unless the health claim is supported by significant scientific research and is pre-approved by the FDA.

     The FTC regulates the marketing practices and advertising of all of Mannatech's products. In the past several years, the FTC instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition to conveying product claims clearly and accurately, marketers must verify that there is adequate support for their claims. Under FTC regulations, before disseminating an advertisement, advertisers must have a reasonable basis for all express and implied product claims. What constitutes a reasonable basis is determined by what claims are being made, how the claims are presented in the context of the entire ad and how the claims are qualified. The FTC's standard for evaluation of substantiation is sufficiently flexible to ensure that consumers have access to information about emerging areas of science but requires reasonable evidence proving product claims at the time such claims are first made. The failure to have this evidence when product claims are first made violates the Federal Trade Commission Act. Although the FTC has never threatened any enforcement action against Mannatech for the advertising of its products, Mannatech can give no assurance that the FTC will not question its advertising or other operations in the future.

     Direct Selling and Network-Marketing System. Mannatech's direct selling and network-marketing system, which includes its associates global incentive plan, is controlled by a number of governmental regulations including various federal and state statutes and is administered by the FTC, various state authorities and foreign government agencies. The legal requirements governing direct selling and network-marketing organizations are, in part, directed to ensure that product sales are ultimately made to consumers. In addition, achievement within these organizations must be based on the sale of products rather than compensation for the recruitment of additional associates, investments in the organizations or other non-retail sales-related criteria. For instance, various states or provinces limit the amount associates may earn from commissions on sales by other associates that are not directly sponsored by the associate. Mannatech plans to continue to obtain regulatory approval of its direct selling and network-marketing system in jurisdictions that require such approval. If regulatory approval is not required, Mannatech relies and often seeks advice from outside counsel to ensure regulatory compliance.

     Mannatech is also subject to inquiries and enforcement actions from the various state attorney general offices. Each state has its own state acts called "Little FTC Acts." Each of these state's acts is usually similar to the requirements of the federal laws. As a result of certain statements contained in an associates' self-generated literature, the Michigan Attorney General's office contacted Mannatech in the summer of 1999 and asked Mannatech to provide data maintained under a consent decree. The Michigan Attorney General also requested documentation of the measures taken to address the associate's conduct, the measures implemented in order to prevent a violation of the decree from occurring and the measures that would be implemented in the future to help ensure compliance with the consent decree. Mannatech cooperated with Michigan's Attorney General's office and believes that it has fully complied with this request. In order to comply with the State of Michigan's Franchise Investment Law against involuntary inventory stockpiling, Mannatech monitored its associates in Michigan by conducting random audits of Michigan associates to identify evidence of stockpiling and coerced sales. To date, Mannatech has found no evidence of coerced sales or stockpiling by its associates in Michigan. Mannatech designed its associates' policies and procedures to provide no incentive or reward to an associate for engaging in such activities. The Michigan consent decree expired in March 2001.

     In Canada, Mannatech's direct selling and network-marketing is regulated by both national and provincial law. Under Canada's Federal Competition Act, Mannatech must make sure that any representations relating to associate compensation made to prospective associates constitute fair, reasonable and timely disclosure and that such representations meet other legal requirements of the Federal Competition Act. Mannatech's global incentive plan has been reviewed and Mannatech did not receive objections to its provisions from the appropriate Canadian authorities. Any future changes to the plan will require review by the appropriate Canadian authorities. All Canadian provinces and territories other than Ontario have legislation requiring that Mannatech register or become licensed as a direct seller within that province. Licensing is designed to maintain the standards of the direct selling industry and to protect the consumer. Some provinces require that both Mannatech and its associates be licensed as direct sellers. Mannatech believes that it holds all of the required provincial or territorial direct sellers' licenses.

     In Australia, Mannatech's direct selling and network-marketing system is subject to both federal and state regulation. Mannatech's global compensation plan in Australia is designed to meet state requirements and the requirements of Australia's Trade Practices Act. The Trade Practices Act and various state offices regulate Mannatech's business and trade practices and those of its associates. Australia's Therapeutic Goods Act, as well as its Trade Practices Act regulate any claims or representations relating to Mannatech's products and its associate global incentive plan.

     In the United Kingdom, Mannatech's direct selling and network-marketing system is subject to national regulations. Mannatech's global incentive plan in the United Kingdom is designed to meet national requirements, the requirements of the Fair Trading Act of 1973 and the Trading Schemes Regulations of 1997. The U.K. Codes of Advertising and Sales Promotion regulate Mannatech's business and trade practice and the practices of its associates. The Trading Standards Office regulates any claims or representations relating to Mannatech's business.

     In Japan, Mannatech's direct selling and network-marketing system, overall business operations, trade practices and its associates global incentive plan and its associates are all governed by the Door-to-Door Sales Law as enacted in 1976 by the Ministry of International Trade and Industry. Mannatech's global incentive plan in Japan is designed to meet governmental requirements. Product claims are subject to the Pharmaceutical Affairs Law, which prohibits the making and publication of "drug effectiveness" claims regarding products that have not received approval from the Ministry and Health Welfare and Labor.

     Other Regulations. Mannatech is also subject to a variety of other regulations in various foreign markets, including:

     o social security assessments and taxes;

     o value added taxes;

     o goods and services taxes;

     o sales taxes;

     o consumption taxes;

     o customs duties;

     o employee/independent contractor regulations;

     o employment and severance pay requirements;

     o import/export regulations; and

     o antitrust laws.

     In many markets Mannatech is restricted in the amounts and types of rules and termination criteria that it can contractually impose on its associates. If Mannatech does not comply with these restrictions, it may be required to pay social security or other tax or tax-type assessments on behalf of its associate, and may incur severance obligations in order to terminate the associate.

     In some countries, including the United States, Mannatech is also governed by regulations concerning the activities of its associates. Regulators may find that Mannatech is responsible for its associates' conduct and may request or require that Mannatech take steps to ensure that its associates comply with these regulations. The types of conduct governed by regulations include, in part:

     o claims made about Mannatech's products;

     o promises or claims of income by Mannatech or its associates; and

     o sales of products in markets where the products have not been approved, licensed or legally allowed to be sold.

     In some markets, including the United States, improper product claims by associates could result in Mannatech's products being reviewed or re-reviewed by certain regulatory authorities. This review could result in Mannatech's products being classified or placed into another product category with stricter regulations or could require labeling changes.

     Mannatech continues to research and monitor laws governing associate conduct and to revise or alter its business system, associate's global incentive plan, its associate's requirements and other materials and programs as required by the laws and regulations in each market. Although Mannatech attempts to educate its associates about acceptable business conduct in each market through policies, procedures, manuals, seminars and other training materials and programs, Mannatech cannot guarantee that its associates always act in a professional and consistent manner.

Competition

     The size of the nutritional supplement industry has steadily increased and remains intensely competitive. Mannatech competes directly with companies that manufacture and market similar nutritional products including:

     o Solgar Vitamin and Herb Company, Inc.;

     o Nu Skin Enterprises, Inc.;

     o Twinlab Corporation;

     o Usana, Inc.;

     o Nature's Sunshine Products, Inc.; and

     o Weider Nutrition International, Inc.

     Nutritional supplements are offered for sale in a variety of ways. While Mannatech believes that consumers appreciate the convenience of ordering products from home through a sales person or the Internet, the buying habits of many consumers who purchase products through traditional retail methods are difficult to change. The number of Mannatech's products in each product category is also relatively small compared to the wide variety of products offered by many other nutritional product companies.

     Mannatech competes for new associates with other retail, direct selling and multilevel marketing companies. Many of Mannatech's competitors and other direct selling organizations have longer operating histories, are better known and/or have greater financial resources. These competitors include:

     o Amway Corporation;

     o Nu Skin Enterprises, Inc.;

     o Body Wise International, Inc.;

     o ENVION International;

     o Herbalife International, Inc.;

     o Mary Kay Cosmetics, Inc.;

     o Forever Living Products, Inc.; and

     o Melaleuca, Inc.

     Mannatech competes for new associates by stressing the ease of its delivery system, the benefits of its global incentive plan, its marketing and educational tools and its high-quality, proprietary products. Because the pool of individuals interested in direct selling is limited in each market, available recruits decrease when other network-marketing companies successfully recruit these people into their businesses.

Employees

     As of December 31, 2001, Mannatech employed 240 people in the United States, of which 10 employees hold executive positions. Mannatech also employs 20 people in Australia, 14 people in the United Kingdom and 17 people in Japan. These numbers do not include Mannatech's associates, who are independent contractors and not employees of Mannatech. Mannatech employees are not unionized and Mannatech believes it maintains a good relationship with its employees.

Risk Factors

     In addition to the other information included in this report, the following risk factors should be considered in evaluating Mannatech's business and future prospects.

Mannatech's stock price may fluctuate significantly.

     The trading price of Mannatech's common stock and the price at which Mannatech may sell securities in the future, could be subject to significant fluctuations in response to:

     o broad market fluctuations, as well as general economic conditions, in the United States or internationally;

     o quarterly fluctuations in Mannatech's financial results;

     o financial and business announcements by Mannatech and its competitors;
       and

     o the condition of the industry and general financial markets.

If Mannatech's international markets are not successful, its business may suffer.

     Mannatech currently operates in the international markets of Canada, Australia, the United Kingdom and Japan. In its international markets Mannatech may experience changes in legal and regulatory requirements and or difficulties in adapting to foreign cultures and business customs. If Mannatech does not adequately address these problems, its international markets may not meet growth expectations, which could hurt Mannatech's overall business. Mannatech's international operations and future expansion plans are subject to political, economic and social uncertainties, including, among other things:

     o inflation;

     o the renegotiation or modification of existing agreements;

     o increases in tariffs;

     o changes and limits in export controls;

     o government regulations and laws;

     o trademark availability and registration issues;

     o changes in exchange rates;

     o adverse changes in taxation;

     o wars and other hostilities; and

     o changes or perception of the direct selling business.

     Any changes related to these factors could have a material adverse effect on Mannatech's business, profitability and growth prospects. Further, Mannatech may have to incur significant amounts of time and money in distributing and selling its products in international markets, which will be lost if these efforts are not successful.

If Mannatech is unable to attract and retain associates its business may suffer.

     Mannatech's success depends largely upon its ability to attract, maintain, motivate and retain a large base of associates, who in turn enroll additional associates to purchase and sell products. Mannatech cannot give any assurance that the number or the productivity of its associates will be sustained at current levels or increase in the future. Several factors affect Mannatech's ability to retain a sufficient number of associates, including:

     o motivating associates;

     o general economic conditions;

     o changes in the amount of commissions paid;

     o public perception of the industry and direct selling;

     o public perception of Mannatech and its products;

     o the limited number of people who are interested in pursing direct selling as a business, and

     o competition in recruiting and retaining associates from other direct selling organizations.

     Competition by other direct selling companies for new individuals interested in direct selling is intense. Mannatech expects that competition will continue to intensify as direct selling becomes more popular and as more direct selling organizations enter the marketplace. The pool of individuals interested in direct selling tends to be limited in each market. Every time another network-marketing company successfully recruits an individual, the potential pool of associates is reduced.

     Mannatech sales and profits could suffer if:

     o Mannatech is unable to attract and retain a sufficient number of associates;

     o Mannatech finds it necessary to terminate a significant number of associates;

     o other network-marketing companies recruit Mannatech's existing associates, or

     o other network-marketing companies deplete the pool of potential associates in a given market.

If Mannatech incurs substantial liability from litigation, complaints or enforcement actions resulting from associate misconduct, Mannatech's financial condition could suffer.

     Although Mannatech has policies and procedures in place to govern the conduct of its associates, it is still difficult to detect and correct all instances of associate misconduct. Violations of Mannatech's policies and procedures by its associates could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state or foreign regulatory authorities. Because of Mannatech's expansion into foreign countries, Mannatech is faced with the challenge and risk of coordinating its associate policies and procedures to conform to the legal requirements of these foreign countries. Litigation, complaints or enforcement actions involving Mannatech and its associates could consume considerable amounts of money and other corporate resources and could generally have a negative impact on Mannatech's business profitability and growth prospects.

If government regulations regarding direct selling and network-marketing systems are changed, interpreted or enforced in a manner adverse to Mannatech's business, Mannatech may be subject to enforcement actions and material limitations regarding its business operations.

     Mannatech's network-marketing system is subject to extensive governmental regulation, including federal and state regulation regarding network-marketing plans and the offer and sale of business opportunities and securities. Any change in legislation and regulations may hurt Mannatech's business. Further, significant penalties may be imposed upon Mannatech if it or its associates do not comply with existing statues or regulations. Violations may result from:

     o misconduct by its associates

     o the ambiguous nature of statutes;

     o regulations and related court decisions;

     o the considerable discretion granted to regulatory authorities and the courts with regard to interpreting and enforcing laws, and

     o regulations affecting Mannatech's business.

The nutritional industry market is intensely competitive, and market conditions and the strengths of Mannatech's competitors may harm its business.

     The nutritional supplements market is intensely competitive. Mannatech also competes with other network-marketing companies for associates. Mannatech's business profitability and growth prospects may be adversely affected by market conditions and competition in the future. Many competitors have much greater name recognition and financial resources than Mannatech has, which may give them a competitive advantage. Mannatech's competitors may be able to devote greater resources to marketing, promotional and pricing campaigns that may influence Mannatech's existing and potential associates to buy their products rather than Mannatech's.

If Mannatech's business or its products are subject to adverse publicity, Mannatech's business may suffer.

     Mannatech is very dependent upon its associates' perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies. The number and motivation of its associates could decline and Mannatech's business could suffer if Mannatech or its products are subject to adverse publicity regarding:

     o the nutritional supplement industry;

     o competitors;

     o the legality of network-marketing systems or Mannatech's network-marketing system specifically;

     o the safety and quality of Mannatech's competitors' products and product ingredients;

     o regulatory investigations of Mannatech's products or Mannatech's competitors products;

     o the actions of its associates;

     o Mannatech's management of its associates;

     o the public's perception of its associates, and

     o the direct selling business.

If Mannatech's outside suppliers and manufacturers fail to supply its products in sufficient quantities and in a timely fashion, Mannatech's business may suffer.

     All of Mannatech's products are manufactured by outside manufacturers. Mannatech's profit margins and ability to deliver its products on a timely basis are dependent upon the ability of its outside suppliers and manufacturers to supply quality products in a timely and cost-efficient manner. Mannatech's ability to enter new markets and sustain satisfactory levels of sales in each market is dependent upon the ability of its outside manufacturers to reformulate existing products, if necessary, to comply with local regulations for market environments. Further, the development of new products in the future will depend in part on these outside suppliers and manufacturers. The failure of any manufacturer to supply the products or ingredients of products that Mannatech requires could have an adverse effect on Mannatech's business, profitability and growth prospects.

     Mannatech believes it has dependable alternative suppliers for all of its ingredients except Manapol[RegTM] and Arabinogalactan, which are components of Mannatech's proprietary compounds. Mannatech believes that it can produce or replace any of its ingredients if its current suppliers are unable to perform; however, any delay in replacing or substituting such ingredients could affect Mannatech's business.

If Mannatech is unable to protect its proprietary rights of its products, its business may suffer.

     Proprietary rights are important to Mannatech's success and its competitive position. Mannatech's success largely depends on its ability to protect and promote its proprietary rights including:

     o Ambrotose[RegTM] complex, a glyconutritional dietary supplement consisting of a blend of plant polysaccharides, which is a component in the majority of Mannatech's products,

     o Diascorea complex, a blend of herbal extracts; and

     o Ambroglycin(TM), a food-mineral matrix, developed to use the latest food science technology to deliver various dietary supplements in a balanced food matrix supplement.

     Mannatech has filed a composition of matter and use patent application for Ambrotose[RegTM] complex and has entered into confidentiality agreements with its suppliers and manufacturers and suppliers to protect its proprietary rights. Nevertheless, Mannatech continues to face the risks (1) of not receiving a patent for Ambrotose[RegTM] complex, (2) of receiving a patent much narrower in scope than Mannatech requested; and (3) that Mannatech has not properly protected its proprietary rights. Mannatech's business, profitability and growth prospects will be adversely affected if it fails to protect its proprietary rights. Mannatech consults with various legal counsel and consultants to help ensure that it has done everything possible to properly protect its proprietary rights.

If Mannatech violates various governmental regulations and fails to obtain necessary regulatory approvals, Mannatech's business may suffer.

     Mannatech is subject to and affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints at the federal, state and local level in both Mannatech's domestic and foreign markets. These regulations involve, among other things:

     o the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of its products;

     o health and safety of food and drugs;

     o trade practice laws and direct selling laws;

     o product claims and advertising by Mannatech and its associates;

     o Mannatech's network-marketing system;

     o restrictions on pricing in transactions with Mannatech's foreign subsidiaries or other related parties and similar regulations that affect Mannatech's level of foreign taxable income;

     o the assessment of customs duties;

     o taxation of its associates, which in some cases may obligate Mannatech to collect taxes and maintain appropriate records, and

     o export and import restrictions.

     New regulations could be adopted or existing regulations may change at any time in a manner that could severely restrict Mannatech's ability to continue to operate its business in the same manner as it has in the past and would hurt Mannatech's business. Mannatech may experience complications regarding health and safety and food and drug regulations for nutritional products. Mannatech's products may need to be reformulated to comply with any changes in the requirements. In some foreign countries, nutritional products may be considered foods, while other countries may consider them drugs. Present or future health and safety or food and drug regulations could delay or prevent Mannatech's introduction of new products or suspend or prohibit the sale of existing products into a given country or marketplace. If Mannatech expands into other foreign markets, it may be affected by the general stability of foreign governments and the regulatory environment relating to network-marketing and its products.

     If Mannatech's products are subject to high customs duties, its sales and competitive position may suffer as compared to locally produced goods. In addition, import restrictions in certain countries and jurisdictions may limit Mannatech's ability to import products from the United States.

If Mannatech's direct selling activities do not comply with government regulations, Mannatech's business may suffer.

     Mannatech's direct selling activities are regulated by various governmental agencies. If a government agency determines that Mannatech has violated a law or regulation governing direct selling activities, Mannatech's business, profitability and growth prospects may be hurt. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, which promise quick rewards for little or no effort or risk, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. Mannatech could be in violation of existing regulations as a result of, among other things, the considerable interpretive and enforcement discretion given to regulators, as well as misconduct by its associates. In addition, the adoption of new laws or regulations, changes in the interpretation of existing laws or regulations and inquiries by government agencies into Mannatech's operations could generate negative publicity, which could have a negative impact on the motivation and recruitment of associates and Mannatech's business.

If Mannatech is exposed to product liability claims, it may be liable for damages and expenses, which could hurt its financial condition.

     Mannatech may face financial exposure to product liability claims if the use of its products results in an allegation of loss or injury. To date, Mannatech has not been the subject of significant product liability claims. Mannatech may be exposed to future product liability claims, including, among other claims, that its products contain contaminants or include inadequate instructions regarding use or inadequate warnings concerning side effects and interactions with other substances. Although Mannatech and both its suppliers and manufacturers maintain product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy, which could hurt Mannatech's financial condition.

     Mannatech sells GlycoLEAN BODY SYSTEM[RegTM] ACCELERATOR(TM) and MVP, which contain ephedrine. Recently, products containing ephedrine have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. The
FDA is proposing regulations that, if adopted, would subject any products containing ephedrine to its labeling requirements and could possibly require such products to be reformulated. Any negative publicity or product liability claims that stem from products containing ephedrine could hurt Mannatech's business. Moreover, depending on claims made, the FDA could regulate it as a drug, thus requiring product approval prior to marketing. In addition, certain states, including Texas and Nebraska, have begun to regulate products containing ephedrine, including labeling requirements. As a precaution
Mannatech has voluntarily reformulated its GlycoLEAN BODY SYSTEM[RegTM] ACCELERATOR(TM) to include a non-ephedrine ingredient and renamed it GlycoLEAN BODY SYSTEM[RegTM] ACCELERATOR2.(TM) Mannatech is currently exploring an ephedrine free ingredient for its MVP product. Sales for MVP were $3.7 million, $2.0 million and $1.4 million in 1999, 2000 and 2001, respectively.

Mannatech's directors and officers own a significant amount of its common stock, giving them influence over corporate transactions and other matters.

     Certain of Mannatech's directors and executive officers, together with their families and affiliates, beneficially own approximately 50.5% of Mannatech's outstanding common stock. As a result, these individuals are able to significantly influence Mannatech including the election of a majority of the board of directors and approval of significant corporate transactions. As a result, various transactions may be delayed, deferred or prevented without the approval of these shareholders, including:

     o transactions, which would result in a change in control;

     o mergers and acquisitions;

     o tender offers,

     o election of directors; and

     o proxy contests.

     If this happens, Mannatech's shareholders may not have the opportunity to sell their shares for more than the then-prevailing market price of Mannatech's common stock and the market price of its common stock may decline.

If Mannatech's information technology systems fail, Mannatech's operations could suffer.

     Mannatech's business is very dependent upon information technology and its related systems to manage and operate many of its key business functions, including:

     o order processing;

     o customer service;

     o distribution of products;

     o commission processing,

     o cash receipts and payments; and

     o financial reporting.

     If Mannatech's information technology system fails, Mannatech may not be able to conduct its day-to-day business. Depending upon the severity and duration of the failure and the ability to remedy the cause, Mannatech's business could be hurt; however, Mannatech has developed a comprehensive service continuity plan to address any disruption of its business.

If provisions of Mannatech's articles of incorporation, bylaws and laws in the state of Texas relating to purchases or sales of large amounts of common stock or assets are triggered, the price investors might be willing to pay for Mannatech's common stock in the future could be limited.

     Provisions of Mannatech's current articles of incorporation, bylaws and the Texas Business Corporation Act may discourage unsolicited proposals to acquire Mannatech, even if the proposal is beneficial to its shareholders. In addition, Mannatech's bylaws provide for classes of directors on its board of directors with members of each class serving staggered terms of three years. Additionally, Mannatech's board of directors is authorized, without shareholder approval, to issue up to 1,000,000 shares of preferred stock having such rights, preferences and privileges as the board of directors designates. Moreover, the Texas Business Corporation Act restricts, subject to exceptions, business combinations with any "affiliated shareholder." These provisions may delay, deter or prevent a takeover of Mannatech and could limit the price investors might be willing to pay for Mannatech's common stock in the future.

Item 2. Properties

     Mannatech leases property at several locations for its headquarters and distribution facilities, including:

                                                                   Square
Location                                                            Feet         Term       Expiration Date
--------                                                         ---------   -----------   ----------------
Coppell, Texas (corporate headquarters) ......................   110,000     10 years      January 2007
Coppell, Texas (distribution center) (1) .....................    75,000     10 years      January 2008
Dallas, Texas (Internet subsidiary headquarters) (2) .........     6,400      3 years      November 2002
St. Leonards, Australia (Australian headquarters) ............     9,000      5 years      August 2003
Basingstoke, Hampshire (U.K. headquarters) ...................     2,000      2 years      March 2003
Tokyo, Japan (Japanese headquarters) (3) .....................     6,000    2.3 years      April 2002

------------
(1) The United States distribution facility is capable of filling 18,000 orders per day and is currently operating at 34% of its full capacity.
(2) Internet Health Group, Inc. ceased operations in December 2000 and Mannatech is subleasing this facility through April 2002.
(3) The Japan headquarters' lease will expire in April 2002 and is currently being renegotiated.

     Mannatech also contracts with several third party contractors for distribution and fulfillment operations and believes all of its leased facilities are adequate for its current and projected operations. Mannatech's third party contract distribution operations include the following:

                                               Orders       Current
                                   Square      per day     operating
Location                            feet      capacity     capacity
--------                          --------   ----------   ----------
Calgary, Alberta ..............   6,000         3,200         20%
Botany, Australia .............   5,000        20,000         10%
Perth, Australia ..............   1,000           500          2%
Poyle, United Kingdom .........   5,000         3,200          5%
Tokyo, Japan ..................   7,000        10,000         10%

Item 3. Legal Proceedings

     In October 1997, Mannatech filed a Notice of Objection to the issuance of a registered trademark being issued to IntraCell Nutrition, Inc., which had filed a trademark application for the name "Manna." On May 19, 2000, Mannatech's Notice of Opposition to the issuance of a registered trademark issued to IntraCell Nutrition, Inc. for the name "Manna" was rejected. To date, no action has been filed against Mannatech by IntraCell, which would contend any infringement by Mannatech on that of IntraCell. If IntraCell brings any infringement action against Mannatech, an adverse determination could have an adverse effect on Mannatech's business, results of operations, financial condition and liquidity.

     On May 30, 2000, Mannatech filed suit for breach of contract in the United States District Court of the Northern District of Texas, Dallas Division, against Gryphon Advisors II, L.L.C., a Delaware limited liability company. Mannatech alleged amounts billed for out-of-pocket expenses and advisory service fees totaling $1.6 million were unreasonable and that Gryphon Advisors breached the advisory agreement. Under the Advisory agreement, Gryphon was to provide advice on potential financing opportunities, acquisitions, the financial management of Mannatech, all aspects of its capital structure, capital-raising transactions and assist Mannatech in evaluating potential acquisition targets. On June 26, 2000, Gryphon Advisors filed a cross-action suit for breach of contract and fraud seeking the payment of $1.6 million and exemplary damages. On March 1, 2001, Mannatech and Gryphon Advisors agreed to dismiss its respective claims with prejudice and Mannatech agreed to pay Gryphon Advisors $650,000 over a twelve-month period.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     Market for its Common Stock. On February 12, 1999, Mannatech completed its initial public offering and on February 16, 1999, its common stock began trading on the Nasdaq National Market under the symbol "MTEX." As of March 20, 2002 the total number of outstanding shares of its common stock was 25,134,840 and the closing price on such date was $2.65. Set forth below are the high and low sales prices of Mannatech's common stock as reported on the Nasdaq National Market for each quarter of the fiscal years ended December 31, 2000 and 2001:

                                     High          Low
                                 -----------   -----------
First Quarter 2000 ...........     $5.313       $3.688
Second Quarter 2000 ..........     $3.938       $2.125
Third Quarter 2000 ...........     $3.875       $1.125
Fourth Quarter 2000 ..........     $2.469       $1.234
First Quarter 2001 ...........     $1.375       $1.000
Second Quarter 2001 ..........     $1.480       $0.910
Third Quarter 2001 ...........     $1.150       $0.880
Fourth Quarter 2001 ..........     $4.290       $1.070

     Holders. As of March 20, 2002, there were approximately 5,020 shareholders of record who held Mannatech's common stock directly and approximately 126 security brokers and dealers who held approximately 47.4% of Mannatech's common stock on behalf of approximately 8,200 shareholders.

     Dividends. Mannatech did not pay any dividends in 2000 and 2001 and does not intend to pay any dividends in 2002. Mannatech's board of directors continues, from time-to-time, to reevaluate this policy based on its consolidated results of operations, financial condition, cash requirements and other factors deemed relevant. Any future payments of dividends will be subject to the discretion of Mannatech's board of directors and subject to certain limitations under the Texas Business Corporation Act.

Sales of Unregistered Securities.

     On September 28, 2001, Mannatech agreed to sell in a private sale, 815,009 shares of its $0.0001 par value common stock held in treasury to Mr. Ray Robbins, at $1.00 per share. Mr. Robbins is a company co-founder, director, associate and 9.0% shareholder. The shares are considered restricted securities under Rule 144 of the Securities Act and are restricted from being transferred or sold in the open market for one year.

Uses of Proceeds from Registered Securities

     None.

Item 6. Selected Financial Data

     The Selected Financial Data set forth below for each of the five years ended December 31, 2001 have been derived from and should be read in conjunction with (A) Mannatech's Consolidated Financial Statements set forth in
Item 14 of this report, beginning on page F-1, and (B) "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in
Item 7 of this report.

                                                                           Year ended December 31,
                                                      -----------------------------------------------------------------
                                                           1997          1998          1999         2000        2001
                                                      ------------- ------------- ------------- ----------- -----------
                                                                  (in thousands, except per share amounts)
Consolidated Statement of Income Data:
Net sales ...........................................   $ 150,570     $ 164,933     $ 179,730    $150,006    $128,736
Gross profit ........................................      64,158        71,143        77,033      61,175      53,218
Income (loss) from operations .......................      14,718        16,057        16,081      (8,439)     (3,924)
Income (loss) before cumulative effect of
 accounting change ..................................      10,622        10,054        10,788      (7,139)     (3,660)
Cumulative effect of accounting change (1) ..........          --            --            --        (210)         --
Net income (loss) ...................................      10,622        10,054        10,788      (7,349)     (3,660)
Earnings (loss) per common share--basic:
 Before cumulative effect of accounting change          $    0.50     $    0.45     $    0.45    $  (0.29)   $  (0.15)
Cumulative effect of accounting change (1) ..........          --            --            --       (0.01)         --
                                                        ---------     ---------     ---------    --------    --------
 Net ................................................   $    0.50     $    0.45     $    0.45    $  (0.30)   $  (0.15)
                                                        =========     =========     =========    ========    ========
Earnings (loss) per common share--diluted:
 Before cumulative effect of accounting change          $    0.47     $    0.42     $    0.43    $  (0.29)   $  (0.15)
Cumulative effect of accounting change (1) ..........          --            --            --       (0.01)         --
                                                        ---------     ---------     ---------    --------    --------
 Net ................................................   $    0.47     $    0.42     $    0.43    $  (0.30)   $  (0.15)
                                                        =========     =========     =========    ========    ========
Weighted average common and common
 equivalent shares outstanding:
 Basic ..............................................      21,449        22,102        24,133      24,946      24,730
                                                        =========     =========     =========    ========    ========
 Diluted ............................................      22,400        23,659        25,224      24,946      24,730
                                                        =========     =========     =========    ========    ========
Pro Forma Information: (2)
 Income before income taxes, as reported ............   $  14,761
 Pro forma provision for income tax expense .........       5,683
                                                        ---------
 Pro forma net income ...............................   $   9,078
                                                        =========
Pro forma earnings per common share: (2)
 Basic ..............................................   $    0.42
                                                        =========
 Diluted ............................................   $    0.41
                                                        =========
Other Financial Data:
 Capital expenditures (3) ...........................   $   9,135     $   6,098     $   3,243    $  4,109    $  1,316
 Dividends declared per common share ................   $    0.37     $    0.39     $    0.06    $     --    $     --
Consolidated Balance Sheet Data:
 Total assets .......................................   $  19,558     $  26,874     $  44,779    $ 38,902    $ 33,143
 Long-term obligations excluding current
  portion ...........................................   $     110     $   1,056     $     325    $    527    $    950

------------
(1) Cumulative effect of accounting change is the result of Mannatech adopting Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" retroactively to January 1, 2000.
(2) The pro forma information shows net income and earnings per share as if all income earned by Mannatech and certain related partnerships was taxable at federal and state statutory rates.
(3) Capital expenditures include assets acquired through capital lease obligations of $397,402 and $1,471,986 in 1997 and 1998, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in the understanding of Mannatech's financial position and results of its operations for the three years ended December 31, 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes in Item 14. of this report, beginning on page F-1.

Company Overview and Critical Accounting Policies and Estimates

     Mannatech develops innovative, high-quality, proprietary nutritional supplements, topical products and weight-management products that are sold through a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom and Japan. Currently, Mannatech operates as a single segment and primarily sells its products through a network of approximately 192,000 active associates and members. Mannatech defines an "active associate" as an associate or member who has purchased Mannatech products within the last twelve months.

     Mannatech's significant accounting policies are described in Note 1 to its Consolidated Financial Statements and related Notes in Item 14. of this report. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," Mannatech has identified certain of its policies as being of particular importance to the portrayal of its financial position and results of operations and which require the application of significant judgment by Mannatech's management. Mannatech analyzes its estimates including inventory write-downs, tax valuation allowances, contingencies and litigation and bases, its estimates on Mannatech's historical experience and various other assumptions that may be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Mannatech's critical accounting policies include the following:

     o Inventory write-downs are established when Mannatech determines that the market value of any inventory item is less than the cost of such item. The determination is based on assumptions about future sales and disposition plans. If actual sales are less favorable then those projected by management, additional inventory write-downs may be required.

     o Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value.

     o Mannatech evaluates the probability of realizing the future benefits of any net deferred tax assets and records a valuation allowance for a portion or all of the net deferred tax assets when it is more likely than not that such portion, or all of such deferred tax assets, may not be realized. Mannatech has established a valuation allowance totaling $2.6 million for the net deferred tax asset related to the net operating losses of its Japan operations.

     o Mannatech adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of 2000. Under SAB 101, Mannatech recognizes revenue for product sales upon the receipt of the products by the associate or member. Beginning in 2000, Mannatech defers all of its revenues until the associate or member receives the shipment.

     o Mannatech also defers a portion of the revenue received from the sale of starter and renewal packs when the revenue exceeds the total average wholesale value of all individual items included in such packs and amortizes such deferrals over a twelve-month period. Some of the more expensive packs also contain an event admission pass, which allows an associate free admission to a corporate sponsored event. Revenues from these packs are allocated between products and event admission based on the proportionate average fair value of products and the allocated event admission. The allocated event admission revenue contained in these pack sales is also amortized over a twelve-month period. Total net deferred revenue was $691,000 and $433,000 at December 31, 2000 and 2001,
       respectively.

     o Mannatech capitalizes qualifying costs related to the development of internal use software pursuant to Statement Of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires capitalization of qualifying costs after the conceptual formulation stage has been completed. Such costs are amortized over the estimated useful life of the software, which are three to five years.

General Summary

     Mannatech's net sales consist of sales from products sold, starter and renewal packs sold and shipping fees. Substantially all product sales are made to associates at published wholesale prices and are sold to members at a discount from suggested retail pricing. Starter and renewal packs consist of various combinations of products and promotional materials. Mannatech tries to offer a comparable associate starter pack in each country in which it does business; however, because each country has different regulatory guidelines that must be followed, not all of Mannatech's packs are offered in all countries. Mannatech defers the recognition of revenue for product sales until its associates or members receive the products. In 2001, Mannatech increased the sale prices of certain of its products and shipping fees. In the future, Mannatech expects its international operations to account for an increasing percentage of consolidated net sales. The net sales by country as a percentage of consolidated net sales are as follows:

                              United                                  United
Year ended December 31,       States       Canada      Australia     Kingdom       Japan         Total
-------------------------   ----------   ----------   -----------   ---------   -----------   -----------
2001 ....................       77.1%        14.1%         3.4%         1.0%        4.4%          100.0%
2000 ....................       77.0%        13.5%         5.7%         1.3%        2.5%          100.0%
1999 ....................       76.7%        14.3%         8.8%         0.2%         --(*)        100.0%

------------
(*) Mannatech began operations in Japan in June 2000.

     Net sales decreased in all other countries in 2001 except for its Japan operations, which reported an increase in net sales in 2001 as compared to the same period in 2000, which was the result of operating in Japan for a full year. Mannatech believes the decrease in net sales for 2001 is due to a number of factors including:

     o general economic conditions;

     o associates' continuing to focus on the proposed changes to the global incentive plan, which is projected to be implemented in mid 2002;

     o associates concerns about the decline of Mannatech's stock price.

     To help stimulate net sales, Mannatech introduced three new products in 2001 and plans to improve some of its products to ensure they maintain high-quality levels. The new products introduced in 2001 included the following:

     o GLYCO-BEARS[RegTM], introduced in March 2001, a children's multivitamin especially formulated for children between the ages of 4 to 14 that help to provide 26 essential vitamins, minerals and other vital nutrients;

     o Glycentials(TM) Vitamin, Ambroglycin(TM) Mineral and Antioxidant Formula, introduced in August 2001, a dietary supplement that helps provide a balanced food matrix of vitamins, chelated minerals, trace minerals, antioxidant co-factors and Ambrotose[RegTM] complex; and

     o CardioBALANCE(TM) Heart Care Formula, introduced in October 2001, a dietary supplement that helps provide a wide range of specific nutritional benefits designed to aid in keeping an already healthy cardiovascular system strong and well.

     Costs of sales primarily consist of cost of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech's associates and write-downs of inventory. As the mix of products and promotional material shifts, costs of sales and gross profit may fluctuate due to the different margins on each product sold.

     Mannatech's most significant expense is commissions. When Mannatech expanded internationally, it integrated the majority of its associate's global incentive plan across all markets in which its products were sold, thereby allowing all of its existing associates to receive commissions for direct and indirect global product sales. This global structure allows associates to build their global networks by expanding their existing downlines into newly-formed international markets rather than having to establish new downlines to requalify for higher levels of commissions within each new country. Mannatech pays its associates various commissions and incentives based upon the associates' direct and indirect product sales and expansion of their downlines.

     In late 2001, Mannatech outlined its overall plans to change its global associate incentive plan to eliminate the commission paid only in the United States and Canada, which rewards associates for building their network and increases the payout of all other existing commissions paid in order to concentrate commission payments on product sales and network development. Currently, commissions and incentives are paid to associates based on the following:

     o associates' placement and position within the incentive plan;

     o volume of their direct and indirect commissionable sales;

     o number of newly-enrolled associates; and

     o achievement of certain levels to qualify for various incentive programs.

     Operating expenses consist primarily of selling and administrative expenses and other operating costs. Selling and administrative expenses are a combination of both fixed and variable expenses and include compensation, shipping and freight and marketing expenses. Other operating costs include utilities, depreciation, travel, consulting, professional fees, office expenses, printing expenses and miscellaneous operating expenses.

     Income taxes include both domestic and foreign taxes. In 2000 and 2001, Mannatech's United States federal statutory tax rate was 34%. Mannatech pays taxes in Australia at a statutory tax rate of approximately 36% and in the United Kingdom at a statutory tax rate of approximately 30%. Mannatech expects to pay taxes in Japan at a statutory tax rate ranging between 42% and 48%; however, since its inception Mannatech has only reported net operating losses in Japan. Mannatech also pays taxes in various state jurisdictions at an approximate average effective tax rate of 3%. Due to its international operations, a portion of Mannatech's income will be subject to taxation in the countries in which it operates; however, it may receive foreign tax credits that would reduce the amount of United States taxes owed. Mannatech may not be able to use all of such foreign tax credits in the United States. Mannatech may also incur net operating losses that may not be fully realizable. Mannatech records a valuation allowance for any expected net operating losses, which may not be able to be realized in the future.

     Mannatech reported loss per share of ($0.15) in 2001 as compared to ($0.30) per share in 2000. The loss per share was the result of the following:

     o a decrease in net sales of $21.3 million;

     o recording severance charges of approximately $3.4 million relating to various former executive officers; partially offset by

     o a reduction in total selling and administrative expenses and other operating expenses of $13.9 million.

Results of Operations

     The following table summarizes Mannatech's consolidated operating results as a percentage of net sales for each of the years indicated:

                                                                       Year ended December 31,
                                                               ----------------------------------------
                                                                   1999          2000           2001
                                                               -----------   ------------   -----------
Net sales ..................................................       100.0%         100.0%         100.0%
Cost of sales ..............................................        16.2           18.0           18.3
Commissions ................................................        40.9           41.2           40.4
                                                                 -------        -------        -------
  Gross profit .............................................        42.9           40.8           41.3
Operating expenses:
  Selling and administrative expenses ......................        19.4           24.0           23.9
  Other operating costs ....................................        14.5           21.1           17.8
  Write-off of fixed asset .................................          --            0.6             --
  Severance expenses related to former executives ..........          --            0.7            2.7
                                                                 -------        -------        -------
Income (loss) from operations ..............................         9.0           (5.6)          (3.1)
Interest income ............................................         0.4            0.5            0.2
Interest expense ...........................................        (0.1)          (0.1)            --
Other expense, net .........................................        (0.1)          (0.4)            --
                                                                 -------        -------        -------
Income (loss) before income taxes and cumulative effect of
 accounting change .........................................         9.2           (5.6)          (2.9)
Income tax (expense) benefit ...............................        (3.2)           0.8            0.1
                                                                 -------        -------        -------
Income (loss) before cumulative effect of accounting change,
 net of tax ................................................         6.0           (4.8)          (2.8)
Cumulative effect of accounting change .....................          --           (0.1)            --
                                                                 -------        -------        -------
Net income (loss) ..........................................         6.0%          (4.9)%         (2.8)%
                                                                 =======        =======        =======
Number of starter packs sold ...............................     140,521        107,763         65,986
Number of renewal packs sold ...............................      66,119         63,930         44,530
                                                                 -------        -------        -------
Total number of packs sold .................................     206,640        171,693        110,516
                                                                 =======        =======        =======
Total associates canceling associate status ................       5,972          5,952          4,521
                                                                 =======        =======        =======

Year ended December 31, 2001 compared with the year ended December 31, 2000

     Net sales. Net sales decreased (14.2%) to $128.7 million in 2001 from $150.0 million in 2000 primarily due to a 19.0% decrease in active associates, which was partially offset by a $2.0 million increase in net sales by its Japan subsidiary due to a full year of operations and the introduction of the following three new products: GLYCO-BEARS[RegTM], Glycentials(TM) Vitamin, Ambroglycin(TM) Mineral and Antioxidant Formula and CardioBALANCE.(TM)

     Cost of sales. Cost of sales decreased (13.3%) to $23.5 million in 2001 from $27.1 million in 2000. As a percentage of net sales, cost of sales slightly increased to 18.3% in 2001 from 18.0% in 2000. The increase in cost of sales as a percentage of net sales was primarily due to the establishment of inventory reserves totaling $1.2 million for inventory write-downs. The write-down is the result of the remaining start-up inventories in Mannatech's foreign operations approaching expiration dates.

     Commissions. Commissions decreased (15.7%) to $52.0 million in 2001 from $61.7 million in 2000. As a percentage of net sales, commissions decreased to 40.4% in 2001 from 41.2% in 2000. The decrease as a percentage of sales was the result of a decrease in commissionable sales as a percentage of total sales. The dollar decrease was the direct result of a decrease in net sales reflecting a decline in the number of active associates, which was partially offset by the introduction of two new associate incentive programs, including the power plan and team plan bonuses.

     Gross profit. Gross profit decreased (13.1%) to $53.2 million in 2001 from $61.2 million in 2000. As a percentage of net sales, gross profit increased to 41.3% in 2001 from 40.8% in 2000. These changes were primarily attributable to the factors described above.

     Selling and administrative expenses. Selling and administrative expenses decreased (14.2%) to $30.8 million in 2001 from $35.9 million in 2000. As a percentage of net sales, selling and administrative expenses slightly decreased to 23.9% in 2001 from 24.0% in 2000. The dollar decrease was primarily due to the following:

     o a ($2.1) million decrease in compensation, including wages and contract labor due primarily to the termination of various highly paid executives during 2001, partially offset by compensation related to the replacement of some of these executives;

     o a ($1.1) million decrease in freight costs related to the decrease in net sales;

     o a ($1.7) million decrease in expenses related to various corporate-sponsored events that were held in 2000 relating to Mannatech's international expansion, including the Japan grand opening event; and

     o a ($200,000) decrease in various marketing expenses.

     Other operating costs. Other operating costs decreased (27.8%) to $22.9 million in 2001 from $31.7 million in 2000. As a percentage of net sales, other operating costs decreased to 17.8% in 2001 from 21.1% in 2000. The dollar decrease was primarily due to the following:

     o a ($5.7) million decrease for travel, accounting, rent, third party contractors and consulting services related to the international expansion;

     o a ($1.5) million decrease in telephone, postage and credit card fees, which directly relate to the decrease in net sales;

     o an ($800,000) decrease in operating expenses as a result of the reduction of property taxes and miscellaneous operating expenses; and

     o an ($800,000) decrease from canceling various other contracts in 2000 related to Internet Health Group, Inc.

     Write-off of a fixed asset. In the second quarter of 2000, Mannatech determined its Internet subsidiary, Internet Health Group, Inc. fixed asset with a book value of $870,000, was impaired and should be written-off. The write-off was a result of the continuation of the poor performance of the subsidiary, which discontinued operations as of December 29, 2000. During 2001, Mannatech did not write-off any assets.

     Severance Charges. In the second quarter of 2001, Mannatech accrued various severance charges totaling $3.4 million for various executive officers. The severance charges are due at various times through 2004.

     Interest income. Interest income decreased (59.8%) to $275,000 in 2001 from $684,000 in 2000. As a percentage of net sales, interest income decreased to 0.2% in 2001 from 0.5% in 2000. The decrease was primarily due to Mannatech using its cash to fund current year operations, including the funding of its international markets.

     Interest expense. Interest expense decreased (53.6%) to $32,000 in 2001 from $69,000 in 2000. As a percentage of net sales, interest expense decreased to 0.0% in 2001 from 0.1% in 2000. The dollar decrease was primarily due to the repayment of existing capital leases and the repayment of a note payable to a finance company for insurance premiums.

     Other expense, net. Other expense, net consists of foreign currency translation adjustments related to Mannatech's United Kingdom and Australia operations and miscellaneous non-operating items. Other expense, net decreased (85.1%) to $83,000 in 2001 from $558,000 in 2000. As a percentage of net sales, other expense, net decreased to 0.0% in 2001 from 0.4% in 2000. In 2001, other expense, net primarily consisted of currency translation exchange losses. In 2000, other expense, net consisted primarily of currency translation exchange losses, sales tax payments and tax penalties.

     Income tax (expense) benefit. Income tax (expense) benefit decreased to $104,000 in 2001 from $1.2 million in 2000. Mannatech's effective tax rate decreased to 2.8% in 2001 from 14.8% in 2000. Mannatech's effective tax rate decreased primarily as a result of the increase of its valuation allowance for the net operating losses from its Japan subsidiary.

     Cumulative effect of accounting change, net of tax. In the fourth quarter of 2000, Mannatech adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which resulted in a one-time charge of $210,000, net of tax of $126,000 for the cumulative effect of the accounting change. SAB 101 requires Mannatech to defer recognition of revenues until associates receive products.

     Net income (loss). Net income (loss) decreased to ($3.7) million in 2001 from ($7.3) million in 2000. As a percentage of net sales, net income (loss) decreased to (2.8%) in 2001 from (4.9%) in 2000. The dollar decrease was primarily the result of the 19.0% decrease in active associates and recording $3.4 million in severance charges relating to former executives.

Year ended December 31, 2000 compared with the year ended December 31, 1999

     Net sales. Net sales decreased (16.5%) to $150.0 million in 2000 from $179.7 million in 1999 primarily due to an 11.9% decrease in active associates that was partially offset by a $3.7 million increase in net sales from opening operations in Japan on June 26, 2000 and the introduction of two new products, IMMUNOSTART(TM) and OPTIMAL HEALTH PACK.(TM)

     Cost of sales. Cost of sales decreased (6.9%) to $27.1 million in 2000 from $29.1 million in 1999. As a percentage of net sales, cost of sales increased to 18.0% in 2000 from 16.2% in 1999. The increase in cost of sales as a percentage of net sales was primarily due to an inventory write-off of Internet Health Group, Inc. and a change in product mix of finished goods sold. The dollar decrease was primarily due to the write-off of approximately $837,000 for inventory of Internet Health Group, Inc., a $300,000 write-off of obsolete sales aids and a decrease in volume of finished goods sold.

     Commissions. Commissions decreased (16.2%) to $61.7 million in 2000 from $73.6 million in 1999. As a percentage of net sales, commissions increased to 41.2% in 2000 from 40.9% in 1999. The increase as a percentage of sales was the result of the introduction of two new incentive programs during 2000, including the car bonus and "fast-start" programs. The dollar decrease was the direct result of a decrease in the number of active associates, which was partially offset by the introduction of two new associate incentive programs.

     Gross profit. Gross profit decreased (20.5%) to $61.2 million in 2000 from $77.0 million in 1999. As a percentage of net sales, gross profit decreased to 40.8% in 2000 from 42.9% in 1999. These changes were primarily attributable to the factors described above.

     Selling and administrative expenses. Selling and administrative expenses increased 2.9% to $35.9 million in 2000 from $34.9 million in 1999. As a percentage of net sales, selling and administrative expenses increased to 24.0% in 2000 from 19.4% in 1999 due to Mannatech's inability to reduce some of its fixed and semi-variable expenses. The dollar increase was primarily due to the following:

     o a $1.3 million increase in compensation, including wages and contract labor, primarily due to various pay raises, an increase in personnel for operations in the United Kingdom and Japan and the hiring of a new Chief Executive Officer and a new Chief Information Officer;

     o a ($1.0) million decrease in freight costs;

     o a $1.7 million increase in expenses related to hosting various events related to international expansion; and

     o a ($1.0) million decrease in management bonuses.

     Other operating costs. Other operating costs increased 21.5% to $31.7 million in 2000 from $26.1 million in 1999. As a percentage of net sales, other operating costs increased to 21.1% in 2000 from 14.5% in 1999. The dollar increase was primarily due to the following:

     o a $4.6 million increase for travel, accounting, rent and consulting services related to its international expansion;

     o recording $600,000 for the settlement of the Gryphon Advisors L.L.C. lawsuit; and

     o paying $350,000 to Mr. Samuel L. Caster, the former President for seven-months of consulting services related to his consulting agreement.

     Write-off of a fixed asset. In the second quarter of 2000, Mannatech determined its Internet subsidiary, Internet Health Group, Inc's, fixed asset with a book value of $870,000, was impaired and should be written-off. The write-off was a result of the continuation of the poor performance of the subsidiary, which discontinued operations as of December 29, 2000.

     Severance charges. In the fourth quarter of 2000, Mannatech accrued various severance charges, totaling $1.2 million related to the resignation of its Chief Operating Officer of International Operations and various other executives.

     Interest income. Interest income decreased (4.1%) to $684,000 in 2000 from $713,000 in 1999. As a percentage of net sales, interest income increased to 0.5% in 2000 from 0.4% in 1999. The dollar decrease was primarily due to using its investments to fund current year operations, including the funding of its international expansion.

     Interest expense. Interest expense decreased (54.0%) to $69,000 in 2000 from $150,000 in 1999. As a percentage of net sales, interest expense remained the same at 0.1% in 2000 and 1999, respectively. The dollar decrease was primarily due to the partial repayment of existing capital leases and partial repayment of a note payable to a finance company for insurance premiums.

     Other expense, net. Other expense, net consists of foreign currency translation adjustments related to the United Kingdom and Australia operations and miscellaneous non-operating items. Other expense, net increased 389.5% to $558,000 in 2000 from $114,000 in 1999. As a percentage of net sales, other expense, net increased to 0.4% in 2000 from 0.1% in 1999. In 2000, other expense, net consisted primarily of currency translation exchange losses, sales tax payments and tax penalties. In 1999, other expense, net primarily consisted of federal tax penalties.

     Income tax (expense) benefit. Income tax (expense) benefit decreased to $1.2 million in 2000 from ($5.7) million in 1999. Mannatech's effective tax rate decreased to 14.8% in 2000 from 34.7% in 1999. Mannatech's effective tax rate decreased primarily as a result of the establishment of a valuation allowance for the net operating losses from its Japan subsidiary.

     Cumulative effect of accounting change, net of tax. In the fourth quarter of 2000, Mannatech adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which resulted in a one-time charge of $210,000, net of tax of $126,000 for the cumulative effect of the accounting change. SAB 101 requires Mannatech to defer recognition of revenues until the associates receive products.

     Net income (loss). Net income (loss) decreased to ($7.3) million in 2000 from $10.8 million in 1999. As a percentage of net sales, net income (loss) decreased to (4.9%) in 2000 from 6.0% in 1999. The dollar decrease was a direct result of the 11.9% decrease in active associates and recording expenses related to its international expansion, severance packages and discontinuing operations of Internet Health Group, Inc.

Seasonality and Selected Quarterly Statements of Operations

     Mannatech believes the impact of seasonality on its results of operations is minimal. Mannatech has and may continue to experience variations on its quarterly results of operations in response to, among other things:

     o the timing of the introduction of new products;

     o the recruiting and retention of associates;

     o the general overall economic outlook;

     o the general industry and network-marketing industry conditions; and

     o the consumer perception of its products and overall operations.

     As a result of these and other factors, the quarterly results may vary significantly in the future. Period-to-period comparisons should not be relied upon as an indication of future performance since Mannatech can give no assurances that the revenue trends in new markets will follow its historical pattern. The market price of Mannatech's common stock may also be adversely affected by the above factors.

     The following table sets forth the unaudited consolidated quarterly statement of operations data for the periods indicated. In Mannatech's opinion, this information has been prepared on the same basis as its audited Consolidated Financial Statements set forth in this report and includes all necessary adjustments, consisting only of normal recurring adjustments, that are considered necessary to present fairly this information in accordance with generally accepted accounting principles. The reader should read this information in conjunction with the Consolidated Financial Statements and related Notes in Item 14 of this report, beginning on page F-1.

                                     Mar. 31,   June 30,   Sept. 30,   Dec. 31,   Mar. 31,   June 30,   Sept. 30,    Dec. 31,
                                       2000      2000(2)    2000(3)     2000(4)     2001      2001(5)      2001      2001(6)
                                   ----------- ---------- ----------- ---------- ---------- ---------- ----------- -----------
                                                      (in millions, except per share and pack information)
Net sales ........................  $   39.7   $   39.0    $   37.4   $   33.9   $   34.2   $   32.5    $   30.3    $   31.7
Gross profit .....................      16.3       16.7        15.3       12.9       14.7       14.2        12.5        11.8
Loss before income taxes and
 cumulative effect ...............     ( 1.0)     ( 0.9)      ( 1.6)     ( 4.9)     ( 0.5)     ( 2.2)      ( 0.1)      ( 1.0)
Income tax (expense) benefit .....       0.4        0.2         0.4        0.2        0.2        0.2       ( 0.2)      ( 0.1)
Cumulative effect of accounting
 change (1) ......................     ( 0.2)        --          --         --         --         --          --          --
Net loss .........................  $   (0.8)  $   (0.7)   $   (1.2)  $   (4.6)  $   (0.3)  $   (2.1)   $   (0.3)   $   (1.0)
Loss per share (7) ...............
   Basic .........................  $  (0.03)  $  (0.03)   $  (0.05)  $  (0.19)  $  (0.01)  $  (0.08)   $  (0.01)   $  (0.05)
                                    ========   ========    ========   ========   ========   ========    ========    ========
   Diluted .......................  $  (0.03)  $  (0.03)   $  (0.05)  $  (0.19)  $  (0.01)  $  (0.08)   $  (0.01)   $  (0.05)
                                    ========   ========    ========   ========   ========   ========    ========    ========
Number of starter packs sold .....    32,438     31,135      24,493     19,697     16,582     16,599      16,095      16,710
Number of renewal packs sold .....    18,337     14,227      16,215     15,151     13,986      9,424      10,816      10,304
                                    --------   --------    --------   --------   --------   --------    --------    --------
Total number of packs sold .......    50,775     45,362      40,708     34,848     30,568     26,023      26,911      27,014
                                    ========   ========    ========   ========   ========   ========    ========    ========
Total associates canceling
 associate status ................     2,496      1,225       1,182      1,049      1,217      1,149       1,174         981
                                    ========   ========    ========   ========   ========   ========    ========    ========

------------
(1) The first three quarters of 2000 have been adjusted for the adoption of Staff Accounting Bulleting No. 101 "Revenue Recognition in Financial Statements," which was adopted in the fourth quarter of 2000.
(2) For the second quarter of 2000, income before taxes was reduced by $1.2 million for the start-up of Japan operations, $870,000 for the write-off related to the impairment of the fixed asset related to Internet Health Group, Inc. and incurring $1.0 million related to its Internet subsidiary's on-going operations.
(3) For the third quarter of 2000, income before income taxes was reduced by $800,000 related to operating Internet Health Group, Inc. and $1.3 million related to the startup of Japan's operations.
(4) For the fourth quarter of 2000, income before taxes was reduced by $1.2 million for severance expenses related to the former Chief Operating Officer of International Operations and former Chief Information Officer and $1.1 million related to the cessation of operations of Internet Health Group, Inc.
(5) For the second quarter of 2001, income before taxes was reduced by $3.4 million for severance expenses related to various executives.
(6) For the fourth quarter of 2001, gross profit was reduced by $1.2 million related to recording various inventory write-downs for start-up inventory located at its foreign operations.
(7) Computed on the basis described in Note 1 in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

     Historically, Mannatech has funded its business objectives, working capital and operations through its cash flows from operations. Mannatech's working capital and cash flow are as follows:

                                  For the year ended December 31,
                         --------------------------------------------------
Provided by (used in)          2001             2000             1999
------------------------ ---------------- ---------------- ----------------
Working capital          $5.9 million     $7.3 million     $11.7 million
Operating activities     $7.4 million    ($4.6 million)     $4.8 million
Investing activities    ($1.2 million)   ($1.7 million)    ($4.6 million)
Financing activities    ($2.0 million)    $0.6 million     $10.6 million

     Working capital. In 2001, Mannatech's working capital decreased as a result of a decrease in net sales, funding $1.8 million in severance payments to various former executives and reducing its inventories. In 2000, Mannatech's working capital was reduced by a decrease in net sales, funding approximately $4.4 million for expansion into Japan and $4.1 million for operating its Internet subsidiary, Internet Health Group, Inc. Mannatech made the decision to cease this subsidiary's operations effective December 29, 2000. In 1999, Mannatech's working capital increased as a result of Mannatech's public offering, partially offset by funding approximately $600,000 for its expansion into the United Kingdom and paying approximately $1.3 million in dividends to its shareholders at the beginning of 1999 related to private operations prior to the offering. Mannatech believes it can continue to fund its business objectives, working capital and operations primarily through its current cash flows from operations.

     Operating activities. In 2001, operating activities consisted of a decrease in various working capital net assets of $7.4 million primarily related to the reduction of inventory and a refund from income taxes and recording various non-cash items including depreciation, write-offs and taxes of $3.7 million, which was partially offset by recording a ($3.7) million net loss. In 2000, operating activities primarily consisted of its current year net loss of ($7.3) million, as well as recording various non-cash items including depreciation, asset write-offs and taxes of $5.5 million. This was partially offset by a decrease in various working capital net assets of ($2.7) million, which primarily related to the increase in income tax receivable and the decrease in accrued expenses. In 1999, operating activities consisted of a decrease in various working capital net assets of ($12.2) million offset by recording net income of $10.8 million and various non-cash items of $6.1 million, which primarily included depreciation and a tax benefit related to the exercising of various nonqualified stock options during the year.

     Investing activities. In 2001, investing activities consisted of ($1.3) million in capital asset additions related to computer hardware and software, which included the development costs for Success Tracker,[TM] its database management tool for its associates, partially offset by the repayment of the notes receivable due from certain shareholders/affiliates. In 2000, investing activities consisted of ($4.1) million in capital asset additions related to computer hardware and software enhancements and the build out of its Japan facility, which was partially offset by the maturing of investments of $2.3 million and the partial repayment of the notes receivable due from certain shareholders/affiliates. The investments were primarily used to fund current operations and to open its Japan subsidiary. In 1999, investing activities consisted of ($3.2) million in capital asset additions related to certain enhancements to its computer database system and expansion into Australia and the United Kingdom and investing ($2.3) million of proceeds from its initial public offering into various investments. This amount was partially offset by the $0.9 million repayment received from certain shareholders/affiliates related to the modification and extension of the notes receivable due from shareholders/affiliates. The modification of the note formalized the notes, required the affiliates to pay one-third of the balance owed and then extended the note for five years. As of December 31, 2001, Mr. Gary Watson, a shareholder, had not made his annual payment of $7,918. As of March 20, 2002, the combined annual payments aggregating to $55,426 had not been paid by both Mr. Gary Watson and Mr. William C. Fioretti. As of December 31, 2001, the remaining balance owed to Mannatech by these two shareholders totaled $164,680.

     Financing activities. In 2001, financing activities consisted of the repayment of book overdrafts of ($1.5) million and the repurchase of 590,000 share of Mr. Charles E. Fioretti's common stock totaling ($583,333) as agreed to per the repurchase agreement, with Mr. Fioretti. This agreement was terminated in September 2001. In addition, financing activities included ($814,000) related to the repayment of notes payable and capital leases, partially offset by the sale of treasury stock totaling $815,009. In 2000, financing activities consisted of book overdrafts of $1.5 million and proceeds of approximately $0.4 million from the exercise of 260,700 stock options, at prices per share ranging from $1.35 to $2.00 per share, partially offset by the repayment of various capital leases and notes payable totaling ($730,000). In 1999, financing activities consisted of $12.0 million in proceeds from Mannatech's public offering partially offset by $0.6 million in deferred offering costs associated with the offering, proceeds of approximately $786,000 from the exercise of 564,000 stock options at prices per share ranging form $1.35 to $2.00 per share and proceeds of $641,000 for the exercise of 475,015 warrants at a price of $1.35 per share. These net increases in financing activities were partially offset by the ($853,000) repayment for various notes payable and capital leases.

     Mannatech believes that its existing liquidity and cash flows from operations, including current cash on hand of $9.9 million, capital resources and finance company's borrowings, including an operating lease line-of-credit totaling $250,000, coupled with the continuation of the suspension of dividend payments to shareholders, should be adequate to fund its business operations and commitments for the next twelve-months. However, if existing capital resources or cash flows become insufficient to meet Mannatech's business plans and existing capital requirements, Mannatech would be required to raise additional funds, which it cannot assure will be available on favorable terms, if at all. Existing commitments and obligations include the following:

     o funding payments totaling $2.6 million related to the resignations of former executives in 2001. Under the terms of the various separation agreements, Mannatech is required to pay an aggregate amount of $2.6 million, of which $1.7 million will be paid over the next twelve-months.

     o funding payments of its annual insurance premiums, totaling approximately $0.3 million, which were financed with a finance company and due in monthly installments through July 2002. Subsequent to year end, Mannatech entered into another note payable with another finance company to finance additional insurance premiums totaling approximately $0.3 million. The notes are due in monthly installments through July 2002.

     o funding various marketing promotional incentives estimated at $3.2 million.

     o purchase commitment with its only supplier of Manapol[RegTM], one of the key ingredients used in Mannatech's proprietary compound--Ambrotose[RegTM] complex. The purchase commitment requires Mannatech to purchase Manapol[RegTM] totaling $3.7 million in 2002 and $2.5 million in 2003.

     The approximate future maturities of notes payable, capital leases, severance payments to executives, purchase commitment and minimum rental commitments related to various non-cancelable operating leases are as follows (in thousands):

                                                         For the year ended December 31,
                                           ------------------------------------------------------------
                                             2002       2003      2004     2005     2006     Thereafter
                                           --------   --------   ------   ------   ------   -----------
   Notes payable and financing .........    $  648     $   --     $ --     $ --     $ --        $ --
   Capital leases ......................        40         11       11       --       --          --
   Severance payments to former
   executives ..........................     1,676        800      150       --       --          --
   Purchase commitment .................     3,675      2,450       --       --       --          --
   Minimum rental commitment
   related to noncancelable operating
   leases ..............................     1,362      1,021      808      745      738         303
                                            ------     ------     ----     ----     ----        ----
   Totals ..............................    $7,401     $4,282     $969     $745     $738        $303
                                            ======     ======     ====     ====     ====        ====

     Mannatech has no present commitments or agreements with respect to any acquisitions or purchases of any manufacturing facilities. Mannatech believes any unanticipated future changes in its operations could consume available capital resources faster than anticipated. Mannatech also believes that its existing capital requirements depend on its ability to refine and introduce high-quality products to attract new associates and to retain and expand its current associate and member base.

     In February 1999, Mannatech received approximately $9.2 million in net proceeds from the sale of its common stock in its initial public offering. In the initial public offering, certain existing shareholders sold 1,556,016 shares and Mannatech sold 1,500,000 shares of its common stock at $8.00 per share. Mannatech used approximately $6.3 million of the proceeds from the initial public offering for international expansion, including product registration, initial inventory requirements and similar items. The remaining $2.9 million was used to fund working capital and for general corporate purposes.

     In March and August 1998, Mannatech entered into two capital leases with principal totaling $1.5 million. These capital leases contained various financial covenants, accrued interest at 9.3%, collateralized by certain leased assets and were payable in thirty-six monthly installments. In July 1998, Mannatech also entered into a thirty-six month, unsecured note payable with a finance company to finance a three-year product liability insurance premium. The initial principal amount of this note was $0.4 million, with interest at 8.0% and was due in monthly installments through December 2000. All of these capital leases and the note were paid in full during 2001. During 2001, Mannatech entered into various financing agreements to finance insurance premiums totaling $0.8 million. The notes required a 25% down payment, accrue interest at 9.15% and are due in eight monthly payments through July 2002.

Impact of Inflation

     Mannatech believes that inflation historically has not had a material impact on its operations or profitability. Mannatech expanded into Australia in 1998, into the United Kingdom in 1999 and into Japan in 2000. Revenues and expenses in foreign markets are currently translated using historical and weighted-average currency exchange rates; therefore a weakening United States dollar would have a positive impact whereas a strengthening United States dollar would have a negative impact on translations of currency from its foreign operations.

Recent Financial Accounting Standards Board Statements

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangibles Assets." SFAS 141 supercedes Accounting Principles Board Opinion No. 16 "Business Combinations." The most significant changes made by SFAS 141 are that it requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for recognition of certain intangible assets separately from goodwill and requires the immediate write-off of unallocated negative goodwill.

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

     SFAS 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 requires that impaired long-lived assets be measured at the lower of carrying amount or fair value less costs to sell. In addition, discontinued operations should no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Finally, SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the on-going operations of the entity in a disposal transaction.

     Mannatech believes the above pronouncements will have no significant effect on its consolidated financial positions, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Mannatech does not engage in trading market risk sensitive instruments and does not purchase as investments as hedges or for purposes "other than trading" instruments, that are likely to expose it to certain types of market risk, including interest rate, commodity price or equity price risk. Although Mannatech has investments, there has not been any material change in its exposure to interest rate risk. Mannatech has not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps.

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

     Mannatech has established policies, procedures and internal processes, which it believes will help monitor any significant market risks. Currently, Mannatech does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech's assets, obligations and projected transactions denominated in foreign currency. Mannatech cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial position, results of operations or cash flows. However, Mannatech believes it closely monitors current fluctuations for exposure to such market risk. Currently, the foreign currencies in which Mannatech has exposure to foreign currency exchange rate risk include Canada, Australia, the United Kingdom and Japan. The high and low currency exchange rates to the United States dollar, for each of these countries, for the year ended December 31, 2001 are as follows:

   Country/Currency                                High            Low
   ----------------                                ----            ----
   Canada/Dollar . .........................     $0.67140       $0.62270
   Australia/Dollar . ......................     $0.57270       $0.47730
   United Kingdom/British Pound . ..........     $1.51090       $1.36770
   Japan/Yen ...............................     $0.00881       $0.00757

Item 8. Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data of Mannatech required by this Item 8 are set forth on the pages indicated in Item 14, of this report, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

     The information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference to Mannatech's definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2002.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) 1. Financial Statements

     The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

   Index to Consolidated Financial Statements .........................................   F-1
   Report of Independent Accountants ..................................................   F-2
   Consolidated Balance Sheets as of December 31, 2000 and 2001 .......................   F-3
   Consolidated Statements of Operations for the Years ended December 31, 1999, 2000
    and 2001 ..........................................................................   F-4
   Consolidated Statements of Changes in Shareholders' Equity for the Years ended
    December 31, 1999, 2000 and 2001 ..................................................   F-5
   Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 2000
    and 2001 ..........................................................................   F-6
   Notes to Consolidated Financial Statements .........................................   F-7

     2. Financial Statement Schedules

     Financial statement schedules have been omitted because they are either not applicable or the information required therein is included elsewhere in the Consolidated Financial Statements or Notes thereto.

       3. Exhibits required by Item 601 of Regulation S-K

 3.1       Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.
 3.2       Fourth Amended and Restated Bylaws of Mannatech dated April 27, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech's Form 8-K (File No. 000-24657) filed with the Commission on
           August 22, 2001.
 4.1       Specimen Certificate representing Mannatech's common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133)
           filed with the Commission on October 28, 1998.
10.1       1997 Stock Option Plan dated May 20, 1997, incorporated herein by reference to Exhibit 10.1 to
           Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
10.2       1998 Incentive Stock Option Plan dated April 8, 1998, incorporated herein by reference to Exhibit 10.2 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
10.3       2000 Option Plan dated June 19, 2000, incorporated by reference to Exhibit 10.26 to Mannatech's Form
           10-Q (File No. 000-24657) filed with the Commission on November 14, 2000.
10.4       Exchange Agreement by and among Mr. Gary Watson, Mr. Patrick D. Cobb, Mr. Samuel L. Caster, Mr.
           Charles E. Fioretti and Mr. William C. Fioretti and Mannatech dated August 31, 1997, incorporated herein by reference to Exhibit 10.6 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
10.5       Form of Indemnification Agreement with a schedule of director signatories, incorporated herein by reference to Exhibit 10.8 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on
           September 10, 1998.
10.6       Schedule of additional directors signatories relating to the Form of Indemnification Agreements in Exhibit
           10.5 above, incorporated herein by reference to Exhibit 10.7 to Mannatech's Form 10-K (File No.000-
           24657) filed with the Commission on March 30, 2000.
10.7       Letter of Understanding Regarding Development of Proprietary Information for Mannatech effective as of August 1, 1997, as amended, by and between Mr. Bill H. McAnalley, Ph.D. and Mannatech, incorporated herein by reference to Exhibit 10.12 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
10.8       Commercial Lease Agreement dated November 7, 1996 between MEPC Quorum Properties II Inc. and
           Mannatech, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to Mannatech's Form
           S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
10.9       Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and
           Mannatech, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit 10.14 to Mannatech's Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
10.10      Assignment of Patent Rights dated October 30, 1997 by and among Mr. Bill H. McAnalley, Ph.D., Mr.
           H. Reginald McDaniel, Mr. D. Eric Moore, Ms. Eileen P. Vennum and Mr. William C. Fioretti and
           Mannatech, incorporated herein by reference to Exhibit 10.15 to Mannatech's Form S-1 (File No. 333-
           63133) filed with the Commission on September 10, 1998.
10.11      Trademark License Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe,
           Inc., incorporated herein by reference to Exhibit 10.19 to Mannatech's Form S-1 (File No. 333-63133)
           filed with the Commission on September 10, 1998.
10.12      Supply Agreement effective as of January 12, 2000 by and between Mannatech and Caraloe, Inc.
           incorporated herein by reference to Exhibit 10.7 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

10.13      Product Development and Distribution Agreement effective as of September 15, 1997 between New Era
           Nutrition Inc. and Mannatech, incorporated herein by reference to Exhibit 10.21 to Mannatech's Form
           S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
10.14      License Agreement effect October 12, 2000 between Mannatech and Lactoferrin Products Company, incorporated herein by reference to Exhibit 10.1 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2001.
10.15      Fulfillment Services Agreement effective July 22, 2000 between Mannatech and Marcus B. Gohlke, incorporated herein by reference to Exhibit 10.2 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2001.
10.16      Summary of Management Bonus Plan, incorporated herein by reference to Exhibit 10.23 to Mannatech's
           Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.
10.17      Form of Employment Agreement to be entered into between Mannatech and each of Mr. Patrick D. Cobb,
           Mr. Anthony E. Canale, Mr. Bill H. McAnalley and Ms. Deanne Varner, incorporated herein by reference to Exhibit 10.30 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the
           Commission on October 28, 1998.
10.18      Employment Agreement dated November 1, 1999, entered into between Mannatech and Mr. Terry L.
           Persinger, incorporated herein by reference to Exhibit 10.7 to Mannatech's Form 10-K (File No. 000-
           24657) filed with the Commission on March 30, 2000.
10.19*     First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated
           January 1, 2002.
10.20      Form of Employment Agreement entered into between Mannatech and Mr. Robert M. Henry, incorporated by reference to Exhibit 10.24 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2000.
10.21*     First Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry, dated
           April 1, 2000.
10.22*     Second Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry dated
           January 1, 2002.
10.23      Employment Agreement dated September 21, 2000, entered into between Mannatech and Mr. Charles
           E. Fioretti, incorporated herein by reference to Exhibit 10.22 to Mannatach's Form 10-K (File No. 000-
           24657) filed with the Commission on April 2, 2001.
10.24      Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $33,316.02 made by Mr. Patrick D. Cobb, incorporated herein by reference to Exhibit 10.25 to Mannatech's Form 10-K
           (File No. 000-24657) filed with the Commission on March 31, 1999.
10.25      Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Mr. Samuel L. Caster incorporated herein by reference to Exhibit 10.26 to Mannatech's Form 10-K
           (File No. 000-24657) filed with the Commission on March 31, 1999.
10.26      Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.09 made by Mr. Charles E. Fioretti incorporated herein by reference to Exhibit 10.27 to Mannatech's Form 10-K
           (File No. 000-24657) filed with the Commission on March 31, 1999.
10.27      Consultancy Agreement dated June 1, 2000 by and between Mannatech, Incorporated and Mr. Samuel
           L. Caster incorporated by reference to Exhibit 10.25 to Mannatech's Form 10-Q (File No. 000-24657)
           filed with the Commission on August 14, 2000.
10.28      Lock-up Agreement and Promissory Note for $500,000 between Mannatech and Mr. Charles E. Fioretti, dated August 8, 2000, incorporated by reference to Exhibit 10.27 to Mannatech's Form 10-Q (File No.
           000-24657) filed with the Commission on August 14, 2000.
10.29      Separation Agreement and Full and Final Release dated June 4, 2001 between Mannatech and Mr. Charles
           E. Fioretti, incorporated herein by reference to Exhibit 99.1 to Mannatech's Form 8-K (File No. 000-
           24657) filed with the Commission on June 11, 2001.

10.30      Release Agreement dated September 24, 2001 between Mannatech and Mr. Charles E. Fioretti, incorporated herein by reference to Exhibit 10.2 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.
10.31      Separation Agreement dated February 28, 2001 with Mr. Anthony E. Canale, incorporated herein by reference to Exhibit 10.29 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on April 2, 2001.
10.32      Separation Agreement dated may 2, 2001 between Mannatech and Ms. Deanne Varner, incorporated herein by reference to Exhibit 10.5 to Mannatech's Form 10-Q (File No. 000-24657) filed with the
           Commission on May 15, 2001.
10.33      Separation Agreement and General Release dated June 26, 2001 between Mannatech and Mr. Patrick D.
           Cobb, incorporated herein by reference to Exhibit 99.1 to Mannatech's Form 8-K (File No. 000-24657)
           filed with the Commission on June 26, 2001.
10.34      Purchase Agreement dated September 28, 2001, by and between Mannatech, Incorporated and Mr. Ray
           Robbins, incorporated by reference to Exhibit 10.5 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.
10.35      Agreement dated September 28, 2001 between Mannatech and Mr. Marlin Ray Robbins, incorporated herein by reference to Exhibit 10.5 to Mannatech's Form 10-Q (File No. 000-24657) filed with the
           Commission on November 14, 2001.
10.36*     Agreement and Final Release dated February 1, 2002 between Mannatech and Mr. Marlin Ray Robbins.
10.37      Royalty Agreement dated September 10, 2001 between Mannatech and Jett, incorporated herein by reference to Exhibit 10.4 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.
10.38      Employment Agreement dated October 1, 2001 between Mannatech and Ms. Bettina S. Simon, incorporated herein by reference to Exhibit 10.3 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.
10.39      Consulting Agreement dated October 1, 2001 between Mannatech and Mr. J. Stanley Fredrick, incorporated herein by reference to Exhibit 10.1 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.
21*        List of Subsidiaries
23*        Consent of PricewaterhouseCoopers LLP

* Filed herewith.

   (b) Reports on Form 8-K.

       None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on April 1, 2002.

                                        MANNATECH, INCORPORATED

                                                 /s/ Robert M. Henry
                                      By:-------------------------------------
                                                     Robert M. Henry
                                          Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 1, 2002, on behalf of the registrant and in the capacities indicated.

            Signature                                     Title
--------------------------------   --------------------------------------------------
    /s/ Robert M. Henry            Chief Executive Officer and Director (principal
----------------------------       executive officer)
     Robert M. Henry

  /s/ Terry L. Persinger           President, Chief Operating Officer and Director
----------------------------
    Terry L. Persinger

/s/ Stephen D. Fenstermacher       Senior Vice President and Chief Financial Officer
----------------------------       (principal accounting officer)
  Stephen D. Fenstermacher

    /s/ SAMUEL L. CASTER           Chairman of the Board
----------------------------
      Samuel L. Caster

     /s/ JULES ZIMMERMAN           Vice-Chairman of the Board
----------------------------
       Jules Zimmerman

 /s/ STEVEN A. BARKER PH.D.        Director
----------------------------
   Steven A. Barker Ph. D.

     /s/ ROGER BEUTNER             Director
----------------------------
        Roger Beutner

   /s/ James M. Doyle, Jr.         Director
----------------------------
     James M. Doyle, Jr.

   /s/ J. STANLEY FREDRICK         Director
----------------------------
    J. Stanley Fredrick

   /s/ MARLIN RAY ROBBINS          Director
----------------------------
     Marlin Ray Robbins

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                             -----
Annual Financial Statements:
Report of Independent Accountants ........................................................   F-2
 Consolidated Balance Sheets as of December 31, 2000 and 2001 ............................   F-3
 Consolidated Statements of Operations for the Years ended December 31, 1999, 2000 and
  2001 ...................................................................................   F-4
 Consolidated Statements of Changes in Shareholders' Equity for the Years ended
   December 31, 1999, 2000 and 2001 ......................................................   F-5
 Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 2000 and
  2001 ...................................................................................   F-6
 Notes to Consolidated Financial Statements ..............................................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Mannatech, Incorporated

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Mannatech, Incorporated and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 of the Notes to Consolidated Financial Statements, in 2000, the Company changed its method of accounting for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

PricewaterhouseCoopers LLP

Dallas, Texas
February 22, 2002

                            MANNATECH, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
            (in thousands, except share and per share information)

                                                                                  December 31,
                                                                            -------------------------
                                                                                2000          2001
                                                                            -----------   -----------
                                               ASSETS
Cash and cash equivalents ...............................................    $  5,736      $  9,926
Accounts receivable, less allowance for doubtful accounts of $58 in 2000.         692           613
Income tax receivable ...................................................       2,300            --
Current portion of notes receivable--shareholders .......................         187           119
Inventories .............................................................      13,326         8,386
Prepaid expenses and other current assets ...............................         745         1,064
Deferred tax assets .....................................................       1,201         1,535
                                                                             --------      --------
    Total current assets ................................................      24,187        21,643
Property and equipment, net .............................................      13,324        10,448
Notes receivable--shareholders, excluding current portion ...............         390           334
Other assets ............................................................       1,001           718
                                                                             --------      --------
    Total assets ........................................................    $ 38,902      $ 33,143
                                                                             ========      ========
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of capital leases and notes payable .....................    $    301      $    315
Accounts payable ........................................................       4,309           509
Accrued expense .........................................................      11,750        13,165
Current portion of accrued severance ....................................         538         1,732
                                                                             --------      --------
    Total current liabilities ...........................................      16,898        15,721
Capital leases and notes payable, excluding current portion .............          27            --
Accrued severance, excluding current portion ............................         500           950
Deferred tax liabilities ................................................       1,752           380
                                                                             --------      --------
    Total liabilities ...................................................      19,177        17,051
                                                                             --------      --------
Commitments and contingencies (Note 12) .................................          --            --
Commitment to repurchase common stock ...................................       1,000            --
Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares
 issued and outstanding .................................................          --            --
Common stock, $0.0001 par value, 99,000,000 shares authorized,
 25,051,301 shares issued and 24,929,173 outstanding in 2000; 25,162,541
 issued and 25,134,840 outstanding in 2001 ..............................           3             3
Additional paid-in capital ..............................................      17,949        18,204
Note receivable from shareholder ........................................        (167)           --
Retained earnings (accumulated deficit) .................................       2,798        (1,407)
Accumulated other comprehensive loss--foreign currency translation
 adjustment .............................................................        (321)         (608)
                                                                             --------      --------
                                                                               20,262        16,192
Less treasury stock, at cost, 122,128 shares and a commitment to purchase
 common stock of $1,000 in 2000 and 27,701 shares in 2001 ...............      (1,537)         (100)
                                                                             --------      --------
    Total shareholders' equity ..........................................      18,725        16,092
                                                                             --------      --------
    Total liabilities, commitment to repurchase common stock and
     shareholders' equity ...............................................    $ 38,902      $ 33,143
                                                                             ========      ========


          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except for per share information)

                                                                            For the Year Ended December 31,
                                                                        ---------------------------------------
                                                                           1999          2000           2001
                                                                        ----------   ------------   -----------
Net sales ...........................................................    $179,730     $150,006       $128,736
Cost of sales .......................................................      29,117        27,088        23,523
Commissions .........................................................      73,580        61,743        51,995
                                                                         --------      --------      --------
                                                                          102,697        88,831        75,518
                                                                         --------      --------      --------
   Gross profit .....................................................      77,033        61,175        53,218
                                                                         --------      --------      --------
Operating expenses: .................................................
   Selling and administrative expenses ..............................      34,861        35,926        30,816
   Other operating costs ............................................      26,091        31,655        22,906
   Write-off of fixed asset .........................................          --           870            --
   Severance expenses related to former executives ..................          --         1,163         3,420
                                                                         --------      --------      --------
      Total operating expenses ......................................      60,952        69,614        57,142
                                                                         --------      --------      --------
Income (loss) from operations .......................................      16,081        (8,439)       (3,924)
Interest income .....................................................         713           684           275
Interest expense ....................................................        (150)          (69)          (32)
Other expense, net ..................................................        (114)         (558)          (83)
                                                                         --------      --------      --------
Income (loss) before income taxes and cumulative effect of
 accounting change ..................................................      16,530        (8,382)       (3,764)
Income tax (expense) benefit ........................................      (5,742)        1,243           104
                                                                         --------      --------      --------
Income (loss) before cumulative effect of accounting change .........      10,788        (7,139)       (3,660)
Cumulative effect of accounting change, net of tax of $126 ..........          --          (210)           --
                                                                         --------      --------      --------
Net income (loss) ...................................................    $ 10,788      $ (7,349)     $ (3,660)
                                                                         ========      ========      ========
Earnings (loss) per common shares--Basic:
   Before cumulative effect of accounting change ....................    $   0.45      $  (0.29)     $  (0.15)
   Cumulative effect of accounting change ...........................          --         (0.01)           --
                                                                         --------      --------      --------
   Net ..............................................................    $   0.45      $  (0.30)     $  (0.15)
                                                                         ========      ========      ========
Earnings (loss) per common share--Diluted:
   Before cumulative effect of accounting change ....................    $   0.43      $  (0.29)     $  (0.15)
   Cumulative effect of accounting change ...........................          --         (0.01)           --
                                                                         --------      --------      --------
   Net ..............................................................    $   0.43      $  (0.30)     $  (0.15)
                                                                         ========      ========      ========
Weighted-average common shares outstanding:
   Basic ............................................................      24,133        24,946        24,730
                                                                         ========      ========      ========
   Diluted ..........................................................      25,224        24,946        24,730
                                                                         ========      ========      ========
Dividends declared per common share .................................    $   0.06      $     --      $     --
                                                                         ========      ========      ========


          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                 (in thousands, except per share information)

                                                                                          Note
                                                      Common stock       Additional    receivable
                                                 ----------------------    paid in        from
                                                   Shares    Par value     capital    shareholder
                                                 ---------- ----------- ------------ -------------
Balance at December 31, 1998 ...................   22,102       $ 2        $ 2,632      $ (636)
 Dividends declared ($0.06 per share) ..........       --        --             --          --
 Repayment of notes receivable--
  shareholders .................................       --        --             --         636
 Net proceeds from offering ....................    1,500        --          9,241          --
 Exercise of warrants . ........................      475        --            941          --
 Tax benefit from exercise of warrants
  and stock options ............................       --        --          3,543          --
 Tender of common stock for exercise of
  stock options ................................      133        --            204          --
 Proceeds from stock option exercises ..........      564        --            786          --
 Comprehensive income:
  Net income ...................................       --        --             --          --
                                                   ------       ---        -------      ------
Balance at December 31, 1999 ...................   24,774         2         17,347          --
 Proceeds from stock option exercises ..........      261         1            362          --
 Tax benefit from exercise of warrants
  and stock options ............................       --        --            240          --
 Issuance of note receivable--
  shareholders .................................       --        --             --        (500)
 Repayment of note receivable from
  shareholder ..................................     (106)       --             --         333
 Commitment to repurchase common
  stock from shareholder .......................       --        --             --          --
 Comprehensive loss:
  Foreign currency translation
   adjustment ..................................       --        --             --          --
  Net loss .....................................       --        --             --          --
                                                   ------       ---        -------      ------
Balance at December 31, 2000 ...................   24,929         3         17,949        (167)
 Proceeds from stock option exercises ..........       37        --             82          --
 Tax benefit from exercise of warrants
  and stock options ............................       --        --             19          --
 Accounting charge related to stock
  options granted ..............................       --        --             54          --
 Repayment of note receivable from
  shareholder ..................................      (53)       --             --         167
 Repurchase of common stock per
  shareholder agreement ........................     (590)       --             --          --
 Release of commitment to repurchase
  common stock from shareholder ................       --        --             --          --
 Repurchase of common stock from
  separation agreement .........................      (50)       --             --          --
 Sale of treasury stock to a related party .....      815        --             --          --
 Tender of common stock for exercise of
  stock options ................................       47        --            100          --
 Comprehensive loss:
  Foreign currency translation
   adjustment ..................................       --        --             --          --
  Net loss .....................................       --        --             --          --
                                                   ------       ---        -------      ------
Balance at December 31, 2001. . ................   25,135       $ 3        $18,204      $   --
                                                   ======       ===        =======      ======

                                                    Retained      Accumulated         Treasury
                                                    earnings         other              stock            Total
                                                  (accumulated   comprehensive  --------------------  shareholders
                                                    deficit)     income (loss)   Shares    Amounts       equity
                                                 -------------- --------------- -------- ----------- -------------
Balance at December 31, 1998 ...................    $    685        $   --          --    $      --    $  2,683
 Dividends declared ($0.06 per share) ..........      (1,326)           --          --           --      (1,326)
 Repayment of notes receivable--
  shareholders .................................          --            --          --           --         636
 Net proceeds from offering ....................          --            --          --           --       9,241
 Exercise of warrants . ........................          --            --          --           --         941
 Tax benefit from exercise of warrants
  and stock options ............................          --            --          --           --       3,543
 Tender of common stock for exercise of
  stock options ................................          --            --          16         (204)         --
 Proceeds from stock option exercises ..........          --            --          --           --         786
 Comprehensive income:
  Net income ...................................      10,788            --          --           --      10,788
                                                    --------        ------          --    ---------    --------
Balance at December 31, 1999 ...................      10,147            --          16         (204)     27,292
 Proceeds from stock option exercises ..........          --            --          --           --         363
 Tax benefit from exercise of warrants
  and stock options ............................          --            --          --           --         240
 Issuance of note receivable--
  shareholders .................................          --            --          --           --        (500)
 Repayment of note receivable from
  shareholder ..................................          --            --         106         (333)         --
 Commitment to repurchase common
  stock from shareholder .......................          --            --          --       (1,000)     (1,000)
 Comprehensive loss:
  Foreign currency translation
   adjustment ..................................          --          (321)         --           --        (321)
  Net loss .....................................      (7,349)           --          --           --      (7,349)
                                                    --------        ------         ---    ---------    --------
Balance at December 31, 2000 ...................       2,798          (321)        122       (1,537)     18,725
 Proceeds from stock option exercises ..........          --            --          --           --          82
 Tax benefit from exercise of warrants
  and stock options ............................          --            --          --           --          19
 Accounting charge related to stock
  options granted ..............................          --            --          --           --          54
 Repayment of note receivable from
  shareholder ..................................          --            --          53         (167)         --
 Repurchase of common stock per
  shareholder agreement ........................          --            --         590           --          --
 Release of commitment to repurchase
  common stock from shareholder ................          --            --          --          417         417
 Repurchase of common stock from
  separation agreement .........................          --            --          50          (73)        (73)
 Sale of treasury stock to a related party .....        (545)           --        (815)       1,360         815
 Tender of common stock for exercise of
  stock options ................................          --            --          27         (100)         --
 Comprehensive loss:
  Foreign currency translation
   adjustment ..................................          --          (287)         --           --        (287)
  Net loss .....................................      (3,660)           --          --           --      (3,660)
                                                    --------        ------        ----    ---------    --------
Balance at December 31, 2001. . ................    $ (1,407)       $ (608)         27    $    (100)   $ 16,092
                                                    ========        ======        ====    =========    ========


          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                    For the Year Ended December 31,
                                                                               ------------------------------------------
                                                                                  1999          2000            2001
                                                                               ----------   ------------   --------------
Cash flows from operating activities:
Net income (loss) ..........................................................    $ 10,788      $ (7,349)       $(3,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
 Depreciation and amortization .............................................       2,969         3,738          3,916
 Write-down of inventories .................................................          --            --          1,235
 Write-off of fixed asset software .........................................          --           870             --
 Loss on disposal of assets ................................................         287           157            146
 Tax benefit from exercise of stock options exercised ......................       3,543           240             19
 Accounting charge related to stock options granted ........................          --            --             54
 Write-off of receivable from related party ................................         125            --             --
 Cumulative effect of accounting change, net of tax ........................          --           210             --
 Deferred income tax expense (benefit) .....................................        (790)          298         (1,706)
Changes in operating assets and liabilities:
   Accounts receivable .....................................................        (212)         (428)            15
   Income tax receivable ...................................................          --        (2,174)         2,300
   Inventories .............................................................      (6,443)           82          3,541
   Prepaid expenses and other current assets ...............................        (281)          (23)           458
   Other assets ............................................................        (283)          230            273
   Accounts payable ........................................................      (3,589)          981         (2,293)
   Accrued expenses ........................................................      (1,342)       (1,393)         3,115
                                                                                --------      --------        -------
    Net cash provided by (used in) operating activities ....................       4,772        (4,561)         7,413
                                                                                --------      --------        -------
Cash flows from investing activities:
 Acquisition of property and equipment .....................................      (3,243)       (4,109)        (1,316)
 Repayment by shareholders/related parties .................................         944           124            124
 (Purchase) Maturities of investments and restricted cash ..................      (2,294)        2,293              1
                                                                                --------      --------        -------
   Net cash used in investing activities ...................................      (4,593)       (1,692)        (1,191)
                                                                                --------      --------        -------
Cash flows from financing activities:
 Book overdrafts ...........................................................          --         1,451         (1,451)
 Payment of dividends ......................................................      (1,326)           --             --
 Proceeds from the initial public offering .................................      12,000            --             --
 Proceeds from stock options exercised .....................................         786           363             82
 Proceeds from sale of treasury stock ......................................          --            --            815
 Proceeds from warrants exercised ..........................................         641            --             --
 Repurchase of common stock from shareholder ...............................          --            --           (656)
 Repayment of capital lease obligations ....................................        (663)         (541)          (298)
 Advances to shareholder ...................................................          --          (500)            --
 Payment of notes payable ..................................................        (190)         (189)          (516)
 Deferred offering costs ...................................................        (615)           --             --
                                                                                --------      --------        -------
   Net cash provided by (used in) financing activities                            10,633           584         (2,024)
                                                                                --------      --------        -------
Effect of exchange rate changes on cash and cash equivalents ...............          --          (171)            (8)
                                                                                --------      --------        -------
Net increase (decrease) in cash and cash equivalents .......................      10,812        (5,840)         4,190
Cash and cash equivalents: .................................................
 Beginning of year .........................................................         764        11,576          5,736
                                                                                --------      --------        -------
 End of year ...............................................................    $ 11,576      $  5,736        $ 9,926
                                                                                ========      ========        =======
Supplemental disclosure of cash flow information:
 Income taxes paid .........................................................    $  3,091      $    200        $    --
                                                                                ========      ========        =======
 Interest paid .............................................................    $    150      $     69        $    32
                                                                                ========      ========        =======
Summary of non-cash investing and financing activities follows:
 Assets acquired through financing .........................................    $     --      $     --        $   801
                                                                                ========      ========        =======
 Commitment (cancellation of commitment) to repurchase common stock
   from shareholder ........................................................    $     --      $  1,000        $  (417)
                                                                                ========      ========        =======
 Treasury shares received for the payment of note receivable--shareholder ..    $     --      $    333        $   167
                                                                                ========      ========        =======

          See accompanying notes to consolidated financial statements.

                            MANNATECH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Mannatech, Incorporated (the "Company") was incorporated in the State of Texas on November 4, 1993 as Emprise International, Inc. Effective October 25, 1995, the Company changed its name to Mannatech, Incorporated. The Company develops high-quality, innovative, proprietary nutritional supplements, topical products and weight-management products that are sold though a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom and Japan. Independent associates ("associates") purchase the Company's products at wholesale prices for the primary purpose of selling to retail consumers or for personal consumption while independent members ("members") purchase products at a discount from retail prices. Associates are eligible to earn commissions on their downline growth and sales volume. The Company has eight wholly owned subsidiaries located throughout the world. The wholly owned subsidiaries are as follows:

Wholly-owned subsidiary name      Date incorporated     Location of subsidiary          Date operations began
--------------------------------- -------------------   -----------------------------   ----------------------
Mannatech Australia Pty Limited   April 22, 1998        St. Leonards, Australia         October 1, 1998
Mannatech Limited                 December 1, 1998      Republic of Ireland             No operations
Mannatech Ltd.                    November 18, 1998     Basingstoke, Hampshire U.K.     November 15, 1999
Mannatech Payment
 Services Incorporated            April 11, 2000        Coppell, Texas                  June 26, 2000
Mannatech Foreign Sales
 Corporation *                    May 1, 1999           Barbados                        May 1, 1999
Internet Health Group, Inc. *     May 7, 1999           Coppell, Texas                  December 20, 1999
Mannatech Japan, Inc.             January 21, 2000      Tokyo, Japan                    June 26, 2000
Mannatech Limited                 February 14, 2000     New Zealand                     No operations

*Subsidiary ceased operations on December 29, 2000.

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

Accounts Receivable

     At December 31, 2000 and 2001, accounts receivable consisted of the overpayment of consumption tax paid in Japan, a refund of value added tax from the United Kingdom and payments due from manufacturers for the purchase of raw material inventories. At December 31, 2000, accounts receivable were partially offset by an allowance account for amounts that were deemed uncollectible.

Inventories

     Inventories consist of raw materials and finished goods and are stated at the lower of cost (using standard costs, which approximates average costs) or market. The Company writes-down inventories for any slow-moving or obsolete items.

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

     Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. During 2000, the Company recorded an impairment loss of $870,000 related to its Internet subsidiary's fixed asset software.

Other Assets

     Other assets consist primarily of deposits for building leases and a restricted term deposit in an Australian bank. This term deposit matures every six-months and is automatically renewed by the Company as security for the Australian building lease.

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

Revenue Recognition

     The Company's revenues consist of sales from products sold, starter and renewal packs sold and shipping fees charged. Substantially all product sales are sold to associates at a published wholesale price and are sold to members at a discount. The Company also records a product return reserve related to any refunds in net sales. The Company records the product return reserve based on historical experience in net sales.

     The Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of 2000. Under SAB 101, the Company recognizes revenue for product sales upon the receipt of the products by the associate or member. As a result of adopting SAB 101, the Company recorded a charge of $210,000, net of tax of $126,000 for the cumulative effect of this change at January 1, 2000. Beginning in 2000, the Company defers all revenues until the associate or member receives the shipment. The Company believes that the change in accounting method would not have had a material effect on the 1999 Statements of Operations if adopted in that period.

     The Company also defers a portion of the revenue received from the sale of the starter and renewal packs when the revenue exceeds the excess of the total average wholesale value of all of the individual items included in such packs and amortizes such deferrals over a twelve-month period. Some of the higher dollar packs also contain an event admission pass, which allows an associate free admission to a corporate sponsored event. Revenues from these packs are allocated between products and event admission based on the proportionate average fair value of products and the allocated event admission. The allocated event admission revenue contained in these pack sales are also amortized over a twelve-month period.

                            MANNATECH, INCORPORATED

Shipping and Handling Cost

     The Company records freight and shipping revenues collected from associates and members as revenue. The Company records in-bound freight and shipping costs as a part of cost of sales and records shipping and handling costs associated with shipping products to its associates and members as selling and administrative expenses in the accompanying consolidated financial statements. Total shipping and handling costs included in selling and administrative expense was approximately $9.1 million, $6.6 million and $5.8 million for 1999, 2000 and 2001, respectively.

Accounting for Stock-Based Compensation

     The Company uses Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," for stock-based compensation issued to nonemployees. FAS 123 requires that stock-based compensation be measured by the fair value at the date of grant. The Company measures the cost of stock-based compensation issued to employees and directors under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. The Company has provided pro forma disclosures as required by FAS 123 in Note 11 for stock-based compensation accounted for under APB 25.

Advertising Costs

     Advertising and promotional expenses are included in selling and administrative expenses and are charged to operations when incurred. Advertising and promotional expenses were approximately $3.6 million, $5.3 million and $3.4 million for 1999, 2000 and 2001, respectively. Literature and promotional items, called sales aids, are sold to associates to support their sales efforts and are included in inventories and charged to cost of sales when sold.

Research and Development Costs

     The Company expenses research and development costs when incurred. Internal research and development costs related to specific clinical studies and product testing were approximately $439,000, $392,000 and $97,000 in 1999, 2000 and 2001, respectively. Research and development costs related to conceptualizing new products, enhancing existing products, Food and Drug Administration compliance studies, general supplies, internal salaries, third party contractors and consulting fees were approximately $3.6 million, $4.4 million and $3.4 million in 1999, 2000 and 2001, respectively. Salaries are included in selling and administrative expenses and all other research and development costs are included in other operating expenses in the accompanying consolidated financial statements.

Software Development Costs

     The Company capitalizes qualifying costs related to the development of internal use software pursuant to Statement Of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires capitalization of qualifying costs after the conceptual formulation stage has been completed. Such costs are amortized over the estimated useful life of the software, which are three to five years. Capitalized costs were approximately $1.7 million, $681,000 and $677,000 in 1999, 2000 and 2001, respectively. Amortization expense related to capitalized software was approximately $528,000, $712,000 and $873,000 in 1999, 2000 and
2001, respectively.

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

                            MANNATECH, INCORPORATED

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

Foreign Currency Translation

     The Australian and the United Kingdom subsidiaries' are limited service providers and their functional currency is the United States dollar. Nonmonetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at average exchange rates for the year. Translation (gains) and losses of Mannatech's foreign subsidiaries totaled approximately ($176,000), $345,000 and $86,000 in 1999, 2000 and 2001 respectively, and are included in other expense in the consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)

     The Japan subsidiary conducts substantially all of its business in Japanese Yen; therefore, the Company considers the Japanese Yen as its functional currency. Its Japan subsidiary's assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders' equity and intercompany accounts are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders' equity and is included as accumulated other comprehensive income (loss) as required under Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Commissions

     Associates are paid commissions that are based on direct and indirect commissionable sales, downline growth and training of associates. Commissions are accrued when earned and generally paid at various times within the following month.

Reclassification

     Certain amounts reported in the prior year balances have been reclassified to conform with the current year presentation.

NOTE 2 INITIAL PUBLIC OFFERING

     On February 12, 1999, the Company completed its initial public offering, (the "Offering") on the Nasdaq National Market under the symbol "MTEX." In the Offering, the Company and certain selling shareholders sold an aggregate of 3,056,016 shares of common stock, par value $0.0001 per share, at a price of $8.00 per share. Of the total shares sold, 1,500,000 were sold by the Company, yielding gross proceeds to the Company of $12.0 million. The net proceeds to the Company were $9,240,958 after deducting deferred offering costs related to legal, accounting and printing fees of approximately $2.0 million, other costs of approximately $406,000 and the fee to the placement agent involved in the Offering of approximately $389,000, net of reimbursement of approximately $91,000 of expenses by the placement agent.

     The selling shareholders sold 1,556,016 shares of common stock, yielding gross proceeds of approximately $12.4 million. The net proceeds paid to the selling shareholders were approximately $12.0 million, after deducting the fee to the placement agent of approximately $498,000.

                            MANNATECH, INCORPORATED

NOTE 3 INVENTORIES

     Inventories at December 31, 2000 and 2001 consist of the following (in thousands):

                                                             2000        2001
                                                          ---------   ---------
   Raw materials ......................................    $ 6,587     $4,311
   Finished goods less inventory write-down of $166, in
    2000 and $1,235 in 2001 ...........................      6,739      4,075
                                                           -------     ------
                                                           $13,326     $8,386
                                                           =======     ======

NOTE 4 PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2000 and 2001 consist of the following (in thousands):

                                                 Estimated
                                                useful lives        2000          2001
                                              ---------------   -----------   ------------
   Office furniture and equipment .........    5 to 7 years      $  5,732      $   5,726
   Computer equipment .....................    3 to 5 years        11,247         11,941
   Automobiles ............................         5 years            28             28
   Leasehold improvements .................   2 to 10 years         5,636          5,531
                                                                 --------      ---------
                                                                   22,643         23,226
   Less accumulated depreciation ..........                        (9,319)       (13,006)
                                                                 --------      ---------
                                                                   13,324         10,220
   Construction in progress ...............                            --            228
                                                                 --------      ---------
                                                                 $ 13,324      $  10,448
                                                                 ========      =========

Gross capital leased assets relating to various warehouse and laboratory equipment totaled $1.7 million at December 31, 2000 and $153,000 at December 31, 2001. During 2001, $1.5 million of the leased assets were paid and title to these assets was transferred to the Company. In 2001, construction in progress consisted of internally developed software.

NOTE 5 ACCRUED EXPENSES

     Accrued expenses at December 31, 2000 and 2001 consisted of the following (in thousands):

                                                      2000        2001
                                                   ---------   ---------
   Commissions payable .........................    $ 3,598     $ 5,222
   Accrued inventory purchases .................      1,024       2,665
   Sales and other taxes payable ...............        776       1,363
   Income taxes payable ........................         --         909
   Accrued royalties and compensation ..........      1,336         830
   Customer deposits ...........................      1,219         599
   Accrued legal and accounting ................      1,522         553
   Deferred revenue ............................        691         433
   Other accrued expenses ......................      1,584         591
                                                    -------     -------
                                                    $11,750     $13,165
                                                    =======     =======

                            MANNATECH, INCORPORATED

NOTE 6 NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     In 2001, the Company entered into various finance agreements totaling $801,000, to finance its product liability, directors and officers and international insurance premiums. The notes bear interest at 9.15% and are payable in monthly installments of approximately $81,000 through July 2002.

     In March and August 1998, the Company entered into two new lease agreements totaling $631,000 and $841,000, respectively, with Banc One Leasing Corporation to fund the purchase of furniture and certain capital equipment for its laboratory facility and warehouse. The leases were collateralized by the leased assets, bore interest at 9.3% were payable in thirty-six monthly installments and were fully paid in August 2001.

     The Company leases certain equipment under various capital leases agreements of approximately $153,000. These agreements are for five-years, expire in September 2002 and contain either a bargain purchase option or a buyout provision that the Company intends to exercise.

NOTE 7 INCOME TAXES

     The components of the Company's income (loss) before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

                                 1999          2000           2001
                              ----------   ------------   ------------
   United States ..........    $16,316       $ (4,054)      $   (484)
   Foreign ................        214         (4,328)        (3,280)
                               -------       --------       --------
                               $16,530       $ (8,382)      $ (3,764)
                               =======       ========       ========

     The components of the Company's income tax provision for 1999, 2000 and 2001 were as follows:

                            1999         2000           2001
                         ---------   ------------   -----------
   Current provision:
    Federal ..........    $6,284       $ (1,827)     $  1,522
    State ............       276            213            --
    Foreign ..........       (28)            73            80
                          ------       --------      --------
                           6,532         (1,541)        1,602
                          ------       --------      --------
   Deferred provision:
    Federal ..........      (674)           451        (1,721)
    State ............      (116)          (153)           15
                          ------       --------      --------
                            (790)           298        (1,706)
                          ------       --------      --------
                          $5,742       $ (1,243)     $   (104)
                          ======       ========      ========

     A reconciliation of the Company's effective tax rate and the U.S. federal statutory rate is summarized as follows for the years ended December 31:

                                                              1999         2000         2001
                                                           ----------   ----------   ----------
   Federal statutory income taxes ......................       35.0%        35.0%        34.0%
   State income taxes, net of federal benefit ..........        1.0         (0.1)        (0.3)
   Difference between U.S. statutory rate and
    foreign rate .......................................       (1.0)        (7.8)        13.2
   Effect of valuation allowance .......................         --        (11.0)       (44.6)
   Nondeductible expenses ..............................        0.7         (1.0)        (1.4)
   Other ...............................................       (1.0)        (0.3)         1.9
                                                               ----        -----        -----
                                                               34.7%        14.8%         2.8%
                                                               ====        =====        =====

                            MANNATECH, INCORPORATED

     At December 31, 2000, the Company recorded an estimated income tax refund of $2.3 million, which primarily related to federal tax net operating losses that were carried back. The Company also has state tax net operating losses that are eligible to be carried forward and will begin to expire in various tax years.

     Deferred taxes consisted of the following at December 31 (in thousands):

                                                                  2000          2001
                                                               ----------   -----------
   Deferred tax assets:
     Current:
         Deferred revenue ..................................     $  255      $    165
         Inventory capitalization ..........................        327           195
         Accrued expenses related to Internet Health
          Group Inc. .......................................        322            --
         Inventory reserve .................................         61           215
         State tax net operating loss carryforward .........        193            27
         Accrued expenses ..................................         --           441
         Current portion of severance expenses .............         --           463
         Other .............................................         43            29
                                                                 ------      --------
           Total current deferred tax assets ...............      1,201         1,535
                                                                 ------      --------
   Noncurrent:
      Net operating loss carryforward for the Japan
       subsidiary ..........................................        924         2,603
      Compensation expense and severance expenses,
       net of current portion ..............................         58           400
      Capital loss carryforward ............................         18            19
                                                                 ------      --------
        Total noncurrent deferred tax assets ...............      1,000         3,022
                                                                 ------      --------
        Total gross deferred tax assets ....................      2,201         4,557
        Valuation allowance ................................       (924)       (2,603)
                                                                 ------      --------
        Total net deferred tax assets ......................     $1,277      $  1,954
                                                                 ======      ========
   Deferred tax liabilities:
     Noncurrent:
       Depreciation and amortization .......................     $1,828      $    760
       Other ...............................................         --            39
                                                                 ------      --------
                                                                 $1,828      $    799
                                                                 ======      ========

     The valuation allowance represents a reserve against the deferred tax asset related to the Japan operating loss carryforward, which may not be fully realized.

     The net deferred tax assets (liabilities) are classified in the accompanying consolidated financial statements as follows (in thousands):

                                                          2000         2001
                                                      -----------   ---------
   Current deferred tax assets ....................    $  1,201      $1,535
   Noncurrent deferred tax liabilities ............      (1,752)       (380)
                                                       --------      ------
   Net deferred tax assets (liabilities) ..........    $   (551)     $1,155
                                                       ========      ======

                            MANNATECH, INCORPORATED

NOTE 8 TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

     On February 17, 1999, the Company signed notes receivable agreements with certain shareholders. The notes bear interest at 6.0%, with installments due annually through February 17, 2004. The Company agreed to modify the terms of Mr. Charles E. Fioretti's note receivable as part of his separation and release agreement. Under the terms of the modified agreement dated June 4, 2001, Mr. Fioretti's remaining principal balance of $127,121 will continue to accrue interest and will be due on the earlier of February 17, 2011 or thirteen days after the date in which Mr. Fioretti no longer owns at least 100,000 shares of the Company's common stock. The total amount of all such notes outstanding at December 31, 2000 and 2001 was approximately $577,000 and $453,000, respectively. The future maturities of notes receivables due from shareholders are as follows (in thousands):

                                                                              Year ending
                                                                              December 31,
                                                                             -------------
   2002 ..................................................................      $  119
   2003 ..................................................................         100
   2004 ..................................................................         234
                                                                                ------
                                                                                   453
   Less current portion ..................................................        (119)
                                                                                ------
   Notes receivable due from shareholders, excluding current portion .....      $  334
                                                                                ======

     In 1999, 2000 and 2001, the Company accrued commission expenses to a former major shareholder and executive officer, Mr. William C. Fioretti, of approximately $453,000, $181,000 and $117,000 of which $27,000 and $16,000 remained unpaid at December 31, 2000 and 2001, respectively. Mr. William C. Fioretti is the cousin of Mr. Charles E. Fioretti, who was the Company's former Chairman and Chief Executive Officer.

     On August 8, 2000, the Company loaned Mr. Charles E. Fioretti $500,000. The loan was collateralized by 174,570 shares of Mr. Fioretti's stock and was repaid in six successive monthly installments of 26,455 shares of his common stock beginning on September 3, 2000 and continuing through February 3, 2001. During 2000, Mr. Fioretti exchanged 105,820 shares of his stock to reduce the loan to him by $333,000. During 2001, Mr. Fioretti exchanged 52,910 shares of his stock to pay the remaining balance of his loan.

     On August 8, 2000, the Company entered into a lockup and repurchase agreement with Mr. Charles Fioretti. Under the terms of the agreement, the Company agreed to buy up to $1.0 million worth of his stock. The commitment to repurchase common stock reduced shareholders' equity on the balance sheet. On a monthly basis, beginning on March 3, 2001 and continuing through February 3, 2002, the Company agreed to buy $83,333.33 worth of his stock, valued at 90% of the fair market value price on the close of that business day. On September 24, 2001, the Company amended this agreement with Mr. Fioretti to release him from his lockup and repurchase agreement so that Mr. Fioretti could sell 3,500,000 of his common shares to Mr. J. Stanley Fredrick and transfer all of his voting rights associated with his remaining shares to Mr. Fredrick. In addition, Mr. Fredrick has the right of first refusal to acquire Mr. Fioretti's remaining 690,848 shares. During 2001, the Company purchased 589,971 shares from Mr. Fioretti valued at $583,333 relating to the lockup and repurchase agreement.

     On September 28, 2001, the Company entered into an agreement with Mr. Ray Robbins, a high-level associate, shareholder, board member and Company co-founder, to sell him 815,009 shares of the Company's treasury stock at $1.00 per share.

     On October 1, 2001, the Company entered into a two-year consulting and lockup agreement with Mr. Fredrick. This agreement automatically renews annually unless thirty-day written notice is given to all parties. Under the terms of this agreement, Mr. Fredrick will provide advice and perform various functions for the board of directors for which the Company will pay Mr. Fredrick a total of $185,000 per year. In addition, under this agreement, Mr. Fredrick is prohibited from selling his shares. During 2001, the Company paid Mr. Fredrick $46,250 related to this consulting agreement.

                            MANNATECH, INCORPORATED

NOTE 9 EMPLOYMENT AGREEMENTS

     Effective September 1, 1998, the Company entered into a five-year employment agreement with Mr. Bill H. McAnalley Ph.D., Chief Scientific Officer and Senior Vice President of Research and Development. The employment agreement specifies a minimum salary and is extended automatically each year for one additional year unless both parties agree to termination prior to the end of any term. If the Company cancels the employment agreement, without cause, the Company is required to pay the minimum salary for the remaining duration of the agreement.

     On November 1, 1999, the Company entered into a three-year employment agreement with Mr. Terry L. Persinger, Chief Operating Officer. The employment agreement specifies a minimum salary and either party can cancel the agreement; however, if the Company cancels the employment agreement without cause, the Company is required to pay the minimum salary for the duration of the agreement. On November 1, 2001, the Company amended this employment agreement to extend the term to December 31, 2004 and to increase the minimum salary, beginning on January 1, 2002.

     On April 1, 2000, the Company entered into a three-year employment agreement with Mr. Robert M. Henry, Chief Executive Officer. The employment agreement specifies a minimum salary and either party can cancel the agreement; however, if the Company cancels the employment agreement without cause, the Company is required to pay the minimum salary for the duration of the agreement. On August 15, 2000, the Company amended this employment agreement to include reimbursement of various moving and relocation expenses. On November 1, 2001, the Company amended this employment agreement again to extend the term to December 31, 2004 and to increase the minimum salary, beginning on January 1, 2002.

     On May 5, 2000, Mr. Samuel L. Caster resigned as President. On June 1, 2000, the Company entered into a consulting agreement with Mr. Caster. Under the terms of the agreement, the Company agreed to pay Mr. Caster $50,000 each month plus automobile leases insurance and other expenses. During 2000 and 2001, the Company incurred expenses related to the agreement of approximately $312,000 and $628,000 of which $50,000 remained unpaid at December 31, 2000 and 2001, respectively. On March 5, 2002, the board of directors elected Mr. Caster as Chairman of the Board and agreed to hire him as an employee through December 31, 2004 with the same terms as his consulting agreement. Under the terms of his employment, Mr. Caster will be paid an annual salary and will be eligible for all benefits available to other Company executives. In the event of termination, Mr. Caster will be paid, as severance, $300,000 plus $25,000 a month for twelve-months.

     On June 4, 2001, Mr. Charles E. Fioretti resigned as Chairman of the board of directors and as an employee and the Company entered into a separation agreement and full and final release agreement with Mr. Fioretti. Under the terms of the separation agreement, the Company agreed to purchase 50,000 shares of Mr. Fioretti's common stock valued at $1.45 per share and pay Mr. Fioretti $600,000 on June 11, 2001 and $600,000 on June 11, 2002. At December 31, 2001,
the final payment of $600,000 remained payable to Mr. Fioretti.

     On December 29, 2000, the Company entered into a separation agreement with Mr. Anthony Canale, who resigned as Chief Operating Officer of International Operations as of February 28, 2001. The Company agreed to pay Mr. Canale $400,000 on March 1, 2001, $250,000 on February 28, 2002 and $250,000 on
February 28, 2003 and to continue to pay the lease payments for his car. In addition, the Company agreed to grant Mr. Canale a total of 213,333 fully vested warrants on March 1, 2001 at an exercise price ranging from $1.75 to $4.00 per share and are exercisable for seven years. On March 1, 2001, Mr. Canale began receiving $2,500 for each board of director's meeting he attended and was reimbursed for any expenses related to the meetings. On June 4, 2001, Mr. Canale resigned as a board member.

     In the second quarter of 2001, the Company recorded a severance charge of $3.4 million related to severance agreements with several former officers of the Company including, among others, Ms. Deanne Varner and Mr. Patrick Cobb. Under the terms of their agreements, the executives are bound by certain non-compete and confidentiality clauses and the Company agreed to pay them an aggregate amount of $817,000 in 2001, $776,000 in 2002, $550,000 in 2003 and
$150,000 in 2004. The payments consist of various charges including compensation related to the cancellation of their employment agreements, accrued vacation, health insurance and automobile expenses. The Company also agreed to grant Ms. Varner a total of 163,333 stock options and Mr. Patrick Cobb a total of 60,000 stock options, all at exercise prices ranging from $1.75 to $4.00 per share. The stock options vested on the date they were granted and are exercisable for ten years.

                            MANNATECH, INCORPORATED

NOTE 10 CANCELLATION OF INCENTIVE COMPENSATION AGREEMENTS

     In April 1994, the Company entered into an incentive compensation agreement with Mr. Ray Robbins, an associate, shareholder, board member and co-founder of the Company. The agreement required the Company to pay compensation based on the increase in the admittance of new independent associates. In June 1999, this incentive agreement was canceled by paying Mr. Robbins $750,000 and agreeing to grandfather two of his associate positions to the highest level. Of this amount, $500,000 was paid at the time the agreement was canceled. The remaining $250,000 was payable in monthly installments of $10,000 over two years. The $750,000 charge is included in other operating expenses in the 1999 consolidated financial statements. In 2000, Mr. Robbins disputed some of the terms of the cancelled incentive agreement and as a result, the Company agreed to pay Mr. Robbins an additional $200,000 related to this cancelled incentive agreement. On February 1, 2002, the Company entered into a final agreement with Mr. Robbins to pay him approximately $61,000 related to various modifications to the original agreement. During 1999, 2000 and 2001, the Company paid Mr. Robbins approximately $618,000, $320,000 and $70,000, respectively related to the cancellation of this incentive agreement. Mr. Robbins also receives commissions from the Company as an associate for his product sales and downline growth.

NOTE 11 EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

     Effective May 9, 1997, the Company adopted a defined contribution 401(k) and Profit sharing plan (the "Plan"). The Plan covers all full-time employees who have completed three-months of service and attained the age of twenty-one. Employees can contribute up to 20% of their annual compensation, but are limited to the maximum percentage allowable under the Internal Revenue Code. The Company will match 25% of the first 6% contributed and may also make discretionary contributions to the Plan, which may not exceed 100% of the first 15% of the employees' annual compensation. Company contributions to employees vest ratably over a five-year period. During 1999, 2000 and 2001, the Company contributed approximately $150,000, $177,000 and $185,000, respectively, to the Plan.

Stock Option Plans

     In May 1997, the board of directors approved the 1997 Stock Option Plan (the "1997 Stock Option Plan"), which provides incentive and nonqualified stock options to employees and nonemployees, respectively. The Company reserved 2,000,000 shares of common stock for issuance pursuant to the 1997 Stock Option Plan. No options granted under this plan will remain exercisable later than ten years after the date of grant. At December 31, 2001, the 1997 Stock Option Plan had 94,693 shares available for grant by the board of directors.

     In May 1998, the board of directors approved the 1998 Stock Option Plan (the "1998 Stock Option Plan"), which provides incentive and non-incentive stock options to employees. The Company reserved 1,000,000 shares of common stock for issuance pursuant to the stock options granted under the 1998 Stock Option Plan. No options granted under this plan will remain exercisable later than ten-years after the date of the grant. At December 31, 2001, the 1998 Stock Option Plan had 76,500 shares available for grant by the board of directors.

     In June 2000, the board of directors approved the 2000 Stock Option Plan (the "2000 Stock Option Plan") that provides incentive and nonqualified stock options to employees and nonemployees, respectively. The Company reserved 2,000,000 shares of common stock for issuance pursuant to the stock options granted under the 2000 Stock Option Plan. No options granted under this plan will remain exercisable later than ten years after the date of grant. At December 31, 2001, the 2000 Stock Option Plan had 380,000 shares available for grant by the board of directors.

                            MANNATECH, INCORPORATED

     Stock options outstanding for the 1997, 1998 and 2000 Stock Option Plans, (collectively, "the Stock Option Plans") are as follows:

                                                         1999                    2000                     2001
                                                 ---------------------   ---------------------   -----------------------
                                                             Weighted                Weighted                   Weighted
                                                              average                 average                   average
                                                  Shares     exercise     Shares     exercise       Shares      exercise
                                                  (000s)       price      (000s)       price        (000s)       price
                                                 --------   ----------   --------   ----------   -----------   ---------
Outstanding at beginning of year .............    2,343       $ 3.53      2,256       $ 5.39         3,553      $ 4.44
   Granted ...................................      677       $ 7.81      1,795       $ 2.62         1,060      $ 2.55
   Exercised .................................     (714)      $ 1.38       (261)      $ 1.39          (111)     $ 1.53
   Canceled ..................................      (50)      $ 8.00       (237)      $ 3.12        (1,139)     $ 5.30
                                                  -----                   -----                     ------
Outstanding at end of year ...................    2,256       $ 5.39      3,553       $ 4.44         3,363      $ 3.65
                                                  -----                   -----                     ------
Options exercisable at year-end ..............    1,422       $ 4.33      1,833       $ 6.14         1,199      $ 4.64
                                                  -----                   -----                     ------
Weighted-average fair value of options granted
 during the year .............................                $ 3.03                  $ 1.81                    $ 2.04
                                                              ======                  ======                    ======

     The following table summarizes information with respect to options outstanding and exercisable at December 31, 2001:

                                              Options outstanding           Options exercisable
                                        -------------------------------   -----------------------
                              Number     Weighted     Weighted average                   Weighted
                                of        average         remaining          Number      average
                              shares     exercise        contractual       of shares     exercise
Exercise Price Range          (000s)       price       life (in years)       (000s)       price
--------------------------   --------   ----------   ------------------   -----------   ---------
   $1.35 - $2.00 .........      420       $ 1.53              7.4              220       $ 1.60
   $2.01 - $2.69 .........    2,094       $ 2.64              9.0              475       $ 2.63
   $3.98 - $4.00 .........      150       $ 3.99              9.6               --       $   --
   $7.00 - $8.00 .........      699       $ 7.86              7.6              504       $ 7.87
                              -----                                            ---
   $1.35 - $8.00 .........    3,363       $ 3.65              8.5            1,199       $ 4.64
                              =====                                          =====

     During 1999, the Board of Directors of the Company's wholly-owned subsidiary, Internet Health Group, Inc. ("IHG"), approved the 1999 Incentive and Nonstatutory Stock Option Plan ("IHG Plan"). Under the IHG Plan a total of 1,500,000 shares of IHG's common stock, par value $0.0001 per share was reserved for issuance. During 1999, IHG granted 1,258,750 incentive stock options to various employees and to the executive officers of the Company. The stock options were exercisable at $0.27 per share, which was the estimated fair value on the date of grant. The weighted-average fair value of options granted during 1999 was $0.15 per share. As of December 31, 2001, none of the IHG options were exercised and 858,500 options had been canceled.

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

                                        1999           2000           2001
                                    ------------   ------------   ------------
   Consolidated net income (loss)
      As reported ...............     $ 10,788       $ (7,349)      $ (3,660)
      Pro forma .................     $ 10,042       $ (8,184)      $ (4,764)
   Basic EPS
      As reported ...............     $   0.45       $  (0.29)      $  (0.15)
      Pro forma .................     $   0.42       $  (0.33)      $  (0.19)
   Diluted EPS
      As reported ...............     $   0.43       $  (0.29)      $  (0.15)
      Pro forma .................     $   0.40       $  (0.33)      $  (0.19)

                            MANNATECH, INCORPORATED

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 1999, 2000 and 2001:

                                           1999        2000        2001
                                        ---------   ---------   ---------
   Dividend yield ...................         0%          0%          0%
   Expected volatility ..............      47.7%       68.0%       94.0%
   Risk-free rate of return .........       6.3%        5.8%        4.8%
   Expected life (in years) .........         6           7           7

     Under the various Stock Option Plans, nonqualified stock options granted to nonemployees are valued using the fair value method, are nontransferable and are granted for terms no longer than six years and at a price which may not be less than 100% of the fair value of the common stock on the date of grant. During 1997, the Company issued 356,000 nonqualified stock options to nonemployees at an exercise price of $1.35 per share. Additionally, the Company issued 100,000 nonqualified stock options in July 1997 at an exercise price of $2.00 per share, which vest immediately, are exercisable after one-year and have a term of six years. During 2000 and 2001, 230,000 and 14,000 of these nonqualified options were exercised at an exercise price of $1.35 per share, respectively.

     During 2001, the Company reissued 213,333 warrants and 223,333 stock options to former executives as part of the severance agreements with these individuals. The stock options and warrants are exercisable immediately at prices ranging from $1.75 up to $4.00 per share and have a term of ten years. Some of the stock options and warrants require variable accounting and the Company is required to record a compensation charge equal to the difference between the fair market price and the exercise price of these options each quarter. In 2001, the Company recorded compensation related to these stock options totaling $53,680.

NOTE 12 COMMITMENTS AND CONTINGENCIES

     The Company leases certain office space, automobiles and equipment under various noncancelable operating leases, and has options to renew and renegotiate most of the leases. The leases expire at various times through January 2008. The Company also leases equipment under various month-to-month cancelable operating leases. Total rent expense was approximately $1.6 million, $2.4 million and $2.1 million in 1999, 2000 and 2001, respectively.

     Approximate future minimum rental commitments for the operating leases are as follows (in thousands):

                          Year ending
                          December 31,
                         -------------
  2002 ...............       $1,362
  2003 ...............        1,021
  2004 ...............          808
  2005 ...............          745
  2006 ...............          738
  Thereafter .........          303
                             ------
                             $4,977
                             ======

     The Company maintains a purchase commitment with a supplier to purchase raw materials. In February 2001, the Company modified the agreement to reduce the purchase commitment and in December 2001, extended the reduced purchase commitment with this supplier through August 2003. The purchase commitment with this supplier is approximately $3.7 million and $2.5 million, for 2002 and 2003, respectively.

     The Company utilizes royalty agreements with individuals or entities to provide compensation for items such as reprints of articles or speeches relating to the Company, sales of promotional videos featuring sports personalities and promotional efforts used for product sales or attracting new associates. The total expenses for all of these agreements were approximately $416,000, $459,000 and $396,000 in 1999, 2000 and 2001, respectively.

                            MANNATECH, INCORPORATED

     In October 1999, the Company entered into an agreement with a high level associate, shareholder and advisory board member whereby the associate would promote the Company and develop downline growth in Japan. Under the terms of the agreement, the Company agreed to pay the associate $50,000 a month plus all expenses for two years. The associate can also earn additional commissions, up to $1.6 million, for the development and sale of training materials and sales aids. In September 2001, the Company amended its agreement to further clarify that the Company would no longer pay a set monthly fee but rather pay this associate a royalty of $5.00 for each specific promotional materials sold by the Company, up to a maximum of $1.6 million. Total expenses relating to this agreement were approximately $206,000, $850,000 and $470,000 in 1999, 2000 and 2001, respectively.

NOTE 13 CAPITAL TRANSACTIONS

Preferred Stock

     On April 8, 1998, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to
99.0 million. Additionally, the Company has authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have been issued or are outstanding.

Treasury Stock

     During 1999, three of the Company's existing shareholders tendered 16,308 shares of their common stock to the Company, at the current market price on the date of transfer in order to exercise 133,766 of their stock options. In 2001, one of the three shareholders tendered an additional 27,701 shares of his common stock to the Company, at the current market price on the date of transfer in order to exercise 74,074 of his stock options.

     During 2000, the Company loaned Mr. Charles E. Fioretti $500,000 that was repaid by Mr. Fioretti tendering 158,730 shares of his common stock to the Company, at the fixed price of $3.15 per share, which was the current market price on the date of the note receivable.

NOTE 14 LITIGATION

     On May 30, 2000, the Company filed suit for breach of contract in the United States District Court of the Northern District of Texas, Dallas Division, against Gryphon Advisors II, L.L.C., a Delaware limited liability company. The Company alleged amounts billed for out-of-pocket expenses and advisory service fees totaling $1.6 million were unreasonable and that Gryphon Advisors breached the advisory agreement. Under the advisory agreement, Gryphon was to provide advice on potential financing opportunities, acquisitions, the financial management of the Company, all aspects of its capital structure, capital-raising transactions and to assist the Company in evaluating potential acquisition targets. On June 26, 2000, Gryphon Advisors filed a cross-action suit for breach of contract and fraud seeking the payment of $1.6 million and exemplary damages. On March 1, 2001, the Company and Gryphon Advisors agreed to dismiss its respective claims with prejudice and the Company agreed to pay Gryphon Advisors $650,000 over a twelve-month period, which was accrued in 2000.

     The Company has several other pending claims incurred in the normal course of business which, in the opinion of management, can be resolved without material affect on the Company's consolidated results of operations or consolidated financial condition.

                            MANNATECH, INCORPORATED

NOTE 15 EARNINGS PER SHARE

     The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive common share equivalents (in thousands, except for per share information).

                                                 1999                                     2000
                               ---------------------------------------- -----------------------------------------
                                                                 Per                                      Per
                                   Income         Shares        share        Loss          Shares        share
                                (Numerator)   (Denominator)    amount    (Numerator)   (Denominator)     amount
                               ------------- --------------- ---------- ------------- --------------- -----------
Basic EPS:
Net income (loss)
 available to Common
 shareholders ................    $10,788         24,133       $ 0.45      ($7,349)        24,946       $(0.30)
Effect of dilutive
 securities:
Stock options ................         --          1,091        (0.02)          --             --            --
Stock warrants ...............         --             --           --           --             --            --
                                  -------         ------       ------       ------         ------       -------
Diluted EPS:
Net income (loss)
 available to common
 shareholders plus
 assumed conversions .........    $10,788         25,224       $ 0.43      ($7,349)        24,946       $(0.30)
                                  =======         ======       ======      =======         ======       =======

                                                 2001
                               -----------------------------------------
                                                                 Per
                                    Loss          Shares        share
                                (Numerator)   (Denominator)     amount
                               ------------- --------------- -----------
Basic EPS:
Net income (loss)
 available to Common
 shareholders ................    ($3,660)        24,730       $(0.15)
Effect of dilutive
 securities:
Stock options ................         --             --            --
Stock warrants ...............         --             --            --
                                  -------         ------       -------
Diluted EPS:
Net income (loss)
 available to common
 shareholders plus
 assumed conversions .........    ($3,660)        24,730       $(0.15)
                                  =======         ======       =======

     At December 31, 2000, all 3.6 million common stock options were excluded from the dilutive EPS calculation and at December 31, 2001 all 3.4 million common stock options were excluded from the dilutive EPS calculation, as their effect was antidilutive.

NOTE 16 ASSET IMPAIRMENT LOSS

     In 2000, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss of $870,000 as it determined the Internet Health Group, Inc's., fixed asset software provided no future benefit.

NOTE 17 SEGMENT INFORMATION

     The Company conducts its business within one industry segment. No single associate accounted for more than 10% of total sales for the years ended December 31, 1999, 2000 and 2001.

     Long-lived assets by country for the years ended December 31, 1999, 2000 and 2001 were as follows (in millions):

          Country                2000        2001
---------------------------   ---------   ---------
  Canada ..................    $  --       $  --
  Australia ...............    $ 0.6       $ 0.5
  United Kingdom ..........    $ 0.4       $ 0.3
  Japan ...................    $ 1.2       $ 1.0
  United States ...........    $12.5       $ 9.7
                               -----       -----
                               $14.7       $11.5
                               =====       =====

     Net sales (in millions and as a percentage of net sales) by country for the years ended December 31, 1999, 2000 and 2001 were as follows:

      Year          United States             Canada              Australia         United Kingdom          Japan
--------------- ---------------------- --------------------- -------------------- ------------------- ------------------
1999 ..........   $137.9       76.7%    $25.7       14.3%    $15.8       8.8%     $0.3       0.2%     $ --       --%
2000 ..........   $115.7       77.0%    $20.2       13.5%    $ 8.5       5.7%     $1.9       1.3%     $3.7      2.5%
2001 ..........   $ 99.3       77.1%    $18.1       14.1%    $ 4.4       3.4%     $1.2       1.0%     $5.7      4.4%

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

10.6       Schedule of additional directors signatories relating to the Form of Indemnification Agreements in Exhibit
           10.5 above, incorporated herein by reference to Exhibit 10.7 to Mannatech's Form 10-K (File No.000-
           24657) filed with the Commission on March 30, 2000.

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

10.12      Supply Agreement effective as of January 12, 2000 by and between Mannatech and Caraloe, Inc.
           incorporated herein by reference to Exhibit 10.7 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

10.13      Product Development and Distribution Agreement effective as of September 15, 1997 between New Era
           Nutrition Inc. and Mannatech, incorporated herein by reference to Exhibit 10.21 to Mannatech's Form S-1
           (File No. 333-63133) filed with the Commission on September 10, 1998.

10.14      License Agreement effect October 12, 2000 between Mannatech and Lactoferrin Products Company, incorporated herein by reference to Exhibit 10.1 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2001.

10.15      Fulfillment Services Agreement effective July 22, 2000 between Mannatech and Marcus B. Gohlke, incorporated herein by reference to Exhibit 10.2 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2001.

10.16      Summary of Management Bonus Plan, incorporated herein by reference to Exhibit 10.23 to Mannatech's
           Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.17      Form of Employment Agreement to be entered into between Mannatech and each of Mr. Patrick D. Cobb,
           Mr. Anthony E. Canale, Mr. Bill H. McAnalley and Ms. Deanne Varner, incorporated herein by reference to Exhibit 10.30 to Mannatech's Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the
           Commission on October 28, 1998.

10.18      Employment Agreement dated November 1, 1999, entered into between Mannatech and Mr. Terry L.
           Persinger, incorporated herein by reference to Exhibit 10.7 to Mannatech's Form 10-K (File No. 000-
           24657) filed with the Commission on March 30, 2000.

10.19*     First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated
           January 1, 2002.

10.20      Form of Employment Agreement entered into between Mannatech and Mr. Robert M. Henry, incorporated by reference to Exhibit 10.24 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2000.

10.21*     First Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry, dated
           April 1, 2000.

10.22*     Second Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry dated
           January 1, 2002.

10.23      Employment Agreement dated September 21, 2000, entered into between Mannatech and Mr. Charles E.
           Fioretti, incorporated herein by reference to Exhibit 10.23 to Mannatach's Form 10-K (File No. 000-24657)
           filed with the Commission on April 1, 2001.

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

10.29      Separation Agreement and Full and Final Release dated June 4, 2001 between Mannatech and Mr. Charles
           E. Fioretti, incorporated herein by reference to Exhibit 99.1 to Mannatech's Form 8-K (File No. 000-24657)
           filed with the Commission on June 11, 2001.

10.30      Release Agreement dated September 24, 2001 between Mannatech and Mr. Charles E. Fioretti, incorporated herein by reference to Exhibit 10.2 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.31      Separation Agreement dated February 28, 2001 with Mr. Anthony E. Canale, incorporated herein by reference to Exhibit 10.29 to Mannatech's Form 10-K (File No. 000-24657) filed with the Commission on April 1, 2001.

10.32      Separation Agreement dated may 2, 2001 between Mannatech and Ms. Deanne Varner, incorporated herein by reference to Exhibit 10.5 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2001.

10.33      Separation Agreement and General Release dated June 26, 2001 between Mannatech and Mr. Patrick D.
           Cobb, incorporated herein by reference to Exhibit 99.1 to Mannatech's Form 8-K (File No. 000-24657)
           filed with the Commission on June 26, 2001.

10.34      Purchase Agreement dated September 28, 2001, by and between Mannatech, Incorporated and Mr. Ray
           Robbins, incorporated by reference to Exhibit 10.5 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.35      Agreement dated September 28, 2001 between Mannatech and Mr. Marlin Ray Robbins, incorporated herein by reference to Exhibit 10.5 to Mannatech's Form 10-Q (File No. 000-24657) filed with the
           Commission on November 14, 2001.

10.36*     Agreement and Final Release dated February 1, 2002 between Mannatech and Mr. Marlin Ray Robbins.

10.37      Royalty Agreement dated September 10, 2001 between Mannatech and Jett, incorporated herein by reference to Exhibit 10.4 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on
           November 14, 2001.

10.38      Employment Agreement dated October 1, 2001 between Mannatech and Ms. Bettina S. Simon, incorporated herein by reference to Exhibit 10.3 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.39      Consulting Agreement dated October 1, 2001 between Mannatech and Mr. J. Stanley Fredrick, incorporated herein by reference to Exhibit 10.1 to Mannatech's Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.
21*        List of Subsidiaries
23*        Consent of PricewaterhouseCoopers LLP

* Filed herewith.