Form 10-Q
period 2002-03-31
MANNATECH INC
filed 2002-05-15
CIK 1056358

                                      2002
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2002.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___.
                                               ---
     As of May 14, 2002, the number of shares outstanding of the registrant's sole class of common stock, par value $0.0001 per share was 25,134,840.

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
Part I - FINANCIAL INFORMATION

    Item 1.  Financial Statements..........................................................................     1
        Consolidated Balance Sheets........................................................................     1
        Consolidated Statements of Operations..............................................................     2
        Consolidated Statements of Cash Flows..............................................................     3
        Notes to Consolidated Financial Statements.........................................................     4

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........     7
        Overview...........................................................................................     7
        Results of Operations..............................................................................    10
        Three months ended March 31, 2002 compared with the three months ended
            March 31, 2001.................................................................................    10
        Liquidity and Capital Resources....................................................................    12
        Recent Financial Accounting Standards Board Statements.............................................    14
        Outlook............................................................................................    15
        Forward-looking Statements.........................................................................    15

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................     16

Part II - OTHER INFORMATION

    Item 1.  Legal Proceedings............................................................................     17
    Item 2.  Changes in Securities and Use of Proceeds ...................................................     17
    Item 3.  Defaults Upon Senior Securities..............................................................     17
    Item 4.  Submission of Matters to a Vote of Security Holders..........................................     17
    Item 5.  Other Information............................................................................     17
    Item 6.  Exhibits and Reports on Form 8-K.............................................................     17
    Signatures............................................................................................     18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MANNATECH, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                            December 31,   March 31,
                                                                                                2001         2002
                                                                                                ----         ----
                                                                                                          (Unaudited)
                                           ASSETS

Cash and cash equivalents .................................................................   $  9,926      $ 12,734
Accounts receivable .......................................................................        613         1,546
Current portion of notes receivable-shareholders ..........................................        119           174
Inventories ...............................................................................      8,386         5,937
Prepaid expenses and other current assets .................................................      1,064         1,180
Deferred tax assets .......................................................................      1,535         1,536
                                                                                              --------      --------
        Total current assets ..............................................................     21,643        23,107
Property and equipment, net ...............................................................     10,448         9,745
Notes receivable-shareholders, excluding current portion ..................................        334           229
Restricted cash ...........................................................................         --           300
Other assets ..............................................................................        718           671
                                                                                              --------      --------
        Total assets ......................................................................   $ 33,143      $ 34,052
                                                                                              ========      ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of capital leases and notes payable .......................................   $    315      $    301
Accounts payable ..........................................................................        509           425
Accrued expenses ..........................................................................     13,165        14,065
Current portion of accrued severance ......................................................      1,732         1,621
                                                                                              --------      --------
        Total current liabilities .........................................................     15,721        16,412
Capital leases and notes payable, excluding current portion ...............................         --            15
Accrued severance, excluding current portion ..............................................        950           625
Deferred tax liabilities ..................................................................        380           382
                                                                                              --------      --------
        Total liabilities .................................................................     17,051        17,434
                                                                                              --------      --------
Commitments and contingencies (Note 4) ....................................................         --            --

Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and
    outstanding ...........................................................................         --            --
Common stock, $0.0001 par value, 99,000,000 shares authorized, 25,162,541 shares issued
    and 25,134,840 outstanding in 2001 and 2002 ...........................................          3             3
Additional paid-in capital ................................................................     18,204        18,191
Accumulated deficit .......................................................................     (1,407)         (811)
Accumulated other comprehensive loss--foreign currency translation adjustment .............       (608)         (665)
                                                                                              --------      --------
                                                                                                16,192        16,718
Less treasury stock, at cost, 27,701 shares in 2001 and 2002 ..............................       (100)         (100)
                                                                                              --------      --------
        Total shareholders' equity ........................................................     16,092        16,618
                                                                                              --------      --------
        Total liabilities and shareholders' equity ........................................   $ 33,143      $ 34,052
                                                                                              ========      ========

          See accompanying notes to consolidated financial statements.

                             MANNATECH, INCORPORATED
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                  (in thousands, except per share information)

                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                           2001          2002
                                                         --------      --------

Net Sales ..........................................     $ 34,195      $ 32,926
                                                         --------      --------

Cost of Sales ......................................        5,726         5,903
Commissions ........................................       13,805        13,821
                                                         --------      --------
                                                           19,531        19,724
                                                         --------      --------
     Gross profit ..................................       14,664        13,202
                                                         --------      --------

Operating Expenses:
     Selling and administrative expenses ...........        9,034         7,502
     Other operating costs .........................        6,124         4,536
                                                         --------      --------
         Total operating expenses ..................       15,158        12,038
                                                         --------      --------

Income (loss) from operations ......................         (494)        1,164

Interest income ....................................           97            74
Interest expense ...................................           (9)           (6)
Other expense, net .................................         (115)          (17)
                                                         --------      --------
Income (loss) before income taxes ..................         (521)        1,215
Income tax (expense) benefit .......................          212          (619)
                                                         --------      --------

Net income (loss) ..................................     $   (309)     $    596
                                                         ========      ========

Earnings (loss) per common share:

     Basic .........................................     $  (0.01)     $   0.02
                                                         ========      ========
     Diluted .......................................     $  (0.01)     $   0.02
                                                         ========      ========

Weighted-average common shares outstanding:

     Basic .........................................       24,799        25,135
                                                         ========      ========
     Diluted .......................................       24,799        25,269
                                                         ========      ========

          See accompanying notes to consolidated financial statements.

                             MANNATECH, INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                 (in thousands)

                                                                                              2001        2002
                                                                                            --------    --------
Cash flows from operating activities:
Net income (loss) .......................................................................   $   (309)   $    596
Adjustments to reconcile  net income (loss) to net cash provided by (used in)
operating activities:
  Depreciation and amortization .........................................................        991         994
  (Gain) loss on disposal of assets .....................................................        (12)         21
  Accounting charge related to stock options granted ....................................         --         (13)
  Deferred income taxes .................................................................         --           1
Changes in operating assets and liabilities:
    Accounts receivable .................................................................         72        (935)
    Inventories .........................................................................       (118)      2,445
    Prepaid expenses and other current assets ...........................................         21        (117)
    Other assets ........................................................................         69          44
    Accounts payable ....................................................................     (1,169)        (82)
    Accrued expenses ....................................................................         55         903
    Accrued severance ...................................................................         --        (436)
                                                                                            --------    --------
        Net cash provided by (used in) operating activities .............................       (400)      3,421
                                                                                            --------    --------

Cash flows from investing activities:
  Acquisition of property and equipment .................................................        (73)       (288)
  Cash proceeds from sale of property and equipment .....................................          2          --
  Repayments by shareholders/related parties ............................................        143          50
  Increase in restricted cash ...........................................................         --        (300)
  Maturities of investments .............................................................          1          --
                                                                                            --------    --------
        Net cash provided by (used in) investing activities .............................         73        (538)
                                                                                            --------    --------

Cash flows from financing activities:

  Book overdrafts .......................................................................     (1,352)         --
  Repayment of capital lease obligations ................................................       (146)        (14)
  Purchase of common stock from shareholder .............................................        (83)         --
  Repayment of notes payable ............................................................        (16)        (18)
                                                                                            --------    --------
        Net cash used in financing activities ...........................................     (1,597)        (32)
                                                                                            --------    --------

Effect of exchange rate changes on cash and cash equivalents ............................         (6)        (43)
                                                                                            --------    --------

Net increase (decrease) in cash and cash equivalents ....................................     (1,930)      2,808
Cash and cash equivalents:
  Beginning of the period ...............................................................      5,736       9,926
                                                                                            --------    --------
  End of the period .....................................................................   $  3,806    $ 12,734
                                                                                            ========    ========

Supplemental disclosure of cash flow information:
  Interest paid .........................................................................   $      9    $      6
                                                                                            ========    ========
  Taxes paid ............................................................................   $     --    $  1,200
                                                                                            ========    ========

Summary of non-cash investing and financing activities follows:
  Assets acquired through  notes payable and a capital lease ............................   $    187    $     33
                                                                                            ========    ========
  Treasury shares received for the payment of a note receivable due from a shareholder...   $    167    $     --
                                                                                            ========    ========

     See accompanying notes to consolidated financial statements.

                             MANNATECH, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Mannatech, Incorporated (the "Company") was incorporated in the State of Texas on November 4, 1993, as Emprise International, Inc. Effective October 25, 1995, the Company changed its name to Mannatech, Incorporated. The Company, located in Coppell, Texas, develops and sells high-quality, proprietary nutritional supplements, topical products and weight-management products primarily through a network marketing system operating in the United States, Canada, Australia, the United Kingdom and Japan. Independent associates ("associates") purchase the Company's products at wholesale prices for the primary purpose of selling to retail consumers or for personal consumption, while independent members ("members") purchase products at a discount from retail prices. Associates are eligible to earn commissions on their downline growth and sales volume. The Company has nine wholly-owned subsidiaries located throughout the world. The wholly-owned subsidiaries are as follows:

  Wholly-owned subsidiary name             Date incorporated    Location of subsidiary    Date operations began
  ----------------------------             -----------------    ----------------------    ---------------------
Mannatech Australia Pty Limited            April 22, 1998       St. Leonards, Australia   October 1, 1998
Mannatech Limited                          December 1, 1998     Republic of Ireland       No operations
Mannatech Ltd.                             November 18, 1998    Aldermaston, Berkshire    November 15, 1999
                                                                U.K.
Mannatech Payment Services Incorporated    April 11, 2000       Coppell, Texas            June 26, 2000
Mannatech Foreign Sales Corporation*       May 1, 1999          Barbados                  May 1, 1999
Internet Health Group, Inc. *              May 7, 1999          Coppell, Texas            December 20, 1999
Mannatech Japan, Inc.                      January 21, 2000     Tokyo, Japan              June 26, 2000
Mannatech Limited                          February 14, 2000    New Zealand               No operations
Mannatech Products Company, Inc.           April 17, 2001       Coppell, Texas            No operations

     -------------------------------------------
     *Subsidiaries ceased operations on December 29, 2000.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of, and for, the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the Company's consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

        The Company's revenues consist of sales from products sold, starter and renewal packs sold and shipping fees charged. Substantially all product sales are sold to associates at published wholesale prices and are sold to members at a discount from retail prices. The Company also records a product return reserve related to refunds in net sales. The Company records the product return reserve based on historical experience in net sales.

        The Company defers all of its revenues until the associate or member receives the shipment. The Company also defers a portion of the revenue received from the sale of the starter and renewal packs when the revenue exceeds the excess of the total average wholesale value of all of the individual items included in such packs and amortizes such deferrals over a twelve-month period. Some of the higher dollar packs also contain an event admission pass, which allows an associate free admission to a corporate sponsored event. Revenues from these packs are allocated between products and event admission based on the proportionate average fair value of products and the allocated event admission. The allocated event admission revenue contained in these pack sales are also amortized over a twelve month period. Total deferred revenue was $433,000 and $704,000 at December 31, 2001 and March 31, 2002, respectively.

Shipping and Handling Costs

        The Company records freight and shipping revenues collected from associates and members as revenue. The Company records in-bound freight and shipping costs as a part of cost of sales and records shipping and handling costs associated with shipping products to its associates and members as selling and administrative expenses in the accompanying consolidated financial statements. Total shipping and handling costs included in selling and administrative expense were approximately $1.6 million and $1.4 million for the three months ended March 31, 2001 and 2002, respectively.

Earnings Per Share

        The Company calculates earnings (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings (loss) per share ("EPS") on the face of the Consolidated Statement of Operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. At March 31, 2001, all of the 3,228,685 common stock options and 213,333 warrants were excluded from the diluted EPS calculation and at March 31, 2002, 2,898,833 of the common stock options and 100,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive.

        The following data shows the amounts used in computing earnings (loss) per share and their effect on the weighted-average number of common shares of dilutive common share equivalents for the three months ended March 31, 2001 and 2002. The amounts are rounded to the nearest thousand except for per share amounts.

                                                       2001                                      2002
                                      --------------------------------------    -------------------------------------
                                          Loss         Shares      Per Share       Income        Shares     Per Share
                                      (Numerator)  (Denominator)     Amount     (Numerator)  (Denominator)    Amount
                                      -----------  -------------   ---------    -----------  -------------  ---------
Basic EPS:
Net income (loss) available to
 common shareholders                     ($309)        24,799       ($0.01)         $596         25,135        $0.02
Effect of dilutive securities:
 Stock options                               -              -            -             -            121            -
 Warrants                                    -              -            -             -             13            -
                                         -----         ------       ------          ----         ------        -----
Diluted EPS:
Net income (loss) available to
 common shareholders plus
 assumed conversions                     ($309)        24,799       ($0.01)         $596         25,269        $0.02
                                         =====         ======       ======          ====         ======        =====

NOTE 2    INVENTORIES

        At December 31, 2001 and March 31, 2002 inventory, rounded to the nearest thousands, consisted of the following:

                                                          2001         2002
                                                          ----         ----
           Raw materials............................    $ 4,311      $ 2,380
           Finished goods...........................      4,075        3,557
                                                        -------      -------
                                                        $ 8,386      $ 5,937
                                                        =======      =======

NOTE 3    COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) for the three months ended March 31, 2001 and 2002 is as follows (in thousands):

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                    2001           2002
                                                                    ----           ----
               Net income (loss)..............................     ($309)          $596
               Foreign currency translation adjustment........      (234)           (57)
                                                                   -----           ----
               Comprehensive income (loss)....................     ($543)          $539
                                                                   =====           ====

NOTE 4    COMMITMENTS AND CONTINGENCIES

        In September 2001, the Company amended its agreement with a high-level associate and shareholder to promote the Company and develop downline growth in Japan. The amendment further clarified that the Company would pay this associate a royalty of $5.00 for each specific promotional item sold by the Company, up to a maximum of $1.6 million. The Company began paying royalties associated with this agreement in May 2002.

        In January 2002, the Company began leasing approximately $250,000 of computer hardware under a noncancelable master lease. The master lease contains four separate three-year operating leases that expire at various times through May 2005. In April 2002, the master lease was increased to $300,000. The master lease requires the Company to restrict cash equal to 125% of the borrowed line as collateral. At March 31, 2002, the Company restricted $300,000 of its cash for use as collateral related to this master lease.

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

        In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" and in October 2001, issued No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

        In September 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," which addresses the statement of operations characterization of stock option awards, royalties, and other cash consideration the Company pays to its associates. The provisions of EITF 01-09 is effective for fiscal years beginning after December 15, 2001.

        The adoption of the above pronouncements as of January 1, 2002, had no significant effect on its consolidated financial positions, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in the understanding of Mannatech's financial position and its results of operations for the three months ended March 31, 2002 compared to the same period in 2001. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Overview

        Mannatech develops innovative, high-quality, proprietary nutritional supplements, topical products and weight-management products that are sold through a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom and Japan. Mannatech plans to begin distribution of its products, for personal consumption, into New Zealand in the summer of 2002. The distribution of products into New Zealand will be serviced through Mannatech's Australian subsidiary. Currently, Mannatech operates as a single segment and primarily sells its products through a network of approximately 187,000 active associates and members as compared to 237,000 active associates a year ago. Mannatech defines an "active associate" as an associate or member who has purchased Mannatech products within the last twelve months.

        Mannatech's net sales consist of sales from products sold, starter and renewal packs sold and shipping fees. Substantially all product sales are made to associates at published wholesale prices and are sold to members at a discount from suggested retail pricing. Starter and renewal packs consist of various combinations of products and promotional materials. Mannatech tries to offer a comparable associate starter pack in each country in which it does business; however, because each country has different regulatory guidelines that must be followed, not all of Mannatech's packs are offered in all countries. Mannatech defers the recognition of revenue for product sales until its associates or members receive the products. During March 2001, Mannatech increased the sale prices of certain of its products and shipping fees. In the future, Mannatech believes its international operations may account for an increasing percentage of consolidated net sales. The net sales by country as a percentage of consolidated net sales are as follows:

                                           United                             United
         Three months ended March 31,      States     Canada    Australia    Kingdom     Japan      Total
         ---------------------------       ------     ------    ---------    -------     -----      -----
         2002.......................        77.5%      12.8%       3.6%         0.9%      5.2%      100.0%
         2001.......................        78.4%      13.7%       3.3%         0.9%      3.7%      100.0%

        For the three months ended March 31, 2002, net product and pack sales increased in Australia and Japan. Mannatech believes this increase is in response to leadership changes in its Australia and Japan operations and hiring a new President of International Operations in December 2001. For its domestic operations, net product sales decreased, but pack sales increased. Mannatech believes its pack sales help indicate future product sales. Mannatech believes the current decrease in net product sales of its domestic operation is due to the following:

        .   a decrease in active associates;

        .   uncertain general economic conditions; and

        . the change in the timing of its international annual corporate-sponsored sales event, called Mannafest, which is used as a recruiting tool by many of its associates. This event was held in March 2001 and shifted to April 2002.

        In June 2002, Mannatech plans to discontinue its MVP(TM) product, which contains ephedrine. Net sales for MVP(TM) for the three months ended March 31, 2002 and 2001 were $269,000 and $377,000, respectively. In 2002, to help stimulate net sales, Mannatech also plans to improve several of its core products. Since March 2001, Mannatech introduced two new products and reformulated some of its weight-management products. The new products include the following:

        . Glycentials(TM) Vitamin, Ambroglycin(TM) Mineral and Antioxidant Formula, introduced in August 2001, a dietary supplement that helps provide a balanced food matrix of vitamins, chelated minerals, trace minerals, antioxidant co-factors and Ambrotose(R) complex;

        . CardioBALANCE(TM) Heart Care Formula, introduced in October 2001, a dietary supplement that helps provide a wide range of specific nutritional benefits designed to aid in keeping an already healthy cardiovascular system strong and well; and

        . GlycoLEAN(R) Body System, reformulated and introduced in January 2002 that includes a full spectrum of various weight management products, new and updated comprehensive information, charts, better tasting meal replacement drinks and a reformulated GlycoLEAN(R) Accelerator2(TM), which includes a new ephedrine-free ingredient.

        Costs of sales primarily consist of cost of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech's associates and write-downs of inventory. As the mix of products, packs and promotional material shifts, costs of sales and gross profit may fluctuate due to the different margins on each product sold.

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

        In late 2001, Mannatech outlined its overall plans to change its global associate incentive plan to eliminate a commission that is paid only in the United States and Canada that rewards associates for building their network and increases the payouts of all other existing commissions paid in order to concentrate commission payments on product sales and network development. Generally, commissions and incentives are paid to associates based on the following:

        .   associates' placement and position within the incentive plan;

        .   volume of their direct and indirect commissionable sales;

        .   number of newly-enrolled associates; and

        . achievement of certain levels to qualify for the various incentive programs.

        Operating expenses consist primarily of selling and administrative expenses and other operating costs. Selling and administrative expenses are a combination of both fixed and variable expenses and include compensation, shipping and freight and marketing-related expenses such as hosting Mannatech's national corporate-sponsored events. Other operating costs include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing expenses and miscellaneous operating expenses.

        Income taxes include both domestic and foreign taxes. In 2001 and 2002, Mannatech's United States federal statutory tax rate was 34%. Mannatech pays taxes in Australia at a statutory tax rate of approximately 36% and in the United Kingdom at a statutory tax rate of approximately 30%. Mannatech expects to pay taxes in Japan at a statutory tax rate ranging between 42% and 48%; however, since its inception, Mannatech has only reported net operating losses in Japan. Mannatech also pays taxes in various state jurisdictions at an approximate average effective tax rate of 3%. Due to its international operations, a portion of Mannatech's income is subject to taxation in the countries in which it operates; however, it may receive foreign tax credits that would reduce the amount of United States taxes owed. Mannatech may not be able to use all of such foreign tax credits in the United States. Mannatech may also incur net operating losses that may not be fully realizable. Mannatech records a valuation allowance for any expected net operating losses, which it may not be able to realize in the future.

Results of Operations

        The following table summarizes Mannatech's operating results as a percentage of net sales for each of the periods indicated.

                                                                       Three months ended
                                                                             March 31,
                                                                       ------------------
                                                                        2001         2002
                                                                        ----         ----
               Net sales ........................................      100.0%       100.0%
               Cost of sales ....................................       16.8         17.9
               Commissions ......................................       40.4         42.0
                                                                      ------       ------
                      Gross profit ..............................       42.8         40.1
               Operating expenses:
                    Selling and administrative expenses .........       26.4         22.8
                    Other operating costs .......................       17.9         13.7
                                                                      ------       ------
                      Income (loss) from operations .............       (1.5)         3.6
               Interest income ..................................        0.3          0.2
               Interest expense .................................       (0.0)         0.0
               Other expense, net ...............................       (0.3)        (0.1)
                                                                      ------       ------
                      Income (loss) before income taxes .........       (1.5)         3.7
               Income tax (expense) benefit .....................        0.6         (1.9)
                                                                      ------       ------
                      Net income (loss) .........................       (0.9)%        1.8%
                                                                      ======       ======
               Number of starter packs sold .....................     16,582       18,653
               Number of renewal packs sold .....................     13,986       11,971
                                                                      ------       ------
               Total number of packs sold .......................     30,568       30,624
                                                                      ======       ======
               Total associates canceling associate status ......      1,217        1,158
                                                                      ======       ======

Three months ended March 31, 2002 compared with the three months ended March 31, 2001

        Net sales. Net sales decreased (3.8%) to $32.9 million for the three months ended March 31, 2002 from $34.2 million for the comparable period in 2001. Net sales consist of both product sales and pack sales. The decrease in net sales consisted of the following:

        .   the change in timing of Mannafest from March 2001 to April 2002;

        . a ($2.3) million decrease in product sales, which primarily related to an overall decrease of active associates by (21.1%) as compared to the comparable period in 2001. This decrease was partially offset by the introduction of Mannatech's new products: Glycentials(TM) Vitamin, Ambroglycin(TM) Mineral and Antioxidant Formula and CardioBALANCE(TM); and

        . a $1.0 million increase in pack sales, which primarily related to the completion of a successful travel incentive for its associates to win a cruise. Mannatech will continue to offer periodic travel incentives in the future. Mannatech believes that its pack sales help predict the expected change in active associates and are a leading indicator of future product sales.

        Cost of sales. Cost of sales increased 3.5% to $5.9 million for the three months ended March 31, 2002 from $5.7 million for the comparable period in 2001. As a percentage of net sales, cost of sales increased to 17.9% for the three months ended March 31, 2002 from 16.8% for the comparable period in 2001. The percentage increase in cost of sales as a percentage of net sales was primarily due to the following:

        .   a higher raw material ingredient costs;

        . the introduction of the free product with the enrollment of an automatic order; and

            .  the change in the mix of finished goods sold.

        Commissions. Commissions remained at $13.8 million for the three months ended March 31, 2002 and for the comparable period in 2001. As a percentage of net sales, commissions increased to 42.0% for the three months ended March 31, 2002 from 40.4% for the comparable period in 2001. The increase was the result of introducing new incentive programs for its associates.

        Gross profit. Gross profit decreased (10.2%) to $13.2 million for the three months ended March 31, 2002 from $14.7 million for the comparable period in 2001. As a percentage of net sales, gross profit decreased to 40.1% for the three months ended March 31, 2002 from 42.8% for the comparable period in 2001. These changes were primarily attributable to the change in mix of sales and the increase in commissions as a result of introducing additional incentive programs for its associates.

        Selling and administrative expenses. Selling and administrative expenses decreased (16.7%) to $7.5 million for the three months ended March 31, 2002 from $9.0 million for the comparable period in 2001. As a percentage of net sales, selling and administrative expenses decreased to 22.8% for the three months ended March 31, 2002 from 26.4% for the comparable period in 2001. The decrease was primarily due to the following:

        . a ($250,000) decrease in compensation, including wages and payroll benefits related to the termination of various highly-paid executives during 2001, partially offset by the increase in compensation related to the replacement of some of these executives and establishing in-house order processing and customer service centers in each of its foreign operations, except for Canada;

        . a $119,000 increase in contract labor related to the increase in the number of programmers needed for the expected on-going maintenance to the global incentive plan;

        . a ($224,000) decrease in freight costs related to the decrease in net sales;

        . a ($1.1) million decrease in expenses related to the timing of Mannafest; and

        . the remaining decrease related to a decrease in various marketing expenses.

        Other operating costs. Other operating costs decreased (26.2%) to $4.5 million for the three months ended March 31, 2002 from $6.1 million for the comparable period in 2001. As a percentage of net sales, other operating costs decreased to 13.7% for the three months ended March 31, 2002 from 17.9% for the comparable period in 2001. The dollar decrease was primarily due to the following:

        . a ($799,000) decrease related to canceling various contracts with third-party contractors to provide its international operations with order processing and customer service;

        . a ($318,000) decrease in travel expenses primarily related to minimizing travel to its international operations;

        . a ($396,000) decrease in accounting, legal and consulting services, which are no longer needed for international operations and the cancellation of various consulting contracts related to its international operations; and

        . the remaining decrease related to the decrease in various operating expenses.

        Interest income. Interest income decreased (23.7%) to $74,000 for the three months ended March 31, 2002 from $97,000 for the comparable period in 2001. As a percentage of net sales, interest income decreased to 0.2% for the three months ended March 31, 2002 from 0.3% for the comparable period in 2001. The decrease was primarily due to the decrease in interest rates.

        Interest expense. Interest expense decreased (33.3%) to $6,000 for the three months ended March 31, 2002 from $9,000 for the comparable period in 2001. As a percentage of net sales, interest expense remained at 0.0% for the three months ended March 31, 2002 and for the comparable period in 2001. The dollar decrease was primarily due to the repayment of existing capital leases and notes payable, partially offset by refinancing the renewal of its annual insurance premiums for 2002.

        Other income (expense), net. Other income (expense), net consists primarily of foreign currency translation adjustments related to Mannatech's foreign operations. Other income (expense), net decreased (85.2%) to $17,000 for the three months ended March 31, 2002 from $115,000 for the comparable period in 2001. As a percentage of net sales, other income (expense), net decreased to 0.1% for the three months ended March 31, 2002 from 0.3% for the comparable period in 2001. The decrease was the result of fluctuations in the currency exchange rates.

        Income tax (expense) benefit. Income tax (expense) benefit increased to $619,000 for the three months ended March 31, 2002 from ($212,000) for the comparable period in 2001. Mannatech's effective tax rate increased to 50.9% for the three months ended March 31, 2002 from 40.6% for the comparable period in 2001. Mannatech's effective tax rate increased primarily as a result of increasing the valuation allowance for the net operating losses from its Japan subsidiary.

        Net income (loss). Net income (loss) increased to $596,000 for the three months ended March 31, 2002 from ($309,000) for the comparable period in 2001. As a percentage of net sales, net income (loss) increased to 1.8% for the three months ended March 31, 2002 from (0.9%) for the comparable period in 2001. Mannatech reported diluted earnings per share of $0.02 for the three-months ended March 31, 2002 as compared to a loss per share of ($0.01) for the comparable period in 2001. The dollar increase was primarily the result of reducing certain fixed operating expenses, partially offset by the decrease in gross profit related to the decrease in product sales and the introduction of additional incentives for Mannatech's associates.

Liquidity and Capital Resources

        Historically, Mannatech has funded its business objectives, working capital and operations primarily through its cash flows from operations.

        Working capital. Mannatech's working capital increased from $5.9 million at December 31, 2001 to $6.7 million as of March 31, 2002. In 2001, Mannatech funded $1.8 million in severance payments to various former executives and concentrated on reducing its inventories. In 2002, Mannatech increased cash on hand by curtailing certain operating expenses, which was partially offset by funding the various severance payments to its former executives as set forth in their separation agreements. Mannatech believes it can continue to fund its business objectives, working capital and operations primarily through its cash flows from operations.

        Mannatech's cash flow are as follows:

                                                    For the three months ended March 31,
                                                    ------------------------------------

        Provided by (used in):                            2002                2001
        -----------------------                           ----                ----
        Operating activities...................       $3.4 million            ($400,000)
        Investing activities...................         ($538,000)             $ 73,000
        Financing activities...................         ($ 32,000)        ($1.6 million)

        Operating activities. For the three months ended March 31, 2001, operating activities consisted of a decrease in cash, primarily due to a $1.1 million decrease in accounts payable and accrued expenses offset by $700,000 from earnings before depreciation and amortization. For the three months ended March 31, 2002, operating activities consisted of an increase in cash, primarily due to $1.6 million from earnings before depreciation and amortization and an increase of $1.8 million from the net change in working capital. The net change in working capital was primarily the result of a $2.4 million decrease in inventory.

        Investing activities. For the three months ended March 31, 2001, investing activities consisted of the $143,000 repayment of notes receivable due from certain shareholders/affiliates, partially offset by capital asset purchases of ($73,000) related to computer hardware and software. For the three months ended March 31, 2002, investing activities consisted of ($288,000) in capital asset additions related to computer hardware and software and restricting ($300,000) in cash as collateral related to the master operating lease. The decrease in the repayment of notes receivable due from shareholders was the result of Mr. Gary Watson and Mr. William C. Fioretti, former officers and shareholders not paying their payments related to their notes receivable, including interest, of approximately $67,000. As of May 8, 2002, the remaining balance owed to Mannatech by these two shareholders was $164,680.

        Financing activities. For the three months ended March 31, 2001, financing activities consisted of the repayment of book overdrafts of ($1.4) million, repayment of capital leases and notes payable of ($162,000) and the repayment of a note receivable related to Mr. Charles E. Fioretti of ($83,333) as set forth in the repurchase agreement with Mr. Fioretti, which was terminated in September 2001. For the three months ended March 31, 2002, financing activities consisted of the repayment of capital leases and notes payable.

        Mannatech believes that its existing liquidity and cash flows from operations, including current cash on hand of $12.7 million, capital resources and finance company's borrowings, including an operating lease line-of-credit totaling $300,000, together with the continued suspension of dividend payments to shareholders, should be adequate to fund its business operations and commitments for the next twelve months. However, if existing capital resources or cash flows become insufficient to meet Mannatech's business plans and existing capital requirements, Mannatech would be required to raise additional funds, which it cannot assure will be available on favorable terms, if at all. Mannatech's existing commitments and obligations include the following:

        . funding payments totaling $2.2 million related to the resignations of former executives in 2001. Under the terms of the various separation agreements, Mannatech is required to pay the remaining aggregate amount of $2.2 million, of which $1.6 million will be paid over the next twelve months.

        . funding the remaining payments of its annual insurance premiums, totaling approximately $300,000, which were financed with a finance company and are due in monthly installments through July 2002.

        . funding various marketing promotional incentives estimated at $2.7 million.

        . a purchase commitment with its supplier of Manapol(R), one of the key ingredients used in Mannatech's proprietary compound--Ambrotose(R) complex. The purchase commitment requires Mannatech to purchase $3.7 million in 2002 and $2.5 million in 2003 of Manapol(R).

        The approximate future maturities of notes payable, capital leases, severance payments to executives, purchase commitment and minimum rental commitments related to various non-cancelable operating leases are as follows (in thousands):

                                                                 For the nine months
                                                                  ended December 31,          For the year ended December 31,
                                                                  ------------------  ----------------------------------------------
                                                                         2002           2003     2004     2005     2006   Thereafter
                                                                         ----           ----     ----     ----     ----   ----------
Notes payable and financing ...................................         $  272         $   --   $   --   $   --   $  --      $  --
Capital leases ................................................             29              8        7       --      --         --
Severance payments to former executives .......................          1,621            475      150       --      --         --
Purchase commitment ...........................................          2,755          2,450       --       --      --         --
Minimum rental commitment related to noncancellable
  operating leases ............................................          1,362          1,021      808      745     738        303
                                                                        ------         ------   ------   ------   -----      -----
                                                                        $6,039         $3,954   $  965   $  745   $ 738      $ 303
                                                                        ======         ======   ======   ======   =====      =====

        Mannatech has no present commitments or agreements with respect to any acquisitions or purchases of any manufacturing facilities. Mannatech believes any unanticipated future changes in its operations could consume available capital resources faster than anticipated. Mannatech also believes that its existing capital requirements depend on its ability to refine and introduce high-quality products, to attract new associates and to retain and expand its current associates and members.

        During 2001, Mannatech entered into various financing agreements to finance insurance premiums totaling $0.8 million. The notes required a 25% down payment, accrue interest at 9.15% and are due in eight monthly payments through July 2002. In January 2002, Mannatech entered into a three-year capital lease to lease warehouse equipment of $32,500.

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

        In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" and in October 2001, issued No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

        In September 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," which addresses the statement of operations characterization of stock option awards, royalties, and other cash consideration Mannatech pays its associates. The provisions of EITF 01-09 is effective for fiscal years beginning after December 15, 2001.

        The adoption of the above pronouncements as of January 1, 2002, had no significant effect on its consolidated financial positions, results of operations or cash flows.

Outlook

        Mannatech believes its outlook for the remainder of 2002 will be contingent upon the success of retaining and expanding its active associates and members, its ability to refine and introduce new high-quality products that will increase sales and effectively communicating the changes to its compensation plan. Mannatech believes its increase of $1.0 million in net pack sales for the three months ended March 31, 2002 as compared to the comparable period in 2001, is an indication of future product sales.

Forward-Looking Statements

        Certain disclosure and analysis included under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," "Other Information" and Notes to Consolidated Financial Statements and elsewhere in this report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 and are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance or other statements other than statements of historical fact are considered forward-looking statements and reflects the current view of Mannatech about future events and financial performance. These forward-looking statements are subject to certain events, risks and uncertainties that may be outside Mannatech's control. Some of these forward-looking statements include statements regarding:

        .   existing cash flows being adequate to fund future cash needs;

        . management's plans, objectives for its future operations and economic performance;

        .   the realization of deferred tax assets;

        .   the ability to maintain current levels of operating expenditures;

        . the impact of future market changes due to its exposure to foreign currency translations;

        . any significant impact on its financial positions, results of operations or cash flows by recent accounting pronouncements;

        .   the outcome of regulatory and litigation matters;

        .   the global statutory tax rates remaining unchanged;

        . the establishment of certain policies, procedures and internal processes to combat exposure to market risk; and

        . the assumptions described in this report underlying such forward-looking statements.

        Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

        .   those described in the context of such forward-looking statements;

        .   future product development and manufacturing costs;

        .   the impact of any changes to Mannatech's global incentive plans;

        . the retention and expansion of Mannatech's associate and member base;

        . its pack sales being a leading indicator of product sales for the next twelve months;

        . timely development and acceptance of new products or refinements of existing products;

        .   the markets for Mannatech's domestic and international operations;

        .   the impact of new competition and competitive products and pricing;

        . the political, social and economic climate in which Mannatech conducts its operations; and

        . the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

        In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential," "projects." "in the future" or "continue" or the negative of such terms and other comparable terminology. Readers are cautioned when considering these forward-looking statements to keep in mind these risks and uncertainties and any other cautionary statements in this report as all of the forward-looking statements contained herein speak only as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Mannatech does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges or for purposes "other than trading," instruments that are likely to expose it to certain types of market risk, including interest rate, commodity price or equity price risk. Although Mannatech has investments, there has not been any material change in its exposure to interest rate risk. Mannatech has not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps.

        Mannatech is exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect Mannatech's financial results. Changes in exchange rates may positively or negatively affect its financial results, as expressed in United States dollars. When the United States dollar increases against currencies in which products are sold or there is a weakening exchange rate against currencies in which Mannatech incurs costs, net sales or costs may be adversely affected.

        Mannatech has established policies, procedures and internal processes, which it believes will help monitor any significant market risks. Currently, Mannatech does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech's assets, obligations and projected transactions denominated in foreign currency. Mannatech cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial position, results of operations or cash flows. However, Mannatech believes it closely monitors current fluctuations for exposure to such market risk. Currently, the foreign currencies in which Mannatech has exposure to foreign currency exchange rate risk include Canada, Australia, the United Kingdom and Japan. The high and low currency exchange rates to the United States dollar, for each of these countries, for the three-months ended March 31, 2002 are as follows:

                 Country/Currency                         High        Low
                 ----------------                       --------   --------
                 Canadian/Dollar....................    $0.63550   $0.61750
                 Australia/Dollar...................    $0.53550   $0.50490
                 United Kingdom/British Pound.......    $1.45690   $1.40380
                 Japan/Yen..........................    $0.00791   $0.00739

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material changes in, or additions to, the legal proceedings previously reported in Mannatech's Annual Report on Form 10-K as amended (File No. 000-24657) for 2001 as filed with the Securities and Exchange Commission on April 1, 2002.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On March 5, 2002, the Board of Directors nominated Mr. Samuel L. Caster as Chairman of the Board and Mr. Jules Zimmerman as Vice-Chairman of the Board. Mr. James M. Doyle Jr. and Dr. Steven A. Barker Ph.D., whose terms as directors expire on June 4, 2002, announced that they do not intend to stand for re-election to the Board, effective June 4, 2002.

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

         (b)   Reports on Form 8-K.

               None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MANNATECH, INCORPORATED



May 15, 2002                           /S/ ROBERT M. HENRY
                                       -----------------------------------------
                                              Robert M. Henry
                                            Chief Executive Officer and Director
                                            (principal executive officer)

May 15, 2002                           /S/ STEPHEN D. FENSTERMACHER
                                       -----------------------------------------
                                              Stephen D. Fenstermacher
                                       Senior Vice President and
                                        Chief Financial Officer
                                            (principal financial officer)

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