Form 10-Q
period 2002-06-30
MANNATECH INC
filed 2002-08-14
CIK 1056358

2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission File No. 000-24657

MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2508900
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

600 S. Royal Lane, Suite 200
Coppell, Texas
75019
(Address of Principal Executive Offices, including Zip Code)

Registrant’s Telephone Number, including Area Code     (972) 471-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐.

As of August 13, 2002, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share was 25,134,840.

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MANNATECH, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2001	June 30, 2002
ASSETS		(Unaudited)
Cash and cash equivalents	$9,926	$13,705
Accounts receivable	613	1,018
Current portion of notes receivable-shareholders, less allowance for doubtful accounts of $31 in 2002	119	143
Inventories	8,386	5,301
Prepaid expenses and other current assets.	1,064	805
Deferred tax assets	1,535	1,538

Total current assets	21,643	22,510
Property and equipment, net	10,448	9,181
Notes receivable-shareholders, excluding current portion	334	235
Restricted cash	—	345
Other assets	718	705

Total assets	$33,143	$32,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases and notes payable	$315	$139
Accounts payable	509	522
Accrued expenses	13,165	13,759
Current portion of accrued severance	1,732	859

Total current liabilities	15,721	15,279
Capital leases and notes payable, excluding current portion	—	13
Accrued severance, excluding current portion	950	300
Deferred tax liabilities	380	384

Total liabilities	17,051	15,976

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 25,162,541 shares issued and 25,134,840 outstanding in 2001 and 2002	3	3
Additional paid-in capital	18,204	18,200
Accumulated deficit	(1,407)	(584)
Accumulated other comprehensive loss—foreign currency translation adjustment	(608)	(519)

	16,192	17,100
Less treasury stock, at cost, 27,701 shares in 2001 and 2002	(100)	(100)

Total shareholders’ equity	16,092	17,000

Total liabilities and shareholders’ equity	$33,143	$32,976

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002
AND THE SIX MONTHS ENDED JUNE 30 2001 AND 2002
(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Net sales	$32,515	$35,395	$66,710	$68,320

Cost of sales	5,814	5,943	11,541	11,846
Commissions	12,488	15,468	26,293	29,288

	18,302	21,411	37,834	41,134

Gross profit	14,213	13,984	28,876	27,186

Operating expenses:
Selling and administrative expenses	7,571	8,428	16,604	15,930
Other operating costs	5,526	5,420	11,650	9,957
Severance expenses related to former executives	3,420	—	3,420	—

Total operating expenses	16,517	13,848	31,674	25,887

Income (loss) from operations	(2,304)	136	(2,798)	1,299

Interest income	59	71	156	145
Interest expense	(7)	(6)	(16)	(12)
Other income (expense), net	12	67	(102)	50

Income (loss) before income taxes	(2,240)	268	(2,760)	1,482
Income tax (expense) benefit	165	(40)	376	(659)

Net income (loss)	$(2,075)	$228	$(2,384)	$823

Earnings (loss) per common share:
Basic	$(0.08)	$0.01	$(0.10)	$0.03

Diluted	$(0.08)	$0.01	$(0.10)	$0.03

Weighted-average common shares outstanding:
Basic	24,619	25,135	24,740	25,135

Diluted	24,619	25,360	24,740	25,327

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(in thousands)

	2001	2002
Cash flows from operating activities:
Net income (loss)	$(2,384)	$823
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,935	2,031
Provision for doubtful accounts	—	31
Loss on disposal of assets	4	3
Accounting charge related to stock options and warrants granted	—	(4)
Deferred income taxes	(396)	1
Changes in operating assets and liabilities:
Accounts receivable	271	(380)
Inventories	762	3,125
Prepaid expenses and other current assets	55	268
Other assets	141	36
Accounts payable	(1,720)	4
Accrued expenses	1,460	531
Accrued severance	—	(1,523)

Net cash provided by operating activities	128	4,946

Cash flows from investing activities:
Acquisition of property and equipment	(493)	(677)
Cash proceeds from sale of property and equipment	2	—
Repayments by shareholders/related parties	137	44
Increase in restricted cash	—	(345)
Maturities of investments	1	—

Net cash used in investing activities	(353)	(978)

Cash flows from financing activities:
Book overdrafts	(961)	—
Repayment of capital lease obligations	(229)	(21)
Purchase of common stock from shareholder	(406)	—
Repayment of notes payable	(66)	(167)

Net cash used in financing activities	(1,662)	(188)

Effect of exchange rate changes on cash and cash equivalents	(109)	(1)

Net increase (decrease) in cash and cash equivalents	(1,996)	3,779
Cash and cash equivalents:
Beginning of the period	5,736	9,926

End of the period	$3,740	$13,705

Supplemental disclosure of cash flow information:
Interest paid	$16	$12

Taxes paid	$—	$1,695

Summary of non-cash investing and financing activities follows:
Assets acquired through notes payable and a capital lease	$187	$25

Treasury shares received for the payment of a note receivable due from a shareholder	$167	$—

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the State of Texas on November 4, 1993, as Emprise International, Inc. Effective October 25, 1995, the Company changed its name to Mannatech, Incorporated. The Company, located in Coppell, Texas, develops and sells high-quality, proprietary nutritional supplements, topical products and weight-management products primarily through a network marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan and New Zealand. Independent associates (“associates”) purchase the Company’s products at wholesale prices for the primary purpose of selling to retail consumers or for personal consumption, while independent members (“members”) purchase products at a discount from retail prices. Associates are eligible to earn commissions on their downline growth and sales volume. The Company has nine wholly-owned subsidiaries located throughout the world. The wholly-owned subsidiaries are as follows:

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began
Mannatech Australia Pty Limited	April 22, 1998	St. Leonards, Australia	October 1, 1998
Mannatech Limited	December 1, 1998	Republic of Ireland	No operations
Mannatech Ltd.	November 18, 1998	Aldermaston, Berkshire U.K.	November 15, 1999
Mannatech Payment Services Incorporated	April 11, 2000	Coppell, Texas	June 26, 2000
Mannatech Foreign Sales Corporation*	May 1, 1999	Barbados	May 1, 1999
Internet Health Group, Inc. *	May 7, 1999	Coppell, Texas	December 20, 1999
Mannatech Japan, Inc.	January 21, 2000	Tokyo, Japan	June 26, 2000
Mannatech Limited	February 14, 2000	New Zealand	No operations
Mannatech Products Company, Inc.	April 17, 2001	Coppell, Texas	No operations

*    Subsidiaries ceased operations on December 29, 2000.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of, and for, the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenues are primarily derived from sales of products, starter and renewal packs and shipping fees. Substantially all product sales are sold to associates at published wholesale prices and are sold to members at discounted published retail prices. The Company also records a sales return reserve related to expected sales refunds. The Company records the sales return reserve based on historical experience.

The Company defers all of its revenues until the associate or member receives the shipment. The Company also defers a portion of the revenue received from the sale of the starter and renewal packs when the revenue exceeds the total average wholesale value of all of the individual items included in such packs and amortizes such deferrals over a twelve-month period. Some of the more expensive packs also contain an event admission pass, which allows an associate free admission to a corporate sponsored event. Beginning in September 2002, some of the more expensive packs will also contain a one-year subscription to the Company’s magazine. Revenues from these packs are allocated between products, event admission and beginning in September 2002, subscription revenue, based on each of their proportionate average fair value. The event admission and subscription revenue are amortized over a twelve-month period. Total deferred revenue was $433,000 and $1.2 million at December 31, 2001 and June 30, 2002, respectively.

Shipping and Handling Costs

The Company records freight and shipping revenues collected from associates and members as revenue. The Company records in-bound freight and shipping costs as a part of cost of sales and records shipping and handling costs associated with shipping products to its associates and members as selling and administrative expenses in the accompanying consolidated financial statements. Total shipping and handling costs included in selling and administrative expense were approximately $1.7 million for the three months ended June 30, 2001 and 2002, respectively and $3.7 million and $3.4 million for the six months ended June 30, 2001 and 2002, respectively.

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during the period.

The following data shows the amounts used in computing earnings (loss) per share and its effect on the weighted-average number of common shares of dilutive common share equivalents for the three months ended June 30, 2001 and 2002. At June 30, 2001, all of the 2,781,259 common stock options and 213,333 warrants were excluded from the diluted EPS calculation and at June 30, 2002, 1,471,500 of the common stock options and 100,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand except for per share amounts.

	2001			2002
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss) available to common shareholders	($2,075)	24,619	($0.08)	$228	25,135	$0.01
Effect of dilutive securities:
Stock options	—	—	—	—	206	—
Warrants	—	—	—	—	19	—

Diluted EPS:
Net income (loss) available to common shareholders plusassumed conversions	($2,075)	24,619	($0.08)	$228	25,360	$0.01

The following data shows the amounts used in computing earnings (loss) per share and their effect on the weighted-average number of common shares of dilutive common share equivalents for the six months ended June 30, 2001 and 2002. At June 30, 2001, all of the 2,781,259 common stock options and 213,333 warrants were excluded from the diluted EPS calculation and at June 30, 2002, 1,471,500 of the common stock options and 100,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand except for per share amounts.

	2001			2002
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss) available to common shareholders	($2,384)	24,740	($0.10)	$823	25,135	$0.03
Effect of dilutive securities:
Stock options	—	—	—	—	176	—
Warrants	—	—	—	—	16	—

Diluted EPS:
Net income (loss) available to common shareholders plus assumed conversions	($2,384)	24,740	($0.10)	$823	25,327	$0.03

NOTE 2    INVENTORIES

At December 31, 2001 and June 30, 2002 inventory consisted of the following (in thousands):

	2001	2002
Raw materials	$4,311	$1,344
Finished goods, less inventory write-downs of $1,235 in 2001 and $504 in 2002	4,075	3,957

	$8,386	$5,301

NOTE 3    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended June 30, 2001 and 2002 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Net income (loss)	($2,075)	$228	($2,384)	$823
Foreign currency translation adjustment	4	146	(230)	89

Comprehensive income (loss)	($2,071)	$374	($2,614)	$912

NOTE 4    COMMITMENTS AND CONTINGENCIES

In September 2001, the Company amended its agreement with a high-level associate and shareholder, which provides that such associate will promote the Company and develop downline growth in Japan. The amendment further clarified that the Company would pay this associate a royalty of $5.00 for each specific promotional item sold by the Company, up to a maximum of $1.6 million. For the six months ended June 30, 2002, the Company paid royalties associated with this agreement of $47,330.

In January 2002, the Company began leasing approximately $250,000 of computer hardware under a noncancelable master lease. The master lease contains six separate three-year operating leases that expire at various times through July 2005. In April 2002, the master lease was increased to $300,000. The master lease requires the Company restrict cash of $345,000 related to this master lease. At June 30, 2002, the Company has a remaining balance of $9,000 on the master lease.

In May 2002, the Company modified its inventory purchase commitment with a major supplier to purchase raw materials. The agreement reduced the required monthly commitment and extended the term of the agreement through August 2003. Under the amended inventory purchase commitment, the Company is required to purchase a total of $1.8 million in 2002 and $2.5 million in 2003.

In July 2002, Dr. H. Reginald McDaniel resigned as one of the Company’s medical directors. In connection with his resignation, the Company entered into a General Release Agreement and a Non-Compete and Confidentiality Agreement with Dr. McDaniel. Under the terms of the agreements, the Company agreed to pay Dr. McDaniel $90,000 related to the General Release Agreement and $25,000 a month, for one-year, as consideration for Dr. McDaniel’s compliance with the non-compete clause.

NOTE 5    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations” and in August 2001, issued No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.”

SFAS 143 is effective for fiscal years beginning after June 15, 2002 and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.

SFAS 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principles Board Opinion No. 30 “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 requires that impaired long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, regardless if they are reported in continuing operations or in discontinued operations. In addition, SFAS 144 also requires that discontinued operations no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Finally, SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

In September 2001, the Emerging Issues Task Force (“EITF”) issued EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which addresses the statement of operations characterization of stock option awards, royalties and other cash consideration the Company pays to its associates. The provisions of EITF 01-09 are effective for fiscal years beginning after December 15, 2001.

The adoption of the above pronouncements as of January 1, 2002, had no significant effect on the Company’s financial condition, changes in financial conditions, results of operations or cash flows.

In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145 (“SFAS 145”) “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections” and in June 2002, issued No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities.”

SFAS 145 is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS 145 amends SFAS No. 64, “Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements” and also amends SFAS No. 13, “Accounting for Leases,” to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS 146 states that exit costs include, but are not limited to the following: terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract.

The Company is currently evaluating the impact of SFAS 145 and 146 on its consolidated financial condition, changes in financial conditions, results of operations and cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s financial position and its results of operations for the three and six months ended June 30, 2002 compared to the same period in 2001. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Overview and Critical Accounting Policies and Estimates

Mannatech develops innovative, high-quality, proprietary nutritional supplements, topical products and weight-management products that are sold through a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom and Japan. In addition, on June 10, 2002, Mannatech began distribution of its products into New Zealand. The distribution of products into New Zealand is serviced through Mannatech’s Australian subsidiary. Currently, Mannatech operates as a single segment and primarily sells its products through a network of approximately 188,000 independent associates and members who have purchased products within the last year.

For a complete review of Mannatech’s critical accounting policies and new accounting pronouncements that may impact Mannatech’s operations refer to Mannatech’s Annual Report on Form 10-K for the year ended December 31, 2001. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech identified certain of its policies as being of particular importance to the portrayal of its financial condition and results of operations. These policies require the application of significant judgment by Mannatech’s management. Mannatech analyzes its estimates including inventory write-downs, tax valuation allowances, provisions for doubtful accounts, sales returns, contingencies and litigation and bases its estimates on Mannatech’s historical experience, discussions with the Audit Committee, industry standards and various other assumptions that may be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. An adverse effect on Mannatech’s financial condition, changes in financial conditions and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Mannatech’s critical accounting policies include the following:

•
Inventory value is routinely compared to the market value of inventory and any inventory in excess of fair market value is written down. In addition, inventory is also reviewed for obsolescence and any such identified inventory is written off. The determination is based on assumptions about demand for the products, estimated future sales and management’s future plans. If actual sales or management plans are less favorable then those originally projected by management, additional inventory write-downs may be required. Inventory value at June 30, 2002 was $5.3 million.

•
Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may be unrecoverable. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss would have to be recognized to the extent the carrying amount of the asset exceeds its fair value. Property and equipment net book value at June 30, 2002 was $9.2 million.

•
Mannatech evaluates the probability of realizing the future benefits of any net deferred tax assets and records a valuation allowance for a portion or all of the net deferred tax assets when it is more likely than not that such portion, or all of such deferred tax assets, may not be realized. As of June 30, 2002, Mannatech had net deferred tax assets of $1.5 million.

•
Mannatech defers all of its revenue until the associate or member is estimated to have receipt of the shipment. Mannatech also defers a portion of its revenue from the sale of its starter and renewal packs when the revenue exceeds the total average wholesale value of all individual items included in such packs and amortizes such deferrals over a twelve-month period. Some of the more expensive packs also contain an event admission pass, which allows an associate free admission to a corporate sponsored event. Revenues from these packs are allocated between products and event admission based on the proportionate average fair value of products and the allocated event admission. Beginning in September 2002, Mannatech will include a one-year subscription to its magazine in some of its packs. Mannatech will allocate a portion of the revenue received from certain pack sales to the magazine subscription. The allocated event admission revenue and the subscription revenue contained in certain of its packs will be amortized over a twelve-month period. If Mannatech changes the contents of the packs or shipping methods, additional revenues may need to be deferred and recognized over a one-year period.

•
Statement Of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) requires capitalization of qualifying costs after the conceptual formulation stage has been completed. As a result of adopting SOP 98-1, Mannatech capitalizes qualifying costs related to the development of its internally-developed software applications including: GlycoScience.com, a scientific web database; Enterprise system, a sales and commission database; and Success Tracker™, a web-based training and marketing tool for its associates. Mannatech amortizes such qualifying costs over the estimated useful life of the software, which is either three or five years. Since adoption of SOP 98-1, Mannatech has capitalized a total of $5.0 million in internally-developed software, which currently has a net book value of $1.5 million and is included in property and equipment.

General Summary

Mannatech primarily derives its revenues from sales of its products, starter and renewal packs and shipping fees. Substantially all product sales are made to independent associates at published wholesale prices and are sold to members at discounted published retail prices. Mannatech continuously changes its starter and renewal packs to include the latest products and promotional materials; however, packs usually consist of various combinations of products and promotional materials. Mannatech tries to offer comparable associate packs in each country in which it does business; however, because each country has different regulatory guidelines that must be followed, not all of Mannatech’s packs are offered in all countries. Mannatech defers the recognition of revenue for product sales until its associates or members receive the products. In September 2002, Mannatech plans a 4% to 5% increase in certain of its wholesale and retail sale prices. In addition, Mannatech hopes to announce a new product at its annual corporate sales event which will be held in late March 2003. The net sales by country as a percentage of consolidated net sales are as follows:

Six months ended June 30,	United States	Canada	Australia	United Kingdom	Japan	Total
2002	77.4%	11.7%	4.6%	1.0%	5.3%	100.0%
2001	77.6%	14.2%	3.3%	1.0%	3.9%	100.0%

The increase in consolidated net sales for the second quarter of 2002 is the third consecutive quarter of reported increased consolidated net sales. For the six months ended June 30, 2002, both product and pack sales increased in Australia and Japan. Mannatech believes part of this increase is in response to recent leadership changes within its international operations and the hiring of a new President of International Operations in December 2001. In the United States, Mannatech’s product sales decreased, which was offset by increasing pack sales. In Canada, both product sales and pack sales decreased. Mannatech believes the 42% increase in consolidated pack sales related primarily to recent promotional activities, which stimulate pack sales. Although Mannatech’s pack sales have a lower margin than its product sales, Mannatech believes pack sales may be an indicator of future product sales potential. In the future, Mannatech believes its international operations may account for an increasing percentage of its consolidated net sales. Mannatech believes the current decrease in product sales of its domestic operation is due to the following:

•	minimal growth in the number of independent associates and members who routinely purchase products;

•	uncertain general economic conditions; and

•	the level of uncertainty relating to the implementation of the new global associate incentive/compensation plan that will be implemented in September 2002.

In July 2002, Mannatech discontinued its MVP™ product, which contained ephedrine. Net sales for MVP™ for the six months ended June 30, 2002 and 2001 were $647,000 and $751,000, respectively. In 2002, Mannatech successfully launched its first global travel incentive, which helps stimulates pack sales. In late 2002 and in 2003, Mannatech plans to improve several of its core products, announce a new product and investigate formulating new products involving skin care.

Since July 2001, Mannatech has introduced two new products and reformulated some of its weight-management products. The new products include the following:

•
GlycentialsTM Vitamin, AmbroglycinTM Mineral and Antioxidant Formula, introduced in August 2001, a dietary supplement that helps provide a balanced food matrix of vitamins, chelated minerals, trace minerals, antioxidant co-factors and Ambrotose® complex;

•
CardioBALANCETM Heart Care Formula, introduced in October 2001, a dietary supplement that helps provide a wide range of specific nutritional benefits designed to aid in keeping an already healthy cardiovascular system strong and well; and

•
GlycoLEAN® Body System, reformulated and introduced in January 2002 that includes a full spectrum of various weight management products, new and updated comprehensive information, charts, better tasting meal replacement drinks and reformulated GlycoLEAN® Accelerator2™, which includes a new ephedrine-free ingredient.

Costs of sales primarily consist of costs of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s associates and write-downs of inventory. As the mix of products, packs and promotional material shifts, costs of sales and gross profit may fluctuate due to the different margins on each product sold. The mix of products is influenced by the introduction of new products, price changes, incentive programs, promotional activities, consumer demand, competitor’s products and scientific studies.

Mannatech’s most significant expense is commissions paid to associates based upon the associates’ direct and indirect product sales and expansion of their downlines. When Mannatech expanded internationally, it integrated the majority of its associate’s global incentive/compensation plan across all markets in which its products were sold, thereby paying commissions to its existing associates for direct and indirect global product sales. This global structure allows associates to build their global networks by expanding their existing downlines into newly-formed international markets rather than having to establish new downlines to requalify for higher levels of commissions within each new country.

During 2002, Mannatech outlined its plans to change its global associate incentive/compensation plan. Mannatech intends for the plan to be launched in September 2002. Overall the new plan eliminates the binary commission that is paid only in the United States and Canada, changes some of the qualifying measurements for some of the existing commission types and increases the payouts of most of the other existing commissions paid in order to concentrate commission payments on product sales and network development. Under the new plan, Mannatech expects commissions as a percentage of net sales to remain unchanged. Mannatech generally pays commissions and incentives to associates based on the following:

•	associates’ placement and position within the incentive/compensation plan;

•	volume of their direct and indirect commissionable sales; and

•	achievement of certain levels to qualify for the various incentive/compensation programs.

Operating expenses consist primarily of selling and administrative expenses and other operating costs. Selling and administrative expenses are a combination of both fixed and variable expenses and include compensation, shipping and freight and marketing-related expenses such as hosting Mannatech’s national corporate-sponsored sales events. Other operating costs include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing expenses and miscellaneous operating expenses.

Income taxes include both domestic and foreign taxes. In 2001 and 2002, Mannatech’s United States federal statutory tax rate was 34%. Mannatech pays taxes in Australia at a statutory tax rate of approximately 36% and in the United Kingdom at a statutory tax rate of approximately 30%. Mannatech expects to pay taxes in Japan at a statutory tax rate ranging between 42% and 48%; however, since its inception, Mannatech has only reported net operating losses in Japan. Mannatech also pays taxes in various state jurisdictions at an approximate average effective tax rate of 3%. Due to its international operations, a portion of Mannatech’s income is subject to taxation in the countries in which it operates; however, it may receive foreign tax credits that would reduce the amount of United States taxes owed. Mannatech may not be able to use all of such foreign tax credits in the United States. Mannatech may also incur net operating losses that may not be fully realizable. Mannatech records a valuation allowance for any expected net operating losses that it may not be able to realize in the future.

Results of Operations

The following table summarizes Mannatech’s operating results as a percentage of net sales for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	17.9	16.8	17.3	17.3
Commissions	38.4	43.7	39.4	42.9

Gross profit	43.7	39.5	43.3	39.8
Operating expenses:
Selling and administrative expenses	23.3	23.8	24.9	23.3
Other operating costs	17.0	15.3	17.5	14.6
Severance expenses related to former executives	10.5	—	5.1	—

Income (loss) from operations	(7.1)	0.4	(4.2)	1.9

Interest income	0.2	0.2	0.2	0.2
Interest expense	0.0	0.0	0.0	0.0
Other income (expense), net	0.0	0.2	(0.1)	0.1

Income (loss) before income taxes	(6.9)	0.8	(4.1)	2.2
Income tax (expense) benefit	0.5	(0.1)	0.6	(1.0)

Net income (loss)	(6.4)%	0.7%	(3.5)%	1.2%

Number of starter packs sold	16,599	21,281	33,179	39,934
Number of renewal packs sold	9,424	9,870	23,312	21,841

Total number of packs sold	26,023	31,151	56,491	61,775

Total associates canceling associate status	1,149	1,532	2,366	2,789

Three months ended June 30, 2002 compared with the three months ended June 30, 2001

Net sales.    Net sales increased 8.9% to $35.4 million for the three months ended June 30, 2002 from $32.5 million for the comparable period in 2001. Net sales consist of both product sales and pack sales. The increase in net sales consisted of a $3.4 million increase in pack sales, which was partially offset by a ($500,000) decrease in product sales. Mannatech believes the decrease in product sales was due in part to the recent promotional activities that placed emphasis on pack sales. This decrease includes the effect of the introduction of two new products.

Cost of sales.    Cost of sales increased 1.7% to $5.9 million for the three months ended June 30, 2002 from $5.8 million for the comparable period in 2001. As a percentage of net sales, cost of sales decreased to 16.8% for the three months ended June 30, 2002 from 17.9% for the comparable period in 2001. The percentage decrease in cost of sales as a percentage of net sales was primarily due to the following:

•	the write-off, in 2001, of $100,000 of expired product inventory in the United Kingdom;

•	the write-off, in 2001, of $221,000 of obsolete promotional videotapes in Japan, partially offset by;

•	the change in the mix of finished goods sold to products that have lower average margins;

•	the higher raw material ingredient costs; and

•	the introduction of an incentive offer for a free product with the enrollment of an automatic order in 2002.

Commissions.    Commissions increased 24.0% to $15.5 million for the three months ended June 30, 2002 from $12.5 million for the comparable period in 2001. As a percentage of net sales, commissions increased to 43.7% for the three months ended June 30, 2002 from 38.4% for the comparable period in 2001. The increase was the result of an increase in commissionable net sales, change in product mix sold and the effects of several new incentive/compensation programs for Mannatech’s associates.

Gross profit.    Gross profit decreased (1.4%) to $14.0 million for the three months ended June 30, 2002 from $14.2 million for the comparable period in 2001. As a percentage of net sales, gross profit decreased to 39.5% for the three months ended June 30, 2002 from 43.7% for the comparable period in 2001. The decrease was primarily attributable to the addition of certain new associate incentive programs and a change in the mix of finished goods sold, which was partially offset by an increase in net sales.

Selling and administrative expenses.    Selling and administrative expenses increased 10.5% to $8.4 million for the three months ended June 30, 2002 from $7.6 million for the comparable period in 2001. As a percentage of net sales, selling and administrative expenses increased to 23.8% for the three months ended June 30, 2002 from 23.3% for the comparable period in 2001. The increase was primarily due to a $300,000 increase in wages and payroll benefits related to the establishment of in-house order processing and customer service centers in each of its foreign operations except for Canada and a $700,000 increase in expenses related to Mannafest, which was held in the second quarter of 2002. The increase was partially offset by a ($200,000) decrease in various selling and administrative expenses.

Other operating costs.    Other operating costs decreased (1.8%) to $5.4 million for the three months ended June 30, 2002 from $5.5 million for the comparable period in 2001. As a percentage of net sales, other operating costs decreased to 15.3% for the three months ended June 30, 2002 from 17.0% for the comparable period in 2001. The decrease was primarily due to the following:

•	a ($500,000) decrease related to canceling various contracts with third-party contractors to provide Mannatech’s international operations with order processing and customer service;

•
a ($300,000) decrease in accounting, legal and consulting services primarily related to the cancellation of various consultant contracts that were no longer needed for Mannatech’s international operations;

•	partially offset by a $200,000 increase in travel expenses primarily related to the timing of certain corporate-sponsored sales events;

•	a $130,000 increase in insurance expense; and

•	a $360,000 increase in various other operating expenses related to the increase in net sales.

Interest income.    Interest income increased 20.3% to $71,000 for the three months ended June 30, 2002 from $59,000 for the comparable period in 2001. As a percentage of net sales, interest income remained the same at 0.2% for the three months ended June 30, 2002 and for the comparable period in 2001. The increase was primarily due to the increase in average cash balances.

Interest expense.    Interest expense decreased (14.3%) to $6,000 for the three months ended June 30, 2002 from $7,000 for the comparable period in 2001. As a percentage of net sales, interest expense remained at 0.0% for the three months ended June 30, 2002 and for the comparable period in 2001. The dollar decrease was primarily due to the repayment of existing capital leases and notes payable, partially offset by financing the renewal of its annual insurance premiums for 2002.

Other income (expense), net.    Other income (expense), net consists primarily of foreign currency translation adjustments related to Mannatech’s foreign operations. Other income (expense), net increased 458.3% to $67,000 for the three months ended June 30, 2002 from $12,000 for the comparable period in 2001. As a percentage of net sales, other income (expense), net increased to 0.2% for the three months ended June 30, 2002 from 0.0% for the comparable period in 2001. The increase is primarily the result of fluctuations in the Australian and the Japan currency exchange rates.

Income tax (expense) benefit.    Income tax (expense) benefit increased to ($40,000) for the three months ended June 30, 2002 from $165,000 for the comparable period in 2001. Mannatech’s effective tax rate increased to 14.9% for the three months ended June 30, 2002 from 7.4% for the comparable period in 2001. Mannatech’s effective tax rate increased primarily as a result of a change in the valuation allowance.

Net income (loss).    Net income (loss) increased to $228,000 for the three months ended June 30, 2002 from ($2.1 million) for the comparable period in 2001. As a percentage of net sales, net income (loss) increased to 0.7% for the three months ended June 30, 2002 from (6.4%) for the comparable period in 2001. Mannatech reported diluted earnings per share of $0.01 for the three months ended June 30, 2002 as compared to a loss per share of ($0.08) for the comparable period in 2001. The increase was primarily the result of increased sales and the recording $3.4 million in severance expenses in the prior year.

Six months ended June 30, 2002 compared with the six months ended June 30, 2001

Net sales.    Net sales increased 2.4% to $68.3 million for the six months ended June 30, 2002 from $66.7 million for the comparable period in 2001. This increase was primarily composed of a $4.4 million increase in pack sales, which was partially offset by a ($2.8 million) net decrease in product sales. The decrease in product sales primarily related to a (13.3%) decrease in associates and members who have purchased products within the last twelve months.

Cost of sales.    Cost of sales increased 2.6% to $11.8 million for the six months ended June 30, 2002 from $11.5 million for the comparable period in 2001. As a percentage of net sales, cost of sales remained at 17.3% for the six months ended June 30, 2002 and for the comparable period in 2001. In 2001, cost of sales was negatively impacted by Mannatech writing off inventories of $381,000. In 2002, cost of sales was negatively impacted by the shifting of the product mix of finished goods sold to lower margin products.

Commissions.    Commissions increased 11.4% to $29.3 million for the six months ended June 30, 2002 from $26.3 million for the comparable period in 2001. As a percentage of net sales, commissions increased to 42.9% for the six months ended June 30, 2002 from 39.4% for the comparable period in 2001. The increase was the direct result of an increase in commissionable net sales and the addition of various promotional incentives.

Gross profit.    Gross profit decreased (5.9%) to $27.2 million for the six months ended June 30, 2002 from $28.9 million for the comparable period in 2001. As a percentage of net sales, gross profit decreased to 39.8% for the six months ended June 30, 2002 from 43.3% for the comparable period in 2001. The decrease was primarily attributable to the various incentives and compensation paid to Mannatech’s associates, which was partially offset by an increase in net sales.

Selling and administrative expenses.    Selling and administrative expenses slightly decreased (4.2%) to $15.9 million for the six months ended June 30, 2002 from $16.6 million for the comparable period in 2001. As a percentage of net sales, selling and administrative expenses decreased to 23.3% for the six months ended June 30, 2002 from 24.9% for the comparable period in 2001. The decrease was primarily due to the following:

•	a decrease of ($0.6 million) in marketing expenses primarily related to reducing the number of corporate sponsored sales events held in international countries;

•	a decrease of ($0.3 million) in freight and warehousing expenses, which was the result of the product mix sold;

•
partially offset by an increase of $0.2 million in compensation and benefits related to cost of living raises and establishing in-house order processing and customer service centers in each of its foreign operations, except for Canada.

Other operating costs.    Other operating costs decreased (14.5%) to $10.0 million for the six months ended June 30, 2002 from $11.7 million for the comparable period in 2001. As a percentage of net sales, other operating costs decreased to 14.6% for the six months ended June 30, 2002 from 17.5% for the comparable period in 2001. The decrease was primarily due to the following:

•	a decrease of ($1.3 million) related to the termination of contracts with third party contractors who provided order processing and customer service for Mannatech’s international operations;

•	a decrease of ($800,000) related to increases in travel, consulting, postage and telephone expenses incurred in the prior year related to expansion into the United Kingdom and Japan;

•	partially offset by an increase of $200,000 in annual insurance premiums related to general and product liability insurance coverage; and

•	an increase of $200,000 in various other operating expenses related to the increase in net sales.

Severance expenses related to former executives.    In the second quarter of 2001, management entered into three separation agreements with former executives for a charge of $3.4 million. The $3.4 million consisted of compensation related to the cancellation of their employment agreements, accrued vacation, health insurance and automobile expenses that will be paid to the former employees at various times through 2004.

Interest income.    Interest income decreased (7.1%) to $145,000 for the six months ended June 30, 2002 from $156,000 for the comparable period in 2001. As a percentage of net sales, interest income remained at 0.2% for the six months ended June 30, 2002 and for the comparable period in 2001. The decrease was primarily due to the decrease in interest rates offered by financial institutions, which was partially offset by the increase in average cash balances.

Interest expense.    Interest expense decreased (25.0%) to $12,000 for the six months ended June 30, 2002 from $16,000 for the comparable period in 2001. As a percentage of net sales, interest expense remained at 0.0% for both the six months ended June 30, 2002 and the comparable period in 2001. The dollar decrease was primarily due to the pay off and repayment of existing notes and various capital leases.

Other income (expense), net.    Other income (expense), net consists primarily of foreign currency translation adjustments related to Mannatech’s foreign operations. Other income (expense), net decreased to $50,000 for the six months ended June 30, 2002 from ($102,000) for the comparable period in 2001. As a percentage of net sales, the amounts remained relatively constant for the six months ended June 30, 2002 and for the comparable period in 2001. The dollar decrease is the result of fluctuations in the Japan and Australia currency exchange rates.

Income tax (expense) benefit.    Income tax (expense) benefit was ($659,000) for the six months ended June 30, 2002 and $376,000 for the comparable period in 2001. Mannatech’s effective tax rate increased to 44.5% for the six months ended June 30, 2002 from 13.6% for the comparable period in 2001. Mannatech’s effective tax rate increased primarily as a result of the change in the valuation allowance for the net operating losses from its Japan subsidiary.

Net income (loss).    Net income (loss) increased to $823,000 for the six months ended June 30, 2001 from ($2.4 million) for the comparable period in 2001. As a percentage of net sales, net income (loss) increased to 1.2% for the six months ended June 30, 2002 from (3.5%) for the comparable period in 2001. The increase was the result of increased net sales, a reduction of operating costs and in the prior year recording a severance charge of $3.4 million related to the resignation of various executives who held non-cancelable employment agreements. The increase was partially offset by an increase in commissions related to the introduction of certain new associate’s incentives.

Liquidity and Capital Resources

Mannatech has generally funded its business objectives, working capital and operations primarily through reliance on its cash flows from operations rather than incurring long-term debt to fund operations.

Cash and cash equivalents.    Mannatech’s cash and cash equivalents increased to $13.7 million at June 30, 2002 from $9.9 million at December 31, 2001 primarily as a result of increased operating profits and a reduction of inventories.

Working Capital.    Mannatech’s working capital increased to $7.2 million at June 30, 2002 from $5.9 million at December 31, 2001. The increase in working capital was primarily attributable to the increase in cash and cash equivalents of $3.8 million, which was primarily due to the increase in sales and the $3.1 million decrease in inventory on hand. Mannatech believes it can continue to fund its business objectives, working capital and operations primarily through its cash flows from operations.

Mannatech’s cash flows are as follows:

	For the six months ended June 30,
Provided by (used in):	2002	2001
Operating activities	$4.9 million	$128,000
Investing activities	($978,000)	($353,000)
Financing activities	($188,000)	($1.7 million	)

Operating activities.    For the six months ended June 30, 2001, operating activities primarily consisted of a reduction in inventory of $0.8 million, partially offset by decreases in various other current assets of $0.4 million in losses before depreciation and amortization. For the six months ended June 30, 2002, operating activities primarily consisted of a $2.9 million increase in earnings before depreciation and amortization and a $3.6 million decrease in inventories and prepaids, partially offset by the severance payments to former executives of $1.5 million. The combination of decreasing inventory levels while holding costs of finished products fairly constant resulted in the improvement of Mannatech’s inventory turnover ratio from 1.79 to 3.31 for the six months ended June 30, 2001 and 2002, respectively.

Investing activities.    For the six months ended June 30, 2001, investing activities primarily consisted of $0.1 million of repayments of notes receivables due from certain shareholders/affiliates, partially offset by capital asset purchases of $0.5 million related to upgrading some of Mannatech’s computer hardware and software. For the six months ended June 30, 2002, investing activities consisted of $0.7 million in capital asset additions primarily related to internally-developed computer software and restricting $0.3 million in cash as collateral related to the master operating lease. Mannatech estimates it will purchase up to $1.2 million in additional computer hardware and software for the remainder of 2002 and will purchase up to an additional $3.0 million in 2003 to help Mannatech meet its commitment to operate technologically advanced computer systems, which will help Mannatech process data and implement leading-edge marketing and training aids for its associates. In addition, in 2003 Mannatech plans to purchase and install a new financial reporting system and upgrade several servers. Finally, in 2003 Mannatech plans to begin designing and programming changes to its Enterprise system database for sales and commissions. The project is projected to be completed in 2004.

Financing activities.    For the six months ended June 30, 2001, financing activities consisted of the repayment of book overdrafts of $1.0 million, repayment of capital leases and notes payable of $0.3 million and $0.4 million related to the repurchase of common stock from Mr. Charles E. Fioretti as set forth in the repurchase agreement with Mr. Fioretti, which was terminated in September 2001. For the six months ended June 30, 2002, financing activities consisted of the repayment of capital leases and notes payable.

Mannatech has related party notes receivables of $409,000, which are composed of five separate notes from former officers and shareholders. Two of the five notes were due from Gary Watson and William C. Fioretti whose balances at June 30, 2002 were $31,000 and $137,000, respectively. Gary Watson has not made his annual scheduled payments for the last two years and William C. Fioretti has not made his annual scheduled payment in 2002, all of which totaled $15,814 and $47,508, respectively. At June 30, 2002, Mannatech established a provision for doubtful accounts of approximately $31,000 related to these notes receivable.

Mannatech believes that its existing liquidity and cash flows from operations, including current cash on hand of $13.7 million, capital resources and limited finance company’s borrowings, including a master operating lease line-of-credit totaling $300,000, together with the continued suspension of dividend payments to shareholders, should be adequate to fund its business operations and commitments for the next twelve months. Mannatech believes most of its expenses are primarily variable in nature and, as a result, a reduction in revenues would result in a reduction of future cash flow needs. However, if existing capital resources or cash flows become insufficient to meet Mannatech’s business plans and existing capital requirements, Mannatech would be required to raise additional funds, which it cannot assure will be available on favorable terms, if at all.

Mannatech’s existing current and future commitments and obligations include the following:

•
funding the remaining payments totaling $1.1 million related to the resignations of former executives in 2001. Under the terms of the various separation agreements, Mannatech is required to pay the remaining aggregate amount of $1.1 million, of which $0.8 million will be paid over the next twelve months;

•
funding the payments relating to the renewal of its annual premium related to annual general and product liability insurance policies, totaling approximately $300,000, which were financed with a finance company and due in monthly installments through April 2003;

•	funding the non-compete payments to a former medical director totaling $300,000 to be paid over twelve months, beginning in July 2002; and

•
funding the inventory purchase commitment with its major supplier of Manapol®, one of the key ingredients used in Mannatech’s proprietary compound—Ambrotose® complex. The inventory purchase commitment requires Mannatech to purchase $1.8 million in 2002 and $2.5 million in 2003.

In addition to Mannatech’s accounts payable and accrued expenses, Mannatech has approximate future maturities of notes payable, capital leases, severance payments to executives, inventory purchase commitments and minimum rental commitments related to various non-cancelable operating leases as follows (in thousands):

	For the six months ended December 31,	For the year ended December 31,
	2002	2003	2004	2005		2005		Thereafter
Notes payable and financing	$275	$129	$—	$		$		$—
Capital leases	16	9	8		—		—	—
Severance payments to former executives	343	950	150		—		—	—
Inventory purchase commitments	1,838	2,450	—		—		—	—
Minimum rental commitment related to noncancellable operating leases	722	1,100	887		763		738	303

	$3,194	$4,638	$1,045		$763		$738	$303

Mannatech has no present commitments or agreements with respect to any acquisitions or purchases of any manufacturing facilities. Mannatech believes any unanticipated future changes in its operations could consume available capital resources faster than anticipated. Mannatech also believes that its existing capital requirements depend on its ability to continue to refine and introduce high-quality products that attract new associates and help retain and expand its current associates and members.

During 2001, Mannatech entered into various financing agreements to finance insurance premiums totaling $0.8 million. The notes required a 25% down payment, accrue interest at 9.15% and are due in eight monthly payments through July 2002. In July 2002, Mannatech entered into a financing agreement to finance the renewal of its annual insurance premiums totaling $0.3 million. The note required 25% down payment, accrues interest at 7.5% and is due in nine monthly payments through April 2003. In January 2002, Mannatech entered into a three-year capital lease to lease warehouse equipment of $32,500.

Recent Financial Accounting Standards Board Statements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations” and in August 2001, issued No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.”

SFAS 143 is effective for fiscal years beginning after June 15, 2002 and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.

SFAS 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principles Board Opinion No. 30 “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 requires that impaired long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, regardless if they are reported in continuing operations or in discontinued operations. In addition, SFAS 144 also requires that discontinued operations no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Finally, SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

In September 2001, the Emerging Issues Task Force (“EITF”) issued EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which addresses the statement of operations characterization of stock option awards, royalties and other cash consideration Mannatech pays its associates. The provisions of EITF 01-09 are effective for fiscal years beginning after December 15, 2001.

Mannatech believes the adoption of the above pronouncements as of January 1, 2002, had no significant effect on its consolidated financial condition, changes in financial conditions, results of operations or cash flows.

In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145 (“SFAS 145”) “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections” and in June 2002, issued No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities.”

SFAS 145 is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS 145 amends SFAS No. 64, “Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements” and also amends SFAS No. 13, “Accounting for Leases,” to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS 146 states that exit costs include, but are not limited to the following: terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.

Mannatech is currently evaluating the impact of SFAS 145 and 146 on its consolidated financial condition, changes in financial conditions, results of operations and cash flows.

Outlook

Mannatech believes it is well positioned for the remainder of 2002 and believes its increase in net pack sales for the six months ended June 30, 2002 as compared to the comparable period in 2001, is a promising indication of future product sales potential. Mannatech believes the outcome of the remainder of 2002 remains contingent upon the following:

•	success of retaining and expanding its associate and member base;

•	its ability to refine and introduce new high-quality products that will increase sales; and

•	effectively implementing its new global associate incentive/compensation plan.

Forward-Looking Statements

Certain disclosure and analysis included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” “Other Information” and Notes to Consolidated Financial Statements and elsewhere in this report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 and are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance or other statements, other than statements of historical fact, are considered forward-looking statements and reflect the current view of Mannatech about future events and financial performance. These forward-looking statements are subject to certain events, risks and uncertainties that may be outside Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	existing cash flows being adequate to fund future cash needs;

•	management’s plans, objectives for its future operations and economic performance;

•	the realization of deferred tax assets;

•	the ability to maintain current levels of operating expenditures;

•	the impact of future market changes due to its exposure to foreign currency translations;

•	any significant impact on its financial condition, changes in financial conditions, results of operations or cash flows by recent accounting pronouncements;

•	the outcome of regulatory and litigation matters;

•	pack sales indicating future product sales potential;

•	the global statutory tax rates remaining unchanged;

•	the establishment of certain policies, procedures and internal processes to combat exposure to market risk; and

•	the assumptions described in this report underlying such forward-looking statements.

Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;

•	future product development and manufacturing costs;

•	the impact of any changes to Mannatech’s global incentive and compensation plans;

•	the retention and expansion of Mannatech’s associate and member base;

•	timely development and acceptance of new products or refinements of existing products;

•	the markets for Mannatech’s domestic and international operations;

•	the impact of new competition and competitive products and pricing;

•	the political, social and economic climate in which Mannatech conducts its operations; and

•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “hopes,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “potential,” “projects,” “in the future,” or “continue” or the negative of such terms and other comparable terminology. Readers are cautioned when considering these forward-looking statements to keep in mind these risks and uncertainties and any other cautionary statements in this report as all of the forward-looking statements contained herein speak only as of the date of this report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Mannatech does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges or for purposes “other than trading,” instruments that are likely to expose it to certain types of market risk, including interest rate, commodity price or equity price risk. Although Mannatech has investments, there has not been any material change in its exposure to interest rate risk. Mannatech has not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps.

Mannatech is exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect Mannatech’s financial results. Changes in exchange rates may positively or negatively affect its financial results, as expressed in United States dollars. When the United States dollar increases against currencies in which products are sold or there is a weakening exchange rate against currencies in which Mannatech incurs costs, net sales or costs may be adversely affected.

Mannatech has established policies, procedures and internal processes, which it believes will help monitor any significant market risks. Currently, Mannatech does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations and projected transactions denominated in foreign currency. Mannatech cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial position, results of operations or cash flows. However, Mannatech believes it monitors current fluctuations for exposure to such market risk. Currently, the foreign currencies in which Mannatech has exposure to foreign currency exchange rate risk include Canada, Australia, the United Kingdom, Japan and New Zealand. The high and low currency exchange rates to the United States dollar, for each of these countries, for the six-months ended June 30, 2002 are as follows:

Country/Currency	High	Low
Canadian/Dollar	$0.66200	$0.61920
Australia/Dollar	$0.57610	$0.50690
United Kingdom/British Pound	$1.53350	$1.40870
Japan/Yen	$0.00837	$0.00742
New Zealand/Dollar	$0.49690	$0.41590

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes in, or additions to, the legal proceedings previously reported in Mannatech’s Annual Report on Form 10-K (File No. 000-24657) for 2001 as filed with the Securities and Exchange Commission on April 1, 2002.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

a.
Mannatech held its 2002 Annual Shareholders’ Meeting on June 4, 2002 and the two proposals were described in detail in Mannatech’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2002.

b.	Dr. John Stewart Axford, Alan D. Kennedy and Terry L. Persinger were elected to serve as Class III directors until Mannatech’s 2005 Annual Shareholders’ Meeting.

c.	The voting results for the two proposals were as follows:

Director	For	Against or withheld
Dr. John Stewart Axford	20,269,374	54,252
Alan D. Kennedy	20,273,930	49,696
Terry L. Persinger	20,254,649	68,977

The appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2002 was ratified according to the following votes:

For	Against or withheld	Abstentions
20,081,549	15,605	226,472

d.	None.

Item 5.    Other Information

On July 2, 2002, Dr. H. Reginald McDaniel, age 65, resigned as one of Mannatech’s medical directors. Dr. McDaniel was one of the named inventors on its glyconutritionals patent, which has been issued in Australia, Singapore, South Africa, the United Kingdom and New Zealand. In connection with Dr. McDaniel’s resignation, Mannatech entered into a General Release Agreement and a Non-Compete and Confidentiality Agreement. Under the terms of the agreements, Mannatech agreed to pay Dr. McDaniel $90,000 related to the General Release Agreement and $25,000 a month, for one-year, as consideration for Dr. McDaniel’s compliance with the non-compete clause.

Since its initial public offering, Mannatech’s common stock has traded on the Nasdaq National Market under the symbol “MTEX.” Corporate filings can now be viewed on Mannatech’s corporate website at www.mannatech.com, or by contacting investors’ relations at IR@mannatech.com or calling 972-471-6512.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits required by Item 601 of Regulation S-K

3.1
Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2
Fourth Amended and Restated Bylaws of Mannatech dated April 27, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1
Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1	Non-Compete and Confidentiality Agreement dated July 2, 2002, between Mannatech and Dr. H. Reginald McDaniel.*

10.2	General Release Agreement dated July 2, 2002, between Mannatech and Dr. H. Reginald McDaniel.*

10.3	Purchase Commitment dated May 29, 2002, between Mannatech and Caraloe Company.*

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.*

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.*

*   filed herein

(b)    Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

August 14, 2002	/s/ ROBERT M. HENRY
Robert M. Henry Chief Executive Officer and Director (principal executive officer)

August 14, 2002	/S/ STEPHEN D. FENSTERMACHER Stephen D. Fenstermacher Senior Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

3.1
Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2
Fourth Amended and Restated Bylaws of Mannatech dated April 27, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1
Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1	Non-Compete and Confidentiality Agreement dated July 2, 2002, between Mannatech and Dr. H. Reginald McDaniel.*

10.2	General Release Agreement dated July 2, 2002, between Mannatech and Dr. H. Reginald McDaniel.*

10.3	Purchase Commitment dated May 29, 2002, between Mannatech and Caraloe, Inc.*

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.*

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.*

*  filed herein