Form 10-Q
period 2002-09-30
MANNATECH INC
filed 2002-11-14
CIK 1056358

2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-24657

MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2508900
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 S. Royal Lane, Suite 200
Coppell, Texas
75019
(Address of Principal Executive Offices, including Zip Code)

(972) 471-7400
Registrant’s Telephone Number, including Area Code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

As of November 12, 2002, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share was 25,134,840.

i

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

MANNATECH, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2001	September 30, 2002
		(Unaudited)
ASSETS

Cash and cash equivalents	$9,926	$11,507
Accounts receivable	613	431
Current portion of notes receivable-shareholders, less allowance for doubtful accounts of $31 in 2002	119	144
Inventories	8,386	5,500
Prepaid expenses and other current assets	1,064	1,159
Deferred tax assets	1,535	1,537

Total current assets	21,643	20,278
Property and equipment, net	10,448	8,381
Notes receivable-shareholders, excluding current portion	334	241
Restricted cash	—	345
Other assets	718	684

Total assets	$33,143	$29,929

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current portion of capital leases and notes payable	$315	$262
Accounts payable	736	1,989
Accrued expenses	12,938	9,048
Current portion of accrued severance	1,732	847

Total current liabilities	15,721	12,146
Capital leases and notes payable, excluding current portion	—	11
Accrued severance, excluding current portion	950	225
Deferred tax liabilities	380	383

Total liabilities	17,051	12,765

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 25,162,541 shares issued and 25,134,840 outstanding in 2001 and 2002	3	3
Additional paid-in capital	18,204	18,167
Accumulated deficit	(1,407)	(355)
Accumulated other comprehensive loss—foreign currency translation adjustment	(608)	(551)

	16,192	17,264
Less treasury stock, at cost, 27,701 shares in 2001 and 2002	(100)	(100)

Total shareholders’ equity	16,092	17,164

Total liabilities and shareholders’ equity	$33,143	$29,929

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Net sales	$30,307	$34,452	$97,017	$102,772

Cost of sales	5,590	6,079	17,130	17,925
Commissions	12,171	14,375	38,465	43,663

	17,761	20,454	55,595	61,588

Gross profit	12,546	13,998	41,422	41,184

Operating expenses:
Selling and administrative expenses	7,180	8,011	23,784	23,941
Other operating costs	5,503	5,600	17,153	15,556
Severance expenses related to former executives	—	—	3,420	—

Total operating expenses	12,683	13,611	44,357	39,497

Income (loss) from operations	(137)	387	(2,935)	1,687

Interest income	53	73	208	218
Interest expense	(9)	(6)	(24)	(18)
Other income (expense), net	(30)	(34)	(132)	15

Income (loss) before income taxes	(123)	420	(2,883)	1,902
Income tax (expense) benefit	(182)	(191)	194	(850)

Net income (loss)	$(305)	$229	$(2,689)	$1,052

Earnings (loss) per common share:

Basic	$(0.01)	$0.01	$(0.11)	$0.04

Diluted	$(0.01)	$0.01	$(0.11)	$0.04

Weighted-average common shares outstanding:

Basic	24,367	25,135	24,614	25,135

Diluted	24,367	25,227	24,614	25,294

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(in thousands)

	2001	2002
Cash flows from operating activities:

Net income (loss)	$(2,689)	$1,052
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,911	3,024
Provision for doubtful accounts	—	31
Loss on disposal of assets	126	25
Accounting charge (benefit) related to stock options and warrants granted	—	(37)
Deferred income taxes	(833)	1
Changes in operating assets and liabilities:
Accounts receivable	(274)	212
Inventories	2,968	2,915
Income tax receivable	582	—
Prepaid expenses and other current assets	61	416
Other assets	142	54
Accounts payable	(2,386)	1,241
Accrued expenses	955	(3,953)
Accrued severance	2,112	(1,610)

Net cash provided by operating activities	3,675	3,371

Cash flows from investing activities:
Acquisition of property and equipment	(1,057)	(913)
Cash proceeds from sale of property and equipment	2	7
Repayments by shareholders/related parties	130	37
Increase in restricted cash	—	(345)
Maturities of investments	1	—

Net cash used in investing activities	(924)	(1,214)

Cash flows from financing activities:
Book overdrafts	(1,450)	—
Repayment of capital lease obligations	(293)	(32)
Purchase of common stock from shareholder	(656)	—
Repayment of notes payable	(280)	(538)

Net cash used in financing activities	(2,679)	(570)

Effect of exchange rate changes on cash and cash equivalents	(11)	(6)

Net increase in cash and cash equivalents	61	1,581
Cash and cash equivalents:
Beginning of the period	5,736	9,926

End of the period	$5,797	$11,507

Supplemental disclosure of cash flow information:
Interest paid	$24	$18

Taxes paid	$—	$2,046

Summary of non-cash investing and financing activities follows:
Assets acquired through notes payable and a capital lease	$771	$528

Treasury shares received for the payment of a note receivable due from a shareholder	$167	$—

Treasury shares acquired by issuance of note receivable due from a shareholder	$815	$—

Commitment to repurchase common stock from a shareholder	$(417)	$—

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

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began
Mannatech Australia Pty Limited	April 22, 1998	St. Leonards, Australia	October 1, 1998
Mannatech Limited	December 1, 1998	Republic of Ireland	No operations
Mannatech Ltd.	November 18, 1998	Aldermaston, Berkshire U.K.	November 15, 1999
Mannatech Payment Services Incorporated	April 11, 2000	Coppell, Texas	June 26, 2000
Mannatech Foreign Sales Corporation*	May 1, 1999	Barbados	May 1, 1999
Internet Health Group, Inc. *	May 7, 1999	Coppell, Texas	December 20, 1999
Mannatech Japan, Inc.	January 21, 2000	Tokyo, Japan	June 26, 2000
Mannatech Limited	February 14, 2000	New Zealand	No operations
Mannatech Products Company, Inc.	April 17, 2001	Coppell, Texas	No operations

*	These subsidiaries ceased operations on December 29, 2000.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of, and for, the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenues are primarily derived from sales of products, starter and renewal packs, and shipping fees. Substantially all product sales are sold to associates at published wholesale prices or sold to members at discounted published retail prices. The Company also records a sales return reserve related to expected sales refunds. The Company records the sales return reserve based on historical experience.

The Company defers all of its revenues until the associate or member receives the shipment. The Company also defers a portion of the revenue received from the sale of the starter and renewal packs when the revenue exceeds the total average wholesale value of all of the individual items included in such packs and amortizes such deferrals over a twelve-month period. Some of the packs periodically contain an event admission pass, which allows an associate free admission to a corporate sponsored event. Beginning in September 2002, some packs contain a one-year magazine subscription to the Company’s magazine. The magazine subscription begins in January 2003. Revenue from the applicable packs is allocated between products, event admission and subscription revenue, based on each of their proportionate average fair value. The event admission and magazine subscription revenues are amortized over a twelve-month period. Total deferred revenue was $433,000 and $1.5 million at December 31, 2001 and September 30, 2002, respectively.

Shipping and Handling Costs

The Company records freight and shipping revenues collected from associates and members as revenue. The Company records in-bound freight and shipping costs as a part of cost of sales and records shipping and handling costs associated with shipping products to its associates and members as selling and administrative expenses in the accompanying consolidated financial statements. Total shipping and handling costs included in selling and administrative expenses were approximately $1.6 million and $1.9 million for the three months ended September 30, 2001 and 2002, respectively and $5.3 million for both the nine months ended September 30, 2001 and 2002.

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during the period.

The following data shows the amounts used in computing earnings (loss) per share and their effect on the weighted-average number of common shares of dilutive common share equivalents for the three months ended September 30, 2001 and 2002. At September 30, 2001, all of the 3,764,307 common stock options and 213,333 warrants were excluded from the diluted EPS calculation and at September 30, 2002, 2,648,000 of the common stock options and 100,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand except for per share amounts.

	Three months ended September 30,
	2001			2002
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss) available to common shareholders	($305)	24,367	($0.01)	$229	25,135	$0.01
Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Warrants	—	—	—	—	4	—

Diluted EPS:
Net income (loss) available to common shareholders plus assumed conversions	($305)	24,367	($0.01)	$229	25,227	$0.01

The following data shows the amounts used in computing earnings (loss) per share and their effect on the weighted-average number of common shares of dilutive common share equivalents for the nine months ended September 30, 2001 and 2002. At September 30, 2001, all of the 3,764,307 common stock options and 213,333 warrants were excluded from the diluted EPS calculation and at September 30, 2002, 2,648,000 of the common stock options and 100,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand except for per share amounts.

	Nine months ended September 30,
	2001			2002
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss) available to common shareholders	($2,689)	24,614	($0.11)	$1,052	25,135	$0.04
Effect of dilutive securities:
Stock options	—	—	—	—	147	—
Warrants	—	—	—	—	12	—

Diluted EPS:
Net income (loss) available to common shareholders plus assumed conversions	($2,689)	24,614	($0.11)	$1,052	25,294	$0.04

Reclassification

Certain amounts reported in the prior period balances have been reclassified to conform to the current year presentation.

NOTE 2    INVENTORIES

At December 31, 2001 and September 30, 2002 inventory consisted of the following (in thousands):

	2001	2002
Raw materials	$4,311	$1,669
Finished goods, less inventory write-downs of $1,235 in 2001 and $413 in 2002	4,075	3,831

	$8,386	$5,500

NOTE 3    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2002 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Net income (loss)	($305)	$229	($2,689)	$1,052
Foreign currency translation adjustment	118	(32)	(112)	57

Comprehensive income (loss)	($187)	$197	($2,801)	$1,109

NOTE 4    COMMITMENTS AND CONTINGENCIES

In September 2001, the Company amended its agreement with a high-level associate and shareholder, which provides that such associate will promote the Company and develop downline growth in Japan. The amendment further clarified that the Company would pay this associate a royalty of $5.00 for each specific promotional item sold by the Company, up to a maximum of $1.6 million. For the nine months ended September 30, 2002, the Company accrued royalties associated with this agreement of $70,000 of which $14,000 remained unpaid at September 30, 2002.

In January 2002, the Company began leasing approximately $250,000 of computer hardware under a noncancelable master lease. The master lease contains six separate three-year operating leases that expire at various times through July 2005. In April 2002, this master lease was increased to $300,000. The master lease requires the Company to restrict cash of $345,000 as collateral.

In May 2002, the Company modified its inventory purchase commitment with a major supplier to purchase raw materials. The agreement reduced the required monthly commitment and extended the term of the agreement through August 2003. Under the amended inventory purchase commitment, the Company is required to purchase a total of $1.8 million of raw materials in 2002 and $2.5 million of raw materials in 2003.

In July 2002, Dr. H. Reginald McDaniel resigned as one of the Company’s medical directors. In connection with his resignation, the Company entered into a General Release Agreement and a Non-Compete and Confidentiality Agreement with Dr. McDaniel. Under the terms of these agreements, the Company agreed to pay Dr. McDaniel $90,000 related to the General Release Agreement and $25,000 a month, for one year, as consideration for Dr. McDaniel’s compliance with the non-compete clause.

On March 5, 2002, the board of directors elected to terminate the consulting agreement with Mr. Samuel L. Caster and hire him as an employee with substantially the same terms as his consulting agreement. The Company entered into an employment agreement with Mr. Caster on October 31, 2002, whereby Mr. Caster will be employed by the Company until December 31, 2005 and paid an annual salary of $600,000. Mr. Caster will also be eligible to participate in all of the employee benefits available to other Company executives. The Company is obligated to pay the remainder of the agreement until the earlier of December 31, 2005 or until Mr. Caster is terminated with cause, becomes incapacitated or dies.

NOTE 5    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations” and in August 2001, issued No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

The adoption of the above pronouncements as of January 1, 2002, had no significant impact on the Company’s financial condition, changes in financial conditions, results of operations or cash flows.

In April 2002, FASB issued Statements of Financial Accounting Standards No. 145 (“SFAS 145”) “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections” and in June 2002, issued No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities.”

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

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147 (“SFAS 147”) “Acquisitions of Certain Financial Institutions an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9.” SFAS 147 is effective October 1, 2002. SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. The Company believes there will be no impact of SFAS 147 on its consolidated financial condition, changes in financial conditions, results of operations and cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s financial position and its results of operations for the three and nine months ended September 30, 2002 compared to the same period in 2001. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Overview and Critical Accounting Policies and Estimates

Mannatech develops innovative, high-quality, proprietary nutritional supplements, topical products, and weight-management products that are sold through a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. New Zealand began operations on June 10, 2002. Mannatech’s Australian subsidiary is responsible for the distribution of its products into New Zealand. Currently, Mannatech operates as a single segment and primarily sells its products through a network of approximately 188,000 independent associates and members who have actively purchased products within the last year.

For a complete review of Mannatech’s critical accounting policies and new accounting pronouncements that may impact Mannatech’s operations refer to Mannatech’s Annual Report on Form 10-K for the year ended December 31, 2001. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech identified certain of its policies as being of particular importance to the portrayal of its financial condition and results of operations. These policies require the application of significant judgment by Mannatech’s management. Mannatech analyzes its estimates including inventory write-downs, tax valuation allowances, provisions for doubtful accounts, sales returns, contingencies and litigation and bases its estimates on Mannatech’s historical experience, industry standards and various other assumptions that may be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. An adverse effect on Mannatech’s financial condition, changes in financial conditions and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Mannatech’s critical accounting policies include the following:

•
Inventory value is compared to the market value of inventory and any inventory in excess of fair market value is written down. In addition, Mannatech reviews its inventories for obsolescence and any inventory identified as obsolete is written off. The determination is based on assumptions about demand for the products, estimated future sales, and management’s future plans. If actual sales or management plans are less favorable than those originally projected by management, additional inventory write-downs may be required. Inventory value at September 30, 2002 was $5.5 million, which includes an inventory reserve of $0.4 million.

•
Property and equipment are reviewed for impairment whenever an event or change in circumstances indicate the net book value of an asset or group of assets may be unrecoverable. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net book value. Currently, Mannatech believes its net book value approximates its expected cash flows; however, if the net book value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss would be recognized to the extent the net book value of the asset exceeds its fair value. Property and equipment net book value at September 30, 2002 was $8.4 million.

•
Mannatech evaluates the probability of realizing the future benefits of any net deferred tax assets and records a valuation allowance when it believes a portion or all of its net deferred tax assets will not be realized. Mannatech would have to record an additional valuation allowance if it is unable to realize the expected future benefits of its deferred tax assets. As of September 30, 2002, Mannatech had net deferred tax assets of $1.5 million.

•
Mannatech defers all of its revenue until the associate or member receives the shipment. Mannatech also defers a portion of its revenue from the sale of its starter and renewal packs when the revenue exceeds the total average wholesale value of all individual items included in such packs and amortizes such deferrals over a twelve-month period. Some of the packs contain an event admission pass that allows an associate free admission to a corporate sponsored event. Beginning in September 2002, some of the packs contain a one-year subscription to Mannatech’s monthly magazine. The one-year magazine subscription will begin in January 2003. Revenue from these packs is allocated between products, events admission, and magazine subscription revenue, based on each of their proportionate average fair value. The event admission revenue is amortized over a twelve-month period and the magazine subscription revenue will also be amortized over a twelve-month period, beginning January 1, 2003. Mannatech periodically changes the contents of its packs or shipping methods. In the future, if the contents of its packs change or its shipping methods change, Mannatech may have to defer additional revenue and recognize the deferred revenue over an extended period of time.

•
Statement Of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) requires capitalization of qualifying costs after the conceptual formulation stage has been completed. As a result of adopting SOP 98-1, Mannatech capitalizes qualifying costs related to the development of its internally-developed software applications including: GlycoScience.com, a scientific web database; Enterprise system, a sales and commission database; and Success Tracker™, a web-based training and marketing tool for its associates. Mannatech amortizes such qualifying costs over the estimated useful life of the software, which is either three or five years. Since adoption of SOP 98-1, Mannatech has capitalized a total of $4.8 million in internally-developed software and believes it has complied with SOP 98-1. If accounting standards change or if the capitalized software becomes obsolete, Mannatech may be required to write off its capitalized software, which as of September 30, 2002, had a net book value of $1.2 million.

General Summary

Mannatech primarily derives its revenues from sales of its products, starter and renewal packs, and shipping fees. Substantially all product sales are sold to independent associates at published wholesale prices and are sold to members at discounted published retail prices. Mannatech periodically changes its starter and renewal packs to meet the current market demands. Each starter and renewal pack includes some combination of its latest products and promotional materials. Mannatech tries to offer comparable associate packs in each country in which it does business; however, because each country has different regulatory guidelines, not all of Mannatech’s packs can be offered in all countries. Mannatech defers the recognition of revenue for product sales until its associates or members receive the products. On September 14, 2002, Mannatech implemented a price increase of approximately 4% for certain of its wholesale and retail sale prices. The net sales by country as a percentage of consolidated net sales and dollars are as follows:

Three months ended September 30,	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
2002	73.9%	11.3%	4.0%	1.2%	6.4%	3.2%	100.0%
2001	76.6%	14.2%	3.6%	1.3%	4.3%	—%	100.0%

Nine months ended September 30,	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
2002	75.6%	12.1%	4.5%	1.1%	5.6%	1.1%	100.0%
2001	77.4%	14.3%	3.4%	0.9%	4.0%	—%	100.0%

Three months ended September 30,	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
(in millions)
2002	$25.5	$3.9	$1.4	$0.4	$2.2	$1.1	$34.5
2001	$23.2	$4.3	$1.1	$0.4	$1.3	$—	$30.3

Nine months ended September 30,	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
(in millions)
2002	$77.8	$12.4	$4.6	$1.1	$5.8	$1.1	$102.8
2001	$75.0	$13.9	$3.3	$0.9	$3.9	$—	$97.0

Net sales for the three months and nine months ended September 30, 2002, in all countries except Canada increased as compared to the three months and nine months ended September 30, 2001. Consolidated net sales for the third quarter increased 13.9% as compared to the same quarter in the prior year. Year-to-date consolidated net sales increased 6.0% or $5.8 million to $102.8 million as compared to $97.0 million in the prior year. Mannatech largely attributes the increase in net sales to the increase in pack sales, expanding products offered in its international operations, and personnel changes in its international operations. Mannatech believes the 4% price increase for certain of its products had little impact on its net sales as a whole.

In the prior year, quarterly pack sales ranged between $4 million and $5 million. During 2002, quarterly pack sales have increased to a range between $7 million and $8 million. Mannatech believes the increase in pack sales directly correlates to the introduction of the recent cruise incentive and independent associates gaining a level of satisfaction and anticipation of its new global incentive/compensation plan, which was launched in September 2002. In the future, Mannatech believes that its international operations may account for an increasing percentage of its consolidated net sales as it expands the products offered in each of its international operations. Mannatech believes its increase in net sales is primarily dependant upon certain factors including the following:

•	continuing to follow and refine its product development strategy;

•	the success and acceptance of its global incentive/compensation plan and other incentives offered to its associates; and

•	expanding the number of independent associates and members who routinely purchase products.

Mannatech’s product development strategy is divided into three primary areas of focus, which are as follows:

•
Working to ensure that its entire spectrum of products is eventually made available in all countries in which it does business. Mannatech’s international expansion strategy was to open each international operation with only its core products. Once the market is established, Mannatech then researches to ensure there is a demand for its other products before registering its full spectrum of products into each country;

•
Continuing to develop new products that either compliment existing products or fulfill an unanswered customer demand. For example, in October 2001, Mannatech introduced CardioBALANCETM Heart Care Formula, a dietary supplement that helps provide a wide range of specific nutritional benefits designed to aid in keeping an already healthy cardiovascular system strong and well; and

•
Identifying alternative ingredients for its two discontinued products that contained ephedrine. In January 2002, Mannatech introduced a reformulated GlycoLEAN® Body System that encompassed various weight management products, new and updated comprehensive information, charts, better tasting meal replacement drinks, and a reformulated GlycoLEAN® Accelerator2™ that includes a new ephedrine-free ingredient. In July 2002, Mannatech discontinued two of its products that contained ephedrine—MVP and GlycoLEAN BODY SYSTEM® Accelerator™. Net sales for these products for the nine months ended September 30, 2002 and 2001 were $1.1 million and $2.1 million, respectively, which was 4.2% of its consolidated finished product sales.

Mannatech has worked for over two years to develop an effective global incentive/compensation plan that would offer new and innovative incentives to its associates. In January 2002, Mannatech began offering an innovative cruise incentive to its associates. Under the cruise incentive, associates must obtain certain sales levels to qualify for this incentive. Mannatech plans to continue to offer such innovative incentives in 2003 because it believes these types of incentives are successful and help stimulate pack sales. Finally, in September 2002, Mannatech rolled out its new global incentive/compensation plan for its associates. Mannatech believes the new plan will reward new associates more quickly. Under its branding program, Mannatech has rolled out its new look for its labels and brochures, which it believes gives Mannatech a more premium brand identity. Mannatech also plans to announce a new product in 2003, which may involve an antioxidant as Mannatech believes antioxidants play an important part in optimal health.

Costs of sales primarily consist of costs of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s associates and periodic write-downs of inventory. As the mix of products and packs changes, costs of sales and gross profit will also fluctuate due to the different gross margins on each pack or product sold. The mix of products is influenced by the introduction of new products, price changes, incentive programs, promotional and incentive activities, consumer demand, competitor’s products, economic conditions, and scientific studies.

Mannatech’s most significant expense is commissions and incentives paid to associates based on the associates’ direct and indirect product and pack sales. When Mannatech expanded internationally, it integrated the majority of its associates’ global incentive/compensation plan across all markets in which its products were sold, thereby paying commissions to its existing associates for direct and indirect global product sales. This global structure allows associates to build their global networks by expanding their existing downlines into newly-formed international markets rather than having to establish new downlines to qualify for commissions and the incentives within each new country.

On September 14, 2002, Mannatech launched its new global incentive/compensation plan for its associates. Overall, the new plan eliminated the binary commission that was paid only in the United States and Canada. In addition, the plan changed some qualifying measurements for certain existing commission types, increased the payouts of most other existing commissions paid, and introduced new commissions paid in order to concentrate commission payments on pack and product sales and rejuvenates network development. Under the new plan, commissions are expected to remain relatively consistent as a percentage of net commissionable sales. Mannatech generally pays commissions and incentives to associates based on the following:

•	associates’ placement and position within the incentive/compensation plan;

•	volume of an associate’s direct and indirect commissionable sales; and

•	achievement of certain levels to qualify for various incentive/compensation programs.

Operating expenses consist primarily of selling and administrative expenses and other operating costs. Selling and administrative expenses are a combination of both fixed and variable expenses and include salaries and benefits, contract labor, shipping and freight, and marketing-related expenses such as hosting Mannatech’s corporate-sponsored sales events. Other operating costs include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing expenses and miscellaneous operating expenses.

Income taxes include both domestic and foreign taxes. In 2001 and 2002, Mannatech’s United States federal statutory tax rate was 34%. Mannatech pays taxes in Australia and in the United Kingdom at a statutory tax rate of approximately 30%. Mannatech expects to pay taxes in Japan at a statutory tax rate ranging between 42% and 48%; however, since its inception, Mannatech has only reported net operating losses in Japan. Mannatech also pays taxes in various state jurisdictions at an approximate average effective tax rate of 3%. Due to its international operations, a portion of Mannatech’s income is subject to taxation in the countries in which it operates; however, it may receive foreign tax credits that would reduce the amount of United States taxes owed. Mannatech may not be able to use all of its foreign tax credits in the United States. Mannatech may also incur net operating losses that may not be fully realizable. Mannatech records a valuation allowance for any expected net operating losses that it may not be able to realize in the future.

Results of Operations

The following table summarizes Mannatech’s operating results as a percentage of net sales for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.4	17.6	17.7	17.4
Commissions	40.2	41.8	39.6	42.5

Gross profit	41.4	40.6	42.7	40.1
Operating expenses:
Selling and administrative expenses	23.7	23.2	24.5	23.3
Other operating costs	18.2	16.3	17.7	15.2
Severance expenses related to former executives	—	—	3.5	—

Income (loss) from operations	(0.5)	1.1	(3.0)	1.6

Interest income	0.2	0.2	0.2	0.2
Interest expense	0.0	0.0	0.0	0.0
Other income (expense), net	(0.1)	(0.1)	(0.2)	0.1

Income (loss) before income taxes	(0.4)	1.2	(3.0)	1.9
Income tax (expense) benefit	(0.6)	(0.5)	0.2	(0.9)

Net income (loss)	(1.0)%	0.7%	(2.8)%	1.0%

Number of starter packs sold	16,095	19,467	49,274	59,137
Number of renewal packs sold	10,816	9,094	34,128	31,201

Total number of packs sold	26,911	28,561	83,402	90,338

Total associates and members canceling	1,174	1,591	3,540	4,380

Three months ended September 30, 2002 compared with the three months ended September 30, 2001

Net sales.    Historically, the third calendar quarter is our slowest seasonal quarter. Net sales increased 13.9% to $34.5 million for the three months ended September 30, 2002 from $30.3 million for the comparable period in 2001. Net sales primarily consist of pack sales and product sales. For the three months ended September 30, 2002, the increase in net sales consisted of the following:

•	a $2.0 million increase in new pack sales;

•	a $0.8 million increase in renewal pack sales;

•	a $0.4 million increase related to the introduction of CardioBALANCE™, a new product introduced in October 2001;

•	a $1.6 million increase in existing product sales;

•	partially offset by a ($0.6 million) decrease related to the discontinuation of two of its existing products containing ephedrine.

Mannatech believes the increase in pack sales is in response to associates’ perceived satisfaction and anticipation of the changes to its global incentive/compensation plan, as well as, the incentives offered throughout 2002. Although renewal pack sales increased, the number of renewal packs decreased. The decrease in the number of renewal packs may have related to the prior year price increase.

For 2002, overall quarterly net pack sales have remained consistent at a level of $7 million or above as compared to a range of $4 to $5 million per quarter a year ago. The increase in product sales is the third consecutive quarter of increased product sales. The product sales increase primarily is a reflection of increased enrollment activities as well as expansion of the number of registered products for each of Mannatech’s international operations.

Cost of sales.    As a percentage of net sales, cost of sales decreased to 17.6% for the three months ended September 30, 2002 from 18.4% for the comparable period in 2001 due to the change in mix of finished goods sold and inventory write-offs of $525,000 in 2001 related to certain expired and obsolete inventory. Cost of sales increased 8.9% to $6.1 million for the three months ended September 30, 2002 from $5.6 million for the comparable period in 2001. The dollar increase in cost of sales was the result of the following:

•	the increased volume of finished goods sold;

•	the introduction of an incentive offer for a free product with the enrollment of an automatic order in 2002;

•	partially offset by the write-off of $525,000 in 2001 of expired and obsolete product inventory in the United Kingdom and Japan.

Commissions.    Commissions increased 18.0% to $14.4 million for the three months ended September 30, 2002 from $12.2 million for the comparable period in 2001. As a percentage of net sales, commissions increased to 41.8% for the three months ended September 30, 2002 from 40.2% for the comparable period in 2001. The increases were the result of an increase of $4.1 million in commissionable net sales, a change in product mix sold, and the effects of several new incentives.

Gross profit.    Gross profit increased 12.0% to $14.0 million for the three months ended September 30, 2002 from $12.5 million for the comparable period in 2001. The increase in gross profit was due to an increase in net sales. As a percentage of net sales, gross profit decreased to 40.6% for the three months ended September 30, 2002 from 41.4% for the comparable period in 2001. The decrease was primarily attributable to the addition of certain new associate incentive programs and a change in the mix of finished goods sold.

Selling and administrative expenses.    Selling and administrative expenses, as a percentage of net sales decreased to 23.2% for the three months ended September 30, 2002 from 23.7% for the comparable period in 2001. Selling and administrative expenses increased 11.1% to $8.0 million for the three months ended September 30, 2002 from $7.2 million for the comparable period in 2001. The dollar increase was primarily due to the following:

•
a $0.4 million increase in wages and payroll benefits related to the establishment of an in-house order processing and customer service center in each of Mannatech’s foreign operations except for Canada;

•	a $0.3 million increase in freight expense related to an increase in net sales; and

•	a $0.1 million increase in marketing expenses primarily related to corporate-sponsored events held in July and August of 2002.

Other operating costs.    As a percentage of net sales, other operating costs decreased to 16.3% for the three months ended September 30, 2002 from 18.2% for the comparable period in 2001. The percentage decrease was primarily the result of an increase in net sales and the reduction of various operating expenses related to bringing customer service and order processing in house. Other operating costs increased 1.8% to $5.6 million for the three months ended September 30, 2002 from $5.5 million for the comparable period in 2001. The slight dollar increase was primarily due to the following:

•	a $0.4 million increase in travel expenses primarily related to personnel changes in its international operations;

•	a $0.2 million increase related to the severance and non-compete agreements with a former employee;

•	a $0.3 million increase primarily related to annual insurance premiums and depreciation expense;

•
partially offset by a ($0.5 million) decrease related to savings from canceling various contracts with third-party vendors who provided Mannatech’s international operations with office space, equipment, and staff for a set fee; and

•	a ($0.3 million) decrease primarily in consulting services related to the cancellation of various international consulting contracts.

Interest income.    Interest income increased 37.7% to $73,000 for the three months ended September 30, 2002 from $53,000 for the comparable period in 2001. The increase was primarily due to the increase in average cash balances.

Interest expense.    Interest expense decreased (33.3%) to $6,000 for the three months ended September 30, 2002 from $9,000 for the comparable period in 2001. The decrease was primarily due to the repayment of existing capital leases and notes payable, partially offset by financing the renewal of Mannatech’s annual product liability insurance premium for 2002.

Other income (expense), net.    Other income (expense), net consists primarily of foreign currency translation adjustments related to Mannatech’s foreign operations. Other income (expense), net increased to ($34,000) for the three months ended September 30, 2002 from ($30,000) for the comparable period in 2001.The increase is primarily the result of fluctuations in the Australian and Japan currency exchange rates.

Income tax (expense) benefit.    Income tax (expense) benefit increased to ($191,000) for the three months ended September 30, 2002 from ($182,000) for the comparable period in 2001. In 2002, Mannatech’s effective tax rate was comparable to its statutory rate. In 2001, Mannatech’s effective tax rate was (148.0%), which was significantly in excess of its statutory rate, primarily as a result of the change in the relationship between Mannatech’s domestic and foreign taxable income and the related valuation allowance for its Japan operations.

Net income (loss).    Net income (loss) increased to $229,000 for the three months ended September 30, 2002 from ($305,000) for the comparable period in 2001. As a percentage of net sales, net income (loss) increased to 0.7% for the three months ended September 30, 2002 from (1.0%) for the comparable period in 2001. Mannatech reported diluted earnings per share of $0.01 for the three months ended September 30, 2002 as compared to a loss per share of ($0.01) for the comparable period in 2001. The increase was primarily the result of increased sales and curtailment of certain operating expenses.

Nine months ended September 30, 2002 compared with the nine months ended September 30, 2001

Net sales.    Net sales increased 6.0% to $102.8 million for the nine months ended September 30, 2002 from $97.0 million for the comparable period in 2001. Net sales primarily consist of both pack sales and product sales. For the nine months ended September 30, 2002, the increase in net sales consisted of the following:

•	a $5.0 million increase in new pack sales;

•	a $2.2 million increase in renewal pack sales;

•	a $1.0 million increase related to the introduction of CardioBALANCE™, a new product introduced in October 2001;

•	partially offset by a decrease of ($1.4 million) in existing product sales; and

•	a ($1.0 million) decrease related to the discontinuation of two of its existing products that contained ephedrine.

The increase in net pack sales for the nine months ended September 30, 2002 is primarily related to the new cruise incentives offered to Mannatech’s associates and associates’ perceived satisfaction and anticipation with Mannatech’s new global incentive/compensation plan. Although renewal pack sales increased, the number of renewal packs decreased. The decrease in the number of renewal packs may have related to the prior year price increase. The decrease in existing product sales appears to be concentrated in Mannatech’s North American operations; however, the decrease continues to narrow. The decrease in existing product sales correlates to the decrease in associates purchasing products within the last year, partially offset by expanding the number of registered products for each of Mannatech’s international operations.

Cost of sales.    As a percentage of net sales, cost of sales decreased to 17.4% for the nine months ended September 30, 2002 from 17.7% for the comparable period in 2001. The decrease resulted from the change in mix of finished goods sold and inventory write offs of $0.8 million in 2001. Cost of sales increased 4.7% to $17.9 million for the nine months ended September 30, 2002 from $17.1 million for the comparable period in 2001. The dollar increase in cost of sales was the result of the following:

•	the increased volume of finished goods sold;

•	the introduction of an incentive offer for a free product with the enrollment of an automatic order in 2002;

•	partially offset by the write off of $0.8 million in 2001 of expired and obsolete product inventory in the United Kingdom and Japan.

Commissions.    Commissions increased 13.5% to $43.7 million for the nine months ended September 30, 2002 from $38.5 million for the comparable period in 2001. As a percentage of net sales, commissions increased to 42.5% for the nine months ended September 30, 2002 from 39.6% for the comparable period in 2001. The increases were the result of an increase of $6.5 million in commissionable net sales, a change in product mix sold, and the effects of several new incentives.

Gross profit.    Gross profit decreased (0.5%) to $41.2 million for the nine months ended September 30, 2002 from $41.4 million for the comparable period in 2001. As a percentage of net sales, gross profit decreased to 40.1% for the nine months ended September 30, 2002 from 42.7% for the comparable period in 2001. The decreases were primarily attributable to the additional incentives and compensation paid to Mannatech’s associates, a change in mix of finished goods sold, partially offset by an increase in net sales.

Selling and administrative expenses.    As a percentage of net sales, selling and administrative expenses decreased to 23.3% for the nine months ended September 30, 2002 from 24.5% for the comparable period in 2001. This decrease primarily related to the change in mix of fixed and variable costs and an increase in net sales. However, selling and administrative expenses slightly increased 0.4% to $23.9 million for the nine months ended September 30, 2002 from $23.8 million for the comparable period in 2001. The dollar increase was primarily due to an increase of $0.6 million in compensation and related employee benefits related to hiring Samuel L. Caster as its Chairman of the Board and canceling his consulting agreement, hiring a general legal counsel in October 2001, and establishing in-house order processing and customer service centers in each of its international operations, except Canada. This was partially offset by a decrease of ($0.5 million) in marketing expenses primarily related to reducing the number of corporate sponsored sales events held in international countries.

Other operating costs.    Other operating costs decreased (9.3%) to $15.6 million for the nine months ended September 30, 2002 from $17.2 million for the comparable period in 2001. As a percentage of net sales, other operating costs decreased to 15.2% for the nine months ended September 30, 2002 from 17.7% for the comparable period in 2001. The dollar decrease was primarily due to the following:

•
a decrease of ($1.7 million) related to the termination of various contracts with third party vendors who provided Mannatech’s international operations with office space, equipment, and staff for a set fee;

•
a decrease of ($1.1 million) related to the cancellation of various consulting contracts related to Mannatech’s international operations and canceling the consulting contract with Samuel L. Caster, effective March 2002;

•	partially offset by an increase of $0.3 million in travel expenses related to personnel changes in its international operations;

•	an increase of $0.3 million in annual insurance premiums related to general and product liability insurance coverage;

•	an increase of $0.2 million related to the severance and non-compete agreements with a former employee; and

•	an increase of $0.4 million in various other operating expenses related to the increase in net sales.

Severance expenses related to former executives.    In 2001, management entered into three separation agreements with former executives for a charge of $3.4 million. The $3.4 million consisted of compensation related to the cancellation of their employment agreements, accrued vacation, health insurance, and automobile expenses that will be paid to the former employees at various times through 2004.

Interest income.    Interest income increased 4.8% to $218,000 for the nine months ended September 30, 2002 from $208,000 for the comparable period in 2001. The increase was primarily due to the increase in average cash balances.

Interest expense.    Interest expense decreased (25.0%) to $18,000 for the nine months ended September 30, 2002 from $24,000 for the comparable period in 2001. The decrease was primarily due to the pay off and repayment of existing notes payable and various capital leases.

Other income (expense), net.    Other income (expense), net consists primarily of foreign currency translation adjustments related to Mannatech’s foreign operations. Other income (expense), net decreased to $15,000 for the nine months ended September 30, 2002 from ($132,000) for the comparable period in 2001. The dollar decrease is the result of fluctuations in the Japan and Australian currency exchange rates.

Income tax (expense) benefit.    Income tax (expense) benefit was ($850,000) for the nine months ended September 30, 2002 and $194,000 for the comparable period in 2001. In 2002, Mannatech’s effective tax rate was comparable to its statutory rate. In 2001, Mannatech’s effective tax rate was (6.7%), which was significantly below its statutory rate primarily because of the relationship between Mannatech’s domestic and foreign taxable income and the related valuation allowance for its Japan operations.

Net income (loss).    Net income (loss) increased to $1.1 million for the nine months ended September 30, 2002 from ($2.7 million) for the comparable period in 2001. As a percentage of net sales, net income (loss) was 1.0% for the nine months ended September 30, 2002 as compared to (2.8%) for the comparable period in 2001. Mannatech reported diluted earnings per share of $0.04 for the nine months end September 30, 2002 as compared to a loss per share of ($0.11) per share for the comparable period in 2001. The increase was primarily the result of an increase in net sales, a decrease in certain operating costs, and recording a severance charge in 2001 of $3.4 million related to the resignation of various executives. This was partially offset by an increase in commissions related to the introduction of certain new associate incentives in 2002.

Liquidity and Capital Resources

Generally, Mannatech’s principal needs of funds have been to fund its operating expenses including commissions, capital expenditures, and inventory purchases. Historically, Mannatech has generally funded its business objectives, working capital, and operations primarily through reliance on its cash flows from operations rather than incurring long-term debt to fund operations. Mannatech plans to continue to fund its business objectives, working capital, and operations primarily through its cash flows from operations.

Cash and cash equivalents.    Mannatech’s cash and cash equivalents increased to $11.5 million at September 30, 2002 from $9.9 million at December 31, 2001 primarily as a result of increased operating profits and a reduction in Mannatech’s inventories.

Working Capital.    Mannatech’s working capital increased to $8.1 million at September 30, 2002 from $5.9 million at December 31, 2001. The increase in working capital was primarily attributable to a larger decrease in its current liabilities as compared to the decrease in its current assets. Current assets included an increase in cash and cash equivalents of $1.6 million, which was primarily due to the increase in net sales and the curtailment of operating expenses, offset by a $2.9 million decrease in inventory due to the reduction of raw materials on hand. The decrease in current liabilities primarily related to the payments of $0.9 million related to severance payments and a net decrease of $2.6 million in accounts payable and accrued expenses.

Mannatech’s cash flows consist of the following:

For the nine months ended September 30,
Provided by (used in):	2002		2001
Operating activities	$3.4 million		$3.7 million
Investing activities	($1.2 million	)	($0.9 million	)
Financing activities	($0.6 million	)	($2.7 million	)

Operating activities.    For the nine months ended September 30, 2002, operating activities primarily consisted of $4.1 million in earnings before depreciation and amortization, a $2.9 million decrease in inventories and a $0.4 million decrease in prepaid expenses and other current assets, partially offset by the decrease in operating expense accruals of $2.7 million and severance payments of $1.6 million. The combination of minimizing inventory levels while costs remained constant resulted in the improvement of Mannatech’s inventory turnover ratio from 1.93 to 3.49 for the nine months ended September 30, 2001 and 2002, respectively.

For the nine months ended September 30, 2001, operating activities were largely affected by a decrease in inventory of $3.0 million, partially offset by a reduction in operating expense accruals of $1.4 million. The decrease in inventory and operating expense accruals were the result of closing the Internet subsidiary and reducing current inventory levels. The net loss of $2.7 million in the periods was more than offset by the $2.9 million of depreciation and amortization and a $2.1 mi increase in accrued severance payments.

Investing activities.    For the nine months ended September 30, 2002, investing activities consisted of $0.9 million in capital asset additions, primarily related to internally-developed computer software, and restricting $0.3 million in cash as collateral as required by the master operating lease. Mannatech estimates it will purchase between $0.5 million and $0.7 million in additional computer hardware and software for the remainder of 2002 and will purchase up to $2.5 million in 2003. Mannatech also intends to purchase and install a new financial reporting system. Finally, in 2003, Mannatech plans to explore various alternatives to modify and/or replace its Enterprise system database. The replacement should enhance Mannatech’s operating systems and increase its functionality. The project is estimated to be completed in 2004.

For the nine months ended September 30, 2001, investing activities primarily consisted of capital asset purchases of $1.1 million related to upgrading some computer hardware and software, partially offset by $0.1 million of repayments of notes receivable due from certain storeholders/affiliates.

Financing activities.    For the nine months ended September 30, 2002, financing activities consisted of repayments of capital leases and notes payable. For the nine months ended September 30, 2001, financing activities consisted of the elimination of book overdrafts of $1.5 million, repayments of capital leases and notes payable of $0.6 million and the repurchase of common stock from Mr. Charles E. Fioretti of $0.7 million. The repurchase agreement with Mr. Fioretti was terminated in September 2001.

At September 30, 2002, related party notes receivable, net of an allowance of $31,000, totaled $385,000. The notes receivable are composed of five separate notes from former officers and shareholders. Two of the five notes were due from Gary Watson and William C. Fioretti, whose balances at September 30, 2002 were $31,000 and $139,000, respectively. Gary Watson has not made his annual scheduled payments for the last two years and as a result, Mannatech established a provision for doubtful accounts of approximately $31,000 related to his notes receivable. William C. Fioretti has not made his annual scheduled payment in 2002, which was $47,508. In September 2002, Mannatech filed a lawsuit against Mr. Fioretti demanding repayment of this note receivable.

Mannatech generally generates positive cash flows from operations and believes that its existing liquidity and cash flows from operations, including current cash on hand of $11.5 million, capital resources and limited finance company’s borrowings, including a master operating lease line-of-credit totaling $300,000, together with the continued suspension of dividend payments to shareholders, should be adequate to fund its business operations and commitments for the next twelve months. Mannatech believes most of its expenses are primarily variable in nature and, as a result, a reduction in its revenues would result in a reduction of future cash flow needs. However, if existing capital resources or cash flows become insufficient to meet Mannatech’s current business plans and existing capital requirements, Mannatech would be required to raise additional funds, which it cannot assure will be available on favorable terms, if at all.

Currently, Mannatech’s existing and future obligations include the following:

•
funding the remaining $1.1 million in payments related to the resignations of former executives. Under the terms of the various separation agreements entered into during 2001, Mannatech is required to pay the remaining aggregate amount of $1.1 million, of which $0.8 million will be paid over the next twelve months;

•
funding the payments relating to the renewal of its annual premium for its general and product liability insurance policies, totaling approximately $251,000, which were financed with a finance company and due in monthly installments through April 2003;

•	funding the remaining non-compete payments to a former medical director, of $225,000, payable in installments of $25,000; and

•
funding the inventory purchase commitment with its major supplier of Manapol®, one of the key ingredients used in Mannatech’s proprietary compound—Ambrotose® complex. The inventory purchase commitment requires Mannatech to purchase inventory of $1.8 million in 2002, of which $0.9 million remains for 2002 and $2.5 million in 2003.

In addition to Mannatech’s accounts payable and accrued expenses, Mannatech has approximate future maturities of notes payable, capital leases, severance payments to executives, inventory purchase commitments and minimum rental commitments related to various non-cancelable operating leases as follows (in thousands):

	For the three months ended December 31,	For the year ended December 31,
	2002	2003	2004	2005	2006	Thereafter
Notes payable	$122	$129	$—	$—	$—	$—
Capital leases	7	7	8	—	—	—
Severance payments to former executives	107	800	150	—	—	—
Non-compete agreement	75	150	—	—	—	—
Inventory purchase commitments	918	2,450	—	—	—	—
Minimum rental commitment related to noncancellable operating leases	373	1,100	887	763	738	303

	$1,602	$4,636	$1,045	$763	$738	$303

Mannatech has no present commitments or agreements with respect to any acquisitions or purchases of any manufacturing facilities. Mannatech believes any unanticipated future changes in its operations could consume available capital resources faster than anticipated. Mannatech also believes that its existing capital requirements depend on its ability to continue to refine and introduce high-quality products that attract new associates and help retain its current group of associates and members.

During 2001, Mannatech entered into various financing agreements to finance insurance premiums totaling $0.8 million. The notes required a 25% down payment, accrue interest at 9.15%, and are due in eight monthly payments through July 2002. In January 2002, Mannatech entered into a three-year capital lease to lease warehouse equipment for $32,500. In March 2002, Mannatech entered into a financing agreement to finance the renewal of one of its annual insurance premiums totaling $0.3 million. The note required a 25% down payment, accrues interest at 8.5% interest, and is due in eight monthly payments through October 2002. In July 2002, Mannatech entered into a financing agreement to finance the renewal of one of its annual insurance premiums totaling $0.3 million. The note required a 25% down payment, accrues interest at 7.5%, and is due in nine monthly payments through April 2003.

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

Mannatech is currently evaluating the impact of SFAS 145 and 146 on its consolidated financial condition, changes in financial conditions, results of operations, and cash flows.

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147 (“SFAS 147”) “Acquisitions of Certain Financial Institutions an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9.” SFAS 147 is effective October 1, 2002. SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. The Company believes there will be no impact of SFAS 147 on its consolidated financial condition, changes in financial conditions, results of operations, and cash flows.

Outlook

Mannatech believes it is well positioned for the remainder of 2002 and believes its renewed growth and increase in net pack sales for the nine months ended September 30, 2002 as compared to the comparable period in 2001, is a promising indication of future product sales potential. Mannatech believes the outcome of the remainder of 2002 remains contingent upon the success of retaining and expanding its associate and member base and the continued acceptance of its new and improved global associate incentive/compensation plan.

Forward-Looking Statements

Certain disclosure and analysis included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” “Other Information” and Notes to Consolidated Financial Statements, and elsewhere in this report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements, other than statements of historical fact, are considered forward-looking statements and reflect the current view of Mannatech about future events and financial performance. These forward-

looking statements are subject to certain events, risks, and uncertainties that may be outside Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	existing capital resources and cash flows being adequate to fund future cash needs;

•	management’s plans and objectives for its future operations;

•	the realization of deferred tax assets;

•	the net book value of its assets approximately its expected future cash flows;

•	the impact of a price increase on its net sales;

•	the ability to maintain current levels of operating expenditures and the variable nature of its operating expenses;

•	the impact of market changes due to its exposure to foreign currency translations;

•	the future impact that its international operations may account for an increasing percentage of its consolidated net sales;

•	the impact of its product development strategy;

•	its ability to offer new innovative incentives in the future;

•	its new global incentive/compensation plan rewarding new associates more quickly and remaining relatively constant as, as a percentage of net commissionable sales;

•	no significant impact on its financial condition, changes in financial conditions, results of operations or cash flows by recent accounting pronouncements;

•	the outcome of regulatory and litigation matters;

•	the growth in its pack sales indicating future product sales potential;

•	the establishment of certain policies, procedures, and internal processes to combat exposure to market risk.

Actual results and developments may materially differ from those expressed in, or implied by, such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;

•	future manufacturing costs;

•	the impact of any existing or future changes to Mannatech’s global incentive and compensation plans;

•	the retention and expansion of Mannatech’s associate and member base;

•	timely development and acceptance of new products or refinements of existing products;

•	the markets for Mannatech’s domestic and international operations;

•	the global statutory tax rates remaining unchanged;

•	the impact of new competition and competitive products and pricing;

•	the political, social and economic climate in which Mannatech conducts its operations; and

•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

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

Mannatech is exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect Mannatech’s financial results. Changes in exchange rates may positively or negatively affect its financial results, as expressed in United States dollars. When the United States dollar strengthens against currencies in which products are sold or there is a weakening exchange rate against currencies in which Mannatech incurs costs, net sales or costs may be adversely affected.

Mannatech has established policies, procedures and internal processes, which it believes will help monitor any significant market risks. Currently, Mannatech does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations, and projected transactions denominated in foreign currency. Mannatech cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial position, results of operations or cash flows. However, Mannatech believes it monitors current fluctuations for exposure to such market risk. Currently, the foreign currencies in which Mannatech has exposure to foreign currency exchange rate risk include Canada, Australia, the United Kingdom, Japan, and New Zealand. The high and low currency exchange rates to the United States dollar, for each of these countries, for the nine months ended September 30, 2002 are as follows:

Country/Currency	High	Low
Canadian/Dollar	$0.66200	$0.61920
Australia/Dollar	$0.57610	$0.50690
United Kingdom/British Pound	$1.58450	$1.40870
Japan/Yen	$0.00863	$0.00742
New Zealand/Dollar	$0.49690	$0.41590

Item 4.    Controls and Procedures

Mannatech’s chief executive officer and its chief financial officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report on Form 10-Q, that Mannatech’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Mannatech in the report filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Mannatech in such reports is accumulated and communicated to its management, including Mannatech’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in Mannatech’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

On March 5, 2002, the board of directors elected to terminate the consulting agreement with Mr. Samuel L. Caster and hire him as an employee with substantially the same terms as his consulting agreement. Mannatech entered into an employment agreement with Mr. Caster on October 31, 2002, whereby Mr. Caster will be employed by Mannatech until December 31, 2005 and paid an annual salary of $600,000. Mr. Caster will also be eligible to participate in all of the employee benefits available to other executives of Mannatech. Mannatech is obligated to pay the remainder of the agreement until the earlier of December 31, 2005 or until Mr. Caster is terminated with cause, becomes incapacitated or dies.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

3.1
Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on
October 28, 1998.

3.2
Fourth Amended and Restated Bylaws of Mannatech dated April 27, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1
Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1	Employment Agreement dated October 31, 2002, entered into between Mannatech and Mr. Samuel L. Caster.*

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.*

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.*

*	filed herein

(b)  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

November 14, 2002	/s/ ROBERT M. HENRY
Robert M. Henry Chief Executive Officer and Director (principal executive officer)

November 14, 2002	/s/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher Senior Vice President and Chief Financial Officer (principal financial officer)

Certification of
Chief Executive Officer
of Mannatech, Incorporated

This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-Q (the “Form 10-Q”) for the quarter ended September 30, 2002 of Mannatech, Incorporated.

I, Robert M. Henry, the Chief Executive Officer of Mannatech, Incorporated, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mannatech, Incorporated (the “Registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and its audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls, which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Robert M. Henry
Robert M. Henry
Chief Executive Officer

Certification of
Chief Financial Officer
of Mannatech, Incorporated

This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-Q (the “Form 10-Q”) for the quarter ended September 30, 2002 of Mannatech, Incorporated.

I, Stephen D. Fenstermacher, the Chief Financial Officer of Mannatech, Incorporated, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mannatech, Incorporated (the “Registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to Mannatech’s auditors and its audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls, which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Stephen D. Fenstermacher
Stephen D. Fenstermacher
Chief Financial Officer

INDEX TO EXHIBITS

3.1
Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on
October 28, 1998.

3.2
Fourth Amended and Restated Bylaws of Mannatech dated April 27, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1
Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1	Employment Agreement dated October 31, 2002, entered into between Mannatech and Mr. Samuel L. Caster.*

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.*

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.*

*	filed herein