Form 10-K
period 2002-12-31
MANNATECH INC
filed 2003-03-31
CIK 1056358

2002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THIS

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-24657

MANNATECH, INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Texas	75-2508900
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 S. Royal Lane, Suite 200, Coppell, Texas	75019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (972) 471-7400

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Title of each class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2002 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $33,127,700. The number of shares of the Registrant’s common stock outstanding as of March 20, 2003 was 25,134,840.

Documents Incorporated by Reference

Mannatech incorporates information required by Part III (Items 10, 11, 12, and 13) of this report by reference to its definitive proxy statement for the Registrant’s 2003 annual shareholders’ meeting to be filed pursuant to Regulation 14A on or before April 30, 2003.

Special Note Regarding Forward-Looking Statements

Certain disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance or other statements other than statements of historical fact are considered forward-looking statements and reflect the current views about the future events and financial performance of Mannatech, Incorporated, also referred to herein as Mannatech or the Company. These forward-looking statements are subject to certain events, risks, and uncertainties that may be outside Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	management’s plans and objectives for Mannatech’s future operations;
•	existing cash flows being adequate to fund future capital needs;
•	future plans related to budgets, future capital requirements, and anticipated capital projects and obligations;
•	the realization of Mannatech’s net deferred tax assets;
•	the ability to curtail Mannatech’s operating expenditures;
•	global statutory tax rates remaining unchanged;
•	the impact of future market changes due to exposure to foreign currency translations;
•	the possibility of certain policies, procedures, and internal processes minimizing Mannatech’s exposure to market risk;
•	the impact of accounting pronouncements on Mannatech’s financial condition, results of operations, or cash flows;
•	the outcome of regulatory and litigation matters; and
•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	expected future product development;
•	product mix changing and/or manufacturing costs changing;
•	the future impact of any changes to Mannatech’s global associate career and compensation plan;
•	the ability to attract and retain associates;
•	regulatory changes that affect Mannatech’s operations and/or products;
•	the impact of competition, competitive products, and pricing;
•	the political, social, and economic climate in which Mannatech conducts its operations; and
•	the risk factors described in this report, as well as other reports filed by Mannatech with the Securities and Exchange Commission.

Forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “projects,” “potential,” and “continues” or the negative of such terms and other comparable terminology. Readers are cautioned when considering these forward-looking statements to keep in mind these risks and uncertainties and any other cautionary statements in this report, as all of the forward-looking statements contained herein speak only as of the date of this report.

Unless stated otherwise, all financial information throughout this report and in the Consolidated Financial Statements and related Notes include Mannatech, Incorporated and all of its subsidiaries on a consolidated basis and may be referred to herein as “Mannatech,” “the Company,” “its,” “we,” “our,” or “their.” Mannatech’s products are not intended to diagnose, cure, treat, or prevent any disease. Statements about Mannatech’s products contained in this report have not been evaluated by the Food and Drug Administration, also referred to herein as the FDA.

PART I

Item 1. Business

General

Mannatech has operated for almost a decade developing innovative, high-quality, proprietary nutritional supplements, topical products, and weight-management products that are sold through a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. The New Zealand operation began in June 2002 and is serviced by Mannatech’s Australian operation. Currently, Mannatech operates as a single segment and primarily sells its products through a network of approximately 200,000 independent associates and members who have purchased Mannatech’s products within the last 12 months.

Mannatech believes that specific carbohydrates and antioxidants are essential to maintaining a healthy immune system and that food alone does not provide the amount of nutrients the body needs for optimal cell-to-cell communication or to combat the harmful free radicals found in today’s environment, including pollutants in the air, food, and water. Based on this philosophy, Mannatech formulates high-quality, primarily naturally-occurring, plant-derived, carbohydrate-based products that work through the body’s normal physiology rather than developing synthetic-based products that are easily duplicated and considered less effective. Mannatech bases its products on scientific advances in the emerging field of phytochemistry, where certain naturally-occurring components of various plants, known as “phytochemicals,” are believed to help support optimal health and wellness.

In late 1993, Mannatech first introduced products containing Manapol®. Manapol® is an ingredient that helps cell-to-cell communication and is included in Mannatech’s proprietary-blend of glyconutrients called Ambrotose® Complex. Ambrotose® Complex was introduced by Mannatech in 1996 to combine naturally-occurring monosaccharides and polysaccharides, which contain specific sugars essential to help support optimal cell-to-cell communication. Currently Ambrotose® Complex is a key compound found in all but one of Mannatech’s 29 different products. In addition, in 2001, Mannatech developed Ambroglycin™, which is a proprietary, balanced food-mineral matrix supplement that delivers certain vitamins, chelated minerals, trace minerals, antioxidant co-factors, and Ambrotose® Complex to the body. Mannatech is committed to introducing new products that are designed to support overall health and wellness and may focus on specific systems and functions of the human body, including:

•	general health and wellness;
•	cell-to-cell communication;
•	performance nutrition;
•	growth essentials;
•	skin care;
•	childrens’ general health and wellness; and
•	weight-management.

Mannatech believes its business and products are well-suited to network-marketing. Network-marketing is an effective communication channel that allows Mannatech to effectively educate consumers about the unique potential benefits of its products, as well as the science of its products. Additionally, Mannatech believes network-marketing allows it to introduce products into the marketplace more quickly and at a lower cost than other more conventional marketing methods. Furthermore, Mannatech believes network-marketing allows its independent associates to supplement their income or develop financial freedom by building their own businesses.

2002 proved to be a year of both challenges and accomplishments for Mannatech. Mannatech’s business accomplishments during the last 12 months included:

•	the completion and launch of its new global associate career and compensation plan;
•	the realignment of its entire international executive team;
•	the completion of phase one of its marketing strategy, which included improving Mannatech’s brand image and recognition by redesigning its product labels and introducing new brochures that provide an overview of Mannatech, its products, and its new global associate career and compensation plan; and

•	the improvement of its overall financial performance.

Since its initial public offering in February 1999, Mannatech’s common stock has traded on the Nasdaq National Market under the symbol “MTEX.” Information for each of Mannatech’s most recent five fiscal years, with respect to the amounts of net sales, results of operations, and identifiable assets is set forth in Item 6 – Selected Financial Data of this report.

Mannatech’s principal executive offices are located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019 and its telephone number is (972) 471-7400. Mannatech’s corporate filings can be viewed on its corporate website at www.mannatech.com or obtained by contacting its investor relations department at (972) 471-6512 or IR@mannatech.com.

Industry Overview

According to the Nutrition Business Journal, the global nutrition industry was a $150 billion industry in 2001 and is projected to grow by approximately 6% annually through 2004 and 3.3% annually from 2005 through 2007. This projected growth equates to an annual growth rate of approximately $8.4 billion a year for the next five years. The Nutrition Business Journal defines the global nutrition industry as companies that sell vitamins, minerals, herbs and botanicals, sports performance products, organic food, personal care products, and functional foods. Mannatech expects the global nutrition industry to continue to grow as a result of the following:

•	the United States Congress established the Office of Alternative Medicine and the Office of Dietary Supplements within the National Institutes of Health to foster research into alternative medical treatments and to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease;

•	the Dietary Supplement Health and Education Act of 1994, which allows vendors of dietary supplements to educate consumers regarding certain effects of specific ingredients;

•	widespread and growing consumer interest on the issues of diet, nutrition and health, and the effect of nutritional supplements on diet, nutrition and health;

•	by 2010, the United States population is projected to spend one out of every four dollars on health and wellness related products;

•	the expansion of nutritional products offered resulting from additional scientific research;

•	a growing trend toward alternative healthcare and treatments due to the rising costs of conventional health care and prescription drugs;

•	an increased interest in exercise and fitness activities, fitness facilities, and stress management programs; and

•	an increase in an aging population, in particularly 78 million baby-boomers, who are reaching age 50 at a rate of 10,000 per day, and who are expected to purchase products and services associated with maintaining optimal health and wellness.

Mannatech believes it can benefit from the projected growth in the global nutrition industry by the following:

•	increasing its market share by offering high-quality, innovative products that focus on optimal health and wellness and that complement its existing product lines;

•	completing its marketing strategy of redesigning its product labels to improve its brand image and increase brand recognition;

•	continuing to improve and refine its global associate career and compensation plan to increase associate retention;

•	focusing on expanding international market share; and

•	continuing to emphasize brand awareness and its operating strengths.

Operating Strengths

1.	High-Quality, Innovative, Proprietary Products. Mannatech’s overall product concept is simple and based on the scientific belief that certain carbohydrates and antioxidants are essential for maintaining a healthy immune system and that food alone does not provide the amount of nutrients the body needs for optimal cell-to-cell communications or to combat the harmful free radicals found in today’s environment including pollutants in the air, food, and water. As result, Mannatech believes nutritional supplements should be added to a balanced diet to help achieve and maintain optimal health and wellness.

Mannatech focuses its product development on the fundamental discovery that the body needs eight monosaccharides to support cell-to-cell communication and help maintain optimal health and wellness. Mannatech’s products are predominately formulated with naturally-occurring, plant-derived, carbohydrate-based products that are designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness rather than attempting to develop synthetic, carbohydrate-based products, as many other companies are doing.

In 1996, Mannatech introduced its proprietary blend of glyconutrients called Ambrotose® Complex, which Mannatech believes distinguishes Mannatech as a leader in the nutritional supplements industry. Mannatech believes no other combination of vitamins, minerals, amino acids, or herbals can replace the saccharides found in Ambrotose® Complex. As a result, Mannatech has filed several patents in the United States and abroad for this compound. Mannatech believes that using this compound in its high-quality, proprietary products is important to differentiate and distinguish its products from its competitors’ products.

2.	Research and Development Efforts. Mannatech believes in quality research and development. Mannatech uses many rigorous processes for new product development and for continued testing of existing products. Mannatech begins its new product development process with a concept for a new product. The new product concept is first introduced to Mannatech’s committee of researchers and developers. If the committee believes there is a demand for the product, Mannatech’s board of directors, executive team, or outside consultants further examine the product concept. Once a new product concept is identified as compatible with Mannatech’s overall business philosophy and demonstrates the potential to produce an adequate return on investment the product is either internally investigated or investigated by one of Mannatech’s consultants. As part of its research efforts, Mannatech identifies the most effective formula, the most efficient suppliers, and the highest-quality manufacturers for each new product concept. Finally, before launching the new product Mannatech ensures that the product is thoroughly tested and that it passes Mannatech’s comprehensive quality assurance program.

Mannatech’s existing products must also pass its comprehensive quality assurance program to maintain such high-quality products. Mannatech continually seeks to identify clinical studies to further validate its products. Mannatech believes it offers a variety of resources detailing its product research and quality assurance program including a scientific Internet database, called GlycoScience.com, and a corporate website, which describe its research and its products.

Mannatech believes that its research and development team of experienced personnel, as well as its facilities and strategic alliances with its suppliers, consultants, and manufacturers allow it to effectively identify, develop, and market high-quality, innovative, proprietary products that will increase its competitive advantage in the marketplace. Mannatech incurred expenses of $4.8 million, $3.4 million, and $3.4 million, in 2000, 2001, and 2002, respectively, related to its various research and development efforts. Historically, Mannatech has budgeted between 2% and 3% of its annual net sales for its various research and development efforts. In 2003, Mannatech projects it will spend between $3.5 million and $4.0 million for its research and development efforts. These research and development efforts are led by a research team comprised of several scientists with significant years of experience including designing products based on carbohydrate-based technology. Certain research and development efforts are conducted in Mannatech’s laboratory, which is equipped with the capability of performing gas and liquid chromatography and mass spectrometers that are used to:

•	develop and maintain Mannatech’s quality standards;
•	support various research and development efforts for new naturally-occurring compounds and products; and
•	help improve existing products.

3.	Quality Assurance Program. Mannatech believes in using only high quality ingredients and requires a high standard of production for manufacturing its products. Mannatech’s team of quality assurance professionals, research scientists and doctors is comprised of professionals who have significant experience in the pharmaceutical industry. Mannatech’s quality assurance team ensures that Mannatech’s quality standards are consistently met by routinely inspecting and testing its products in its laboratory.

Mannatech’s comprehensive quality assurance program is based on the Good Manufacturing Practices for foods and the recently proposed requirements for the Good Manufacturing Practices for dietary supplements. Mannatech’s team of experts helps ensure that its formulations are consistently made with high quality ingredients and follow Mannatech’s guidelines. Mannatech further requires that its formulations meet rigorous specifications for microbiological, chemical, and physical analysis. The strict manufacturing standards, along with the purity of the ingredients in certain of Mannatech’s products, have resulted in certain of its products being certified as strict kosher.

To ensure strict controls over its products through all phases of production, packaging, and distribution, Mannatech contracts with suppliers and manufacturers that have equally high-quality assurance standards, meet stringent FDA requirements, and are certified by official accredited bodies such as the NSF International or the National Nutritional Foods Association. Mannatech routinely reviews its suppliers’ and manufacturers’ quality assurance programs to ensure that Mannatech’s required specifications, sampling plans, and test procedures are being followed. To ensure consumer satisfaction, Mannatech’s quality assurance team samples and tests each batch of products produced by its manufacturers. In addition, Mannatech performs stability studies under controlled and accelerated temperature storage conditions to ensure the accuracy of the expiration dates of its products. Mannatech’s dietary supplements are packaged with inner and outer seals to minimize possible tampering.

4.	Industry-Leading Associates. Mannatech believes its associates are hard working and innovative thinkers. Mannatech formed an associate council to help meet its associates’ needs and capitalize on their knowledge and experience. The associate council is comprised of 10 members, elected by the entire associate body. Each member serves one-year and meets with Mannatech management several times a year to recommend changes and provide new ideas or concepts. Mannatech also provides its associates with innovative technology and a pipeline of 29 different products aimed at maintaining optimal health and wellness. In addition, Mannatech listens to its associates, values their opinions, and financially rewards its associates for their loyalty and innovative thinking through its global associate career and compensation plan.

5.	Associate Support Philosophy. Mannatech is committed to providing the highest level of support services to its customers. Mannatech believes that it meets expectations and builds loyalty through the following:

•	providing efficient order processing centers to support its global operations;

•	offering highly-personalized and responsive customer service;

•	having a reasonable product return policy;

•	providing a comprehensive corporate website, which allows instant access to Internet ordering, information, and various marketing tools;

•	offering personalized website development for its associates at minimal cost;

•	developing an extensive web-based downline management system called Success Tracker™ that provides access to a wealth of reporting for its associates;

•	developing training/orientation programs to enhance and help ensure consistent associate training programs by integrating audio, video, and motion graphics into a user-friendly, interactive presentation tools that associates can tailor into their own individual marketing and training aids;

•	providing strategically based distribution fulfillment centers to ensure its products are shipped on time and at minimal cost;

•	employing an interactive and comprehensive legal/compliance department to help consistently enforce Mannatech’s policies and procedures;

•	globally providing comprehensive regulatory training about Mannatech’s products, promotional materials, and educational materials; and

•	annually sponsoring several corporate events, which provide information, education, opportunity and motivation for its associates, and help stimulate business development, provide a venue for launching new products and services, and allow interaction between Mannatech’s management, outside researchers, and associates.

6.	Flexible Operating Strategy. Mannatech believes efficiency, focus, and flexibility are paramount to its operations. For nearly a decade, Mannatech has contracted with third party suppliers and manufacturers for all of its production to help minimize capital expenditures, capitalize on their expertise, and build resources for strategic alliances in the areas of distribution and logistics, product registration, and export requirements. By contracting with various suppliers and manufacturers and by outsourcing distribution for its foreign operations, Mannatech believes it minimizes its start-up and on-going operating costs enabling it to quickly adapt its operations to current demand in a timely, efficient, and cost-effective manner. To ensure that its third party contractors maintain a high quality of service, Mannatech monitors their performance and routinely performs spot checks. In addition, Mannatech has identified alternative sources for some of its raw materials suppliers and finished goods manufacturers to help prevent any significant interruption in production if existing contractors are unable to perform.

7.	Experience and Depth of Mannatech’s Management Team. Mannatech believes it has a strong, committed, highly-driven, and well experienced team of executives for both its domestic and international operations. Mannatech also capitalizes on the strength and knowledge of various consulting firms to further extend its research and skill sets. In 2002, Mannatech also realigned its entire international management team to strengthen its management group. In addition, Mannatech’s principal managers and employees have substantial business experience and are able to bring the perspective of successful business operations to Mannatech’s network-marketing operations. Mannatech’s management team and employees are committed to delivering high-quality products and superior service.

Business Strategy

Mannatech’s goals for the future include the following:

1.	Improving Financial Results and Returning Value to its Shareholders. Mannatech reported improved financial results in 2002 and plans to concentrate on continuing to improve its financial results in the future. Mannatech believes that future product sales will improve as a result of its 2002 reported increase in pack sales and the recent launch of its new global associate career and compensation plan.

2.	Introducing New Products and Enhancing Existing Products. Mannatech performs research and analysis that concentrates on certain areas for future product development. Mannatech is currently evaluating various skin care products and other nutritional products for future product development. Mannatech ensures that its products offer high-quality and effective ingredients and contain one or more of its high-quality, proprietary compounds. Mannatech believes that any future products should complement its existing product lines. Through its continued research and established relationships with suppliers and manufacturers, Mannatech continues to identify alternative ingredients to improve the efficacy of its products and to achieve certain economies of scale.

3.	Attracting and Retaining New Associates. Mannatech strives to financially reward its associates for their loyalty and on-going achievements. As a result, Mannatech continually examines its global associate career and compensation plan and periodically introduces new incentives for its associates. In addition, Mannatech periodically offers trip incentives to attract new associates. Mannatech believes its new global associate career and compensation plan encourages greater associate retention, motivation, and productivity without materially altering the overall payout of its commissions as a percentage of total commissionable net sales. No single associate has accounted for more than 10% of Mannatech’s consolidated net sales.

4.	Expanding its Presence in Certain Markets. Mannatech currently operates in only six major markets including the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. Mannatech believes it has potential for growth in its existing markets through expansion into new markets.

Net sales by country, as a percentage of consolidated net sales, are as follows:

	United States	Canada	Australia	United Kingdom	Japan	New Zealand*	Total
2002	74.5%	11.6%	4.8%	1.1%	6.4%	1.6%	100.0%
2001	77.1%	14.1%	3.4%	1.0%	4.4%	—%	100.0%
2000	77.0%	13.5%	5.7%	1.3%	2.5%	—%	100.0%

*	New Zealand began operations in June 2002.

Products and Product Development

Currently, Mannatech offers 21 different nutritional products, three topical products, and a weight-management system consisting of five different products. Mannatech also offers a full spectrum of sales aids to its associates. Sales aids include various enrollment and renewal packs, orientation and training programs, brochures, audio and videotapes, web-based data management tools, and personalized website development, all of which accounted for approximately 17.3%, 15.5%, and 21.0% of total net sales in 2000, 2001, and 2002, respectively.

Mannatech’s products are based on the assumption that certain carbohydrates and antioxidants provide the body with nutritional benefits. Healthy bodies consist of many sophisticated components working together, which need accurate internal communication to function at an optimal level. In its most basic form, this communication occurs at the cellular level and is referred to as cell-to-cell communication. To maintain a healthy body, cells must effectively “talk” to other cells. Scientists have learned that certain molecules found on the surface of all cells, called “glycoproteins,” play an essential role in all cell-to-cell communication. Glycoproteins are proteins that have one or more sugar molecules attached to them. The body’s need for carbohydrates is important because up to 85% of glycoproteins are composed of specific monosaccharides and polysaccharides. Mannatech believes that these carbohydrate-based monosaccharides and polysaccharides are necessary to support and maintain optimal health and wellness. In addition, Harper’s Biochemistry, a leading biochemistry reference source, lists eight different monosaccharides commonly found in human glycoproteins, which are believed to be key in helping healthy cell-to-cell communication in the human body. These eight monosaccharides include:

•	fucose;
•	galactose;
•	glucose;
•	mannose;
•	N-acetylgalactosamine;
•	N-acetylglucosamine;
•	N-acetylneuraminic acid; and
•	xylose.

Mannatech’s fundamental proprietary compound, Ambrotose® Complex, is formulated to provide the body with certain of these monosaccharides. Because of the uniqueness of the compound, Mannatech has applied for patents around the globe to protect its formulation and use of this proprietary compound.

In response to recent public concerns related to products containing the ingredient ephedra, Mannatech discontinued selling two of its products that contained small amounts of ephedra—MVP and GlycoLEAN® BODY SYSTEM ACCELERATOR™. In January 2002, Mannatech identified a high-quality ephedra-free substitute ingredient and reformulated its GlycoLEAN® BODY SYSTEM ACCELERATOR™ product to include the ephedra-free formula, and renamed it GlycoLEAN® BODY SYSTEM ACCELERATOR2™. Mannatech is currently searching for the most effective ephedra-free substitute for its MVP product, which was completely discontinued in July 2002. Mannatech has never had any significant complaints or allegations resulting from the consumption of its products that contained ephedra. However, Mannatech cannot make any assurances or guarantees regarding any future risk, but it believes the risk of any liability would be minimal.

Mannatech has separated its products into seven specific areas all of which target achieving and maintaining optimal health and wellness. These areas are as follows:

•	Optimal Health System. Our Optimal Health System offers a variety of nutritional supplements that aid in optimizing overall health and wellness. Our Optimal Health System includes Ambrotose®, Bulk Ambrotose®, PLUS, Glycentials™ Vitamin, Ambroglycin™ Mineral and Antioxidant Formula, PhytAloe,® Bulk PhytAloe®, Enhanced Life Packs, Ambrotose® with Lecithin, and Classic ManAloe®.

•	Wellness Management. Our Wellness Management products focus on specialized nutrients to help support and maintain specific areas of the body. Our Wellness Management products include CardioBALANCE™, MANNACLEANSE™, and AmbroStart®.

•	Wellness Solutions. Our Wellness Solutions products are specifically designed to further support specific physiological functions that may need additional nutritional support. Our Wellness Solutions products include IMMUNOSTART™, Manna-C™, and Mannatonin.

•	Performance Nutrition. Our Performance Nutrition products target an active lifestyle and helps provide nutrition to support optimal physical performance and help maintain muscle mass. Our Performance Nutrition products include SPORT, Bulk EMPACT®, MannaBAR™ PROTEIN DIETARY SUPPLEMENT, and MannaBAR™ Vanilla Yogurt-Coated Apple-Crunch.

•	GlycoLEAN™ BODY System. Our GlycoLEAN® System focuses on various aspects of nutrition and weight management. Our GlycoLEAN® System includes GlycoLEAN® BODY SYSTEM ACCELERATOR2, GlycoLEAN® BODY SYSTEM CATALYST, GlycoLEAN® BODY SYSTEM FIBERFULL, GlycoLEAN® BODY SYSTEM, and GlycoLEAN® MEAL REPLACEMENT DRINKS in either Vanilla or Chocolate.

•	Skin Care Solutions. Our Skin Care Solutions products are designed to improve and strengthen the skin’s own natural texture, softness and elasticity and improve damaged areas, as well as help deliver vital antioxidants to the skin. Our Skin Care Solutions products include three topical products: AmbroDerm™ LOTION, Emprizone®, and FIRM.

•	Growth Essentials. Our Growth Essentials products provide children with certain nutrients to help optimize their overall health and wellness. Our Growth Essentials products include GLYCO-BEARS™ and PHYTOBEARS®.

Mannatech plans to explore additional products that focus on skin care and other nutritional products. Mannatech’s product committee primarily focuses on identifying and analyzing potential new products and compounds that target overall health and wellness. The product committee uses the following criteria when considering new products and compounds:

•	marketability and proprietary nature of the product;
•	regulatory considerations;
•	availability of ingredients; and
•	existence of data supporting claims of functionality.

Mannatech’s products are manufactured by outside contractors in order to provide it with a flexible operating strategy and unlimited production capacity. This allows Mannatech to quickly respond to significant fluctuations with minimal investment in capital equipment. Mannatech ensures that its suppliers and manufacturers are high quality and can meet Mannatech’s current and projected inventory requirements over the next several years. Mannatech also identifies alternative suppliers and manufacturers to ensure that it will be able to meet demand in a timely manner. Mannatech has a supply agreement with its supplier of Manapol®, which requires Mannatech and its manufacturers to collectively buy a minimum monthly volume at an agreed-upon price through August 2003. Mannatech maintains a good working relationship with this supplier and expects to renew this supply agreement. Historically, Mannatech and its manufacturers have purchased up to 40% of the production of Manapol® from this supplier.

Mannatech’s main distribution operation is located in Coppell, Texas, and consists of 75,000 square feet of leased space in which it maintains an automated system capable of processing up to 18,000 orders per day. This system enhances productivity and is able to support planned sales volume growth. To maximize its operating strategy yet minimize costs, Mannatech contracts with third-party contract distribution facilities in Canada, Australia, the United Kingdom, and Japan. By entering into these contracted distribution facility agreements, Mannatech minimizes the cost of processing an order and is generally able to process an order within 24-hours after order placement and payment. For further information on these contract facilities, see Item 2 Properties of this report.

Competition

Other Nutritional Supplement Companies. The nutritional supplement industry is steadily increasing and is intensely competitive. Mannatech competes directly with companies that sell similar nutritional products including:

•	Solgar Vitamin and Herb Company, Inc.;
•	Nu Skin Enterprises, Inc.;
•	Twinlab Corporation;
•	Usana Health Sciences, Inc.;
•	Nature’s Sunshine Products, Inc.; and
•	Weider Nutrition International, Inc.

Network-Marketing. Nutritional supplements are offered for sale in a variety of ways. Mannatech believes that network-marketing is the best sales approach because of the following:

•	products can be introduced in the global marketplace at a much lower up-front cost than conventional methods;
•	the network-marketing approach can quickly and easily adapt to changing market conditions;
•	consumers appreciate the convenience of ordering from home through a sales person, by telephone, or on the Internet; and
•	network-marketing enables associates to gain financial rewards.

Population of Associates. Mannatech competes with other direct selling and network-marketing companies for new associates and for retention of existing associates. Some of these companies have longer operating histories, are better known, and/or have greater financial resources. These companies include:

•	Amway Corporation;
•	Nu Skin Enterprises, Inc.;
•	Body Wise International, Inc.;
•	ENVION International;
•	Herbalife International, Inc.;
•	Reliv, Inc.;
•	Mary Kay Cosmetics, Inc.;
•	Forever Living Products, Inc.;
•	Melaleuca, Inc.; and
•	Usana Health Sciences, Inc.

The pool of individuals interested in network-marketing is limited and the availability of associates decreases when other network-marketing companies successfully recruit and retain people into their operations. Mannatech competes for associates by stressing the following:

•	the ease of its delivery system;
•	associates do not need to carry inventory or accounts receivable;
•	the unique and enriching benefits of its global associate career and compensation plan;
•	its innovative, highly technological marketing and educational tools; and
•	its unique proprietary blend of high-quality products.

I ntellectual Property

Mannatech pursues registrations for its trademarks associated with its key products and protects its legal rights concerning its trademarks. Mannatech has approximately 22 trademark registrations in the United States and approximately eight trademark applications pending with the United States Patent and Trademark Office. Mannatech also has approximately 31 trademark applications pending in 17 foreign jurisdictions. The protection available in foreign jurisdictions may not be as extensive as the protection available to Mannatech in the United States. Furthermore, Mannatech must rely on common law trademark rights to protect its unregistered trademarks, even though such rights do not provide Mannatech with the same level of protection as afforded by a United States federal registration of a trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually used, whereas the United States federal registration of a trademark enables Mannatech to discontinue the unauthorized use of the trademark by a third party anywhere in the United States, even if Mannatech has never used the trademark in such geographic area provided that the unauthorized third party user has not perfected its common law rights of the trademark in the specific geographic area prior to the registration date.

Mannatech has one patent application pending in the United States Patent and Trademark Office and has four issued patents and 18 patent applications submitted in various foreign jurisdictions in connection with Ambrotose® Complex. Until a patent is approved and issued, Mannatech cannot protect itself from another company replicating one or more of its products.

Associate Distribution System

Overview. Mannatech’s sales philosophy is to distribute its products through a network-marketing operation. In Mannatech’s network-marketing operation, consumers, referred to as associates, purchase products for personal consumption and/or resale. Members and retail customers purchase Mannatech’s products for personal consumption but do not participate in Mannatech’s global associate career and compensation plan. All of Mannatech’s associates are independent contractors who are contractually bound to follow certain policies and procedures. Mannatech’s policies and procedures are designed to help ensure the legality of associates’ activities and require associates to comply with regulatory guidelines and act in a consistent, professional manner.

Mannatech’s net sales depend upon the retention and productivity of its associates, members and retail customers. Although Mannatech experienced a decline of the number of associates in 2000 and 2001, the number of associates increased in 2002. To help reverse the decline of associates in 2001, Mannatech introduced a travel incentive program and its new global associate career and compensation plan. Mannatech believes this plan motivates associates and helps expand Mannatech’s customer purchasing base. Mannatech believes that the enrollment of new associates and the retention of existing associates and members are necessary to achieve long-term growth. Mannatech remains actively committed to the development of its associates through recruitment, support, motivation, and compensation.

Mannatech does not have any significant accounts receivable from its associates because associates are required to pay for purchases prior to shipment. Associates, members, and customers generally pay for products by credit cards, although orders can also be paid with cash, direct account withdrawal, money orders, or checks. To gain operating efficiencies, Mannatech offers a 10% discount to associates and members who enroll in its automatic monthly order program. Automatic orders have continued to increase and accounted for approximately 65.0% of net sales in 2002 compared to 63.0% of net sales in 2001.

Associate Development. Network-marketing consists of enrolling associates to create multiple levels that purchase products directly from Mannatech and sponsor other associates in order to build a network of associates, members, and retail customers.

Mannatech believes that providing a high level of support for its associates’ efforts is very important. Mannatech provides a large number of support services that can be tailored to each associates’ needs, including:

•	offering motivational meetings and corporate-sponsored events;
•	sponsoring various educational and informative web-based conference calls and seminars;
•	providing automated fax services that offer a full spectrum of information;
•	setting up an efficient decentralized ordering and distribution system;
•	providing highly personalized and responsive customer service that can be accessed by telephone, Internet, or e-mail;
•	offering 24-hour, seven days a week access to information and ordering through touch-tone phones and the Internet;
•	providing business development materials intended to help stimulate product sales and simplify enrollment; and
•	developing and maintaining an innovative, searchable, science-based information database on the Internet, called www.GlycoScience.com, which was developed by Mannatech to provide a wealth of information about nutritional ingredients, including ingredients found in Mannatech’s products.

Mannatech and its existing associates train new associates. Mannatech has developed a global orientation/training program to assist in associate training. This orientation/training program integrates audio, video, and motion graphics that associates can customize into their own individual, unique marketing and training program. This training program helps provide systematic and uniform training related to Mannatech’s products and the related global regulatory requirements, global associate career and compensation plan, and various methods of conducting business. Mannatech also offers various brochures, magazines, and other promotional materials to associates to assist them in sales training and continuing education. Mannatech continually updates its training and promotional materials to include its new products and new branding images and to give associates the most current information.

Mannatech’s global associate career and compensation plan consists of ten different associate leadership achievement levels. The associate leadership levels from lowest to highest include:

•	active;
•	qualified;
•	regional;
•	national;
•	executive;
•	presidential;
•	bronze;
•	silver;
•	gold; and
•	platinum.

An associate leadership level is based upon the associate pack purchased, the associates’ downline growth and the volume of direct and indirect commissionable net sales. Global commissionable net sales are calculated based on product and pack sales, which are assigned certain product point volume. Promotional materials are not assigned any point volume. Associates earn commissions for their organization’s direct and indirect global product sales, as well as the expansion of their networks, also referred to as their global seamless downline structure. The global seamless downline structure allows associates to build their global organization by expanding their existing downlines into all international markets rather than having to establish new downlines to qualify for higher levels of commissions within each new country. Mannatech believes it has formulated its global associate career and compensation plan to comply with governmental regulations that govern the various aspects of associate compensation in each country.

Mannatech’s global associate career and compensation plan combines the aspects of two widely used direct selling and network-marketing compensation plan concepts. The plan pays various types of commissions and incentives based upon a percentage of the associate’s commissionable direct and indirect net sales and the attainment of certain associate leadership levels. The essential elements of Mannatech’s plan are similar to other direct selling and network-marketing incentive plans. Mannatech believes its global associate career and compensation plan fairly compensates its associates at every stage of building their business, by rewarding an associate for both the breadth and depth of establishing a global seamless downline structure.

Mannatech’s global associate career and compensation plan pays various commissions and incentives to qualified associates including:

•	an incentive based on product sales generated from an associates’ global downline and the achievement levels earned;
•	a commission for enrolling new associates or members who place a product order;
•	a commission to associates when an associate reaches a certain leadership level and enrolls other associates in a downline who place a monthly automatic order;
•	a commission to associates who have obtained a certain leadership level and trained another associate;
•	a commission to associates who have obtained certain leadership levels and developed certain leadership levels in their downlines;
•	a minimum commission of $100 per business period to an associate who earns less than $100 if they have built a team of six qualified associates in their global downline who order regularly;
•	a commission to associates who achieve a certain leadership level and remain at that level, plus an additional bonus is paid to every associate within their downline who achieves that same leadership level; and
•	various other incentive programs, including periodic travel incentives.

Based upon its knowledge of industry-related network-marketing compensation plans, Mannatech believes that its global associate career and compensation plan is currently among the most financially rewarding plans offered in the industry. Mannatech’s commission as a percentage of net sales was 41.2%, 40.4%, and 42.1% for 2000, 2001, and 2002, respectively and is expected to continue to be in the same percentage range in the future.

Management of Associates. Mannatech takes an active role in managing its associates, which is complicated because its associates are independent contractors rather than employees. Mannatech attempts to ensure that its associates’ conduct complies with applicable laws and regulations governing the sale of its products and the promotion of its business opportunities by contractually binding associates to abide by Mannatech’s associate policies and procedures. Mannatech provides each associate with a copy of its policies and procedures together with any updates that must be followed in order to remain compliant with respect to Mannatech’s policies and procedures. Mannatech requires its associates to act in an ethical and consistent manner. Furthermore, Mannatech’s legal/compliance department monitors its associates’ websites for content on an on-going basis. In an effort to decrease the number of independent websites owned by associates and to preserve and protect its trademarks, Mannatech offers Mannapages™, a standardized, personal, Internet website program created to help associates with their sales efforts, provide consistent information and assist in monitoring its associates’ websites.

Mannatech’s legal/compliance program is largely dependent on associate self-regulation. When a complaint is filed against an associate, the legal/compliance department conducts a thorough investigation of the allegations by obtaining a written response from the accused associate, as well as witness statements, if applicable. Depending on the nature of the investigation, Mannatech may suspend and/or terminate that associates’ rights and may impose various sanctions, including warnings, probation, and/or the withholding of commissions until the complaint is rectified. Mannatech’s legal/compliance department, in cooperation with other departments, and associates, periodically evaluates the conduct of its associates and the need for new and revised policies and procedures. Mannatech’s compliance program assists in maintaining associate ethics and helps associates in their sales efforts. Mannatech is proactive regarding associate complaints and non-compliance by offering continuing education to ensure that its associates understand and abide by Mannatech’s associate policies and procedures.

Product Return Policy. Mannatech believes it offers a reasonable product return policy. Mannatech’s retail sale return policy states that any retail customer may return the unused portion of any product to the original associate who sold them the product and receive a full cash refund from that associate. Mannatech subsequently reimburses the associate who provides such refund to a retail customer with replacement product after the associate provides Mannatech with the proper documentation and returns the remainder of the product or empty bottle to Mannatech.

Mannatech’s associate product return policy states that any associate requesting a refund for its purchase will receive a 90% refund of the paid wholesale cost for any returned, unopened, restockable products, and any up-to-date corporate literature that is in good, reusable condition. Mannatech believes that its return policy complies with the Direct Selling Association’s Code and is consistent with the return policies of other direct selling and network-marketing companies. Mannatech’s product returns as a percentage of gross sales were 0.8%, 0.6%, and 0.7% in 2000, 2001, and 2002, respectively.

Information Technology Systems

Mannatech’s technologically advanced e-commerce systems include a transaction processing database, financial systems, and comprehensive management tools that are designed to:

•	reduce the time required to distribute products;
•	provide detailed and customized ordering information;
•	respond quickly to information requests, including providing detailed and accurate information to associates about qualification and downline activity;
•	provide detailed reports about commissions and incentives paid;
•	support order processing and customer service departments; and
•	help monitor, analyze, and report operating and financial results.

To complement its transaction database, Mannatech developed a comprehensive management tool called Success Tracker™ that is used by its associates to manage their business organization. With this tool, associates have constant access to reports on the status of their individual organization, which enables each associate to maximize earnings.

Mannatech also maintains a comprehensive service continuity plan to help minimize the risk of loss. Additionally, Mannatech employs a wide-range of information technology professionals who perform daily backup procedures, monitor various software and hardware systems, and perform routine maintenance procedures. Furthermore, Mannatech routinely upgrades its software and hardware to help ensure that its systems are working efficiently and effectively and to minimize the risk of business interruption.

Mannatech also maintains a comprehensive financial system that includes five sub-modules that directly interface with the general ledger module and report-writing system. This financial system is windows-based and capable of operating on several platforms, and enables Mannatech to track and analyze financial information and produce customized reports. Mannatech believes its current financial system is adequate for its reporting needs over the next 12 months. Nonetheless, in 2003 Mannatech intends to research a new financial system that would enhance its existing system and provide greater operating efficiencies.

Mannatech believes it must continue to enhance its e-commerce platforms to remain competitive and efficient. During 2003, Mannatech plans to spend approximately $7.8 million on its information technology systems. In addition, Mannatech plans to spend between $2.0 million and $2.5 million for targeted capital improvements. Such capital improvements include the following:

•	replacing its financial system to enhance financial reporting;
•	upgrading its back-office platform to improve performance; and
•	developing a long-range plan to design a new transaction processing database, which is expected to be implemented in 2004 to enhance and expand existing processing methods and data retention and provide greater efficiency.

Government Regulations

Domestic Regulations. In the United States, governmental regulations, laws, administrative determinations, court decisions, and similar legal requirements at the federal, state, and local levels regulate companies and network-marketing activities. Such regulations address, among other things:

•	direct selling and network-marketing systems;
•	transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;
•	taxation of associates and the requirement to collect taxes and maintain appropriate records;
•	how a company manufactures, packages, labels, distributes, imports, sells, and stores products;
•	product ingredients;
•	product claims;
•	product labels;
•	advertising; and
•	the extent to which a company may be responsible for claims made by its associates.

The following governmental agencies regulate various aspects of Mannatech’s business and its products in the United States:

•	the Food and Drug Administration (FDA);
•	the Federal Trade Commission (FTC);
•	the Consumer Product Safety Commission;
•	the Department of Agriculture;
•	the Environmental Protection Agency;
•	the United States Postal Service;
•	state attorneys general offices; and
•	various agencies of the states and localities in which Mannatech’s products are sold.

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, over-the-counter drugs, and pharmaceuticals. The FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body,” which includes regulations requiring companies, including Mannatech, and its suppliers and manufacturers, to meet Good Manufacturing Practices in the preparation, packaging, storage, and shipment of its products. The FDA has also published a Notice of Advanced Rule Making for Good Manufacturing Practices that requires manufacturing of dietary supplements to follow Good Manufacturing Practices. Mannatech believes it meets the necessary regulations of the FDA and that its suppliers and manufacturers are in compliance with applicable laws and regulations. In 2003, the FDA proposed additional regulations that would require additional information about a company’s product ingredients and require such information to be included on the company’s product labels.

Mannatech’s core sales philosophy is based on the Dietary Supplement Health and Education Act of 1994, referred to as the DSHEA Act. The DSHEA Act revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements and statutorily created a new class entitled “dietary supplements.” Dietary supplements include vitamins, minerals, herbs, amino acids, and other dietary substances used to supplement current diets. A majority of Mannatech’s products are considered to be dietary supplements as outlined in the Federal Food, Drug and Cosmetic Act. This act requires a company to provide evidence establishing that a dietary supplement is reasonably safe. Each manufacturer of dietary supplements may make a statement of nutritional support that includes a disclaimer statement. The statement of nutritional support describes certain types of product performance characteristics and evidence that a statement is truthful and not misleading. The disclaimer provides a statement that the product has not been evaluated by the FDA and is not intended to diagnose, treat, cure, or prevent any disease. A company must notify the FDA of this statement no later than thirty-days after the statement is first made.

The FDA has also issued regulations governing the labeling and marketing of dietary and nutritional supplement products. The regulations include:

•	the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;
•	requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;
•	labeling requirements for dietary or nutritional supplements for which “high potency” and “antioxidant” claims are made;
•	notification procedures for statements on dietary and nutritional supplements; and
•	pre-market notification procedures for new dietary ingredients in nutritional supplements.

Mannatech’s substantiation program involves the compilation and review of scientific literature pertinent to the ingredients contained in each of its products. Mannatech continuously updates its substantiation program to increase its evidence for each of its product claims and notifies the FDA of certain types of performance claims made in connection with its products.

In certain markets, including the United States, specific claims made by Mannatech with respect to its products may change the regulatory status of a product. For example, a product sold as a dietary supplement but marketed as a treatment, prevention, or cure for a specific disease or condition would likely be considered by the FDA or other regulations as unapproved and thus an illegal drug. To maintain the product’s status as a dietary supplement, the labeling and marketing must, at a minimum, be consistent with the provisions in the DSHEA Act and the FDA’s extensive regulations regarding drugs. As a result, Mannatech has procedures designed to help ensure its associates and employees comply with the requirements of the DSHEA Act, the Food, Drug and Cosmetic Act, and various other regulations. Because the scope of regulators including the FDA, the DSHEA Act, and the Food, Drug and Cosmetic Act, and other acts is often open to interpretation and debate, Mannatech can make no assurances that regulators will not question its actions in the future.

Currently Emprizone® is the only Mannatech product sold that is labeled as an over-the-counter monograph drug. If regulators assert that any of Mannatech’s other products should be considered a drug or fall within the scope of over-the-counter monographs, Mannatech would be required to file a drug application and comply with the specific applicable monographs and change the claims made in connection with such products.

Dietary supplements are also subject to the Nutrition, Labeling and Education Act and various other international acts that regulate health claims, ingredient labeling, and nutrient content claims that characterize the level of nutrients in a product. These acts prohibit the use of any specific health claim for dietary supplements unless the health claim is supported by significant scientific research and is pre-approved by regulators such as the FDA.

Regulators, such as the FTC, regulate marketing practices and advertising of a company and its products. In the past several years, regulators, including the FTC, have instituted various enforcement actions against several dietary supplement companies for false and misleading marketing practices and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. Regulators require a company to convey product claims clearly and accurately and require marketers to maintain adequate substantiation for their claim. Specifically, the FTC requires that a company have a reasonable basis for the expressed and implied product claim before it disseminates an advertisement. A reasonable basis is determined based on the claims made, how the claims are presented in the context of the entire ad, and how the claims are qualified. The FTC’s standard for evaluating substantiation is to ensure that consumers have access to information about the emerging areas of science and also requires reasonable evidence proving product claims at the time such claims are first made. The failure to have this evidence violates the Federal Trade Commission Act. Although the FTC has never threatened any enforcement action against Mannatech for the advertising of its products, Mannatech can give no assurance that the FTC will not question its advertising or claims in the future.

International Regulations. Mannatech is also subject to extensive regulations in each international country in which it operates. Currently Mannatech operates in Canada, Australia, the United Kingdom, Japan, and New Zealand. Some of the country-specific regulations include the following:

•	the Therapeutic Goods Administration and the Trade Practices Act, in Australia;
•	the National Provincial Laws and the Federal Competition Act, in Canada;
•	Federal and State regulations, in Australia;
•	National regulations including the Local Trading Standards Offices, in the United Kingdom;
•	various regulations from the Ministry of International Trade and Industry, in Japan; and
•	various regulations from the Commerce Commission and the Fair Trade Act of 1993, in New Zealand.

Network-Marketing System. Mannatech’s network-marketing system, which includes its global associate career and compensation plan, is subject to a number of governmental regulations including various federal and state statutes administered by the FTC, various state authorities, and foreign government agencies. The legal requirements governing network-marketing organizations are, in part, directed to ensure that product sales are ultimately made to consumers. In addition, achievement within a network-marketing company must be based on the sale of products rather than compensation for the recruitment of associates, investments in the organization, or other non-retail sales-related criteria. For instance, various states or provinces limit the amount associates may earn from commissions on sales by other associates that are not directly sponsored by the associate. Prior to Mannatech expanding its operations into other foreign jurisdictions, Mannatech must first obtain regulatory approval for its network-marketing system in jurisdictions requiring such approval. Mannatech also relies on its outside counsel to help ensure regulatory compliance.

Mannatech is also subject to inquiries and enforcement actions from various state attorneys general offices. Each state has its own state acts referred to as Little FTC Acts. Each of the state acts are similar to the requirements of the federal laws. As a result, each state may perform its own inquiries about Mannatech’s organization, including allegations against any of its associates. To combat such risk, Mannatech publishes and explains its associates policies and procedures and also maintains a compliance department that investigates allegations of improper associate conduct.

In Canada, Mannatech’s network-marketing system is regulated by both national and provincial laws. Under Canada’s Federal Competition Act, Mannatech must make sure that any representations relating to associate compensation made to prospective associates constitute fair, reasonable, and timely disclosure and that such representations meet other legal requirements of the Federal Competition Act. Mannatech’s global associate career and compensation plan is reviewed by the appropriate Canadian authorities and Mannatech has not received any objections to the provisions of its plan. Any future change to the plan requires review by the appropriate Canadian authorities. All Canadian provinces and territories, other than Ontario, have legislation requiring that Mannatech register or become licensed as a direct seller within that province. Licensing is designed to maintain the standards of the direct selling industry and to protect the consumer. Some provinces require that both Mannatech and its associates be licensed as direct sellers. Mannatech believes that it holds the required provincial or territorial direct sellers’ licenses.

In Australia, Mannatech’s network-marketing system is subject to both federal and state regulations. Mannatech’s global associate career and compensation plan is designed to meet state requirements and the requirements of Australia’s Trade Practices Act. The Trade Practices Act and various state offices regulate Mannatech’s business and trade practices, as well as those of its associates. Australia’s Therapeutic Goods Act and the Trade Practices Act regulate any claims or representations relating to Mannatech’s products and its global associate career and compensation plan.

In the United Kingdom, Mannatech’s network-marketing system is subject to national regulations. Mannatech’s global associate career and compensation plan is designed to meet national requirements, the requirements of the Fair Trading Act of 1973, and the Trading Schemes Regulations of 1997. The U.K. Codes of Advertising and Sales Promotion regulate Mannatech’s business and trade practice and the practices of its associates. The Trading Standards Office regulates any claims or representations relating to Mannatech’s operations.

In Japan, Mannatech’s network-marketing system, overall business operations, trade practices, global associate career and compensation plan, and its associates are all governed by the Door-to-Door Sales Law as enacted in 1976 by the Ministry of International Trade and Industry. Mannatech’s global associate career and compensation plan is designed to meet Japan’s governmental requirements. Mannatech’s product claims are subject to the Pharmaceutical Affairs Law, which prohibits the making and publication of “drug effectiveness” claims regarding products that have not received approval from the Ministry of Health, Welfare and Labor.

In New Zealand, Mannatech’s network-marketing system and its operations are subject to certain Commerce Commission regulations, the Unsolicited Goods Act of 1975, the Privacy Act of 1993, and the Fair Trading Act of 1993. These regulations enforce specific kinds of business or trade practices and police the general conduct of network-marketing companies. The Commerce Commission also enforces the Consumer Guarantees Act, which establishes a regime of rights and remedies with respect to transactions involving the provisions of goods and services to consumers. Finally, the Commerce Commission enforces the Door-to-Door Sales Act of 1967, which regulates the conduct of Mannatech’s associates.

Other Regulations. Mannatech’s global operations are also subject to a variety of other regulations, including:

•	social security assessments and taxes;
•	value added taxes;
•	goods and services taxes;
•	sales taxes;
•	consumption taxes;
•	customs duties;
•	employee/independent contractor regulations;
•	employment and severance pay requirements;
•	import/export regulations; and
•	antitrust laws.

In many markets, Mannatech is limited in imposing certain rules and termination criteria that it can contractually impose on its associates. If Mannatech does not comply with these restrictions, it may be required to pay social security or other tax or tax-type assessments on behalf of its associates and may incur severance obligations in order to terminate an associate.

In some countries, including the United States, Mannatech is also governed by regulations concerning the activities of its associates. Regulators may find that Mannatech is responsible for its associates’ conduct and may request or require that Mannatech take steps to ensure that its associates comply with these regulations. The types of conduct governed by regulations may include:

•	claims made about Mannatech’s products;
•	promises or claims of income by Mannatech or its associates; and
•	sales of products in markets where the products have not been approved or licensed.

In some markets, including the United States, improper product claims by associates could result in Mannatech’s products being scrutinized by certain regulatory authorities. This review could result in Mannatech’s products being re-classified as drugs or classified into another product category that requires stricter regulations or labeling changes.

Mannatech researches and monitors the laws governing its associate conduct, its operations, global associate career and compensation plan, and products and sales aids as required by regulations in each market. Mannatech attempts to educate its associates about acceptable business conduct in each market through its associates’ policies and procedures, manuals, seminars, and other training materials and programs. However, Mannatech cannot guarantee that its associates will always act in a professional and consistent manner.

Employees

As of December 31, 2002, Mannatech employed 256 people in the United States, of which nine employees held executive positions. Mannatech also employs 25 people in Australia, 13 people in the United Kingdom, and 18 people in Japan. These numbers do not include Mannatech’s associates, who are independent contractors and not employees of Mannatech. Mannatech employees are not unionized and Mannatech believes it maintains a good relationship with its employees.

Risk Factors

In addition to the other information included in this report, the following risk factors should be considered in evaluating Mannatech’s business and future prospects.

1.	If Mannatech is unable to attract and retain associates, its business may suffer.

Mannatech’s success depends largely upon its ability to attract, maintain, motivate, and retain a large base of associates, who purchase and sell its products. Mannatech cannot give any assurances that the productivity of its associates will continue at their current levels or increase in the future. Several factors affect Mannatech’s ability to maintain a sufficient number of associates, including:

•	motivation of its associates;
•	general economic conditions;
•	changes in the amount of commissions paid;
•	public perception and acceptance of the industry;
•	public perception and acceptance of network-marketing;
•	public perception and acceptance of Mannatech and its products;
•	the limited number of people interested in pursuing network-marketing as a business; and
•	competition in recruiting and retaining associates.

Competition for new individuals interested in network-marketing is intense. Mannatech expects that competition will intensify as network-marketing becomes more popular and as new network-marketing organizations enter the marketplace. The pool of individuals interested in network-marketing is limited in each market, and when its competitors successfully recruit individuals, the potential pool of associates is reduced. Mannatech’s sales and profits could suffer if:

•	Mannatech fails to attract and retain a sufficient number of associates;
•	Mannatech is compelled to terminate a significant number of associate agreements because of non-compliance with its associates’ policies and procedures;
•	other network-marketing companies recruit Mannatech’s existing associates; or
•	other network-marketing companies deplete the pool of potential new associates.

2.	If Mannatech incurs substantial liability from litigation, complaints, or enforcement actions resulting from associate misconduct, Mannatech’s financial condition could suffer.

Although Mannatech maintains policies and procedures to govern the conduct of its associates, conducts training seminars, and uses various means to address associate misconduct, it is still difficult to detect and correct all instances of associate misconduct. Violations of Mannatech’s associates policies and procedures by its associates could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or foreign regulatory authorities against Mannatech and/or its associates. Because Mannatech has expanded into foreign countries, Mannatech’s associates’ policies and procedures must conform to the legal requirements of each foreign country in which Mannatech does business. Litigation, complaints, and enforcement actions involving Mannatech and its associates could consume considerable amounts of money and other corporate resources and could have a negative impact on Mannatech’s business, profitability and growth prospects.

3.	If Mannatech is unable to protect its proprietary rights of its products, its business could suffer.

Mannatech’s success and competitive position largely depend on the ability to protect and promote the following proprietary rights:

•	Ambrotose® Complex, a glyconutritional dietary supplement consisting of a blend of plant polysaccharides and an ingredient used in the majority of Mannatech’s products; and
•	Ambroglycin™, a balanced food-mineral matrix supplement developed to use the latest food science technology to deliver various dietary supplements to the body.

Mannatech has filed a composition of matter and use patent application for Ambrotose® Complex and has entered into confidentiality agreements with its associates, suppliers, manufacturers, directors, and officers to protect its proprietary rights. Nevertheless, Mannatech continues to face the risk of its patent protection for Ambrotose® Complex being denied or a patent protection granted that is more limited than originally requested. As a precaution, Mannatech consults with outside legal counsel and consultants to help ensure that it has properly protected its proprietary rights. However, Mannatech’s business, profitability, and growth prospects could be adversely affected if it fails to properly protect its proprietary rights.

4.	If Mannatech’s business or its products are subject to adverse publicity, Mannatech’s business could suffer.

Mannatech’s business depends, in part, upon consumer and associate perception of its integrity and the safety and quality of its products. Any adverse publicity could negatively affect Mannatech’s perception and could result in a decline in the number of associates or in its operations. Mannatech and its products are subject to adverse publicity regarding:

•	the nutritional supplements industry;
•	competitors;
•	the safety and quality of products and ingredients;
•	regulatory investigations of its products or competitors’ products;
•	the actions of its associates and Mannatech’s management of its associates; and
•	the direct selling and network-marketing industry.

5.	If Mannatech is exposed to product liability claims, it may be liable for damages and expenses, which could hurt Mannatech’s financial condition.

Mannatech could face financial liability due to product liability claims if the use of its products results in significant loss or injury. To date, Mannatech has not been the subject of significant product liability claims. Mannatech could be exposed to future product liability claims, including that its products contain contaminants that it provides consumers with inadequate instructions regarding product use, or that it provides inadequate warnings concerning side effects or interactions of its products with other substances. Mannatech believes it and its suppliers and manufacturers maintain adequate product liability insurance coverage, but potential product liability claims could exceed the amount of insurance coverage or the product claim could be excluded under the terms of an existing insurance policy, which could adversely affect Mannatech’s future financial condition.

In 2002, Mannatech voluntarily discontinued the sale of GlycoLEAN BODY SYSTEM® ACCELERATOR™ and MVP, each of which contained ephedra. Products containing ephedra have been the subject of adverse publicity in the United States and other countries due to alleged harmful effects, including death. The FDA is proposing regulations that, if adopted, would subject any products containing ephedra to additional labeling requirements and possible reformulation. In addition, certain states, including Texas and Nebraska, have imposed regulations, including labeling requirements on ephedra products. As a precaution, Mannatech voluntarily reformulated its GlycoLEAN BODY SYSTEM® ACCELERATOR™ to include a non-ephedra ingredient and renamed it GlycoLEAN BODY SYSTEM® ACCELERATOR2.™ Mannatech is currently exploring an ephedra free ingredient for its MVP product and has discontinued selling MVP. Aggregate sales for these products were $2.0 million, $1.4 million, and $1.2 million in 2000, 2001, and 2002, respectively, which were 1.3%, 1.1%, and 0.9% of consolidated net sales, respectively.

6.	If Mannatech’s outside suppliers and manufacturers fail to supply products in sufficient quantities and in a timely fashion, Mannatech’s business could suffer.

Outside manufacturers make all of Mannatech’s products. Mannatech’s profit margins and timely product delivery are dependent upon the ability of its outside suppliers and manufacturers to supply its products in a timely and cost-efficient manner. Mannatech’s ability to enter new markets and sustain satisfactory levels of sales in each market depends upon the ability of outside suppliers and manufacturers to produce its products and to comply with all applicable regulations. As a precaution, Mannatech has identified alternate suppliers and manufacturers for its products. However, the failure of Mannatech’s suppliers or manufacturers to supply products or ingredients could adversely affect Mannatech’s business operations.

Mannatech believes it has dependable alternative suppliers for all of its ingredients except Manapol® and Arabinogalactan, which are components of Mannatech’s proprietary compounds. Although Mannatech maintains good relationships with these suppliers and could produce or replace any of its ingredients if its suppliers are unable to perform, a delay in replacing or substituting such ingredients could affect Mannatech’s business.

7.	The global nutrition industry is intensely competitive and market conditions, as well as the strengthening of any of Mannatech’s competitors, may harm its business.

The global nutrition industry is intensely competitive. Mannatech also competes for associates with other network-marketing companies outside the global nutrition industry. Many competitors have greater name recognition and financial resources than Mannatech, which may give them a competitive advantage. Mannatech’s competitors may be able to devote greater resources to marketing, promotional, and pricing campaigns that may influence Mannatech’s existing and potential associates to buy products from competitors rather than Mannatech, which could adversely affect Mannatech’s business.

8.	If Mannatech’s network-marketing activities do not comply with government regulations, Mannatech’s business could suffer.

Various governmental agencies regulate Mannatech’s network-marketing activities. A government agency’s determination that Mannatech has violated a law or regulation could adversely affect Mannatech’s business. Each of the laws and regulations are generally intended to prevent fraudulent or deceptive schemes. Mannatech believes it has complied with current standards and laws. However, Mannatech’s business faces constant regulatory scrutiny due to the interpretive and enforcement discretion given to regulators, periodic misconduct by its associates, adoption of new laws or regulations, and changes in the interpretation of existing laws or regulations.

9.	If government regulations regarding network-marketing systems are changed, interpreted, or enforced in a manner adverse to Mannatech’s business, Mannatech may be subject to new enforcement actions and material limitations regarding its business operations.

Mannatech’s network-marketing system has always been subject to extensive governmental regulation, including foreign, federal, and state regulation regarding network-marketing companies. Any change in legislation and regulations could affect Mannatech’s business. Furthermore, significant penalties could be imposed upon Mannatech for failure to comply with various statutes or regulations. Violations may result from:

•	associate misconduct;
•	ambiguity in statutes;
•	regulations and related court decisions;
•	the discretion afforded to regulatory authorities and courts interpreting and enforcing laws; and
•	regulations affecting Mannatech’s business.

10.	If Mannatech violates various governmental regulations or fails to obtain necessary regulatory approvals, Mannatech’s business could suffer.

Mannatech is subject to extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints at the federal, state, and local level in its domestic and foreign markets. These regulations primarily involve the following:

•	the formulation, manufacturing, packaging, labeling, distribution, importation, sale, and storage of its products;
•	the health and safety of food and dietary supplements;
•	trade practice laws and network-marketing laws;
•	product claims and advertising by Mannatech and its associates;
•	Mannatech’s network-marketing system;
•	pricing restrictions in transactions with Mannatech’s foreign subsidiaries or other related parties and similar regulations that affect Mannatech’s level of foreign taxable income;
•	the assessment of customs duties;
•	taxation of associates, which may obligate Mannatech to collect taxes and maintain appropriate records; and
•	export and import restrictions.

Sudden or unexpected new regulations or changes in existing regulations could significantly restrict Mannatech’s ability to continue operations without significant changes, which could adversely affect Mannatech’s business. For example, changes regarding health and safety and food and drug regulations for its nutritional products could require Mannatech to reformulate its products to comply with such regulations.

In some foreign countries, nutritional products are considered foods, while other countries consider them drugs. Future health and safety, or food and drug regulations could delay or prevent Mannatech’s introduction of new products or suspend or prohibit the sale of existing products in a given country or marketplace. In addition, if Mannatech expands into other foreign markets, its operations or products could also be affected by the general stability of foreign governments and the regulatory environment relating to network-marketing and its products. If Mannatech’s products are subject to high customs duties, its sales and competitive position could suffer as compared to locally produced goods. Furthermore, import restrictions in certain countries and jurisdictions could limit Mannatech’s ability to import products from the United States.

11.	If Mannatech’s international markets are not successful, its business could suffer.

Mannatech currently operates in the international markets of Canada, Australia, the United Kingdom, Japan, and New Zealand and plans to enter additional international markets in the future. As a result, Mannatech’s international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If Mannatech does not adequately address such issues, its international markets may not meet growth expectations. Mannatech’s international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

•	inflation;
•	the renegotiation or modification of various agreements;
•	increases in custom duties and tariffs;
•	changes and limits in export controls;
•	government regulations and laws;
•	trademark availability and registration issues;
•	changes in exchange rates;
•	changes in taxation;
•	wars and other hostilities; and
•	changes in perception of network-marketing.

Any changes related to these factors could adversely affect Mannatech’s business, profitability, and growth prospects. Furthermore, changes in its distribution channels may force Mannatech to invest significant time and money related to its distribution and sales to maintain its position in the various international markets.

12.	If Mannatech’s information technology system fails, Mannatech’s operations could suffer.

Mannatech’s business is heavily dependent upon information technology to effectively manage and operate many of its key business functions, including:

•	order processing;
•	customer service;
•	product distribution;
•	commission processing;
•	cash receipts and payments; and
•	financial reporting.

Mannatech maintains an extensive disaster recovery program, but the failure or impairment of any of its information technology systems could adversely impact Mannatech’s ability to conduct day-to-day business. The severity and duration of the failure and the ability to remedy such failure will determine the extent and harm to its business.

13.	Mannatech’s stock price could fluctuate significantly.

Mannatech does not have any immediate plans to sell additional shares of its common stock. Nonetheless, the trading price of Mannatech’s common stock and the price at which Mannatech could sell securities in the future could be subject to fluctuations in response to:

•	broad market fluctuations and general economic conditions;
•	fluctuations in Mannatech’s financial results;
•	future securities offerings by Mannatech;
•	financial and business announcements made by Mannatech or its competitors; and
•	the general condition of the economy and industry.

14.	Collectively, Mannatech’s directors and officers own a significant amount of its common stock, giving them influence over corporate transactions and other matters.

Mannatech’s directors and executive officers, together with their families and affiliates, beneficially own approximately 46.1% of Mannatech’s total outstanding common stock. As a result, Mannatech’s directors and officers could influence such business matters as the election of directors and approval of significant corporate transactions. As a result, various transactions could be delayed, deferred or prevented without the approval of shareholders, including:

•	transactions resulting in a change in control;
•	mergers and acquisitions;
•	tender offers;
•	election of directors; and
•	proxy contests.

As a result, Mannatech’s shareholders may not have the opportunity to sell their shares for more than the then-prevailing market price of Mannatech’s common stock or the market price of its common stock may decline.

15.	Collectively, certain Mannatech shareholders own a majority of its common stock, giving them a controlling influence over corporate transactions and other matters.

Certain shareholders of Mannatech, including Samuel L. Caster, J. Stanley Fredrick, Marlin Ray Robbins, Jr., Jett, H. Reginald McDaniel, and Donald W. Herndon, together beneficially own approximately 52.8% of Mannatech’s outstanding common stock as reflected in a Schedule 13D filed with the Securities and Exchange Commission, on March 21, 2003. All of the shareholders named above are directors and officers of Mannatech except for Jett, who is a Mannatech associate, and H. Reginald McDaniel, who is a former employee of Mannatech. These shareholders, if they choose to act together, based on their current share ownership, are able to control a majority of the shares of stock of Mannatech and could control the outcome of an election of directors, as well as the adoption or amendment of provisions in Mannatech’s certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. As a result, certain transactions such as the approval or disapproval of mergers or acquisitions could be determined by this group without the approval of the remaining shareholders, which could have the effect of impeding such a transaction.

16.	If provisions of Mannatech’s articles of incorporation, bylaws, and laws in the state of Texas relating to purchases or sales of large amounts of common stock or assets are triggered, the future price investors might be willing to pay for Mannatech’s common stock could be limited.

Provisions of Mannatech’s current articles of incorporation, bylaws, and the Texas Business Corporation Act help discourage unsolicited proposals to acquire Mannatech, even if the proposal benefits its shareholders. In addition, Mannatech’s bylaws provide for three classes of directors on its board of directors with members of each class serving staggered three-year terms. Mannatech’s board of directors is authorized, without shareholder approval, to issue up to 1,000,000 shares of preferred stock having such rights, preferences and privileges as the board of directors designates. Furthermore, the Texas Business Corporation Act restricts, subject to exceptions, business combinations with any “affiliated shareholder.” Any or all of these provisions could delay, deter or prevent a takeover of Mannatech and could limit the price investors are willing to pay for Mannatech’s common stock.

Item 2. Properties

Mannatech leases property at several locations for its headquarters and distribution facilities, including:

Location	Square feet	Term	Expiration date
Coppell, Texas (corporate headquarters)	110,000	10 years	January 2007
Coppell, Texas (distribution center) (1)	75,000	10 years	January 2008
St. Leonards, Australia (Australian headquarters)	9,000	5 years	August 2003
Basingstoke, Hampshire (U.K. headquarters)	2,000	1 years	March 2004
Tokyo, Japan (Japanese headquarters) (2)	6,000	2.3 years	April 2003

(1)	The United States distribution facility is capable of filling 18,000 orders per day and is currently operating at 34% of full capacity.
(2)	The Japanese headquarters’ lease will expire in April 2003 but is automatically renewed for an additional year unless Mannatech provides written notice of nonrenewal six months prior to the expiration date.

For its international operations, Mannatech contracts with several third party contractors for distribution and fulfillment operations and believes all of its leased facilities are adequate for its current and projected operations. Mannatech’s third party contract distribution operations include the following:

Location	Square feet	Orders per day capacity	Current operating capacity
Calgary, Alberta	6,000	3,200	20%
Botany, Australia	5,000	20,000	5%
Poyle, United Kingdom	5,000	3,200	5%
Tokyo, Japan	7,000	10,000	10%

Item 3. Legal Proceedings

In October 1997, Mannatech filed a Notice of Objection to the issuance of a registered trademark issued to IntraCell Nutrition, Inc., which had filed a trademark application for the name “Manna.” On May 19, 2000, Mannatech’s Notice of Opposition was rejected. To date, no infringement action has been filed against Mannatech by IntraCell. If IntraCell brings any infringement action against Mannatech, a negative determination could adversely affect Mannatech’s business, results of operations, financial condition, and liquidity.

In February 2003, Mannatech was notified by the Ministry of Health that it was the subject of an investigation into the sales practices relating to certain of its independent associates in New Zealand. Mannatech’s associates’ policies and procedures strictly prohibit the making of any therapeutic claims related to its products. Mannatech believes it has reached an agreement with the Ministry of Health under which Mannatech will not be prosecuted; however, Mannatech has agreed to discipline those associates who allegedly have violated the NZ Medicines Act by making or publishing therapeutic claims. The Ministry of Health stated it will continue to monitor Mannatech’s actions and may prosecute individual distributors or Mannatech in the event of any further violations. As a result, Mannatech is reviewing its policies and procedures to strengthen its training, compliance and disciplinary processes to emphasize regulatory compliance in all countries where it operates.

In February 2003, Mannatech was also notified that it was the subject of an investigation by the Therapeutic Goods Administration of Australia, or the TGA, alleging certain violations of the advertising provisions of the Therapeutic Goods Legislation. The TGA subsequently notified Mannatech that it believes Mannatech and certain associates have also allegedly breached its Australian Therapeutic Goods Advertising Code, or the Code, and alleges that certain Mannatech associates were misusing Mannatech’s Australian patent specifications. Mannatech is currently investigating these alleged violations and any associate found to be in violation of any Australian laws will be terminated in accordance with Mannatech’s policies and procedures. Mannatech has asked the TGA to provide further information related to these violations and intends to fully cooperate with the TGA to resolve this matter. However, if the TGA finds that Mannatech has violated the Code, it may impose certain sanctions and/or fines on Mannatech and its associates that could have an adverse effect on Mannatech’s business, financial condition, results of operations, and liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market for its Common Stock. On February 12, 1999, Mannatech completed its initial public offering and on February 16, 1999, its common stock began trading on the Nasdaq National Market under the symbol “MTEX.” As of March 20, 2003, the total number of outstanding shares of its common stock was 25,134,840 and the closing price on such date was $2.57. Below are the high and low sales prices of Mannatech’s common stock as reported on the Nasdaq National Market for each quarter of the fiscal years ended December 31, 2001 and 2002:

	Low	High
First Quarter 2001	$1.00	$1.47
Second Quarter 2001	$0.91	$1.84
Third Quarter 2001	$0.85	$1.17
Fourth Quarter 2001	$1.05	$4.61
First Quarter 2002	$1.56	$3.15
Second Quarter 2002	$2.11	$3.43
Third Quarter 2002	$1.33	$2.69
Fourth Quarter 2002	$1.15	$2.75

Holders. As of March 20, 2003, there were approximately 5,100 shareholders of record who held Mannatech’s common stock directly and approximately 130 security brokers and dealers who held approximately 47.8% of Mannatech’s common stock on behalf of approximately 8,200 shareholders.

Dividends. Mannatech did not pay any dividends in 2001 or 2002 and does not intend to pay any dividends in 2003. Thereafter, Mannatech’s board of directors will periodically reevaluate its dividend policy based on its consolidated results of operations, financial condition, cash requirements, and other relevant factors. Any future payments of dividends will be subject to the discretion of the board of directors and subject to certain limitations under the Texas Business Corporation Act.

Sales of Unregistered Securities.

None.

Uses of Proceeds from Registered Securities.

None.

Item 6. Selected Financial Data

The Selected Financial Data set forth below for each of the five years ended December 31, 2002 have been derived from and should be read in conjunction with (A) Mannatech’s Consolidated Financial Statements and related notes set forth in Item 15 of this report, beginning on page F-1, and (B) “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Item 7 of this report.

	Year ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Consolidated Statement of Income Data:
Net sales	$164,933	$179,730	$150,006	$128,736	$140,948
Gross profit	$71,143	$77,033	$61,175	$53,218	$57,172
Income (loss) from operations	$16,057	$16,081	($8,439)	($3,924)	$2,978
Income (loss) before cumulative effect of accounting change	$10,054	$10,788	($7,139)	($3,660)	$1,888
Cumulative effect of accounting change (1)	—	—	(210)	—	—

Net income (loss)	$10,054	$10,788	($7,349)	($3,660)	$1,888

Earnings (loss) per common share—basic:
Before cumulative effect of accounting change	$0.45	$0.45	($0.29)	($0.15)	$0.08
Cumulative effect of accounting change (1)	—	—	(0.01)	—	—

Net	$0.45	$0.45	($0.30)	($0.15)	$0.08

Earnings (loss) per common share—diluted:
Before cumulative effect of accounting change	$0.42	$0.43	($0.29)	($0.15)	$0.07
Cumulative effect of accounting change (1)	—	—	(0.01)	—	—

Net	$0.42	$0.43	($0.30)	($0.15)	$0.07

Weighted average common and common equivalent shares outstanding:
Basic	22,102	24,133	24,946	24,730	25,135

Diluted	23,659	25,224	24,946	24,730	25,265

Other Financial Data:
Capital expenditures (2)	$6,098	$3,243	$4,109	$1,316	$1,008
Dividends declared per common share	$0.39	$0.06	$—	$—	$—

Consolidated Balance Sheet Data:
Total assets	$26,874	$44,779	$38,902	$33,143	$34,816
Long-term obligations excluding current portion	$1,056	$325	$527	$950	$158

(1)	Cumulative effect of accounting change is the result of Mannatech adopting Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” retroactively to January 1, 2000.
(2)	Capital expenditures include assets acquired through capital lease obligations of $397, $1,472, and $25, in 1997, 1998, and 2002, respectively.

Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s financial position and results of operations for each of the three years ended December 31, 2002. This discussion should be read in conjunction with Item 15 – the Consolidated Financial Statements and related Notes, beginning on page F-1 of this report.

Company Overview and Critical Accounting Policies and Estimates

For nearly a decade, Mannatech has developed innovative, high-quality, proprietary nutritional supplements, topical products, and weight-management products that are sold through a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. New Zealand began operations on June 10, 2002 and is serviced by Mannatech’s Australian subsidiary. Currently, Mannatech operates as a single segment and primarily sells its products through a network of approximately 200,000 associates and members who have purchased Mannatech’s products within the last 12 months.

Mannatech’s significant accounting policies are described in Note 1 to its Consolidated Financial Statements and related Notes in Item 15 of this report. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech identified certain policies that are important to the portrayal of its financial condition and results of operations. These policies require the application of significant judgment by Mannatech’s management. Mannatech periodically analyzes its estimates, including the need for inventory reserves and write-downs, impairment of long-lived assets, tax valuation allowances, provisions for doubtful accounts, sales returns, contingencies and litigation, and bases its estimates on Mannatech’s historical experience, industry standards, and various other assumptions that may be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on Mannatech’s financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Mannatech’s critical accounting policies include the following:

•	Inventory value is reviewed and compared to the market value of inventory and any inventory in excess of fair market value is written down. In addition, Mannatech reviews its inventories for obsolescence, and any inventory identified as obsolete is written off. The determination of obsolescence is based on assumptions about demand for the products, estimated future sales, and management’s future plans. If actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. Inventory value at December 31, 2002 was $5.5 million, which includes an inventory reserve of $124,000.

•	Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. Mannatech’s impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated carrying value. Mannatech believes its net book value approximates or exceeds its expected future cash flows; however, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss would be recognized to the extent the net book value of an asset exceeds its fair value. At December 31, 2002, the net book value of Mannatech’s property and equipment was $7.5 million.

•	Mannatech evaluates the probability of realizing the future benefits of any deferred tax assets and records a valuation allowance when it believes a portion or all of the deferred tax assets may not be realized. If Mannatech is unable to realize the expected future benefits of its deferred tax assets, it would be required to provide an additional valuation allowance. As of December 31, 2002, Mannatech recorded deferred tax assets of $1.0 million, which are net of a valuation allowance of $2.9 million.

•	Mannatech defers all of its revenue until its customer receives the shipment. Mannatech also defers a portion of its revenue from the sale of its starter and renewal packs when the revenue exceeds the total average wholesale value of all individual items included in such packs and amortizes such deferrals over 12 months. Certain packs contain an event admission pass that allows an associate free admission to a corporate-sponsored event and beginning in September 2002, some packs include a one-year subscription to Mannatech’s monthly magazine. Revenue from these packs is allocated between products, event admission, and magazine subscription revenue, based on each of their proportionate average fair value. The event admission revenue and the magazine subscription revenue are amortized over 12 months. In the future, Mannatech may change the contents of its packs or its shipping methods, and as a result may have to defer additional revenue and recognize the deferred revenue over an extended period of time.

•	Mannatech capitalizes qualifying costs related to the development of its internally-developed software applications including: GlycoScience.com, a scientific web database; Enterprise System, a sales and commission database; and Success Tracker™, a web-based training and marketing tool for its associates. Mannatech amortizes such qualifying costs over the estimated useful life of the software, which is either three or five years. If accounting standards change or if the capitalized software becomes obsolete, Mannatech may be required to write off its capitalized software or accelerate its amortization. As of December 31, 2002 Mannatech’s capitalized software had a net book value of $0.8 million.

General Summary

Mannatech primarily derives its revenues from sales of its products, starter and renewal packs, and from shipping fees. Substantially all product sales are sold to independent associates at published wholesale prices or sold to members at discounted published retail prices. Mannatech periodically changes its starter and renewal packs to meet the current market demands. Each starter and renewal pack includes some combination of Mannatech’s latest products and promotional materials. Mannatech tries to offer comparable packs in each country in which it does business; however, because each country has different regulatory guidelines, not all of Mannatech’s packs can be offered in all countries. Mannatech defers the recognition of revenue for product sales until its customers receive the products. On September 14, 2002, Mannatech implemented a price increase of approximately 4% on certain wholesale and retail sale prices. The net sales by country as a percentage of consolidated net sales and in dollars are as follows:

Year ended December 31,	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
2002	74.5%	11.6%	4.8%	1.1%	6.4%	1.6%	100.00%
2001	77.1%	14.1%	3.4%	1.0%	4.4%	— %	100.00%
2000	77.0%	13.5%	5.7%	1.3%	2.5%	— %	100.00%

Year ended December 31,	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
	(in millions)
2002	$105.0	$16.4	$6.6	$1.6	$9.0	$2.3	$140.9
2001	$99.3	$18.1	$4.4	$1.2	$5.7	$—	$128.7
2000	$115.7	$20.2	$8.5	$1.9	$3.7	$—	$150.0

In 2002, Mannatech’s operations, excluding its North American operations, accounted for 13.9% of consolidated net sales, whereas in 2001, operations, excluding its North American operations accounted for 8.8% of consolidated net sales. Mannatech attributes this increase in net sales to the change in its international management team along with the expansion of products offered in its international operations and the launching of its new global associate career and compensation plan.

Fourth quarter 2002 net sales increased 20.2% as compared to the fourth quarter 2001 net sales. For the year ended December 31, 2002, net sales increased 9.5% as compared to the year ended 2001. The increase is largely attributable to the increase in pack sales, launching Mannatech’s global associate career and compensation plan, expanding the products lines offered in its international operations, and initiating effective personnel changes in its international operations.

For 2002, quarterly pack sales continued to range between $7 million and $8 million as compared to 2001, where quarterly pack sales ranged between $4 million and $5 million. Mannatech believes the increase in its quarterly pack sales directly correlates to the introduction of the travel incentive program and the launching of the new global associate career and compensation plan.

For 2002, both the number of new associates and members and the number of associates and members who have purchased Mannatech’s products within the last 12 months have increased. Mannatech believes these increases are primarily attributed to the travel program offered and the launching of its new global associate career and compensation plan. The number of new associates and members, as well as the number of associates and members who have not cancelled their status, are as follows:

	At December 31,
Associates and Members	2000		2001		2002
New	108,000	45.6%	66,000	34.4%	83,000	41.5%
Continuing	129,000	54.4%	126,000	65.6%	117,000	58.5%

Total	237,000	100.0%	192,000	100.0%	200,000	100.0%

In 2003, Mannatech plans to continue to concentrate on increasing net sales. Mannatech believes increasing net sales is primarily dependant upon the following factors:

•	continuing its product development strategy;
•	continuing to monitor and refine its new global associate career and compensation plan; and
•	increasing its base of customers who routinely purchase products.

Mannatech’s product development strategy is divided into three primary areas of focus, which are as follows:

•	working to ensure that an entire spectrum of products is available in all countries in which Mannatech does business;
•	continuing to develop new products that either complement existing products or create a new demand for Mannatech’s products; and
•	continuing to monitor and modify existing product formulas to ensure high-quality and economies of scale.

Cost of sales primarily consists of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s associates, and occasional write-offs of inventories. The product mix of products sold directly affects cost of sales and gross profit, as each product and promotional material has a different gross margin. The product mix is influenced by changes in incentive programs, promotional activities, consumer demand, competitors’ products, economic conditions, and scientific studies and breakthroughs.

Commissions and incentives paid to associates are Mannatech’s most important and most significant expenses. Mannatech’s commissions and incentives are designed to motivate associates and financially reward them for their efforts. Mannatech’s commission and incentive program is designed to pay commissions and incentives to associates for their global downline activities, thereby allowing existing and new associates to build their individual global networks by expanding existing downlines into newly-formed international markets rather than requiring associates to establish new downlines to qualify for commissions and incentives within each new country. Periodically, Mannatech offers travel incentives, which are designed to stimulate both pack and product sales.

After two years of research and development, Mannatech launched its global associate career and compensation plan in September 2002. Overall, the plan eliminated the binary commission structure paid only in the United States and Canada and changed certain qualifying measurements for certain existing commission types in order to pay new associates faster. The plan also increased the payouts of most commissions paid and introduced new commission type payments to concentrate commission payments on pack and product sales, as well as rejuvenate network development. Under the new plan, commissions and incentives are expected to remain relatively consistent as a percentage of net commissionable sales. Mannatech generally pays commission and incentives to associates based on the following:

•	an associates’ placement and position within the overall global plan;
•	the volume of an associate’s direct and indirect commissionable sales; and
•	an associate’s achievement of certain levels to qualify for various incentives/compensation programs.

Operating expenses consist primarily of selling and administrative expenses and other operating costs. Selling and administrative expenses are a combination of both fixed and variable expenses and include salaries and benefits, contract labor, shipping and freight, and marketing-related expenses, such as hosting Mannatech’s corporate-sponsored events. Other operating costs include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing-related expenses, and miscellaneous operating expenses.

Income taxes include both domestic and foreign taxes. In 2001 and 2002, Mannatech’s United States federal statutory tax rate was 34%. Mannatech pays taxes in Australia and in the United Kingdom at a statutory rate of approximately 30%. Mannatech expects to pay taxes in Japan at a statutory tax rate ranging between 42% and 48%. However, since inception, Mannatech’s Japan subsidiary has only reported net operating losses. A portion of Mannatech’s income from its international operations is subject to taxation in the countries in which it operates; although, it may receive foreign tax credits that would reduce the amount of United States taxes owed. Mannatech may not be able to use all of its foreign tax credits in the United States. Mannatech may also incur net operating losses that may not be fully realizable. Mannatech records a valuation allowance for any expected net operating losses that are not likely to be fully realizable in the future.

Mannatech reported basic earnings per share of $0.08 in 2002 as compared to a loss per share of ($0.15) in 2001. The increase in earnings per share was primarily the result of an increase in net sales of $12.2 million and a $2.9 million reduction in total operating expenses.

Results of Operations

The following table summarizes Mannatech’s consolidated operating results as a percentage of net sales for each of the years indicated:

	Year ended December 31,
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	18.0	18.3	17.3
Commissions and incentives	41.2	40.4	42.1

Gross profit	40.8	41.3	40.6
Operating expenses:
Selling and administrative expenses	24.0	23.9	23.3
Other operating costs	21.1	17.8	15.2
Write-off of fixed asset	0.6	—	—
Severance expenses related to former executives	0.7	2.7	—

Income (loss) from operations	(5.6)	(3.1)	2.1
Interest income	0.5	0.2	0.2
Interest expense	(0.1)	—	—
Other income (expense), net	(0.4)	—	0.1

Income (loss) before income taxes and cumulative effect of accounting change	(5.6)	(2.9)	2.4
Income tax (expense) benefit	0.8	0.1	(1.1)

Income (loss) before cumulative effect of accounting change, net of tax	(4.8)	(2.8)	1.3
Cumulative effect of accounting change, net of tax	(0.1)	—	—

Net income (loss)	(4.9)%	(2.8)%	1.3%

Year ended December 31, 2002 compared with the year ended December 31, 2001

Net sales. Net sales increased 9.5% to $140.9 million in 2002 from $128.7 million in 2001 primarily due to a 50% increase in pack sales of $9.7 million. The increase in pack sales was attributed to the introduction of a travel incentive program and the launch of Mannatech’s new global associate career and compensation plan. The remaining increase related to an increase in product sales of $2.5 million. Product sales increased as a result of the increase in pack sales and the expansion of products offered in its international operations.

Cost of sales. Cost of sales increased 3.8% to $24.4 million in 2002 from $23.5 million in 2001. As a percentage of net sales, cost of sales decreased to 17.3% in 2002 from 18.3% in 2001. The decrease in cost of sales as a percentage of net sales was primarily due to the change in product mix sold and the prior year write-down of inventory totaling $1.2 million for the start-up inventories that were approaching their expiration dates in its foreign operations. The dollar increase was the result of an increase in net sales.

Commissions and incentives. Commissions and incentives increased 14.2% to $59.4 million in 2002 from $52.0 million in 2001. As a percentage of net sales, commissions and incentives increased to 42.1% in 2002 from 40.4% in 2001. The increase as a percentage of net sales was the result of an increase in commissionable sales in relation to gross sales and the introduction of a travel incentive program.

Gross profit. Gross profit increased 7.5% to $57.2 million in 2002 from $53.2 million in 2001. As a percentage of net sales, gross profit decreased to 40.6% in 2002 from 41.3% in 2001. These changes were primarily attributable to an increase in net sales, the introduction of a travel incentive program and the improvement in cost of sales.

Selling and administrative expenses. Selling and administrative expenses increased 6.5% to $32.8 million in 2002 from $30.8 million in 2001. As a percentage of net sales, selling and administrative expenses decreased to 23.3% in 2002 from 23.9% in 2001. The dollar increase was primarily due to the following:

•	a $2.1 million increase in compensation, including wages and contract labor due primarily to the accrual of $0.9 million in bonuses for executives, paying an aggregate of $0.6 million to Mannatech’s former medical director and two of its former international general managers, and a $0.6 million increase in contract labor related to the development and launching of Mannatech’s global associate career and compensation plan;

•	a $0.2 million increase in freight costs related to the increase in net sales; partially offset by

•	a ($0.3 million) decrease in expenses related to various corporate-sponsored events.

Other operating costs. Other operating costs decreased (6.6%) to $21.4 million in 2002 from $22.9 million in 2001. As a percentage of net sales, other operating costs decreased to 15.2% in 2002 from 17.8% in 2001. The dollar decrease was primarily due to the following:

•	a ($1.3 million) decrease in consulting fees related to canceling the consulting agreement with Samuel Caster and various international consultants and the modification of the Royalty Agreement with Jett;

•	a ($2.2 million) decrease in third party contractors related to providing order processing and customer service for Mannatech’s international operations; partially offset by

•	a $0.8 million increase for travel expenses related to associates qualifying for the 2002 travel incentive program;

•	a $0.8 million increase in research and development, telephone, insurance, postage, offsite storage, and credit card fees, which directly relate to the increase in net sales;

•	a $0.3 million increase in miscellaneous expenses related to the non-compete agreement with Dr. H. Reginald McDaniel and the settlement of various lawsuits; and

•	a $0.1 million increase in depreciation expense.

Severance Charges. In the second quarter of 2001, Mannatech accrued severance charges totaling $3.4 million for certain executive officers, which are due at various times through 2004.

Interest income. Interest income increased 3.6% to $285,000 in 2002 from $275,000 in 2001. As a percentage of net sales, interest income remained at 0.2% for both 2002 and 2001. The dollar increase was primarily related to maintaining a higher average cash balance.

Interest expense. Interest expense decreased (40.6%) to $19,000 in 2002 from $32,000 in 2001. As a percentage of net sales, interest expense remained at 0.0% for 2002 and 2001, respectively. The dollar decrease was primarily due to the repayment of existing capital leases and the repayment of notes payable related to financing its insurance premiums.

Other income (expense), net. Other income (expense), net consists of foreign currency translation adjustments related to Mannatech’s foreign operations and miscellaneous non-operating items. Other income (expense), net increased to $98,000 in 2002 from ($83,000) in 2001. As a percentage of net sales, other income (expense), net increased to 0.1% in 2002 from 0.0% in 2001. The change in other income (expense), net primarily consisted of currency translation exchange gains and losses.

Income tax (expense) benefit. Income tax (expense) benefit increased to ($1.5 million) in 2002 from $104,000 in 2001. Mannatech’s effective tax rate increased to 43.5% in 2002 from 2.8% in 2001. Mannatech’s effective tax rate increased primarily due to the income mix between its domestic and foreign operations and increasing the valuation allowance for the losses from its Japan subsidiary.

Net income (loss). Net income (loss) increased to $1.9 million in 2002 from ($3.7 million) in 2001. As a percentage of net sales, net income (loss) increased to 1.3% in 2002 from (2.8%) in 2001. The dollar increase was primarily the result of the increase in net sales, the curtailment of operating expenses and the prior year severance charges of $3.4 million.

Year ended December 31, 2001 compared with the year ended December 31, 2000

Net sales.Net sales decreased (14.2%) to $128.7 million in 2001 from $150.0 million in 2000 primarily due to a 19.0% decrease in associates who have purchased Mannatech’s products over the last 12 months. This decrease was partially offset by a $2.0 million increase in net product sales, which was primarily due to its Japan subsidiary operating for a full year and the introduction of the following three new products: GLYCO-BEARS®, Glycentials™ Vitamin, Ambroglycin™ Mineral and Antioxidant Formula, and CardioBALANCE™.

Cost of sales. Cost of sales decreased (13.3%) to $23.5 million in 2001 from $27.1 million in 2000. As a percentage of net sales, cost of sales increased to 18.3% in 2001 from 18.0% in 2000. The increase in cost of sales as a percentage of net sales was primarily due to the write-down of inventories totaling $1.2 million in 2001. The write-down was the result of over-estimating start-up inventories needed for its foreign operations, which were approaching their expiration dates.

Commissions and incentives. Commissions and incentives decreased (15.7%) to $52.0 million in 2001 from $61.7 million in 2000. As a percentage of net sales, commissions decreased to 40.4% in 2001 from 41.2% in 2000. The decrease as a percentage of sales was the result of a decrease in commissionable sales as a percentage of total sales. The dollar decrease was the direct result of a decrease in net sales reflecting a decline in the number of associates, who purchased Mannatech’s products over the last 12 months. This dollar decrease was partially offset by the introduction of two new associate incentive programs, including the power plan and team plan bonuses.

Gross profit. Gross profit decreased (13.1%) to $53.2 million in 2001 from $61.2 million in 2000. As a percentage of net sales, gross profit increased to 41.3% in 2001 from 40.8% in 2000. The decrease was primarily attributable to the write-off of inventories in 2001 and a decrease in net sales.

Selling and administrative expenses. Selling and administrative expenses decreased (14.2%) to $30.8 million in 2001 from $35.9 million in 2000. As a percentage of net sales, selling and administrative expenses slightly decreased to 23.9% in 2001 from 24.0% in 2000. The dollar decrease was primarily due to the following:

•	a ($2.1 million) decrease in compensation, including wages and contract labor due primarily to the termination of various highly paid executives during 2001, partially offset by compensation related to the replacement of some of these executives;

•	a ($1.1 million) decrease in freight costs related to the decrease in net sales;

•	a ($1.7 million) decrease in expenses related to various corporate-sponsored events that were held in 2000 to promote its international expansion, including the Japan grand opening event; and

•	a ($0.2 million) decrease in various marketing expenses.

Other operating costs. Other operating costs decreased (27.8%) to $22.9 million in 2001 from $31.7 million in 2000. As a percentage of net sales, other operating costs decreased to 17.8% in 2001 from 21.1% in 2000. The dollar decrease was primarily due to the following:

•	a ($5.7 million) decrease in expenses related to travel, accounting, rent, third party contractors, and consulting services for Mannatech’s international expansion;

•	a ($1.5 million) decrease in telephone, postage and credit card fees, which directly relates to the decrease in net sales;

•	a ($0.8 million) decrease in operating expenses related to the reduction of its property taxes and other miscellaneous operating expenses; and

•	a ($0.8 million) decrease from canceling various contracts in 2000 related to its subsidiary, Internet Health Group, Inc.

Write-off of a fixed asset. In the second quarter of 2000, Mannatech determined its Internet subsidiary, Internet Health Group, Inc., a fixed asset with a book value of $870,000, was impaired and should be written-off. The write-off was a result of continued poor performance of its subsidiary, which discontinued operations as of December 29, 2000.

Severance Charges. In the second quarter of 2001, Mannatech accrued various severance charges totaling $3.4 million for certain former executive officers, which are due at various times through 2004.

Interest income. Interest income decreased (59.8%) to $275,000 in 2001 from $684,000 in 2000. As a percentage of net sales, interest income decreased to 0.2% in 2001 from 0.5% in 2000. The decrease was primarily due to Mannatech using cash to fund current year operations, including the funding of its international operations.

Interest expense. Interest expense decreased (53.6%) to $32,000 in 2001 from $69,000 in 2000. As a percentage of net sales, interest expense decreased to 0.0% in 2001 from (0.1%) in 2000. The dollar decrease was primarily due to the repayment of existing capital leases and the repayment of financing agreements for insurance premiums.

Other income (expense), net. Other income (expense), net consists of foreign currency translation adjustments related to Mannatech’s foreign operations and miscellaneous non-operating items. Other income (expense), net decreased (85.1%) to $83,000 in 2001 from $558,000 in 2000. As a percentage of net sales, other income (expense), net decreased to 0.0% in 2001 from (0.4%) in 2000. In 2001, other income (expense), net primarily consisted of currency translation exchange losses. In 2000, other income (expense), net consisted primarily of currency translation exchange losses, sales tax payments and tax penalties.

Income tax (expense) benefit. Income tax (expense) benefit decreased to $104,000 in 2001 from $1.2 million in 2000. Mannatech’s effective tax rate decreased to 2.8% in 2001 from 14.8% in 2000. Mannatech’s effective tax rate decreased primarily as a result of the increase of its valuation allowance for the net operating losses incurred by its Japanese subsidiary.

Cumulative effect of accounting change, net of tax. In the fourth quarter of 2000, Mannatech adopted Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), which resulted in a one-time charge of $210,000, net of tax of $126,000, for the cumulative effect of the accounting change. SAB 101 requires Mannatech to defer recognition of revenues until associates receive products.

Net income (loss). Net income (loss) decreased to ($3.7 million) in 2001 from ($7.3 million) in 2000. As a percentage of net sales, net income (loss) decreased to (2.8%) in 2001 from (4.9%) in 2000. The dollar decrease was primarily the result of the reduction of total operating expenses.

Seasonality and Selected Quarterly Statements of Operations

Mannatech believes the impact of seasonality on its results of operations is minimal. Mannatech has experienced and predicts it will continue to experience variations on its quarterly results of operations in response to, among other things:

•	the timing of the introduction of new products;

•	the recruiting and retention of associates;

•	the general overall economic outlook;

•	the conditions and acceptance of the network-marketing industry; and

•	the consumer perception of its products and its overall operations.

As a result of these and other factors, Mannatech’s quarterly results may vary significantly in the future. Period-to-period comparisons should not be relied upon as an indication of future performance since Mannatech can give no assurances that the revenue trends in new markets, as well as its existing markets, will follow historical patterns. The market price of Mannatech’s common stock may also be adversely affected by the above factors.

The following table sets forth Mannatech’s unaudited consolidated quarterly statement of operations data for the periods indicated. In Mannatech’s opinion, this information has been prepared on the same basis as its audited consolidated financial statements set forth in this report and includes all necessary adjustments, consisting only of normal recurring adjustments that are considered necessary to present fairly this information in accordance with generally accepted accounting principles. The reader should read this information in conjunction with Item 15—the Consolidated Financial Statements and related Notes—beginning on page F-1 of this report.

	Mar. 31, 2001	June 30, 2001(1)	Sept. 30, 2001	Dec. 31, 2001(2)	Mar. 31, 2002	June 30, 2002(3)	Sept. 30, 2002	Dec. 31, 2002(4)
	(in millions, except per share and pack information)
Net sales	$34.2	$32.5	$30.3	$31.7	$32.9	$35.4	$34.5	$38.1
Gross profit	$14.7	$14.2	$12.5	$11.8	$13.2	$14.0	$14.0	$16.0
Income (loss) before income taxes and cumulative effect, net of tax	$(0.5)	$(2.2)	$(0.1)	$(1.1)	$1.2	$0.3	$0.4	$1.5
Income tax (expense) benefit	$0.2	$0.2	$(0.2)	$(0.1)	$(0.6)	$(0.0)	$(0.2)	$(0.7)

Net income (loss)	$(0.3)	$(2.0)	$(0.3)	$(1.0)	$0.6	$0.3	$0.2	$0.8
Earnings (loss) per share: (5)
Basic	$(0.01)	$(0.08)	$(0.01)	$(0.05)	$0.02	$0.01	$0.01	$0.04

Diluted	$(0.01)	$(0.08)	$(0.01)	$(0.05)	$0.02	$0.01	$0.01	$0.03

(1)	For the second quarter of 2001, income before taxes was reduced by $3.4 million for severance expenses related to various executives.
(2)	For the fourth quarter of 2001, gross profit was reduced by $1.2 million related to recording the write-downs of inventories related to its projected start-up inventories for its foreign operations.
(3)	The New Zealand operation began in June 2002.
(4)	The new global associate career and compensation plan was launched and a 4% price increase in certain wholesale and retail prices was implemented in late September 2002.
(5)	Computed on the basis described in Note 1 in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Mannatech’s principal need of funds is to pay for operating expenses, including commissions and incentives, capital expenditures, and inventory purchases. Historically, Mannatech has generally funded its business objectives, working capital, and operations primarily through reliance on its cash flows from operations rather than incurring long-term debt. Mannatech plans to continue to fund its business objectives, working capital, and operations primarily through its cash flows from operations.

Cash and cash equivalents. Mannatech’s cash and cash equivalents increased to $17.7 million at December 31, 2002 from $9.9 million at December 31, 2001 primarily as a result of increased operating profits and a reduction in Mannatech’s inventories.

Working Capital. Mannatech’s working capital increased to $9.5 million at December 31, 2002 from $5.9 million at December 31, 2001. The increase in working capital was primarily attributable to the increase in its current assets. Current assets included an increase in cash and cash equivalents of $7.8 million, which was primarily due to the increase in net sales and the curtailment of operating expenses, offset by a $2.8 million decrease in inventory due to the reduction of raw materials on hand. The increase in current liabilities of $0.8 million was due to the timing of payments due for accrued expenses, which was partially offset by the reduction in accrued severance to former officers.

Mannatech’s cash flows consist of the following:

For the year ended December 31,
Provided by (used in):	2000		2001		2002
Operating activities	($4.6 million	)	$7.4 million		$9.7 million
Investing activities	($1.7 million	)	($1.2 million	)	($1.3 million	)
Financing activities	$0.6 million		($2.0 million	)	($0.7 million	)

Operating activities. For 2002, operating activities primarily consisted of $5.9 million in earnings before depreciation and amortization, a $2.8 million decrease in inventories, and a decrease of $0.9 million in prepaids and other assets. The decrease in prepaids and other assets was primarily the result of the prior year prepayment of expenses.

In 2001, operating activities primarily consisted of $0.3 million in earnings before depreciation and amortization, a $4.8 million reduction in inventories, an income tax refund of $2.3 million, and an increase of $0.7 million in prepaids and other assets. These operating activities were partially offset by the recording of deferred tax of $1.7 million and the net decrease in operating expense accruals of $1.4 million, which was offset by an increase in the severance accrual of $2.2 million.

Investing activities. For 2002, investing activities primarily consisted of $1.0 million increase in purchases of computer hardware and software and restricting $0.3 million in cash as collateral for its master-operating lease. Mannatech plans to purchase up to $2.0 million in additional computer hardware and software in 2003. The additional purchases will primarily relate to upgrading existing hardware and software to increase functionality and further enhance reporting and processing, including its financial reporting system.

For 2001 investing activities primarily consisted of $1.3 million in purchases of computer hardware and internal software development, including the development of the web-based Success Tracker™ data management tool. This was partially offset by $0.1 million received for the repayment of notes receivables due from certain shareholders/affiliates.

At December 31, 2002, related party notes receivable, net of an allowance of $31,000, totaled $0.4 million. The notes receivable are composed of five separate notes due from former officers and shareholders, Two of the five notes were due from Gary Watson and William C. Fioretti, whose loan balances at December 31, 2002 were $31,000 and $141,000, respectively. As of March 2003, Mr. Watson had not made his annual scheduled payments for the last two years and has not made his third annual scheduled payment due February 17, 2003. As a result, Mannatech established a provision for doubtful accounts of approximately $31,000 related to his note. Mr. William Fioretti has not made his annual schedule payment for 2002 or for 2003; however, in September 2002, Mannatech filed a lawsuit against him demanding repayment. Currently, the parties are negotiating a settlement and Mannatech believes this note is fully collectible.

Financing activities. For 2002, financing activities consisted of timely repayments of capital leases and notes payable of $0.7 million. For 2001, financing activities consisted of the elimination of book overdrafts of $1.5 million, timely repayments of capital leases and notes payable of $0.8 million, and the repurchase of common stock of $0.7 million from Mr. Charles E. Fioretti. These financing activities were partially offset by the $0.8 million of proceeds from the sale of its treasury stock and $0.1 million of proceeds from the exercise of stock options.

During 2001, Mannatech entered into various financing agreements to finance certain insurance premiums totaling $0.8 million. The notes required a 25% down payment, accrued interest at 9.15%, and were due in eight monthly installments through July 2002. In January 2002, Mannatech entered into a three-year capital lease for warehouse equipment valued at $32,500. In 2002, Mannatech entered into two financing agreements to finance certain annual insurance premiums totaling $0.6 million. The notes require a 25% down payment, accrue interest at an average rate of 8%, and are due in eight monthly installments through April 2003.

General liquidity and cash flows. Mannatech generates positive cash flows from its operations and believes that its existing liquidity and cash flows from operations, including current cash-on-hand of $17.7 million, existing capital resources, and limited finance company borrowings, including a master operating lease line-of-credit totaling $300,000, together with the continued suspension of dividend payments to shareholders, should be adequate to fund its business operations and commitments for the next 12 months. Mannatech believes most of its expenses are primarily variable in nature and, as a result, a reduction in its revenues would result in a reduction of future cash flow needs. However, if Mannatech’s existing capital resources or cash flows become insufficient to meet its current business plans and existing capital requirements, Mannatech would be required to raise additional funds, which may not be available on favorable terms, if at all. Existing commitments and obligations include the following:

•	funding the remaining $1.0 million in payments related to the resignations of former executives. Under the terms of the various separation agreements entered into during 2001, Mannatech is required to pay the remaining aggregate amount of $1.0 million, of which $0.8 million will be paid over the next 12 months;

•	funding the remaining payments relating to the renewal of its annual premiums for its general and product liability insurance policies, totaling approximately $129,000, which were financed with a finance company and are due in monthly installments through April 2003;

•	funding the remaining non-compete payments to a former medical director of $150,000, payable in monthly installments of $25,000;

•	funding the inventory purchase commitment with its major supplier of Manapol®. The inventory purchase commitment requires Mannatech and its manufacturers, collectively to purchase $2.5 million of Manapol® during 2003; and

•	funding various operating leases for building and equipment rental of $4.7 million through 2007.

In addition to Mannatech’s accounts payable and accrued expenses, Mannatech’s approximate future maturities of its existing commitments and payments are as follows (in thousands):

	For the year ended December 31,
	2003	2004	2005	2006	2007	Thereafter
Notes payable and financing	$129	$—	$—	$—	$—	$—
Capital lease	7	8	—	—	—	—
Severance payments to former executives	810	150	—	—	—	—
Inventory purchase commitment	2,450	—	—	—	—	—
Non-compete payments to a former medical director	150	—	—	—	—	—
Minimum rental commitment related to noncancelable operating leases	1,476	1,000	796	742	303	350

Totals	$5,022	$1,158	$796	$742	$303	$350

Mannatech has no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities. Mannatech believes any unanticipated future changes in its operations could force it to consume available capital resources faster than anticipated. Mannatech also believes that its existing capital requirements depend on its ability to continue to distribute high-quality, proprietary products that attract new associates and help retain its current group of associates and members.

Off-Balance Sheet Arrangements. Mannatech has not historically utilized off-balance sheet financing arrangements and has no such arrangements as of December 31, 2002. However, Mannatech does finance the use of certain facilities and equipment under various operating lease agreements. As of December 31, 2002, the total future minimum lease payments under such arrangements totaled $4.7 million and are properly not reflected in our consolidated balance sheets.

Impact of Inflation

Mannatech believes that inflation has not had a material impact on its operations or profitability. Mannatech expanded into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, and into New Zealand in 2002. Revenues and expenses in foreign markets are currently translated using historical and weighted-average currency exchange rates. For further discussion see Item 7A of this report.

Recent Financial Accounting Standards Board Statements

SFAS 143. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations.” SFAS 143 amends SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the related asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. Mannatech believes the adoption of this standard will not have a significant impact on its consolidated financial condition, changes in financial conditions, results of operations, or its cash flows.

SFAS 146. In June 2002, FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS 146 states that exit costs include, but are not limited to the following: terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and should be applied on a prospective basis.

SFAS 148. In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.” SFAS is effective for fiscal years beginning after December 15, 2002. SFAS 148 provides an alternative method of transition for an entity that voluntarily changes accounting for its stock-based employee compensation to the fair value method. In addition, SFAS 148 changes the disclosure provisions to provide more prominent disclosures about the effects on reported net income with respect to stock-based employee compensation and adds additional disclosures relating to stock-based employee compensation for interim financial information. Mannatech has made the required disclosures in its footnotes; however, Mannatech does not plan to change the accounting for its employee stock-based compensation.

FIN 45. In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 is applicable to guarantees issued or modified after December 31, 2002. FIN 45 expands the existing disclosure required for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also requires a company to recognize an initial liability for the fair market value of the obligations it assumes under that guarantee upon issuance and disclose certain information about the guarantee in its interim and annual financial statements. The adoption of this interpretation did not have a significant impact on Mannatech’s financial condition, results of operations, or cash flows.

FIN 46. In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 is effective for variable interest entities created after January 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of this interpretation is not expected to have a significant impact on Mannatech’s financial condition, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Mannatech does not engage in trading market risk sensitive instruments and does not purchase investments as hedges or for purposes “other than trading” that are likely to expose it to certain types of market risk, including interest rate, commodity price, or equity price risk. Although Mannatech has some short-term investments, there has been no material change in its exposure to interest rate risk. Mannatech has not issued any debt instruments, entered into any forward or futures contracts, purchased any options, or entered into any swaps.

Mannatech is exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect Mannatech’s financial results. Changes in exchange rates could positively or negatively affect its financial results, as expressed in United States dollars. When the United States dollar strengthens against currencies in which products are sold or weakens against currencies in which Mannatech incurs costs, net sales and costs could be adversely affected.

Mannatech has established policies, procedures, and internal processes that it believes help monitor any significant market risks. Mannatech currently does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations, and projected transactions denominated in foreign currencies. Mannatech cautions that it cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial condition, results of operations, or cash flows. However to combat such risk, Mannatech closely monitors current fluctuations for exposure to such market risk. The foreign currencies in which Mannatech currently has exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, and New Zealand. The low and high currency exchange rates to the United States dollar, for each of these countries, for the year ended December 31, 2002 are as follows:

Country/Currency	Low	High
Australia/Dollar	$0.50690	$0.57520
Canada/Dollar	$0.62050	$0.66220
Japan/Yen	$0.00742	$0.00863
New Zealand/Dollar	$0.41590	$0.52600
United Kingdom/British Pound	$1.40870	$1.60470

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data of Mannatech required by this Item 8 are set forth in Item 15, beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

The information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference to Mannatech’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2003.

Item 14. Controls and Procedures

Within 90 days prior to the date of the filing of this annual report on Form 10-K, Mannatech carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Mannatech’s principal executive officer and principal accounting officer, respectively) of Mannatech’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Mannatech’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

There were no significant changes in Mannatech’s internal controls or in factors that could significantly affect these internal controls subsequent to the date of Mannatech’s most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

2. Financial Statement Schedules

Financial statement schedules have been omitted because the information required therein is included in Mannatech’s Consolidated Financial Statements and related Notes set forth in Item 15 of this report.

3. Exhibits required by Item 601 of Regulation S-K

3.1

Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2

Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1

Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1	1997 Stock Option Plan dated May 20, 1997, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.2	1998 Incentive Stock Option Plan dated April 8, 1998, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.3	2000 Option Plan dated June 19, 2000, incorporated by reference to Exhibit 10.26 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2000.

10.4

Exchange Agreement by and among Mr. Gary Watson, Mr. Patrick D. Cobb, Mr. Samuel L. Caster, Mr. Charles E. Fioretti and Mr. William C. Fioretti and Mannatech dated August 31, 1997, incorporated herein by reference to Exhibit 10.6 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.5

Form of Indemnification Agreement with a schedule of directors’ signatures, incorporated herein by reference to Exhibit 10.8 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.6

Schedule of additional directors’ signatures relating to the Form of Indemnification Agreements in Exhibit 10.5 above, incorporated herein by reference to Exhibit 10.10 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2000.

10.7*	Schedule of additional directors’ signatures relating to the Form of Indemnification Agreements in Exhibit 10.5 above.

10.8

Letter of Understanding Regarding Development of Proprietary Information for Mannatech effective as of August 1, 1997, as amended, by and between Mr. Bill H. McAnalley, Ph.D. and Mannatech, incorporated herein by reference to Exhibit 10.12 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.9

Commercial Lease Agreement dated November 7, 1996 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.10

Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit 10.14 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.11

Assignment of Patent Rights dated October 30, 1997 by and among Mr. Bill H. McAnalley, Ph.D., Mr. H. Reginald McDaniel, Mr. D. Eric Moore, Ms. Eileen P. Vennum and Mr. William C. Fioretti and Mannatech, incorporated herein by reference to Exhibit 10.15 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.12

Trademark License Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit 10.19 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.13

Supply Agreement effective as of January 12, 2000 by and between Mannatech and Caraloe, Inc. incorporated herein by reference to Exhibit 10.7 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

10.14

Modification of Purchase Commitment, dated May 29, 2002 between Mannatech and Caraloe Company, incorporated herein by reference to Exhibit 10.3 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2002.

10.15

Product Development and Distribution Agreement effective as of September 15, 1997 between New Era Nutrition Inc. and Mannatech, incorporated herein by reference to Exhibit 10.21 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.16	Summary of Management Bonus Plan, incorporated herein by reference to Exhibit 10.23 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.17

Form of Employment Agreement to be entered into between Mannatech and Mr. Bill H. McAnalley, incorporated herein by reference to Exhibit 10.30 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.18

Employment Agreement dated November 1, 1999, entered into between Mannatech and Mr. Terry L. Persinger, incorporated herein by reference to Exhibit 10.7 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

10.19

First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2002, incorporated herein by reference to Exhibit 10.19 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.20

Form of Employment Agreement entered into between Mannatech and Mr. Robert M. Henry, incorporated by reference to Exhibit 10.24 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2000.

10.21

First Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry, dated April 1, 2000, incorporated herein by reference to Exhibit 10.21 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.22

Second Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry dated January 1, 2002, incorporated herein by reference to Exhibit 10.22 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.23

Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Mr. Samuel L. Caster incorporated herein by reference to Exhibit 10.26 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

10.24

Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.09 made by Mr. Charles E. Fioretti incorporated herein by reference to Exhibit 10.27 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

10.25

Consultancy Agreement dated June 1, 2000 by and between Mannatech, Incorporated and Mr. Samuel L. Caster incorporated by reference to Exhibit 10.25 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

10.26

Lock-up Agreement and Promissory Note for $500,000 between Mannatech and Mr. Charles E. Fioretti, dated August 8, 2000, incorporated by reference to Exhibit 10.27 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

10.27

Separation Agreement and Full and Final Release dated June 4, 2001 between Mannatech and Mr. Charles E. Fioretti, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on June 11, 2001.

10.28

Release Agreement dated September 24, 2001 between Mannatech and Mr. Charles E. Fioretti, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.29

Separation Agreement dated February 28, 2001 with Mr. Anthony E. Canale, incorporated herein by reference to Exhibit 10.29 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on April 1, 2001.

10.30

Separation Agreement dated may 2, 2001 between Mannatech and Ms. Deanne Varner, incorporated herein by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2001.

10.31

Separation Agreement and General Release dated June 26, 2001 between Mannatech and Mr. Patrick D. Cobb, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on June 26, 2001.

10.32

Non-Compete and Confidentiality Agreement dated July 2, 2002, between Mannatech and Dr. H. Reginald McDaniel, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) Filed with the Commission on August 14, 2002.

10.33

General Release Agreement dated July 2, 2002, between Mannatech and Dr. H. Reginald McDaniel, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2002.

10.34

Employee Agreement dated October 31, 2002, entered into between Mannatech and Mr. Samuel L. Caster, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2002.

10.35

Purchase Agreement dated September 28, 2001, by and between Mannatech, Incorporated and Mr. Ray Robbins, incorporated by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.36

Agreement dated September 28, 2001 between Mannatech and Mr. Marlin Ray Robbins, incorporated herein by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.37

Agreement and Final Release dated February 1, 2002 between Mannatech and Mr. Marlin Ray Robbins, incorporated herein by reference to Exhibit 10.36 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March, 2002.

10.38

Royalty Agreement dated September 10, 2001 between Mannatech and Jett, incorporated herein by reference to Exhibit 10.4 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.39

Employment Agreement dated October 1, 2001 between Mannatech and Ms. Bettina S. Simon, incorporated herein by reference to Exhibit 10.3 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.40

Consulting Agreement dated October 1, 2001 between Mannatech and Mr. J. Stanley Fredrick, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

21*	List of Subsidiaries

23*	Consent of PricewaterhouseCoopers LLP

24*	Power of Attorney, included on the signature page of this annual report on Form 10-K.

99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

99.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	Filed herewith.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003

Mannatech, Incorporated

By:	/s/ Robert M. Henry
Robert M. Henry Chief Executive Officer Director

POWER OF ATTORNEY

The undersigned directors and officer of Mannatech, Incorporated hereby constitute and appoint Jules Zimmerman and Terry L. Persinger, and each of them, with the power to act without the other and with full power of substitutions and resubstitution, our true and lawful attorneys-in fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 31, 2003.

Signature	Title

/s/ Robert M. Henry Robert M. Henry	Chief Executive Officer and Director (principal executive officer)

/s/ Terry L. Persinger Terry L. Persinger	President, Chief Operating Officer, and Director

/s/ Stephen D. Fenstermacher Stephen D. Fenstermacher	Senior Vice President and Chief Financial Officer (principal accounting officer)

/s/ Samuel L. Caster Samuel L. Caster	Chairman of the Board

/s/ Jules Zimmerman Jules Zimmerman	Vice-Chairman of the Board

/s/ Alan D. Kennedy Alan D. Kennedy	Director

/s/ Roger Beutner Roger Beutner	Director

/s/ John R. Axford Ph.D John R. Axford Ph.D	Director

/s/ Stanley Fredrick Stanley Fredrick	Director

/s/ Marlin Ray Robbins Marlin Ray Robbins	Director

Certification of

Chief Executive Officer

of Mannatech, Incorporated

This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies this annual report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2002 of Mannatech, Incorporated.

I, Robert M. Henry, the Chief Executive Officer of the Registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of Mannatech, Incorporated (“the Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report, our conclusions about the effectiveness of the disclosure controls, and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls, which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

/s/ Robert M. Henry
Robert M. Henry Chief Executive Officer

Certification of

Chief Financial Officer

of Mannatech, Inc.

This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies this annual report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2002 of Mannatech, Incorporated.

I, Stephen D. Fenstermacher, the Chief Financial Officer of the Registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of Mannatech, Incorporated (“the Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to The Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function:

a)	all significant deficiencies in the design or operation of internal controls, which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

/s/ Stephen D. Fenstermacher
Stephen D. Fenstermacher Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

    Mannatech, Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Mannatech, Incorporated and its subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, in 2000, the Company changed its method of accounting for revenue as a result of the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

PricewaterhouseCoopers LLP

Dallas, Texas

March 13, 2003

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,
	2001	2002
ASSETS
Cash and cash equivalents	$9,926	$17,693
Accounts receivable	613	632
Income tax receivable	—	307
Current portion of notes receivable from shareholders, net of allowance of $31 for 2002	119	143
Inventories	8,386	5,515
Prepaid expenses and other current assets	1,064	759
Deferred tax assets	1,535	1,013

Total current assets	21,643	26,062
Property and equipment, net	10,448	7,467
Notes receivable from shareholders, excluding current portion	334	247
Other assets	718	1,040

Total assets	$33,143	$34,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases and notes payable	$315	$136
Accounts payable	509	1,846
Accrued expense	13,165	13,739
Current portion of accrued severance related to former executives	1,732	810

Total current liabilities	15,721	16,531
Capital leases and notes payable, excluding current portion	—	8
Accrued severance related to former executives, excluding current portion	950	150
Deferred tax liabilities	380	77

Total liabilities	17,051	16,766

Commitments and contingencies (Note 12)	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 25,162,541 shares issued and 25,134,840 outstanding in 2001 and 2002, respectively	3	3
Additional paid-in capital	18,204	18,168
Retained earnings (accumulated deficit)	(1,407)	481
Accumulated other comprehensive loss—foreign currency translation adjustment	(608)	(502)

	16,192	18,150
Less treasury stock, at cost, 27,701 shares in 2001 and 2002, respectively	(100)	(100)

Total shareholders’ equity	16,092	18,050

Total liabilities and shareholders’ equity	$33,143	$34,816

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share information)

	For the Year Ended December 31,
	2000	2001	2002
Net sales	$150,006	$128,736	$140,948

Cost of sales	27,088	23,523	24,419
Commissions and incentives	61,743	51,995	59,357

	88,831	75,518	83,776

Gross profit	61,175	53,218	57,172

Operating expenses:
Selling and administrative expenses	35,926	30,816	32,777
Other operating costs	31,655	22,906	21,417
Write-off of fixed asset	870	—	—
Severance expenses related to former executives	1,163	3,420	—

Total operating expenses	69,614	57,142	54,194

Income (loss) from operations	(8,439)	(3,924)	2,978
Interest income	684	275	285
Interest expense	(69)	(32)	(19)
Other income (expense), net	(558)	(83)	98

Income (loss) before income taxes and cumulative effect of accounting change	(8,382)	(3,764)	3,342
Income tax (expense) benefit	1,243	104	(1,454)

Income (loss) before cumulative effect of accounting change	(7,139)	(3,660)	1,888
Cumulative effect of accounting change, net of tax of $126	(210)	—	—

Net income (loss)	($7,349)	($3,660)	$1,888

Earnings (loss) per common share—Basic:
Before cumulative effect of accounting change	($0.29)	($0.15)	$0.08
Cumulative effect of accounting change	(0.01)	—	—

Net	($0.30)	($0.15)	$0.08

Earnings (loss) per common share—Diluted:
Before cumulative effect of accounting change	($0.29)	($0.15)	$0.07
Cumulative effect of accounting change	(0.01)	—	—

Net	($0.30)	($0.15)	$0.07

Weighted-average common shares outstanding:
Basic	24,946	24,730	25,135

Diluted	24,946	24,730	25,265

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

(in thousands, except per share information)

	Common Stock		Additional paid in capital	Note receivable from shareholder	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Shares	Par value					Shares	Amounts
Balance at December 31, 1999	24,774	$2	$17,347	$—	$10,147	$—	16	($204)	$27,292
Components of comprehensive loss:
Foreign currency translation	—	—	—	—	—	(321)	—	—	(321)
Net loss	—	—	—	—	(7,349)	—	—	—	(7,349)

Total comprehensive loss									(7,670)
Proceeds from stock option exercises	261	1	362	—	—	—	—	—	363
Tax benefit from exercise of warrants and stock options	—	—	240	—	—	—	—	—	240
Issuance of note receivable to a shareholder	—	—	—	(500)	—	—	—	—	(500)
Repayment of note receivable from shareholder	(106)	—	—	333	—	—	106	(333)	—
Commitment to repurchase common stock from shareholder	—	—	—	—	—	—	—	(1,000)	(1,000)

Balance at December 31, 2000	24,929	3	17,949	(167)	2,798	(321)	122	(1,537)	18,725
Components of comprehensive loss:
Foreign currency translation	—	—	—	—	—	(287)	—	—	(287)
Net loss	—	—	—	—	(3,660)	—	—	—	(3,660)

Total comprehensive loss									(3,947)
Proceeds from stock option exercises	37	—	82	—	—	—	—	—	82
Tax benefit from exercise of warrants and stock options	—	—	19	—	—	—	—	—	19
Charge related to stock options granted	—	—	54	—	—	—	—	—	54
Repayment of note receivable from shareholder	(53)	—	—	167	—	—	53	(167)	—
Repurchase of common stock per shareholder agreement	(590)	—	—	—	—	—	590	—	—
Release of commitment to repurchase common stock from shareholder	—	—	—	—	—	—	—	417	417
Repurchase of common stock from separation agreement	(50)	—	—	—	—	—	50	(73)	(73)
Sale of treasury stock to a related party	815	—	—	—	(545)	—	(815)	1,360	815
Tender of common stock for exercise of stock options	47	—	100	—	—	—	27	(100)	—

Balance at December 31, 2001	25,135	3	18,204	—	(1,407)	(608)	27	(100)	16,092
Components of comprehensive loss:
Foreign currency translation	—	—	—	—	—	106	—	—	106
Net income	—	—	—	—	1,888	—	—	—	1,888

Total comprehensive income									1,994
Benefit related to stock options granted	—	—	(36)	—	—	—	—	—	(36)

Balance at December 31, 2002	25,135	$3	$18,168	$—	$481	($502)	27	($100)	$18,050

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($7,349)	($3,660)	$1,888
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,738	3,916	3,991
Provision for doubtful accounts	—	—	31
Write-down of inventories	—	1,235	124
Write-off of fixed asset software	870	—	—
Loss on disposal of assets	157	146	52
Tax benefit from exercise of stock options	240	19	—
Charge (benefit) related to stock options and warrants granted	—	54	(36)
Cumulative effect of accounting change, net of tax	210	—	—
Deferred income taxes	298	(1,706)	219
Changes in operating assets and liabilities:
Accounts receivable	(428)	15	29
Income tax receivable	(2,174)	2,300	(307)
Inventories	82	3,541	2,784
Prepaid expenses and other current assets	(23)	458	816
Other assets	230	273	48
Accounts payable	981	(2,293)	1,097
Accrued expenses	(1,893)	933	690
Accrued severance	500	2,182	(1,722)

Net cash provided by (used in) operating activities	(4,561)	7,413	9,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,109)	(1,316)	(983)
Cash proceeds from sale of property and equipment	—	—	7
Increase in restricted cash	—	—	(345)
Repayment by shareholders/related parties	124	124	32
Maturities of investments	2,293	1	—

Net cash used in investing activities	(1,692)	(1,191)	(1,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Book overdrafts	1,451	(1,451)	—
Proceeds from stock options exercised	363	82	—
Proceeds from sale of treasury stock	—	815	—
Purchase of common stock from shareholder	—	(656)	—
Repayment of capital lease obligations	(541)	(298)	(39)
Repayment of note receivable due from a shareholder	(500)	—	—
Repayment of notes payable	(189)	(516)	(660)

Net cash provided by (used in) financing activities	584	(2,024)	(699)

Effect of exchange rate changes on cash and cash equivalents	(171)	(8)	51

Net increase (decrease) in cash and cash equivalents	(5,840)	4,190	7,767
CASH AND CASH EQUIVALENTS:
Beginning of year	11,576	5,736	9,926

End of year	$5,736	$9,926	$17,693

See accompanying notes to Consolidated Financial Statements

MANNATECH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the State of Texas on November 4, 1993. The Company, located in Coppell, Texas, develops and sells high-quality, proprietary nutritional supplements, topical products, and weight-management products primarily though a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. Independent associates (“associates”) purchase the Company’s products at wholesale prices for the primary purpose of personal consumption and selling to retail consumers while independent members (“members”) purchase products at a discount from retail prices. Associates are eligible to earn commissions on their downline growth and sales volume. The Company has nine wholly-owned subsidiaries located throughout the world. The wholly-owned subsidiaries are as follows:

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began

Mannatech Australia Pty Limited	April 22, 1998	St. Leonards, Australia	October 1, 1998
Mannatech Limited	December 1, 1998	Republic of Ireland	No operations
Mannatech Ltd.	November 18, 1998	Aldermaston, Berkshire U.K.	November 15, 1999
Mannatech Payment Services Incorporated	April 11, 2000	Coppell, Texas	June 26, 2000
Mannatech Foreign Sales Corporation (1)	May 1, 1999	Barbados	May 1, 1999
Internet Health Group, Inc. (2)	May 7, 1999	Coppell, Texas	December 20, 1999
Mannatech Japan, Inc.	January 21, 2000	Tokyo, Japan	June 26, 2000
Mannatech Limited	February 14, 2000	New Zealand	No operations
Mannatech Products Company, Inc.	April 17, 2001	Coppell, Texas	No operations

(1)	Subsidiary ceased operations in December 2000 and was dissolved on March 22, 2002.
(2)	Subsidiary ceased operation on December 29, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that could affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting periods. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

At December 31, 2001 and 2002, accounts receivable primarily consisted of the overpayment of consumption tax paid in Japan, a refund of value added tax from the United Kingdom, and payments due from manufacturers for the purchase of raw material inventories.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost (using standard costs, which approximate average costs) or market. The Company writes down inventories for any slow-moving or obsolete items.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation computed using the straight-line method over the estimated useful life of each asset. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the accompanying consolidated statements of operations. Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. During 2000, the Company recorded an impairment loss of $870,000 related to its internet subsidiary’s fixed asset software.

Other Assets

Other assets consist primarily of deposits for building leases in various locations and two restricted term deposits in an Australian bank. One of the term deposits matures in ninety days and the other matures in 12 months. Both term deposits are required as collateral for its Australian building lease.

Income Taxes

The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of the deferred tax assets that is not expected to be realized.

Revenue Recognition

The Company’s revenues are primarily derived from sales of products, starter and renewal packs, and shipping fees. Substantially all product sales are sold to associates at published wholesale prices and to members at discounted published retail prices. The Company also records a sales return reserve related to expected sales refunds based on historical experience.

The Company adopted Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) in the fourth quarter of 2000. Under SAB 101, the Company recognizes revenue for product sales upon the receipt of the products by the associate or member. As a result of adopting SAB 101, the Company recorded a charge of $210,000, net of tax of $126,000 for the cumulative effect of this change at January 1, 2000.

The Company defers all revenues until the associate or member receives the shipment. The Company also defers a portion of the revenue received from the sale of the starter and renewal packs when the revenue exceeds the total average wholesale value of all of the individual items included in such packs and amortizes such deferrals over 12 months. Certain packs periodically contain an event admission pass, which allows an associate free admission to a corporate sponsored event and beginning in September 2002, certain packs contain a one-year magazine subscription to the Company’s magazine. Revenue from the applicable packs is allocated between products, event admission, and magazine subscription revenue, based on each of their proportionate average fair values. The event admission and magazine subscription revenues are amortized over 12 months. Total deferred revenue was $433,000 and $1.1 million at December 31, 2001 and December 31, 2002, respectively.

Shipping and Handling Cost

The Company records freight and shipping revenues collected from associates and members as revenue. The Company records in-bound freight and shipping costs as a part of cost of sales and records shipping and handling costs associated with shipping products to its associates and members as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $8.1 million, $7.0 million, and $7.2 million for 2000, 2001, and 2002, respectively.

Accounting for Stock-Based Compensation

The Company has three stock-based compensation plans, which are described more fully in Note 11. The Company issues stock options to both employee and nonemployees.

For stock-based compensation issued to nonemployees, the Company follows Statement of Financial Accounting Standard No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation.” Under SFAS 123, stock-based compensation to nonemployees is measured by the fair value at the date of grant, using the Black-Scholes option-pricing model.

For stock-based compensation issued to employees and directors, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the related interpretations in accounting for its employee stock options. Under the recognition and measurement principles of APB 25, the Company recognizes no compensation expense in its results of operations unless the market price of the stock option exceeds the exercise price, on the date of grant. Incentive stock options granted to employees and directors are nontransferable and are granted for terms no longer than ten years at a price that may not be less than 100% of the fair value of the Company’s common stock on the date of grant.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2000, 2001, and 2002:

	2000	2001	2002
Dividend yield	0%	0%	0%
Expected volatility	68.0%	94.0%	87.2%
Risk-free rate of return	5.1%	4.8%	5.0%
Expected life (in years)	7	7	7

The following table illustrates the effect on the Company’s net income (loss) and earnings (loss) per share, in thousands, except for per share information, if the Company had applied the fair value recognition provisions of SFAS 123 to all of its stock options:

	For the year ended December 31,
	2000	2001	2002

Consolidated net income (loss), as reported	($7,349)	($3,660)	$1,888
Add: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effect	—	34	(22)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(835)	(1,101)	(1,116)

Pro forma net income (loss)	($8,184)	($4,727)	$750

Basic EPS:
As reported	($0.29)	($0.15)	$0.08
Pro forma	($0.33)	($0.19)	$0.03

Diluted EPS:
As reported	($0.29)	($0.15)	$0.07
Pro forma	($0.33)	($0.19)	$0.03

Advertising Costs

Advertising and promotional expenses are included in selling and administrative expenses and are charged to operations when incurred. Advertising and promotional expenses were approximately $5.3 million, $3.4 million, and $3.1 million for 2000, 2001, and 2002, respectively. Literature and promotional items, called sales aids, are sold to associates to aid in their sales efforts and are generally included in inventories and charged to cost of sales when sold.

Research and Development Costs

The Company expenses research and development costs when incurred. Internal research and development costs related to specific clinical studies and product testing were approximately $392,000, $97,000, and $169,000, in 2000, 2001, and 2002, respectively. Research and development costs related to outsourcing new product development, enhancing existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third party contractors, and consulting fees were approximately $4.4 million, $3.4 million, and $3.2 million in 2000, 2001, and 2002, respectively. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating expenses.

Software Development Costs

The Company capitalizes qualifying costs related to the development of internal use software after the conceptual formulation stage has been completed. Such costs are amortized over the estimated useful life of the software, which is generally three to five years. Capitalized costs were approximately $649,000, $561,000, and $280,000 in 2000, 2001, and 2002, respectively. Amortization expense related to capitalized software was approximately $801,000, $962,000, and $1.1 million in 2000, 2001, and 2002, respectively.

Earnings (Loss) Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments, receivables from related parties, and restricted cash. The Company utilizes financial institutions that the Company considers to be of high credit quality. The Company believes its notes receivables from shareholders are fully collectible.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, time deposits, notes receivable, notes payable, capital leases, and accrued expenses, approximate their recorded values due to their relatively short maturities.

Foreign Currency Translation

The Australian and the United Kingdom subsidiaries are operating as limited service providers and the United States dollar is considered to be their functional currency. As a result, nonmonetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. Translation (gains) and losses of Mannatech’s foreign subsidiaries totaled approximately $345,000, $86,000, and ($113,000) in 2000, 2001, and 2002, respectively.

Accumulated Other Comprehensive Income (Loss)

The Company considers the Japanese Yen the functional currency of its Japanese subsidiary because it conducts substantially all of its business in Japanese Yen. The Company’s Japanese subsidiary’s assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates for the year, and shareholders’ equity and intercompany accounts are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included as accumulated other comprehensive income (loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Commissions and Incentives

Associates are paid commissions and incentives based on their direct and indirect commissionable sales, downline growth, and training of associates. Commissions and incentives are accrued when earned and generally paid at various times within the following month.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 143. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations,” SFAS 143 amends SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the related asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The Company believes the adoption of this standard will not have a significant impact on its consolidated financial condition, changes in financial conditions, results of operations, or its cash flows.

SFAS 146. In June 2002, FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” SFAS 146 states that exit costs include, but are not limited to the following: terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and should be applied on a prospective basis.

SFAS 148. In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.” SFAS is effective for fiscal years beginning after December 15, 2002. SFAS 148 provides an alternative method of transition for an entity that voluntarily changes accounting for its stock-based employee compensation to the fair value method. In addition, SFAS 148 changes the disclosure provisions to provide more prominent disclosures about the effects on reported net income with respect to stock-based employee compensation and adds additional disclosures relating to stock-based employee compensation for interim financial information. The Company has made the required disclosures in its footnotes; however, the Company does not plan to change its accounting for its employee stock-based compensation.

FIN 45. In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 is applicable to guarantees issued or modified after December 31, 2002. FIN 45 expands the existing disclosure required for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also required a company to recognize an initial liability for the fair market value of the obligations it assumes under that guarantee upon issuance and disclose certain information about the guarantee in its interim and annual financial statements. The adoption of this interpretation did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

NOTE 3: INVENTORIES

At December 31, 2002, the Company established an inventory reserve of $124,000. At December 31, 2001 and 2002 inventories consisted of the following (in thousands):

	2001	2002
Raw materials	$4,311	$1,481
Finished goods, less inventory write-downs of $1,235 in 2001 and inventory reserve for obsolescence of $124 in 2002	4,075	4,034

	$8,386	$5,515

NOTE 4: PROPERTY AND EQUIPMENT

At December 31, 2001 and 2002, property and equipment consisted of the following (in thousands):

	Estimated useful life	2001	2002
Office furniture and equipment	5 to 7 years	$5,726	$5,749

Computer hardware and software	3 to 5 years	11,941	11,683

Automobiles	5 years	28	28

Leasehold improvements	2 to 10 years	5,531	5,700

		23,226	23,160
Less accumulated depreciation		(13,006)	(15,830)

		10,220	7,330
Construction in progress		228	137

		$10,448	$7,467

Gross capital leased assets relating to various warehouse and laboratory equipment totaled $153,000 at December 31, 2001 and $32,000 at December 31, 2002. In 2001 and 2002, construction in progress consisted of internally developed software.

NOTE 5: ACCRUED EXPENSES

At December 31, 2001 and 2002, accrued expenses consisted of the following (in thousands):

	2001	2002
Commissions and incentives payable	$5,222	$4,734
Accrued inventory purchases	2,665	2,112
Sales and other taxes payable	1,363	1,670
Income taxes payable	909	110
Accrued royalties and compensation	830	1,868
Customer deposits and sales returns	599	1,184
Accrued legal and accounting	553	215
Deferred revenue	433	1,080
Other accrued expenses	591	766

	$13,165	$13,739

NOTE 6: NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In 2001, the Company entered into various finance agreements totaling $503,000, to finance its product liability, directors and officers and international insurance premiums. One of the notes was payable in monthly installments of $28,000 through October 2002 and the other note is payable in monthly installments of $33,000 through April 2003. Both notes earned interest at 9.15%.

In March and August 1998, the Company entered into two lease agreements with Banc One Leasing Corporation totaling $631,000 and $841,000, respectively, to fund the purchase of furniture and certain equipment for its laboratory facility and distribution warehouse. The leases were collateralized by the leased assets, earned interest at 9.3% and were payable in thirty-six monthly installments. The leases were fully paid off in August 2001.

The Company leased certain equipment under various capital lease agreements of approximately $153,000. These agreements were for five years and expired in September 2002. In January 2002, the Company leased a forklift, totaling $32,000 of which $25,000 was financed through a three-year capital lease. The capital lease earns interest at 6.0%, expires in December 2004, and contains a bargain purchase option.

NOTE 7: INCOME TAXES

The components of the Company’s income (loss) before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2000	2001	2002

United States	($4,054)	($484)	$3,917
Foreign	(4,328)	(3,280)	(575)

	($8,382)	($3,764)	$3,342

The components of the Company’s income tax provision for 2000, 2001, and 2002 are as follows:

	2000	2001	2002
Current provision:
Federal	($1,827)	$1,522	$1,049
State	213	—	96
Foreign	73	80	90

	(1,541)	1,602	1,235

Deferred provision:
Federal	451	(1,721)	178
State	(153)	15	41

	298	(1,706)	219

	($1,243)	($104)	$1,454

A reconciliation of the Company’s effective tax rate and the U.S. federal statutory rate is summarized as follows:

	For the years ended December 31,
	2000	2001	2002
Federal statutory income taxes	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	(0.1)	(0.3)	2.7
Difference in tax rates between its foreign and U.S. operations	(7.8)	13.2	(5.9)
Effect of valuation allowance	(11.0)	(44.6)	9.9
Nondeductible expenses	(1.0)	(1.4)	1.2
Other	(0.3)	1.9	1.6

	14.8%	2.8%	43.5%

Deferred taxes consisted of the following (in thousands):

	December 31,
	2001	2002
Deferred tax assets:

Current:

Deferred revenue	$165	$400
Inventory capitalization	195	114
Inventory write downs and reserves	215	86
State tax net operating losses carryforward	27	—
Accrued expenses	441	204
Current portion of severance expenses	463	207
Other	29	2

Total current deferred tax assets	1,535	1,013

Noncurrent:

Net operating losses carryforward for the Japan subsidiary	2,603	2,936
Severance expenses, net of current portion	400	56
Capital loss carryforward	19	19

Total noncurrent deferred tax assets	3,022	3,011

Total gross deferred tax assets	4,557	4,024
Valuation allowance	(2,603)	(2,936)

Total net deferred tax assets	$1,954	$1,088

Deferred tax liabilities:

Noncurrent:
Depreciation and amortization	$760	$124
Other	39	28

	$799	$152

At December 31, 2000, 2001, and 2002, the Company’s valuation allowance was $0.9 million, $2.6 million, and $2.9 million, respectively. The valuation allowance represents a reserve against the deferred tax asset related to the Japan operating loss carryforward, which may not be fully realized.

The net deferred tax assets (liabilities) are classified in the accompanying consolidated financial statements as follows (in thousands):

	2001	2002
Current deferred tax assets	$1,535	$1,013
Noncurrent deferred tax liabilities	(380)	(77)

Net deferred tax assets	$1,155	$936

A provision was not made for any U.S. or additional foreign taxes on approximately $286,000 of undistributed earnings related to the Company’s foreign subsidiaries as these earnings were and will continue to be permanently reinvested. If the Company identifies an exception to its general reinvestment policy of undistributed earnings additional taxes will be provided.

NOTE 8: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

On February 17, 1999, the Company signed five separate notes receivable agreements with five shareholders. The notes bear interest at 6.0%, with installments due annually through February 17, 2004. In 2001, the Company agreed to modify the terms of Mr. Charles E. Fioretti’s note receivable as part of his separation and release agreement. Under the terms of the modified agreement dated June 4, 2001, Mr. Fioretti’s remaining principal balance of $127,121 will continue to accrue interest and is due on the earlier of February 17, 2011 or thirteen days after the date in which Mr. Fioretti no longer owns at least 100,000 shares of the Company’s common stock. As of December 31, 2002, two of the five notes were due from Mr. Gary Watson and Mr. William C. Fioretti, whose loan balances at December 31, 2002 were $31,000 and $141,000, respectively. As of March 2003, Mr. Watson had not made his annual scheduled payments for the last two years and did not make his third annual scheduled payment due February 17, 2003. As a result, the Company established a provision for doubtful accounts of approximately $31,000 related to his note. Mr. William Fioretti has not made his annual scheduled payment for 2002 or for 2003; however, in September 2002, the company filed a lawsuit against him demanding repayment. The Company continues to believe this note is fully collectable. The total amounts of all such notes outstanding at December 31, 2001 and 2002 were approximately $453,000 and $421,000, respectively. The future maturities of notes receivables due from all the shareholders are as follows (in thousands):

Year ended December 31,	Amount

2003	$174
2004	107
Thereafter	140

Total notes receivable due from shareholders	421
Less current portion	(174)

Notes receivable due from shareholders, excluding current portion	$247

In 2000, 2001, and 2002, the Company recorded commission expenses to a former major shareholder and executive officer, Mr. William Fioretti, of approximately $181,000, $117,000, and $85,000, respectively. Mr. William Fioretti is the cousin of Mr. Charles E. Fioretti, who was the Company’s former Chairman and Chief Executive Officer.

On August 8, 2000, the Company loaned Mr. Charles Fioretti $500,000. The loan was collateralized by 174,570 shares of Mr. Fioretti’s stock and was repaid in six successive monthly installments of 26,455 shares of his common stock beginning on September 3, 2000 and continuing through February 3, 2001. During 2000, Mr. Fioretti exchanged 105,820 shares of his stock to reduce the loan to him by $333,000. During 2001, Mr. Fioretti exchanged 52,910 shares of his stock to pay off the remaining balance of his loan.

On August 8, 2000, the Company entered into a lockup and repurchase agreement with Mr. Charles Fioretti. Under the terms of the agreement, the Company agreed to buy up to $1.0 million worth of his stock. On a monthly basis, beginning on March 3, 2001 and continuing through February 3, 2002, the Company agreed to buy $83,333.33 worth of his stock, valued at 90% of the fair market value price on the close of that business day. During 2001, the Company purchased 589,971 shares from Mr. Fioretti valued at $583,333 relating to this lockup and repurchase agreement. On September 24, 2001, the Company amended this agreement with Mr. Fioretti to release him from his lockup and repurchase agreement so that Mr. Fioretti could sell 3,500,000 of his common shares to Mr. J. Stanley Fredrick and the Company discontinued buying stock each month from Mr. Fioretti.

On September 28, 2001, the Company entered into an agreement with Mr. Ray Robbins, a high-level associate, shareholder, board member, and Company co-founder, to sell him 815,009 shares of the Company’s treasury stock at $1.00 per share.

On October 1, 2001, the Company entered into a two-year consulting and lockup agreement with Mr. J. Stanley Fredrick. This agreement automatically renews annually unless thirty-day written notice is given to all parties. Under the terms of this agreement, Mr. Fredrick provides advice and performs various functions for the board of directors for which the Company pays Mr. Fredrick $185,000 per year. In addition, under this agreement, Mr. Fredrick is prohibited from selling his shares. During 2001 and 2002, the Company paid Mr. Fredrick $46,250 and $185,000, respectively, related to this consulting agreement.

On June 4, 2002, Dr. John Axford was elected to the Company’s board of directors. The Company paid Dr. Axford $11,000, $35,000, and $20,000 during 2000, 2001, and 2002, respectively, related to various consulting fees. In October 2002, the Company signed an agreement for a three-year grant to St. Georges’ Hospital, totaling $148,000, to help fund a clinical trial. Dr. Axford is employed by St. Georges Hospital, located in London, England and is also the principal investigator in the clinical trial.

NOTE 9: EMPLOYMENT AGREEMENTS

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

On November 1, 1999, the Company entered into a three-year employment agreement with Mr. Terry L. Persinger, Chief Operating Officer, president and board member. The employment agreement specifies a minimum annual salary and either party can cancel the agreement; however, if the Company cancels the employment agreement without cause, the Company is required to pay the minimum salary for the remaining duration of the agreement. On November 1, 2001, the Company amended this employment agreement to extend the term to December 31, 2004 and to increase his minimum salary beginning on January 1, 2002.

On April 1, 2000, the Company entered into a three-year employment agreement with Mr. Robert M. Henry, Chief Executive Officer and board member. The employment agreement specifies a minimum annual salary and either party can cancel the agreement; however, if the Company cancels the employment agreement without cause, the Company is required to pay the minimum salary for the remaining duration of the agreement. On August 15, 2000, the Company amended this employment agreement to include reimbursement of various moving and relocation expenses. On November 1, 2001, the Company further amended this employment agreement to extend the term to December 31, 2004 and to increase his minimum annual salary beginning on January 1, 2002.

On May 5, 2000, Mr. Samuel L. Caster resigned as President. On June 1, 2000, the Company entered into a consulting agreement with Mr. Caster. Under the terms of the agreement, the Company agreed to pay Mr. Caster $50,000 per month plus automobile leases, insurance, and other expenses. During 2000, 2001, and 2002, the Company incurred expenses related to the agreement of approximately $312,000, $628,000, and $162,000. On March 5, 2002, the Company’s board of directors elected to terminate the consulting agreement with Mr. Caster and hire him as an employee with essentially the same terms as his consulting agreement. The Company entered into a written employment agreement with Mr. Caster on October 31, 2002 whereby Mr. Caster is employed by the Company until December 31, 2005 and is paid a minimum annual salary. Mr. Caster is also eligible to participate in all of the employee benefits available to other Company executives. The Company is obligated to pay the remainder of the agreement until December 31, 2005, except in the case of resignation, death, incapacitation, or termination with cause.

On June 4, 2001, Mr. Charles Fioretti resigned as Chairman of the Board and as an employee and the Company entered into a separation agreement and full and final release agreement with him. Under the terms of the separation agreement, the Company agreed to purchase 50,000 shares of Mr. Fioretti’s common stock valued at $1.45 per share and pay him $600,000 on June 11, 2001 and $600,000 on June 11, 2002.

On December 29, 2000, the Company entered into a separation agreement with Mr. Anthony Canale, who resigned as Chief Operating Officer of International Operations as of February 28, 2001. The Company agreed to pay Mr. Canale $400,000 on March 1, 2001, $250,000 on February 28, 2002, and $250,000 on February 28, 2003. In addition, on March 1, 2001, the Company agreed to grant Mr. Canale a total of 213,333 fully vested warrants, which are exercisable for seven years at prices ranging from $1.75 to $4.00 per share. As of December 31, 2002, none of these warrants had been exercised.

In the second quarter of 2001, the Company recorded a severance charge of $3.4 million related to severance agreements with several former officers of the Company including, among others, Ms. Deanne Varner and Mr. Patrick Cobb. Under the terms of their agreements, the executives are bound by certain non-compete and confidentiality clauses and the Company paid Ms. Varner and Mr. Cobb an aggregate amount of $817,000 in 2001 and $624,000 in 2002 and agreed to pay them an aggregate amount of $544,000 in 2003 and $150,000 in 2004. The payments consist of various charges including compensation related to the cancellation of their employment agreements, accrued vacation, health insurance, and automobile expenses. The Company also agreed to grant Ms. Varner a total of 163,333 stock options and Mr. Patrick Cobb a total of 60,000 stock options, all at exercise prices ranging from $1.75 to $4.00 per share. The stock options vested on the date they were granted and are exercisable for ten years. As of December 31, 2002, none of these options had been exercised.

In July 2002, Dr. H. Reginald McDaniel resigned as one of the Company’s medical directors. In connection with his resignation, the Company entered into a general release agreement and a non-compete and confidentiality agreement with Dr. McDaniel. Under the terms of these agreements, the Company agreed to pay Dr. McDaniel $90,000 related to the General Release Agreement and $25,000 a month, for one year, as consideration for his compliance with the non-compete clause. During 2002, the Company paid Dr. McDaniel $240,000 related to these agreements, and $150,000 remained unpaid as of December 31, 2002.

NOTE 10: CANCELLATION OF INCENTIVE COMPENSATION AGREEMENTS

In April 1994, the Company entered into an incentive compensation agreement with Mr. Ray Robbins. The agreement required the Company to pay compensation based on the increase in the admittance of new independent associates. In June 1999, the Company canceled this incentive agreement by paying Mr. Robbins $750,000 and agreeing to grandfather two of his associate positions to the highest level. Of this amount, $500,000 was paid at the time the agreement was canceled. The remaining $250,000 was payable in monthly installments of $10,000 over two years. In 2000, Mr. Robbins disputed certain terms of the cancelled incentive agreement and subsequently, the Company agreed to pay Mr. Robbins an additional $200,000 related to this matter. On February 1, 2002, the Company entered into a final agreement with Mr. Robbins to pay him approximately $61,000 related to certain modifications to the original agreement, which concluded this matter. During 2000, 2001, and 2002, the Company paid Mr. Robbins approximately $320,000, $70,000, and $61,000, respectively related to the cancellation of this incentive agreement.

NOTE 11: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “Plan”). The Plan covers all full-time employees who have completed three months of service and attained the age of twenty-one. Employees can contribute up to 20% of their annual compensation, but are limited to the maximum percentage allowable under the Internal Revenue Code. The Company matches 25% of the first 6% contributed and may also make discretionary contributions to the Plan, which may not exceed 100% of the first 15% of the employees’ annual compensation. Company contributions, to employees, vest ratably over a five-year period. During 2000, 2001, and 2002, the Company contributed approximately $177,000, $185,000, and $288,000, respectively, to the Plan.

Stock Option Plans

In May 1997, the board of directors approved the 1997 Stock Option Plan (the “1997 Plan”), which provides incentive and nonqualified stock options to employees and nonemployees. The Company reserved 2,000,000 shares of common stock for issuance pursuant to the 1997 Plan. No options granted under this plan will remain exercisable later than ten years after the date of grant. At December 31, 2002, the 1997 Plan had 94,693 shares available for grant.

In May 1998, the board of directors approved the 1998 Stock Option Plan (the “1998 Plan”), which provides incentive and non-incentive stock options to employees. The Company reserved 1,000,000 shares of common stock for issuance pursuant to the stock options granted under this 1998 Plan. No options granted under this plan will remain exercisable later than ten years after the date of the grant. At December 31, 2002, the 1998 Plan had 128,500 shares available for grant.

In June 2000, the board of directors approved the 2000 Stock Option Plan (the “2000 Plan”), which provides incentive and nonqualified stock options to employees and nonemployees. The Company reserved 2,000,000 shares of common stock for issuance pursuant to the stock options granted under this 2000 Plan. No options granted under this plan will remain exercisable later than ten years after the date of grant. At December 31, 2002, the 2000 Plan had 332,834 shares available for grant.

Stock options outstanding for the 1997, 1998, and 2000 Plans, (collectively, “the Stock Option Plans”) are as follows:

	2000		2001		2002
	Shares (000s)	Weighted average exercise price	Shares (000s)	Weighted average exercise price	Shares (000s)	Weighted average exercise price
Outstanding at beginning of year	2,256	$5.39	3,553	$4.44	3,363	$3.65
Granted	1,795	$2.62	1,060	$2.55	100	$2.50
Exercised	(261)	$1.39	(111)	$1.53	—	$—
Canceled	(237)	$3.12	(1,139)	$5.30	(105)	$2.76

Outstanding at end of year	3,553	$4.44	3,363	$3.65	3,358	$3.64

Options exercisable at year end	1,833	$6.14	1,462	$4.27	2,437	$4.02

Weighted-average fair value of options granted during the year		$1.81		$2.04		$1.98

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2002:

Exercise Price Range	Number of shares (000s)	Options outstanding		Options exercisable
		Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of shares (000s)	Weighted average exercise price
$1.35 – $2.00	421	$1.53	6.4	377	$1.56
$2.25 – $2.69	2,091	$2.63	8.0	1,247	$2.62
$3.98 – $4.00	150	$3.99	8.6	117	$4.00
$7.00 – $8.00	696	$7.86	6.6	696	$7.86

$1.35 – $8.00	3,358	$3.64	7.6	2,437	$4.02

In July 1997, the Company issued 100,000 nonqualified stock options at an exercise price of $2.00 per share to a nonemployee and accounted for these stock options using the fair value method. These options vest immediately, are exercisable after one-year and have a term of six years. As of December 31, 2002, none of these options had been exercised.

During 2001, the Company issued 223,333 stock options and 213,333 warrants to former executives as part of their severance agreements. The stock options and warrants are exercisable immediately at prices ranging from $1.75 to $4.00 per share and have terms of seven of ten years. The stock options and warrants require variable accounting treatment, which requires the Company to record a compensation charge equal to the difference between the fair market price and the exercise price of these options each quarter. In 2001 and 2002, the Company recorded compensation expense (income) related to these stock options and warrants totaling $53,680 and ($53,680), respectively. In June 2002, the Company issued 50,000 stock options to Alan Kennedy and John Axford, respectively, who were elected as independent directors. The stock options vest immediately, are exercisable at an exercise price of $2.50 per share and have a term of ten years.

NOTE 12: COMMITMENTS AND CONTINGENCIES

The Company leases certain office space, automobiles, and equipment under various noncancelable operating leases, and has options to renew and renegotiate most of these leases. The leases expire at various times through January 2007. The Company also leases equipment under various month-to-month cancelable operating leases. Total rent expense was approximately $2.4 million, $2.1 million, and $2.0 million in 2000, 2001, and 2002, respectively. During 2002, the Company entered into a master lease to lease approximately $300,000 of computer hardware under a noncancelable master lease. The master lease contains seven separate three-year operating leases that expire at various times through October 2005. The master lease requires the Company to restrict cash of $345,000 as collateral. Approximate future minimum rental commitments for operating leases are as follows (in thousands):

Year ending December 31,
2003	$1,476
2004	1,000
2005	796
2006	742
2007	303
Thereafter	350

$4,667

The Company maintains a purchase commitment with one of its suppliers to purchase certain of its raw materials. In May 2002, the Company modified this inventory purchase commitment to reduce the required monthly commitment and extended the terms of the agreement through August 2003. In February 2003, the Company entered into a side agreement related to this purchase agreement with this supplier to include raw material purchases from its manufacturers, as part of the required monthly commitment. Under the terms of this amended inventory purchase commitment and the side agreement, the Company and its manufacturers are required to purchase a total of $2.5 million of raw materials in 2003.

The Company utilizes royalty agreements with individuals and entities to provide compensation for items such as reprints of articles or speeches relating to the Company, sales of promotional videos featuring sports personalities, and promotional efforts used for product sales or attracting new associates. The total expense for these agreements was approximately $459,000, $396,000, and $485,000 in 2000, 2001, and 2002, respectively.

In October 1999, the Company entered into an agreement with Jett, a high level associate and 4.8% shareholder, whereby Jett would promote the Company and help develop associate interest in Japan. Under the terms of the agreement, the Company agreed to pay Jett $50,000 a month plus all expenses for two years and he could also earn additional commissions, up to $1.6 million, for the development and sale of training materials and sales aids. In September 2001, the Company amended its agreement whereby the Company ceased paying a set monthly fee and began paying him a royalty of $5.00 for each specific promotional item sold by the Company, up to a maximum of $1.6 million. Total payments relating to this agreement were approximately $850,000, $470,000, and $120,000 in 2000, 2001, and 2002, respectively, of which $22,000 remained unpaid at December 31, 2002.

NOTE 13: CAPITAL STOCK

Preferred Stock

On April 8, 1998, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to 99.0 million. Additionally, the Company authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have been issued or are outstanding.

Treasury Stock

As described more fully in Notes 8 and 9, during 2000 and 2001, the Company acquired an aggregate of 798,701 shares of common stock from Mr. Charles E. Fioretti for a total cost of $1.2 million. As described in Note 8, in October 2001, all of the 815,009 shares of the Company’s treasury stock were sold to Mr. Ray Robbins. In December 2001, Dr. Bill McAnalley Ph.D. tendered 27,701 shares of his common stock to the Company, at the current market price on the date of transfer, in order to exercise 74,074 of his stock options.

NOTE 14: LITIGATION

In February 2003, the Company was notified by the Ministry of Health that it was the subject of an investigation into the sales practices relating to certain of its independent associates in New Zealand. The Company’s associates’ policies and procedures strictly prohibit the making of any therapeutic claims related to its products. The Company believes it has reached an agreement with the Ministry of Health under which Mannatech will not be prosecuted. However, the Company has agreed to discipline those associates who allegedly have violated the NZ Medicines Act by making or publishing therapeutic claims. The Ministry of Health stated it will continue to monitor the Company’s actions and may prosecute individual distributors or the Company in the event of any further violations. As a result, the Company is reviewing its policies and procedures to strengthen its training, compliance and disciplinary processes to emphasize regulatory compliance in all countries where it operates.

In February 2003, the Company was also notified that it was the subject of an investigation by the Therapeutic Goods Administration of Australia, or the TGA, alleging certain violations of the advertising provisions of the Therapeutic Goods Legislation. The TGA subsequently notified the Company that it believes the Company and certain associates have also allegedly breached its Australian Therapeutic Goods Advertising Code, or the Code, and alleges that certain of the Company’s associates were misusing the Company’s Australian patent specifications. The Company is currently investigating these alleged violations and any associate found to be in violation of any Australian laws will be terminated in accordance with the Company’s policies and procedures. The Company has asked the TGA to provide further information related to these violations and intends to fully cooperate with the TGA to resolve this matter. However, if the TGA finds that the Company has violated the Code, it may impose certain sanctions and/or fines on the Company and/or its associates that could have an adverse effect on the Company’s business, financial condition, results of operations, and liquidity.

The Company has several pending claims incurred in the normal course of business. In the opinion of management, such claims, including those referred to above, can be resolved without material effect on the Company’s consolidated financial condition or results of operations.

NOTE 15: EARNINGS PER SHARE

The following data shows the amounts used in computing earnings (loss) per share and their effect on the weighted-average number of common shares and dilutive common share equivalents. At December 31, 2000, all 3.6 million common stock options were excluded from the diluted EPS calculation. At December 31, 2001, all 3.4 million common stock options and 213,333 warrants were excluded from the diluted EPS calculation and at December 31, 2002, 2.9 million common stock options and 213,333 warrants were excluded from the diluted EPS calculation as their effect was antidilutive. The amounts are rounded to the nearest thousands, except for per share amounts.

	2000			2001			2002
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Net income (loss) available to common shareholders	($7,349)	24,946	($0.30)	($3,660)	24,730	($0.15)	$1,888	25,135	$0.08
Effect of dilutive securities

Stock options	—	—	—	—	—	—	—	130	(0.01)

Diluted EPS:

Net income (loss) available to common shareholders plus assumed conversions	($7,349)	24,946	($0.30)	($3,660)	24,730	($0.15)	$1,888	25,265	$0.07

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

	For the year ended December 31,
Supplemental disclosure of cash flow information:	2000	2001	2002
Income taxes paid	$200	$—	$2,077
Interest paid	$69	$32	$19
Summary of non-cash investing and financing activities:
Assets acquired through notes payable and capital lease	$—	$801	$535
Commitment (cancellation of commitment) to repurchase common stock from a shareholder	$1,000	($417)	$—
Treasury shares received for the payment of a note receivable due from a shareholder	$333	$167	$—

NOTE 17: SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single associate accounted for more than 10% of total sales for the years ended December 31, 2000, 2001, and 2002, respectively.

Long-lived assets by country for the years ended December 31, 2000, 2001, and 2002 are as follows (in millions):

Country	2000	2001	2002
Australia	$0.5	$0.4	$0.3

Japan	1.3	0.7	0.5

United Kingdom	0.4	0.3	0.2

United States	11.1	9.0	6.5

	$13.3	$10.4	$7.5

Net sales (in millions and as a percentage of net sales) by country for the years ended December 31, 2000, 2001, and 2002 is as follows:

Year	United States		Canada		Australia		United Kingdom		Japan		New Zealand *
2000	$115.7	77.0%	$20.2	13.5%	$8.5	5.7%	$1.9	1.3%	$3.7	2.5%	$—	—%
2001	$99.3	77.1%	$18.1	14.1%	$4.4	3.4%	$1.2	1.0%	$5.7	4.4%	$—	—%
2002	$105.0	74.5%	$16.4	11.6%	$6.6	4.8%	$1.6	1.1%	$9.0	6.4%	$2.3	1.6%

*	New Zealand began operations in June 2002.

INDEX TO EXHIBITS

3.1

Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2

Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1

Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1	1997 Stock Option Plan dated May 20, 1997, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.2	1998 Incentive Stock Option Plan dated April 8, 1998, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.3	2000 Option Plan dated June 19, 2000, incorporated by reference to Exhibit 10.26 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2000.

10.4

Exchange Agreement by and among Mr. Gary Watson, Mr. Patrick D. Cobb, Mr. Samuel L. Caster, Mr. Charles E. Fioretti and Mr. William C. Fioretti and Mannatech dated August 31, 1997, incorporated herein by reference to Exhibit 10.6 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.5

Form of Indemnification Agreement with a schedule of directors’ signatures, incorporated herein by reference to Exhibit 10.8 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.6

Schedule of additional directors’ signatures relating to the Form of Indemnification Agreements in Exhibit 10.5 above, incorporated herein by reference to Exhibit 10.10 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2000.

10.7*	Schedule of additional directors’ signatures relating to the Form of Indemnification Agreements in Exhibit 10.5 above.

10.8

Letter of Understanding Regarding Development of Proprietary Information for Mannatech effective as of August 1, 1997, as amended, by and between Mr. Bill H. McAnalley, Ph.D. and Mannatech, incorporated herein by reference to Exhibit 10.12 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.9

Commercial Lease Agreement dated November 7, 1996 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.10

Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit 10.14 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.11

Assignment of Patent Rights dated October 30, 1997 by and among Mr. Bill H. McAnalley, Ph.D., Mr. H. Reginald McDaniel, Mr. D. Eric Moore, Ms. Eileen P. Vennum and Mr. William C. Fioretti and Mannatech, incorporated herein by reference to Exhibit 10.15 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.12

Trademark License Agreement effective as of August 14, 1997 by and between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit 10.19 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.13

Supply Agreement effective as of January 12, 2000 by and between Mannatech and Caraloe, Inc. incorporated herein by reference to Exhibit 10.7 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

10.14

Modification of Purchase Commitment, dated May 29, 2002 between Mannatech and Caraloe Company, incorporated herein by reference to Exhibit 10.3 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2002.

1

10.15

Product Development and Distribution Agreement effective as of September 15, 1997 between New Era Nutrition Inc. and Mannatech, incorporated herein by reference to Exhibit 10.21 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.16	Summary of Management Bonus Plan, incorporated herein by reference to Exhibit 10.23 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.17

Form of Employment Agreement to be entered into between Mannatech and Mr. Bill H. McAnalley, incorporated herein by reference to Exhibit 10.30 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.18

Employment Agreement dated November 1, 1999, entered into between Mannatech and Mr. Terry L. Persinger, incorporated herein by reference to Exhibit 10.7 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

10.19

First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2002, incorporated herein by reference to Exhibit 10.19 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.20

Form of Employment Agreement entered into between Mannatech and Mr. Robert M. Henry, incorporated by reference to Exhibit 10.24 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2000.

10.21

First Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry, dated April 1, 2000, incorporated herein by reference to Exhibit 10.21 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.22

Second Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry dated January 1, 2002, incorporated herein by reference to Exhibit 10.22 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.23

Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Mr. Samuel L. Caster incorporated herein by reference to Exhibit 10.26 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

10.24

Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.09 made by Mr. Charles E. Fioretti incorporated herein by reference to Exhibit 10.27 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

10.25

Consultancy Agreement dated June 1, 2000 by and between Mannatech, Incorporated and Mr. Samuel L. Caster incorporated by reference to Exhibit 10.25 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

10.26

Lock-up Agreement and Promissory Note for $500,000 between Mannatech and Mr. Charles E. Fioretti, dated August 8, 2000, incorporated by reference to Exhibit 10.27 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2000.

10.27

Separation Agreement and Full and Final Release dated June 4, 2001 between Mannatech and Mr. Charles E. Fioretti, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on June 11, 2001.

10.28

Release Agreement dated September 24, 2001 between Mannatech and Mr. Charles E. Fioretti, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.29

Separation Agreement dated February 28, 2001 with Mr. Anthony E. Canale, incorporated herein by reference to Exhibit 10.29 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on April 1, 2001.

10.30

Separation Agreement dated may 2, 2001 between Mannatech and Ms. Deanne Varner, incorporated herein by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2001.

10.31

Separation Agreement and General Release dated June 26, 2001 between Mannatech and Mr. Patrick D. Cobb, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on June 26, 2001.

2

10.32

Non-Compete and Confidentiality Agreement dated July 2, 2002, between Mannatech and Dr. H. Reginald McDaniel, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) Filed with the Commission on August 14, 2002.

10.33

General Release Agreement dated July 2, 2002, between Mannatech and Dr. H. Reginald McDaniel, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2002.

10.34

Employee Agreement dated October 31, 2002, entered into between Mannatech and Mr. Samuel L. Caster, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2002.

10.35

Purchase Agreement dated September 28, 2001, by and between Mannatech, Incorporated and Mr. Ray Robbins, incorporated by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.36

Agreement dated September 28, 2001 between Mannatech and Mr. Marlin Ray Robbins, incorporated herein by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.37

Agreement and Final Release dated February 1, 2002 between Mannatech and Mr. Marlin Ray Robbins, incorporated herein by reference to Exhibit 10.36 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March, 2002.

10.38

Royalty Agreement dated September 10, 2001 between Mannatech and Jett, incorporated herein by reference to Exhibit 10.4 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.39

Employment Agreement dated October 1, 2001 between Mannatech and Ms. Bettina S. Simon, incorporated herein by reference to Exhibit 10.3 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.40

Consulting Agreement dated October 1, 2001 between Mannatech and Mr. J. Stanley Fredrick, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

21*	List of Subsidiaries

23*	Consent of PricewaterhouseCoopers LLP

24*	Power of Attorney, included on the signature page of this annual report on Form 10-K.

99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

99.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	Filed herewith.

3