Form 10-Q
period 2003-03-31
MANNATECH INC
filed 2003-05-15
CIK 1056358

2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 000-24657

MANNATECH, INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Texas	75-2508900
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 S. Royal Lane, Suite 200

Coppell, Texas 75019

(Address of Principal Executive Offices, including Zip Code)

Registrant’s Telephone Number, including Area Code: (972) 471-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 30, 2003, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share was 25,184,840.

Mannatech, Incorporated

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2002	March 31, 2003
		(Unaudited)
ASSETS
Cash and cash equivalents	$17,693	$17,366
Restricted cash	—	2,123
Accounts receivable	632	405
Income tax receivable	307	307
Current portion of notes receivable from shareholders, net of allowance of $31 in 2002 and 2003	143	143
Inventories	5,515	5,902
Prepaid expenses and other current assets	759	1,134
Deferred tax assets	1,013	1,015

Total current assets	26,062	28,395
Property and equipment, net	7,467	7,002
Notes receivable from shareholders, excluding current portion	247	198
Other assets	1,040	1,047

Total assets	$34,816	$36,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases and notes payable	$136	$40
Accounts payable	1,846	1,273
Accrued expenses	13,739	14,817
Current portion of accrued severance related to former executives	810	565

Total current liabilities	16,531	16,695
Capital leases and notes payable, excluding current portion	8	7
Accrued severance, related to former executives, excluding current portion	150	75
Deferred tax liabilities	77	79
Other long-term liabilities	—	253

Total liabilities	16,766	17,109

Commitments and contingencies (Note 4)	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 25,162,541 shares issued and 25,134,840 outstanding in 2002 and 2003, respectively	3	3
Additional paid-in capital	18,168	18,193
Retained earnings	481	1,900
Accumulated other comprehensive loss—foreign currency translation adjustment	(502)	(463)

	18,150	19,633
Less treasury stock, at cost, 27,701 shares in 2002 and 2003	(100)	(100)

Total shareholders’ equity	18,050	19,533

Total liabilities and shareholders’ equity	$34,816	$36,642

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

(in thousands, except per share information)

	Three months ended March 31,
	2002	2003
Net sales	$32,926	$40,470

Cost of sales	5,903	6,697
Commissions and incentives	13,821	16,341

	19,724	23,038

Gross profit	13,202	17,432
Operating expenses:
Selling and administrative expenses	7,502	9,830
Other operating costs	4,536	5,725

Total operating expenses	12,038	15,555

Income from operations	1,164	1,877
Interest income	74	76
Interest expense	(6)	(2)
Other income (expense), net	(17)	112

Income before income taxes	1,215	2,063
Income taxes	(619)	(644)

Net income	$596	$1,419

Earnings per common share:
Basic	$0.02	$0.06

Diluted	$0.02	$0.06

Weighted-average common shares outstanding:
Basic	25,135	25,135

Diluted	25,269	25,251

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

(in thousands)

	Three months ended March 31,
	2002	2003
Cash flows from operating activities:
Net income	$596	$1,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	994	910
Loss on disposal of assets	21	5
Accounting charge related to stock options	(13)	25
Deferred income taxes	1	—
Changes in operating assets and liabilities:
Accounts receivable	(935)	232
Inventories	2,445	(382)
Prepaid expenses and other current assets	(117)	(374)
Other assets	44	(4)
Accounts payable	(82)	(574)
Accrued expenses	903	1,067
Accrued severance to former executives	(436)	(320)

Net cash provided by operating activities	3,421	2,004

Cash flows from investing activities:
Acquisition of property and equipment	(288)	(177)
Repayments by shareholders/related parties	50	49
Increase in restricted cash	(300)	(2,123)

Net cash used in investing activities	(538)	(2,251)

Cash flows from financing activities:
Repayment of capital lease obligations	(14)	(1)
Repayment of notes payable	(18)	(96)

Net cash used in financing activities	(32)	(97)

Effect of exchange rate changes on cash and cash equivalents	(43)	17

Net increase (decrease) in cash and cash equivalents	2,808	(327)
Cash and cash equivalents:
Beginning of the period	9,926	17,693

End of the period	$12,734	$17,366

Supplemental disclosure of cash flow information:
Interest paid	$6	$2

Taxes paid	$1,200	$200

Summary of non-cash investing and financing activities follows:
Assets acquired through notes payable and a capital lease	$33	$—

Asset retirement obligations related to operating leases	$—	$253

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the state of Texas on November 4, 1993 and is located in Coppell, Texas. The Company develops and sells high-quality, proprietary nutritional supplements, topical products, and weight-management products primarily through a network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the primary purpose of personal consumption and selling to retail customers and members (“members”) purchase the Company’s products at a discount from published retail prices. Independent associates are eligible to earn commissions and incentives on their downline growth and sales volume. The Company has three wholly-owned subsidiaries operating throughout the world. The wholly-owned subsidiaries are as follows:

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began
Mannatech Australia Pty Limited	April 1998	St. Leonards, Australia	October 1998
Mannatech Ltd.	November 1998	Aldermaston, Berkshire U.K.	November 1999
Mannatech Japan, Inc.	January 2000	Tokyo, Japan	June 2000

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s consolidated financial information as of, and for, the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenues are primarily derived from sales of products, sales of starter and renewal packs, and shipping fees. Substantially all product sales are sold to associates at published wholesale prices and to members at discounted published retail prices. The Company also records a sales return reserve related to expected sales refunds based on historical experience.

The Company defers all of its revenues until its customers receives their shipments. The Company also defers a portion of the revenue received from the sale of its starter and renewal packs when the revenue exceeds the total average wholesale value of all of the individual items included in such packs and amortizes such deferrals over 12 months. Periodically, certain packs contain an event admission pass that allows an associate free admission to a corporate sponsored event. Beginning in September 2002, certain Company packs began to include a one-year subscription to the Company’s monthly magazine. Revenue from these packs is allocated between products, event admission, and magazine subscription revenue, based on each of their proportionate average fair values. The event admission revenue and the magazine subscription revenue are amortized over 12 months. Total deferred revenue was $1.1 million and $1.8 million at December 31, 2002 and March 31, 2003, respectively.

Shipping and Handling Costs

The Company records freight and shipping revenues collected from associates and members as revenue. The Company records in-bound freight and shipping costs as a part of cost of sales and records shipping and handling costs associated with shipping products to its associates and members as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $1.6 million and $2.2 million for the three months ended March 31, 2002 and 2003, respectively.

Accounting for Stock-Based Compensation

Periodically, the Company issues stock options to both employees and nonemployees. For stock-based compensation issued to nonemployees, the Company follows Statement of Financial Accounting Standard No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation.” Under SFAS 123, stock-based compensation to nonemployees is measured by the fair value at the date of grant. The Company grants stock options to nonemployees for terms no longer than ten years and the stock options generally vest over three years.

For stock-based compensation issued to employees and Board of Directors, the Company elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Under the recognition and measurement principles of APB 25, no compensation expense is recognized unless the market price of the stock option exceeds the exercise price on the date of grant. Stock options granted to employees and Board of Directors are nontransferable and are granted for terms no longer than ten years at an exercise price that may not be less than 100% of the fair value of the Company’s common stock on the date of grant. Stock options generally vest over three years for employees and vest immediately for Board of Directors.

For disclosure purposes only, the Company estimated the fair value for all stock options granted on the date of grant using the Black-Scholes option-pricing model and estimated the amount of expense that would have been recognized for each stock option granted over its vesting period. No stock options were granted in the first three months of 2002 and 2003. The following table illustrates the effect on the Company’s net income and earnings per share, in thousands, except for per share information, if the Company had applied the fair value recognition provisions of SFAS 123 to all of its stock options:

	For the three-months ended March 31,
	2002	2003
Consolidated net income, as reported	$596	$1,419
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	(8)	16
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(299)	(219)

Pro forma net income	$289	$1,216

Basic Earnings Per Share:

As reported	$0.02	$0.06

Pro forma	$0.01	$0.05

Diluted Earnings Per Share:

As reported	$0.02	$0.06

Pro forma	$0.01	$0.05

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents. At March 31, 2002, 2,898,833 common stock options and 100,000 warrants were excluded from the diluted EPS calculation and at March 31, 2003, 2,937,333 of the common stock options and 100,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except for per share amounts.

	2002			2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$596	25,135	$0.02	$1,419	25,135	$0.06
Effect of dilutive securities:
Stock options	—	121	—	—	110	—
Warrants	—	13	—	—	6	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$596	25,269	$0.02	$1,419	25,251	$0.06

NOTE 2 INVENTORIES

At December 31, 2002 and March 31, 2003, inventories consisted of the following:

	2002	2003
	(in thousands)
Raw materials	$1,481	$1,400
Finished goods, less inventory reserves of $124 in 2002 and $158 in 2003	4,034	4,502

	$5,515	$5,902

NOTE 3 COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income is as follows:

	Three months ended March 31,
	2002	2003
	(in thousands)
Net income	$596	$1,419
Foreign currency translation adjustments	(57)	39

Comprehensive income	$539	$1,458

NOTE 4 COMMITMENTS AND CONTINGENCIES

Leases and line of credit

In January 2002, the Company began leasing approximately $250,000 of computer hardware under a noncancelable master-operating lease. The master-operating lease contains seven separate three-year operating leases that expire at various times through October 2005. In April 2002, this master-operating lease was increased to $300,000. The master-operating lease requires the Company to restrict cash of $345,000 as collateral for the life of the lease. In April 2003, the Company obtained another three year master-operating lease to begin leasing additional computer hardware in an amount up to $750,000.

In March 2003, the Company entered into a one-year $2.0 million line of credit with one of its primary banking institutions, J.P. Morgan Chase Bank. As of April 30, 2003, the Company had not drawn on its line of credit. The line of credit agreement does not contain any financial covenants or any commitment fees; however, the Company is required to restrict $2.1 million of its cash as collateral for the line of credit.

Purchase commitment

Since 1994, the Company has maintained a purchase commitment with one of its suppliers to purchase Manapol®, a raw material found in the majority of the Company’s products. In May 2002, the Company modified its inventory purchase commitment to reduce the required monthly commitment and extend the terms of the agreement through August 2003. In February 2003, the Company entered into a side agreement related to this purchase agreement with its supplier to include raw material purchases from its manufacturers as part of the required monthly commitment. Under the terms of this amended inventory purchase commitment and the side agreement, the Company and its manufacturer are required to purchase a total of $1.5 million of raw materials through August 2003.

Subsequent event

The Company’s employment agreement with Robert M. Henry would have expired in December 2004. However, on April 15, 2003, Mr. Henry resigned from the Company, as its Chief Executive Officer and as a Board Director, and the Company entered into a Separation Agreement with Mr. Henry. Under the terms of the Separation Agreement and as a result of the termination of Mr. Henry’s employment agreement, the Company is required to pay Mr. Henry approximately $1.3 million of which approximately $0.5 million will be paid in 2003, $0.4 million in 2004, and $0.4 million in 2005. The payments primarily relate to the Company’s contractual obligations related to Mr. Henry’s employment agreement, outplacement fees, attorney fees, relocation fees, health insurance, and title to his leased vehicle. In addition, the Company extended the term of Mr. Henry’s 266,667 vested stock options to the earlier of ten years from the original date of grant or one year after Mr. Henry’s death. Mr. Henry agreed to provide certain consulting services to the Company through December 31, 2005 and is prohibited from being affiliated with another dietary supplement network-marketing company that specializes in products that are glyconutritional or aloe-based for a specified period.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 143. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations.” SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the related asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset and amortized over the life of the lease. On January 1, 2003, the Company adopted SFAS 143, which resulted in an increase in its leasehold improvements and long-term liabilities of $253,000 for the estimated restoration costs of its Japanese leased facilities. The cumulative affect of this adjustment was insignificant.

FIN 45. In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 is applicable to guarantees issued or modified after December 31, 2002. FIN 45 expands the existing disclosure required for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also requires a company to recognize an initial liability for the fair market value of the obligations it assumes under that guarantee upon issuance and disclosure of certain information about the guarantee in its interim and annual financial statements. The adoption of this interpretation did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

FIN 46. In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 is effective for variable interest entities created after January 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of this interpretation did not have an impact on the Company’s financial condition, results of operations, or cash flows.

SFAS 149. In April 2003, FASB issued Statement of Financial Accounting Standard No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 “Accounting for Derivatives Instruments and Hedging Activities” and the related implementation guidance and is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. SFAS 149 clarifies the definition of a derivative and amends the financial accounting and reporting required for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In addition, SFAS 149 improves the financial reporting requirements by requiring a more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of this standard is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s financial position and its results of operations for the three months ended March 31, 2003 compared to the same period in 2002. The Consolidated Financial Statements and related notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report, and in the Consolidated Financial Statements and related notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Overview and Critical Accounting Policies and Estimates

For nearly a decade, Mannatech has developed innovative, high-quality, proprietary nutritional supplements, topical products, and weight-management products that are sold through a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. New Zealand began operations on June 10, 2002 and is serviced by Mannatech’s Australian subsidiary. Mannatech operates as a single segment and primarily sells its products through a network of approximately 212,000 independent associates and members who have purchased Mannatech’s products within the last 12 months.

For a complete review of Mannatech’s critical accounting policies and new accounting pronouncements that may impact Mannatech’s operations, refer to Mannatech’s Annual Report on Form 10-K for the year ended December 31, 2002. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech identified certain policies that are important to the portrayal of its consolidated financial condition and consolidated results of operations. These policies require the application of significant judgment by Mannatech’s management. Mannatech periodically analyzes the need for certain estimates, including the need for inventory reserves, impairment of long-lived assets, tax valuation allowances, provisions for doubtful accounts, sales returns, contingencies and litigation, and bases any estimates needed on Mannatech’s historical experience, industry standards, and various other assumptions that may be reasonable under the circumstances. Mannatech cautions its readers that actual results could differ from its estimates under different assumptions or conditions. If circumstances alter the various assumptions or conditions used in such estimates or assumptions an adverse effect on Mannatech’s consolidated financial condition, changes in financial condition, and results of operations could occur. Mannatech’s critical accounting policies include the following:

•	Inventory value is reviewed and compared to the market value of inventory and any inventory value in excess of fair market value is written down. In addition, Mannatech reviews its inventory for obsolescence and any inventory identified as obsolete is written off. Mannatech’s determination of obsolescence is based on assumptions about demand for its products, estimated future sales, and management’s future plans. If actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. Inventory value at March 31, 2003 was $5.9 million and includes an inventory reserve of $158,000.

•	Property and equipment value is reviewed for impairment whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. Mannatech’s impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated carrying value. Mannatech believes the expected future cash flows approximates or exceeds its net book value; however, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss would have to be recognized to the extent the net book value of an asset exceeds its fair value. At March 31, 2003, the net book value of Mannatech’s property and equipment was $7.0 million.

•	Mannatech evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. If Mannatech is unable to realize the expected future benefits of its deferred tax assets, it would be required to provide an additional valuation allowance. As of March 31, 2003, Mannatech recorded deferred tax assets of $1.0 million, which includes a valuation allowance of $2.8 million.

•	Mannatech defers all of its revenue until its customers receive their shipments. Mannatech also defers a portion of its revenue from the sale of its starter and renewal packs when the revenue exceeds the total average wholesale value of all individual items included in such packs. Mannatech amortizes such deferrals over 12 months. Periodically, certain packs may contain an event admission pass that allows an associate free admission to one of Mannatech’s corporate-sponsored events. Beginning in September 2002, certain of Mannatech’s packs began to include a one-year subscription to its monthly magazine. Revenue from these packs is allocated between products, event admission, and magazine subscription revenue, based on each of their proportionate average fair value. The event admission revenue and the magazine subscription revenue are amortized over 12 months. In the future, Mannatech may change the contents of its packs or its shipping methods, and as a result may have to defer additional revenue and/or recognize the deferred revenue over an extended period of time.

•	Mannatech capitalizes qualifying costs related to the development of its internally-developed software applications including: GlycoScience.com, a scientific web database; Enterprise System, a sales and commission database; and Success Tracker™, a web-based training and marketing tool for its independent associates. Mannatech amortizes such qualifying costs over the estimated useful life of the software application, which is either three or five years. If accounting standards change or if the capitalized software becomes obsolete, Mannatech may be required to write off its capitalized software or accelerate its amortization period. As of March 31, 2003, Mannatech’s capitalized software had a remaining net book value of $0.6 million.

General Summary

Mannatech primarily derives its revenues from sales of its products, sales of its starter and renewal packs, and from shipping fees. Substantially all product sales are sold to independent associates at published wholesale prices or sold to members at discounted published retail prices. Mannatech periodically changes its starter and renewal packs to meet the current market demands. Each starter and renewal pack includes some combination of Mannatech’s latest products and promotional materials. Mannatech tries to offer comparable packs in each country in which it does business; however, because each country has different regulatory guidelines, not all of Mannatech’s packs can be offered in all countries. Mannatech defers the recognition of its revenue for product sales until its customers receive their shipments. The net sales by country as a percentage of consolidated net sales and in dollars are as follows:

Three months ended March 31,	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
2003	69.1%	9.6%	6.4%	1.5%	9.9%	3.5%	100.00%
2002	77.5%	12.8%	3.6%	0.9%	5.2%	—%	100.00%

Three months ended March 31, (in millions)	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
2003	$28.0	$3.9	$2.6	$0.6	$4.0	$1.4	$40.5
2002	$25.5	$4.2	$1.2	$0.3	$1.7	$—	$32.9

Mannatech believes the increase in its consolidated net sales of $7.6 million or 23.1% is largely attributable to the increase in pack sales during 2002 and 2003, launching its global associate career and compensation plan, expanding the products lines offered in its international operations, and initiating effective personnel changes in its international operations. For the three months ended March 31, 2003, Mannatech’s foreign operations accounted for 30.9% of consolidated net sales, whereas in the same period in 2002, Mannatech’s foreign operations accounted for only 22.5% of consolidated net sales.

For the first quarter of 2003, quarterly pack sales were $8.2 million as compared to $6.8 million for the first quarter of 2002. For the first quarter of 2003, Mannatech signed up 28,000 additional new independent associates and members, which brought the total new associates and members who have signed up within the last twelve months to 92,000. For the first quarter of 2002, Mannatech signed up 19,000 additional new independent associates and members, which brought the total new associates and members who had signed up within the twelve months ended March 31, 2002 to 68,000. Mannatech believes this increase in pack sales and new associates is primarily attributed to the launching of its new global associate career and compensation plan. The number of new independent associates and members and the number of independent associates and members who have purchased Mannatech’s products within the last 12 months are as follows:

	For the twelve months ended December 31,		For the twelve months ended March 31,
Associates and Members	2002		2002		2003
New	83,000	41.5%	68,000	36.4%	92,000	43.4%
Continuing	117,000	58.5%	119,000	63.6%	120,000	56.6%

Total	200,000	100.0%	187,000	100.0%	212,000	100.0%

For the remainder of 2003, Mannatech plans to continue to concentrate on increasing net sales. Mannatech believes increasing net sales is primarily dependant upon the following factors:

•	continuing its product development strategy;
•	continuing to monitor and refine its new global associate career and compensation plan; and
•	increasing its base of independent associates and members who routinely purchase products.

Mannatech’s product development strategy is divided into three primary areas of focus. The areas of focus are as follows:

•	working to ensure a majority of its products is available in all countries in which Mannatech does business;
•	continuing to develop new products that either complement its existing products or create a new demand for its products; and
•	continuing to monitor and modify its existing product formulas to ensure high quality and economies of scale.

Cost of sales primarily consists of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s independent associates, and occasional write-offs of inventories. The product mix of products sold directly affects cost of sales and gross profit, as each product and promotional material has a different gross margin. The product mix is influenced by changes in Mannatech’s commission and incentive programs, introduction or discontinuation of certain promotional activities, changes in consumer demand, changes in competitors’ products, changes in economic conditions, and announcements of new scientific studies and breakthroughs.

Commissions and incentives paid to Mannatech’s independent associates are considered Mannatech’s most important and most significant expense. Mannatech designs its commissions and incentives to motivate its independent associates and financially reward them for their efforts. Mannatech’s commission and incentive program is designed to pay commissions and incentives to independent associates for their global downline activities. The program allows existing and new independent associates to build their individual global networks by expanding their existing downlines into newly-formed international markets rather than requiring independent associates to establish new downlines to qualify for commissions and incentives within each new country. Periodically, Mannatech offers new travel incentives, which are designed to stimulate both pack and product sales. In the first quarter of 2003, Mannatech launched a new travel incentive for its independent associates. The travel incentive allows independent associates achieving certain sales levels to qualify for a trip for two to Cancun, Mexico, plus a chance to win $5,000 in cash for additional achievements. The 2003 travel incentive is estimated to cost approximately $1.8 million.

After two years of research and development, Mannatech launched its new global associate career and compensation plan in September 2002. Overall, the plan eliminated the binary commission structure paid only in the United States and Canada and changed certain qualifying measurements for certain existing commission types in order to pay new associates faster. The plan also increased the payouts of most commissions paid and introduced certain new commission and incentive payments, which further concentrates commission and incentive payments on pack and product sales, as well as help to rejuvenate network development. Mannatech generally pays commission and incentives to its independent associates based on the following:

•	an associate’s placement and position within the overall global plan;
•	the volume of an associate’s direct and indirect commissionable sales; and
•	an associate’s achievement of certain sales levels to qualify for various incentives/compensation programs.

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

Income taxes include both domestic and foreign taxes. In 2002, Mannatech’s United States federal statutory tax rate was 34% and is expected to remain the same for 2003. Mannatech expects to pay taxes in Australia and in the United Kingdom at a statutory rate of approximately 30%. Mannatech also expects to pay taxes in Japan at a statutory tax rate ranging between 42% and 48%. A portion of Mannatech’s income from its international operations is subject to taxation in the countries in which it operates. Although Mannatech may receive foreign tax credits that would reduce the amount of United States taxes owed, Mannatech may not be able to use all of its foreign tax credits in the United States. Mannatech may also incur net operating losses that may not be fully realizable. Mannatech records a valuation allowance for any expected net operating losses that are not likely to be fully realizable in the future.

Results of Operations

The following table summarizes Mannatech’s operating results as a percentage of net sales for each of the periods indicated.

	Three months ended March 31,
	2002	2003
Net sales	100.0%	100.0%
Cost of sales	17.9	16.6
Commissions and incentives	42.0	40.3

Gross profit	40.1	43.1
Operating expenses:
Selling and administrative expenses	22.8	24.3
Other operating costs	13.7	14.2

Income from operations	3.6	4.6
Interest income	0.2	0.2
Interest expense	0.0	0.0
Other income (expense), net	(0.1)	0.3

Income before income taxes	3.7	5.1
Income taxes	(1.9)	(1.6)

Net income	1.8%	3.5%

Three months ended March 31, 2003 compared with the three months ended March 31, 2002

Net sales. Net sales increased 23.1% to $40.5 million for the three months ended March 31, 2003 from $32.9 million for the comparable period in 2002. Net sales primarily consist of both product sales and pack sales. The increase in net sales primarily related to the following:

•	a $1.4 million increase in pack sales, which primarily related to the launching of its new global associate career and compensation plan;
•	a $6.2 million increase in product sales, which primarily related to an overall increase of 25,000 additional independent associates who routinely purchase Mannatech’s products as compared to the comparable period in 2002; and
•	the timing of Mannafest, Mannatech’s largest annual corporate-sponsored event, which moved from April of 2002 to March of 2003.

Cost of sales. Cost of sales increased 13.6% to $6.7 million for the three months ended March 31, 2003 from $5.9 million for the comparable period in 2002. As a percentage of net sales, cost of sales decreased to 16.6% for the three months ended March 31, 2003 from 17.9% for the comparable period in 2002. The percentage decrease in cost of sales as a percentage of net sales was primarily due to the change in product mix sold.

Commissions and incentives. Commissions and incentives increased 18.1% to $16.3 million for the three months ended March 31, 2003 from $13.8 million for the comparable period in 2002. As a percentage of net sales, commissions decreased to 40.3% for the three months ended March 31, 2003 from 42.0% for the comparable period in 2002. The decrease as a percentage of net sales was the result of a decrease in commissionable sales in relation to total net sales.

Gross profit. Gross profit increased 31.8% to $17.4 million for the three months ended March 31, 2003 from $13.2 million for the comparable period in 2002. As a percentage of net sales, gross profit increased to 43.1% for the three months ended March 31, 2003 from 40.1% for the comparable period in 2002. The dollar increase was the result of an increase in net sales. The percent changes were primarily attributable to the change in product mix sold.

Selling and administrative expenses. Selling and administrative expenses increased 30.7% to $9.8 million for the three months ended March 31, 2003 from $7.5 million for the comparable period in 2002. As a percentage of net sales, selling and administrative expenses increased to 24.3% for the three months ended March 31, 2003 from 22.8% for the comparable period in 2002. The increase was primarily due to the following:

•	a $1.2 million increase in marketing expenses related to hosting Mannafest in March of 2003 as compared to hosting Mannafest in April of 2002;
•	a $0.5 million increase in payroll and payroll related expenses related to hiring additional personnel, including hiring Sam Caster in March 2002 and canceling his consulting agreement; and
•	a $0.6 million increase in freight costs related to the increase in net sales.

Other operating costs. Other operating costs increased 26.7% to $5.7 million for the three months ended March 31, 2003 from $4.5 million for the comparable period in 2002. As a percentage of net sales, other operating costs increased to 14.2% for the three months ended March 31, 2003 from 13.7% for the comparable period in 2002. The dollar increase was primarily due to the following:

•	a $0.5 million increase in travel expenses primarily related to hosting Mannafest in March of 2003 rather than in April of 2002;
•	a $0.1 million increase in accounting, legal, and consulting services primarily related to the recently enacted regulations, partially offset by a decrease in consulting fees, which related to the canceling of the consulting agreement with Sam Caster in March 2002; and
•	the remaining $0.6 million increase in various expenses, including offsite storage, credit card fees, postage, and telephone expenses, all related to the increase in net sales.

Interest income. Interest income increased 2.7% to $76,000 for the three months ended March 31, 2003 from $74,000 for the comparable period in 2002. The dollar increase was primarily due to maintaining a higher average cash balance.

Interest expense. Interest expense decreased (66.7%) to $2,000 for the three months ended March 31, 2003 from $6,000 for the comparable period in 2002. The dollar decrease was primarily due to the repayment of existing capital leases and notes payable.

Other income (expense), net. Other income (expense), net consists primarily of foreign currency translation adjustments related to Mannatech’s foreign operations. Other income (expense), net increased to $112,000 for the three months ended March 31, 2003 from ($17,000) for the comparable period in 2002. The change in other income (expense), net primarily consisted of currency translation exchange gains and losses.

Income taxes. Income taxes increased to $644,000 for the three months ended March 31, 2003 from $619,000 for the comparable period in 2002. Mannatech’s effective tax rate decreased to 31.2% for the three months ended March 31, 2003 from 50.9% for the comparable period in 2002. Mannatech’s effective tax rate decreased as a result of the expected income mix between its domestic and its foreign operations and decreasing the valuation allowance related to the expected income from its Japanese subsidiary.

Net income. Net income increased 133.3% to $1.4 million for the three months ended March 31, 2003 from $0.6 million for the comparable period in 2002. The dollar increase was primarily the result of the increase in net sales and controlling operating expenses. As a percentage of net sales, net income increased to 3.5% for the three months ended March 31, 2003 from 1.8% for the comparable period in 2002. Earnings per share for the three-months ended March 31, 2003 was $0.06 as compared to $0.02 for the comparable period in 2002. The increase in earnings per share is primarily the result of an increase in net sales and controlling operating expenses.

Liquidity and Capital Resources

Mannatech’s principal use of funds is to pay for operating expenses, including commissions and incentives, capital expenditures, and inventory purchases. Historically, Mannatech has generally funded its business objectives, working capital, and operations primarily through reliance on its cash flows from operations rather than incurring long-term debt. Mannatech plans to continue to fund its business objectives, working capital, and operations primarily through its cash flows from operations; however, Mannatech has opened a $2.0 million line of credit and a $0.8 million master-operating lease to help fund any unexpected shortfalls in its cash flows.

Cash and cash equivalents. Mannatech’s cash and cash equivalents decreased to $17.4 million at March 31, 2003 from $17.7 million at December 31, 2002 primarily as a result of restricting cash of $2.1 million as collateral related to its new $2.0 million line of credit facility, which was opened in March 2003. This decrease was partially offset by an increase in operating profits.

Working Capital. Mannatech’s working capital increased to $11.7 million at March 31, 2003 from $9.5 million at December 31, 2002. The $2.2 million increase in working capital was primarily attributable to an increase in its current assets. Current assets included an increase in restricted cash of $2.1 million related to the opening of a one year line of credit with a bank and an increase in inventory of $0.4 million due to the timing of placing inventory orders.

Mannatech’s cash flows consist of the following:

	For the three months ended March 31,
Provided by (used in):	2002		2003
Operating activities	$3.4 million		$2.0 million
Investing activities	($0.5 million	)	($2.3 million	)
Financing activities	($32,000)		($97,000)

Operating activities. For the three months ended March 31, 2003, operating activities primarily consisted of $2.3 million in earnings before depreciation and amortization, a $0.2 million decrease in accounts receivable, and a $0.2 million increase in accrued expenses, partially offset by a ($0.8 million) increase in inventory and prepaid expenses. Mannatech minimizes its inventory levels while keeping costs relatively constant, which resulted in the improvement of its inventory turnover ratio to 4.69 for the three months ended March 31, 2003 from 3.30 for the comparable period in 2002.

For the three months ended March 31, 2002, operating activities primarily consisted of $1.6 million in earnings before depreciation and amortization and an increase of $1.8 million from the net change in working capital. The net change in working capital was primarily the result of a $2.4 million decrease in inventory.

Investing activities. For the three months ended March 31, 2003, investing activities primarily consisted of restricting cash of $2.1 million as collateral for its line of credit with a bank and acquiring $0.2 million of new computer hardware. Mannatech estimates it will purchase approximately $1.7 million in additional computer hardware and software for the remainder of 2003. The additional purchases relate to upgrading existing hardware and software to increase functionality and further enhance reporting and processing, including its financial reporting system.

For the three months ended March 31, 2002, investing activities primarily consisted of computer hardware and software purchases of $0.3 million and restricting $0.3 million in cash as collateral for its master-operating lease.

At March 31, 2003, related party notes receivable, net of an allowance of $31,000, totaled $0.3 million. The notes receivable are composed of five separate notes due from former officers and shareholders. Two of the five notes were due from Gary Watson and William C. Fioretti, whose loan balances at March 31, 2003 were $31,000 and $141,000, respectively. As of April 30, 2003, Mr. Fioretti had paid $136,000 of his note receivable. As of April 30, 2003, Mr. Watson had not made his annual scheduled payments for the last two years and has not made his third annual scheduled payment due February 17, 2003. As a result, in late 2002, Mannatech established a provision for doubtful accounts of approximately $31,000 related to Mr. Watson’s note.

Financing activities. For each of the three months ended March 31, 2003 and the three months ended March 31, 2002, financing activities consisted of repayments of capital leases and notes payable.

In January 2002, Mannatech entered into a three-year capital lease for warehouse equipment valued at $32,500. In 2002, Mannatech entered into two financing agreements to finance certain annual insurance premiums totaling $0.6 million. The notes require 25% down payment, accrue interest at an average rate of 8% and are due in eight monthly installments through April 2003. In March 2003, Mannatech entered into a one year $2.0 million line of credit with a bank. As of April 30, 2003, Mannatech had not utilized the line of credit.

General liquidity and cash flows. Mannatech generates positive cash flows from its operations and believes that its existing liquidity and cash flows from operations, including current cash-on-hand of $17.4 million, its access to a $2.0 million unused line of credit, and certain operating leases should be adequate to fund its business operations and commitments for the next 12 months. Mannatech believes most of its expenses are primarily variable in nature and, as a result, a reduction in its revenues would result in a reduction of future cash flow needs. However, if Mannatech’s existing capital resources or cash flows become insufficient to meet its current business plans and existing capital requirements, Mannatech would be required to raise additional funds, which may not be available on favorable terms, if at all.

Mannatech’s Board of Directors periodically reviews its dividend practices and plans to do so in 2003.

Existing commitments and contractual obligations include the following:

•	funding the remaining $0.6 million in payments related to the prior year resignations of former executives and funding $1.3 million of payments related to Robert M. Henry’s resignation in April 2003;
•	funding the remaining payments relating to the renewal of its annual premiums for its general and product liability insurance policies that are due in monthly installments;
•	funding the remaining non-compete payments to a former medical director of $75,000, payable in monthly installments of $25,000;
•	contingently having to fund an inventory purchase commitment with its supplier of Manapol®, which requires Mannatech and its manufacturer to collectively purchase $1.5 million of Manapol® through August 2003; and
•	funding various operating leases for building and equipment rental of $4.7 million through 2008.

In addition to Mannatech’s accounts payable and accrued expenses, Mannatech’s approximate future maturities of its existing contractual obligations and commitments are as follows:

	For the nine months ended December 31,	For the year ended December 31,
	2003	2004	2005	2006	2007	2008
	(in thousands)

Severance payments to former executives	$900	$563	$463	$—	$—	$—

Financing insurance premiums	33	—	—	—	—	—

Non-compete payments to a former medical director	75	—	—	—	—	—

Inventory purchase commitment	1,531	—	—	—	—	—

Minimum rental commitment related to noncancelable operating leases	1,177	1,120	916	792	303	350

Totals	$3,716	$1,683	$1,379	$792	$303	$350

Mannatech has no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities. Mannatech believes any unanticipated future changes in its operations could force it to consume available capital resources faster than anticipated. Mannatech also believes that its existing capital requirements depend on its ability to continue to distribute high-quality, proprietary products that attract and retain independent associates and members.

Off –Balance Sheet Arrangements. Mannatech does not utilize off-balance sheet financing arrangements and had no such arrangements as of March 31, 2003. Mannatech does finance the use of certain facilities and equipment under various operating lease agreements. As of March 31, 2003, the total future minimum lease payments under such arrangements totaled $4.7 million and are properly not reflected in our consolidated balance sheets.

Recent Accounting Pronouncements

SFAS 143. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations.” SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the related asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset and amortized over the life of the lease. On January 1, 2003, Mannatech adopted SFAS 143, which resulted in an increase in its leasehold improvements and long-term liabilities of $253,000 for the estimated restoration costs of its Japanese leased facilities. The cumulative affect of this adjustment was insignificant.

FIN 45. In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 is applicable to guarantees issued or modified after December 31, 2002. FIN 45 expands the existing disclosure required for most guarantees, including loan guarantees such as standby letter of credit. FIN 45 also requires a company to recognize an initial liability for the fair market value of the obligations it assumes under that guarantee upon issuance and disclosure of certain information about the guarantee in its interim and annual financial statements. The adoption of this interpretation did not have a significant impact on Mannatech’s financial condition, results of operations, or cash flows.

FIN 46. In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 is effective for variable interest entities created after January 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of this interpretation did not have an impact on Mannatech’s financial condition, results of operations, or cash flows.

SFAS 149. In April 2003, FASB issued Statement of Financial Accounting Standard No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 “Accounting for Derivatives Instruments and Hedging Activities” and the related implementation guidance and is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. SFAS 149 clarifies the definition of a derivative and amends the financial accounting and reporting required for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In addition, SFAS 149 improves the financial reporting requirements by requiring a more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of this standard is not expected to have a significant impact on Mannatech’s financial condition, results of operations, or cash flows.

Outlook

Mannatech believes it is well positioned for the remainder of 2003 and believes its renewed growth and increase in net pack sales for the three months ended March 31, 2003 as compared to the comparable period in 2002, is a promising indication of its future product sales potential. In the second quarter of 2003, Mannatech will record a severance charge of approximately $1.3 million related to the resignation of Robert M. Henry, its former Chief Executive Officer. In addition, Mannatech expects to record an additional $0.9 million in the second quarter of 2003 and $0.6 million in the third quarter that related to its recently announced travel incentive program for it associates.

Forward-Looking Statements

Certain disclosure and analysis included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” “Other Information,” “Notes to Consolidated Financial Statements”, and elsewhere in this report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, and are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements, other than statements of historical fact, are considered forward-looking statements and reflect the current view of Mannatech about future events and its financial performance. These forward-looking statements are subject to certain events, risks, and uncertainties that may be outside Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	existing capital resources, cash flows, and the line of credit being adequate to fund Mannatech’s future cash needs;
•	management’s plans and objectives for Mannatech’s future operations;
•	the realization of deferred tax assets;
•	the expected future cash flows of Mannatech’s assets exceeding the net book value of such assets;
•	the impact of market changes due to Mannatech’s exposure to foreign currency translations;
•	the future impact of Mannatech’s international operations accounting for an increasing percentage of its consolidated net sales;
•	the impact of Mannatech’s product development strategy;
•	Mannatech’s ability to offer innovative incentives in the future;
•	Mannatech’s new global career and compensation plan rewarding its associates more quickly;
•	no significant impact on Mannatech’s financial condition, changes in financial conditions, results of operations or cash flows by recent accounting pronouncements;
•	the outcome of regulatory and litigation matters; and
•	the establishment of certain policies, procedures, and internal processes to combat exposure to market risk.

Actual results and developments could materially differ from those expressed in, or implied by, such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;
•	future manufacturing costs remaining unchanged;
•	the impact of any existing or future changes to Mannatech’s global career and compensation plan;
•	the retention and expansion of Mannatech’s independent associate and member base;
•	timely development and acceptance of new products or refinements of existing products;
•	the markets for Mannatech’s domestic and international operations;
•	the global statutory tax rates remaining unchanged;
•	the impact of new competition and competitive products and pricing;
•	the political, social and economic climate in which Mannatech conducts its operations; and
•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

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

Mannatech is exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect Mannatech’s financial results. Changes in exchange rates could positively or negatively affect its financial results, as expressed in United States dollars. When the United States dollar strengthens against currencies in which products are sold or weakens against currencies in which Mannatech incurs costs, net sales or costs could be adversely affected.

Mannatech has established policies, procedures, and internal processes that it believes help monitor any significant market risk. Mannatech currently does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations, and projected transactions denominated in foreign currencies. Mannatech cautions that it cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial condition, results of operations, or cash flows. However, to combat such risk, Mannatech closely monitors current fluctuations for exposure to such market risk. The foreign currencies in which Mannatech currently has exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, and New Zealand. The low and high currency exchange rates to the United States dollar, for each of these countries, for the three months ended March 31, 2003 are as follows:

Country/Currency	Low	High
Australia/Dollar	$0.56150	$0.61680
Canadian/Dollar	$0.63370	$0.68390
Japan/Yen	$0.00823	$0.00856
New Zealand/Dollar	$0.52290	$0.56730
United Kingdom/British Pound	$1.56290	$1.65430

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In February 2003, the Australian Therapeutic Goods Administration, or the TGA, notified Mannatech that it was the subject of an investigation. In March 2003, Mannatech was further notified that the allegations by the TGA related to four separate incidents over the period from November 2002 through March 2003. The notification by the TGA alleged that Mannatech and/or its independent associates made certain claims or representations in Australia relating to Mannatech’s products that either breached the Therapeutic Goods Advertising Code or resulted in violations of the Therapeutic Goods Act 1989. As a result, Mannatech has taken certain corrective actions, including initiating investigative compliance complaint procedures against certain of its independent associates alleged to have breached Mannatech’s associates’ policies and procedures. Although the TGA has not taken any formal enforcement action against Mannatech, the TGA could initiate certain enforcement actions including prosecution of Mannatech and/or its independent associates and/or canceling the listing of some or all of Mannatech’s products that are currently listed under the Australia Register of Therapeutic Goods. If the TGA prosecutes Mannatech or cancels the listing of some or all of its products in Australia it could have an adverse effect on Mannatech’s business, financial condition, results of operations, and liquidity.

There have been no other material changes in, or additions to, the legal proceedings previously reported in Mannatech’s Annual Report on Form 10-K (File No. 000-24657) for 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On April 28, 2003, Mannatech promoted Jeffrey Bourgoyne from Vice President of Operations to Senior Vice President of Supply Chain and Associate Care. Mr. Bourgoyne will oversee the majority of the day-to-day operations excluding accounting, legal, information technology, sales, and marketing.

On May 6, 2003, Mannatech hired Steven Lemme as its new Senior Vice President of Sales. Mr. Lemme has vast experience in international sales, manufacturing, distribution and finance and earned a Bachelor of Arts degree in biology/chemistry from Lawrence University in Appleton, Wisconsin and a Master of Business Administration from Keller Graduate School of Management in Chicago, Illinois. Mr. Lemme has been an independent associate since 1996 and periodically speaks at Mannatech’s corporate-sponsored events.

Since its initial public offering, Mannatech’s common stock has traded on the NASDAQ National Market under the symbol “MTEX.” Corporate filings can be viewed on Mannatech’s corporate website at www.mannatech.com, or by contacting investors’ relations at IR@mannatech.com or calling 972-471-6512.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

3.1

Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2

Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1

Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1

Agreement dated April 15, 2003, entered into between Mannatech and Mr. Robert M. Henry, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 00024657) filed with the Commission on April 17, 2003.

10.2*	Revolving Promissory Note and Security Agreement – Pledge dated March 15, 2003, entered into between Mannatech and JP Morgan Chase Bank.

99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

99.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herein

(b)	Reports on Form 8-K.

On April 17, 2003, Mannatech filed a Form 8-K (File No. 000-24657) disclosing that Samuel L. Caster was appointed as its new Chief Executive and Officer and that Robert M. Henry resigned from Mannatech as its Chief Executive Officer and as a Board Director. As a result of his resignation, Mannatech entered into a Separation Agreement with Mr. Henry.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNATECH, INCORPORATED

May 15, 2003	/S/ SAMUEL L. CASTER
Samuel L. Caster Chief Executive Officer and Chairman of the Board (principal executive officer)

May 15, 2003	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher Senior Vice President and Chief Financial Officer (principal financial officer)

Certification of

Chief Executive Officer

of Mannatech, Incorporated

This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-Q (the “Form 10-Q”) for the quarter ended March 31, 2003 of Mannatech, Incorporated, (the “Registrant”).

I, Samuel L. Caster, the Chief Executive Officer of the Registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mannatech, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

  /s/ Samuel L. Caster

Samuel L. Caster

Chief Executive Officer

Certification of

Chief Financial Officer

of Mannatech, Incorporated

This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-Q (the “Form 10-Q”) for the quarter ended March 31, 2003 of Mannatech, Incorporated, (the “Registrant”).

I, Stephen D. Fenstermacher, the Chief Financial Officer of the Registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mannatech, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

  /s/ Stephen D. Fenstermacher

Stephen D. Fenstermacher

Chief Financial Officer

INDEX TO EXHIBITS

3.1

Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2

Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1

Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1

Agreement dated April 15, 2003, entered into between Mannatech and Mr. Robert M. Henry, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 00024657) filed with the Commission on April 17, 2003.

10.2*	Revolving Promissory Note and Security Agreement – Pledge dated March 15, 2003, entered into between Mannatech and JP Morgan Chase Bank.

99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

99.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herein