Form 10-Q
period 2003-06-30
MANNATECH INC
filed 2003-08-14
CIK 1056358

2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐.

As of August 8, 2003, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share was 25,644,521.

Mannatech, Incorporated

Since its initial public offering, Mannatech’s common stock has traded on the NASDAQ National Market under the symbol “MTEX.” Corporate filings can be viewed on Mannatech’s corporate website at www.mannatech.com or by contacting Mannatech’s investors’ relations department at IR@mannatech.com or calling 972-471-6512.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2002	June 30, 2003
		(Unaudited)
ASSETS
Cash and cash equivalents	$17,693	$12,651
Short-term investments	—	1,989
Restricted cash	—	2,123
Accounts receivable	632	519
Income tax receivable	307	307
Current portion of notes receivable from shareholders, net of allowance of $31 in 2002 and 2003	143	56
Inventories	5,515	5,975
Prepaid expenses and other current assets	759	1,003
Deferred tax assets	1,013	1,018

Total current assets	26,062	25,641
Property and equipment, net	7,467	6,327
Notes receivable from shareholders, excluding current portion	247	146
Long-term investments	—	10,000
Other assets	1,040	1,112

Total assets	$34,816	$43,226

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current portion of capital leases and notes payable	$136	$8
Accounts payable	1,846	1,401
Accrued expenses	13,739	17,972
Current portion of accrued severance related to former executives	810	820

Total current liabilities	16,531	20,201
Capital leases and notes payable, excluding current portion	8	4
Accrued severance, related to former executives, excluding current portion	150	542
Deferred tax liabilities	77	83
Other long-term liabilities	—	247

Total liabilities	16,766	21,077

Commitments and contingencies (Note 5)	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 25,162,541 shares issued and 25,134,840 outstanding in 2002 and 25,285,174 shares issued and 25,257,473 outstanding in 2003.	3	3
Additional paid-in capital	18,168	19,680
Retained earnings	481	3,071
Accumulated other comprehensive loss—foreign currency translation adjustment	(502)	(505)

	18,150	22,249
Less treasury stock, at cost, 27,701 shares in 2002 and 2003	(100)	(100)

Total shareholders’ equity	18,050	22,149

Total liabilities and shareholders’ equity	$34,816	$43,226

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2003

(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Net sales	$35,395	$46,519	$68,320	$86,989
Cost of sales	5,943	7,397	11,846	14,094
Commissions and incentives	15,468	19,590	29,288	35,932

	21,411	26,987	41,134	50,026

Gross profit	13,984	19,532	27,186	36,963

Operating expenses:
Selling and administrative expenses	8,428	9,267	15,930	19,097
Other operating costs	5,420	7,162	9,957	12,886
Severance expenses	—	1,417	—	1,417

Total operating expenses	13,848	17,846	25,887	33,400

Income from operations	136	1,686	1,299	3,563

Interest income	71	58	145	134
Interest expense	(6)	(2)	(12)	(4)
Other income (expense), net	67	(104)	50	8

Income before income taxes	268	1,638	1,482	3,701
Income taxes	(40)	(467)	(659)	(1,111)

Net income	$228	$1,171	$823	$2,590

Earnings per common share:
Basic	$0.01	$0.05	$0.03	$0.10

Diluted	$0.01	$0.04	$0.03	$0.10

Weighted-average common shares outstanding:
Basic	25,135	25,179	25,135	25,156

Diluted	25,360	26,526	25,327	26,618

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003

(in thousands)

	Six months ended June 30,
	2002	2003
Cash flows from operating activities:
Net income	$823	$2,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,031	1,732
Provision for doubtful accounts	31	—
Loss on disposal of assets	3	11
Accounting charge related to stock options and warrants granted	(4)	1,387
Tax effect of exercising stock options	—	(116)
Deferred income taxes	1	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(380)	109
(Increase) decrease in inventories	3,125	(468)
(Increase) decrease in prepaid expenses and other current assets	268	(245)
(Increase) decrease in other assets	36	(74)
Increase (decrease) in accounts payable	4	(445)
Increase in accrued expenses	531	4,245
Increase (decrease) in accrued severance to former executives	(1,523)	402

Net cash provided by operating activities	4,946	9,129

Cash flows from investing activities:
Acquisition of property and equipment	(677)	(360)
Purchase of investments	—	(11,989)
Repayments by shareholders/related parties	44	188
Increase in restricted cash	(345)	(2,123)

Net cash used in investing activities	(978)	(14,284)

Cash flows from financing activities:
Proceeds from exercising of stock options	—	241
Repayment of capital lease obligations	(21)	(3)
Repayment of notes payable	(167)	(129)

Net cash provided by (used in) financing activities	(188)	109

Effect of exchange rate changes on cash and cash equivalents	(1)	4

Net increase (decrease) in cash and cash equivalents	3,779	(5,042)
Cash and cash equivalents:
Beginning of the period	9,926	17,693

End of the period	$13,705	$12,651

Supplemental disclosure of cash flow information:
Interest paid	$12	$2

Taxes paid	$1,695	$242

Summary of non-cash investing and financing activities follows:
Assets acquired through a capital lease	$25	$—

Asset retirement obligations related to operating leases	$—	$253

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the state of Texas on November 4, 1993 and is located in Coppell, Texas. The Company develops and sells high-quality, proprietary nutritional supplements, topical products, and weight-management products primarily through a network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the primary purpose of personal consumption and selling to retail customers, and members (“members”) purchase the Company’s products at a discount from published retail prices. Independent associates are eligible to earn commissions and incentives on their downline growth and sales volume. The Company has three wholly-owned subsidiaries operating throughout the world. The wholly-owned subsidiaries are as follows:

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began
Mannatech Australia Pty Limited	April 1998	St. Leonards, Australia	October 1998
Mannatech Ltd.	November 1998	Aldermaston, Berkshire U.K.	November 1999
Mannatech Japan, Inc.	January 2000	Tokyo, Japan	June 2000

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the Company’s consolidated financial information as of, and for, the periods presented. The consolidated results of operations of an interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenues are primarily derived from sales of products, sales of starter and renewal packs, and shipping fees. Substantially all product sales are sold to associates at published wholesale prices and to members at discounted published retail prices. The Company also records a sales return reserve for expected sales refunds based on historical experience.

The Company defers a portion of its pack sales and recognizes it over twelve months related to its one-year magazine subscription offered in certain packs. The Company also defers a portion of its pack revenue because the purchase of a pack gives an associate the rights and privileges of being an associate for one year. After one year, associates are required to renew their associate status on an annual basis. The Company separates the components of its pack sales and accounts for each component separately based on its estimated fair value and records pack revenue in excess of the total average wholesale value of each individual component of the pack as a service fee and amortizes this service fee over twelve months. Finally, the Company defers all of its revenues until its customers receive their shipments. Total deferred revenue for the Company was $1.1 million and $1.9 million at December 31, 2002 and June 30, 2003, respectively.

Shipping and Handling Costs

The Company records freight and shipping revenues collected from associates and members as revenue. The Company records shipping and handling costs associated with shipping products to its associates and members as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $1.7 million for the three months ended June 30, 2002, $2.2 million for the three months ended June 30, 2003, $3.4 million for the six months ended June 30, 2002 and $4.4 million for the six months ended June 30, 2003.

Accounting for Stock-Based Compensation

Periodically, the Company issues stock options to both employees and nonemployees. For stock-based compensation issued to nonemployees, the Company follows Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation.” Under SFAS 123, stock-based compensation to nonemployees is measured by the fair value at the date of grant. The Company grants stock options to nonemployees for terms no longer than ten years and the stock options generally vest over three years.

For stock-based compensation issued to employees and members of the Board of Directors, the Company elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Under the recognition and measurement principles of APB 25, no compensation expense is recognized unless the market price of the stock option exceeds the exercise price on the date of grant. Stock options granted to employees and members of the Board of Directors are nontransferable and are granted for terms no longer than ten years at an exercise price that may not be less than 100% of the fair value of the Company’s common stock on the date of grant. Stock options generally vest over three years for employees and members of the Board of Directors.

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

	For the three-months ended June 30,		For the six-months ended June 30,
	2002	2003	2002	2003
Consolidated net income, as reported	$228	$1,171	$823	$2,590
Add (Subtract): Stock-based employee compensation expense included in reported net income, net of related tax effect	7	706	(2)	722
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(390)	(433)	(694)	(644)

Pro forma net income (loss)	($155)	$1,444	$127	$3,248

Basic Earnings Per Share:
As reported	$0.01	$0.05	$0.03	$0.10

Pro forma	($0.01)	$0.01	$0.06	$0.11

Diluted Earnings Per Share:
As reported	$0.01	$0.04	$0.03	$0.10

Pro forma	($0.01)	$0.01	$0.05	$0.10

Earnings Per Share

Basic earnings per share (“EPS”) calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period. The Company’s closing prices of $2.50 and $7.50 per share at June 30, 2002 and 2003, respectively, were used to calculate the dilution of stock options and warrants in the EPS calculation.

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended June 30, 2002 and 2003. At June 30, 2002, 1,471,500 common stock options and 100,000 warrants were excluded from the diluted EPS calculation and at June 30, 2003, 671,500 of the common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except for per share amounts.

	For the three months ended June 30,			For the three months ended June 30,
	2002			2003
	Income (Numerator)	Shares (Denominator)	Per share amount	Income (Numerator)	Shares (Denominator)	Per share amount
Basic EPS:
Net income available to common shareholders	$228	25,135	$0.01	$1,171	25,179	$0.05
Effect of dilutive securities:
Stock options	—	206	—	—	1,265	0.01
Warrants	—	19	—	—	82	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$228	25,360	$0.01	$1,171	26,526	$0.04

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the six months ended June 30, 2002 and 2003. At June 30, 2002, 1,471,500 common stock options and 100,000 warrants were excluded from the diluted EPS calculation and at June 30, 2003, 671,500 of the common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except for per share amounts.

	For the six months ended June 30,			For the six months ended June 30,
	2002			2003
	Income (Numerator)	Shares (Denominator)	Per share amount	Income (Numerator)	Shares (Denominator)	Per share amount
Basic EPS:
Net income available to common shareholders	$823	25,135	$0.03	$2,590	25,156	$0.10
Effect of dilutive securities:
Stock options	—	176	—	—	1,374	—
Warrants	—	16	—	—	88	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$823	25,327	$0.03	$2,590	26,618	$0.10

NOTE  2 INVESTMENTS

The Company accounts for investments in accordance with the provisions of Statements of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Under SFAS 115, debt securities that have readily determinable fair values are classified in three categories: held-to-maturity, trading securities, and available-for-sale. The Company’s investments are classified as available-for-sale and are recorded at fair value, which is determined based on quoted market prices with unrealized gains and losses included in shareholders’ equity, net of tax. At June 30, 2003, the quoted market price approximated the amortized cost. Any realized gains and losses on sales of securities are included in other income (expense), net in the accompanying statements of operations.

At June 30, 2003, short-term investments consisted of an obligation of the Federal National Mortgage Association of $2.0 million, which matures in November 2003. At June 30, 2003, the Company also had five long-term investments, of which two long-term investments, totaling $4.0 million mature within five years and consisted of obligations of the Federal Home Loan Bank. At June 30, 2003, the three remaining long-term investments, totaling $6.0 million mature in twelve to thirty years and consisted of two corporate asset-based obligations and an obligation of a state regulated utility company. Information relating to these investments are as follows:

Matures	Amortized cost	Gross unrealized gain/(loss)	Fair value
	(in thousands)
0-1 year	$1,989	$—	$1,989
1-5 years	4,000	—	4,000
5+ years	6,000	—	6,000

	$11,989	$—	$11,989

NOTE  3 INVENTORIES

At December 31, 2002 and June 30, 2003, inventories consisted of the following:

	2002	2003
	(in thousands)
Raw materials	$1,481	$1,435
Finished goods, less inventory reserves of $124 in 2002 and $103 in 2003	4,034	4,540

	$5,515	$5,975

NOTE  4 COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period related to transactions and other events and circumstances from nonowner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income includes foreign currency translation adjustments and unrealized gains and losses from investments classified as available-for-sale. At June 30, 2003, there was no unrealized gains and losses associated with its investments. Comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(in thousands)
Net income	$228	$1,171	$823	$2,590
Foreign currency translation adjustment	146	(42)	89	(3)

Comprehensive income	$374	$1,129	$912	$2,587

NOTE  5 COMMITMENTS AND CONTINGENCIES

Leases and a line of credit

In 2002, the Company began leasing approximately $0.3 million of computer hardware under a noncancelable master-operating lease. The master-operating lease contains seven separate three-year operating leases that expire at various times through October 2005. The master-operating lease requires the Company to restrict cash of $345,000 as collateral for the life of the lease. In April 2003, the Company obtained another three year master-operating lease to begin leasing additional computer hardware in an amount up to $0.8 million. As of June 30, 2003, the Company had leased approximately $0.2 million related to this master operating lease.

In March 2003, the Company entered into a one-year, $2.0 million line of credit with one of its primary banking institutions, J.P. Morgan/Chase Bank. Through August 1, 2003, the Company had not drawn on its line of credit. The line of credit agreement does not contain any financial covenants or any commitment fees; however, the Company is required to restrict $2.1 million of its cash as collateral for the line of credit.

Purchase commitment

Since 1994, the Company has maintained a purchase commitment with one of its suppliers to purchase Manapol®, a raw material found in a majority of the Company’s products. In May 2002, the Company modified its inventory purchase commitment to reduce the required monthly commitment and extend the terms of the agreement through August 31, 2003. In February 2003, the Company entered into an agreement related to this purchase agreement with its supplier to include raw material purchases from its manufacturers as part of its required monthly commitment. Under the terms of this amended inventory purchase commitment, the Company and its manufacturers are required to purchase approximately $0.6 million of raw materials through August 31, 2003. The Company is currently negotiating with this supplier to renew its purchase commitment with substantially the same terms.

Separation agreements

On April 15, 2003, Robert M. Henry resigned from the Company as its Chief Executive Officer and as a member of the Board of Directors, and the Company entered into a Separation Agreement with Mr. Henry. Under the terms of the Separation Agreement and as a result of the termination of Mr. Henry’s employment agreement, which would have expired on December 31, 2004, the Company is required to pay Mr. Henry approximately $1.3 million, of which $0.9 million remains unpaid at June 30, 2003. Of the remaining $0.9 million, approximately $0.2 million will be paid during the remainder of 2003, $0.4 million in 2004, and $0.3 million in 2005. The severance payments primarily relate to the Company’s contractual obligations related to Mr. Henry’s terminated employment agreement, outplacement fees, attorney fees, relocation fees, health and life insurance, and title to his leased vehicle. In addition, the Company extended the term of Mr. Henry’s 266,667 vested stock options to the earlier of ten years from the original date of grant or one year after Mr. Henry’s death and recorded a $0.6 million non-cash compensation charge. In addition, pursuant to the Separation Agreement, Mr. Henry agreed to provide certain consulting services to the Company through December 31, 2005 and is prohibited from being affiliated with another dietary supplement network-marketing company that specializes in products that are glyconutritional or aloe-based for a specified period.

Non-compete and confidentiality agreement

In July 2002, the Company entered into a Non-Compete and Confidentiality Agreement with Dr. H. Reginald McDaniel, a former medical director, who resigned from the Company in June 2002. Under the terms of the Non-Compete and Confidentiality Agreement, the Company agreed to pay Dr. McDaniel $25,000 a month for one year, as consideration for his continued compliance with the non-compete clause of this agreement. In July 2003, the Company extended the term of the Non-Compete and Confidentiality Agreement for an additional year and agreed to continue to pay Dr. McDaniel $25,000 a month through June 2004, related to this agreement.

Consulting and royalty agreements

In June 2003, the Company modified its two-year Consulting and Lockup Agreement with Mr. J. Stanley Fredrick who provides advice and performs various functions for the Company’s Board of Directors. Under the terms of the original agreement dated October 1, 2001, the Company agreed to pay Mr. Fredrick $185,000 per year and the agreement automatically renews annually unless thirty-day written notice is given to all parties. In addition, Mr. Fredrick is prohibited from selling his Company shares while this agreement is in effect. The modification of this agreement increased Mr. Fredrick’s annual payment from $185,000 to $285,000 annually.

The Company maintains a royalty agreement with Jett, a high level associate and 4.8% shareholder, whereby the Company agreed to pay him $5.00 for each specific training material and sales aid that is developed by him and sold by the Company, up to a maximum of $1.6 million. At June 30, 2003, the Company paid Jett accumulated royalties associated with this agreement of $0.3 million.

On August 7, 2003, the Company entered into a new two-year Employment Agreement and a separate ten-year Royalty Agreement with Dr. Bill H. McAnalley, its Chief Science Officer. Under the terms of the Employment Agreement, the Company agreed to pay Dr. McAnalley a specified annual salary and the greater of his annual royalty payments or an annual executive bonus. Either party may cancel the Employment Agreement; however, if the Company cancels without cause, the Company would be required to pay Dr. McAnalley’s minimum salary for either the remaining duration of the employment agreement or for twelve-months, whichever is longer. Under the terms of his Royalty Agreement the Company is required to pay Dr. McAnalley’s royalties through 2015, which are based on increased product sales volume from certain products sold.

NOTE  6 RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 143. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations.” SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the related asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset and to be amortized over the life of the lease. On January 1, 2003, the Company adopted SFAS 143, which resulted in an increase in its leasehold improvements and long-term liabilities of $253,000 for the estimated restoration costs of its Japanese leased facilities. The Company considers the cumulative effect of this adjustment to be insignificant.

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

SFAS 149. In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 “Accounting for Derivatives Instruments and Hedging Activities” and the related implementation guidance and is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. SFAS 149 clarifies the definition of a derivative and amends the financial accounting and reporting required for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In addition, SFAS 149 improves the financial reporting requirements by requiring a more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of SFAS 149 did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

SFAS 150. In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 broadens the definition of financial instruments and establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also requires that an issuer classify a financial instrument that is within its scope as a liability or as an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of any change in accounting principle at the beginning of the period adopted. The adoption of SFAS 150 is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

NOTE  7 SEGMENT INFORMATION

The Company aggregates its operating segments because it believes it operates as a single reportable segment as a seller of nutritional supplements in six different countries. The Company’s management reviews its financial information by country and concentrates on its internal reporting and analysis of revenues on pack sales and product sales. The Company sells its products through its associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells primarily the same products and possesses similar economic characteristics such as similar gross margins. No single associate accounted for more than 10% of total sales for the three or six months ended June 30, 2002 and 2003, respectively. Net sales by country are as follows:

Six months ended June 30,	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
	(in millions)
2003	$59.6	$8.1	$6.0	$1.6	$8.6	$3.1	$87.0
2002	$52.8	$8.0	$3.2	$0.7	$3.6	$—	$68.3

A summary of the Company’s pack and product sales are as follows:

	For the six-months ended June 30,
	2003	2002
	(in millions)
Product sales	$65.1	$50.9
Pack sales	18.3	14.7
Other, including freight	3.6	2.7

Total net sales	$87.0	$68.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s financial position and its results of operations for the three and six months ended June 30, 2003 compared to the same period in 2002. The Consolidated Financial Statements and related notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report, and in the Consolidated Financial Statements and related notes includes Mannatech and all of its subsidiaries on a consolidated basis and are rounded to the nearest thousand or million.

Overview and Critical Accounting Policies and Estimates

For nearly a decade, Mannatech has developed innovative, high-quality, proprietary nutritional supplements, topical products, and weight-management products that are sold through a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. New Zealand began operations on June 10, 2002 and is serviced by Mannatech’s Australian subsidiary. Mannatech operates as a single segment and primarily sells its products through a network of approximately 226,000 independent associates and members who have purchased Mannatech’s products within the last twelve-months.

For a complete review of Mannatech’s critical accounting policies and new accounting pronouncements that may impact Mannatech’s operations, refer to Mannatech’s Annual Report on Form 10-K for the year ended December 31, 2002. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech identified certain policies that are important to the portrayal of its consolidated financial condition and consolidated results of operations. These policies require the application of significant judgment by Mannatech’s management. Mannatech periodically analyzes the need for certain estimates, including the need for such items as inventory reserves, impairment of long-lived assets, tax valuation allowances, provisions for doubtful accounts, revenue recognition, sales returns, contingencies and litigation, and bases any estimates needed on Mannatech’s historical experience, industry standards, and various other assumptions that may be reasonable under the circumstances. Mannatech cautions its readers that actual results could differ from its estimates under different assumptions or conditions. If circumstances change, the various assumptions or conditions used in such estimates Mannatech could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. Mannatech’s critical accounting policies, at June 30, 2003, include the following:

•	Inventory carrying value is reviewed and compared to the market value of inventory and any inventory value in excess of fair market value is written down. In addition, Mannatech reviews its inventory for obsolescence and any inventory identified as obsolete is written off. Mannatech’s determination of obsolescence is based on assumptions about demand for its products, product expiration dates, estimated future sales, and management’s future plans. If actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. Inventory value at June 30, 2003 was $6.0 million and includes an inventory reserve of $0.1 million.

•	Property and equipment book value is reviewed for impairment whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. Mannatech’s impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated carrying value. Mannatech believes the expected future cash flows approximate or exceed its net book value; however, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), Mannatech would have to recognize an impairment loss to the extent the net book value of an asset exceeds its fair value. At June 30, 2003, the net book value of Mannatech’s property and equipment was $6.3 million.

•	Mannatech evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. If Mannatech is unable to realize the expected future benefits of its deferred tax assets, it would be required to provide an additional valuation allowance. As of June 30, 2003, Mannatech recorded deferred tax assets of $1.0 million, which includes a valuation allowance of $2.4 million, related to net operating losses in Japan.

•	Mannatech defers all of its revenue until its customers receive their shipments. Mannatech also defers a portion of its revenue for twelve months, from the sale of its starter and renewal packs, which contain a one-year magazine subscription. Mannatech also defers total revenue of each pack that exceeds the total average wholesale value of all individual components included in such packs. Mannatech amortizes such deferrals over twelve months. In the future, Mannatech may change the contents of its packs or its shipping methods, and as a result may have to defer additional revenue and/or recognize the deferred revenue over an extended period of time.

•	Mannatech capitalizes salaries and consulting fees related to the development of certain qualifying internally-developed software applications including: GlycoScience.com, a scientific web database; Enterprise System, a sales and commission database; and Success Tracker™, a web-based training and marketing tool for its independent associates. Mannatech amortizes such qualifying costs over the estimated useful life of the software application, which is either three or five years. If accounting standards change or if the capitalized software becomes obsolete, Mannatech may be required to write off its capitalized software or accelerate its amortization period. As of June 30, 2003, Mannatech’s capitalized software had a remaining net book value of $0.6 million.

General Summary

Mannatech aggregates its operating segments because it believes it operates as a single reportable segment as a seller of nutritional supplements in six different countries. Mannatech’s management reviews its financial information by country and concentrates its internal reporting and analysis on pack sales and product sales. Mannatech sells its products through associates and distributes its products through similar distribution channels in each country. Each of Mannatech’s operations sells primarily the same products and possesses similar economic characteristics such as similar gross margins.

Mannatech primarily derives its revenues from sales of its products, sales of its starter and renewal packs, and from shipping fees. Substantially all product sales are sold to independent associates at published wholesale prices or sold to members at discounted published retail prices. Mannatech believes the vast majority of its product sales are for personal consumption; however, Mannatech does not distinguish its personal consumption sales from any other sales because it has no involvement in its products after delivery to its customers, other than usual and customary product returns.

Mannatech periodically changes its starter and renewal packs to meet the current market demands. Each starter and renewal pack includes some combination of Mannatech’s latest products and promotional materials. Mannatech tries to offer comparable packs in each country in which it does business; however, because each country has different regulatory guidelines, not all of Mannatech’s packs can be offered in all countries. Consolidated net sales by country are as follows:

Net Sales as a Percentage of Consolidated Net Sales

Three months ended June 30,	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
2003	68.2%	9.0%	7.3%	2.2%	9.9%	3.4%	100.00%
2002	77.2%	10.7%	5.6%	1.1%	5.4%	—%	100.00%

Six months ended June 30,	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
2003	68.5%	9.3%	6.9%	1.8%	9.9%	3.6%	100.00%
2002	77.3%	11.7%	4.7%	1.0%	5.3%	—%	100.00%

Net Sales in Dollars

Three months ended June 30,	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
	(in millions)
2003	$31.7	$4.2	$3.4	$1.0	$4.6	$1.6	$46.5
2002	$27.3	$3.8	$2.0	$0.4	$1.9	$—	$35.4

Six months ended June 30,	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
	(in millions)
2003	$59.6	$8.1	$6.0	$1.6	$8.6	$3.1	$87.0
2002	$52.8	$8.0	$3.2	$0.7	$3.6	$—	$68.3

For the six months ended June 30, 2003, Mannatech’s foreign operations accounted for 31.5% of consolidated net sales, whereas in the same period in 2002, Mannatech’s foreign operations accounted for only 22.7% of consolidated net sales. Mannatech is considering plans to accelerate its planned international expansion into South Korea and Taiwan from 2005 to the second half of 2004. Mannatech has also contracted with John Robert to act as Mannatech’s principal consultant for its Canadian Operations, which Mannatech believes will help stimulate its Canadian sales. Mannatech believes the increase in its overall consolidated net sales is largely attributable to the following:

•	an increase in pack sales during 2002 and 2003 due to the introduction of its travel incentive programs;

•	launching its revamped global associate career and compensation plan; and

•	initiating effective personnel changes in its international operations.

For the second quarter of 2003, quarterly pack sales were $10.2 million as compared to $8.0 million for the second quarter of 2002. For the second quarter of 2003, Mannatech signed up 33,000 new independent associates and members, which brought the total new associates and members who signed up within the twelve months ended June 30, 2003 to 104,000. For the second quarter of 2002, Mannatech signed up 21,000 new independent associates and members, which brought the total new associates and members who signed up within the twelve months ended June 30, 2002 to 73,000.

Mannatech believes its travel incentive program is designed to increase the number of associates and is used as a motivational vehicle for retaining associates and members. The travel incentive usually has a qualification period of between four- to seven-months, in which an associate qualifies for the travel incentive by earning points primarily on the sales of certain high dollar packs and by obtaining the necessary group point volume growth requirements. Under the travel incentive program, an associate is also required to maintain their associate position and cannot subsequently return any qualifying packs or products, except to subsequently exchange for like-kind of products and packs. Mannatech believes this travel incentive program has been instrumental in increasing its associates as demonstrated by the 24.5% increase in pack sales for the six months ended June 30, 2003 compared to the comparable period in 2002. The number of new independent associates and members and the number of independent associates and members who purchased Mannatech’s products within the last twelve months are as follows:

	For the twelve months ended December 31,		For the twelve months ended June 30,
Associates and Members	2002		2002		2003
New	83,000	41.5%	73,000	38.8%	104,000	46.0%
Continuing	117,000	58.5%	115,000	61.2%	122,000	54.0%

Total	200,000	100.0%	188,000	100.0%	226,000	100.0%

For the remainder of 2003, Mannatech plans to continue to concentrate on increasing its net sales. Mannatech believes increasing net sales is primarily dependant upon the following factors:

•	continuing its product development strategy, including its plan to launch a new antioxidant product in August 2003;

•	continuing its plans to expand into South Korea and Taiwan, which Mannatech is considering accelerating from 2005 to the second half of 2004:

•	continuing to monitor and refine its global associate career and compensation plan; and

•	increasing the number of independent associates and members who routinely purchase products.

Mannatech’s product development strategy focuses on three primary areas, which are as follows:

•	working to ensure certain of its products are available in all countries in which Mannatech does business;

•	continuing to develop new products that either complement its existing products or create a new demand for its products; and

•	continuing to monitor and modify its existing product formulas to ensure high quality and economies of scale.

Cost of sales consists of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s independent associates, and occasional write-offs of inventories. The sales mix directly affects cost of sales and gross profit, as products have a higher margin than packs. The sales mix can be influenced by changes in Mannatech’s commission and incentive programs, introduction or discontinuation of certain promotional activities, changes in consumer demand, changes in competitors’ products, changes in economic conditions, and announcements of new scientific studies and breakthroughs.

Commissions and incentives paid to Mannatech’s independent associates are considered Mannatech’s most important and most significant expense and are based on commissionable net sales. Commissionable net sales are defined as total product and pack sales. Mannatech designs its commissions and incentives to motivate its independent associates and financially reward them for their efforts. Mannatech’s commission and incentive program is designed to pay commissions and incentives to independent associates for their global downline activities. The program allows existing and new independent associates to build their individual global networks by expanding their existing downlines into newly-formed international markets rather than requiring independent associates to establish new downlines to qualify for commissions and incentives within each new country. Periodically, Mannatech offers new travel incentives and contests, which are designed to stimulate both pack and product sales. In the first quarter of 2003, Mannatech launched a travel incentive for its independent associates, called “Sun and Salsa in 2003”. The travel incentive allows independent associates achieving certain sales levels by August 15, 2003, to qualify for a trip for two to Cancun, Mexico, plus a chance to win $5,000 in cash for additional achievements. The 2003 travel incentive is estimated to have 600 winners and is estimated to cost Mannatech approximately $1.8 million, of which Mannatech has accrued $1.2 million as of June 30, 2003.

After two years of research and development, Mannatech launched its newly revamped global associate career and compensation plan on September 14, 2002. Overall, the plan eliminated the binary commission structure paid only in the United States and Canada and changed certain qualifying measurements for certain existing commission types in order to pay new associates faster. The plan also increased the payouts of certain commissions paid and introduced certain new commission and incentive payments. The plan further concentrates commission and incentive payments on pack and product sales, as well as helps rejuvenate network development. Mannatech generally pays commission and incentives to its independent associates based on the following:

•	an associate’s placement and position within the overall global plan;

•	the volume of an associate’s direct and indirect commissionable sales; and

•	an associate’s achievement of certain sales levels to qualify for various incentives/compensation programs.

Operating expenses have remained consistent and consist of selling and administrative expenses, other operating costs, non-cash variable accounting charges related to stock options and warrants, and severance charges to former executives. Selling and administrative expenses are a combination of both fixed and variable expenses and include salaries and benefits of employees, contract labor, shipping and freight, and marketing-related expenses, such as hosting Mannatech’s corporate-sponsored events. Other operating costs include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing-related expenses, and other miscellaneous operating expenses. Other operating costs also includes a $0.5 million non-cash charge relating to the quarterly charge for the variable accounting treatment related to certain stock options issued to Deanne Varner and Patrick Cobb and warrants issued to Anthony Canale, three former executives who resigned in 2001. The stock options and warrants were issued in 2001 to replace the stock options that would have expired with such executives resignation. The non-cash variable accounting charge is recorded as the quarterly change between the fair market price of the stock options and warrants. The significant increase in the quarterly charge for 2003 was the result of the increase in Mannatech’s stock price from $2.53 per share at March 31, 2003 to $7.50 per share, at June 30, 2003. In July 2003, a majority of the stock options issued to Deanne Varner and Patrick Cobb were exercised. In addition, Mannatech also recorded in other operating costs, a $0.6 million non-cash charge related to the extension of the term of Robert M. Henry’s 266,667 stock options from the earlier of ten years from date of termination or one year after his death, as set forth in his separation agreement. Finally, on April 15, 2003, Mannatech recorded a $1.3 million severance charge related to the resignation of Mr. Henry. The severance charge primarily relates to certain compensation due to Mr. Henry through 2005, in accordance with his Separation Agreement.

Income taxes include both domestic and foreign taxes. In 2002, Mannatech’s United States federal statutory tax rate was 34%. This rate is expected to remain the same for 2003. Mannatech expects to pay taxes in Australia and in the United Kingdom at a statutory rate of approximately 30%. Mannatech also expects to pay taxes in Japan at a statutory tax rate ranging between 42% and 48%. A portion of Mannatech’s income from its international operations is subject to taxation in the countries in which it operates. Although Mannatech may receive foreign tax credits that would reduce the amount of United States taxes owed, Mannatech may not be able to use all of its foreign tax credits in the United States. Mannatech may also incur net operating losses that may not be fully realizable. Mannatech records a valuation allowance for any expected net operating losses that are not likely to be fully realizable in the future.

Results of Operations

The following table summarizes Mannatech’s operating results as a percentage of net sales for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	16.8	15.9	17.3	16.2
Commissions and incentives	43.7	42.1	42.9	41.3

Gross profit	39.5	42.0	39.8	42.5
Operating expenses:
Selling and administrative expenses	23.8	19.9	23.3	22.0
Other operating costs	15.3	15.4	14.6	14.8
Severance expenses	—	3.1	—	1.6

Income from operations	0.4	3.6	1.9	4.1
Interest income	0.2	0.1	0.2	0.2
Interest expense	0.0	0.0	0.0	0.0
Other income (expense), net	0.2	(0.2)	0.1	0.0

Income before income taxes	0.8	3.5	2.2	4.3
Income taxes	(0.1)	(1.0)	(1.0)	(1.3)

Net income	0.7%	2.5%	1.2%	3.0%

Three months ended June 30, 2003 compared with the three months ended June 30, 2002

Net sales. Net sales increased 31.4%, or $11.1 million, to $46.5 million for the three months ended June 30, 2003 from $35.4 million for the comparable period in 2002. The increase in net sales consisted of the following:

	For the three months ended June 30,		Dollar change	Percentage change
	2002	2003
	(in millions)
Product sales	$26.1	$34.2	$8.1	31.0%
Pack sales	8.0	10.2	2.2	27.5
Other, including freight	1.3	2.1	0.8	61.5

Total net sales	$35.4	$46.5	$11.1	31.4%

The $8.1 million increase in product sales consisted of the following:

•	a $1.9 million increase related to the 4% product price increase in September 2002;

•	a $1.2 million increase from opening Mannatech’s New Zealand operations in June 2002; and

•	the remaining increase relates to an increase in the volume of products sold, related to the increase in the number of associates and members purchasing products.

The $2.2 million increase in pack sales consisted of the following:

•	A $2.4 million increase related to 33,000 new associates and members who joined Mannatech during the three months ended June 30, 2003 as compared to 21,000 associates and members that joined Mannatech during the three months ended June 30, 2002. Of the $2.4 million increase, $0.4 million related to the opening of Mannatech’s New Zealand operations. Mannatech believes the remaining $2.0 million increase was primarily the result of implementing its newly revamped global associates career and compensation plan and its travel and contests incentive programs.

•	This increase was partially offset by a ($0.2 million) decrease in the number of renewal packs sold. The decrease in the number of renewal packs sold related to revamping Mannatech’s global associate career and compensation plan in September 2002. The revamped plan allowed Mannatech’s lower-level associates to automatically renew their associate status without having to actually purchase a renewal pack. However, Mannatech continues to require higher level associates to purchase a pack to renew their status. The pack includes certain promotional and educational materials.

Other sales primarily include freight revenue charged to associates and members. The $0.8 million increase in other sales primarily consisted of a $0.6 million increase in freight revenue, which directly relates to the increase in the volume of products/packs sold.

Cost of sales. Cost of sales increased 25.4% to $7.4 million for the three months ended June 30, 2003 from $5.9 million for the comparable period in 2002. The dollar increase was the result of an increase in volume of products/packs sold. As a percentage of net sales, cost of sales decreased to 15.9% for the three months ended June 30, 2003 from 16.8% for the comparable period in 2002. The percentage decrease in cost of sales as a percentage of net sales was primarily due to the favorable impact from implementing the 4% sales price increase on products sold and the change in product/pack mix sold as a result of the increase in the number of associates. For the quarter ended June 30, 2003, the product mix shifted toward a larger increase in product sales, which have a higher margin than pack sales.

Commissions and incentives. Commissions and incentives increased 26.5% to $19.6 million for the three months ended June 30, 2003 from $15.5 million for the comparable period in 2002. The dollar increase was the result of an increase in the volume and the change in mix of commissionable net sales, an increase in the number of associates, a $0.5 million increase in incentives related to the travel incentive program, and revamping the global associate career and compensation plan for associates. As a percentage of net sales, commissions decreased to 42.1% for the three months ended June 30, 2003, from 43.7% for the comparable period in 2002. The decrease as a percentage of net sales was the result of the change in mix of commissionable net sales and launching the revamped global associate career and compensation plan.

Gross profit. Gross profit increased 39.3% to $19.5 million for the three months ended June 30, 2003 from $14.0 million for the comparable period in 2002. The dollar increase was the result of an increase in the volume and the change in mix of net sales. As a percentage of net sales, gross profit increased to 42.0% for the three months ended June 30, 2003 from 39.5% for the comparable period in 2002. The percentage increase was primarily attributable to the decrease in cost of sales and commissions due to the change in product/pack mix sold. This increase was partially offset by the increase in additional incentives paid to associates, due to the travel incentive program.

Selling and administrative expenses. Selling and administrative expenses increased 10.7% to $9.3 million for the three months ended June 30, 2003 from $8.4 million for the comparable period in 2002. As a percentage of net sales, selling and administrative expenses decreased to 19.9% for the three months ended June 30, 2003 from 23.8% for the comparable period in 2002, primarily due to Mannatech’s ability to hold fixed costs constant. The dollar increase was primarily due to the following:

•	a $0.8 million increase in payroll and payroll related expenses related to hiring additional personnel and increasing the annual executive bonus, which directly correlates to Mannatech’s profitability;

•	a $0.5 million increase in out-bound freight related to the increase in net sales;

•	a $0.6 million increase in variable marketing expenses related to the increase in net sales;

•	which increase was partially offset by a ($1.0 million) decrease in marketing expenses related to the timing of hosting Mannafest, which was held in March of 2003 as compared to April of 2002.

Other operating costs. Other operating costs increased 33.3% to $7.2 million for the three months ended June 30, 2003 from $5.4 million for the comparable period in 2002. As a percentage of net sales, other operating costs increased to 15.4% for the three months ended June 30, 2003 from 15.3% for the comparable period in 2002. The dollar increase was primarily due to the following:

•	a $0.2 million increase in international travel expenses related to personnel changes and revamping the global associate career and compensation plan;

•	a $0.5 million increase in variable operating expenses, including offsite storage, credit card fees, utilities, postage, and royalties, all related to the increase in net sales;

•	a one time non-cash charge of $0.6 million related to extending the term of the 266,667 stock options for Mr. Henry; and

•	the remaining $0.5 million increase relates to the quarterly non-cash charge for the variable accounting treatment related to certain stock options and warrants discussed previously.

Severance expenses. In the second quarter of 2003, Mannatech accrued $1.4 million related to severance expenses for former employees. $1.3 million of the $1.4 million consists of compensation related to the cancellation of Mr. Henry’s employment agreement, accrued vacation, health and life insurance, automobile, relocation and outplacement fees that will be paid through 2005. Mannatech also entered into two separation agreements with former vice presidents for a total of $100,000, which will be paid by September 2003.

Interest income. Interest income decreased (18.3%) to $58,000 for the three months ended June 30, 2003 from $71,000 for the comparable period in 2002. The dollar decrease was primarily related to a decline in interest rates.

Interest expense. Interest expense decreased (66.7%) to $2,000 for the three months ended June 30, 2003 from $6,000 for the comparable period in 2002. The dollar decrease was primarily related to the repayment of existing capital leases and notes payable.

Other income (expense), net. Other income (expense), net consists primarily of foreign currency translation adjustments related to Mannatech’s foreign operations. Other income (expense), net increased to ($104,000) for the three months ended June 30, 2003 from $67,000 for the comparable period in 2002. The change in other income (expense), net primarily consisted of currency translation exchange gains and losses.

Income taxes. Income taxes increased to $467,000 for the three months ended June 30, 2003 from $40,000 for the comparable period in 2002 due to the increase in Mannatech’s profitability. Mannatech’s effective tax rate increased to 28.5% for the three months ended June 30, 2003 from 14.9% for the comparable period in 2002. Mannatech’s effective tax rate increased as a result of the expected shift in income mix between its domestic and its foreign operations and the reversal of valuation allowances due to the use of net operating losses from its Japan subsidiary.

Net income. Net income increased 500.0% to $1.2 million for the three months ended June 30, 2003 from $0.2 million for the comparable period in 2002. Earnings per share for the three months ended June 30, 2003 increased 400.0% to $0.04 per diluted share as compared to $0.01 per diluted share for the comparable period in 2002. The dollar increase was primarily the result of the increase in net sales and Mannatech’s ability to control expenses, which was partially offset by recording $1.0 million in additional incentives expected to be paid to associates and $2.5 million related to severance charges and non-cash stock option and warrant charges related to former executives. As a percentage of net sales, net income increased to 2.5% for the three months ended June 30, 2003 from 0.7% for the comparable period in 2002, primarily due to an increase in net sales.

Six months ended June 30, 2003 compared with the six months ended June 30, 2002

Net sales. Net sales increased 27.4%, or $18.7 million, to $87.0 million for the six months ended June 30, 2003 from $68.3 million for the comparable period in 2002. The increase in net sales consisted of the following:

	For the six months ended June 30,		Dollar change	Percentage change
	2002	2003
	(in millions)
Product sales	$50.9	$65.1	$14.2	27.9%
Pack sales	14.7	18.3	3.6	24.5
Other, including freight	2.7	3.6	0.9	33.3

Total net sales	$68.3	$87.0	$18.7	27.4%

The $14.2 million increase in product sales consisted of the following:

•	a $2.9 million increase from the 4% product price increase in September 2002;

•	a $2.2 million increase in product sales from opening Mannatech’s New Zealand operations in June 2002; and

•	the remaining increase relates to the increase in volume of products sold, some of which is attributable to the increase in the number of associates and members purchasing products.

The $3.6 million increase in pack sales consisted of the following:

•	A $4.8 million increase related to the increase of 61,000 new associates and members who joined Mannatech during the six months ended June 30, 2003 as compared to 40,000 new associates and members that joined Mannatech during the six months ended June 30, 2002. Of the $4.8 million increase, $0.8 million related to the opening of our New Zealand operations in June 2002. Mannatech believes the remaining $4.0 million increase was primarily the result of implementing its newly revamped global associates career and compensation plan and its travel and contest incentive programs.

•	This increase was partially offset by a ($1.2 million) decrease in the number of renewal packs sold, which is the result of revamping Mannatech’s global associate career and compensation plan in September 2002. The revamped plan allowed the lower-level associates to automatically renew their associate status without having to actually purchase a renewal pack. However, Mannatech continues to require higher level associates to purchase a pack to renew their status. The pack includes certain promotional and educational materials.

Other sales primarily include freight revenue from associates and members. The $0.9 million increase in other sales primarily consisted of a $1.0 million increase in freight revenue, which directly related to the increase in the volume of products/packs sold.

Cost of sales. Cost of sales increased 19.5% to $14.1 million for the six months ended June 30, 2003 from $11.8 million for the comparable period in 2002. The dollar increase was the result of an increase in volume of products/packs sold. As a percentage of net sales, cost of sales decreased to 16.2% for the six months ended June 30, 2003 from 17.3% for the comparable period in 2002. The percentage decrease in cost of sales as a percentage of net sales was primarily due to the favorable impact from implementing the 4% sales price increase on products sold and the change in product/pack mix sold as a result of the increase in the number of associates. For the six months ended June 30, 2003, the product/pack mix shifted toward a larger increase in product sales, which have a higher margin than pack sales.

Commissions and incentives. Commissions and incentives increased 22.5% to $35.9 million for the six months ended June 30, 2003 from $29.3 million for the comparable period in 2002. The dollar increase was the result of an increase in the volume and the change in mix of commissionable net sales, an increase in the number of associates, and a $1.0 million increase related to travel incentives, and revamping the associate global career and compensation plan for associates. As a percentage of net sales, commissions decreased to 41.3% for the six months ended June 30, 2003 from 42.9% for the comparable period in 2002. The decrease as a percentage of net sales was the result of the change in mix of commissionable net sales and launching the revamped global associate career and compensation plan.

Gross profit. Gross profit increased 36.0% to $37.0 million for the six months ended June 20, 2003 from $27.2 million for the comparable period in 2002. The dollar increase was the result of an increase in the volume and a change in mix of products/packs sold. As a percentage of net sales, gross profit increased to 42.5% for the six months ended June 30, 2003 from 39.8% for the comparable period in 2002. The percentage increase was primarily attributable to the decrease in cost of sales and commissions as a percentage of net sales primarily due to the change in product/pack mix sold. This increase was partially offset by the increase in travel incentives payable to associates.

Selling and administrative expenses. Selling and administrative expenses increased 20.1% to $19.1 million for the six months ended June 30, 2003 from $15.9 million for the comparable period in 2002. As a percentage of net sales, selling and administrative expenses decreased to 22.0% for the six months ended June 30, 2003 from 23.3% for the comparable period in 2002, primarily related to Mannatech’s ability to hold fixed costs constant. The dollar increase was primarily due to the following:

•	a $1.3 million increase in payroll and payroll related expenses related to hiring additional personnel and increasing the annual executive bonus, which directly correlates to Mannatech’s profitability;

•	a $1.1 million increase in out-bound freight related to the increase in net sales; and

•	a $0.8 million increase in variable marketing expenses related to the increase in net sales.

Other operating costs. Other operating costs increased 29.0% to $12.9 million for the six months ended June 30, 2003 from $10.0 million for the comparable period in 2002. As a percentage of net sales, other operating costs increased to 14.8% for the six months ended June 30, 2003 from 14.6% for the comparable period in 2002. The dollar increase was primarily due to the following:

•	a one time non-cash charge of $0.6 million related to extending the term of the 266,667 stock options for Mr. Henry’s stock options, as set forth in his Separation Agreement;

•	a $0.5 million increase related to the quarterly non-cash charge for the variable accounting charge of certain stock options and warrants previously discussed;

•	a $0.7 million increase in traveling expenses related to an increase in international travel; and

•	the remaining $1.1 million increase in variable operating expenses related to the increase in net sales.

Severance expenses. In the second quarter of 2003, Mannatech accrued $1.4 million related to severance expenses for former employees. $1.3 million of the $1.4 million consists of compensation related to the cancellation of Mr. Henry’s employment agreement, accrued vacation, health and life insurance, automobile, relocation and outplacement fees that will be paid through 2005. Mannatech also entered into two separation agreements with former vice presidents for a total of $100,000, which will be paid by September 2003.

Interest income. Interest income decreased (7.6%) to $134,000 for the six months ended June 30, 2003 from $145,000 for the comparable period in 2002. The dollar increase was primarily related to a decline in interest rates.

Interest expense. Interest expense decreased (66.7%) to $4,000 for the six months ended June 30, 2003 from $12,000 for the comparable period in 2002. The dollar decrease was primarily related to the repayment of existing capital leases and notes payable.

Other income (expense), net. Other income (expense), net consists primarily of foreign currency translation adjustments related to Mannatech’s foreign operations. Other income (expense), net decreased to $8,000 for the six months ended June 30, 2003 from $50,000 for the comparable period in 2002. The decrease in other income (expense), net primarily consisted of currency translation exchange gains and losses.

Income taxes. Income taxes increased to $1.1 million for the six months ended June 30, 2003 from $0.7 million for the comparable period in 2002 due to the increase in Mannatech’s profitability. Mannatech’s effective tax rate decreased to 30.0% for the six months ended June 30, 2003 from 44.5% for the comparable period in 2002. Mannatech’s effective tax rate decreased as a result of the shift in the income mix between its domestic and its foreign operations and the reversal of valuation allowances due to the net operating losses from its Japan subsidiary.

Net income. Net income increased 225.0% to $2.6 million for the six months ended June 30, 2003 from $0.8 million for the comparable period in 2002. Earnings per share for the six months ended June 30, 2003, increased 233.3% to $0.10 per diluted share as compared to $0.03 per diluted share for the comparable period in 2002. The dollar increase was primarily the result of the increase in net sales and Mannatech’s ability to control operating expenses. This increase was partially offset by recording $1.0 million in additional incentives for associates and $2.5 million related to severance charges and non-cash stock option and warrant charges related to former executives. As a percentage of net sales, net income increased to 3.0% for the six months ended June 30, 2003 from 1.2% for the comparable period in 2002, which primarily related to a 27.4% increase in net sales. This increase, as a percentage of net sales, was partially offset by an increase in expenses to former executives, which amounted to 2.9%, as a percentage of net sales.

Liquidity and Capital Resources

Mannatech’s principal use of funds is to pay operating expenses, including commissions and incentives, capital expenditures, and inventory purchases. Historically, Mannatech has generally funded its business objectives, working capital, and operations primarily through reliance on its cash flows from operations rather than incurring long-term debt. Mannatech plans to continue to fund its business objectives, working capital, and operations primarily through its cash flows from operations; however, in March 2003 Mannatech established a $2.0 million line of credit and a $0.8 million master-operating lease to help fund any unanticipated shortfalls in its cash flows.

Cash and cash equivalents and investments. Mannatech’s cash and cash equivalents decreased by $5.0 million to $12.7 million at June 30, 2003 from $17.7 million at December 31, 2002; however, Mannatech purchased investments of $12.0 million at June 30, 2003. Therefore at June 30, 2003, the overall increase in cash and cash equivalents and investments increased to $24.7 million compared to $17.7 million at June 30, 2002 due to the increase in operating profits, which was partially offset by restricting cash of $2.1 million as collateral for its line of credit.

Working Capital. Mannatech’s working capital decreased to $5.4 million at June 30, 2003 from $9.5 million at December 31, 2002. The $4.1 million decrease in working capital was primarily attributable to purchasing $10.0 million in certain long-term investments and increasing accrued expenses related to the increase in net sales.

Mannatech’s cash flows consist of the following:

	For the six months ended June 30,
Provided by (Used in):	2002	2003
	(in millions)
Operating activities	$4.9	$9.1
Investing activities	$(1.0)	$(14.3)
Financing activities	$(0.2)	$0.1

Operating activities. For the six months ended June 30, 2002, operating activities primarily consisted of $2.9 million in earnings before depreciation and amortization and a $3.5 million decrease in inventories and prepaids. These operating activities were partially offset by an increase of ($1.5 million) due in severance payments to former executives.

For the six months ended June 30, 2003, operating activities primarily consisted of $4.3 million in earnings before depreciation and amortization, a $3.8 million increase in accounts payable and accrued expenses related to the increase in net sales and $1.7 million in severance expenses for former executives. These operating activities were partially offset by a ($0.7 million) increase in inventory, prepaid expenses, and other assets related to the increase in net sales. Mannatech believes it has successfully minimized its inventory levels while keeping products on hand for anticipated sales and has kept costs relatively constant, which resulted in an improvement of its inventory turnover ratio to 4.9 for the six months ended June 30, 2003 from 3.46 for the comparable period in 2002.

Investing activities. For the six months ended June 30, 2002, investing activities primarily consisted of $0.7 million in capital asset additions primarily related to internally-developed computer software and restricting cash of $0.3 million as collateral related to its master operating lease.

For the six months ended June 30, 2003, investing activities primarily consisted of restricting cash of $2.1 million as collateral for its line of credit and acquiring $0.4 million of new computer hardware. Mannatech estimates it will purchase approximately $1.7 million in additional computer hardware and software during the remainder of 2003. Mannatech is also planning to architect changes for its new sales and commission database, which it estimates will cost between $2.0 and $3.0 million. Mannatech plans to complete this project in 2004.

At June 30, 2003, related party notes receivable, net of an allowance of $31,000, totaled $0.2 million. The notes receivable are composed of five separate notes due from former officers and shareholders. One of the five notes was due from Gary Watson, whose loan balance at August 8, 2003 was approximately $31,000. As of August 8, 2003, Mr. Watson had not made his annual scheduled payments for the last two years and has not made his third annual scheduled payment due February 17, 2003. In late 2002, Mannatech established a provision for doubtful accounts of approximately $31,000 related to this note.

Financing activities. For the six months ended June 30, 2002, financing activities consisted of the repayment of capital leases and notes payables. For the six months ended June 30, 2003, financing activities consisted of $0.2 million in cash proceeds from the exercise of 122,633 employee and directors stock options, which was partially offset by the repayment of capital leases and notes payable of ($0.1 million).

General liquidity and cash flows. For the three and six months ended June 30, 2003, Mannatech generated positive cash flows from its operations and believes that at June 30, 2003, its existing liquidity and cash flows from operations, including current cash-on-hand and investments totaling $24.7 million and its access to a $2.0 million unused line of credit should be adequate to fund its business operations, commitments and planned international expansion for the next twelve months. Mannatech believes most of its expenses are primarily variable in nature and, as a result, any reduction in its revenues should result in a reduction of its future cash flow needs. However, if Mannatech’s existing capital resources or cash flows become insufficient to meet its current business plans and existing capital requirements, Mannatech would be required to raise additional funds, which may not be available on favorable terms, if at all.

Mannatech’s Board periodically reviews and recommends changes to its policies regarding certain aspects of Mannatech’s business philosophies and objectives including Mannatech’s investment and dividend policies.

Mannatech’s existing commitments and contractual obligations include the following:

•	funding the remaining $0.4 million in payments related to the resignations of former executives in 2001 and funding $0.9 million of payments related to Robert Henry’s resignation in April 2003;

•	funding the non-compete payments to Dr. H. Reginald McDaniel, a former medical director, of $325,000, payable in monthly installments of $25,000 through June 2004;

•	funding Mannatech’s product and property insurance policies of up to $1.4 million;

•	funding Mannatech’s travel incentive program of $1.8 million for associates;

•	purchasing capital assets of $1.7 million for the remainder of 2003; and

•	funding various operating leases for building and equipment rentals of $4.0 million through 2007.

In addition to Mannatech’s accounts payable and accrued expenses, Mannatech’s approximate future maturities of its existing contractual obligations and commitments are as follows:

	For the six months ended December 31,	For the twelve months ended December 31,
	2003	2004	2005	2006	2007	Total
	(in thousands)

Severance payments to former executives	$226	$150	$—	$—	$—	$376

Severance payment to Mr. Henry	209	410	341	—	—	960

Payment of insurance premiums	1,400	—	—	—	—	1,400

Non-compete payments to Dr. McDaniel	150	175	—	—	—	325

Payment of the travel incentive program for associates	1,800	—	—	—	—	1,800

Purchasing capital assets	1,700	—	—	—	—	1,700

Minimum rental commitment related to noncancelable operating leases	804	1,163	937	806	303	4,013

Totals contracted obligations and commitments	$6,289	$1,898	$1,278	$806	$303	$10,574

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

Mannatech has no present contractual obligations or commitments with respect to expanding its operations into South Korea and Taiwan by the second half of 2004; however, Mannatech estimates that it will have to purchase up to $2.4 million in capital assets and spend up to $2.0 million related to its planned expansion into these countries by the end of 2004.

Mannatech also has no contractual obligations or commitments with respect to its sales and commission database, but plans to re-architect such database, which it estimates will cost between $2.0 million and $3.0 million. Mannatech plans on completing this project by the end of 2004.

Off-balance sheet and other contractual arrangements. Mannatech does not utilize off-balance sheet financing arrangements and had no such arrangements as of June 30, 2003. Mannatech does finance the use of certain facilities and equipment under various operating lease agreements. As of June 30, 2003, the total future minimum lease payments under such arrangements totaled $4.0 million and are properly not reflected in our consolidated balance sheets.

In March 2003, Mannatech established a one-year, $2.0 million line of credit with J.P Morgan/Chase Bank, which had not been utilized through August 1, 2003. The line of credit was established to strengthen Mannatech’s credit rating and fund any unanticipated operating deficiencies.

Mannatech currently maintains a purchase commitment agreement with its supplier of Manapol®. The purchase commitment requires Mannatech’s manufacturers to purchase a minimum of $0.3 million per month of Manapol® through August 31, 2003. Mannatech is currently negotiating with this suppler to renew this bi-lateral purchase commitment agreement with the same terms as the present agreement. Presently Mannatech’s manufacturers’ monthly purchases of Manapol® have met or exceeded the monthly required commitment of $0.3 million and are projected to continue to purchase at least the required minimum monthly purchase through August 2004.

Recent Accounting Pronouncements

SFAS 143. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations.” SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the related asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset and to be amortized over the life of the lease. On January 1, 2003, Mannatech adopted SFAS 143, which resulted in an increase in its leasehold improvements and long-term liabilities of $253,000 for the estimated restoration costs of its Japanese leased facilities. Mannatech believes the cumulative effect of this adjustment was insignificant.

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

SFAS 149. In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 “Accounting for Derivatives Instruments and Hedging Activities” and the related implementation guidance and is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. SFAS 149 clarifies the definition of a derivative and amends the financial accounting and reporting required for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In addition, SFAS 149 improves the financial reporting requirements by requiring a more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of this standard did not have a significant impact on Mannatech’s financial condition, results of operations, or cash flows.

SFAS 150. In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 broadens the definition of financial instruments and establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also requires that an issuer classify a financial instrument that is within its scope as a liability or as an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of any change in accounting principle at the beginning of the period adopted. The adoption of SFAS 150 is not expected to have a significant impact on Mannatech’s financial condition, results of operations, or cash flows.

Forward-Looking Statements

Certain disclosure and analysis included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” “Other Information,” “Notes to Consolidated Financial Statements”, and elsewhere in this report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, and are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements, other than statements of historical fact, are considered forward-looking statements and reflect the current view of Mannatech about future events and its financial performance. These forward-looking statements are subject to certain events, risks and uncertainties that may be outside Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	existing capital resources, cash flows, and the line of credit being adequate to fund Mannatech’s future cash needs;

•	management’s plans and objectives for Mannatech’s future operations;

•	the realization of deferred tax assets;

•	the expected future cash flows of Mannatech’s assets exceeding the net book value of such assets;

•	the impact of market changes due to Mannatech’s exposure to foreign currency translations;

•	the future impact of Mannatech’s international operations accounting for an increasing percentage of its consolidated net sales;

•	the opening of new operations in South Korea and Taiwan by the second half of 2004 and their effect on operations;

•	the impact of Mannatech’s product development strategy;

•	the introduction of a new antioxidant product in August 2003;

•	Mannatech’s ability to offer innovative incentives in the future;

•	changes to Mannatech’s global career and compensation plan;

•	recent accounting pronouncements having any significant impact on Mannatech’s financial condition, changes in financial conditions, results of operations or cash flows;

•	the outcome of present or future regulatory and litigation matters; and

•	the establishment of certain policies, procedures, and internal processes to combat exposure to market risk.

Actual results and developments could materially differ from those expressed in, or implied by, such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;

•	future manufacturing costs remaining unchanged;

•	the impact of any existing or future changes to Mannatech’s global career and compensation plan;

•	the retention and expansion of Mannatech’s independent associate and member base;

•	timely development and acceptance of new products or refinements of existing products;

•	the markets for Mannatech’s domestic and international operations, including expanding into other countries;

•	the statutory tax rates remaining unchanged;

•	the impact of new competition and competitive products and pricing;

•	the political, social and economic climate in which Mannatech conducts its operations; and

•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Mannatech does not engage in trading market risk sensitive instruments and does not purchase investments as hedges or for purposes “other than trading” that are likely to expose it to certain types of market risk, including interest rate, commodity price or equity price risk. Although Mannatech has some short-term and long-term investments, there has been no material change in its exposure to interest rate risk. Mannatech has not issued any debt instruments, entered into any forward or futures contracts, purchased any options, or entered into any swaps.

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

Mannatech has established policies, procedures, and internal processes that it believes help monitor any significant market risk. Mannatech currently does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations, and projected transactions denominated in foreign currencies. Mannatech cautions that it cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial condition, results of operations, or cash flows. However, to combat such risk, Mannatech closely monitors current fluctuations for exposure to such market risk. The foreign currencies in which Mannatech currently has exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, and New Zealand. The low and high currency exchange rates to the United States dollar, for each of these countries, for the six months ended June 30, 2003 are as follows:

Country/Currency	Low	High
Australia/Dollar	$0.55910	$0.66880
Canadian/Dollar	$0.63370	$0.75010
Japan/Yen	$0.00823	$0.00863
New Zealand/Dollar	$0.52290	$0.58690
United Kingdom/British Pound	$1.56290	$1.67980

Item 4. Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In February 2003, the Australian Therapeutic Goods Administration, referred to as the TGA, notified Mannatech that it was the subject of an investigation. In March 2003, Mannatech was further notified that the allegations by the TGA related to four separate incidents over the period from November 2002 through March 2003. The notification by the TGA alleged that Mannatech and/or its independent associates made certain claims or representations in Australia relating to Mannatech’s products that either breached the Therapeutic Goods Advertising Code or resulted in violations of the Therapeutic Goods Act 1989. As a result, Mannatech has taken certain corrective actions, including initiating investigative compliance complaint procedures against certain of its independent associates alleged to have breached Mannatech’s associates’ policies and procedures. In June 2003, Mannatech received a letter from the TGA stating that subject to additional information about the specific outcomes of the complaint procedures, the TGA does not intend to take any further action against Mannatech and as a result, Mannatech considers this matter to be closed.

There have been no other material changes in, or additions to, the legal proceedings previously reported in Mannatech’s Annual Report on Form 10-K (File No. 000-24657) for 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a.	Mannatech held its 2003 Annual Shareholders’ Meeting on June 2, 2003 and the two proposals were described in detail in Mannatech’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 23, 2003.

b.	Marlin Ray Robbins and Gerald S. Gilbert were elected to serve as Class I directors until Mannatech’s 2006 Annual Shareholders’ Meeting.

c.	The voting results for the two proposals voted on at Mannatech’s 2003 Annual Shareholders’ Meeting are as follows:

Proposal 1—Election of Class I Directors:

Director	For	Against or Withheld
Marlin Ray Robbins	21,563,652	31,927
Gerald S. Gilbert	21,561,387	34,192

Proposal 2—Ratification of Accountants:

The appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2003 was ratified according to the following votes:

For	Against or Withheld	Abstentions
21,553,497	16,382	25,700

d.	None.

Item 5. Other Information

On April 28, 2003, Mannatech promoted Jeffrey Bourgoyne from Vice President of Operations to Senior Vice President of Supply Chain and Associate Care. Mr. Bourgoyne will oversee the majority of Mannatech’s day-to-day operations.

On May 6, 2003, Mannatech hired Steven Lemme as its new Senior Vice President of Sales. Mr. Lemme has experience in international sales, marketing and finance and earned a Bachelor of Arts degree in biology/chemistry from Lawrence University in Appleton, Wisconsin and a Master of Business Administration from Keller Graduate School of Management in Chicago, Illinois. Mr. Lemme has been an independent associate since 1996 and periodically speaks at Mannatech’s corporate-sponsored events.

On August 7, 2003, Mannatech entered into a new two-year Employment Agreement and a separate ten-year Royalty Agreement with Dr. Bill H. McAnalley, its Chief Science Officer. Under the terms of the Employment Agreement, Mannatech agreed to pay Dr. McAnalley a specified annual salary and the greater of his annual royalty payments or an annual executive bonus. Either party may cancel the Employment Agreement; however, if Mannatech cancels the Employment Agreement without cause, Mannatech would be required to pay Dr. McAnalley’s minimum salary for either the remaining duration of the Employment Agreement or for twelve months, whichever is longer. Under the Royalty Agreement, Mannatech will be required to pay Dr. McAnalley royalties through 2015, which are based on increased product sales volume from certain products sold.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

3.1	Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2	Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1	Separation Agreement dated April 15, 2003, entered into between Mannatech and Mr. Robert M. Henry, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on April 17, 2003.

10.2*	Description of the amendment to the Consulting Agreement dated June 2, 2003, entered into between Mannatech and J. Stanley Fredrick.

10.3*	Employment Agreement dated August 7, 2003, between Mannatech and Dr. Bill H. McAnalley.

10.4*	Royalty Agreement dated August 7, 2003, between Mannatech and Dr. Bill H. McAnalley.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herein.

(b)	Reports on Form 8-K.

On April 15, 2003, Mannatech filed a Form 8-K (File No. 000-24657) with the United States Securities and Exchange Commission in connection with the resignation of Robert M Henry as its Chief Executive Officer and the appointment of Samuel L. Caster as Mannatech’s new Chief Executive Officer.

On May 16, 2003, Mannatech filed a Form 8-K (File No. 000-24657) with the United States Securities and Exchange Commission in connection with announcing its first quarter 2003 earnings in a press release.

On June 3, 2003, Mannatech filed a Form 8-K (File No. 000-24657) with the United States Securities and Exchange Commission in connection with reporting its 2003 Annual Shareholders’ Meeting results. In addition, it announced that Gerald S. Gilbert, an independent director, was appointed as a member of its audit, nominating and science committees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNATECH, INCORPORATED

August 14, 2003	/s/ SAMUEL L. CASTER
Samuel L. Caster Chief Executive Officer and Chairman of the Board (principal executive officer)

August 14, 2003	/s/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher Senior Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2	Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1	Separation Agreement dated April 15, 2003, entered into between Mannatech and Mr. Robert M. Henry, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on April 17, 2003.

10.2*	Description of the amendment to the Consulting Agreement dated June 2, 2003, between Mannatech and J. Stanley Fredrick.

10.3*	Employment Agreement dated August 7, 2003, between Mannatech and Dr. Bill H. McAnalley.

10.4*	Royalty Agreement dated August 7, 2003, between Mannatech and Dr. Bill H. McAnalley.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herein.