Form 10-Q
period 2003-09-30
MANNATECH INC
filed 2003-11-14
CIK 1056358

2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

As of October 31, 2003, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share was 25,854,190.

Mannatech, Incorporated

Since its initial public offering, Mannatech’s common stock has traded on the NASDAQ National Market under the symbol “MTEX.” Corporate filings can be viewed on the SEC’s website www.sec.gov or on Mannatech’s corporate website at www.mannatech.com. The filings can also be obtained by contacting Mannatech’s investor relations department at IR@mannatech.com or calling 972-471-6512.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2002	September 30, 2003
		(Unaudited)
ASSETS
Cash and cash equivalents	$17,693	$15,105
Short-term investments	—	1,997
Restricted cash	—	2,134
Accounts receivable	632	698
Income tax receivable	307	—
Current portion of notes receivable from shareholders, net of allowance of $31 in 2002	143	54
Inventories	5,515	6,896
Prepaid expenses and other current assets	759	2,247
Deferred tax assets	1,013	948

Total current assets	26,062	30,079
Property and equipment, net	7,467	6,054
Notes receivable from shareholders, excluding current portion	247	148
Long-term restricted cash	—	345
Long-term investments	—	10,004
Other assets	1,040	793

Total assets	$34,816	$47,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital lease and note payable	$136	$8
Accounts payable	1,846	1,349
Accrued expenses	13,739	16,736
Current portion of accrued severance related to former executives	810	1,097

Total current liabilities	16,531	19,190
Capital lease and note payable, excluding current portion	8	2
Accrued severance, related to former executives, excluding current portion	150	455
Deferred tax liabilities	77	83
Other long-term liabilities	—	267

Total liabilities	16,766	19,997

Commitments and contingencies (Note 5)	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 25,162,541 shares issued and 25,134,840 outstanding in 2002 and 25,835,813 shares issued and 25,795,690 outstanding in 2003	3	3
Additional paid-in capital	18,168	21,845
Retained earnings	481	5,953
Accumulated other comprehensive loss	(502)	(175)

	18,150	27,626
Less treasury stock, at cost, 27,701 shares in 2002 and 40,123 shares in 2003	(100)	(200)

Total shareholders’ equity	18,050	27,426

Total liabilities and shareholders’ equity	$34,816	$47,423

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net sales	$34,452	$49,738	$102,772	$136,727
Cost of sales	6,079	8,187	17,925	22,282
Commissions and incentives	14,375	20,981	43,663	56,912

	20,454	29,168	61,588	79,194

Gross profit	13,998	20,570	41,184	57,533
Operating expenses:
Selling and administrative expenses	8,011	10,131	23,941	29,228
Other operating costs	5,600	6,096	15,556	18,982
Severance expenses	—	425	—	1,841

Total operating expenses	13,611	16,652	39,497	50,051

Income from operations	387	3,918	1,687	7,482
Interest income	73	81	218	214
Interest expense	(6)	(17)	(18)	(21)
Other income (expense), net	(34)	223	15	232

Income before income taxes	420	4,205	1,902	7,907
Income taxes	(191)	(1,323)	(850)	(2,435)

Net income	$229	$2,882	$1,052	$5,472

Earnings per common share:
Basic	$0.01	$0.11	$0.04	$0.22

Diluted	$0.01	$0.11	$0.04	$0.21

Weighted-average common shares outstanding:
Basic	25,135	25,655	25,135	25,325

Diluted	25,227	26,213	25,294	26,000

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(in thousands)

	Nine months ended September 30,
	2002	2003
Cash flows from operating activities:
Net income	$1,052	$5,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,024	2,462
Provision for doubtful accounts	31	—
Loss on investments and disposals of fixed assets	25	22
Accounting charge (income) related to stock options and warrants granted	(37)	1,163
Tax effect of exercising stock options	—	919
Deferred income taxes	1	71
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	212	(27)
Decrease in income tax receivable	—	307
(Increase) decrease in inventories	2,915	(1,327)
(Increase) decrease in prepaid expenses and other current assets	416	(1,484)
(Increase) decrease in other assets	54	(80)
Increase (decrease) in accounts payable	1,241	(505)
Increase (decrease) in accrued expenses	(3,953)	2,884
Increase (decrease) in accrued severance to former executives	(1,610)	592

Net cash provided by operating activities	3,371	10,469

Cash flows from investing activities:
Acquisition of property and equipment	(913)	(774)
Purchase of investments	7	(12,001)
Repayments by shareholders/related parties	37	188
Increase in restricted cash	(345)	(2,134)

Net cash used in investing activities	(1,214)	(14,721)

Cash flows from financing activities:
Proceeds from exercising of stock options	—	1,495
Repayment of capital lease obligations	(32)	(5)
Repayment of notes payable	(538)	(129)

Net cash provided by (used in) financing activities	(570)	1,361

Effect of exchange rate changes on cash and cash equivalents	(6)	303

Net increase (decrease) in cash and cash equivalents	1,581	(2,588)
Cash and cash equivalents:
Beginning of the period	9,926	17,693

End of the period	$11,507	$15,105

Supplemental disclosure of cash flow information:
Interest paid	$18	$21

Taxes paid	$2,046	$1,263

Summary of non-cash investing and financing activities follows:
Assets acquired through a capital lease	$528	$—

Asset retirement obligations related to operating leases	$—	$250

Treasury shares acquired to exercise stock options	$—	$100

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the state of Texas on November 4, 1993 and is located in Coppell, Texas. The Company develops and sells high-quality, proprietary nutritional supplements, topical products, and weight-management products primarily through a network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the primary purpose of personal consumption and selling to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices. Only independent associates are eligible to earn commissions and incentives on their downline growth and sales volume. The Company has nine wholly-owned subsidiaries of which three of its subsidiaries are active and are as follows:

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

Revenue Recognition

The Company’s revenues are primarily derived from sales of products, sales of starter and renewal packs, and shipping fees. Substantially all product sales are sold to associates at published wholesale prices and to members at discounted published retail prices. The Company records a sales return reserve for expected sales refunds based on its historical experience.

The Company defers all of its revenue until its customers receive their shipments. The Company also defers a portion of its revenue from the sale of its starter and renewal packs because of a one-year magazine subscription offered in some of its packs. In addition, the Company also defers the portion of revenue from each pack that exceeds the total average wholesale value of all individual components included in such packs. The Company amortizes its deferred revenue components over twelve months. Total deferred revenue for the Company was $1.1 million and $2.1 million at December 31, 2002 and September 30, 2003, respectively.

Shipping and Handling Costs

The Company records freight and shipping revenues collected from associates and members as revenue. The Company records shipping and handling costs associated with shipping products to its associates and members as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $1.9 million for the three months ended September 30, 2002, $2.5 million for the three months ended September 30, 2003, $5.3 million for the nine months ended September 30, 2002 and $6.9 million for the nine months ended September 30, 2003.

Accounting for Stock-Based Compensation

Periodically, the Company issues stock options to both employees and nonemployees. For stock-based compensation issued to nonemployees, the Company follows Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Under SFAS 123, stock-based compensation to nonemployees is measured by the fair value at the date of grant. The Company grants stock options to nonemployees for terms no longer than ten years and the stock options generally vest over three years.

For stock-based compensation issued to employees and members of the Board of Directors, the Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Under the recognition and measurement principles of APB 25, no compensation expense is recognized unless the market price of the stock option exceeds the exercise price on the date of grant. Stock options granted to employees and members of its Board of Directors are nontransferable and are granted for terms no longer than ten years at an exercise price that may not be less than 110% of the fair value of the Company’s common stock on the date of grant. Stock options generally vest over three to five years for employees and members of its Board of Directors.

For disclosure purposes only, the Company estimated the fair value for all stock options granted on the date of grant using the Black-Scholes option-pricing model and estimated the amount of expense that it would have recognized for each stock option granted over its vesting period. The following table illustrates the effect on the Company’s net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all of its stock options:

	For the three-months ended September 30,		For the nine-months ended September 30,
	2002	2003	2002	2003
	(in thousands, except for per share information)
Consolidated net income, as reported	$229	$2,882	$1,052	$5,472
Add (Subtract): Stock-based employee compensation expense included in reported net income, net of related tax effect	(21)	5	(23)	715
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(249)	(140)	(942)	(776)

Pro forma net income (loss)	($ 41)	$2,747	$87	$5,411

Basic Earnings Per Share:
As reported	$0.01	$0.11	$0.04	$0.22

Pro forma	$0.00	$0.11	$0.00	$0.22

Diluted Earnings Per Share:
As reported	$0.01	$0.11	$0.04	$0.21

Pro forma	$0.00	$0.10	$0.00	$0.21

Earnings Per Share

Basic earnings per share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period. The Company’s closing prices of $1.35 and $5.46 per share at September 30, 2002 and 2003, respectively, were used to calculate the dilution of its stock options and warrants in the EPS calculation.

The following data shows the amounts used in computing EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended September 30, 2002 and 2003. At September 30, 2002, 2,648,000 common stock options and 100,000 warrants were excluded from the diluted EPS calculation and at September 30, 2003, 714,100 of the common stock options and 100,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except for per share amounts.

	For the three months ended September 30,			For the three months ended September 30,
	2002			2003
	Income (Numerator)	Shares (Denominator)	Per share amount	Income (Numerator)	Shares (Denominator)	Per share amount
Basic EPS:
Net income available to common shareholders	$229	25,135	$0.01	$2,882	25,655	$0.11
Effect of dilutive securities: Stock options	—	88	—	—	522	—
Warrants	—	4	—	—	36	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$229	25,227	$0.01	$2,882	26,213	$0.11

The following data shows the amounts used in computing EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the nine months ended September 30, 2002 and 2003. At September 30, 2002, 2,648,000 common stock options and 100,000 warrants were excluded from the diluted EPS calculation and at September 30, 2003, 714,100 of the common stock options and 100,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except for per share amounts.

	For the nine months ended September 30,			For the nine months ended September 30,
	2002			2003
	Income (Numerator)	Shares (Denominator)	Per share amount	Income (Numerator)	Shares (Denominator)	Per share amount
Basic EPS:
Net income available to common shareholders	$1,052	25,135	$0.04	$5,472	25,325	$0.22
Effect of dilutive securities: Stock options	—	147	—	—	634	(0.01)
Warrants	—	12	—	—	41	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,052	25,294	$0.04	$5,472	26,000	$0.21

NOTE 2 INVESTMENTS

The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS 115, debt securities that have readily determinable fair values are classified in three categories: held-to-maturity, trading securities, and available-for-sale. The Company’s investments are all categorized as available-for-sale and are recorded at fair value, which is determined based on quoted market prices with unrealized gains and losses included in shareholders’ equity, net of tax. Any realized gains and losses on sales of its investments are included in other income (expense), net in the accompanying Statement of Operations. At September 30, 2003, the Company’s investments consisted of the following:

September 30, 2003
(in thousands)
Short-term:
Federal National Mortgage Association	$1,997

Long-term:
Federal Home Loan Bank	$4,004
Corporate asset-based obligations	5,000
State regulated utility company obligation	1,000

$10,004

Investments by contractual maturity at September 30, 2003 are as follows:

Matures	Amortized cost	Gross unrealized gain	Fair value
		(in thousands)
0-1 year	$1,989	$8	$1,997
1-5 years	4,000	4	4,004
5+ years	6,000	—	6,000

	$11,989	$12	$12,001

NOTE 3 INVENTORIES

At December 31, 2002 and September 30, 2003, inventories consisted of the following:

	2002	2003
	(in thousands)
Raw materials	$1,481	$1,388
Finished goods, less inventory reserves of $124 in 2002 and $102 in 2003	4,034	5,508

	$5,515	$6,896

NOTE 4 COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period related to transactions and other events and circumstances from nonowner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income includes foreign currency translation adjustments and unrealized gains from its investments classified as available-for-sale. Comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
	(in thousands)
Net income	$229	$2,882	$1,052	$5,472
Foreign currency translation adjustment	(32)	322	57	317
Unrealized gains from investments classified as available-for-sale, net of tax of $4	—	8	—	8

Comprehensive income	$197	$3,212	$1,109	$5,797

NOTE 5 COMMITMENTS AND CONTINGENCIES

Leases and a line of credit

In 2002, the Company leased approximately $0.3 million of computer hardware under a noncancellable master-operating lease, which contains seven separate three-year operating leases that expire at various times through October 2005. The master-operating lease requires the Company to restrict cash of $345,000 as collateral for the life of the lease. In April 2003, the Company obtained two additional master operating leases, with a financial institution to lease additional computer hardware in an amount up to $0.8 million. As of September 30, 2003, the Company had leased approximately $0.4 million related to these master operating leases that is payable through October 2006.

In March 2003, the Company entered into a one-year, $2.0 million line of credit with one of its primary banking institutions, J.P. Morgan/Chase Bank. Through November 1, 2003, the Company had not drawn on its line of credit. The line of credit agreement does not contain any financial covenants or any commitment fees; however, the Company is required to restrict $2.1 million of its cash as collateral for this line of credit.

Purchase commitment

Since 1994, the Company has maintained a purchase commitment with one of its suppliers to purchase Manapol®, a raw material found in a majority of the Company’s products. In November 2003, the Company agreed in principle to renew this purchase agreement under which the Company and its manufacturers will be required to collectively purchase approximately $2.4 million of the raw material through October 2004.

Separation agreements

On April 15, 2003, Robert M. Henry resigned from the Company as its Chief Executive Officer and as a member of its Board of Directors, and the Company entered into a Separation Agreement with Mr. Henry. Under the terms of the Separation Agreement and because of the termination of Mr. Henry’s employment agreement, which would have expired on December 31, 2004, the Company is required to pay Mr. Henry approximately $1.3 million, of which $0.9 million remained unpaid at September 30, 2003. Of the remaining $0.9 million, approximately $0.1 million will be paid during the remainder of 2003, $0.4 million in 2004, and $0.4 million in 2005. The severance payments primarily related to the Company’s contractual obligations of Mr. Henry’s terminated employment agreement, outplacement fees, attorney fees, relocation fees, health and life insurance, and title to his leased vehicle. In addition, the Company extended the term of Mr. Henry’s 266,667 vested stock options to the earlier of ten years from the original date of grant or one year after Mr. Henry’s death and recorded a one-time non-cash compensation charge of $0.6 million. Pursuant to the Separation Agreement, Mr. Henry agreed to provide certain consulting services to the Company through December 31, 2005 and is prohibited from being affiliated with another dietary supplement network-marketing company that specializes in products that are glyconutritional or aloe-based for a specified period.

In September 2003, the Company recorded a severance charge of $0.3 million related to the resignation of Mr. Brad Wayment, its Senior Vice President of Marketing. Subsequently, in October 2003, the Company entered into an agreement with Mr. Wayment whereby the Company agreed to accelerate the vesting period of 16,666 of Mr. Wayment’s stock options and to extend the term of Mr. Wayment’s 100,000 stock options from November 14, 2003 until October 13, 2004. The change in Mr. Wayment’s stock options resulted in the Company recording an additional non-cash compensation charge of $0.3 million, in the fourth quarter of 2003.

Non-compete and confidentiality agreement

In July 2002, the Company entered into a Non-Compete and Confidentiality Agreement with Dr. H. Reginald McDaniel, a former medical director who resigned from the Company in June 2002. Under the terms of the Non-Compete and Confidentiality Agreement, the Company agreed to pay Dr. McDaniel $25,000 a month for one year, as consideration for his continued compliance with the non-compete clause of this agreement. In July 2003, the Company agreed in principal to renew the term of this Non-Compete and Confidentiality Agreement for an additional year and agreed to continue to pay Dr. McDaniel $25,000 a month through June 2004.

Agreements for employment, consulting, lock-up and royalties

In October 2001, the Company entered into an agreement with Mr. J. Stanley Fredrick to pay him $185,000 per year for consulting services and a lock-up provision, which prohibited him from selling his Mannatech stock while the agreement was in effect. In June 2003, the Company modified this agreement to increase the annual payment to $285,000 because Mr. Fredrick was providing additional advice and performing various functions for the Company. In November 2003, the Company cancelled this agreement and entered into a new Lock-Up Agreement whereby the Company will pay Mr. Fredrick $185,000 per year. In addition, on November 6, 2003, the Company elected Mr. Fredrick as the Lead Director for its Board of Directors and agreed to pay him $100,000 annually.

The Company maintains a royalty agreement with Jett, a high level associate and a 4.8% shareholder whereby the Company agreed to pay him a royalty of $5.00 for each specific training material and sales aid that is developed by him and sold by the Company, up to $1.6 million. At September 30, 2003, the Company paid Jett accumulated royalties associated with this agreement of $0.4 million.

On August 7, 2003, the Company entered into a new two-year Employment Agreement and a separate Royalty Agreement with Dr. Bill H. McAnalley, its Chief Science Officer. Under the terms of the Employment Agreement, the Company agreed to pay Dr. McAnalley a specified annual salary and the greater of his annual royalties or an annual executive bonus. The Company does not anticipate Dr. McAnalley’s annual royalties to exceed his annual executive bonus for 2003. Either party may cancel the Employment Agreement; however, if the Company cancels without cause, the Company would be required to pay Dr. McAnalley’s minimum salary either for the remaining duration of the employment agreement or for twelve months, whichever is longer. Under the terms of his Royalty Agreement, the Company is required to pay Dr. McAnalley or his heirs royalties that are based on the increase in product sales volume. The Royalty Agreement is effective during the course of Dr. McAnalley’s employment plus ten years thereafter.

NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 143. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations.” SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the related asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset and to be amortized over the life of the lease. On January 1, 2003, the Company adopted SFAS 143, which resulted in an increase in its leasehold improvements and long-term liabilities of $250,000 for the estimated restoration costs of its Japanese leased facilities. The Company considered the cumulative effect of this adjustment and the impact on its net income to be insignificant.

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

FIN 46. In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 is effective for variable interest entities created after January 31, 2003 and is required to be adopted for variable interest entities that existed prior to February 1, 2003 by December 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of this interpretation is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

SFAS 149. In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and the related implementation guidance and is effective for contracts entered into or modified after September 30, 2003, except for hedging relationships designated after September 30, 2003. SFAS 149 clarifies the definition of a derivative and amends the financial accounting and reporting required for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In addition, SFAS 149 improves the financial reporting requirements by requiring more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of SFAS 149 did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

NOTE 7 SEGMENT INFORMATION

The Company aggregates its operating segments because it believes it operates as a single reportable segment as a seller of nutritional supplements in six different countries. The Company’s management reviews its financial information by country and concentrates its internal reporting and analysis of revenues on pack sales and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells primarily the same products and possesses similar economic characteristics such as similar gross margins. No single associate accounted for more than 10% of its total sales for the three or nine months ended September 30, 2002 and 2003, respectively. Net sales by country are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
		(in millions)
United States	$25.5	$33.4	$77.8	$93.0
Canada	3.9	4.1	12.4	12.2
Australia	1.4	4.2	4.6	10.2
United Kingdom	0.4	1.3	1.1	2.9
Japan	2.2	4.9	5.8	13.5
New Zealand	1.1	1.8	1.1	4.9

Total	$34.5	$49.7	$102.8	$136.7

A summary of the Company’s pack and product sales are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
		(in millions)
Product sales	$25.9	$36.7	$76.8	$101.8
Pack sales	7.1	10.6	21.8	28.9
Other, including freight	1.5	2.4	4.2	6.0

Total	$34.5	$49.7	$102.8	$136.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s financial position and its results of operations for the three and nine months ended September 30, 2003 compared to the same period in 2002. The Consolidated Financial Statements and related notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report, and in its Consolidated Financial Statements and related notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Overview and Critical Accounting Policies and Estimates

For nearly a decade, Mannatech has developed innovative, high-quality, proprietary nutritional supplements, topical products, and weight-management products that are sold through a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. New Zealand began operations on June 10, 2002 and is serviced by Mannatech’s Australian subsidiary. Mannatech operates as a single segment and primarily sells its products through a network of approximately 243,000 independent associates and members who have purchased Mannatech’s packs and products within the last twelve months.

For a complete review of Mannatech’s critical accounting policies and new accounting pronouncements that may impact Mannatech’s operations, refer to Mannatech’s Annual Report on Form 10-K for the year ended December 31, 2002. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech identified certain policies that are important to the portrayal of its consolidated financial condition and consolidated results of operations. These policies require the application of significant judgment by Mannatech’s management. Mannatech periodically analyzes the need for certain estimates, including the need for such items as inventory reserves, impairment of long-lived assets, tax valuation allowances, provisions for doubtful accounts, revenue recognition, sales returns, contingencies and litigation. Mannatech bases any estimates needed on its historical experience, industry standards, and various other assumptions that may be reasonable under the circumstances. Mannatech cautions its readers that actual results could differ from its estimates under different assumptions or conditions. If circumstances change relating to the various assumptions or conditions used in such estimates Mannatech could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. Mannatech’s critical accounting policies at September 30, 2003 include the following:

•	Inventory carrying value is reviewed and compared to the fair market value of Mannatech’s inventory and any inventory value in excess of fair market value is written down. In addition, Mannatech reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Mannatech’s determination of obsolescence is based on assumptions about demand for its products, product expiration dates, estimated future sales, and management’s future plans. If actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. Inventory value at September 30, 2003 was $6.9 million and includes an inventory reserve of $0.1 million.

•	Mannatech’s property and equipment book value is reviewed for impairment whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. Mannatech’s impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated carrying value. Mannatech believes the expected future cash flows approximate or exceed its net book value; however, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), Mannatech would have to recognize an impairment loss to the extent the net book value of an asset exceeds its fair value. At September 30, 2003, the net book value of Mannatech’s property and equipment was $6.1 million.

•	Mannatech evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. If Mannatech were unable to realize the expected future benefits of its deferred tax assets, it would be required to provide an additional valuation allowance. As of September 30, 2003, Mannatech recorded deferred tax assets of $1.0 million, which is net of a valuation allowance of $2.3 million, related to the net operating losses in Japan.

•	Mannatech defers all of its revenue until its customers receive their shipments. Mannatech also defers a portion of its revenue from the sale of its starter and renewal packs because of a one-year magazine subscription offered in some of its packs. In addition, Mannatech also defers the portion of revenue from each pack that exceeds the total average wholesale value of all individual components included in such packs. Mannatech amortizes its deferred revenue components over twelve months. In the future, Mannatech may change the contents of its packs or its shipping methods, and as a result may be required to defer additional revenue and/or recognize the deferred revenue over a longer period of time.

•	Mannatech capitalizes salaries and consulting fees related to the development of certain qualifying internally-developed software applications including: GlycoScience.com, a scientific web database; Enterprise System, a sales and commission database; and Success Tracker™, a web-based training and marketing tool for its independent associates. Mannatech amortizes such qualifying costs over the estimated useful life of the software application, which is either three or five years. If accounting standards change or if the capitalized software becomes obsolete, Mannatech may be required to write off its capitalized software or accelerate its amortization period. As of September 30, 2003, Mannatech’s capitalized software had a remaining net book value of $0.5 million.

General Summary

Mannatech aggregates its operating segments because it believes it operates as a single reportable segment as a seller of nutritional supplements in six different countries. Mannatech’s management reviews its financial information by country and concentrates its internal reporting and analysis on its pack sales and product sales. Mannatech sells its products through independent associates and distributes its products through similar distribution channels in each country. Each of Mannatech’s operations sells primarily the same products and possesses similar economic characteristics such as similar gross margins.

Mannatech derives its revenues from sales of its products, sales of its starter and renewal packs, and from shipping fees. Substantially all product sales are sold to independent associates at published wholesale prices and sold to members at discounted published retail prices. Mannatech believes the vast majority of its product sales are for personal consumption; however, Mannatech cannot distinguish its personal consumption sales from any of its other sales because it has no involvement in its products after delivery other than usual and customary product returns.

Mannatech periodically changes its starter and renewal packs to meet current market demands. Each of its starter and renewal pack includes some combination of Mannatech’s products and promotional materials. Mannatech tries to offer comparable packs in each country in which it does business; however, because each country has different regulatory guidelines, not all of Mannatech’s packs can be offered in all countries. Consolidated net sales by country, in millions, are as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	Three months ended September 30,				Nine months ended September 30,
	2002		2003		2002		2003
United States	$25.5	73.9%	$33.4	67.2%	$77.8	75.6%	$93.0	68.0%
Canada	3.9	11.3	4.1	8.2	12.4	12.1	12.2	8.9
Australia	1.4	4.0	4.2	8.5	4.6	4.5	10.2	7.5
United Kingdom	0.4	1.2	1.3	2.6	1.1	1.1	2.9	2.1
Japan	2.2	6.4	4.9	9.9	5.8	5.6	13.5	9.9
New Zealand	1.1	3.2	1.8	3.6	1.1	1.1	4.9	3.6

Total	$34.5	100.0%	$49.7	100.0%	$102.8	100.0%	$136.7	100.0%

For the nine months ended September 30, 2003, Mannatech’s foreign operations accounted for one-third of its consolidated net sales, whereas in the same period in 2002, Mannatech’s foreign operations accounted for only one-quarter of its consolidated net sales. Mannatech is considering plans to accelerate its planned international expansion into South Korea to the second half of 2004 and into Taiwan in the first quarter of 2005. In June 2003, Mannatech entered into a consulting agreement with a consultant to help stimulate sales for its Canadian operations. Mannatech believes the increase in its overall consolidated net sales is largely attributable to the following:

•	an increase in its pack sales during 2002 and 2003 related to introducing its annual travel incentive program;

•	an increase in pack and product sales due to the increase in associates and the introduction of its new products: Ambrotose® AO™, GI-Zyme, and GI-Pro;

•	launching its revamped global associate career and compensation plan in September 2002; and

•	initiating strategic personnel changes, including appointing one of its founders as its new CEO and the completion of personnel changes for its international operations.

For the third quarter of 2003, Mannatech reported its highest quarterly pack sales in its ten-year history. For the third quarter of 2003, Mannatech’s quarterly pack sales increased 49.3% to $10.6 million from $7.1 million for the third quarter of 2002. For the third quarter of 2003, Mannatech signed up 32,000 new independent associates and members, which increased the total new associates and members who signed up within the twelve months ended September 30, 2003 to 87,000. In contrast, Mannatech signed up 19,000 new independent associates and members during the third quarter of 2002, which increased the total new associates and members who signed up within the twelve months ended September 30, 2002 to 61,000.

Mannatech believes its annual travel incentive program is uniquely designed to increase the number of independent associates purchasing its products and is also used as a motivational vehicle for retaining its independent associates. Mannatech’s annual travel incentive usually has a qualification period of between four- and seven-months, during which an independent associate qualifies for the annual travel incentive by earning points primarily on the sales of high dollar packs and product purchases, and by achieving the necessary group point volume growth requirements. Under its annual travel incentive program, Mannatech requires its associates to maintain their associate position and its associates are prohibited from subsequently returning any qualifying packs or products, except to subsequently exchange for like-kind products and packs. Mannatech believes its annual travel incentive program has been instrumental in increasing the number of independent associates, as reflected by the 32.6% increase in pack sales for the nine months ended September 30, 2003 compared to the comparable period in 2002. The number of new independent associates and members and the number of continuing independent associates and members who purchased Mannatech’s products within the last twelve months are as follows:

	For the twelve months ended December 31,		For the twelve months ended September 30,
Associates and Members	2002		2002		2003
New	83,000	41.5%	61,000	32.4%	87,000	35.8%
Continuing	117,000	58.5%	127,000	67.6%	156,000	64.2%

Total	200,000	100.0%	188,000	100.0%	243,000	100.0%

Mannatech believes it needs to continue its concentration on increasing its net sales and primarily focuses on the following factors:

•	continuing its product development strategy that includes the recent launch of its new antioxidant product, Ambrotose®AO™, in the United States and Canada in August 2003;

•	continuing the launch of its new digestive products called GI-Zyme and GI-Pro, which were introduced in the United Kingdom in September 2003 and are planned to be launched in the United States and Canada by the first quarter of 2004;

•	continuing its planned international expansion into South Korea and Taiwan;

•	continuing to monitor and refine its global associate career and compensation plan to ensure associates are uniquely compensated; and

•	increasing and maintaining the number of independent associates and members who routinely purchase its products.

Mannatech’s multi-faceted product development strategy targets three primary areas, which are as follows:

•	working to ensure its primary products are available in all countries in which Mannatech conducts business;

•	continuing to develop new products that either complement its existing products or create a new demand for its products; and

•	continuing to monitor and test its existing product formulas to help ensure ingredient integrity, high quality production, efficient potency levels, and economies of scale.

Cost of sales consists of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s independent associates, freight, and occasional reserves and write-offs of inventories. Mannatech’s sales mix of products and packs directly affects its cost of sales and gross profit because products sold have a higher margin than its packs sold. Mannatech’s sales mix can be influenced by the following:

•	changes in Mannatech’s commission and incentive programs;

•	introduction or discontinuation of certain promotional activities;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products; and

•	discontinuation of existing products

Commissions and incentives are paid to Mannatech’s independent associates and directly correlate to its commissionable net sales. Mannatech’s commissionable net sales consist of finished products and pack sales. Mannatech launched its revamped global associate career and compensation plan in September 2002 to motivate and financially reward its independent associates for their efforts. Mannatech’s commission and incentive program is designed to pay commissions and incentives to independent associates for the following:

•	an associate’s placement and position within Mannatech’s overall global plan;

•	the volume of an associate’s direct and indirect commissionable sales; and

•	an associate’s achievement of certain sales levels to qualify for various incentives/compensation programs.

The global associate career and compensation plan allows new and existing independent associates to build their individual global networks by expanding their existing downlines into newly formed international markets rather than requiring independent associates to establish new downlines to qualify for commissions and incentives within each new country. Periodically, Mannatech offers new travel incentives and contests, which are designed to stimulate both its pack and product sales. In the first quarter of 2003, Mannatech launched a travel incentive for its independent associates called “Sun and Salsa in 2003.” The travel incentive allowed independent associates achieving certain sales levels by August 15, 2003 to qualify for a trip for two to Cancun, Mexico, plus a chance to win $5,000 in cash for additional achievements. In September 2003, Mannatech announced that approximately 750 winners qualified for its 2003 Sun and Salsa travel incentive and the incentive is estimated to cost Mannatech approximately $2.2 million, which was accrued as of September 30, 2003.

Operating costs consist of selling and administrative expenses, other operating expenses, non-cash variable accounting charges related to Mannatech’s stock options and warrants, and severance charges to former executives. A brief summary of these costs are as follows:

•	Selling and administrative expenses include a combination of both fixed and variable expenses and consist of compensation and benefits of employees, contract labor, shipping and freight, and marketing-related expenses, such as monthly magazine development costs and hosting Mannatech’s corporate-sponsored events.

•	Other operating costs include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing-related expenses, off-site storage fees, and other miscellaneous operating expenses. For the nine months ended September 30, 2003, other operating expenses included a non-cash charge relating to the variable accounting treatment of certain stock options issued to Deanne Varner and Patrick Cobb and warrants issued to Anthony Canale, three former executives who resigned in 2001. The stock options and warrants were issued in 2001 to replace the stock options to the former executives that would have unexpired with such executive’s resignation. The quarterly non-cash variable accounting charge is recorded as the change between the fair market price of the stock options and warrants multiplied by the number of expired options and warrants available to the former executives. The significant increase in the quarterly charge for 2003 was the result of the increase in Mannatech’s stock price in the second quarter of 2003. The stock price increased from $2.53 per share at March 31, 2003 to $7.50 per share at June 30, 2003. In July and August of 2003, all of the stock options issued to Patrick Cobb and substantially all of the stock options issued to Deanne Varner were exercised. In addition, in the second quarter of 2003, Mannatech recorded a one-time non-cash charge of $0.6 million related to the extension of the term of Robert M. Henry’s 266,667 stock options to the earlier of ten years from date of termination or one year after his death, as set forth in his Separation Agreement.

•	Finally, operating costs include severance charges of $1.4 million related to the resignation of Mr. Henry and two other vice presidents in the second quarter of 2003. The severance charges primarily related to certain compensation due to Mr. Henry through 2005, in accordance with his Separation Agreement. In September 2003, Mannatech also recorded $0.4 million in severance charges related to the resignation of Brad Wayment, its Senior Vice President of Marketing and two other marketing employees. These severance charges also related to compensation, vacation, health insurance, outplacement fees, and title to a leased vehicle.

In October 2003, Mannatech finalized its Separation Agreement with Mr. Wayment and agreed to accelerate the vesting of 16,666 of his remaining unvested stock options. In addition, Mannatech agreed to extend the term of Mr. Wayment’s 100,000 stock options from November 13, 2003 until October 13, 2003. These changes to Mr. Wayments’ stock options resulted in Mannatech recording a one-time non-cash charge of $0.3 million, which will be recorded in other operating costs, in the fourth quarter of 2003.

Income taxes include both domestic and foreign taxes. In 2002, Mannatech’s United States federal statutory tax rate was 34%. This rate is expected to increase to 35% for 2003. Mannatech also expects to pay taxes in Australia and in the United Kingdom at a statutory rate of approximately 30% and expects to pay taxes in Japan at a statutory tax rate ranging between 42% and 48%. A portion of Mannatech’s income from its international operations is subject to taxation in the countries in which it operates. Although Mannatech may receive foreign tax credits that would reduce the amount of United States taxes owed, Mannatech may not be able to fully utilize its foreign tax credits in the United States. Mannatech may incur net operating losses that may not be fully realizable and as a result records a valuation allowance for any expected net operating losses that are not expected to be fully realizable in the future.

Results of Operations

The following table summarizes Mannatech’s operating results as a percentage of net sales for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	17.6	16.4	17.4	16.3
Commissions and incentives	41.8	42.2	42.5	41.6

Gross profit	40.6	41.4	40.1	42.1
Operating expenses:
Selling and administrative expenses	23.2	20.4	23.3	21.4
Other operating costs	16.3	12.3	15.2	13.9
Severance expenses	—	0.8	—	1.3

Income from operations	1.1	7.9	1.6	5.5
Interest income	0.2	0.2	0.2	0.2
Interest expense	0.0	0.0	0.0	0.0
Other income (expense), net	(0.1)	0.4	0.1	0.1

Income before income taxes	1.2	8.5	1.9	5.8
Income taxes	(0.5)	(2.7)	(0.9)	(1.8)

Net income	0.7%	5.8%	1.0%	4.0%

Three months ended September 30, 2003 compared with the three months ended September 30, 2002

Net sales. Net sales increased 44.1%, or $15.2 million, to $49.7 million for the three months ended September 30, 2003 from $34.5 million for the comparable period in 2002. The increase in net sales consisted of the following:

	For the three months ended September 30,		Dollar change	Percentage Change
	2002	2003
	(in millions)
Product sales	$25.9	$36.7	$10.8	41.7%
Pack sales	7.1	10.6	3.5	49.3
Other, including freight	1.5	2.4	0.9	60.0

Total net sales	$34.5	$49.7	$15.2	44.1%

The $10.8 million increase in product sales consisted of the following:

•	a $1.5 million increase related to the 4% product price increase implemented in September 2002;

•	a $1.3 million increase related to the launching of its new products: Ambrotose AO™, GI-Zyme and GI-Pro; and

•	an $8.0 million increase related to an increase in the volume of products sold, some of which is attributable to the increase in the number of associates and members purchasing products.

The $3.5 million increase in pack sales consisted of the following:

•	A $3.2 million increase related to 32,000 new associates who joined Mannatech during the three months ended September 30, 2003 as compared to 19,000 associates and members who joined Mannatech during the three months ended September 30, 2002. Mannatech believes the increase in new associates and members was primarily the result of implementing its global associates career and compensation plan including various contests and travel incentive programs, and the introduction of new products.

•	A $0.3 million increase in renewal packs sold. The dollar increase in renewal packs sold relates to a shift toward the selling of the higher dollar renewal packs. The overall increase was partially offset by a decrease in the number of renewal packs sold, which relates to Mannatech’s revamped global associates career and compensation plan implemented in September 2003. The revamped plan allows Mannatech’s lower-level associates to automatically renew their associate status without having to actually purchase a renewal pack, but the high-level associates are still required to annually purchase a renewal pack, which includes certain promotional and educational materials.

Other sales primarily consisted of freight revenue charged to associates and members. Other sales increased by $0.9 million, which primarily related to the increase in the volume of products and packs sold.

Cost of sales. Cost of sales increased 34.4% to $8.2 million for the three months ended September 30, 2003 from $6.1 million for the comparable period in 2002. The dollar increase was the result of an increase in volume of products and packs sold. As a percentage of net sales, cost of sales decreased to 16.4% for the three months ended September 30, 2003 from 17.6% for the comparable period in 2002. The percentage decrease in cost of sales as a percentage of net sales was primarily due to the favorable impact from implementing the 4% sales price increase in September 2002 on products sold and a change in the mix of products and packs sold, resulting from the increase in the number of new and continuing associates. For the three months ended September 30, 2003, the product mix continued to shift toward a larger increase in product sales, which have a higher margin than pack sales.

Commissions and incentives. Commissions and incentives increased 46.5% to $21.1 million for the three months ended September 30, 2003 from $14.4 million for the comparable period in 2002. The dollar increase was the result of implementing the revamped global associate career and compensation plan, which increased commissions and incentives by $1.0 million and an increase in the volume of commissionable net sales. As a percentage of net sales, commissions and incentives increased to 42.2% for the three months ended September 30, 2003, from 41.8% for the comparable period in 2002. The increase as a percentage of net sales was the result of the change in mix of commissionable net sales and implementing the revamped global associate career and compensation plan.

Gross profit. Gross profit increased 47.1% to $20.6 million for the three months ended September 30, 2003 from $14.0 million for the comparable period in 2002. The dollar increase was the result of an increase in the sales volume and the change in sales mix of products and packs sold. As a percentage of net sales, gross profit increased to 41.4% for the three months ended September 30, 2003 from 40.6% for the comparable period in 2002. The percentage increase was primarily attributable to the change in product and pack mix sold as discussed above.

Selling and administrative expenses. Selling and administrative expenses increased 26.3% to $10.1 million for the three months ended September 30, 2003 from $8.0 million for the comparable period in 2002. As a percentage of net sales, selling and administrative expenses decreased to 20.4% for the three months ended September 30, 2003 from 23.2% for the comparable period in 2002, primarily due to Mannatech’s ability to control fixed costs. The dollar increase was primarily due to the following:

•	a $1.0 million increase in payroll and payroll related expenses related to hiring additional personnel and increasing corporate bonuses that directly correlates to Mannatech’s profitability;

•	a $0.6 million increase in out-bound freight related to the increase in net sales; and

•	a $0.5 million increase in variable marketing expenses, primarily related to an increase in magazine costs, which related to the increase in the number of associates and members.

Other operating costs. Other operating costs increased 8.9% to $6.1 million for the three months ended September 30, 2003 from $5.6 million for the comparable period in 2002. As a percentage of net sales, other operating costs decreased to 12.3% for the three months ended September 30, 2003 from 16.3% for the comparable period in 2002. The dollar increase was primarily due to the following:

•	a $0.3 million increase in legal and consulting fees related to beginning to explore operating in South Korea and Taiwan, working with a consultant to expand Mannatech’s presence in Canada, and beginning the planning and design phase of developing Mannatech’s new sales and commission database;

•	a $0.4 million increase in variable operating expenses related to an increase in net sales, including credit card fees, utilities, repair and maintenance, and royalties;

•	partially offset by a decrease of ($0.2 million) in depreciation related to fully depreciating some of Mannatech’s fixed assets.

Severance expenses. In the third quarter of 2003, Mannatech accrued $0.4 million related to severance expenses for Brad Wayment and two other marketing employees. The expenses relate to compensation, accrued vacation, health insurance, outplacement fees, and title to a leased vehicle.

Interest income. Interest income increased 11.0% to $81,000 for the three months ended September 30, 2003 from $73,000 for the comparable period in 2002. The dollar increase was primarily related to an increase in the yield on its average investments.

Interest expense. Interest expense increased 183.3% to $17,000 for the three months ended September 30, 2003 from $6,000 for the comparable period in 2002. The dollar increase was primarily related to Mannatech using part of its master operating lease line of credit.

Other income (expense), net. Other income (expense), net consists primarily of foreign currency translation adjustments related to Mannatech’s foreign operations. Other income (expense), net increased to $223,000 for the three months ended September 30, 2003 from ($34,000) for the comparable period in 2002. The change in other income (expense), net primarily consisted of currency translation exchange gains and losses.

Income taxes. Income taxes increased to $1.3 million for the three months ended September 30, 2003 from $0.2 million for the comparable period in 2002 due to the increase in Mannatech’s profitability. Mannatech’s effective tax rate decreased to 31.5% for the three months ended September 30, 2003 from 45.4% for the comparable period in 2002. Mannatech’s effective tax rate decreased because of the expected shift in income mix between its domestic and its foreign operations and the reversal of part of its valuation allowances for the use of prior year’s net operating losses from its Japan subsidiary.

Net income. Net income increased 135.0% to $2.9 million for the three months ended September 30, 2003 from $0.2 million for the comparable period in 2002. Earnings per share for the three months ended September 30, 2003 increased 1000.0% to $0.11 per diluted share as compared to $0.01 per diluted share for the comparable period in 2002. As a percentage of net sales, net income increased to 5.8% for the three months ended September 30, 2003 from 0.7% for the comparable period in 2002. The increase was primarily the result of the increase in net sales and Mannatech’s ability to control expenses.

Nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

Net sales. Net sales increased 33.0%, or $33.9 million, to $136.7 million for the nine months ended September 30, 2003 from $102.8 million for the comparable period in 2002. The increase in net sales consisted of the following:

	For the nine months ended September 30,		Dollar Change	Percentage change
	2002	2003
	(in millions)
Product sales	$76.8	$101.8	$25.0	32.6%
Pack sales	21.8	28.9	7.1	32.6
Other, including freight	4.2	6.0	1.8	42.9

Total net sales	$102.8	$136.7	$33.9	33.0%

The $25.0 million increase in product sales consisted of the following:

•	a $5.2 million increase related to the 4% product price increase implemented in September 2002;

•	a $1.3 million increase related to the launching of its new products: Ambrotose AO™ , GI-Zyme, and GI-Pro; and

•	a $14.5 million increase related to the increase in the volume of products sold, some of which is attributable to the increase in the number of associates and members purchasing products.

The $7.1 million increase in pack sales consisted of the following:

•	An $8.2 million increase in pack sales related to the increase of 63,000 new associates who joined Mannatech during the nine months ended September 30, 2003 as compared to 44,000 new associates and members that joined Mannatech during the nine months ended September 30, 2002.

•	This increase was partially offset by a ($1.1 million) decrease in renewal packs sold. The decrease is the result of revamping Mannatech’s global associate career and compensation plan in September 2002, so that its lower-level associates are not required to purchase a renewal pack, but its high-level associates are required to purchase an annual renewal pack, which includes certain updated promotional and educational materials.

Other sales primarily consist of freight revenue from associates and members. Other sales increased by $1.8 million, which primarily related to the increase in the sales volume of products and packs sold.

Cost of sales.Cost of sales increased 24.6% to $22.3 million for the nine months ended September 30, 2003 from $17.9 million for the comparable period in 2002. The dollar increase was the result of an increase in volume of products and packs sold. As a percentage of net sales, cost of sales decreased to 16.3% for the nine months ended September 30, 2003 from 17.4% for the comparable period in 2002. The percentage decrease in cost of sales as a percentage of net sales was primarily due to the favorable impact from implementing the 4% sales price increase on products sold in September 2002 and the shift in product and pack mix sold toward a larger dollar increase in product sales, which have a higher margin than pack sales.

Commissions and incentives. Commissions and incentives increased 30.2% to $56.9 million for the nine months ended September 30, 2003 from $43.7 million for the comparable period in 2002. The dollar increase was the result of implementing the revamped global associate career and compensation plan, an increase in the volume of commissionable net sales, and an increase in the number of associates. As a percentage of net sales, commissions decreased to 41.6% for the nine months ended September 30, 2003 from 42.5% for the comparable period in 2002. The decrease as a percentage of net sales was the result of the change in mix of commissionable net sales and implementing the revamped global associate career and compensation plan.

Gross profit. Gross profit increased 39.6% to $57.5 million for the nine months ended September 30, 2003 from $41.2 million for the comparable period in 2002. The dollar increase was the result of an increase in net sales and a change in mix of products and packs sold. As a percentage of net sales, gross profit increased to 42.1% for the nine months ended September 30, 2003 from 40.1% for the comparable period in 2002. The percentage increase was primarily attributable to the decrease in cost of sales and commissions as a percentage of net sales primarily due to the change in product and pack mix sold as discussed above.

Selling and administrative expenses. Selling and administrative expenses increased 22.2% to $29.2 million for the nine months ended September 30, 2003 from $23.9 million for the comparable period in 2002. As a percentage of net sales, selling and administrative expenses decreased to 21.4% for the nine months ended September 30, 2003 from 23.3% for the comparable period in 2002, primarily related to Mannatech’s ability to control fixed costs. The dollar increase was primarily due to the following:

•	a $2.3 million increase in payroll and payroll related expenses related to hiring additional personnel and increasing bonuses that directly correlates to Mannatech’s profitability;

•	a $1.6 million increase in out-bound freight related to the increase in net sales; and

•	a $1.4 million increase in variable marketing expenses, primarily related to an increase in magazine costs, which related to the increase in the number of associates and members.

Other operating costs. Other operating costs increased 21.8% to $19.0 million for the nine months ended September 30, 2003 from $15.6 million for the comparable period in 2002. As a percentage of net sales, other operating costs decreased to 13.9% for the nine months ended September 30, 2003 from 15.2% for the comparable period in 2002. The dollar increase was primarily due to the following:

•	a one time non-cash charge of $0.6 million related to extending the term of Mr. Henry’s stock options, as set forth in his Separation Agreement;

•	a $0.6 million increase related to the non-cash charge for the variable accounting charge of certain stock options and warrants previously discussed;

•	a $0.5 million increase in travel expenses related to an increase in international travel; and

•	the remaining $1.7 million increase in variable operating expenses including offsite storage fees, credit card fees, utilities, repair and maintenance, and royalties, all related to the increase in net sales.

Severance expenses. Mannatech recorded $1.8 million related to severance expenses for former employees, which consisted of the following:

•	$1.3 million related to the cancellation of Mr. Henry’s employment agreement in April 2003;

•	$0.3 million related to Mannatech and Mr. Wayment entering into a separation agreement as previously discussed; and

•	$0.2 million related to the resignation of various other employees in 2003.

Interest income. Interest income decreased (1.8%) to $214,000 for the nine months ended September 30, 2003 from $218,000 for the comparable period in 2002. The dollar decrease was primarily related to a decrease in the average yield on its investments.

Interest expense. Interest expense increased 16.7% to $21,000 for the nine months ended September 30, 2003 from $18,000 for the comparable period in 2002. The dollar increase was primarily related to Mannatech using part of its master operating lease line of credit.

Other income (expense), net. Other income (expense), net consists primarily of foreign currency translation adjustments related to Mannatech’s foreign operations. Other income (expense), net increased to $232,000 for the nine months ended September 30, 2003 from $15,000 for the comparable period in 2002. The increase in other income (expense), net was primarily due to currency translation exchange gains and losses.

Income taxes. Income taxes increased to $2.4 million for the nine months ended September 30, 2003 from $0.9 million for the comparable period in 2002 due to the increase in Mannatech’s profitability. Mannatech’s effective tax rate decreased to 30.8% for the nine months ended September 30, 2003 from 44.7% for the comparable period in 2002. Mannatech’s effective tax rate decreased because of the expected shift in the income mix between its domestic and its foreign operations and the reversal of part of its valuation allowances for the use of prior year’s net operating losses from its Japan subsidiary.

Net income. Net income increased 400.0% to $5.5 million for the nine months ended September 30, 2003 from $1.1 million for the comparable period in 2002. Earnings per share for the nine months ended September 30, 2003, increased 425.0% to $0.21 per diluted share as compared to $0.04 per diluted share for the comparable period in 2002. The dollar increase was primarily the result of the increase in net sales and Mannatech’s ability to control expenses, partially offset by recording $1.8 million in severance charges, and $1.1 million in non-cash stock option and warrant charges related to former executives. As a percentage of net sales, net income increased to 14.0% for the nine months ended September 30, 2003 from 1.0% for the comparable period in 2002, which primarily related to a 33.0% increase in net sales, partially offset by a 2.1% increase in operating expenses related to recording severance costs for former executives.

Liquidity and Capital Resources

Mannatech’s principal use of funds is to pay operating expenses, including commissions and incentives, capital expenditures, and inventory purchases. Historically, Mannatech has generally funded its business objectives, working capital, and operations primarily through reliance on its cash flows from operations rather than incurring long-term debt. Mannatech plans to continue to fund its business objectives, working capital, and operations primarily through its cash flows from operations; however, in March 2003 Mannatech established a $2.0 million line of credit and a $0.8 million master-operating lease to help fund any unanticipated shortfalls in its cash flows. In 2004, Mannatech plans to fund its design and implementation of its new sales and commission database, which could cost up to $4.0 million, through an established credit line.

Cash and cash equivalents and investments. Mannatech’s cash, cash equivalents, and investments increased by $9.5 million to $27.2 million at September 30, 2003 from $17.7 million at December 31, 2002 due to the increase in net sales and operating profits, partially offset by restricting $2.1 million in cash for its unused line of credit.

Working Capital. Mannatech’s working capital increased to $10.9 million at September 30, 2003 from $9.5 million at December 31, 2002. The $1.4 million increase in working capital was primarily attributable to the increase in cash and inventory levels due to an increase in sales. Working capital also increased because of an increase in prepaid expenses related to renewing insurance premiums, partially offset by an increase in accrued expenses related to the timing of receiving inventory.

Mannatech’s cash flows consist of the following:

	For the nine months ended September 30,
Provided by (Used in):	2002	2003
	(in millions)
Operating activities	$3.4	$10.5
Investing activities	$(1.2)	$(14.7)
Financing activities	$(0.6)	$(1.4)

Operating activities. For the nine months ended September 30, 2002, operating activities primarily consisted of $4.1 million in earnings before depreciation and amortization, a $2.9 million decrease in inventories, and a $0.4 million decrease in prepaid expenses and other current assets, partially offset by the decrease in operating expense accruals of ($2.7 million) and severance of ($1.6 million).

For the nine months ended September 30, 2003, operating activities primarily consisted of $7.9 million in earnings before depreciation and amortization and a $0.9 million charge related to recording the tax benefit of exercising stock options. Operating activities also consisted of a $2.4 million increase in accounts payable and accrued expenses related to the increase in net sales and receiving inventory, and $1.7 million in variable option charges for former executives. These operating activities were partially offset by a ($1.3 million) increase in inventory and a ($1.5 million) increase in prepaid expenses related to the increase in annual insurance premiums. Mannatech believes it minimizes its inventory levels without jeopardizing anticipated sales and has kept its operating costs relatively constant, which resulted in an improvement of its overall inventory turnover ratio to 4.8 for the nine months ended September 30, 2003 from 3.5 for the comparable period in 2002.

Investing activities. For the nine months ended September 30, 2002, investing activities consisted of $0.9 million in capital asset additions primarily related to internally-developed computer software and restricting $0.3 million in cash as collateral as required by the master operating lease.

For the nine months ended September 30, 2003, investing activities primarily consisted of restricting cash of $2.1 million as collateral for its line of credit, acquiring $0.8 million of new computer hardware and acquiring $12.0 million in investments. Mannatech estimates it will purchase approximately $0.7 million in additional computer hardware and software during the remainder of 2003. Mannatech is also planning to design changes for its new sales and commission database, which it estimates will cost between $2.0 and $4.0 million. Mannatech plans to begin implementing this new system by the end of 2004.

Financing activities. For the nine months ended September 30, 2002, financing activities consisted of the repayment of capital leases and notes payable. For the nine months ended September 30, 2003, financing activities consisted of $1.5 million in cash proceeds from the exercise of 587,699 employee and director stock options, which was partially offset by the repayment of a capital lease and a note payable of ($0.1 million).

General liquidity and cash flows. For the three and nine months ended September 30, 2003, Mannatech generated positive cash flows from its operations and believes that at September 30, 2003, its existing liquidity and cash flows from operations, including current cash-on-hand and investments totaling $27.2 million and its access to a $2.0 million unused line of credit should be adequate to fund its business operations, commitments and planned international expansion for the next twelve months. Mannatech plans to obtain a line of credit of up to $4.0 million to fund its design and implementation of its new sales and commission database. Mannatech believes most of its expenses are primarily variable in nature and, as a result, any reduction in its revenues should result in a reduction of its future cash flow needs. However, if Mannatech’s existing capital resources or cash flows become insufficient to meet its current business plans and existing capital requirements, Mannatech would be required to raise additional funds, which may not be available on favorable terms, if at all.

Mannatech’s Board periodically reviews and recommends changes to its policies regarding certain aspects of Mannatech’s business philosophies and objectives including Mannatech’s investment and dividend policies.

Mannatech’s existing commitments and contractual obligations include the following:

•	funding the remaining $0.2 million in payments related to the resignations of former executives in 2001, funding $0.9 million of payments related to Robert Henry’s resignation in April 2003, and funding $0.4 million related to the resignation of Brad Wayment and two other employees in October 2003;

•	funding the non-compete payments to Dr. H. Reginald McDaniel, a former medical director, of $225,000, payable in monthly installments of $25,000 through June 2004;

•	funding the remaining payment of $1.4 million related to Mannatech’s annual travel incentive program for associates;

•	purchasing capital assets of $0.7 million for the remainder of 2003; and

•	funding various operating leases for building and equipment rentals of $3.6 million through 2007.

In addition to Mannatech’s accounts payable and accrued expenses, Mannatech’s approximate future maturities of its existing contractual obligations and commitments are as follows:

	For the three months ended December 31,	For the twelve months ended December 31,				Total
	2003	2004	2005	2006	2007
		(in thousands)
Severance payments to former executives	$489	$765	$341	$—	$—	$1,595
Non-compete payments to Dr. McDaniel	75	150	—	—	—	225
Payment of the annual travel incentive program for associates	1,400	—	—	—	—	1,400
Purchasing capital assets	700	—	—	—	—	700
Minimum rental commitment related to noncancellable operating leases	405	1,163	937	806	303	3,614

Totals contractual obligations and commitments	$3,069	$2,078	$1,278	$806	$303	$7,534

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

Mannatech has no present contractual obligations or commitments with respect to expanding its operations into South Korea by the second half of 2004 and into Taiwan by the first quarter of 2005; however, Mannatech estimates that it will have to purchase up to $2.4 million in capital assets and spend up to $2.5 million related to its planned expansion into these countries in 2004 and 2005.

Off–balance sheet and other contractual arrangements. Mannatech does not utilize off-balance sheet financing arrangements and had no such arrangements as of September 30, 2003. Mannatech does finance the use of certain facilities and equipment under various operating lease agreements. As of September 30, 2003, the total future minimum lease payments under such arrangements totalled $3.6 million and are properly not reflected in our consolidated balance sheets.

In March 2003, Mannatech established a one-year, $2.0 million line of credit with J.P Morgan/Chase Bank, which had not been utilized through November 1, 2003. The line of credit was established to strengthen Mannatech’s credit rating and fund any unanticipated operating deficiencies.

Since 1994, Mannatech has maintained a purchase commitment agreement with its supplier of Manapol®. Currently the purchase commitment requires Mannatech and its manufacturers to collectively purchase a minimum of $0.2 million per month of Manapol® through October 2004. Presently Mannatech’s manufacturers’ monthly purchases of Manapol® have met or exceeded the monthly-required commitment of $0.2 million and are projected to continue to meet the required minimum monthly purchase commitment through October 2004.

Recent Accounting Pronouncements

SFAS 143. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations.” SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the related asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset and to be amortized over the life of the lease. On January 1, 2003, Mannatech adopted SFAS 143, which resulted in an increase in its leasehold improvements and long-term liabilities of $250,000 for the estimated restoration costs of its Japanese leased facilities. Mannatech believes the cumulative effect of this adjustment was insignificant.

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

FIN 46. In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 is effective for variable interest entities created after January 31, 2003 and is required to be adopted for variable interest entities that existed prior to February 1, 2003 by December 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of this interpretation is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

SFAS 149.In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and the related implementation guidance and is effective for contracts entered into or modified after September 30, 2003, except for hedging relationships designated after September 30, 2003. SFAS 149 clarifies the definition of a derivative and amends the financial accounting and reporting required for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In addition, SFAS 149 improves the financial reporting requirements by requiring a more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of this standard did not have a significant impact on Mannatech’s financial condition, results of operations, or cash flows.

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

Forward-Looking Statements

Certain disclosure and analysis included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” “Other Information,” “Notes to Consolidated Financial Statements”, and elsewhere in this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, and are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements, other than statements of historical fact, are considered forward-looking statements and only reflect the current view of Mannatech about future events and its financial performance. These forward-looking statements are subject to certain events, risks and uncertainties that may be outside Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	existing capital resources, cash flows, and the line of credit being adequate to fund Mannatech’s future cash needs;

•	management’s plans and objectives for Mannatech’s future operations;

•	the realization of deferred tax assets;

•	the expected future cash flows of Mannatech’s assets exceeding the net book value of such assets;

•	the planned design and implementation of Mannatech’s new sales and commission database costing up to $4.0 million;

•	the impact of market changes due to Mannatech’s exposure to foreign currency translations;

•	the planned impact of Mannatech’s international operations accounting for an increasing percentage of its consolidated net sales;

•	the future planned opening of new operations in South Korea and Taiwan;

•	the impact of Mannatech’s product development strategy;

•	the introduction of new products;

•	Mannatech’s ability to continue to offer innovative incentives in the future;

•	changes to Mannatech’s global career and compensation plan and their effect on Mannatech’s operations;

•	recent accounting pronouncements having any significant impact on Mannatech’s financial condition, changes in financial conditions, results of operations or cash flows;

•	the outcome of present or future regulatory and litigation matters;

•	the expected income tax rates; and

•	the establishment of certain policies, procedures, and internal processes to combat exposure to market risk.

Actual results and developments could materially differ from those expressed in, or implied by, such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;

•	future manufacturing costs remaining unchanged;

•	the impact of any existing or future changes to Mannatech’s global career and compensation plan;

•	the retention and expansion of Mannatech’s independent associates and members;

•	timely development and acceptance of new products or refinements of existing products;

•	the markets for Mannatech’s domestic and international operations, including expanding into other countries;

•	the statutory tax rates remaining unchanged;

•	the impact of new competition and competitive products and pricing;

•	the political, social and economic climate in which Mannatech conducts its operations; and

•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “hopes,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “potential,” “projects,” “in the future,” or “continue” or the negative of such terms and other comparable terminology. Readers are cautioned when considering these forward-looking statements to keep in mind these risks and uncertainties and any other cautionary statements in this report as all of such statements contained herein speak only as of the date of this report.

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

Mannatech is exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect Mannatech’s financial results. Changes in exchange rates could positively or negatively affect its financial results as expressed in United States dollars. When the United States dollar strengthens against currencies in which products are sold or weakens against currencies in which Mannatech incurs costs, net sales or costs could be adversely affected.

Mannatech has established policies, procedures, and internal processes that it believes help monitor any significant market risk. Mannatech currently does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations, and projected transactions denominated in foreign currencies. Mannatech cautions that it cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial condition, results of operations, or cash flows. However, to combat such risk, Mannatech closely monitors current fluctuations for exposure to such market risk. The foreign currencies in which Mannatech currently has exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, and New Zealand. The low and high currency exchange rates to the United States dollar, for each of these countries, for the nine months ended September 30, 2003 are as follows:

Country/Currency	Low	High
Australia/Dollar	$0.56150	$0.68150
Canadian/Dollar	$0.63370	$0.75010
Japan/Yen	$0.00823	$0.00898
New Zealand/Dollar	$0.52290	$0.59630
United Kingdom/British Pound	$1.55430	$1.68540

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in, or additions to, the legal proceedings previously reported in Mannatech’s Annual Report on Form 10-K (File No. 000-24657) for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 and in its Form 10-Q (File No. 000-24657) for the second quarter of 2003, filed with the Securities and Exchange Commission on August 14, 2003.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On August 7, 2003, Mannatech entered into a new two-year Employment Agreement and a separate Royalty Agreement with Dr. Bill H. McAnalley, its Chief Science Officer. Under the terms of the Employment Agreement, Mannatech agreed to pay Dr. McAnalley a specified annual salary and the greater of his annual royalties or an annual executive bonus. Mannatech does not anticipate Dr. McAnalley’s annual royalties to exceed his annual executive bonus for 2003. Either party may cancel the Employment Agreement; however, if Mannatech cancels the Employment Agreement without cause, Mannatech would be required to pay Dr. McAnalley’s minimum salary either for the remaining duration of the Employment Agreement or for twelve months, whichever is longer. Under the Royalty Agreement, Mannatech is required to pay Dr. McAnalley or his heirs royalties that are based on the increase in product sales volume. This Royalty Agreement is effective during the course of Dr. McAnalley’s employment plus ten years thereafter.

On August 7, 2003, Mannatech amended and restated its 1997, 1998 and 2000 stock option plans. The amendments related to clarification of certain language, set limits on the number of options granted to any one employee.

In September 2003, Mannatech recorded a severance charge of $0.3 million related to the resignation of Mr. Brad Wayment, its Senior Vice President of Marketing. Subsequently, in October 2003, Mannatech entered into an agreement with Mr. Wayment whereby Mannatech agreed to accelerate the vesting period for 16,666 of Mr. Wayment’s stock options and to extend the term of Mr. Wayment’s 100,000 stock options from November 14, 2003 until October 13, 2004. The change in Mr. Wayment’s stock options resulted in Mannatech recording an additional non-cash compensation charge of $0.3 million, in the fourth quarter of 2003.

On October 15, 2003, Mannatech’s Board of Directors changed certain members of its committees because of the appointment of Ms. Wier and the resignation of Mr. Zimmerman to the Board. The memberships of Mannatech’s Board and its Committees are as follows:

Board Member	Audit	Compensation	Executive	Nominating/ Governance	Qualified Legal Compliance	Science

Samuel Caster – Chairman			X	(1)		X
J. Stanley Fredrick – Lead Director	(1)	X*	X*	X*
Dr. John Axford						X*
Gerald Gilbert	X	X		X	X*	X
Alan Kennedy	X	X		X	X	X
Terry Persinger			X			X
Ray Robbins			X			X
Patricia Wier	X*	X			X

*	Chairman
(1)	Nonvoting member

On November 6, 2003, Mannatech promoted Eileen Vennum to Senior Vice President from Vice President of GlycoScience Information. Ms. Vennum joined Mannatech in 1997 as Director of Regulatory Affairs and since then has served in various capacities in Mannatech’s Research and Development department. Prior to joining Mannatech, Ms. Vennum served as a Director of Regulatory Affairs, Document Control and Technical Editor for Carrington Laboratories, Inc. a public pharmaceutical research, development and manufacturing company. Ms. Vennum holds a Regulatory Affairs Certified designation from the Regulatory Affairs Professional Society.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

3.1		Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2		Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1		Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1		Employment Agreement dated August 7, 2003, between Mannatech and Dr. Bill H. McAnalley, incorporated herein by reference to Exhibit 10.3 in Mannatech’s Form 10-Q (File No. 000-024657) filed with the Commission on August 14, 2003.

10.2		Royalty Agreement dated August 7, 2003, between Mannatech and Dr. Bill H. McAnalley, incorporated herein by reference to Exhibit 10.4 in Mannatech’s Form 10-Q (File No. 000-024657) filed with the Commission on August 14, 2003.

10.3		Separation Agreement dated October 14, 2003, between Mannatech and Brad Wayment, incorporated herein by reference to Exhibit 99.2 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on October 20, 2003.

10.4	*	Amended and Restated 1997 Stock Option Plan dated August 7, 2003.

10.5	*	Amended and Restated 1998 Stock Option Plan dated August 7, 2003.

10.6	*	Amended and Restated 2000 Stock Option Plan dated August 7, 2003.

10.7	*	Lock up Agreement between Mannatech and J. Stanley Fredrick dated November 6, 2003.

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herewith.

(b)	Reports on Form 8-K.

On August 13, 2003, Mannatech filed a Form 8-K (File No. 000-24657) with the SEC in connection with the announcement of its second quarter 2003 earnings.

On October 14, 2003, Mannatech filed a Form 8-K (File No. 000-24657) with the SEC in connection with (1) the resignation of Brad G. Wayment as its Senior Vice President of Marketing, and (2) in connection with the resignation of Jules Zimmerman from its Board of Directors, and (3) naming Patricia A. Wier as its new Board member, Chairman of its Audit Committee and member of its Compensation Committee.

On November 10, 2003, Mannatech filed a Form 8-K (File No. 000-24657) with the SEC in connection with the announcement of its third quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNATECH, INCORPORATED

November 14, 2003	/S/ SAMUEL L. CASTER
Samuel L. Caster Chief Executive Officer and Chairman of the Board (principal executive officer)

November 14, 2003	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher Senior Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

3.1		Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2		Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1		Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1		Employment Agreement dated August 7, 2003, between Mannatech and Dr. Bill H. McAnalley, incorporated herein by reference to Exhibit 10.3 in Mannatech’s Form 10-Q (File No. 000-024657) filed with the Commission on August 14, 2003.

10.2		Royalty Agreement dated August 7, 2003, between Mannatech and Dr. Bill H. McAnalley, incorporated herein by reference to Exhibit 10.4 in Mannatech’s Form 10-Q (File No. 000-024657) filed with the Commission on August 14, 2003.

10.3		Separation Agreement dated October 14, 2003, between Mannatech and Brad Wayment, incorporated herein by reference to Exhibit 99.2 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on October 20, 2003.

10.4	*	Amended and Restated 1997 Stock Option Plan dated August 7, 2003.

10.5	*	Amended and Restated 1998 Stock Option Plan dated August 7, 2003.

10.6	*	Amended and Restated 2000 Stock Option Plan dated August 7, 2003.

10.7	*	Lock up Agreement between Mannatech and J. Stanley Fredrick dated November 6, 2003.

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herewith.