Form 10-K
period 2003-12-31
MANNATECH INC
filed 2004-03-15
CIK 1056358

2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Title of each class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $33,127,700. The number of shares of the Registrant’s common stock outstanding as of March 8, 2004 was 26,323,052 shares.

Documents Incorporated by Reference

Mannatech incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for the Registrant’s 2003 annual shareholders’ meeting to be filed pursuant to Regulation 14A on or before April 29, 2004.

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

Special Note Regarding Forward-Looking Statements

Certain disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance or other statements other than statements of historical fact are considered forward-looking statements and reflect the current views about the future events and financial performance of Mannatech, Incorporated, also referred to herein as Mannatech or the Company. These forward-looking statements are subject to certain events, risks, and uncertainties that may be outside Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	management’s plans and objectives for Mannatech’s future operations;

•	existing cash flows being adequate to fund future capital needs;

•	future plans related to budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	the realization of Mannatech’s net deferred tax assets;

•	Mannatech’s ability to curtail its operating expenditures;

•	global statutory tax rates remaining unchanged;

•	the impact of future market changes due to exposure to foreign currency translations;

•	the possibility of certain policies, procedures, and internal processes minimizing Mannatech’s exposure to market risk;

•	the impact of accounting pronouncements on Mannatech’s financial condition, results of operations, or cash flows;

•	the outcome of regulatory and litigation matters; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	expected growth in the nutritional supplements industry;

•	plans for expected future product development;

•	changes in product mix and/or manufacturing costs;

•	the future impact of any changes to Mannatech’s global associate career and compensation plan or incentives;

•	the ability to attract and retain associates and members;

•	regulatory changes that affect Mannatech’s operations and/or products;

•	the impact of competition, competitive products, and pricing;

•	the political, social, and economic climate in which Mannatech conducts its operations; and

•	the risk factors described in this report, as well as other reports filed by Mannatech with the Securities and Exchange Commission.

Forward-looking statements generally can be identified by use of phrases or terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “projects,” “potential,” and “continues” or other similar words or the negative of such terms and other comparable terminology. Similarly, descriptions of Mannatech’s objectives, strategies, plans, goals, or targets contained herein are also considered forward-looking statements. Readers are cautioned when considering these forward-looking statements to keep in mind these risks and uncertainties and any other cautionary statements in this report, as all of the forward-looking statements contained herein speak only as of the date of this report.

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

General

Mannatech began operations in 1993 and is a developer of innovative, high-quality, proprietary nutritional supplements, topical products, and weight-management products. Mannatech sells its products and packs through a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. Mannatech plans to expand into South Korea in the second half of 2004 and Taiwan in the first quarter of 2005. Mannatech operates as a single segment and primarily sells its products and starter and renewal packs through a network of approximately 264,000 independent associates and members who have purchased Mannatech’s products within the last 12 months.

Mannatech’s product philosophy is based on the belief that specific carbohydrates and antioxidants are essential to maintain a healthy immune system and that food alone does not provide the amount of essential nutrients the body needs for optimal cell-to-cell communication or to combat the harmful free radicals found in today’s environment, including pollutants in the air, food, and water. Based on certain scientific advances in the emerging field of phytochemistry, Mannatech has formulated high-quality, primarily naturally-occurring, plant-derived, carbohydrate-based products that work through the body’s normal physiology rather than developing synthetic-based products that are easily duplicated and considered less effective. Phytochemistry is defined as certain naturally-occurring components of various plants, known as “phytochemicals,” that are believed to help support and maintain optimal health and wellness.

Throughout its ten-year history, Mannatech has developed proprietary, quality-driven ingredients. Mannatech’s proprietary product history began in November 1993 with the development of its first products that contained Manapol®, an ingredient that helps cell-to-cell communication. Manapol® is also included in Mannatech’s proprietary-blend of glyconutrients called Ambrotose® Complex, which was introduced in 1996. Ambrotose® Complex combines naturally-occurring monosaccharides and polysaccharides and contains specific sugars essential to help support optimal cell-to-cell communication. Ambrotose® Complex is a key compound found in all but one of Mannatech’s 32 different products. In addition, in 2001 Mannatech broadened its proprietary ingredients by developing Ambroglycin™, which is a balanced food-mineral matrix supplement that delivers certain vitamins, chelated minerals, trace minerals, antioxidant co-factors, and Ambrotose® Complex to the body. Finally, in 2003, Mannatech introduced a proprietary, patent-pending, antioxidant blend called MTech AO Blend™, which is found in Mannatech’s new antioxidant product called Ambrotose AO™.

Mannatech believes network-marketing is an effective communication channel for its business and products. Network-marketing allows Mannatech to effectively educate consumers about the unique potential benefits of its proprietary products, as well as the unique science of its products. Additionally, Mannatech believes network-marketing allows it to introduce products into the marketplace more quickly and at a lower cost than other more conventional marketing methods. Further, Mannatech believes network-marketing allows its independent associates to supplement their income and develop financial freedom by building their own businesses.

Mannatech’s highlights for 2003 and early 2004 include the following:

•	celebrating its ten-year anniversary;

•	reporting its highest quarterly and annual results in 2003;

•	significantly improving its overall financial performance;

•	shipping its ten-millionth product order;

•	strengthening its management team by adding Steven Lemme as its Senior Vice President of Sales and Marketing and appointing its Chairman and co-founder, Samuel L. Caster as Chief Executive Officer;

•	introducing three new products, Ambrotose AO™, GI-Zyme™, and GI-Pro™;

•	developing a new ingredient, MTech AO Blend™ for its antioxidant product;

•	planning the expansion of its foreign operations into South Korea and Taiwan; and

•	declaring a cash dividend in January 2004 for its shareholders of record on February 20, 2004.

Since its initial public offering in February 1999, Mannatech’s common stock has traded on the Nasdaq National Market under the symbol “MTEX.” Information for each of Mannatech’s most recent five fiscal years, with respect to the amounts of net sales, results of operations, and identifiable assets is set forth in “Item 6. – Selected Financial Data” of this report.

Mannatech’s principal executive offices are located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019 and its telephone number is (972) 471-7400. Mannatech’s corporate filings can be viewed on its corporate website at www.mannatech.com or obtained by contacting its investor relations department at (972) 471-6512 or IR@mannatech.com.

Industry Overview

Nutrition Industry

According to the Nutrition Business Journal, the United States Nutrition Industry reported revenues of $58 billion in 2002, which consisted of 35% of the revenue related to functional foods, 32% related to nutritional supplements, 25% related to natural and organic foods, and 8% related to natural personal care. Of the $58 billion reported in revenues, 53% of the revenues were reported from retail and mass marketers, 32% from natural health food retailers, 9% from direct marketing channels, 3% from mail order and the Internet, and 3% from practitioners. For 2004 through 2008, the Nutrition Business Journal is predicting the nutrition industry to grow at an annual rate of between 5% and 7%, of which nutritional supplements are expected to grow between 3% and 5%. The continued reported growth rate of over 7% for the nutrition industry in 2002 attributed to the interest by the United States government in making nutritional information more available to the public and in reducing health care spending through disease prevention. In addition, the growth can be attributed to the combination of rising costs of health care, general aging of the population and the United States population becoming better educated on the health benefits of nutrition and its role in one’s optimal health and wellness.

In the last decade, the nutrition industry experienced explosive growth primarily resulting from the United States Congress passing the Dietary Supplement Health and Education Act of 1994, called the DSHEA Act of 1994. The DSHEA Act of 1994 encouraged manufacturers and retailers to provide full information about responsible use of its products and allowed companies to use this information in media campaigns. In addition, the DSHEA Act of 1994 allowed consumers to obtain education and information about the health benefits associated with specific ingredients found in dietary supplements and the effective health benefits and latest science-based information about certain products.

In addition to the United States Nutrition Industry, the Euromonitor is predicting various foreign dietary supplement markets to grow between 1% to 5% per year in 2004 through 2007. This growth in nutritional supplements in foreign markets is largely attributable to the following:

•	the boom of the Internet and information available to consumers;

•	the rising cost of health care;

•	the general aging of the population; and

•	the passage of regulatory acts in foreign markets that are similar to those in the United States.

Direct Selling Industry

Several years ago, supplement manufacturers avoided direct selling channels. However, in today’s marketplace, many manufacturers and consumers consider direct-selling as a legitimate channel for selling products. In addition, investment analysts have begun paying more attention to direct marketing companies. Recently there has been an influx of prominent investors investing in direct marketing companies, which helps provide direct marketing companies with more credibility in the marketplace. For example, in 2002 Warren Buffett acquired a network-marketing vendor of kitchen products. Other investment capital groups have also invested in direct selling companies and large corporations have diversified their marketing strategy by entering the direct marketing arena. Mannatech does not currently have any plans to liquidate all of its holdings to any investment group; however, Mannatech has no control over who acquires its stock in the open marketplace.

According to the Direct Selling Association, in 2002, United States direct sales totaled $28.7 billion, which was an increase of 4% from the prior year of $27.6 billion. Of the $28.7 billion, 15.5% of sales related to wellness products and 28.2% related to personal care products. In addition, the Direct Selling Association estimates that over 56% of the United States population, or more than 13 million people, have purchased goods or services through a direct selling channel. According to the Nutrition Business Journal, in 2002, the direct channel nutrition industry sales grew an estimated 6.1% and reported $8.5 billion in revenues. Specifically, the Nutrition Business Journal reported out of the $8.5 million, supplement sales grew 6.8% to $6.1 billion, of which 25% of the growth was reported through sales via the Internet. Mannatech believes that the combination of an e-commerce platform and network-marketing helps increase revenue growth for direct channel sellers as consumers continue to seek information, thereby providing opportunities for brand marketers to reach and influence consumers. In addition, according to the Nutrition Business Journal, in 2001, the Global Nutrition Industry reported $151 million in revenues of which 59.6% of the reported revenues were from foreign countries in which Mannatech has operations.

Mannatech net sales for 2003 grew over 35%, which surpassed the industry’s predicted average expected growth rate of 5%. In 2002, Mannatech was listed by the Nutrition Business Journal as the 15th largest direct seller corporation in the United States and based on its 2002 reported sales levels, Mannatech expects to be named in the Nutrition Business Journal’s top ten direct sales companies for 2003. Mannatech believes the combination of its “high tech with high touch” marketing approach coupled with its product legitimacy and its distinct and unique ingredients allows it to differentiate itself from its competition.

Operating Strengths

1.	High-Quality, Innovative, Proprietary Products. Mannatech’s product concept is based on the scientific belief that certain carbohydrates and antioxidants are essential for maintaining a healthy immune system. Mannatech believes the addition of nutritional supplements to a balanced diet will enrich and maintain optimal health and wellness.

Mannatech’s product development focuses on the discovery that the body needs eight monosaccharides to support cell-to-cell communication and to help maintain optimal health and wellness. Mannatech’s products are predominately formulated with naturally-occurring, plant-derived, carbohydrate-based products that are designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness rather than attempting to develop synthetic, carbohydrate-based products, as many other companies are doing.

Mannatech believes its proprietary blend of Ambrotose® Complex distinguishes it as a leader in the nutritional supplements industry and that no other combination of vitamins, minerals, amino acids, or herbals can replace the saccharides found in Ambrotose® Complex. As a result, Mannatech has filed several patents in the United States and abroad for this compound and believes that the use of this compound in its products allows it to differentiate and distinguish its products from its competitors’ products.

2.	Research and Development Efforts. Mannatech is a strong believer in quality research and development. Mannatech uses many processes for new product development and for continued testing of existing products. Mannatech’s new product development process begins with a new product concept. Mannatech’s science committee and team of researchers and developers review the new product concepts and identify whether there is a demand for the product. Once successfully identified, Mannatech’s board of directors, executive team, and outside consultants further examine the new product concept to identify whether it is also compatible with Mannatech’s overall business philosophy and whether it can achieve an adequate return on investment from the product. As part of its research efforts, Mannatech and its team of researchers and consultants identify the most effective formula, the most efficient suppliers, and the highest-quality manufacturers for each new product concept. Finally, before launching any new product Mannatech ensures that the product is thoroughly tested and that it passes Mannatech’s comprehensive quality assurance program.

Mannatech’s existing products must also pass a comprehensive quality assurance program. Mannatech continually seeks to identify new clinical studies to further validate its products and scientific research. Mannatech offers a variety of resources detailing its product research and quality assurance program including its e-commerce platform. Mannatech’s e-commerce platform consists of its scientific Internet database, called www.GlycoScience.org, and its corporate website, at www.mannatech.com, which describes its product ingredients and provides various education-based product information about ingredients found in dietary supplements.

Mannatech’s team of research and developers has almost 80 years of combined experience in the research and development area. Mannatech believes that its research and development team of personnel, as well as its facilities and strategic alliances with its suppliers, consultants, and manufacturers allow it to effectively identify, develop, and market high-quality, innovative, proprietary products that will increase its competitive advantage in the marketplace. Mannatech incurred research and development expenses of $3.4 million, $3.4 million, and $4.0 million, in 2001, 2002, and 2003, respectively. Historically, Mannatech budgets between 2% and 3% of its annual net sales for various research and development efforts. In 2004, Mannatech projects it will spend between $3.5 million and $4.5 million for its on-going research and development efforts. These research and development efforts are led by a research team comprised of scientists with significant years of experience including experience in designing products based on carbohydrate-based technology. Mannatech’s research and development efforts are conducted in Mannatech’s laboratory and are performed using equipment such as a gas and liquid chromatography and mass spectrometers. Such equipment is used to:

•	develop and maintain Mannatech’s quality standards;

•	support various research and development efforts for new naturally-occurring compounds and products; and

•	help improve or enhance Mannatech’s existing products.

3.	Quality Assurance Program. Mannatech believes in using only high quality ingredients and requires a high standard of production from its manufacturers. Mannatech’s team of quality assurance professionals, research scientists and doctors is comprised of professionals who have over 30 years of combined experience in the pharmaceutical industry. Mannatech’s quality assurance team ensures that Mannatech’s quality standards are consistently met by routinely inspecting and testing its products in its laboratory.

Mannatech bases its comprehensive quality assurance program on nationally recognized standards such as the Good Manufacturing Practices. Mannatech’s team of experts helps ensure that its formulations are made with superior ingredients and follow Mannatech’s guidelines. Mannatech further requires that its formulations meet rigorous specifications for microbiological, chemical, and physical analysis.

To ensure strict controls over its products through all phases of production, packaging, and distribution, Mannatech contracts with suppliers and manufacturers that have equally high-quality assurance standards, meet stringent FDA requirements, and are certified by official accredited bodies such as NSF International or the National Nutritional Foods Association. Mannatech routinely reviews its suppliers’ and manufacturers’ quality assurance programs to ensure that they are following Mannatech’s required specifications, sampling plans, and test procedures. To ensure consumer satisfaction, Mannatech’s quality assurance team samples and tests each batch of products produced by its suppliers and manufacturers. In addition, Mannatech packages its dietary supplements with inner and outer seals to minimize possible tampering and performs stability studies under controlled and accelerated temperature storage conditions to ensure the accuracy of the expiration dates of its products.

4.	High-Caliber, Industry-Leading Associates. Mannatech’s associates are comprised of many skillful, hard working, high-caliber and innovative thinkers. Some associates have been associated with the network-marketing industry for decades and have been with Mannatech since its beginning. To capitalize on its associates’ wealth of knowledge, Mannatech sponsors a 10-member panel of associates, called the Associate Council, to help relay associates’ needs. Each associate member is elected by the associate base to serve a three-year term. The Associate Council meets with Mannatech’s senior management at least four times a year to recommend changes, discuss issues, and provide new ideas or concepts. Mannatech also believes it provides its associates with a full spectrum of innovative systems and a robust and efficient pipeline of quality-driven nutritional supplements aimed at maintaining optimal health and wellness and increasing opportunities for its associates. In addition, Mannatech listens to its associates, values their opinions, and financially rewards them for their loyalty and innovative thinking through its global associate career and compensation plan and various other incentives.

5.	Associate Support Philosophy. Mannatech is fully committed to providing the highest level of support services to its customers. Mannatech believes that it meets expectations and builds loyalty through the following:

•	providing efficient order processing centers to support its operations;

•	offering highly-personalized and responsive customer service;

•	offering a reasonable product return policy;

•	providing a comprehensive corporate website, which allows instant access to Internet ordering, information, and various marketing tools;

•	offering personalized website development for its associates at minimal cost;

•	developing an extensive web-based downline management system called Success Tracker™ that provides access to a wealth of reporting for its associates;

•	developing training/orientation programs to enhance and help ensure consistent associate training programs by integrating audio, video, and motion graphics into a user-friendly, interactive presentation tool that associates can tailor into their own individual marketing and training aids;

•	providing strategically based distribution fulfillment centers to ensure its products are shipped on time and at minimal cost;

•	employing an interactive and comprehensive legal/compliance department to help consistently enforce Mannatech’s policies and procedures;

•	globally sponsoring comprehensive regulatory training about Mannatech’s products, promotional materials, and offering a full spectrum of comprehensive educational materials; and

•	annually sponsoring several corporate events that provide information, education, opportunity and motivation for its associates, help stimulate business development, provide a venue for launching new products and services, and allow strategic interaction between Mannatech’s management, outside researchers, and associates.

6.	Flexible Operating Strategy. Mannatech believes efficiency, focus, and flexibility are paramount to its operations. For over a decade, Mannatech has contracted with third party suppliers and manufacturers for all of its production to help minimize capital expenditures, capitalize on their expertise and build resources for strategic alliances in the areas of distribution and logistics, product registration, and export requirements. By contracting with various suppliers and manufacturers and by outsourcing distribution for its foreign operations, Mannatech believes it successfully minimizes its start-up and on-going operating costs and enables it to quickly adapt its operations to current demand in a timely, efficient, and cost-effective manner. Mannatech monitors the performance of its third party contractors to ensure that they maintain a high quality of service. In addition, Mannatech has identified alternative sources for most of its raw materials suppliers and finished goods manufacturers to help prevent any significant interruption in production if existing contractors are unable to perform.

7.	Experience and Depth of Mannatech’s Management Team. Mannatech continually monitors the strength of its highly-driven and well-experienced team of executives. In 2003, Mannatech appointed its Chairman and Co-founder, Samuel L. Caster, as its Chief Executive Officer and hired Steven Lemme as its Senior Vice President of Sales and Marketing. In addition, Mannatech elected Gerald S. Gilbert and appointed Patricia A. Wier as two new independent members of its board of directors. Mr. Gilbert and Ms. Wier brings a wealth of knowledge and expertise in the fields of direct selling, legal, compliance, finance, and marketing. Mannatech also capitalizes on the strength and knowledge of various consulting firms to further extend its skill sets. Mannatech’s principal officers, managers and employees have substantial business experience and are able to apply their perspectives of successful business operations to Mannatech’s network-marketing operations. Mannatech’s management team and employees are equally committed to delivering high-quality products and superior service.

Business Strategy

Mannatech’s goals for the future include the following:

1.	Continuing to Improve Financial Results and Returning Value to its Associates and Shareholders. Mannatech reported a significant improvement in its financial results in 2003, declared a $0.10 per share cash dividend in January 2004 and plans to concentrate on continuing to improve its financial results in the future. The Company plans to improve its financial results by increasing revenues in both its domestic and foreign operations, controlling costs and expanding operations into South Korea and Taiwan. Mannatech believes that future product sales will improve as a result of its continued increases in attracting and retaining customers. The number of associates and members who purchase packs and products from Mannatech increased to approximately 264,000 at December 31, 2003 as compared to approximately 200,000 at December 31, 2002.

2.	Broadening its Products Offered Internationally and Enhancing Existing Products. Mannatech’s research and analysis focuses on new areas for future product development. Mannatech also continues to evaluate various skin care products and other nutritional products for future product development in 2005. In addition, Mannatech tries to ensure that its products are made from high-quality and effective ingredients and contain one or more of its proprietary compounds, which it believes helps in its pursuit of being a cutting-edge industry leader. Mannatech expects that any future products it develops will complement its existing products. Through continued research and established relationships with suppliers and manufacturers, Mannatech continues to identify alternative ingredients to improve the efficacy of its products and to achieve certain economies of scale. In 2004, Mannatech plans to reformulate its nutritional food bars to contain a more complete array of essential nutrients and to launch its Ambrotose AO™ antioxidant product into its existing foreign operations.

3.	Attracting and Retaining New Associates. Mannatech strives to financially reward its associates for their loyalty and on-going achievements. As a result, Mannatech continually examines its global associate career and compensation plan and periodically introduces new incentives to attract and retain associates, such as travel incentives. Mannatech believes its revamped global associate career and compensation plan encourages greater associate retention, motivation, and productivity without materially altering the overall payout of its commissions as a percentage of total commissionable net sales. No single associate has accounted for more than 10% of Mannatech’s consolidated net sales.

4.	Expanding its Presence in Certain Markets. Mannatech currently operates in six major markets including the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. Mannatech plans to open operations in South Korea in the second half of 2004 and in Taiwan in the first quarter of 2005. Mannatech has experienced growth in both its domestic and foreign operations and believes there is potential for additional cultivation in its existing markets and revenue growth through expansion of its operations into new markets. The following table sets forth net sales by country, in millions, and the percentage of consolidated net sales:

	United States		Canada		Australia		United Kingdom		Japan		New Zealand*		Total
2003	$127.8	67.0%	$16.7	8.7%	$15.6	8.2%	$5.0	2.6%	$18.6	9.7%	$7.3	3.8%	$191.0	100.0%
2002	$105.0	74.5%	$16.4	11.6%	$6.6	4.7%	$1.6	1.1%	$9.0	6.4%	$2.3	1.7%	$140.9	100.0%
2001	$99.3	77.1%	$18.1	14.1%	$4.4	3.4%	$1.2	1.0%	$5.7	4.4%	$—	—%	$128.7	100.0%

*	New Zealand began operations in June 2002.

Products and Product Development

Scientists have discovered that healthy bodies consist of many sophisticated components working in harmony to achieve optimal health and wellness. To achieve harmony, the body needs to achieve and maintain accurate internal communication to function at an optimal level. In its most basic form, the body’s internal communication occurs at the cellular level and is referred to as cell-to-cell communication. Scientists have also learned that there are over 200 monosaccharides, also called sugar molecules, which form naturally within plants, eight of which are considered vital components for cellular communication in the human body. These eight monosaccharides are found on the surface of all cells. Furthermore, scientists have found that certain proteins have one or more monosaccharides attached to them, which forms a molecule called glycoprotein. In addition, Harper’s Biochemistry, a leading and nationally-recognized biochemistry reference source, recognizes that these eight different monosaccharides are commonly found in human glycoproteins and are believed to be key in helping healthy cell-to-cell communication in the human body. The eight monosaccharides include the following:

•	fucose;

•	galactose;

•	glucose;

•	mannose;

•	N-acetylgalactosamine;

•	N-acetylglucosamine;

•	N-acetylneuraminic acid; and

•	xylose.

These eight monosaccharides have one or more sugar molecules attached to them and play an essential role in all cell-to-cell communication. Scientists have found that the body needs certain carbohydrates that contain up to 85% of the saccharides to support and maintain optimal health and wellness. Based on scientific knowledge and the study of glycoproteins, Mannatech developed its proprietary compound, Ambrotose® Complex, to provide the body with certain of these eight monosaccharides. Mannatech has applied for patents around the globe to protect its formulation and use of Ambrotose® Complex and have been issued 14 patents in various foreign jurisdictions.

Currently, Mannatech offers 24 different nutritional products, three topical products, and a weight-management system consisting of five different products. Mannatech also offers a full spectrum of sales aids for its associates. Sales aids include various enrollment and renewal packs, orientation and training programs, brochures, audio and videotapes, web-based data management tools, and personalized website development, all of which account for approximately 20% to 25% of total sales.

Mannatech products focus on achieving and maintaining optimal health and wellness. Optimal health and wellness includes the following:

•	General Overall Optimal Health. Mannatech’s Optimal Health System offers a variety of nutritional supplements that aid in optimizing overall health and wellness and include Ambrotose®, Bulk Ambrotose®, PLUS, Glycentials® Vitamin, Ambroglycin™ Mineral and Antioxidant Formula, Life Enhancement Pack®, Ambrotose® with Lecithin, Ambrotose AO™, and Classic ManAloe®.

•	Wellness Management. Mannatech’s Wellness Management products concentrate on specialized nutrients to help support and maintain specific areas of the body and include CardioBALANCE™, MANNACLEANSE™, AmbroStart®, PhytaAloe®, Bulk PhytAloe®, GI-Pro™, and GI-Zyme™.

•	Wellness Solutions. Mannatech’s Wellness Solutions products are specifically designed to further support specific physiological functions that may need additional nutritional support and include IMMUNOSTART™, Manna-C™, and Mannatonin™.

•	Performance Nutrition. Mannatech’s Performance Nutrition products target an active lifestyle and help provide nutrition to support optimal physical performance and help maintain muscle mass and include SPORT, Bulk EMPACT®, and MannaBAR™ Vanilla Yogurt-Coated Apple-Crunch. In 2004, Mannatech intends to improve its nutritional food bars to contain a more complete array of essential nutrients.

•	GlycoLEAN™ BODY System. Mannatech’s GlycoLEAN® System concentrates on various aspects of nutrition and weight management and includes GlycoLEAN® BODY SYSTEM ACCELERATOR2, GlycoLEAN® BODY SYSTEM CATALYST, GlycoLEAN® BODY SYSTEM FIBERFULL, GlycoLEAN® BODY SYSTEM, and GlycoLEAN® MEAL REPLACEMENT DRINKS in either Vanilla or Chocolate.

•	Skin Care Solutions. Mannatech’s Skin Care Solutions products are designed to help improve and strengthen the skin’s own natural texture, softness and elasticity including damaged areas, as well as to help deliver vital antioxidants to the skin. Mannatech’s Skin Care Solutions products include three topical products: AmbroDerm™ LOTION, Emprizone®, and FIRM.

•	Growth Essentials. Mannatech’s Growth Essentials products target nutrition for children to help optimize overall health and wellness and include GLYCO-BEARS® and PHYTOBEARS®.

Mannatech continues to explore additional products that expand its focus on skin care and other nutritional products. In 2004, Mannatech plans to introduce Ambrotose AO™ into its foreign markets, register its core products in South Korea and Taiwan, and reformulate its nutrition food bars. Mannatech’s product committee plans to continue its focus on identifying and analyzing potential new products and compounds that target overall health and wellness. When considering new products and compounds, Mannatech’s product committee uses the following criteria:

•	marketability and proprietary nature of the product;

•	demand for the product;

•	competitors’ products;

•	regulatory considerations;

•	availability of ingredients; and

•	existence of data supporting claims of functionality.

To maintain a flexible operating strategy and an unlimited production capacity, Mannatech contracts with third-party contractors to produce all of its products. This strategy effectively allows Mannatech to quickly respond to significant fluctuations in demand with minimal investment and helps to control operating costs. Mannatech believes that its suppliers and manufacturers are high-quality and are capable of meeting Mannatech’s current and projected inventory requirements over the next several years. Mannatech has also identified alternative suppliers and manufacturers to ensure that it will be able to meet demand changes in a timely manner and minimize any risk of business interruption. Mannatech maintains a supply agreement with its supplier of Manapol®, which requires Mannatech and its manufacturers to collectively buy a minimum monthly volume at an agreed-upon price through November 2004. Historically, Mannatech and its manufacturers purchase up to 40% of its supplier’s production of Manapol®.

Mannatech’s main distribution facility in Coppell, Texas, consists of 75,000 square feet of leased space that houses an automated distribution system capable of processing up to 18,000 orders per day. This system currently operates at 30% of its capacity. This system enhances productivity and is capable of supporting Mannatech’s planned sales volume growth. To maximize its operating strategy and minimize costs, Mannatech contracts with third-party contract distribution facilities in Canada, Australia, the United Kingdom, and Japan and plans to contract with third-party distribution contractors in South Korea and Taiwan. By entering into these distribution facility agreements, Mannatech minimizes its cost of shipping an order and generally is able to process an order within 24-hours after order placement and payment. For further information on these contract facilities, see “Item 2. Properties” of this report.

Competition

Other Nutritional Supplement Companies. The nutritional supplement industry is steadily gaining momentum and recognition and is intensely competitive. Mannatech competes directly with companies that sell similar nutritional products including:

•	Solgar Vitamin and Herb Company, Inc.;

•	Nu Skin Enterprises, Inc.;

•	Twinlab Corporation;

•	Usana Health Sciences, Inc.;

•	Nature’s Sunshine Products, Inc.;

•	Body Wise International, Inc.; and

•	Herbalife International, Inc.

Network-Marketing. Nutritional supplements are offered for sale in a variety of ways. Network-marketing has a limited number of individuals interested in participating and Mannatech must compete for these individuals. Mannatech believes that network-marketing is the best sales approach to sell its products because of the following:

•	Mannatech’s products can be introduced in the global marketplace at a much lower up-front cost than conventional methods;

•	education about key ingredients and differential components of Mannatech’s products can be explained through network-marketing;

•	the network-marketing approach can quickly and easily adapt to changing market conditions;

•	consumers appreciate the convenience of ordering from home through a sales person, by telephone, or on the Internet; and

•	network-marketing enables associates to achieve financial rewards.

Mannatech competes with other direct selling and network-marketing companies for new associates and for retention of existing associates. Some of its competitors have longer operating histories, are better known, or have greater financial resources. These companies include:

•	Amway Corporation;

•	Body Wise International, Inc.;

•	Envion International;

•	Forever Living Products, Inc.;

•	Herbalife International, Inc.;

•	Mary Kay, Inc.;

•	Nature’s Sunshine Products, Inc.;

•	New Vision International;

•	Nu Skin Enterprises, Inc.;

•	Quixtar, Inc.;

•	Reliv, International Inc.;

•	Shaklee Worldwide; and

•	Usana Health Sciences, Inc.

The availability of associates decreases when other network-marketing companies successfully recruit and retain people into their operations. Mannatech competes for associates by focusing on the following:

•	its unique proprietary blend of high-quality products;

•	its ten-year track record;

•	not requiring associates to carry inventory or accounts receivable;

•	the benefits of its unique and financially rewarding global associate career and compensation plan;

•	its innovative, highly technological marketing and educational tools; and

•	the ease and convenience of its delivery system.

Intellectual Property

Mannatech pursues registrations for trademarks associated with its key products and protects its legal rights concerning its trademarks. Mannatech has approximately 27 trademark registrations in the United States and approximately seven trademark applications pending with the United States Patent and Trademark Office. Mannatech also has approximately 222 trademark registrations and 125 trademark applications pending in 21 foreign jurisdictions. The protection available in foreign jurisdictions may not be as extensive as the protection available to Mannatech in the United States. Furthermore, Mannatech must rely on common law trademark rights to protect its unregistered trademarks, even though such rights do not provide Mannatech with the same level of protection as afforded by a United States federal registration of a trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually used. Whereas the United States federal registration of a trademark enables Mannatech to discontinue the unauthorized use of the trademark by a third party anywhere in the United States provided that the unauthorized third party user has not perfected its common law rights of the trademark in the specific geographic area prior to the registration date.

Mannatech has been issued 14 patents in various foreign jurisdictions in connection with its proprietary product Ambrotose® Complex. These patents grant Mannatech the exclusive right to prevent others from making, using or selling the patented subject matter through 2017. The exclusionary rights of these patents are national in scope and Mannatech has five patent applications pending in the United States Patent and Trademark Office. Two of the patents pending are in connection with Ambrotose® Complex and the others are in connection with Immunostart®, Ambrotose AO™ and its website GlycoScience.org. Mannatech has also submitted 13 patent applications in various foreign jurisdictions in connection with Ambrotose® Complex and one patent application for GlycoScience.org. Until a patent is approved and issued, Mannatech cannot protect itself from another company replicating one or more of its products.

Associate Distribution System

Overview. Mannatech’s sales philosophy is to distribute its products through a network-marketing operation where consumers purchase products for personal consumption and/or resale. Mannatech’s members and retail customers purchase Mannatech’s products for personal consumption but do not participate in Mannatech’s global associate career and compensation plan. Mannatech’s associates participate in Mannatech’s global associate career and compensation plan. All of Mannatech’s associates are independent contractors who are contractually bound to follow certain policies and procedures. These policies and procedures help Mannatech ensure the legality of its associates’ activities by requiring associates to comply with regulatory guidelines and act in a consistent, professional manner.

Mannatech’s revenues are heavily dependent upon the retention and productivity of its associates. Mannatech believes that the enrollment of new associates and members and the retention of its existing associates and members are necessary to achieve long-term growth. Mannatech believes the introduction of new innovative incentives, such as travel incentives and its revamped global associate career and compensation plan, will help motivate its associates and help expand Mannatech’s global customer purchasing base. Mannatech remains actively committed to the development of its associates through recruitment, support, motivation, and compensation. Total associates and members purchasing Mannatech products within the 12 months ended December 31, 2002 and 2003 were approximately 200,000 and 264,000, respectively.

Mannatech does not have any significant accounts receivable from its associates because all customers are required to pay for purchases prior to shipment. Associates, members, and customers generally pay for products by credit cards, although orders can also be paid with cash, direct account withdrawal, money orders, or checks. To gain operating efficiencies, Mannatech offers a 10% discount to associates and members who enroll in its automatic monthly order program, a program where the associate signs up for a standing order to be shipped to them every four weeks. Mannatech’s automatic monthly orders have continued to increase to approximately 68.5% of total orders placed in 2003 compared to 65.0% in 2002.

Associate Development. Network-marketing consists of enrolling individuals who will build a network of associates, members, and retail customers that purchase products directly from Mannatech.

Mannatech supports its associates by providing a vast array of support services that can be tailored to each associates’ need, including:

•	offering educational meetings and corporate-sponsored events;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;

•	providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;

•	maintaining an efficient decentralized ordering and distribution system;

•	providing highly personalized and responsive order processing and customer service that can be accessed by any communication channel including telephone, Internet, or e-mail;

•	offering 24-hour, seven days a week access to information and ordering through the Internet;

•	providing a wide assortment of business building materials and educational materials to help stimulate product sales and simplify enrollment; and

•	developing and maintaining an award-winning, innovative, searchable, science-based information database on the Internet, called www.GlycoScience.org, which provides a wealth of education and information about various nutritional ingredients.

Mannatech and its existing associates train and educate new associates about Mannatech products and network-marketing. Mannatech offers a global orientation/training program, which integrates audio, video, and motion graphics that associates can customize into their own individual, unique marketing and training program. This training program helps provide systematic and uniform training related to Mannatech’s products and the related global regulatory requirements, global associate career and compensation plan and various methods of conducting business. Mannatech also offers a variety of brochures, monthly newsletter, two magazines, and other promotional materials to associates to assist in their sales efforts, training and continuing education. Mannatech continually updates its training and promotional materials to provide associates with the most current information.

Mannatech’s global associate career and compensation plan consists of ten different associate leadership achievement levels. The associate leadership levels from lowest to highest include:

•	active;

•	qualified;

•	regional;

•	national;

•	executive;

•	presidential;

•	bronze;

•	silver;

•	gold; and

•	platinum.

The initial associate leadership level is based upon the initial pack purchased and thereafter, by the associates’ downline growth and volume of direct and indirect commissionable net sales. Global commissionable net sales are calculated based on product and pack sales, which are assigned a certain product point volume. Promotional materials and training aids are not assigned any point volume. Associates earn points, which in turn earn commissions for the associates’ direct and indirect global product sales, as well as the expansion of their networks, also referred to as their global seamless downline structure. A global seamless downline structure allows associates to build their global organization by expanding their existing downlines into all international markets rather than having to establish new downlines to qualify for higher levels of commissions within each new country. Mannatech’s global associate career and compensation plan is designed to comply with all applicable governmental regulations that govern the various aspects of associate compensation in each country.

Based upon knowledge of industry-related network-marketing compensation plans, Mannatech believes that its global associate career and compensation plan remains strong in the industry and is currently among the most financially rewarding plans offered in the industry. Mannatech’s commissions and incentives, as a percentage of net sales, range between 40% to 45% of consolidated net sales and are expected to continue to remain in the same percentage range in the future.

Mannatech’s global associate career and compensation plan was modified to combine two widely used aspects of direct selling and network-marketing compensation plan concepts. Mannatech’s compensation plan pays various types of commissions and incentives based upon a point system that calculates a percentage of the associate’s commissionable direct and indirect net sales and the attainment of certain associate leadership levels. Mannatech believes its global associate career and compensation plan fairly compensates its associates at every stage of building their business by quickly rewarding an associate for both the breadth and depth of establishing a global seamless downline structure.

Mannatech’s global associate career and compensation plan identifies and pays fifteen different kinds of incentive commissions to its qualified associates. Some of the commissions and incentives are based on the following:

•	product sales generated from an associates’ global downline and earning certain achievement levels;

•	enrolling new associates or members who place a product order;

•	certain leadership levels and enrolling other associates in a downline who place a monthly automatic order;

•	training other associates;

•	obtaining certain leadership levels and developing certain leadership levels within their downlines;

•	building a team of six qualified associates in their global downline who order products regularly;

•	achieving and maintaining certain leadership levels, plus an additional bonus is paid to every associate within their downline who achieves that same leadership level; and

•	various other incentive programs, including periodic travel incentives.

Management of Associates. Mannatech takes an active role in the oversight of its associates. Mannatech tries to ensure that its associates’ conduct complies with applicable laws and regulations governing the sale of its products and the promotion of its business opportunities by contractually binding associates to abide by Mannatech’s associate policies and procedures. Mannatech provides each associate with a copy of its policies and procedures upon signing up as an associate and distributes changes to its policies and procedures that must be followed in order to remain compliant with respect to Mannatech’s policies and procedures. In addition to publishing and distributing its policies and procedures, Mannatech also publishes the changes in its associate newsletter, posts the changes on its corporate website, and announces the changes at various educational meetings, seminars and webcasts. Furthermore, Mannatech’s legal/compliance department periodically monitors its associates’ websites for content. In an effort to decrease the number of independent websites owned by associates and to preserve and protect its trademarks, Mannatech offers Mannapages™, a standardized, personal, Internet website program created to help associates with their sales efforts, provide consistent standardized information and education, and assist Mannatech in monitoring its associates’ websites.

Mannatech’s legal/compliance program also depends on associate self-regulation. When a complaint is filed against an associate, the legal/compliance department conducts an investigation of the allegations by obtaining a written response from associate and witness statements, if applicable. Depending on the nature of the violation, Mannatech may suspend and/or terminate the non-compliant associates’ rights and may impose various sanctions, including warnings, probation, termination of associate status, and withholding commissions until the complaint is rectified. Mannatech’s legal/compliance department, in cooperation with other departments and associates, periodically evaluates the conduct of its associates and the need for new and revised policies and procedures. Mannatech’s compliance program assists in maintaining associate ethics and helps associates in their sales efforts. Mannatech also sponsors continuing education to ensure that its associates understand and abide by Mannatech’s associate policies and procedures.

Product Return Policy. Mannatech stands behind its product and believes it offers a reasonable and industry standard product return policy. Mannatech has two return policies – one policy for retail customers and the other policy for associates. Mannatech’s retail sale return policy allows a retail customer to return any unused portion of any Mannatech product to the original associate who sold them the product and receive a full cash refund from that associate. Mannatech subsequently reimburses the original associate who provides such refund with replacement product after the associate provides Mannatech with the proper documentation and returns the remainder of the product or empty bottle to Mannatech.

Mannatech’s associate product return policy states that any associate requesting a refund for a purchase will receive a 90% refund of the paid wholesale cost for any returned, unopened, restockable products, and any up-to-date corporate literature that is in good, reusable condition. Mannatech will refund 100% of the paid wholesale cost if the error or problem was caused by Mannatech. Mannatech believes that its return policy complies with the Direct Selling Association’s Code of Conduct and is consistent with return policies from other direct selling and network-marketing companies. Mannatech’s product returns have remained relatively consistent as a percentage of gross sales and were 0.6%, 0.7%, and 0.8% in 2001, 2002, and 2003, respectively.

Information Technology Systems

Mannatech’s technologically advanced e-commerce systems include a transaction processing database, financial systems, and comprehensive management tools that are designed to:

•	minimize the time required to process orders and distribute products;

•	provide confidentially-detailed and customized ordering information;

•	quickly respond to information requests, including providing detailed and accurate information to associates about qualification and downline activity;

•	provide detailed reports about commissions and incentives paid;

•	support order processing and customer service departments; and

•	help monitor, analyze, and report operating and financial results.

To complement its transaction database, Mannatech developed a comprehensive management tool called Success Tracker™ that is used by its associates to manage and optimize their business organizations. With this tool, associates have constant access to reports on the status of their individual organization, which helps associates optimize their earnings.

Mannatech also maintains a comprehensive service continuity plan to minimize the risk of loss due to any disruption in business. The plan encompasses all critical aspects of business and identifies contacts, resources and an action plan to have Mannatech running within 72 hours after a disaster. Additionally, Mannatech performs daily backup procedures, monitors various software and hardware systems, and performs routine maintenance procedures and periodically upgrades its software and hardware to further ensure that its systems work efficiently and effectively and to minimize the risk of business interruption.

Mannatech continues to enhance its e-commerce platforms to remain competitive and efficient. During 2004, Mannatech plans to spend between $6.5 million and $7.0 million on its information technology systems. In addition, Mannatech plans to spend between $3.5 million and $4.5 million for targeted capital projects. These capital projects include the following:

•	replacing its financial system to enhance financial reporting;

•	upgrading its back-office platform to improve performance;

•	designing and implementing a system for South Korea and Taiwan; and

•	developing a long-range plan to design a new transaction processing database and financial system, which is expected to be implemented in phases from early 2005 to late 2006, to enhance and expand existing processing methodologies, data retention and provide greater efficiency for all countries.

Mannatech’s comprehensive financial system includes five sub-modules that directly interface with the general ledger module and report-writing system. This financial system is Windows-based and capable of operating on several platforms and enables Mannatech to track, report and analyze financial information. Mannatech’s current financial system is adequate for its reporting needs over the next 12 months. Nonetheless, Mannatech intends to research new financial systems that would automate integration and enhance its existing system to provide greater operating efficiencies in 2004 and have its new financial system operational in 2005.

Government Regulations

Domestic Regulations. In the United States, governmental regulations, laws, administrative determinations, court decisions, and similar legal requirements at the federal, state, and local levels regulate companies and network-marketing activities. Such regulations address, among other things:

•	direct selling and network-marketing systems;

•	transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;

•	taxation of associates and the requirement to collect taxes and maintain appropriate records;

•	how a company manufactures, packages, labels, distributes, imports, sells, and stores products;

•	product ingredients;

•	product claims;

•	product labels;

•	advertising; and

•	the extent to which a company may be responsible for claims made by its customers.

The following governmental agencies regulate various aspects of Mannatech’s business and its products in the United States:

•	the Food and Drug Administration (FDA);

•	the Federal Trade Commission (FTC);

•	the Consumer Product Safety Commission;

•	the Department of Agriculture;

•	the Environmental Protection Agency;

•	the United States Postal Service;

•	state attorneys general offices; and

•	various agencies of the states and localities in which Mannatech’s products are sold.

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, over-the-counter drugs, and pharmaceuticals. The FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body,” which includes regulations requiring companies, including Mannatech and its suppliers and manufacturers, to meet Good Manufacturing Practices in the preparation, packaging, storage, and shipment of its products. The FDA has also published a Notice of Advanced Rule Making for Good Manufacturing Practices that requires manufacturers of dietary supplements to follow Good Manufacturing Practices. In 2003, the FDA proposed additional regulations that would require additional information about a company’s product ingredients to be included on the company’s product labels. Mannatech believes it meets the necessary regulations of the FDA and that its suppliers and manufacturers are in compliance with applicable laws and regulations. In 2004, Mannatech will also focus on validating its compliance with newly introduced Good Manufacturing Practice regulations in Canada and the Therapeutic Goods Advertising Code in Australia, while preparing for additional regulations to be introduced in the United States.

The Dietary Supplement Health and Education Act of 1994, referred to as the DSHEA Act, revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements and statutorily created a new class entitled “dietary supplements.” Dietary supplements include vitamins, minerals, herbs, amino acids, and other dietary substances used to supplement current diets. A majority of Mannatech’s products are considered dietary supplements as outlined in the Federal Food, Drug and Cosmetic Act. This act requires a company to maintain evidence that a dietary supplement is reasonably safe. Each manufacturer of dietary supplements may make a statement of nutritional support in connection with its products but must also include a disclaimer statement that neither the product nor any claim has been reviewed or approved by the FDA. The statement of nutritional support describes certain types of product performance characteristics and evidence that a statement is truthful and not misleading. A company is required to notify the FDA of this statement no later than thirty-days after the statement is first made.

The FDA oversees product safety, manufacturing and product information, such as claims in a product’s labeling, package inserts and accompanying literature. The FDA has promulgated regulations governing the labeling and marketing of dietary and nutritional supplement products. The regulations include:

•	the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;

•	requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;

•	labeling requirements for dietary or nutritional supplements for which “high potency, “antioxidant,” and “trans-fatty acids” claims are made;

•	notification procedures for statements on dietary and nutritional supplements; and

•	pre-market notification procedures for new dietary ingredients in nutritional supplements.

Mannatech utilizes a substantiation program that involves the compilation and review of scientific literature pertinent to the ingredients contained in each of its products. Mannatech continuously updates its substantiation program to expand its evidence for each of its product claims and notifies the FDA of certain types of performance claims made in connection with its products.

In certain markets, including the United States, specific claims made by Mannatech with respect to its products may change the regulatory status of a product. For example, a product sold as a dietary supplement but marketed as a treatment, prevention, or cure for a specific disease or condition would likely be considered by the FDA or other regulations as unapproved and thus an illegal drug. To maintain the product’s status as a dietary supplement, the labeling and marketing must comply with the provisions in the DSHEA Act and the FDA’s extensive regulations. As a result, Mannatech has procedures in place to help ensure its associates and employees comply with the requirements of the DSHEA Act, the Food, Drug and Cosmetic Act, and various other regulations. Because of the diverse scope of regulators enforcing these regulations, guidelines for conformance is often open to interpretation and debate. Mannatech can make no assurances that regulators will not question its actions in the future, even though it believes it complies with the regulations.

Dietary supplements are also subject to the Nutrition, Labeling and Education Act and various other acts that regulate health claims, ingredient labeling, and nutrient content claims that characterize the level of nutrients in a product. These acts prohibit the use of any specific health claim for dietary supplements unless the health claim is supported by significant scientific research and is pre-approved by the FDA.

Regulators, such as the FTC, regulate marketing practices and advertising of a company and its products. In the past several years, regulators have instituted various enforcement actions against numerous dietary supplement companies for false and misleading marketing practices and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and significant monetary judgments against the companies involved. Regulators require a company to convey product claims clearly and accurately and further require marketers to maintain adequate substantiation for their claims. The FTC requires such substantiation to be competent and reliable scientific evidence. Specifically, the FTC requires a company to have a reasonable basis for the expressed and implied product claim before it disseminates an advertisement. A reasonable basis is determined based on the claims made, how the claims are presented in the context of the entire advertisement, and how the claims are qualified. The FTC’s standard for evaluating substantiation is to ensure that consumers have access to information about the emerging areas of science and also requires reasonable evidence proving product claims at the time such claims are first made. The failure to have this evidence violates the Federal Trade Commission Act. Although the FTC has never threatened any enforcement action against Mannatech for the advertising of its products, Mannatech can give no assurance that the FTC will not question its advertising or claims in the future, but believes it is in compliance with certain laws and regulations.

International Regulations. Mannatech is also subject to extensive regulations in each international country in which it operates. Currently Mannatech operates in Canada, Australia, the United Kingdom, Japan, and New Zealand and plans to begin operations in South Korea in late 2004 and in Taiwan in early 2005. Some of the country-specific regulations include the following:

•	the Therapeutic Goods Administration and the Trade Practices Act, in Australia;

•	the National Provincial Laws and the Federal Competition Act, in Canada;

•	Federal and State regulations, in Australia;

•	National regulations including the Local Trading Standards Offices, in the United Kingdom;

•	regulations from the Ministry of International Trade and Industry, in Japan; and

•	regulations from the Commerce Commission and the Fair Trade Act of 1993, in New Zealand;

•	the Fair Trade Commission, which oversees the Door to Door Sales Act and the Health and Functional Food Act is enforced by the Korea Food and Drug Administration, in South Korea; and

•	the Fair Trade Law, which is enforced by the Taiwan Fair Trade Commission and the Administration of Food Hygiene, Health Food Products Administration Act, which is enforced by the Taiwan Department of Health.

Regulations regarding Network-Marketing System. Mannatech’s network-marketing system, which includes its global associate career and compensation plan, is subject to a number of governmental regulations including various federal and state statutes administered by the FTC, various state authorities, and foreign government agencies. The legal requirements governing network-marketing organizations are directed, in part, to ensure that product sales are ultimately made to consumers. In addition, achievement within a network-marketing company must be based on the sale of products rather than compensation for the recruitment of associates, investments in the organization, or other non-retail sales-related criteria. For instance, various states or provinces limit the amount associates may earn from commissions on sales by other associates that are not directly sponsored by the associate. Prior to Mannatech expanding its operations into any new foreign jurisdictions, Mannatech must first obtain regulatory approval for its network-marketing system in jurisdictions requiring such approval. To help ensure regulatory compliance Mannatech also relies on its outside counsel in each specific country for advice.

Mannatech is also subject to inquiries and enforcement actions from various state attorneys general offices. Each state has its own state acts referred to as Little FTC Acts. Each state act is similar to the requirements of the federal laws. As a result, each state may perform its own inquiries about Mannatech’s organization and business practices, including allegations related to its associates. To combat such risk, Mannatech publishes and distributes its associate policies and procedures to its associates, provides various educational seminars and publications, and maintains a compliance department that investigates allegations of improper associate conduct.

In Canada, Mannatech’s network-marketing system is regulated by both national and provincial laws. Under Canada’s Federal Competition Act, Mannatech must make sure that any representations relating to associate compensation made to prospective associates constitute fair, reasonable, and timely disclosure and that such representations meet other legal requirements of the Federal Competition Act. Mannatech’s global associate career and compensation plan has been reviewed by the appropriate Canadian authorities and Mannatech has not received any objections to the provisions of its plan. Any future changes to the plan will require additional review by the appropriate Canadian authorities. All Canadian provinces and territories, other than Ontario, have legislation requiring that Mannatech register or become licensed as a direct seller within that province to maintain the standards of the direct selling industry and to protect consumers. Some provinces require that both Mannatech and its associates be licensed as direct sellers. Mannatech believes that it holds the required provincial or territorial direct sellers’ licenses to legally conduct business in Canada.

In Australia, Mannatech’s network-marketing system is subject to Australian’s federal and state regulations. Mannatech’s global associate career and compensation plan is designed to comply with Australian law and the requirements of Australia’s Trade Practices Act. The Australian Trade Practices Administration and various other offices regulate Mannatech’s business and trade practices, as well as those of its associates. Australia’s Therapeutic Goods Act, together with the Trade Practices Act, regulates any claims or representations relating to Mannatech’s products and its global associate career and compensation plan.

In the United Kingdom, Mannatech’s network-marketing system is subject to national regulations of the United Kingdom. Mannatech’s global associate career and compensation plan is designed to comply with the United Kingdom’s national requirements, the requirements of the Fair Trading Act of 1973, the Data Protection Act of 1998, and the Trading Schemes Regulations of 1997. The U.K. Code of Advertising and Sales Promotion regulates Mannatech’s business and trade practice and the practices of its associates and the Trading Standards Office regulates any claims or representations relating to Mannatech’s operations.

In Japan, Mannatech’s network-marketing system, overall business operations, trade practices, global associate career and compensation plan, and its associates are governed by Japan’s Door-to-Door Sales Law as enacted in 1976 by the Ministry of International Trade and Industry. Mannatech’s global associate career and compensation plan is designed to meet Japan’s governmental requirements. Mannatech’s product claims are subject to the Pharmaceutical Affairs Law, which prohibits the making and publication of “drug effectiveness” claims regarding products that have not received approval from Japan’s Ministry of Health, Welfare and Labor.

In New Zealand, Mannatech’s network-marketing system and its operations are subject to certain regulations of the Commerce Commission and the Ministry of Health, the Unsolicited Goods Act of 1975, the Privacy Act of 1993, and the Fair Trading Act of 1993. These regulations enforce specific kinds of business or trade practices and regulate the general conduct of network-marketing companies. The Commerce Commission also enforces the Consumer Guarantees Act, which establishes specific rights and remedies with respect to transactions involving the provisions of goods and services to consumers. Finally, the New Zealand Commerce Commission and the Ministry of Health both enforce the Door-to-Door Sales Act of 1967 and the NZ Medicines Act, which governs the conduct of Mannatech’s associates.

In South Korea, the primary body of law applicable to Mannatech’s operations will be the Door-to-Door Sales Act, which governs the behavior of multi-level marketing companies and distributors who are affiliated with such companies. The Door-to-Door Sales Act is enforced by the Fair Trade Commission. In South Korea, Mannatech believes its products will be categorized as health and functional foods and will be regulated by the newly enacted Health and Functional Food Act of 2003. The Korea Food and Drug Administration is currently finalizing the standard and criteria for health and functional foods including defining the requirements for functional foods and acceptable ingredients.

In Taiwan, Mannatech’s network marketing system, overall operations and trade practices will be governed by the Fair Trade Law and the Consumer Protection Law. Such laws contain a wide range of provisions covering trade practices. Mannatech believes its products will be governed by the Taiwan Department of Health and the various legislation in Taiwan including the Health Food Control Act of 1999. This act was enacted to enhance the management and supervision of matters relating to health, food, protecting the health of people of the republic and safeguarding the rights and interests of consumers.

Other Regulations. Mannatech’s operations are also subject to a variety of other regulations, including:

•	social security taxes;

•	value added taxes;

•	goods and services taxes;

•	sales taxes;

•	consumption taxes;

•	customs duties;

•	employee/independent contractor regulations;

•	employment and severance pay requirements;

•	import/export regulations; and

•	antitrust laws.

In many markets, Mannatech is limited in the types of rules it can impose on its associates, including rules in connection with cooling off periods and termination criteria. If Mannatech does not comply with these restrictions, it may be required to pay social security, unemployment, workers’ compensation, or other tax or tax-type assessments on behalf of its associates and may incur severance obligations if it terminates an associate.

In some countries, including the United States, Mannatech is also governed by regulations concerning the activities of its associates. Regulators may find that Mannatech is ultimately responsible for its associates’ conduct and may request or require that Mannatech take steps to ensure that its associates comply with these regulations. The types of conduct governed by these types of regulations may include:

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

Mannatech continually researches and monitors the laws governing its associate conduct, its operations, its global associate career and compensation plan, and its products and sales aids as required by regulations in each market. Mannatech tries to educate its associates about acceptable business conduct in each market through its associates’ policies and procedures, seminars, and other training materials and programs. However, Mannatech cannot guarantee that its associates will always act in a professional and consistent manner.

Employees

As of December 31, 2003, Mannatech employed 263 people in the United States, nine of whom hold executive positions. Mannatech also employs 30 people in Australia, 14 people in the United Kingdom, and 17 people in Japan. These numbers do not include Mannatech’s associates, who are independent contractors and not considered employees of Mannatech. Mannatech employees are not unionized and Mannatech believes it maintains a good relationship with its employees.

Risk Factors

In addition to the other risk factors described in this report, the following additional risk factors should be considered in evaluating Mannatech’s business and future prospects:

1.	If Mannatech is unable to attract and retain associates, its business may suffer.

Mannatech’s future success depends largely upon its ability to attract and retain a large base of associates and members who purchase and sell its products. Mannatech cannot give any assurances that the productivity of its associates and members will continue at their current levels or increase in the future. Several factors affect Mannatech’s ability to attract and retain a significant number of associates and members, including:

•	on-going motivation of its associates;

•	general economic conditions;

•	significant changes in the amount of commissions paid;

•	public perception and acceptance of the wellness industry;

•	public perception and acceptance of network-marketing;

•	public perception and acceptance of Mannatech and its products;

•	the limited number of people interested in pursuing network-marketing as a business;

•	Mannatech’s ability to provide proprietary quality-driven products that the market demands; and

•	competition in recruiting and retaining associates.

2.	If Mannatech incurs substantial liability from litigation, complaints, or enforcement actions resulting from associate misconduct, Mannatech’s financial condition could suffer.

Although Mannatech uses various means to address associate misconduct including maintaining policies and procedures to govern the conduct of associates and conducting training seminars, it is still difficult to detect and correct all instances of associate misconduct. Violations of Mannatech’s policies and procedures by its associates could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or foreign regulatory authorities against Mannatech and its associates. Because Mannatech has expanded into foreign countries, Mannatech’s associate policies and procedures differ due to the legal requirements of each foreign country in which it does business. Litigation, complaints, and enforcement actions involving Mannatech and its associates could consume considerable amounts of financial and other corporate resources, which could have a negative impact on Mannatech’s business, profitability and growth prospects. Periodically, regulatory agencies have inquired about certain complaints regarding associates and Mannatech has always cooperated with such inquiries and investigations.

3.	If Mannatech is unable to protect its proprietary rights of its products, its business could suffer.

Mannatech’s success and competitive position largely depends on its ability to protect the following proprietary rights:

•	Ambrotose® Complex, a glyconutritional dietary supplement consisting of a blend of plant polysaccharides and used in the majority of Mannatech’s products;

•	Ambroglycin™, a balanced food-mineral matrix supplement developed to use the latest food science technology to deliver various dietary supplements to the body and used in Glycentials™ and Catalyst; and

•	MTech AO Blend™, Mannatech’s proprietary, patent-pending antioxidant used in Ambrotose AO™.

Mannatech has filed various patent applications for Ambrotose® Complex in the United States and certain countries abroad and has received five patents for Ambrotose® Complex, in various foreign countries. In addition, Mannatech has entered into confidentiality agreements with its associates, suppliers, manufacturers, directors, officers and consultants to help protect its proprietary rights. Nevertheless, Mannatech continues to face the risk of its patent protection for Ambrotose® Complex being ultimately denied or receiving limited patent protection that is more limited than originally requested. As a precaution, Mannatech consults with outside legal counsel and consultants to help ensure that it continues to properly protect its proprietary rights. However, Mannatech’s business, profitability, and growth prospects could be adversely affected if it fails to properly protect its proprietary rights.

4.	If Mannatech’s business or its products are the subject of adverse publicity, Mannatech’s business could suffer.

Mannatech’s business depends, in part, upon the public’s perception of its integrity and the safety and quality of its products. Any adverse publicity could negatively affect the public’s perception of Mannatech and could result in a significant decline in its operations and the number of its associates. Mannatech and its products could be subject to adverse publicity regarding:

•	the nutritional supplements industry;

•	competitors;

•	the safety and quality of its products and ingredients;

•	regulatory investigations of its products or competitors’ products;

•	the actions of its associates and Mannatech’s management of its associates; and

•	the direct selling and network-marketing industry.

5.	If Mannatech is exposed to product liability claims, it may be liable for damages and expenses, which could affect Mannatech’s financial condition.

Mannatech could face financial liability due to product liability claims if the use of its products results in significant loss or injury. To date, Mannatech has not been the subject of any product liability claims. However, Mannatech can make no assurances that it will not be exposed to future product liability claims. Such claims may include that Mannatech’s products contain contaminants, that it provides its associates and consumers with inadequate instructions regarding product use, or that it provides inadequate warnings concerning side effects or interactions of its products with other substances. Mannatech believes that Mannatech and its suppliers and manufacturers maintain adequate product liability insurance coverage. However, a product liability claim could exceed the amount of insurance coverage or a product claim could be excluded under the terms of an existing insurance policy, which could adversely affect Mannatech’s future financial condition.

In 2002, Mannatech voluntarily discontinued the sale of its products containing ephedra, which included two of its products, GlycoLEAN BODY SYSTEM® ACCELERATOR™ and MVP. Mannatech has never had any claims related to the use of ephedra in these products. None of Mannatech’s other products contain ephedra. Products containing ephedra have been the subject of adverse publicity in the United States and other countries due to alleged harmful effects, including death. The FDA is currently in the process of banning the use of ephedra. In 2002, Mannatech voluntarily reformulated its GlycoLEAN BODY SYSTEM® ACCELERATOR™ to include a non-ephedra ingredient and renamed it GlycoLEAN BODY SYSTEM® ACCELERATOR2™. Mannatech is currently exploring an ephedra free ingredient for its MVP product but has discontinued selling MVP. Aggregate sales for Mannatech’s discontinued products related to ephedra, were $1.2 million in 2002, which was 0.9% of Mannatech’s consolidated net sales.

6.	If Mannatech’s outside suppliers and manufacturers fail to supply quality products in sufficient quantities and in a timely fashion, Mannatech’s business could suffer.

Outside manufacturers make all of Mannatech’s products. Together, Mannatech and its manufacturers purchase up to 40% of one of its suppliers’ production. Mannatech also purchases up to 25% of one of its manufacturers production. Mannatech’s profit margins and timely product delivery are dependent upon the ability of its outside suppliers and manufacturers to supply its products in a timely and cost-efficient manner. Mannatech’s ability to enter new markets and sustain satisfactory levels of sales in each market depends upon the ability of its outside suppliers and manufacturers to produce its ingredients and products and to comply with all applicable regulations. As a precaution, Mannatech has identified alternate suppliers and manufacturers for its products. However, the failure of Mannatech’s primary suppliers or manufacturers to supply ingredients or produce its products could adversely affect Mannatech’s business operations.

Mannatech believes it has dependable suppliers for all of its ingredients and that it has identified alternative sources for all of its ingredients except Manapol® and Arabinogalactan, which are components of Mannatech’s proprietary compounds. Although Mannatech maintains good relationships with its suppliers and could produce or replace any of its ingredients if its suppliers are unable to perform, any delay in replacing or substituting such ingredients could affect Mannatech’s business.

7.	The global nutrition industry is intensely competitive and the strengthening of any of Mannatech’s competitors could harm its business.

The global nutrition industry is intensely competitive. Mannatech also competes for associates with other network-marketing companies outside the global nutrition industry. Many competitors have greater name recognition and financial resources than Mannatech, which may give them a competitive advantage. Mannatech’s competitors may also be able to devote greater resources to marketing, promotional, and pricing campaigns that may influence Mannatech’s existing and potential associates and members to buy products from competitors rather than from Mannatech. Such competition could adversely affect Mannatech’s business and current market share.

8.	If Mannatech’s network-marketing activities do not comply with government regulations, Mannatech’s business could suffer.

Various governmental agencies regulate Mannatech’s network-marketing activities. A government agency’s determination that Mannatech and its associates have significantly violated a law or regulation could adversely affect Mannatech’s business. The laws and regulations regulating network-marketing generally intend to prevent fraudulent or deceptive schemes. Mannatech believes it complies with the current laws and regulations for which it is subject. However, Mannatech’s business faces constant regulatory scrutiny due to the interpretive and enforcement discretion given to regulators, periodic misconduct by its associates, adoption of new laws or regulations, and changes in the interpretation of new or existing laws or regulations. In the past, Mannatech has experienced inquiries regarding specific associates and has complied and cooperated with all regulatory agencies in connection with such inquiries.

9.	If government regulations regarding network-marketing systems change or if interpreted or enforced in a manner adverse to Mannatech’s business, Mannatech may be subject to new enforcement actions and material limitations regarding its business operations.

Mannatech’s network-marketing system is always subject to extensive governmental regulations, including foreign, federal, and state regulations regarding network-marketing companies. Any detrimental change in legislation and regulations could affect Mannatech’s business. Furthermore, significant penalties could be imposed upon Mannatech for failure to comply with various statutes or regulations. Violations may result from:

•	associate misconduct;

•	ambiguity in statutes;

•	regulations and related court decisions;

•	the discretion afforded to regulatory authorities and courts interpreting and enforcing laws; and

•	regulations affecting Mannatech’s business.

10.	If Mannatech violates various governmental regulations or fails to obtain necessary regulatory approvals, Mannatech’s operations could be adversely effected.

Mannatech is subject to extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints at the federal, state, and local levels in its domestic and foreign markets. These regulations primarily involve the following:

•	the formulation, manufacturing, packaging, labeling, distribution, importation, sale, and storage of its products;

•	the health and safety of food and dietary supplements;

•	trade practice laws and network-marketing laws;

•	product claims and advertising by Mannatech and its associates;

•	Mannatech’s network-marketing system;

•	pricing restrictions regarding transactions with Mannatech’s foreign subsidiaries or other related parties and similar regulations that affect Mannatech’s level of foreign taxable income;

•	the assessment of customs duties;

•	further taxation of its associates, which may obligate Mannatech to collect additional taxes and maintain additional records; and

•	export and import restrictions.

Any unexpected new regulations or changes in existing regulations could significantly restrict Mannatech’s ability to continue operations, which could adversely affect Mannatech’s business. For example, changes regarding health and safety, and food and drug regulations for Mannatech’s nutritional products could require Mannatech to reformulate its products to comply with such regulations.

In March 2002, the European Parliament approved a Directive on Food Supplements, which was intended to harmonize supplemental regulations across the European Union. This directive deals with vitamins and minerals and creates a number of labeling rules, ingredient form stipulations, and upper and lower content levels. If Mannatech’s products do not comply with these rules or regulations, it may need to discontinue selling its products while it reformulates its products. Any changes required by this directive could impair Mannatech’s ability to sell its products and operate its business in the United Kingdom.

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

Mannatech currently operates in the international markets of Canada, Australia, the United Kingdom, Japan, and New Zealand. Further, Mannatech plans to enter South Korea in the second half of 2004 and Taiwan in 2005. Nonetheless, Mannatech’s international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If Mannatech does not adequately address such issues, its international markets may not meet growth expectations. Mannatech’s international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

•	inflation;

•	the renegotiation or modification of various agreements;

•	increases in custom duties and tariffs;

•	changes and limits in export controls;

•	government regulations and laws;

•	trademark availability and registration issues;

•	changes in exchange rates;

•	changes in taxation;

•	wars and other hostilities; and

•	changes in perception of network-marketing.

Any negative changes related to these factors could adversely affect Mannatech’s business, profitability, and growth prospects. Furthermore, changes in its distribution channels may force Mannatech to invest significant time and money related to its distribution and sales to maintain its position in certain international markets.

12.	If Mannatech’s information technology system fails, Mannatech’s operations could suffer.

Mannatech’s business is heavily dependent upon its information technology infrastructure to effectively manage and operate many of its key business functions, including:

•	order processing;

•	customer service;

•	product distribution;

•	commission processing;

•	cash receipts and payments; and

•	financial reporting.

Although Mannatech maintains an extensive disaster recovery program, a long-term failure or impairment of any of its information technology systems could adversely affect its ability to conduct day-to-day business.

13.	Mannatech’s stock price could fluctuate significantly.

The price of Mannatech’s common stock is subject to sudden and material increases and decreases. Decreases could adversely affect investments in its stock. The price of Mannatech’s common stock and the price at which Mannatech could sell securities in the future could significantly fluctuate in response to:

•	broad market fluctuations and general economic conditions;

•	fluctuations in Mannatech’s financial results;

•	future securities offerings by Mannatech;

•	changes in the market’s perception of its business;

•	financial and business announcements made by Mannatech or its competitors; and

•	the general condition of the economy and industry.

In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies. The changes often appear to occur without regard to specific operating performance. The price of Mannatech’s common stock could fluctuate based upon factors that have little or nothing to do with Mannatech or that are outside of Mannatech’s control. These fluctuations could materially cause Mannatech’s stock price to decline.

14.	Certain shareholders, directors, and officers own a significant amount of Mannatech stock, which could allow them to influence corporate transactions and other matters.

In March 2003, certain shareholders of Mannatech, including Samuel L. Caster, J. Stanley Fredrick, Marlin Ray Robbins, Jr., Jett, H. Reginald McDaniel, and Donald W. Herndon, together beneficially owned approximately 52.8% of Mannatech’s outstanding common stock as reflected in a Schedule 13D filed with the Securities and Exchange Commission. These shareholders include some of Mannatech’s directors and officers, as well as a Mannatech associate, and a former employee of Mannatech. This group formally disbanded as reported in an amendment to the Schedule 13-D filed in August 2003. However, Mannatech’s directors and executive officers, collectively with their families and affiliates, beneficially own approximately 44.3% of Mannatech’s total outstanding common stock. Therefore, if any of these shareholders choose to act together based on their current share ownership they may be able to control a majority of the shares of stock of Mannatech and could control the outcome of an election of directors, the adoption or amendment of provisions in Mannatech’s articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions. As a result, Mannatech shareholders may not have the opportunity to sell their shares for more than the then-prevailing market price of Mannatech’s common stock or the market price of its common stock could decline as the result of the approval or disapproval of a transaction.

15.	Mannatech has implemented anti-takeover provisions that may help discourage a change of control.

Certain provisions in Mannatech’s articles of incorporation, bylaws and the Texas Business Corporation Act help discourage unsolicited proposals to acquire Mannatech, even if the proposal may benefit its shareholders. Mannatech’s articles of incorporation authorize the issuance of preferred stock without shareholder approval. The board of directors has the power to determine the price and terms of any preferred stock. The ability of Mannatech’s board of directors to issue one or more series of preferred stock without shareholders approval could deter or delay unsolicited changes of control by discouraging open market purchases of Mannatech’s common stock or a non-negotiated tender or exchange offer for its common stock. Discouraging open market purchases may be disadvantageous to Mannatech’s shareholders who may otherwise desire to participate in a transaction in which they would receive a premium for their shares.

In addition, other provisions may also discourage a change of control by means of a tender offer, open market purchase, proxy contest or otherwise. Mannatech’s charter documents provide for three classes of directors on its board of directors with members of each class serving staggered three year terms. Also, the Texas Business Corporation Act restricts, subject to exceptions, business combinations with any “affiliated shareholder.” Any or all of these provisions could delay, deter or help prevent a takeover of Mannatech and could limit the price investors are willing to pay for Mannatech’s common stock.

Item 2.	Properties

Mannatech leases property at several locations for its headquarters and distribution facilities, including:

Location	Square feet	Original term	Expiration date
Coppell, Texas (corporate headquarters)	110,000	10 years	January 2007
Coppell, Texas (distribution center) (1)	75,000	10 years	January 2007
St. Leonards, Australia (Australian headquarters)	9,000	5 years	August 2004
Near Tadley Berkshire, Hampshire (U.K. headquarters)	2,000	1 year	March 2005
Chi Yoda-Ku, Tokyo, Japan (Japanese headquarters) (2)	6,000	2.3 years	August 2004

(1)	The United States distribution facility is capable of filling 18,000 orders per day and is currently operating at 30% of full capacity.

(2)	The Japanese headquarters’ lease will expire in August 2004 but is automatically renewed for an additional year unless Mannatech provides written notice of nonrenewal six months prior to the expiration date.

For its international operations, Mannatech contracts with several third party contractors for distribution and fulfillment operations. Mannatech believes its leased facilities are adequate for its projected operations. Mannatech’s third party contract distribution operations include the following:

Location	Square feet	Orders per day capacity	Current operating capacity
Calgary, Alberta	6,000	3,200	20%
Botany, Australia	5,000	20,000	5%
Crawley, West Sussex, United Kingdom	5,000	3,200	10%
Ohta-Ku, Tokyo, Japan	7,000	10,000	10%

Item 3.	Legal Proceedings

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

In February 2003, the Australian Therapeutic Goods Administration, referred to as the TGA, notified Mannatech that it was the subject of an investigation. In March 2003, Mannatech was further notified that the allegations by the TGA related to four separate incidents over the period from November 2002 through March 2003. The notification by the TGA alleged that Mannatech and/or its independent associates made certain claims or representations in Australia relating to Mannatech’s products that either breached the Therapeutic Goods Advertising Code or resulted in violations of the Therapeutic Goods Act of 1989. As a result, Mannatech took certain corrective actions, including initiating compliance complaint procedures against certain independent associates alleged to have breached Mannatech’s associates’ policies and procedures. In June 2003, Mannatech received a letter from the TGA stating that subject to additional information about the specific outcomes of the complaint procedures, the TGA does not intend to take any further action against Mannatech and as a result, Mannatech considers this matter to be closed.

On November 21, 2003, Mannatech was again contacted by the TGA with regard to several associate promotional materials that were submitted to the TGA. Mannatech continues to work with the TGA in resolving these complaints and has asked for additional information from the TGA, so it can initiate any appropriate action in accordance with its associate polices and procedures. As of March 1, 2004, Mannatech had not received any further response from the TGA and therefore, Mannatech is unable to determine the scope of the TGA inquiry or the facts giving rise to a potential violation.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Market for its Common Stock. On February 12, 1999, Mannatech completed its initial public offering and on February 16, 1999, its common stock began trading on the Nasdaq National Market under the symbol “MTEX.” As of March 8, 2004, the total number of outstanding shares of its common stock was 26,232,052 and the closing price on such date was $11.28. Below are the high and low sales prices of Mannatech’s common stock as reported on the Nasdaq National Market for each quarter of the fiscal years ended December 31, 2002 and 2003:

	Low	High
2002:
First Quarter	$1.56	$3.15
Second Quarter	$2.11	$3.43
Third Quarter	$1.33	$2.69
Fourth Quarter	$1.15	$2.75
2003:
First Quarter	$1.49	$5.56
Second Quarter	$2.12	$7.93
Third Quarter	$5.04	$8.68
Fourth Quarter	$5.52	$14.00

Holders. As of March 10, 2004, there were approximately 4,600 shareholders of record who held Mannatech’s common stock directly and approximately 143 security brokers and dealers who held approximately 52.5% of Mannatech’s common stock on behalf of approximately 8,800 shareholders.

Dividends. Mannatech did not pay any dividends in 2002 or 2003. On January 21, 2004, Mannatech’s Board of Directors declared a $0.10 per common share dividend, payable on March 12, 2004 for shareholders owning shares on the close of business on February 20, 2004. Thereafter, Mannatech’s Board of Directors will periodically reevaluate its dividend policy based on its consolidated results of operations, financial condition, cash requirements, and other relevant factors. Any payments of dividends are subject to certain limitations under the Texas Business Corporation Act.

Sales of Unregistered Securities.

None.

Uses of Proceeds from Registered Securities.

None.

Item 6.	Selected Financial Data

The Selected Financial Data set forth below for each of the five years ended December 31, 2003 have been derived from and should be read in conjunction with (A) Mannatech’s Consolidated Financial Statements and related notes set forth in Item 15 of this report, beginning on page F-1, and (B) “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Item 7 of this report.

	Year ended December 31,
	1999	2000 (3)	2001 (4)	2002	2003 (5)
	(in thousands, except per share amounts)
Consolidated Statement of Income Data:
Net sales	$179,730	$150,006	$128,736	$140,948	$191,019
Gross profit	$77,033	$61,175	$53,218	$57,172	$80,558
Income (loss) from operations	$16,081	($8,439)	($3,924)	$2,978	$11,592
Income (loss) before cumulative effect of accounting change	$10,788	($7,139)	($3,660)	$1,888	$8,790

Cumulative effect of accounting change (1)	—	(210)	—	—	—

Net income (loss)	$10,788	($7,349)	($3,660)	$1,888	$8,790

Earnings (Loss) Per Common Share:
Basic	$0.45	($0.30)	($0.15)	$0.08	$0.34

Diluted	$0.43	($0.30)	($0.15)	$0.07	$0.34

Weighted-Average Common Shares Outstanding:
Basic	24,133	24,946	24,730	25,135	25,494

Diluted	25,224	24,946	24,730	25,265	26,175

Other Financial Data:
Capital expenditures (2)	$3,243	$4,109	$1,316	$1,008	$932

Dividends declared per common share	$0.06	$—	$—	$—	$—

Consolidated Balance Sheet Data:
Total assets	$44,779	$38,902	$33,143	$34,816	$60,023

Long-term obligations, excluding current portion	$325	$527	$950	$158	$497

(1)	Cumulative effect of accounting change is the result of Mannatech adopting Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” retroactively to January 1, 2000.

(2)	Capital expenditures include assets acquired through capital lease obligations of $25 in 2002 and $40 in 2003.

(3)	Mannatech recorded severance charges of $1.2 million related to the resignation of certain employees including its Chief Information Officer and Chief Operating Officer of its international operations.

(4)	Mannatech recorded severance charges of $3.4 million related to the resignation of certain executive officers including Mr. Cobb, Ms. Varner and Mr. Fioretti.

(5)	Mannatech recorded severance charges of $2.0 million related to the resignation of Mr. Henry, its former Chief Executive Officer, and Mr. Wayment, its former Senior Vice President of Marketing, as well as other employees. In addition, Mannatech recorded non-cash accounting charges of $1.5 million related to modifying the terms of former employees stock options.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s consolidated financial position and its results of operations for each of the three years ended December 31, 2001, 2002, and 2003. This discussion should be read in conjunction with “Item 15. – the Consolidated Financial Statements and related Notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Company Overview

For over a decade, Mannatech has developed innovative, high-quality, proprietary nutritional supplements, topical products, and weight-management products that are sold through a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. New Zealand began operations on June 10, 2002 and is serviced by Mannatech’s Australian subsidiary. Mannatech plans to open operations in South Korea in the second half of 2004 and in Taiwan in the first quarter of 2005.

Mannatech operates as a single segment and primarily sells its products through a network of approximately 264,000 associates and members who have purchased Mannatech’s packs and products within the last 12 months. Mannatech aggregates its operating segments because it believes it operates as a single reportable segment selling its nutritional supplements in similar distribution channels in each of its operations. Mannatech’s management reviews its financial information in each country by pack sales and by product sales. Each of Mannatech’s operations sells primarily the same products and possesses similar economic characteristics, such as similar gross margins. For the year ended December 31, 2003, Mannatech’s foreign operations accounted for approximately one-third of its consolidated net sales, whereas in the same period in 2002, its foreign operations accounted for approximately one-fourth of its consolidated net sales. Consolidated net sales by country in dollars and as a percentage of consolidated net sales for the years ended December 31, 2003, 2002, and 2001 are as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

(in millions)	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
2003	$127.8	$16.7	$15.6	$5.0	$18.6	$7.3	$191.0
2002	$105.0	$16.4	$6.6	$1.6	$9.0	$2.3	$140.9
2001	$99.3	$18.1	$4.4	$1.2	$5.7	$—	$128.7

	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
2003	67.0%	8.7%	8.2%	2.6%	9.7%	3.8%	100.00%
2002	74.5%	11.6%	4.7%	1.1%	6.4%	1.7%	100.00%
2001	77.1%	14.1%	3.4%	1.0%	4.4%	—%	100.00%

Mannatech derives its revenues from sales of its products, sales of its starter and renewal packs, and from shipping fees and defers the recognition of its revenues until its customers receive their shipment. Substantially all of its product sales are sold to independent associates at published wholesale prices, sold to members at discounted published retail prices, or sold to customers at published retail prices. Mannatech believes the vast majority of its product sales are for personal consumption; however, Mannatech cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery other than usual and customary product returns.

Mannatech periodically changes its starter and renewal packs to meet current market demands. Each of Mannatech’s starter and renewal packs includes some combination of its products and promotional materials and entitles associates and members to published discounts related to Mannatech’s retail prices. Mannatech tries to offer comparable packs in each country in which it does business; however, because each country has different regulatory guidelines, not all of Mannatech’s packs can be offered in all countries.

Mannatech attributes the improvement in its sales and operations to the following:

•	completing the launch of its revamped global associate career and compensation plan in September 2002;

•	launching various new incentives including annual travel incentives;

•	implementing a 4% price increase for certain wholesale and retail sales prices in September 2002;

•	appointing Samuel Caster, one of its founders and Chairman, as Chief Executive Officer; and

•	introducing three new products – Ambrotose AO™, GI-Pro™ and GI-Zyme™ into various markets.

Mannatech believes that its revamped global associate career and compensation plan and its annual travel incentive program contributed to an increase in the number of independent associates, as reflected by the 33.6% increase in its pack sales for the year ended December 31, 2003. Mannatech believes its annual travel incentive program helps increase the number of independent associates purchasing its products and is also a motivational vehicle for attracting and retaining independent associates. Mannatech’s annual travel incentive usually has a qualification period of between four- to seven months, during which independent associates qualify for the annual travel incentive by earning points primarily on the sales of high dollar packs and product purchases. Under its annual travel incentive program, Mannatech requires its associates to maintain their associate position and prohibits the subsequent return of any qualifying packs or products, except in exchange for like-kind products and packs.

Mannatech believes its future success on increasing its net sales is dependent on the following factors:

•	continuing its product development strategy, which includes continuing to enhance its existing proprietary products and introducing new products, such as the recent launch of its new antioxidant product, Ambrotose AO™, in the United States in September 2003 and its new digestive products, called GI-Zyme™ and GI-Pro™, which were launched in the United Kingdom in September 2003, and in the United States and Canada in December 2003;

•	continuing its planned international expansion; and

•	continuing to attract and retain associates who routinely purchase its products by introducing new incentives and refining existing commissions and incentives.

In 2004, Mannatech will primarily focus on registering its Ambrotose AO™ product in its existing foreign markets and begin registering its most popular products in South Korea and Taiwan. Mannatech also plans to improve its nutritional food bars to include a more complete array of essential nutrients, and to continue its ongoing research of new products and product strategies for 2005.

Cost of sales consists of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s independent associates, freight, and provisions for slow moving or obsolete inventories. Mannatech’s inventory turnover ratio improved from 3.5 in 2002 to 4.6 in 2003. Mannatech’s sales mix of products and packs affects its cost of sales and gross profit differently because its products sold have a higher gross margin than its gross margins on its packs sold. Mannatech’s sales mix can be influenced by the following:

•	changes in Mannatech’s commission and incentive programs;

•	changes in its sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products; and

•	discontinuation of existing products.

Commissions and incentives are dependent on the sales mix and typically range between 40% to 45% of net sales. Commissions and incentives are paid to Mannatech’s independent associates in accordance with its global associate career and compensation plan based on commissionable net sales, which consist of finished products and pack sales. Mannatech’s commission and incentive program calculates commissions and incentives based on the following criteria:

•	an associate’s placement and position within Mannatech’s overall global plan;

•	the volume of an associate’s direct and indirect commissionable sales; and

•	an associate’s achievement of certain sales levels.

Mannatech’s global associate career and compensation plan allows new and existing independent associates to build their individual global networks by expanding their existing downlines into newly formed international markets rather than requiring independent associates to establish new downlines to qualify for commissions and incentives within each new country.

Periodically, Mannatech offers new travel incentives and contests, which are designed to stimulate both its pack and product sales. In the first quarter of 2003, Mannatech launched a travel incentive for its independent associates called “Sun and Salsa in 2003.” Approximately 750 of Mannatech’s independent associates qualified for a trip for two to Cancun, Mexico. This incentive cost Mannatech approximately $2.2 million. Mannatech ran a similar travel incentive contest in 2002, and in 2004 announced its 2004 travel incentive contest, which is a 5-day cruise for two in the Caribbean. The 2004 travel incentive allows independent associates who achieve certain sales levels from February 28, 2004 through June 8, 2004 to qualify for this trip incentive. Mannatech anticipates that approximately 750 to 850 of its independent associates will qualify for this trip incentive at an estimated cost to Mannatech of between $2.2 million and $2.7 million.

Operating costs consist of selling and administrative expenses, other operating expenses, severance charges related to the resignation of former employees, and non-cash accounting charges related to stock options and warrants held by former executives. The severance charges relate to Mannatech’s contractual employment obligations, which were all associated with the resignation of various former executives and employees in 2001 and in 2003. In 2001, severance charges arose from the resignation of Mr. Patrick Cobb, Mannatech’s former Chief Financial Officer of International Operations, Mr. Anthony Canale, its former Chief Operating Officer of International Operations. These moves were initiated in order to revamp Mannatech’s international operations. In addition, in 2001, certain members of Mannatech’s core management team resigned, including Ms. Deanne Varner, its General Counsel and Mr. Charles Fioretti, its former Chief Executive Officer and Chairman. In 2003, Mannatech incurred additional severance charges related to the resignation of Mr. Robert Henry, its former Chief Executive Officer, who replaced Mr. Fioretti in 2001, and Mr. Brad Wayment, its former Senior Vice President of Marketing, along with four other employees.

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech has identified certain policies that are important to the portrayal of its consolidated financial condition and consolidated results of operations. These policies require the application of significant judgment by Mannatech’s management. Mannatech periodically analyzes the need for certain estimates, including the need for such items as inventory reserves, impairment of long-lived assets, tax valuation allowances, provisions for doubtful accounts, revenue recognition, sales returns, accounting for stock options, contingencies and litigation. Mannatech bases any estimates needed on its historical experience, industry standards, and various other assumptions that may be reasonable under the circumstances. Mannatech cautions its readers that actual results could differ from its estimates under different assumptions or conditions. If circumstances change relating to the various assumptions or conditions used in such estimates Mannatech could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. Mannatech’s critical accounting policies at December 31, 2003 include the following:

Inventory Reserves

Mannatech’s inventory carrying value is reviewed and compared to the fair market value of its inventory and any inventory value in excess of fair market value is written down. In addition, Mannatech reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Mannatech’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. If actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. Mannatech’s inventory value at December 31, 2003 was $7.9 million and includes an inventory reserve of $0.2 million.

Asset Impairment

Mannatech reviews the book value of its property and equipment for impairment whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. Mannatech’s impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated carrying value. Mannatech believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), Mannatech would have to recognize an impairment loss to the extent the net book value of an asset exceeds its fair value. At December 31, 2003, the net book value of Mannatech’s property and equipment was $5.5 million.

Tax Valuation Allowances

Mannatech evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. If Mannatech is unable to realize the expected future benefits of its deferred tax assets, it would be required to provide an additional valuation allowance. As of December 31, 2003, Mannatech recorded total deferred tax assets of $5.3 million and recorded a valuation allowance of $2.3 million.

Deferred Revenues

Mannatech defers all of its revenue until its customers receive their shipments. Mannatech also defers a portion of its revenue from the sale of its starter and renewal packs because of a one-year magazine subscription offered in some of its packs. In addition, Mannatech defers the portion of revenue from each pack that exceeds the total average wholesale value of all individual components included in such packs. Mannatech amortizes its deferred revenues associated with its magazine subscriptions and the excess amount over the total average wholesale value of the individual components in the packs over twelve months. Although Mannatech has no immediate plans to significantly change the contents of its packs or its shipping methods, any such changes in the future could result in additional revenue deferrals or could cause Mannatech to recognize its deferred revenue over a longer period of time.

Software Capitalization

Mannatech capitalizes salaries and consulting fees related to the development of certain qualifying internally-developed software applications including: GlycoScience.org, a scientific and educational web database and Success Tracker™, a web-based training and marketing tool for its independent associates. Mannatech amortizes such qualifying costs over its estimated useful life of the software application, which is either three or five years. If accounting standards change or if the capitalized software becomes obsolete, Mannatech may be required to write-off its capitalized software or accelerate its amortization period. As of December 31, 2003, Mannatech’s capitalized software had a remaining net book value of $0.3 million. Mannatech anticipates capitalizing a portion of its salaries and consulting fees associated with developing and implementing its new global back office systems in 2004 and 2005.

Accounting for Stock-Based Compensation

Currently, Mannatech follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations for stock options granted to employees and members of its board of directors. Under the recognition and measurement principles of APB 25, Mannatech is not required to recognize any compensation expense unless the market price of the stock exceeds the exercise price on the date of grant or the terms of the grant are subsequently modified. The Financial Accounting Standards Board has recently indicated that it expects to issue a proposal to change the recognition and measurement principles for equity-based compensation granted to employees and board members. The proposed rules could be implemented as early as the end of the 2004 calendar year. Under the proposed rules, Mannatech would be required to recognize compensation expense related to stock options granted to employees and board members after December 15, 2004. The compensation expense would be calculated based on the expected number of options expected to vest and would be recognized over the stock options’ vesting period. If this proposal is passed, Mannatech would be required to recognize compensation expense related to stock options granted to its employees or board members, which could have a material effect on its consolidated financial condition and results of operations.

Results of Operations

The following table summarizes Mannatech’s consolidated operating results as a percentage of net sales for each of the years indicated:

	Year ended December 31,
	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	18.3	17.3	16.1
Commissions and incentives	40.4	42.1	41.7

Gross profit	41.3	40.6	42.2
Operating expenses:
Selling and administrative expenses	23.9	23.3	20.9
Other operating costs	17.8	15.2	14.1
Severance expenses related to former executives	2.7	—	1.0

Income (loss) from operations	(3.1)	2.1	6.2
Interest income	0.2	0.2	0.2
Other income (expense), net	—	0.1	0.4

Income (loss) before income taxes	(2.9)	2.4	6.8
Income tax (expense) benefit	0.1	(1.1)	(2.2)

Net income (loss)	(2.8)%	1.3%	4.6%

Historical Results for the Years 2001, 2002, and 2003

Net Sales

	For the twelve months ended December 31,			Percentage Change
	2001	2002	2003	2002 over 2001	2003 over 2002
	(in millions)
Pack sales	$19.5	$29.2	$39.0	49.7%	33.6%
Product sales	102.4	105.5	144.3	3.0	36.8
Other, including freight	6.8	6.2	7.7	(8.8)	24.2

Total net sales	$128.7	$140.9	$191.0	9.5%	35.6%

Mannatech net sales have increased year-over-year in all countries. The dollar increase consisted of increases in both pack sales and product sales. Pack sales directly relate to new and existing associates and members who purchase Mannatech’s products. Therefore, as Mannatech’s pack sales increase, product sales usually increase; however, there is not a direct correlation between the increase in the number of new associates and members and the amount of the increase in product sales because associates and members consume different products and may have different consumption levels.

For the fourth quarter of 2003, Mannatech’s quarterly pack sales increased to $10.1 million from $7.4 million for the fourth quarter of 2002. This increase primarily resulted from an increase of 34,000 new independent associates and members during the fourth quarter of 2003, which increased the total new associates and members within the 12 months ended December 31, 2003 to 134,000. In the fourth quarter of 2002, Mannatech increased the number of new independent associates and members by 25,000, which increased the total new associates and members within the 12 months ended December 31, 2002 to 91,000.

The number of new and continuing independent associates and members who purchased Mannatech’s products by year, within the last 12 months is as follows:

	For the year ended December 31,
Associates and Members	2001		2002		2003
New	66,000	34.4%	91,000	45.6%	134,000	50.8%
Continuing	126,000	65.6%	109,000	54.4%	130,000	49.2%

Total	192,000	100.0%	200,000	100.0%	264,000	100.0%

Pack Sales

Overall, pack sales increased $9.7 million in 2002, as compared to 2001 and increased $9.8 million in 2003, as compared to 2002. These increases were primarily related to changes in the mix of new and existing associates and members. In 2002, new associates and members contributed to an increase in pack sales of $8.0 million, as compared to 2001. In 2003, new associates and members contributed to an increase in pack sales of $10.6 million, as compared to 2002. Mannatech believes the increase in the number of new associates and members over the past few years resulted from changes to its revamped global associate and career plan, introducing new incentives, contests and products, and recent management changes.

In 2002, associate retention levels decreased by 17,000, but increased overall pack sales by $1.7 million as compared to 2001. Mannatech believes the 2002 decrease in the number of retained associates was partially due to associates’ initial perception of the 2001 management changes and the uncertainties surrounding the announcement, by Mannatech, of its plans to revamp its global associate career and compensation plan compounded by a general downward turn in the overall economy.

In 2003, Mannatech reversed the 2002 decrease in associate retention levels by increasing the number of retained associates and members by 21,000. However, in 2003, changes in renewal policies contributed to a decrease in overall pack sales by ($0.8 million) as compared to 2002. Mannatech believes the increase in the number of retained associates and members is the result of implementing its global associate career and compensation plan and associates fully understanding the benefits of the changes to the plan, as well as associates accepting Mannatech’s recent management changes and overall direction of the company, including plans for international expansion. The dollar decrease of ($0.8 million) in 2003 was the result of changes in the overall requirements for retaining associate status, as defined in Mannatech’s revamped global associate career and compensation plan. Under the revamped plan, lower-level associates automatically renew their associate status without having to actually purchase an annual renewal pack. However, Mannatech’s global associate career and compensation plan continues to require its higher-level associates, known as business builders, to purchase an annual renewal pack, which includes updated policies and procedures and various new or updated business-building materials. Mannatech believes the overall changes related to renewing associates helped entice personal consumption associates to continue to purchase Mannatech products, which resulted in an increase in the number of associates and members purchasing products in 2003.

Product Sales

Mannatech’s product sales have increased year-over-year in all countries. The increase between the years resulted from new product launches, an increase in sales volume sold, and a 4% price increase implemented in September 2002 for certain of its finished goods. This price increase increased net product sales by approximately $1.4 million in 2002, as compared to 2001 and further contributed to an additional increase in product sales of $5.2 million in 2003.

In September 2003, Mannatech launched three new products, including its United States launch of a new antioxidant product called Ambrotose AO™. New products increased product sales in 2003 by approximately $5.8 million as compared to 2002, of which $4.5 million related to new product sales in the fourth quarter of 2003. Mannatech did not launch any new products in 2002. In 2004, Mannatech plans to improve its Mannabars and plans to continue to develop additional new products and strategies in 2005. Development of a quality, innovative product is time consuming and may take over a year to develop and bring to market.

Changes in existing product sales relate to increases in sales volume as compared to prior years. In 2002, the increase in existing products sales was $1.7 million as compared to 2001. The increase in existing products sales was $27.8 million in 2003, as compared to 2002. The increase in existing product sales related to the increase in pack sales, which was spurred by an increase in the number of new and existing associates and members purchasing Mannatech products.

Other Sales

Other sales primarily consist of freight revenue charged to associates and members and is a direct result of the increase in pack and product sales.

Cost of Sales

Cost of sales primarily increased as a result of the increase in volume of packs and products sold. However, cost of sales as a percentage of net sales generally remained consistent between years. Cost of sales in 2002 compared to 2001, included a 0.2% favorable impact on Mannatech’s gross margin due to the sales price increase implemented in September 2002. This favorable impact was completely offset in 2002 by a higher mix of pack sales to product sales. In 2003, the September 2002 sales price increase continued to generate a favorable impact on Mannatech’s gross margin. In addition, the shift in product and pack mix sold toward a larger volume increase in product sales in 2003 favorably impacted Mannatech’s gross margin.

Inventory write-offs and reserves do not have a significant impact on Mannatech’s cost of sales. However, in 2001, Mannatech’s foreign operations recorded inventory write-offs of $1.2 million, which was primarily related to a decrease in sales from prior years, which contributed to the write-off of inventories that were approaching their expiration dates. In 2002 and 2003, Mannatech recorded a provision for inventory write-offs of $0.1 and $0.2 million, respectively. The provision primarily relates to discontinued promotional materials and normal spoiled or damaged products.

Commissions and Incentives

Commissions and incentives correlate to the mix between pack and product sales and generally range between 40% and 45% of consolidated net sales. In both 2002 and 2003, the volume of sales increased and the mix in sales changed. The mix in sales consists of both product and pack sales. The majority of dollar commission and incentive payments are attributable to product sales.

In 2002, Mannatech’s volume of net sales shifted toward pack sales as compared to 2001. In 2003, Mannatech’s volume of net product sales increased more than the increase in pack sales as compared to 2002. This shift in 2003 is reflected in the change in commissions as a percentage of net sales. The increase and mix of sales were impacted by various factors as previously discussed above, including revamping Mannatech’s global career and compensation plan and introducing various incentives, including an annual travel incentive.

Gross Profit

Gross profit decreased in 2002 compared to 2001, primarily as a result of revamping the global associate career and compensation plan and implementing various incentives and contests including an annual travel incentive. Mannatech anticipates that the implementation of such changes to its commissions and incentives will help increase its net sales and the number of new and existing associates purchasing packs and products in future periods. The changes in commission and incentives implemented in 2002 and further stabilization of Mannatech’s operations helped increase the number of associates and members purchasing products, which favorably impacted Mannatech’s gross profit in 2003.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses and consist of compensation and benefits of employees, contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and hosting Mannatech’s corporate-sponsored events.

In 2002, selling and administrative expenses increased by $2.0 million as compared to 2001. Selling and administrative expenses further increased by $7.2 million in 2003, as compared to 2002. The dollar changes in selling and administrative expenses primarily consist of compensation related costs, marketing expenses, out-bound freight and third-party distribution costs. Selling and administrative expenses as a percentage of net sales decreased from 23.9% in 2001 to 23.3% in 2002, and then further decreased to 20.9% in 2003. The decrease in selling and administrative expenses as a percentage of net sales in 2002 and 2003 was primarily due to Mannatech’s ability to control and curtail fixed costs.

Overall compensation related costs increased in 2002 by $2.1 million as compared to 2001 and further increased by $3.5 million in 2003, as compared to 2002. In 2002, the $2.1 million increase was composed of an increase of $0.8 million in executive bonuses and a $1.3 million increase in wages and benefits. The 2002 increase in bonuses was a result of improving Mannatech’s operating results for the year. In 2002, Mannatech terminated its contracts with third party providers who provided Mannatech’s foreign operations’ with order processing and customer services functions and hired employees for its foreign operations order processing and customer service departments, which resulted in an increase in wages and benefits for 2002. The 2002 wage and benefit increase also included cost of living raises and hiring additional employees in its domestic operations. In 2003, the $3.5 million increase in compensation related costs was composed of an increase in employee and executive bonuses of $1.6 million and an increase of $2.1 million in wages and benefits. The 2003 wage and benefit increase consisted of hiring additional personnel and cost of living raises. This increase was partially offset by a decrease in temporary and contract labor of ($0.2 million) due to hiring some of Mannatech’s ongoing contractors as employees in its domestic operations to support the increase in net sales and planned expansion.

Marketing related expenses decreased in 2002 by ($0.3 million) as compared to 2001, but increased by $1.3 million in 2003 as compared to 2002. In 2002, Mannatech revamped its strategy regarding its corporate-sponsored events and reduced the number of corporate-sponsored events, which helped reduce its overall marketing expense. In 2003, marketing related expenses increased as a result of net sales increasing and because Mannatech increased the costs per corporate-sponsored event to enhance the quality of each event and implemented certain enhancements to its corporate-sponsored magazines. The enhancements included visual changes to the look of its magazines and additional quality-driven articles about the science of its products, industry trends, and new or enhanced marketing techniques.

Out-bound freight and third party distribution costs increased in 2002 by $0.2 million as compared to 2001 and further increased in 2003 by $2.4 million as compared to 2002 primarily due to the increase in net sales. Out-bound freight and third party distribution costs are directly related to the change in volume and mix in net sales. In 2002, out-bound freight increased $0.4 million, which related to the increase in sales volume, partially offset by the sales mix shifting toward pack sales and reducing third-party distribution costs in Japan by ($0.2 million). The shift in sales mix in 2002 toward pack sales partially offset the increase in outbound freight due to the increase in net sales. In 2003, out-bound freight increased $1.7 million and third-party distribution costs increased $0.7 million. The increases in 2003 relate to an additional increase in volume of net sales and a shift in sales mix toward product sales.

Other Operating Expenses

Other operating expenses include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing-related expenses, off-site storage fees, and other miscellaneous operating expenses. In 2002, other operating expenses decreased by ($1.5 million) as compared to 2001, but increased by $5.5 million in 2003, as compared to 2002. The dollar change in other operating expenses primarily consisted of charges in travel, consulting fees, third party contractors related to its international operations, depreciation, and various operating costs. Other operating expenses as a percentage of net sales decreased from 17.8% in 2001, to 15.2% in 2002 and further decreased to 14.1% in 2003. The decrease in other operating expenses as a percentage of net sales in 2002 and 2003 was primarily due to Mannatech’s ability to control and curtail fixed costs.

For the years ended December 31, 2001, 2002, and 2003, other operating expenses also included non-cash accounting charges. In 2001, the non-cash accounting charge relating to the variable accounting treatment of certain stock options issued to Ms. Varner and Mr. Cobb and warrants issued to Mr. Canale, three former executives who resigned in 2001. The stock options and warrants were issued in 2001 to replace stock options held by former executives that would have expired with such executive’s resignation. The quarterly non-cash variable accounting charge was recorded as the change between the fair market price of the stock options and warrants multiplied by the number of stock options and warrants available to the former executives. In 2002, Mannatech recorded a non-cash variable accounting benefit related to stock options and warrants issued in 2001 to former employees of approximately $54,000. In 2003, Mannatech recorded non-cash accounting charges related to stock options and warrants of $1.5 million of which $0.6 million related to non-cash variable accounting charges for stock options and warrants granted to former executives in 2001. The significant increase in the charge for 2003 was the result of the increase in Mannatech’s stock price in 2003, which increased from a closing price $1.62 per share at December 31, 2002 to a closing price of $10.89 per share at December 31, 2003. In the second quarter of 2003, Mannatech recorded a $0.6 million charge related to extending the terms of stock options for Mr. Henry who resigned in 2003. In the fourth quarter of 2003, Mannatech recorded a one-time non-cash charge of $0.3 million related to extending Mr. Wayment’s stock options. In July and August of 2003, all of the stock options issued to Mr. Cobb and all but 500 of the stock options issued to Ms. Varner were exercised. Therefore Mannatech should not have any significant non-cash accounting charges related to these stock options or warrants in the future.

In 2002, travel expenses increased by $0.8 million as compared to 2001 and further increased in 2003 by $1.0 million as compared to 2002. The increase in travel expenses relates to an increase in travel related to its corporate-sponsored events.

In 2002, overall consultant-related costs decreased by ($1.0 million) as compared to 2001, but increased by $0.6 million in 2003, as compared to 2002. The decrease in 2002 was composed of (1) a decrease of ($1.3 million) related to the canceling of the consulting agreement with Mr. Caster and various international consulting agreements, as well as canceling the consulting agreement and entering into a royalty agreement with Jett, a shareholder and high level associate, partially offset by (2) a $0.3 million increase related to entering into a non-compete agreement with Dr. McDaniel, a former employee, and the settlement of various lawsuits. In 2003, the increase of $0.6 million in overall consulting-related costs consisted of (1) a $0.2 million increase in Mannatech’s board of director fees and bonuses; (2) a $0.1 million increase in the fourth quarter for consulting fees related to Mannatech’s planned technology infrastructure changes; and (3) a $0.3 million increase related to consulting fees for its planned international expansion and further cultivation of its existing markets.

In 2002, third party contractors’ expenses decreased by ($2.2 million) as compared to 2001 and remained consistent in 2003, as compared to 2002. In 2002, Mannatech terminated its third party contracts for providing Mannatech’s international operations with order processing and customer services and developed a full service in-house order processing and customer service team of professionals for each of its international operations.

In 2002, Mannatech recorded an increase of $0.1 million in depreciation expense as compared to 2001 and in 2003, recorded a net decrease of ($0.8 million) in depreciation expense as compared to 2002. The 2002 increase related to Mannatech’s acquisition of $1.0 million in capital assets during the year. In 2003, depreciation increased by $0.2 million related to $0.8 million in capital asset acquisitions, which was offset by a ($1.0 million) decrease in depreciation expense related to various capital assets, including computer hardware and software that were purchased or developed in prior years and fully depreciated during 2003.

The remaining increase of $0.8 million in 2002 and $3.2 million in 2003, related to an increase in variable operating expenses including research and development costs, telephone, insurance, postage, offsite storage expenses, and credit card fees. These variable operating expenses directly correlate to the increase in volume of net sales.

Severance Expenses

As discussed previously, Mannatech made several management changes in 2001 and 2003 and as a result, recorded severance expenses related to former employees of $3.4 million in 2001 and $2.0 million in 2003. In the second quarter of 2001, Mannatech accrued severance payments totaling $3.4 million for certain former executive officers. As previously discussed the severance payments are due at various times through 2004. In the second quarter of 2003, Mannatech accrued severance payments of $1.4 million related to the resignation of Mr. Henry, Mannatech’s former Chief Executive Officer the payments are due through 2005. In addition, in the third quarter of 2003, Mannatech accrued $0.4 million related to severance payments for Mr. Wayment, its Senior Vice President of Marketing and for two former employees. Finally, in the fourth quarter of 2003, Mannatech accrued severance payments of $0.2 million related to four other employees. The severance expenses for 2001 and 2003 primarily relate to accruing compensation related expenses, health insurance, outplacement fees, and title to 2 leased vehicles.

Interest Income

Mannatech maintains interest bearing accounts for its cash equivalents, restricted cash, and investments. Interest income increased year-over-year as cash, cash equivalents, restricted cash and investments increased. Cash and investments increased as a result of improving overall operations and profits and increases in the average yield on investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency translation adjustments related to translating assets, liabilities, revenues, and expenses from its foreign operations to the United States dollar using current and weighted-average currency exchange rates. Mannatech records translation adjustments to other income (expense), net. In 2003, the currency translation adjustment increased by $0.7 million primarily as a result of the United States dollar weakening against the Japanese Yen and the British Pound.

Income Taxes

Income taxes include both domestic and foreign taxes. In 2002, Mannatech’s United States federal statutory tax rate was 34%, which increased to 35% for 2003. In 2002 and 2003, Mannatech’s statutory rate in Australia was 30%, in the United Kingdom its statutory rate was 19%, and in Japan its statutory tax rate was 42%. A portion of Mannatech’s income from its international operations is subject to taxation in the countries in which it operates. Although Mannatech may receive foreign tax credits that would reduce the amount of United States taxes owed, Mannatech may not be able to fully utilize its foreign tax credits in the United States. Mannatech may have also incurred net operating losses in some of its operations, which may not be fully realizable. As a result, Mannatech recorded a valuation allowance for its Japan net operating loss carryforwards, as it believes that the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criteria for recognition.

Income taxes increased year-over-year as a result of an increase in Mannatech’s profitability and the change of sales mix between countries. Mannatech’s effective tax rate increased from 2.8% in 2001 to 43.5% in 2002 and decreased to 30.9% in 2003. Mannatech’s effective tax rate changes as a result of the shift in income mix between its domestic and its foreign operations and the changes in its valuation allowance reserve. In 2002, Mannatech’s effective tax rate increased as a result of the income mix between Mannatech’s domestic and foreign operations and the increased valuation for additional net operating losses from its Japan subsidiary. In 2003, Mannatech’s effective tax rate decreased due to the income mix between Mannatech’s domestic and foreign operations and partial utilization of the valuation allowances for its Japan subsidiary.

Net Income

Net income increased from a loss in 2001 of ($3.7 million) to net income of $1.9 million in 2002. Net income further increased to $8.8 million in 2003, as compared to 2002. The net loss in 2001 was primarily the result of recording severance expenses of $3.4 million in 2001. In 2002, net income increased due to the increase in net sales and curtailing operating expenses. In 2003, net income increased as a result of increasing net sales and curtailing operating expenses, partially offset by recording severance expenses for its former executives and employees and non-cash accounting charges related to its stock options and warrants for its former executives of $3.5 million.

Seasonality and Selected Quarterly Statements of Operations

Mannatech believes the impact of seasonality on its results of operations is minimal. Mannatech has experienced and predicts it will continue to experience variations on its quarterly results of operations in response to, among other things:

•	the timing of the introduction of new products;

•	its ability to attract and retain associates and members;

•	the general overall economic outlook;

•	the perception and acceptance of network-marketing; and

•	the consumer perception of Mannatech’s products and its overall operations.

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

The following table sets forth Mannatech’s unaudited consolidated quarterly statement of operations data for the periods indicated. In Mannatech’s opinion, this information has been prepared on the same basis as its audited consolidated financial statements set forth in this report and includes all adjustments that are considered necessary to present fairly this information in accordance with generally accepted accounting principles. The reader should read this information in conjunction with “Item 15. - the Consolidated Financial Statements and related Notes” - beginning on page F-1 of this report.

	Mar. 31, 2002	June 30, 2002(1)	Sept. 30, 2002	Dec. 31, 2002(2)	Mar. 31, 2003	June 30, 2003(3)	Sept. 30, 2003(4)	Dec. 31, 2003(5)
	(in millions, except per share information)
Net sales	$32.9	$35.4	$34.5	$38.1	$40.5	$46.5	$49.7	$54.3
Gross profit	$13.2	$14.0	$14.0	$16.0	$17.4	$19.5	$20.6	$23.1
Income before income taxes	$1.2	$0.3	$0.4	$1.5	$2.1	$1.6	$4.2	$4.8
Income tax expense	($0.6)	($0.0)	($0.2)	($0.7)	($0.7)	($0.4)	($1.3)	($1.5)

Net income	$0.6	$0.3	$0.2	$0.8	$1.4	$1.2	$2.9	$3.3
Earnings per share: (6)
Basic	$0.02	$0.01	$0.01	$0.04	$0.06	$0.05	$0.11	$0.12

Diluted	$0.02	$0.01	$0.01	$0.03	$0.06	$0.05	$0.11	$0.12

(1)	The New Zealand operation began in June 2002.

(2)	The revamped global associate career and compensation plan was launched and a 4% price increase in certain wholesale and retail prices was implemented in late September 2002.

(3)	Mannatech recorded $1.4 million in severance expenses and $0.6 million in a non-cash accounting charge related to the resignation of Mr. Henry and $0.6 million related to non-cash variable accounting charges for stock options and warrants for executives who resigned in 2001.

(4)	Mannatech recorded $0.4 million related to severance expenses for Mr. Wayment and other former employees.

(5)	Mannatech recorded $0.2 million related to severance expenses for the resignation of four other employees and $0.3 million in a non-cash accounting charge related to modifying the terms of stock options held by Mr. Wayment.

(6)	Computed on the basis described in Note 1 in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Mannatech’s principal use of cash is to pay for operating expenses, including commissions and incentives, capital expenditures, inventory purchases, and funding international expansion. Mannatech generally funds its business objectives, working capital, and operations through reliance on its cash flows from operations rather than incurring long-term debt. Mannatech plans to continue to primarily fund its business objectives, working capital, and operations primarily through its cash flows from operations and operating leases. Operating leases help Mannatech fund the leasing of buildings, automobiles and computer hardware. In 2004, Mannatech entered into a $1.0 million master operating lease line-of-credit, which has not been utilized as of March 1, 2004. In addition, Mannatech also has a $2.0 million unused line-of-credit that will expire in March 2004, which bears interest at the bank’s prime interest rate minus 1%. Mannatech expects to renew the line-of-credit with similar terms. Mannatech believes it can use these lines-of-credit along with its normal cash flows from operations to fund any unanticipated short falls in its cash flows.

Cash and Cash Equivalents

Mannatech’s cash and cash equivalents increased 59.9%, or $10.6 million, to $28.3 million at December 31, 2003 from $17.7 million at December 31, 2002. In 2003, Mannatech purchased four long-term investments in various bond funds, which totaled $10.0 million. In addition, Mannatech was required to restrict $2.1 million of cash for collateral for its unused line-of-credit but expects this restriction to be removed in 2004. The increase in Mannatech’s cash and cash equivalents and its investments was directly attributable to curtailing operating expenses and increasing its operating profits.

Working Capital

Mannatech’s working capital increased by 70.5% to $16.2 million at December 31, 2003 from $9.5 million at December 31, 2002. Mannatech’s increase in working capital in 2003 was composed of an increase in current assets of $16.9 million, partially offset by an increase in current liabilities of $10.2 million. 75% of the increase in working capital was attributable to an increase in cash and cash equivalents, including restricting cash of $2.1 million as collateral for its unused line-of-credit. The remaining increase in current assets primarily related to increasing inventories by $2.4 million and increasing prepaid expenses to support projected net sales levels and future operations. The increase in current assets was partially offset by an increase in current liabilities. Current liabilities increased as a result of accruing $1.0 million in severance expenses related to the resignation of former executives and employees and increasing liabilities for payments related to an increase in commissions, inventories, and operational expenses. The increase in inventories, commissions, and operational expenses related to an increase in operating profits and an expected increase in future net sales levels.

Mannatech’s cash flows consist of the following:

For the year ended December 31,
	2001		2002		2003
Provided by (used in):
Operating activities	$7.4 million		$9.7 million		$20.2 million
Investing activities	($1.2 million	)	($1.3 million	)	($12.5 million	)
Financing activities	($2.0 million	)	($0.7 million	)	$ 2.8 million

Operating Activities

In 2003, Mannatech’s operating activities provided $20.2 million in cash compared to cash of $9.7 million in 2002 and cash of $7.4 million in 2001. In 2003, net earnings adjusted for noncash activities provided cash of $13.0 million. In 2002, net earnings adjusted for noncash activities provided cash of $6.3 million and in 2001, net earnings adjusted for noncash activities provided no cash.

Management of Mannatech’s working capital accounts, which includes receivables, inventories, prepaid expenses, payables, deferred revenues, accrued commission and expenses for operations, contributed $ 6.8 million in positive cash flow in 2003, compared to $5.1 million in 2002, and $5.2 million in 2001.

Operating activities also include accruing severance payments to former executives of $2.0 million in 2003 and $3.4 million in 2001, partially offset by using cash to pay the accrued severance payments of $1.6 million in 2003, $1.7 million in 2002, and $1.2 million in 2001. Mannatech expects that its operating cash flows in 2004 will be sufficient to fund its current operations, its plans for international expansion, and to pay cash dividends declared in 2004 of approximately $2.6 million.

Investing Activities

In 2003, Mannatech’s investing activities used $12.5 million in cash compared to using $1.3 million in 2002 and $1.2 million in 2001. In 2003, Mannatech used $9.9 million of its cash to purchase higher yielding investments and used $2.1 million of its cash to fund its collateral for its unused line-of-credit. Mannatech expects that its restriction of cash totaling $2.1 million will be removed in 2004. In 2003, $0.3 million of Mannatech’s long-term restricted cash related to its master operating lease was released for operating use. In 2003, Mannatech collected $0.2 million in cash from notes receivable due from shareholders, which included collecting $134,000 from Mr. William Fioretti, a shareholder who was delinquent in his payments to Mannatech.

Mannatech also uses cash to purchase property, plant and equipment. Capital asset purchases consisted of purchases of office furniture, computer software, and computer hardware and totaled $0.9 million in 2003, $1.0 million in 2002, and $1.3 million in 2001. Annual capital asset purchases decreased by 9.3% in 2003 and decreased 25.3% in 2002. In 2002, Mannatech changed the way it funded additions of certain computer hardware to better deal with the rapid technological advancements in the marketplace. As a result, Mannatech negotiated with certain financial institutions to lease certain computer hardware through master operating leases rather than using its cash to purchase capitalized computer hardware. Master operating leases allow Mannatech to lease certain computer hardware at a reduced cost and at the end of the lease, Mannatech has the option to either purchase any of the computer hardware for the estimated fair value or return the computer hardware back to the financial institution at no additional cost. Mannatech believes that by utilizing operating leases to fund its computer hardware needs it is able to minimize its cash outlays while continuing to optimize its technological needs. Mannatech is planning a two-year project of upgrading and fully-integrating its back-office systems and intends to spend a total of $6.0 million to $8.0 million. Some of these costs will relate to programming and implementation of software and will be capitalized in 2004 and 2005. In addition, in 2004 and 2005, Mannatech may purchase up to $2.0 million in various capitalized assets for its existing operations and its planned international expansion.

Financing Activities

In 2003, Mannatech’s financing activities provided $2.8 million in cash as compared to using ($0.7 million) in 2002 and ($2.0 million) in 2001. In 2003, Mannatech received cash proceeds from stock option activity of $2.9 million, which was partially offset by cash repayments of notes payable and capital leases of ($0.1 million). In 2002, Mannatech used cash of ($0.7 million) to repay capital leases and notes payable.

In 2001, Mannatech received cash proceeds from the sale of treasury stock and stock option activity of $0.9 million, which was offset by cash repayments of notes payable and capital leases of ($0.8 million) and funding the prior year’s bank overdrafts of ($1.5 million). In addition, as required by the Lock-Up and Separation Agreements with Mr. Charles Fioretti, Mannatech was required to purchase 589,971 shares of Mr. Fioretti’s common stock at a cost of ($0.6 million).

General Liquidity and Cash Flows

Mannatech has generated positive cash flows from its operations and believes that its existing liquidity and cash flows from operations, including cash and investments totaling $38.2 million, its access to a $2.0 million unused line-of-credit, and access to its $1.0 million master operating lease line-of-credit should be adequate to fund normal business operations expected in the future, its estimated payment of $2.6 million related to a $0.10 per common share cash dividend declared on January 21, 2004 and its plans for international expansion and new back-office systems for the next 12 to 24 months. Mannatech believes its existing liquidity and cash flows will be adequate for its future as most of its operating expenses are variable in nature. However, if Mannatech’s existing capital resources or cash flows become insufficient to meet its current business plans, projections, and existing capital requirements, Mannatech would be required to raise additional funds, which may not be available on favorable terms, if at all.

Mannatech is required to fund its future commitments and obligations, which as of December 31, 2003 are as follows:

•	funding the remaining payments related to the severance agreements with former executives. Under the terms of various separation agreements, Mannatech is required to pay the aggregate amount of $1.3 million, of which $1.0 million will be paid over the next 12 months;

•	funding the declared cash dividend of $0.10 per common share, totaling approximately $2.6 million, which is payable on March 12, 2004;

•	funding up to $2.7 million of estimated costs related to its 2004 annual travel incentive award;

•	funding an estimated $4.5 million of royalty payments for future royalties associated with projected sales to various individuals;

•	funding the remaining non-compete payments of $150,000 to Dr. Reg. McDaniel, a former employee, payable in monthly installments of $25,000 through June 2004; and

•	funding various operating leases for building and equipment rental of $4.2 million through 2007.

In addition to Mannatech’s current obligations related to its accounts payable and accrued expenses for its current operations, the approximate future maturities of Mannatech’s existing commitments and obligations are as follows:

	For the year ended December 31,
	2004	2005	2006	2007	2008	Total
	(in thousands)
Severance payments to former executives and employees	$953	$359	$—	$—	$—	$1,312
Funding cash dividends declared in 2004	2,600	—	—	—	—	2,600
Funding costs for its 2004 annual travel incentive award	2,700	—	—	—	—	2,700
Royalty obligations for expected sales in the future	900	900	900	900	900	4,500
Non-compete payments to Dr. McDaniel, a former employee	150	—	—	—		150
Minimum rental commitment related to noncancelable operating leases	1,902	1,089	894	308		4,193

Totals	$9,205	$2,348	$1,794	$1,208	$900	$15,455

Mannatech has no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities. Since 1994, Mannatech has maintained a purchase commitment with its supplier of Manapol®. In 2003, the purchase commitment was modified to include purchases by its manufacturers, as well as from Mannatech. The purchase commitment requires a collective minimum purchase by Mannatech and its manufacturers of $0.3 million per month through November 2004. Presently Mannatech’s manufacturers’ monthly purchases of Manapol® have met or exceeded the monthly-required commitment of $0.3 million. Mannatech’s projected finished goods purchases are projected to meet the required minimum monthly purchase commitment in 2004.

Mannatech intends to continue to open additional operations in new foreign markets. In 2004, Mannatech plans to expand into South Korea and in 2005, Mannatech plans to expand into Taiwan, which is estimated to cost between $4.0 million and $6.0 million in the aggregate, of which approximately $1.0 million will relate to capital asset purchases that will be depreciated over the life of the assets or lease term.

Mannatech is planning to develop and implement fully-integrated back-office systems and expects to incur costs in 2004 and 2005 of between $6.0 million and $8.0 million. In addition, in 2004 and 2005, Mannatech plans to purchase various other capital assets of approximately $1.0 million, per year.

In March 2003, Mannatech established a one-year $2.0 million line-of-credit with J.P Morgan/Chase Bank, which to date has not been utilized. This line-of-credit was established to safeguard against any unanticipated operating deficiencies and strengthen Mannatech’s credit rating. Mannatech intends to renew the line-of-credit in March 2004 with similar terms. Mannatech does not anticipate any significant changes in its operations, but believes any future unanticipated significant changes in its operations could force it to consume its available capital resources faster than anticipated. Mannatech also believes that its existing cash and capital requirements depend on its ability to continue to protect its proprietary rights and its ability to distribute high-quality, proprietary products that attract and retain associates and members.

Off–Balance Sheet Arrangements

Mannatech does not utilize off-balance sheet financing arrangements other than in the normal course of business. Mannatech finances the use of certain facilities, office and computer equipment, and automobiles under various operating lease agreements. As of December 31, 2003, the total future minimum lease payments under various operating leases totaled $4.2 million and are due in payments through 2007 as summarized in the table above.

Recent Financial Accounting Standards Board Statements

SFAS 143. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations.” SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the related asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset and to be amortized over the life of the lease. On January 1, 2003, Mannatech adopted SFAS 143, which resulted in an increase in its leasehold improvements and long-term liabilities of $250,000 for the estimated restoration costs of its Japanese leased facilities. Mannatech considered the cumulative effect of this adjustment and the impact on its consolidated net income to be insignificant.

FIN 46. In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 is effective for variable interest entities created after January 31, 2003 and is required to be adopted for variable interest entities that existed prior to February 1, 2003 by December 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, entitled to receive a majority of the entity’s residual returns or both. The adoption of this interpretation did not have a significant impact on Mannatech’s consolidated financial condition, results of operations, or cash flows.

FIN 46R. In December 2003, FASB issued a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPE’s”) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of variable interest entities other than SPE’s is required in financial statements for periods ending after March 15, 2004. Mannatech does not have interest in structures commonly referred to as SPE’s, therefore the adoption of FIN 46R is not expected to have a material impact on Mannatech’s consolidated financial position, results of operations or cash flows.

SFAS 132R. In December 2003, FASB issued a revision to Statement of Financial Accounting Standards No. 132 (“SFAS 132R”), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” SFAS 132R requires additional disclosures to those required in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS 132 remain in effect until the provisions of SFAS 132R are adopted. SFAS 132R is effective for company’s with interim periods beginning after December 15, 2003. The adoption of SFAS 132R is not expected to have a material impact on Mannatech’s consolidated financing position, results of operations or cash flows.

SFAS 149. In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and the related implementation guidance and is effective for contracts entered into or modified after September 30, 2003, except for hedging relationships designated after September 30, 2003. SFAS 149 clarifies the definition of a derivative and amends the financial accounting and reporting required for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In addition, SFAS 149 improves the financial reporting requirements by requiring more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of SFAS 149 did not have a significant impact on Mannatech’s consolidated financial condition, results of operations, or cash flows.

SFAS 150. In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 broadens the definition of financial instruments and establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also requires that an issuer classify a financial instrument that is within its scope as an asset or as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a significant impact on Mannatech’s consolidated financial condition, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Mannatech does not engage in trading market risk sensitive instruments and does not purchase investments as hedges or for purposes “other than trading” that are likely to expose it to certain types of market risk, including interest rate, commodity price, or equity price risk. Although Mannatech has some short and long term investments, there has been no material change in its exposure to interest rate risk. Mannatech has not issued any debt instruments, entered into any forward or futures contracts, purchased any options, or entered into any swaps.

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

Mannatech believes inflation has not had a material impact on its operations or profitability. Mannatech expanded into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, and into New Zealand in 2002. Revenues and expenses in foreign markets are currently translated using historical and weighted-average currency exchange rates.

Mannatech has established policies, procedures, and internal processes that it believes help monitor any significant market risks. Mannatech currently does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations, and projected transactions denominated in foreign currencies. Mannatech cautions that it cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial condition, results of operations, or cash flows. However to combat such risk, Mannatech closely monitors current fluctuations for exposure to such market risk. The foreign currencies in which Mannatech currently has exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, South Korea, and Taiwan. The low and high currency exchange rates to the United States dollar, for each of these countries, for the year ended December 31, 2003 are as follows:

Country/Currency	Low	High
Australia/Dollar	$0.56150	$0.74950
Canada/Dollar	$0.63370	$0.77270
Japan/Yen	$0.00823	$0.00935
New Zealand/Dollar	$0.52290	$0.65470
South Korea/Won	$0.00080	$0.00088
Taiwan/Dollar	$0.02858	$0.02984
United Kingdom/British Pound	$1.55430	$1.77850

Item 8.	Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data of Mannatech required by this Item 8 are set forth in Item 15, beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Mannatech’s management, with the participation of its Chairman of the Board and Chief Executive Officer (its principal executive officer) and its Chief Financial Officer (our principal financial officer) has concluded, based on their evaluation as of the end of the period covered by this report, that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Mannatech and its reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Mannatech in such reports is accumulated and communicated to its management, including its principal executive officer and financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls during the fourth quarter of 2003 that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III is incorporated by reference to Mannatech’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 29, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

The following financial statements and the Report of Independent Auditors are filed as a part of this report on the pages indicated:

2.	Financial Statement Schedules

Financial statement schedules have been omitted because the information required therein is included in Mannatech’s Consolidated Financial Statements and related Notes set forth in Item 15 of this report.

3.	Exhibits required by Item 601 of Regulation S-K

3.1	Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2	Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1*	Amended and Restated 1997 Stock Option Plan dated August 7, 2003.

10.2*	Amended and Restated 1998 Incentive Stock Option Plan dated August 7, 2003.

10.3*	Amended and Restated 2000 Option Plan dated August 7, 2003.

10.4*	Amendment to Form of Indemnification Agreement with a new schedule of directors’ signatures.

10.5	Letter of Understanding Regarding Development of Proprietary Information for Mannatech effective as of August 1, 1997, as amended between Dr. Bill H. McAnalley and Mannatech, incorporated herein by reference to Exhibit 10.12 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.6	Commercial Lease Agreement between MEPC Quorum Properties II Inc. and Mannatech, dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.7	Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit 10.14 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.8	Assignment of Patent Rights, dated October 30, 1997 between Mannatech and Dr. Bill H. McAnalley, Mr. H. Reginald McDaniel, Mr. D. Eric Moore, Ms. Eileen P. Vennum and Mr. William C. Fioretti and Mannatech, Incorporated herein by reference to Exhibit 10.15 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.9	Trademark License Agreement effective as of August 14, 1997 between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit 10.19 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.10*	Supply Agreement effective as of December 1, 2003 by and between Mannatech and Caraloe, Inc. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2.)

10.11	Form of Employment Agreement between Mannatech and Dr. Bill H. McAnalley, incorporated herein by reference to Exhibit 10.30 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.12	Employment Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003, incorporated herein by reference to Exhibit 10.3 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2003.

10.13	Royalty Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003, incorporated by reference to Exhibit 10.4 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2003.

10.14	Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 1, 1999, incorporated herein by reference to Exhibit 10.7 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

10.15	First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2002, incorporated herein by reference to Exhibit 10.19 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2002.

10.16	Form of Employment Agreement between Mannatech and Mr. Robert M. Henry, dated April 1, 2000, incorporated by reference to Exhibit 10.24 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2000.

10.17	First Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry, dated April 1, 2000, incorporated herein by reference to Exhibit 10.21 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2002.

10.18	Second Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry, dated January 1, 2002, incorporated herein by reference to Exhibit 10.22 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2002.

10.19	Separation Agreement between Mannatech and Mr. Robert M. Henry, dated April 15, 2003 , incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on April 17, 2003.

10.20	Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Mr. Samuel L. Caster incorporated herein by reference to Exhibit 10.26 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

10.21	Separation Agreement and Full and Final Release between Mannatech and Mr. Charles E. Fioretti, dated June 4, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on June 11, 2001.

10.22	Release Agreement between Mannatech and Mr. Charles E. Fioretti, dated September 24, 2001, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.23	Separation Agreement between Mannatech and Mr. Anthony E. Canale, dated February 28, 2001, incorporated herein by reference to Exhibit 10.29 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on April 1, 2001.

10.24	Separation Agreement between Mannatech and Ms. Deanne Varner, dated May 2, 2001, incorporated herein by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2001.

10.25	Separation Agreement and General Release between Mannatech and Mr. Patrick D. Cobb, dated June 26, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on June 26, 2001.

10.26	Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated July 2 2002, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) Filed with the Commission on August 14, 2002.

10.27	General Release Agreement dated between Mannatech and Dr. H. Reginald McDaniel, July 2, 2002, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2002.

10.28*	Renewal of Non-compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated February 1, 2004.

10.29	Employee Agreement between Mannatech and Mr. Samuel L. Caster, dated October 31, 2002, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2002 .

10.30	Purchase Agreement between Mannatech, Incorporated and Mr. Ray Robbins, dated September 28, 2001, incorporated by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.31	Agreement between Mannatech and Mr. Marlin Ray Robbins, dated September 28, 2001, incorporated herein by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.32	Agreement and Final Release between Mannatech and Mr. Marlin Ray Robbins, dated February 1, 2002, incorporated herein by reference to Exhibit 10.36 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March, 2002.

10.33	Royalty Agreement between Mannatech and Jett, dated September 10, 2001, incorporated herein by reference to Exhibit 10.4 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.35	Consulting Agreement between Mannatech and Mr. J. Stanley Fredrick, dated October 1, 2001, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.36*	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.

10.37	Revolving Promissory Note and Security Agreement – Pledge between Mannatech and JP Morgan/Chase Bank, dated March 15, 2003, incorporated, by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (Form No. 000-24657) filed with the Commission on May 15, 2003.

10.38	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.8 of Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

21*	List of Subsidiaries

23*	Consent of PricewaterhouseCoopers LLP

24*	Power of Attorney, included on the signature page of this annual report on Form 10-K.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	Filed herewith.

(b)	Reports on Form 8-K.

On October 20, 2003, Mannatech filed a Form 8-K (File No. 000-24657) with the SEC in connection with the following:

•	The resignation of Mr. Brad Wayment as its Senior Vice President of Sales;

•	The promotion of Mr. Steven Lemme to Senior Vice President of Sales and Marketing; and

•	The appointment of Ms. Patricia Wier as a new independent director to replace Mr. Jules Zimmerman, who resigned for personal reasons.

On November 12, 2003, Mannatech filed a Form 8-K (File No. 000-24657) with the SEC in connection with the announcement of its third quarter 2003 earnings.

On March 11, 2004, Mannatech filed a Form 8-K (File No. 000-24657) with the SEC in connection with the announcement of its annual earnings for 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004
Mannatech, Incorporated

	By:	/s/ SAMUEL L. CASTER

Samuel L. Caster Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

The undersigned directors and officer of Mannatech, Incorporated hereby constitute and appoint Patricia Wier and Terry L. Persinger, and each of them, with the power to act without the other and with full power of substitutions and resubstitution, our true and lawful attorneys-in fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

Signature	Title

/s/ SAMUEL L. CASTER Samuel L. Caster	Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ TERRY L. PERSINGER Terry L. Persinger	President, Chief Operating Officer, and Director

/s/ STEPHEN D. FENSTERMACHER Stephen D. Fenstermacher	Senior Vice President and Chief Financial Officer (principal accounting officer)

/s/ J. STANLEY FREDRICK J. Stanley Fredrick	Lead Director

/s/ PATRICIA A. WIER Patricia A. Wier	Director

/s/ ALAN D. KENNEDY Alan D. Kennedy	Director

/s/ GERALD E. GILBERT Gerald E. Gilbert	Director

/s/ JOHN R. AXFORD PH.D. John R. Axford Ph.D.	Director

/s/ MARLIN RAY ROBBINS Marlin Ray Robbins	Director

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Mannatech, Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Mannatech, Incorporated and its subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas

March 12, 2004

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,
	2002	2003
ASSETS
Cash and cash equivalents	$17,693	$28,291
Restricted cash	—	2,140
Accounts receivable	632	134
Income tax receivable	307	—
Current portion of notes receivable from shareholders	143	55
Inventories	5,515	7,861
Prepaid expenses and other current assets	759	2,084
Deferred tax assets	1,013	2,363

Total current assets	26,062	42,928
Property and equipment, net	7,467	5,514
Long-term investments	—	9,994
Notes receivable from shareholders, excluding current portion	247	150
Deferred tax assets	—	631
Other assets	1,040	806

Total assets	$34,816	$60,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases and notes payable	$136	$16
Accounts payable	1,846	2,687
Accrued expenses	12,659	19,940
Deferred revenue	1,080	3,142
Current portion of accrued severance related to former executives	810	953

Total current liabilities	16,531	26,738
Capital leases and notes payable, excluding current portion	8	32
Accrued severance related to former executives, excluding current portion	150	359
Long-term liabilities	—	106
Deferred tax liabilities	77	—

Total liabilities	16,766	27,235

Commitments and contingencies (Note 12)	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 25,162,541 shares issued and 25,134,840 outstanding in 2002 and 26,227,171 shares issued and 26,183,422 outstanding in 2003	3	3
Additional paid-in capital	18,168	24,175
Retained earnings	481	9,271
Accumulated other comprehensive loss	(502)	(422)

	18,150	33,027
Less treasury stock, at cost, 27,701 shares in 2002 and 43,749 shares in 2003	(100)	(239)

Total shareholders’ equity	18,050	32,788

Total liabilities and shareholders’ equity	$34,816	$60,023

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share information)

	For the Year Ended December 31,
	2001	2002	2003
Net sales	$128,736	$140,948	$191,019
Cost of sales	23,523	24,419	30,884
Commissions and incentives	51,995	59,357	79,577

	75,518	83,776	110,461

Gross profit	53,218	57,172	80,558
Operating expenses:
Selling and administrative expenses	30,816	32,777	39,993
Other operating costs	22,906	21,417	26,956
Severance expenses related to former executives	3,420	—	2,017

Total operating expenses	57,142	54,194	68,966

Income (loss) from operations	(3,924)	2,978	11,592
Interest income	275	285	348
Interest expense	(32)	(19)	(44)
Other income (expense), net	(83)	98	842

Income (loss) before income taxes	(3,764)	3,342	12,738
Income tax (expense) benefit	104	(1,454)	(3,948)

Net income (loss)	($3,660)	$1,888	$8,790

Earnings (loss) per common share:
Basic	($0.15)	$0.08	$0.34

Diluted	($0.15)	$0.07	$0.34

Weighted-average common shares outstanding:
Basic	24,730	25,135	25,494

Diluted	24,730	25,265	26,175

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

(in thousands, except per share information)

	Common Stock		Additional paid in capital	Note receivable from shareholder	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Issued shares	Par value					Shares	Amounts
Balance at December 31, 2000	25,051	$3	$17,949	($167)	$2,798	($321)	122	($1,537)	$18,725
Proceeds from stock option exercises/warrants	37	—	82	—	—	—	—	—	82
Tax benefit from exercise stock options	—	—	19	—	—	—	—	—	19
Charge related to stock options and warrants	—	—	54	—	—	—	—	—	54
Repayment of note receivable from shareholder	—	—	—	167	—	—	53	(167)	—
Repurchase of common stock per shareholder agreement	—	—	—	—	—	—	590	—	—
Release of commitment to repurchase common stock from shareholder	—	—	—	—	—	—	—	417	417
Repurchase of common stock from separation agreement	—	—	—	—	—	—	50	(73)	(73)
Sale of treasury stock to a related party	—	—	—	—	(545)	—	(815)	1,360	815
Tender of common stock for exercise of stock options	74	—	100	—	—	—	27	(100)	—
Components of comprehensive loss:
Foreign currency translation	—	—	—	—	—	(287)	—	—	(287)
Net loss	—	—	—	—	(3,660)	—	—	—	(3,660)

Total comprehensive loss									(3,947)

Balance at December 31, 2001	25,162	3	18,204	—	(1,407)	(608)	27	(100)	16,092
Benefit related to stock options and warrants	—	—	(36)	—	—	—	—	—	(36)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	—	106	—	—	106
Net income	—	—	—	—	1,888	—	—	—	1,888

Total comprehensive income									1,994

Balance at December 31, 2002	25,162	3	18,168	—	481	(502)	27	(100)	18,050
Proceeds from stock option exercises	976	—	2,917	—	—	—	—	—	2,917
Tax benefit from exercise of stock options	—	—	1,459	—	—	—	—	—	1,459
Tender of common stock for exercise of stock options	89	—	139	—	—	—	17	(139)	—
Charge related to stock options and warrants	—	—	1,492	—	—	—	—	—	1,492
Components of comprehensive income:
Foreign currency translation	—	—	—	—	—	82	—	—	82
Unrealized loss from investments classified as available-for-sale, net of tax of $ 2	—	—	—	—	—	(2)	—	—	(2)
Net income	—	—	—	—	8,790	—		—	8,790

Total comprehensive income									8,870

Balance at December 31, 2003	26,227	$3	$24,175	$—	$9,271	($422)	44	($239)	$32,788

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($3,660)	$1,888	$8,790
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,916	3,991	3,177
Provision for doubtful accounts	—	31	—
Write-down of inventories	1,235	124	154
Loss on disposal of assets	146	52	19
Tax benefit from exercise of stock options	19	—	1,459
Charge (benefit) related to stock options and warrants granted	54	(36)	1,491
Deferred income taxes	(1,706)	219	(2,057)
Changes in operating assets and liabilities:
Decrease in accounts receivable	15	29	515
(Increase) decrease in income tax receivable	2,300	(307)	307
(Increase) decrease in inventories	3,541	2,784	(2,433)
(Increase) decrease in prepaid expenses and other current assets	458	816	(1,320)
(Increase) decrease in other assets	273	48	(84)
Increase (decrease) in accounts payable	(2,293)	1,097	823
Increase in accrued expenses	675	44	6,949
Increase in deferred revenue	258	646	2,062
Increase (decrease) in accrued severance	2,182	(1,722)	352

Net cash provided by operating activities	7,413	9,704	20,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,316)	(983)	(892)
Cash proceeds from sale of property and equipment	—	7	—
(Increase) decrease in restricted cash	—	(345)	(1,795)
Repayment by shareholders/related parties	124	32	185
Maturities (purchases) of investments	1	—	(9,994)

Net cash used in investing activities	(1,191)	(1,289)	(12,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Book overdrafts	(1,451)	—	—
Proceeds from stock options exercised	82	—	2,917
Proceeds from sale of treasury stock	815	—	—
Purchase of common stock from shareholder	(656)	—	—
Repayment of capital lease obligations	(298)	(39)	(6)
Repayment of notes payable	(516)	(660)	(129)

Net cash provided by (used) in financing activities	(2,024)	(699)	2,782

Effect of exchange rate changes on cash and cash equivalents	(8)	51	107

Net increase in cash and cash equivalents	4,190	7,767	10,598
CASH AND CASH EQUIVALENTS:
Beginning of year	5,736	9,926	17,693

End of year	$9,926	$17,693	$28,291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$—	$2,077	$1,890
Interest paid	$32	$19	$44
SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through notes payable and capital lease	$801	$—	$40
Commitment (cancellation of commitment) to repurchase common stock from a shareholder	($417)	$535	$—
Treasury shares received for the payment of a note receivable due from a shareholder	$167	$—	$—
Treasury shares tendered to exercise stock options	$100	$—	$139
Asset retirement obligations related to operating leases	$—	$—	$250

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the state of Texas on November 4, 1993 and is located in Coppell, Texas. The Company develops and sells high-quality, proprietary nutritional supplements, topical products, and weight-management products primarily through a network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the primary purpose of personal consumption and selling to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices. Only independent associates are eligible to earn commissions and incentives on their downline growth and sales volume. The Company has ten wholly-owned subsidiaries although only the following are currently active:

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

Reclassification

Certain prior years’ balances have been reclassified to conform to the Company’s 2003 consolidated financial statement presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

At December 31, 2002, accounts receivable primarily consisted of the overpayment of consumption tax paid in Japan, a refund of value added tax from the United Kingdom, and payments due from manufacturers for the purchase of raw material inventories. At December 31, 2003, accounts receivable primarily consisted of payments due from manufacturers for purchases of raw material inventories and from customers.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost (using standard costs, which approximate average costs) or market. The Company provides an adequate allowance for any slow-moving or obsolete inventories.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation computed using the straight-line method over the estimated useful life of each asset. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the accompanying consolidated statements of operations. Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value.

Other Assets

Other assets consist primarily of deposits for building leases in various locations and two restricted term deposits in an Australian bank, one of which matures in March 2004 and the other matures in August 2004. Both term deposits are required as collateral for the Company’s Australian building lease and are expected to be renewed. The Australian building lease expires in August 2004, but the Company is expecting to renew the building lease with substantially the same terms. Therefore, the Company classified the Australian term deposits as long-term assets.

Income Taxes

The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criteria for recognition.

Revenue Recognition

The Company’s revenues are primarily derived from sales of its products, sales of starter and renewal packs, and shipping fees. Substantially all product sales are sold to associates at published wholesale prices and to members at discounted published retail prices. The Company records a reserve for expected sales refunds based on its historical experience.

The Company defers all revenue received for customer shipments until its customers receive their shipments. Total deferred revenue related to undelivered shipments at December 31, 2002 and 2003 was $0.8 million and $2.7 million, respectively.

The Company also defers a portion of its revenue from the sale of its starter and renewal packs related to a one-year magazine subscription offered in some of its packs and from revenue from each pack that exceeds the total average wholesale value of all individual components included in such packs. The Company amortizes this deferred revenue over twelve months. Deferred revenue related to magazine subscriptions and revenue exceeding the total average wholesale value was $0.3 million and $0.4 million at December 31, 2002 and 2003, respectively.

Shipping and Handling Cost

The Company records freight and shipping revenue collected from associates and members as revenue. The Company records shipping and handling costs associated with customer shipments as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $7.0 million, $7.2 million and $9.6 million for 2001, 2002, and 2003, respectively.

Advertising Costs

Advertising and promotional expenses are included in selling and administrative expenses and are charged to operations when incurred. Advertising and promotional expenses were approximately $3.4 million, $3.1 million, and $4.6 million for 2001, 2002, and 2003, respectively. Literature and promotional items, called sales aids, are sold to associates to assist in their sales efforts and are generally included in inventories and charged to cost of sales when sold.

Accounting for Stock-Based Compensation

The Company has three stock-based compensation plans, which are described more fully in Note 11. The Company generally grants stock options to its employees and board members at the fair market value of the stock on the date of grant. The stock options usually vest over three years and are exercisable for ten years. Stock options granted to shareholders who own five percent or more of the Company’s outstanding stock are granted at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and have a term no greater than five years.

For stock-based compensation issued to nonemployees, the Company is required to follow Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Under SFAS 123, stock-based compensation to nonemployees is measured and recognized at the calculated fair value on the date of grant.

For stock-based compensation issued to employees and members of its board of directors, the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Under the recognition and measurement principles of APB 25, no compensation expense is recognized unless the market price of the stock option exceeds the exercise price on the date of grant.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2001, 2002, and 2003:

	2001	2002	2003
Dividend yield	0%	0%	0%
Expected volatility	94.0%	87.2%	87.0%
Risk-free rate of return	4.8%	5.0%	3.4%
Expected life (in years)	7	7	4 or 7

For disclosure purposes only, the Company estimated the fair value for all of its stock options granted to employees and board members on the date of grant using the Black-Scholes option-pricing model and estimated the amount of expense that it would have recognized for each stock option granted over its vesting period. The following table illustrates the effect on the Company’s net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to all of its stock options, in thousands, except for per share information:

	For the year ended December 31,
	2001	2002	2003
Consolidated net income (loss), as reported	($3,660)	$1,888	$8,790
Add (Subtract): Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	34	(24)	918
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effect	(1,101)	(1,116)	(1,067)

Pro forma net income (loss)	($4,727)	$748	$8,641

Basic Earnings (Loss) Per Share:
As reported	($0.15)	$0.08	$0.34

Pro forma	($0.19)	$0.03	$0.34

Diluted Earnings (Loss) Per Share:
As reported	($0.15)	$0.07	$0.34

Pro forma	($0.19)	$0.03	$0.33

Research and Development Costs

The Company expenses research and development costs when incurred. Research and development costs related to new product development, enhancing existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third party contractors, and consulting fees were approximately $3.5 million, $3.4 million, and $4.0 million in 2001, 2002, and 2003, respectively. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating expenses.

Software Development Costs

The Company capitalizes qualifying payroll and contracting costs related to the development of internal use software after the conceptual formulation stage has been completed. Such costs are amortized over the estimated useful life of the software, which is generally three to five years. Capitalized software costs were approximately $561,000, $280,000, and $56,000 in 2001, 2002, and 2003 respectively. Amortization expense related to its capitalized software was approximately $1.0 million, $1.1 million, and $0.7 million in 2001, 2002, and 2003, respectively.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period related to transactions and other events and circumstances from nonowner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income includes foreign currency translation adjustments and unrealized gains and losses from its investments classified as available-for-sale.

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period. The Company uses its weighted-average close price of its stock to determine the dilution of its stock options and warrants related to its EPS calculation.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, time deposits, notes receivable, notes payable, capital leases, deferred revenues, and accrued expenses, approximate their recorded values due to their relatively short maturities.

Foreign Currency Translation

The Company’s Australian and United Kingdom subsidiaries are operating as limited service providers and the United States dollar is considered to be their functional currency. As a result, nonmonetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. Translation (gains) and losses totaled approximately $86,000, ($113,000), and ($862,000) in 2001, 2002, and 2003, respectively.

Accumulated Other Comprehensive Income (Loss)

The Company considers the Japanese Yen the functional currency of its Japanese subsidiary because it conducts substantially all of its business in Japanese Yen. The Company’s Japanese subsidiary’s assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany accounts are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included as accumulated other comprehensive income (loss).

Commissions and Incentives

Associates are paid commissions and incentives based on their direct and indirect commissionable net sales and downline growth. Commissions and incentives are earned over 13 business periods and each business period is four weeks long. Commissions and incentives are accrued when earned. Some of the commissions and incentives related to product sales are paid three weeks following the business period end and the commissions and incentives related to pack sales are paid five weeks following the business period end.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 143. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations.” SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. In addition, SFAS 143 requires the related asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset and to be amortized over the life of the lease. On January 1, 2003, the Company adopted SFAS 143, which resulted in an increase in its leasehold improvements and long-term liabilities of $250,000 for the estimated restoration costs of its Japanese leased facilities. The Company considered the cumulative effect of this adjustment and the impact on its consolidated net income to be insignificant.

FIN 46. In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 is effective for variable interest entities created after January 31, 2003 and is required to be adopted for variable interest entities that existed prior to February 1, 2003 by December 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, entitled to receive a majority of the entity’s residual returns or both. The adoption of this interpretation did not have a significant impact on the Company’s consolidated financial condition, results of operations, or cash flows.

FIN 46R. In December 2003, FASB issued a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPE’s”) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of variable interest entities other than SPE’s is required in financial statements for periods ending after March 15, 2004. The Company does not have interest in structures commonly referred to as SPE’s, therefore the adoption of FIN 46R is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SFAS 132R. In December 2003, FASB issued a revision to Statement of Financial Accounting Standards No. 132 (“SFAS 132R”), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” SFAS 132R requires additional disclosures to those required in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS 132 remain in effect until the provisions of SFAS 132R are adopted. SFAS 132R is effective for companies with interim periods beginning after December 15, 2003. The adoption of SFAS 132R is not expected to have a material impact on the Company’s consolidated financing position, results of operations or cash flows.

SFAS 149. In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and the related implementation guidance and is effective for contracts entered into or modified after September 30, 2003, except for hedging relationships designated after September 30, 2003. SFAS 149 clarifies the definition of a derivative and amends the financial accounting and reporting required for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In addition, SFAS 149 improves the financial reporting requirements by requiring more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of SFAS 149 did not have a significant impact on the Company’s consolidated financial condition, results of operations, or cash flows.

SFAS 150. In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 broadens the definition of financial instruments and establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. SFAS 150 also requires that an issuer classify a financial instrument that is within its scope as an asset or a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a significant impact on the Company’s consolidated financial condition, results of operations, or cash flows.

NOTE 3: INVESTMENTS

The Company began investing in investments in 2003 and has classified its investments as available for sale. At December 31, 2003, the Company’s investments consisted of the following:

	Amortized cost	Gross unrealized loss	Fair Value
	(in thousands)
Short-term:
Federal National Mortgage Association	$2,140		$2,140

Long-term:
Federal Home Loan Bank	3,998	(4)	3,994
Corporate asset-based obligations	5,000	—	5,000
State regulated utility company obligation	1,000	—	1,000

	9,998	(4)	9,994

Total investments	$12,138	$(4)	$12,134

The Company’s fair value of investments by contractual maturity at December 31, 2003, in thousands are as follows:

Due in one year or less	$2,140
Due between one and three years	3,994
Due after three years	6,000

$12,134

NOTE 4: INVENTORIES

At December 31, 2002, the Company established a provision for slow-moving and obsolete inventory of $124,000. In 2003, the Company increased its inventory provision by $213,000 and wrote-off inventories totalling $91,000. Inventories consisted of the following (in thousands):

	December 31,
	2002	2003
Raw materials	$1,481	$1,517
Finished goods, less inventory reserves for obsolescence of $124 in 2002 and $246 in 2003	4,034	6,344

	$5,515	$7,861

NOTE 5: PROPERTY AND EQUIPMENT

At December 31, 2002 and 2003, property and equipment consisted of the following (in thousands):

	Estimated useful life	2002	2003
Office furniture and equipment	5 to 7 years	$5,749	$6,027
Computer hardware and software	3 to 5 years	11,683	11,995
Automobiles	3 or 5 years	28	63
Leasehold improvements	2 to 10 years	5,700	6,135

		23,160	24,220
Less accumulated depreciation		(15,830)	(18,717)

		7,330	5,503
Construction in progress		137	11

		$7,467	$5,514

The Company had a capital lease relating to warehouse equipment of $32,000, at December 31, 2002 and 2003. At December 31, 2003, the Company also leased a $40,000 automobile for an Australian employee. In 2002, construction in progress consisted of internally developed software and in 2003 construction in progress consisted of software installation costs.

NOTE 6: ACCRUED EXPENSES

At December 31, 2002 and 2003, accrued expenses consisted of the following (in thousands):

	2002	2003
Commissions and incentives payable	$4,734	$6,865
Accrued inventory purchases	2,112	2,902
Sales and other taxes payable	1,670	1,814
Income taxes payable	110	2,506
Accrued royalties and compensation	1,868	3,104
Customer deposits and sales returns	1,184	799
Accrued legal and accounting	215	352
Other accrued expenses	766	1,598

	$12,659	$19,940

NOTE 7: NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In 2001, the Company entered into various finance agreements totaling $503,000, to finance premiums of its product liability, directors and officers and international insurance. One of the notes was payable in monthly installments of $28,000 through October 2002 and the other note was payable in monthly installments of $33,000 through April 2003. Both notes earned interest at 9.15% and were paid in full.

In January 2002, the Company leased a forklift, totaling $32,000, of which $25,000 was financed through a three-year capital lease. The capital lease earns interest at 6.0%, expires in December 2004, and contains a bargain purchase option. In 2003, the Company’s Australian operations leased an automobile totaling $40,000 through a three-year capital lease. The capital lease earns interest at 5% and expires in July 2006.

In March 2003, the Company entered into a one-year $2.0 million line-of-credit with one of its primary banking institutions, JPMorganChase Bank. The Company has not drawn on its line-of-credit. The line-of-credit agreement does not contain any financial covenants or any commitment fees; however, the Company is required to restrict $2.1 million of its cash as collateral for this line-of-credit. The Company expects to renew this line-of-credit in 2004.

NOTE 8: INCOME TAXES

The components of the Company’s income (loss) before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2001	2002	2003
United States	($484)	$3,917	$9,922
Foreign	(3,280)	(575)	2,816

	($3,764)	$3,342	$12,738

The components of the Company’s income tax provision for 2001, 2002, and 2003 are as follows:

	2001	2002	2003
Current provision:
Federal	$1,522	$1,049	$5,161
State	—	96	394
Foreign	80	90	123

	1,602	1,235	5,678

Deferred provision:
Federal	(1,721)	178	(1,560)
State	15	41	(170)

	(1,706)	219	(1,730)

	($104)	$1,454	$3,948

A reconciliation of the Company’s effective tax rate and the U.S. federal statutory rate is summarized as follows:

	For the year ended December 31,
	2001	2002	2003
Federal statutory income taxes	34.0%	34.0%	35.0%
State income taxes, net of federal benefit	(0.3)	2.7	1.8
Difference in foreign and United States tax on foreign operations	13.2	(5.9)	(0.3)
Effect of changes in its valuation allowance	(44.6)	9.9	(5.3)
Nondeductible expenses	(1.4)	1.2	0.5
Other	1.9	1.6	(0.8)

	2.8%	43.5%	30.9%

The Company’s deferred taxes consisted of the following at December 31, (in thousands):

	2002	2003
Deferred tax assets:
Current:
Deferred revenue	$400	$1,210
Inventory capitalization	114	139
Inventory reserves	86	52
Accrued expenses	204	592
Current portion of severance expenses	207	367
Other	2	3

Total current deferred tax assets	1,013	2,363

Noncurrent:
Depreciation and amortization	—	286
Net operating losses carryforward for the Japan subsidiary	2,936	2,258
Non-cash accounting charge related to stock options and warrants	—	195
Severance expenses, net of current portion	56	136
Capital loss carryforward	19	14

Total noncurrent deferred tax assets	3,011	2,889

Total deferred tax assets	4,024	5,252
Valuation allowance	(2,936)	(2,258)

Total deferred tax assets, net of valuation allowance	$1,088	$2,994

Deferred tax liabilities:
Noncurrent:
Depreciation and amortization	($124)	$—
Other	(28)	—

Total deferred tax liabilities	($152)	$—

At December 31, 2002 and 2003, the Company’s valuation allowance was $2.9 million and $2.3 million, respectively. The valuation allowance represents a reserve against the deferred tax asset related to Japan’s operating loss carryforwards, as the Company believes that the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criteria for recognition.

Net deferred tax assets (liabilities) are classified in the accompanying consolidated financial statements as follows (in thousands):

	2002	2003
Current deferred tax assets	$1,013	$2,363
Noncurrent deferred tax assets	—	631
Noncurrent deferred tax liabilities	(77)	—

Net deferred tax assets	$936	$2,994

A provision was not made for any U.S. or additional foreign taxes on approximately $0.6 million of undistributed earnings related to the Company’s foreign subsidiaries as these earnings were and are expected to continue to be permanently reinvested. If the Company identifies an exception to its general reinvestment policy of undistributed earnings, additional taxes will be provided.

NOTE 9: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

On February 17, 1999, the Company signed five separate notes receivable agreements with five shareholders who were also affiliates of the Company. The notes bear interest at 6.0%, with installments due annually through February 17, 2004. In 2001, the Company agreed to modify the terms of one of these affiliates, Mr. Charles Fioretti’s, note receivable as part of his separation and release agreement. Mr. Fioretti is a former Chairman and Chief Executive Officer of the Company. Under the terms of the modified agreement dated June 4, 2001, Mr. Fioretti’s remaining principal balance of $127,121 continues to accrue interest and is due on the earlier of February 17, 2011 or thirteen days after the date in which Mr. Fioretti no longer owns at least 100,000 shares of the Company’s common stock. As of December 31, 2003, Mr. Fioretti owed principal and interest related to this note of approximately $150,000 and the Company has classified this note as noncurrent. As of December 31, 2003, the balance of the remaining notes, excluding Mr. Fioretti’s, was approximately $55,000 and was paid in full by the two shareholders in February 2004.

On August 8, 2000, the Company loaned Mr. Charles Fioretti $500,000. The loan was collateralized by 174,570 shares of Mr. Fioretti’s stock and was repaid in six successive monthly installments of 26,455 shares of his common stock beginning on September 3, 2000 and continuing through February 3, 2001. During 2000, Mr. Fioretti exchanged 105,820 shares of his stock with the Company to reduce the loan to him by $333,000. During 2001, Mr. Fioretti exchanged 52,910 shares of his stock with the Company to pay off the remaining balance of his loan.

On August 8, 2000, the Company also entered into a lockup and repurchase agreement with Mr. Charles Fioretti. Under the terms of the agreement, the Company agreed to buy up to $1.0 million worth of his stock. On a monthly basis, beginning on March 3, 2001 and continuing through February 3, 2002, the Company agreed to buy $83,333.33 worth of his stock, valued at 90% of the fair market value price on the close of that business day. During 2001, the Company purchased 589,971 shares from Mr. Fioretti valued at $583,333 relating to this lockup and repurchase agreement. On September 24, 2001, the Company amended this agreement with Mr. Fioretti to release him from his lockup and repurchase agreement so that Mr. Fioretti could sell 3,500,000 of his common shares to Mr. J. Stanley Fredrick, shareholder and board member, and the Company subsequently discontinued stock repurchases from Mr. Fioretti.

In 2001, 2002, and 2003, the Company recorded commission expense for a former major shareholder and executive officer, Mr. William Fioretti, of approximately $117,000, $85,000 and $18,000, respectively. Mr. William Fioretti is the cousin of Mr. Charles Fioretti.

On September 28, 2001, the Company entered into an agreement with Mr. Ray Robbins, a high-level associate, shareholder, board member, and Company co-founder, to sell him 815,009 shares of the Company’s treasury stock at a price of $1.00 per share.

In October 2001, the Company entered into an agreement with Mr. J. Stanley Fredrick, a board member, to pay him $185,000 per year for consulting services and a lock-up provision, which prohibited him from selling his Mannatech stock while the agreement was in effect. In June 2003, the Company modified this agreement to increase the annual payment to Mr. Fredrick to $285,000 because he was providing additional advice and performing various functions for the Company. In November 2003, the Company cancelled this modified agreement and entered into a new Lock-Up Agreement whereby the Company pays Mr. Fredrick $185,000 per year. In addition, on November 6, 2003, the Company agreed to pay Mr. Fredrick $100,000 annually, to act as a lead director for its board of directors.

On June 4, 2002, Dr. John Axford was elected to the Company’s board of directors. The Company paid Dr. Axford $35,000, $20,000 and $8,000 during 2001, 2002, and 2003, respectively, related to various research and development consulting fees. In October 2002, the Company signed a three-year agreement with St. Georges’ Hospital, the employer of Dr. Axford, to fund a grant for $148,000, to help fund a clinical trial. St. Georges Hospital is located in London, England where Dr. Axford is the principal investigator in the clinical trial funded by the Company for St. George’s Hospital.

NOTE 10: EMPLOYMENT AGREEMENTS

Effective September 1, 1998, the Company entered into a five-year employment agreement with Dr. Bill H. McAnalley, its Chief Science Officer and Senior Vice President of Research and Development. The employment agreement expired in August 2003. In August 2003, the Company entered into a new two-year employment agreement with Dr. McAnalley. Under the terms of this new two-year agreement, Dr. McAnalley’s annual salary was increased to $330,000 and he is also eligible to participate in all employee benefits available to other Company executives. If the Company cancels the employment agreement without cause, the Company is required to pay his remaining annual salary for the duration of the agreement.

On November 1, 1999, the Company entered into a three-year employment agreement with Mr. Terry L. Persinger, its Chief Operating Officer, President and board member. The employment agreement specifies an annual salary and provides that either party can cancel the agreement. If the Company cancels the employment agreement without cause, the Company is required to pay his annual salary for the remaining duration of the agreement. Mr. Persinger is also eligible to participate in all employee benefits available to other Company executives. On November 1, 2001, the Company amended this employment agreement to extend the term to December 31, 2004 and to increase his annual salary to $340,000 beginning on January 1, 2002.

On May 5, 2000, Mr. Samuel L. Caster resigned as the Company’s President. On June 1, 2000, the Company entered into a consulting agreement with Mr. Caster. Under the terms of the agreement, the Company agreed to pay Mr. Caster $50,000 per month plus automobile lease expenses, insurance, and other expenses. During 2000, 2001, and 2002, the Company incurred expenses related to this agreement of approximately $312,000, $628,000, and $162,000. On March 5, 2002, the Company’s board of directors elected to terminate the consulting agreement with Mr. Caster and hire him as an employee. In October 2002, the Company entered into a written employment agreement with Mr. Caster whereby Mr. Caster is employed by the Company until December 31, 2005 and is paid an annual salary of $600,000. Mr. Caster is also eligible to participate in all employee benefits available to other Company executives. The Company is obligated to pay the remainder of the agreement until December 31, 2005, except in the case of resignation, death, incapacitation, or termination with cause.

On June 4, 2001, Mr. Charles Fioretti resigned as the Company’s Chairman of the Board and as an employee and the Company entered into a separation agreement and full and final release agreement with him. Under the terms of the separation agreement, the Company agreed to purchase 50,000 shares of Mr. Fioretti’s common stock valued at $1.45 per share and pay him $600,000 on June 11, 2001 and $600,000 on June 11, 2002.

On December 29, 2000, the Company entered into a separation agreement with Mr. Anthony Canale, who resigned as its Chief Operating Officer of International Operations as of February 28, 2001. The Company agreed to pay Mr. Canale $400,000 on March 1, 2001, $250,000 on February 28, 2002, and $250,000 on February 28, 2003. In addition, on March 1, 2001, the Company agreed to grant Mr. Canale a total of 213,333 fully vested warrants, which are exercisable for seven years at prices ranging from $1.75 to $4.00 per share. As of December 31, 2003, none of his warrants had been exercised.

In the second quarter of 2001, the Company recorded a severance charge of $3.4 million related to severance agreements with several former officers of the Company including, among others, Ms. Deanne Varner and Mr. Patrick Cobb. Under the terms of their agreements, the executives are bound by certain non-compete and confidentiality clauses and the Company agreed to pay Ms. Varner and Mr. Cobb an aggregate amount of $817,000 in 2001, $624,000 in 2002, $544,000 in 2003, and $150,000 in 2004. The payments consist of various charges including compensation related to the cancellation of their employment agreements, health insurance, and automobile expenses. The Company also agreed to grant Ms. Varner a total of 163,333 stock options and Mr. Patrick Cobb a total of 60,000 stock options, all at exercise prices ranging from $1.75 to $4.00 per share. The stock options vested on the date they were granted and as of December 31, 2003, all of Mr. Cobb’s stock options were exercised and all but 500 stock options were exercised by Ms. Varner.

In July 2002, the Company entered into a Non-Compete and Confidentiality Agreement with Dr. H. Reginald McDaniel, a former employee who resigned from the Company in June 2002. Under the terms of the Non-Compete and Confidentiality Agreement, the Company agreed to pay Dr. McDaniel $25,000 a month, as consideration for his continued compliance with the non-compete clause of this agreement. In July 2003, the Company agreed to renew the term of this Non-Compete and Confidentiality Agreement for an additional year and continue to pay Dr. McDaniel $25,000 a month through June 2004.

On April 15, 2003, Robert M. Henry resigned from the Company as its Chief Executive Officer and as a member of its Board of Directors, and the Company entered into a Separation Agreement with Mr. Henry. Under the terms of the Separation Agreement, the Company was required to pay Mr. Henry a total of $1.4 million, of which $0.8 million remained unpaid at December 31, 2003. The Company will pay Mr. Henry $0.4 million in 2004 and the remaining $0.4 million in 2005. The severance payments primarily related to the Company’s contractual obligations of Mr. Henry’s terminated employment agreement, which would have expired in 2004, outplacement fees, attorney fees, relocation fees, health and life insurance, and title to his leased vehicle. In addition, the Company extended the term of Mr. Henry’s 266,667 vested stock options to the earlier of ten years from the original date of grant or one year after Mr. Henry’s death and recorded a one-time non-cash compensation charge of $0.6 million. As of December 31, 2003, Mr. Henry had exercised 108,333 of his stock options. Pursuant to the Separation Agreement, Mr. Henry agreed to provide certain consulting services to the Company through December 31, 2005 and is prohibited from being affiliated with another dietary supplement network-marketing company that specializes in products that are glyconutritional or aloe-based for a specified period.

In September 2003, the Company recorded a severance charge of $0.4 million related to the resignation of Mr. Brad Wayment, its Senior Vice President of Marketing. During 2003, the Company also paid $0.2 million to various employees related to various severance agreements, which primarily related to salary and benefits. Subsequently, in October 2003, the Company entered into an agreement with Mr. Wayment whereby the Company agreed to accelerate the vesting period for 16,666 of Mr. Wayment’s stock options and to extend the term of Mr. Wayment’s 100,000 stock options from November 1, 2003 until October 13, 2004. The change in Mr. Wayment’s stock options resulted in the Company recording an additional non-cash compensation charge of $0.3 million in the fourth quarter of 2003. As of December 31, 2003, Mr. Wayment had exercised all but 10,000 of his stock options.

NOTE 11: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “Plan”) for its United States employees. The Plan covers all full-time employees who have completed three months of service and attained the age of twenty-one. United States Employees can contribute up to 100% of their annual compensation, but are limited to the maximum dollar allowable under the Internal Revenue Code. The Company matches 25% of the first 6% contributed and may also make discretionary contributions to the Plan, which may not exceed 100% of the first 15% of the employees’ annual compensation. Company contributions, to the United States employees, vest ratably over a five-year period. During 2001, 2002, and 2003, the Company contributed approximately $185,000, $288,000 and $129,000, respectively, to the Plan.

The Company sponsors a retirement plan for its full-time employees of its Japanese operations. The Company accrued $0.1 million related to the estimated pension plan benefit, which is primarily related to the participants’ compensation and years of credited service. Pursuant to FAS 87 and FAS 132R, the Company has not made additional disclosures related to this retirement plan, due to lack of materiality of this obligation.

Stock Option Plans

In May 1997, the Company’s board of directors approved its 1997 Stock Option Plan (the “1997 Plan”), which provides incentive and nonqualified stock options to employees and nonemployees. The Company reserved 2,000,000 shares of its common stock for issuance pursuant to the 1997 Plan. No options granted under this plan will remain exercisable later than ten years after the date of grant.

In May 1998, the Company’s board of directors approved its 1998 Stock Option Plan (the “1998 Plan”), which provides incentive and non-incentive stock options to employees. The Company reserved 1,000,000 shares of common stock for issuance pursuant to the stock options granted under this 1998 Plan. No options granted under this plan will remain exercisable later than ten years after the date of the grant.

In June 2000, the Company’s board of directors approved its 2000 Stock Option Plan (the “2000 Plan”), which provides incentive and nonqualified stock options to employees and nonemployees. The Company reserved 2,000,000 shares of common stock for issuance pursuant to the stock options granted under this 2000 Plan. No options granted under this plan will remain exercisable later than ten years after the date of grant.

Stock options outstanding for the 1997, 1998, and 2000 Plans, (collectively, “the Stock Option Plans”) are in thousands, except per share information as follows:

	2001		2002		2003
	Shares (000s)	Weighted average exercise price	Shares (000s)	Weighted average exercise price	Shares (000s)	Weighted average exercise price
Outstanding at beginning of year	3,553	$4.44	3,371	$3.65	3,366	$3.64
Granted	1,060	$2.55	100	$2.50	297	$7.04
Exercised	(111)	$1.53	—	$—	(1,065)	$2.87
Canceled	(1,131)	$5.30	(105)	$2.76	(285)	$2.76

Outstanding at end of year	3,371	$3.65	3,366	$3.64	2,313	$4.53

Options exercisable at year end	1,462	$4.27	2,437	$4.02	1,978	$4.33

Weighted-average fair value Of options granted during the year		$2.04		$1.98		$4.72

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2003, in thousands, except per share information:

		Options outstanding		Options exercisable
Exercise Price Range	Number of shares (000s)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of shares (000s)	Weighted average exercise price
$1.07 – $2.00	154	$1.17	4.8	137	$1.61
$2.25 – $2.69	1,209	$2.64	6.7	1,114	$2.63
$3.49 – $5.46	122	$3.81	7.3	84	$3.69
$7.00 – $8.20	828	$7.96	5.8	643	$7.92

$1.07 – $8.20	2,313	$4.53	6.4	1,978	$4.33

As discussed in Note 10, during 2001, the Company issued 223,333 stock options and 213,333 warrants to former executives as part of their severance agreements. The stock options and warrants are exercisable immediately at prices ranging from $1.75 to $4.00 per share and have terms of seven to ten years. As of December 31, 2003, all but 500 of the stock options were exercised but none of the warrants had been exercised. The stock options and warrants requires variable accounting treatment, which requires the Company to record a compensation charge equal to the difference between the fair market price and the exercise price of these options each quarter. In 2001, 2002, and 2003, the Company recorded compensation expense (income) related to these stock options and warrants totaling $53,680, ($53,680), and $1.5 million, respectively.

The Company, as part of compensation to its board of directors, issues stock options to its new independent board members. In June 2002, the Company issued 50,000 stock options to Alan Kennedy and John Axford, respectively, who were elected as independent directors. The stock options vest immediately, are exercisable at an exercise price of $2.50 per share and have a term of ten years. In June 2003, the Company issued 50,000 stock options to Gerald Gilbert, an independent director, the stock options vest over three years, are exercisable at an exercise price of $3.49 per share and have a term of ten years. In November 2003, the Company issued 25,000 stock options to Patricia Wier, an independent director, the stock options vest over three years, are exercisable at a price of $7.45 per share, and have a term of ten years. In November 2003, the Company also issued 200,000 stock options to Samuel Caster, its Chairman and CEO and who is also a 22.0% owner of the Company’s stock. Twenty percent of Mr. Casters’ stock options vested immediately, thereafter his remaining stock options vest ratably over four years and are exercisable at an exercise price of $8.195 per share, and has a term of 5 years.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, and computer hardware and warehouse equipment under various noncancelable operating leases. Some of these leases have options to renew. The leases expire at various times through January 2007. The Company also leases equipment under various month-to-month cancelable operating leases. Total rent expense was approximately $2.1 million, $2.0 million, and $2.1 million in 2001, 2002, and 2003, respectively. During 2002, the Company entered into a master lease to lease approximately $300,000 of computer hardware under a noncancelable master lease. The master lease contained seven separate three-year operating leases that expire at various times through October 2005. In April 2003, the Company obtained an additional master operating lease with a financial institution to lease additional computer hardware in an amount of $0.4 million that is payable through October 2006. In February 2004, the Company entered into a master operating lease line-of-credit with a financing company to lease up to $1.0 million in computer hardware. As of March 1, 2004, the Company had not used this lease line-of-credit.

Approximate future minimum rental commitments for operating leases are as follows (in thousands):

Year ending December 31,
2004	$1,902
2005	1,089
2006	894
January 2007	308

$4,193

Purchase Commitments

The Company maintains a purchase commitment with one of its suppliers to purchase its raw material, called Manapol®. In December 2003, the Company renewed its purchase commitment. Under the terms of the new purchase commitment, the Company and its manufacturers are collectively required to purchase from this supplier, a minimum monthly volume of $0.3 million of raw materials at an agreed upon price through November 2004.

Royalty Agreements

The Company maintains a royalty agreement with Jett, a high level associate and a 4.8% shareholder whereby the Company agreed to pay Jett a total of $1.6 million related to certain royalties. The Company agreed to pay him a royalty of $5.00 for each specific training material and sales aid that is developed by him and sold by the Company. At December 31, 2002 and 2003, the Company paid Jett royalties associated with this agreement of $0.1 million and $0.4 million, respectively, which accumulated to $0.5 million.

On August 7, 2003, the Company entered into a royalty agreement with Dr. Bill McAnalley. While Dr. McAnalley is employed by the Company, the Company agreed to pay him the greater of his annual royalties or an annual executive bonus. In 2003, the Company accrued $0.1 million related to this royalty agreement. After employment with the Company ceases, the Company would be required to pay Dr. McAnalley, or his heirs, royalties that are based on its global product sales in excess of $105.4 million. This royalty agreement is effective during the course of Dr. McAnalley’s employment with the Company plus ten years thereafter.

The Company also utilizes royalty agreements with individuals and entities to provide compensation for items such as reprints of articles or speeches relating to the Company, sales of promotional videos featuring sports personalities, and promotional efforts used by the Company for product sales or attracting new associates. Total royalties expenses for such royalty agreements were approximately $0.4 million, $0.5 million, and $0.4 million in 2001, 2002, and 2003, respectively.

NOTE 13: CAPITAL STOCK

Preferred Stock

On April 8, 1998, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to 99.0 million. Additionally, the Company authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have been issued or are outstanding.

Treasury Stock

During 2000 and 2001, the Company acquired an aggregate of 798,701 shares of common stock from Mr. Charles Fioretti for a total cost of $1.2 million as described more fully in Notes 9 and 10. As described in Note 9, in September 2001, the Company agreed to sell 815,009 shares of the Company’s treasury stock to Mr. Ray Robbins. In December 2001, Dr. Bill McAnalley tendered 27,701 shares of his common stock to the Company, at the current market price on the date of transfer, in order to exercise 74,074 of his stock options. In September 2003, Dr. McAnalley tendered another 12,422 shares of his common stock to the Company, at the current market price on the date of transfer, in order to exercise an additional 74,074 of his stock options. In November 2003, an executive officer of the Company tendered 3,626 shares of their common stock to the Company, at the current market price on the date of transfer, in order to exercise 15,000 of her stock options.

NOTE 14: LITIGATION

In October 1997, the Company filed a Notice of Objection to the issuance of a registered trademark issued to IntraCell Nutrition, Inc., which had filed a trademark application for the name “Manna.” On May 19, 2000, the Company’s Notice of Opposition was rejected. To date, no infringement action has been filed against the Company by IntraCell. If IntraCell brings any infringement action against the Company, a negative determination could adversely affect the Company’s business, results of operations, financial condition, and liquidity.

In February 2003, the Australian Therapeutic Goods Administration, referred to as the TGA, notified the Company that it was the subject of an investigation. In March 2003, the Company was further notified that the allegations by the TGA related to four separate incidents over the period from November 2002 through March 2003. The notification by the TGA alleged that the Company and/or its independent associates made certain claims or representations in Australia relating to the Company’s products that either breached the Therapeutic Goods Advertising Code or resulted in violations of the Therapeutic Goods Act 1989. As a result, the Company took certain corrective actions, including initiating investigative compliance complaint procedures against certain of its independent associates alleged to have breached the Company’s associates’ policies and procedures. In June 2003, the Company received a letter from the TGA stating that subject to additional information about the specific outcomes of the complaint procedures, the TGA did not intend to take any further action against the Company and as a result, the Company considers this matter to be closed.

On November 21, 2003, the Company was again contacted by the TGA with regard to several associate promotional materials that were submitted to the TGA. The Company continues to work with the TGA in resolving these complaints and has asked for additional information from the TGA, so it can initiate any appropriate action in accordance with its associate policies and procedures. As of March 1, 2004, the Company had not received any further response from the TGA and therefore, the Company is unable to determine the scope of the TGA inquiry or the facts giving rise to a potential violation.

The Company has several pending claims incurred in the normal course of business. In the opinion of management such claims, including those referred to above, can be resolved without any material affect on the Company’s consolidated financial condition or results of operations.

NOTE 15: EARNINGS PER SHARE

The following data shows the amounts used in computing EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the years ended December 31, 2001, 2002 and 2003. At December 31, 2001, all of the Company’s 3.4 million common stock options and 213,333 warrants were excluded from its diluted EPS calculation using a weight-average close price of $1.50 per share, as their effect was antidiluted. At December 31, 2002, 2.9 million of the Company’s common stock options and 213,333 warrants were excluded from its diluted EPS calculation using a weighted-average close price of $1.56 per share, as their effect was antidiluted. At December 31, 2003, 0.8 million of the Company’s common stock options were excluded from its diluted EPS calculation using a weighted-average close price of $5.34 per share, as their effect were antidilutive. The amounts are rounded to the nearest thousands, except for per share amounts.

	2001			2002			2003
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss) available to common shareholders	($3,660)	24,730	($0.15)	$1,888	25,135	$0.08	$8,790	25,494	$0.34
Effect of dilutive securities –
Stock options	—	—	—	—	130	(0.01)	—	635	—
Stock warrants	—	—	—	—	—	—	—	46	—
Diluted EPS:

Net income (loss) available to common shareholders plus assumed conversions	($3,660)	24,730	($0.15)	$1,888	25,265	$0.07	$8,790	26,175	$0.34

NOTE 16: SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single associate has ever accounted for more than 10% of total sales.

The Company aggregates its operating segments because it operates as a single reportable segment as a seller of nutritional supplements through its network-marketing distribution channels operating in six different countries. In each country, the Company markets their products and pays commissions and incentives in similar environments. The Company’s management reviews its financial information by country and concentrates its internal reporting and analysis of revenues on pack sales and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells primarily the same products and possesses similar economic characteristics such as similar gross margins. The Company’s Canadian operations is serviced through its United States corporate facility and its products are shipped through a third party distribution facility located in Canada. The Company’s New Zealand operations is serviced through its Australian operations and its products are shipped through a third party distribution facility located in Australia. None of its other foreign operations exceed 10% of consolidated net sales or assets. Net sales by country and pack and product information are as follows:

Year	United States		Canada		Australia		United Kingdom		Japan		New Zealand*		Totals
2001	$99.3	77.1%	$18.1	14.1%	$4.4	3.4%	$1.2	1.0%	$5.7	4.4%	$ —	— %	$128.7
2002	$105.0	74.5%	$16.4	11.6%	$6.6	4.7%	$1.6	1.1%	$9.0	6.4%	$2.3	1.7%	$140.9
2003	$127.8	67.0%	$16.7	8.7%	$15.6	8.2%	$5.0	2.6%	$18.6	9.7%	$7.3	3.8%	$191.0

*	New Zealand began operations in June 2002.

	Twelve months ended December 31,
	2001	2002	2003
	(in millions)
Consolidated Product sales	$102.4	$105.5	$144.3
Consolidated Pack sales	19.5	29.2	39.0
Consolidated Other, including freight	6.8	6.2	7.7

Total	$128.7	$140.9	$191.0

Canada and New Zealand operations operate through offices in the United States and Australia, respectively. Long-lived assets by country includes property, plant and equipment and for the year ended December 31, 2001, 2002, and 2003 are as follows (in millions):

Country	2001	2002	2003
Australia	$0.4	$0.3	$0.3
Japan	0.7	0.5	0.5
United Kingdom	0.3	0.2	0.1
United States	9.0	6.5	4.6

	$10.4	$7.5	$5.5

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2	Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1*	Amended and Restated 1997 Stock Option Plan dated August 7, 2003.

10.2*	Amended and Restated 1998 Incentive Stock Option Plan dated August 7, 2003.

10.3*	Amended and Restated 2000 Option Plan dated August 7, 2003.

10.4*	Amendment to Form of Indemnification Agreement with a new schedule of directors’ signatures.

10.5	Letter of Understanding Regarding Development of Proprietary Information for Mannatech effective as of August 1, 1997, as amended between Dr. Bill H. McAnalley and Mannatech, incorporated herein by reference to Exhibit 10.12 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.6	Commercial Lease Agreement between MEPC Quorum Properties II Inc. and Mannatech, dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.7	Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit 10.14 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.8	Assignment of Patent Rights, dated October 30, 1997 between Mannatech and Dr. Bill H. McAnalley, Mr. H. Reginald McDaniel, Mr. D. Eric Moore, Ms. Eileen P. Vennum and Dr. William C. Fioretti and Mannatech, Incorporated herein by reference to Exhibit 10.15 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.9	Trademark License Agreement effective as of August 14, 1997 between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit 10.19 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.10*	Supply Agreement effective as of December 1, 2003 by and between Mannatech and Caraloe, Inc. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2.)

10.11	Form of Employment Agreement between Mannatech and Dr. Bill H. McAnalley, incorporated herein by reference to Exhibit 10.30 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.12	Employment Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003, incorporated herein by reference to Exhibit 10.3 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2003.

10.13	Royalty Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003, incorporated by reference to Exhibit 10.4 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2003.

10.14	Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 1, 1999, incorporated herein by reference to Exhibit 10.7 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

10.15	First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2002, incorporated herein by reference to Exhibit 10.19 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.16	Form of Employment Agreement between Mannatech and Mr. Robert M. Henry, dated April 1,2000, incorporated by reference to Exhibit 10.24 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2000.

1

10.17	First Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry, dated April 1, 2000, incorporated herein by reference to Exhibit 10.21 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.18	Second Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry, dated January 1, 2002, incorporated herein by reference to Exhibit 10.22 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.19	Separation Agreement between Mannatech and Mr. Robert M. Henry, dated April 15, 2003 , incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on April 17, 2003.

10.20	Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Mr. Samuel L. Caster incorporated herein by reference to Exhibit 10.26 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

10.21	Separation Agreement and Full and Final Release between Mannatech and Mr. Charles E. Fioretti, dated June 4, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on June 11, 2001.

10.22	Release Agreement between Mannatech and Mr. Charles E. Fioretti, dated September 24, 2001, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.23	Separation Agreement between Mannatech and Mr. Anthony E. Canale, dated February 28, 2001, incorporated herein by reference to Exhibit 10.29 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on April 1, 2001.

10.24	Separation Agreement between Mannatech and Ms. Deanne Varner, dated May 2, 2001, incorporated herein by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2001.

10.25	Separation Agreement and General Release between Mannatech and Mr. Patrick D. Cobb, dated June 26, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on June 26, 2001.

10.26	Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated July 2 2002, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) Filed with the Commission on August 14, 2002.

10.27	General Release Agreement dated between Mannatech and Dr. H. Reginald McDaniel, July 2, 2002, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2002.

10.28*	Renewal of Non-compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated February 1, 2004.

10.29	Employee Agreement between Mannatech and Mr. Samuel L. Caster, dated October 31, 2002, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2002 .

10.30	Purchase Agreement between Mannatech, Incorporated and Mr. Ray Robbins, dated September 28, 2001, incorporated by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.31	Agreement between Mannatech and Mr. Marlin Ray Robbins, dated September 28, 2001, incorporated herein by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.32	Agreement and Final Release between Mannatech and Mr. Marlin Ray Robbins, dated February 1, 2002, incorporated herein by reference to Exhibit 10.36 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March, 2002.

2

10.33	Royalty Agreement between Mannatech and Jett, dated September 10, 2001, incorporated herein by reference to Exhibit 10.4 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.35	Consulting Agreement between Mannatech and Mr. J. Stanley Fredrick, dated October 1, 2001, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.36*	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.

10.37	Revolving Promissory Note and Security Agreement – Pledge between Mannatech and JP Morgan/Chase Bank, dated March 15, 2003, incorporated, by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (Form No. 000-24657) filed with the Commission on May 15, 2003.

10.38	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.8 of Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

21*	List of Subsidiaries

23*	Consent of PricewaterhouseCoopers LLP

24*	Power of Attorney, included on the signature page of this annual report on Form 10-K.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	Filed herewith.

3