Form 10-Q
period 2004-03-31
MANNATECH INC
filed 2004-05-10
CIK 1056358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

As of April 30, 2004, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share was 26,339,956.

Mannatech, Incorporated

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2003	March 31, 2004
ASSETS		(unaudited)
Cash and cash equivalents	$28,291	$26,774
Restricted cash	2,140	392
Investments	—	2,146
Accounts receivable	134	398
Current portion of notes receivable from shareholders	55	—
Inventories	7,861	9,034
Prepaid expenses and other current assets	2,084	2,560
Deferred tax assets	2,363	2,368

Total current assets	42,928	43,672
Property and equipment, net	5,514	5,278
Long-term investments	9,994	13,006
Notes receivable from shareholders, excluding current portion	150	152
Deferred tax assets	631	645
Restricted cash	—	211
Other assets	806	600

Total assets	$60,023	$63,564

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases and notes payable	$16	$12
Accounts payable	2,687	2,263
Accrued expenses	19,940	21,171
Deferred revenue	3,142	5,037
Current portion of accrued severance related to former executives	953	731

Total current liabilities	26,738	29,214
Capital leases and notes payable, excluding current portion	32	34
Accrued severance related to former executives, excluding current portion	359	272
Long-term liabilities	106	245
Deferred tax liabilities	—	13

Total liabilities	27,235	29,778

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 26,227,171 shares issued and 26,183,422 outstanding in 2003 and 26,399,505 shares issued and 26,325,190 outstanding in 2004	3	3
Additional paid-in capital	24,175	24,848
Retained earnings	9,271	9,752
Accumulated other comprehensive loss	(422)	(255)

	33,027	34,348

Less treasury stock, at cost, 43,749 shares in 2003 and 74,315 in 2004	(239)	(562)

Total shareholders’ equity	32,788	33,786

Total liabilities and shareholders’ equity	$60,023	$63,564

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share information)

	For the three months ended March 31,
	2003	2004
Net sales	$40,470	$58,386
Cost of sales	6,697	8,657
Commissions and incentives	16,341	25,866

	23,038	34,523

Gross profit	17,432	23,863
Operating expenses:
Selling and administrative expenses	9,830	12,305
Other operating costs	5,725	6,984

Total operating expenses	15,555	19,289

Income from operations	1,877	4,574
Interest income	76	138
Interest expense	(2)	—
Other income (expense), net	112	(93)

Income before income taxes	2,063	4,619
Income tax expense	(644)	(1,514)

Net income	$1,419	$3,105

Earnings per common share:
Basic	$0.06	$0.12

Diluted	$0.06	$0.11

Weighted-average common shares outstanding:
Basic	25,135	26,279

Diluted	25,251	27,414

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the three months ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,419	$3,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	910	657
Loss on disposal of assets	5	60
Tax benefit from exercise of stock options	—	181
Charge (benefit) related to stock options and warrants granted	25	(4)
Deferred income taxes	—	(7)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	232	(250)
Increase in inventories	(382)	(1,158)
Increase in prepaid expenses and other current assets	(374)	(471)
(Increase) decrease in other assets	(4)	214
Decrease in accounts payable	(574)	(429)
Increase in accrued expenses	330	1,315
Increase in deferred revenue	737	1,895
Decrease in accrued severance	(320)	(309)

Net cash provided by operating activities	2,004	4,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(177)	(459)
(Increase) decrease in restricted cash	(2,123)	1,537
Repayment by shareholders/related parties	49	53
Purchases of investments	—	(5,158)

Net cash used in investing activities	(2,251)	(4,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	—	(2,623)
Proceeds from stock options exercised	—	173
Repayment of capital lease obligation	(1)	(3)
Repayment of notes payable	(96)	—

Net cash used in financing activities	(97)	(2,453)

Effect of exchange rate changes on cash and cash equivalents	(17)	164

Net decrease in cash and cash equivalents	(327)	(1,517)

CASH AND CASH EQUIVALENTS:
Beginning of period	17,693	28,291

End of period	$17,366	$26,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$200	$2,370
Interest paid	$2	$—

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations related to operating leases	$253	—
Treasury shares tendered to exercise stock options	$—	$323

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the state of Texas on November 4, 1993 and is located in Coppell, Texas. The Company develops and sells high-quality, proprietary nutritional supplements, topical products, and weight-management products primarily through a network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the purpose of personal consumption and/or sale to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices. Only associates are eligible to earn commissions and incentives on their downline growth and sales volume. The Company has ten wholly-owned subsidiaries although only the following subsidiaries are currently active:

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began
Mannatech Australia Pty Limited	April 1998	St. Leonards, Australia	October 1998
Mannatech Ltd.	November 1998	Aldermaston, Berkshire U.K.	November 1999
Mannatech Japan, Inc.	January 2000	Tokyo, Japan	June 2000

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the Company’s consolidated financial information as of, and for, the periods presented. The consolidated results of operations of an interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior years’ balances have been reclassified to conform to the Company’s 2004 consolidated financial statement presentation.

Revenue Recognition

The Company’s revenues are primarily derived from sales of its products, sales of starter and renewal packs, and shipping fees. Substantially all product sales are sold to associates at published wholesale prices and to members at discounted published retail prices. The Company records a reserve for expected sales refunds based on its historical experience.

The Company defers all revenue received for customer shipments until its customers receive their shipments. Total deferred revenue related to undelivered shipments at December 31, 2003 was $2.7 million and $4.4 million at March 31, 2004.

The Company also defers a portion of its revenue from the sale of its starter and renewal packs related to a one-year magazine subscription offered in some of its packs and from revenue related to each pack that exceeds the total average wholesale value of all individual components included in such packs. The Company amortizes this deferred revenue over twelve months. Deferred revenue related to magazine subscriptions and revenue exceeding the total average wholesale value was $0.4 million at December 31, 2003, and $0.6 million at March 31, 2004.

Shipping and Handling Costs

The Company records freight and shipping revenue collected from associates and members as revenue. The Company records shipping and handling costs associated with customer shipments as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses was approximately $2.2 million and $2.9 million for the three months ended March 31, 2003 and 2004, respectively.

Accounting for Stock-Based Compensation

The Company has three stock-based compensation plans. The Company generally grants stock options to its employees and board members at the fair market value of the stock on the date of grant. The stock options usually vest over three years and are exercisable for ten years. Stock options granted to shareholders who own five percent or more of the Company’s outstanding stock are granted at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and have a term no greater than five years.

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

	For the three months ended March 31,
(in thousands, except for per share information)	2003	2004
Consolidated net income as reported	$1,419	$3,105
Add (Subtract): Stock-based employee compensation (income) expense included in reported net income, net of related tax effect	16	(3)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(219)	(134)

Pro forma net income	$1,216	$2,968

Basic Earnings Per Share:
As reported	$0.06	$0.12

Pro forma	$0.05	$0.11

Diluted Earnings Per Share:
As reported	$0.06	$0.11

Pro forma	$0.05	$0.10

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents. At March 31, 2003, 2,937,333 common stock options and 133,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. At March 31, 2004, none of the Company’s common stock options or warrants were excluded from the diluted EPS calculation. The amounts are rounded to the nearest thousand, except for per share amounts.

	2003			2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$1,419	25,135	$0.06	$3,105	26,279	$0.12
Effect of dilutive securities:
Stock options	—	110	—	—	1,038	(0.01)
Warrants	—	6	—	—	97	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,419	25,251	$0.06	$3,105	27,414	$0.11

NOTE 2 INVENTORIES

During the first three months of 2004, the Company wrote-off inventories against its inventory reserves of approximately $127,000. At December 31, 2003 and March 31, 2004, inventories consisted of the following:

	December 31, 2003	March 31, 2004
	(in thousands)
Raw materials	$1,517	$1,369
Finished goods, less inventory reserves for obsolescence of $246 in 2003 and $119 in 2004	6,344	7,665

	$7,861	$9,034

NOTE 3 COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income is as follows:

	Three months ended March 31,
	2003	2004
	(in thousands)
Net income	$1,419	$3,105
Foreign currency translation adjustments	39	160
Unrealized gain from investments classified as available-for-sale, net of related tax effect of $5 for 2004	—	7

Comprehensive income	$1,458	$3,272

NOTE 4 COMMITMENTS AND CONTINGENCIES

Supply Agreement

In March 2004, the Company entered into a new supply agreement with a supplier to purchase a raw material used in its antioxidant product. The supply agreement requires the Company to purchase a minimum of $0.4 million of its raw material per year for five years.

Royalty Agreement

On August 7, 2003, the Company entered into a royalty agreement with Dr. Bill McAnalley, its Chief Science Officer. While Dr. McAnalley is employed by the Company, the Company agreed to pay him the greater of his annual royalties or an annual executive bonus. After Dr. McAnalley’s employment with the Company ceases, the Company is required to pay Dr. McAnalley, or his heirs, royalties that are based on Mannatech’s annual global sales of its products containing Ambrotose™ in excess of $105.4 million for each year over the ten years subsequent to termination of his employment. As of March 31, 2004, the Company accrued $0.2 million related to future payments for this royalty agreement.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

FIN 46. In January 2003, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 is effective for variable interest entities created after January 31, 2003 and is required to be adopted for variable interest entities that existed prior to February 1, 2003 by December 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities and is entitled to receive a majority of the entity’s residual returns or both. The adoption of this interpretation did not have a significant impact on the Company’s consolidated financial condition, results of operations, or cash flows.

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

NOTE 6 INVESTMENTS

The Company began purchasing investments in 2003 and classifies its investments as available for sale. At March 31, 2004, the Company’s investments consisted of the following:

	Amortized cost	Gross unrealized gain	Fair value
	(in thousands)
Short-term:
Federal National Mortgage Association	$2,140	$6	$2,146

Long-term:
Federal Home Loan Bank	2,000	6	2,006
Corporate asset-based obligations	10,000	—	10,000
State regulated utility company obligation	1,000	—	1,000

	13,000	6	13,006

Total investments	$15,140	$12	$15,152

The Company’s fair value of investments by contractual maturity at December 31, 2003 and March 31, 2004, are as follows:

	December 31, 2003	March 31, 2004
	(in thousands)
Due in one year or less and restricted for use	$2,140	$—
Due in one year or less	—	2,146
Due between one and three years	3,994	2,006
Due after three years	6,000	11,000

	$12,134	$15,152

Note 7 LITIGATION

The Company was notified in February 2003 by the New Zealand Ministry of Health of an investigation of the sales practices of some of the Company’s New Zealand associates. The matter was investigated and the Company disciplined the independent associates related to this matter. The New Zealand Ministry of Health has continued to monitor the Company’s actions and reserves the right to prosecute individual associates or the Company in the event of any further violations.

In March 2004, MedSafe, a business unit of the New Zealand Ministry of Health, notified the Company that several of its associates in New Zealand were using promotional materials that made therapeutic claims to promote the Company’s products, which claims were in violation of the New Zealand’s Medicines Act 1981. In response to the inquiry and allegations from MedSafe, the Company initiated disciplinary investigation proceedings against the named associates identified by MedSafe and discovered that unapproved materials were being used by its New Zealand associates. The matter remains open, pending the conclusion of the Company’s disciplinary proceedings against its associates and submission of its findings to MedSafe. In addition, the Company intends to introduce additional training materials to further inform its New Zealand associates about the regulatory environment and relevant New Zealand legal requirements.

Note 8 SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single associate has ever accounted for more than 10% of its total sales.

The Company aggregates its operating segments because it operates as a single reportable segment as a seller of nutritional supplements through its network-marketing distribution channels operating in six different countries. In each country, the Company markets their products and pays commissions and incentives in similar environments. The Company’s management reviews its financial information by country and concentrates its internal reporting and analysis of revenues on pack sales and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells primarily the same products and possesses similar economic characteristics such as similar gross margins. The Company’s Canadian operation is serviced through its United States corporate facility and its products are shipped through a third party distribution facility located in Canada. The Company’s New Zealand operations are serviced through its Australian operations and its products are shipped through a third party distribution facility located in Australia. Net sales by country and pack and product information, in millions, for the three months ended March 31, 2003 and 2004, respectively are as follows:

	United States		Canada		Australia		United Kingdom		Japan		New Zealand		Totals
2003	$28.0	69.1%	$3.9	9.6%	$2.6	6.4%	$0.6	1.5%	$4.0	9.9%	$1.4	3.5%	$40.5
2004	$36.8	63.0%	$4.7	8.0%	$6.5	11.1%	$2.8	4.8%	$5.0	8.6%	$2.6	4.5%	$58.4

	Three months ended March 31,
	2003	2004
	(in millions)
Consolidated Product sales	$30.9	$44.9
Consolidated Pack sales	8.2	12.4
Consolidated Other, including freight	1.4	1.1

Total	$40.5	$58.4

Canada and New Zealand operations operate through offices in the United States and Australia, respectively. Long-lived assets by country include property, plant and equipment and are as follows:

Country	December 31, 2003	March 31, 2004
	(in millions)
Australia	$0.3	$0.3
Japan	0.5	0.5
United Kingdom	0.1	0.1
United States	4.6	4.3

	$5.5	$5.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s consolidated financial position and its results of operations for the three months ended March 31, 2004 as compared to the same period in 2003. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Company Overview

For over a decade, Mannatech has developed innovative, high-quality, proprietary nutritional supplements, topical products, and weight-management products that are sold through a global network-marketing system. Currently Mannatech operates in the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. New Zealand began operations on June 10, 2002 and is serviced by Mannatech’s Australian subsidiary. Mannatech plans to begin operations in South Korea in the third quarter of 2004 and in Taiwan in the first quarter of 2005.

Mannatech operates as a single segment and primarily sells its products through a network of approximately 287,000 associates and members who have purchased Mannatech’s packs and products within the last 12 months. Mannatech aggregates its operating segments because it believes it operates as a single reportable segment selling its nutritional supplements in similar distribution channels in each of its operations. Mannatech’s management reviews its financial information in each country by pack sales and by product sales. Each of Mannatech’s operations sells primarily the same products and possesses similar economic characteristics, such as similar gross margins. For the three months ended March 31, 2004, Mannatech’s foreign operations accounted for approximately 37.0% of its consolidated net sales, whereas in the same period in 2003, Mannatech’s foreign operations accounted for 30.9% of its consolidated net sales. Consolidated net sales by country in dollars and as a percentage of consolidated net sales for the three months ended March 31, 2003 and 2004 are as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

(in millions)	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
2003	$28.0	$3.9	$2.6	$0.6	$4.0	$1.4	$40.5
2004	$36.8	$4.7	$6.5	$2.8	$5.0	$2.6	$58.4

	United States	Canada	Australia	United Kingdom	Japan	New Zealand	Total
2003	69.1%	9.6%	6.4%	1.5%	9.9%	3.5%	100.00%
2004	63.0%	8.0%	11.1%	4.8%	8.6%	4.5%	100.00%

Mannatech derives its revenues from sales of its products, sales of its starter and renewal packs, and from shipping fees and defers the recognition of its revenues until its customers receive their shipment. Substantially all of its product sales are either sold to independent associates at published wholesale prices, sold to members at discounted published retail prices, or sold to retail customers at published retail prices. Mannatech believes the majority of its product sales are for personal consumption; however, Mannatech cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery other than usual and customary product returns.

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

Mannatech attributes the improvement in its sales and operations to the following:

•	completing the launch of its revamped global associate career and compensation plan in September 2002;

•	launching various new incentives including annual travel incentives;

•	appointing Samuel Caster, one of its founders and Chairman, as Chief Executive Officer; and

•	introducing three new products – Ambrotose AO™, GI-Pro™ and GI-Zyme™ into various markets in the third quarter of 2003.

Mannatech believes that its revamped global associate career and compensation plan and its annual travel incentive program contributed to an increase in the number of independent associates, as reflected by the 51.2% increase in its pack sales for the three months ended March 31, 2004 as compared to the same period as 2003. Mannatech believes its annual travel incentive program helps increase the number of independent associates purchasing its products and is also a motivational vehicle for attracting and retaining independent associates. Mannatech’s annual travel incentive usually has a qualification period of between four to seven months, during which period independent associates qualify for the annual travel incentive by earning points primarily on the sales of high dollar packs and product purchases. Under its annual travel incentive program, Mannatech requires its associates to maintain their associate position up to the point of travel.

Mannatech believes that future success in increasing its net sales is dependent on the following factors:

•	continuing its product development strategy, which includes continuing to enhance its existing proprietary products and introducing new products, such as the recent launch of its new antioxidant product, Ambrotose AO™, in the United States in September 2003 and its new digestive products, called GI-Zyme™ and GI-Pro™, which were launched in the United Kingdom in September 2003;

•	continuing its planned international expansion; and

•	continuing to attract and retain associates who routinely purchase its products by introducing new incentives and refining existing commissions and incentives.

In 2004, Mannatech is primarily focusing on registering its Ambrotose AO™ product in its existing foreign markets and beginning to register its most popular products in South Korea and Taiwan. Mannatech also plans to improve its nutritional food bars to include a more complete array of essential nutrients and to continue its ongoing research of new products and product strategies for 2005.

Cost of sales consists of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s independent associates, costs of freight, and provisions for slow moving or obsolete inventories. Mannatech’s inventory turnover ratio decreased from 4.7 in the first quarter of 2003 to 4.1 in the first quarter of 2004 due to the receipt of $1.1 million of inventory purchases in early March 2004 related to the anticipated increase in net sales related to its annual travel incentive. Mannatech’s sales mix of products and packs affects its cost of sales and gross profit differently because the gross margin on its products sold has a higher gross margin than the gross margin on packs sold. Mannatech’s sales mix can be influenced by the following:

•	changes in Mannatech’s commission and incentive programs;

•	changes in Mannatech’s sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and developments;

•	introduction of new products; and

•	discontinuation of existing products.

Commissions and incentives are dependent on the sales mix and typically range between 40% and 45% of net sales. Commissions and incentives are paid to Mannatech’s independent associates in accordance with its global associate career and compensation plan and are based on commissionable net sales, which consist of sales of finished products and packs. Mannatech’s commission and incentive program calculates commissions and incentives based on the following criteria:

•	an associate’s placement and position within Mannatech’s overall global plan;

•	the volume of an associate’s direct and indirect commissionable sales; and

•	an associate’s achievement of certain sales levels.

Mannatech’s global associate career and compensation plan allows new and existing independent associates to build their individual global networks by expanding their existing downlines into newly-opened international markets rather than requiring them to establish new downlines to qualify for commissions and incentives within each newly-opened country.

Periodically, Mannatech offers new travel incentives and contests, which are designed to stimulate both its pack and product sales. In the first quarter of 2003, Mannatech launched a travel incentive for its independent associates called “Sun and Salsa in 2003.” Approximately 750 of Mannatech’s independent associates qualified for a trip for two to Cancun, Mexico. This incentive cost Mannatech approximately $2.2 million. In March 2004, Mannatech announced its 2004 travel incentive contest, which is a 5-day cruise for two in the Caribbean. The 2004 travel incentive allows independent associates who achieve certain sales levels from February 28, 2004 through July 16, 2004 to qualify for this trip incentive. Mannatech anticipates that approximately 750 to 850 of its independent associates will qualify for this trip incentive at an estimated cost to Mannatech of between $2.2 million and $2.7 million.

Operating expenses consist of selling and administrative expenses and other operating costs. Operating expenses remained relatively constant as a percent of consolidated net sales for the first quarter of 2004 as compared to the same period in 2003. Selling and administrative costs include compensation and marketing type expenses. Other operating costs include all other types of operating type expenses.

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech has identified certain policies that are important to the portrayal of its consolidated financial condition and consolidated results of operations. These policies require the application of significant judgment by Mannatech’s management. Mannatech periodically analyzes the need for certain estimates, including the need for such items as inventory reserves, impairment of long-lived assets, tax valuation allowances, provisions for doubtful accounts, revenue recognition, sales returns, accounting for stock options, contingencies and litigation. Mannatech bases any estimates needed on its historical experience, industry standards, and various other assumptions that may be reasonable under the circumstances. Mannatech cautions its readers that actual results could differ from its estimates under different assumptions or conditions. If circumstances change relating to the various assumptions or conditions used in such estimates Mannatech could experience an adverse effect on its consolidated financial condition, changes in financial condition and results of operations. Mannatech’s critical accounting policies at March 31, 2004 include the following:

Inventory Reserves

Mannatech’s inventory carrying value is reviewed and compared to the fair market value of its inventory and any inventory value in excess of fair market value is written down. In addition, Mannatech reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Mannatech’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. If actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. Mannatech’s inventory value at March 31, 2004 was $9.0 million and includes an inventory reserve of $0.1 million.

Asset Impairment

Mannatech reviews the book value of its property and equipment for impairment whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. Mannatech’s impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated carrying value. Mannatech believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), Mannatech would have to recognize an impairment loss to the extent the net book value of an asset exceeds its fair value. At March 31, 2004, the net book value of Mannatech’s property and equipment was $5.3 million.

Tax Valuation Allowances

Mannatech evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. If Mannatech is unable to realize the expected future benefits of its deferred tax assets, it would be required to provide an additional valuation allowance. As of March 31, 2004, Mannatech recorded deferred tax assets of $3.0 million, which includes a valuation allowance of approximately $1.5 million related to its Japanese net operating loss carry forwards.

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

Software Capitalization

Mannatech capitalizes salaries and consulting fees related to the development of certain qualifying internally-developed software applications including: GlycoScience.org, a scientific and educational web database and Success Tracker™, a web-based training and marketing tool for its independent associates. Mannatech amortizes such qualifying costs over its estimated useful life of the software application, which is either three or five years. If accounting standards change or if the capitalized software becomes obsolete, Mannatech may be required to write-off its capitalized software or accelerate its amortization period. As of March 31, 2004, Mannatech’s capitalized software had a remaining net book value of $0.3 million. In the first quarter of 2004, Mannatech capitalized $0.1 million related to the development of its corporate website and data management tracking system. Mannatech anticipates capitalizing additional costs associated with salaries and consulting fees related to developing and implementing its new global back-office systems in 2004 and 2005.

Accounting for Stock-Based Compensation

Currently, Mannatech follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations for stock options granted to employees and members of its board of directors. Under the recognition and measurement principles of APB 25, Mannatech is not required to recognize any compensation expense unless the market price of the stock exceeds the exercise price on the date of grant or the terms of the grant are subsequently modified. The Financial Accounting Standards Board has recently indicated that it expects to issue a proposal to change the recognition and measurement principles for equity-based compensation granted to employees and board members. Under the proposed rules, Mannatech would be required to recognize compensation expense related to stock options granted to employees and board members after December 15, 2004. The compensation expense would be calculated based on the number of options expected to vest and would be recognized over the stock options’ vesting period, which could have a material effect on Mannatech’s future consolidated results of operations.

Results of Operations

The following table summarizes Mannatech’s consolidated operating results as a percentage of net sales for each of the three months ended March 31, 2003 and 2004:

	Three months ended March 31,
	2003	2004
Net sales	100.0%	100.0%
Cost of sales	16.6	14.8
Commissions and incentives	40.3	44.3

	56.9	59.1

Gross profit	43.1	40.9
Operating expenses:
Selling and administrative expenses	24.3	21.1
Other operating costs	14.2	11.9

	38.5	33.0

Income from operations	4.6	7.9
Interest income	0.2	0.1
Other income (expense), net	0.3	(0.1)

Income before income taxes	5.1	7.9

Income tax expense	(1.6)	(2.6)

Net income	3.5%	5.3%

Three months ended March 31, 2004 compared with the three months ended March 31, 2003

Net Sales

	For the three months ended March 31,		Percentage change
	2004	2003	2004 over 2003
	(in millions)
Pack sales	$12.4	$8.2	51.2%
Product sales	44.9	30.9	45.3
Other, including freight	1.1	1.4	(27.8)

Total net sales	$58.4	$40.5	44.3%

Mannatech’s net sales have continued to increase in all countries. The dollar increase consisted of increases in both pack sales and product sales. Pack sales directly relate to new associates and members who will be purchasing Mannatech’s products. Therefore, as Mannatech’s pack sales increase, product sales usually increase; however, there is not a direct correlation between the increase in the number of new associates and members and the amount of the increase in product sales because associates and members consume different products and have different consumption levels.

For the first quarter of 2004, Mannatech’s quarterly pack sales primarily increased due to the increase of 33,000 new independent associates and members purchasing packs during the first quarter of 2004, which increased the total new associates and members within the 12-months ended March 31, 2004 to 141,000. The total new independent associates and members purchasing packs during the first quarter of 2003 was 30,000, which increased the total new associates and members within the 12-months ended March 31, 2003 to 100,000.

The number of new and continuing independent associates and members who purchased Mannatech’s products during the 12 months ended March 31, 2003 and 2004 are as follows:

	For the twelve months ended March 31,
Associates and Members	2003		2004
New	100,000	47.2%	141,000	49.1%
Continuing	112,000	52.8%	146,000	50.9%

Total	212,000	100.0%	287,000	100.0%

Pack Sales

Overall, pack sales increased $4.2 million for the three months ended March 31, 2004 as compared to the same period in 2003. This increase was primarily related to changes in the mix of new and existing associates. In the first quarter of 2004, pack sales from new associates increased $2.7 million, as compared to the same period in 2003. This increase attributed to 46.6% of the total increase in pack sales for the first quarter of 2004 as compared to the same period in 2003. New pack sales to new associates totaled $8.5 million in the first quarter of 2004 as compared to $5.8 million for the same period in 2003. Mannatech continues to believe the increase in the number of new associates and members over the past few years correlated to the changes in its revamped global associate and career plan; introducing new incentives, contests and products; and implementing several management changes over the past year.

Product Sales

Mannatech’s product sales have increased year-over-year in all countries. The increase results from new product launches and an overall increase in sales volume sold. In September 2003, Mannatech launched three new products, including its United States launch of a new antioxidant product called Ambrotose AO™. New products increased total product sales in the first quarter of 2004 by approximately $4.8 million as compared to the same period in 2003. In 2004, Mannatech plans to improve its Mannabars and plans to continue its research to develop additional new products and strategies in 2005.

Changes in existing product sales related to an increase in sales volume as compared to the prior year. In the first quarter of 2004, the increase in existing product sales was $9.3 million, as compared to the same period in 2003. The increase in Mannatech’s existing product sales related to the continued increase in the number of new and existing associates and members purchasing Mannatech products.

Other Sales

Other sales consists of a $0.7 million increase in freight revenue charged to associates and members related to the increase in pack and product sales in the first quarter of 2004 as compared to the same period in 2003. This increase was offset by an increase in deferred revenue of $1.1 million related to the timing of shipments to customers.

Cost of Sales

Cost of sales increased $2.0 million in the first quarter of 2004 because of the increase in volume of packs and products sold during that period as compared to the same period in 2003. However, cost of sales as a percentage of net sales decreased from 16.6% in the first quarter of 2003 to 14.8% in the first quarter of 2004. This decrease as a percentage of net sales was the result of the change in product mix sold and gaining cost efficiencies from certain manufacturers in 2004, which favorably impacted Mannatech’s gross profit.

Inventory write-offs and reserves do not have a significant impact on Mannatech’s cost of sales. For the three months ended March 31, 2003 and 2004, Mannatech maintained a provision for inventory write-offs of $0.2 and $0.1 million, respectively. The provision primarily relates to discontinued promotional materials and normal spoilage or damaged products.

Commissions and Incentives

Commissions and incentives increased to $25.8 million in the first quarter of 2004 as compared to $16.3 million in the same period in 2003. As a percentage of net sales, commissions and incentives increased to 44.3% in the first quarter of 2004 as compared to 40.3% for the same period in 2003. The 4.0% increase in commissions and incentives as a percentage of net sales is primarily attributable to the following:

•	changes in sales mix of packs sold;

•	Mannatech’s launching its annual travel incentive for its associates in March 2004;

•	revamping its global associate compensation plan; and

•	expanding the number of associates who qualify for commissions by increasing the number of higher dollar packs sold. The average pack sale increased 8.3% to $252.30 for the three months ended March 31, 2004 as compared to $232.95 for the same period in 2003.

Gross Profit

Gross profit increased to $23.9 million in the first quarter of 2004 as compared to $17.4 million in the same period in 2003 primarily as a result of an increase in net sales. As a percentage of net sales, gross profit decreased in the first quarter of 2004 as compared to the same period in 2003 due to an increase in commissions, which related to the sales mix sold, partially offset by gaining cost efficiencies from its manufacturers.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses and consist of compensation and benefits of employees, contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and hosting Mannatech’s corporate-sponsored events. In the first quarter of 2004, selling and administrative expenses increased by $2.5 million as compared to the same period in 2003. The dollar change in selling and administrative expenses primarily consists of an increase in compensation-related costs, marketing expenses, out-bound freight costs, and third-party distribution costs. Selling and administrative expenses as a percentage of net sales decreased from 24.3% in the first quarter of 2003 to 21.1% in the same period in 2004. The decrease in selling and administrative expenses as a percentage of net sales in 2004 was primarily due to Mannatech’s ability to control and curtail costs.

Overall compensation related costs increased in the first quarter of 2004 by $1.2 million as compared to the same period in 2003. In 2004, the $1.2 million increase was composed of an increase of $0.5 million in corporate bonuses and a $0.7 million increase in wages and benefits. The 2004 increase in bonuses was a result of improving Mannatech’s operations and an increase in wages and benefits primarily related to cost of living raises and hiring additional employees for its operations.

Marketing related expenses increased by $0.6 million in the first quarter of 2004 as compared to the same period in 2003. In 2004, marketing related expenses increased $0.1 million related to introducing a new corporate newsletter, called “The Cutting Edge.” In addition, marketing related expenses increased by $0.5 million related to the costs associated with the hosting Mannatech’s annual corporate-sponsored event, called Mannafest. The increase in cost of its corporate-sponsored event related to the significant increase in the number of associates attending this event.

Out-bound freight and third party distribution costs increased in the first quarter of 2004 by $0.7 million as compared to the same period in 2003, which consisted of an increase in out-bound freight of $0.5 million and an increase in third-party distribution costs of $0.2 million. The increases in 2004 relate to the additional increase in net sales volume and a shift in sales mix.

Other Operating Costs

Other operating costs include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing-related expenses, off-site storage fees, and other miscellaneous operating expenses. For the first quarter of 2004, other operating costs increased by $1.3 million as compared to the same period in 2003. The dollar increase in other operating costs primarily consisted of increases in consulting fees, travel, depreciation, and various operating costs. Other operating costs as a percentage of net sales decreased from 14.2% in the first quarter of 2003 to 11.9% for the same period in 2004. The decrease in other operating costs as a percentage of net sales in 2004 was primarily due to an increase in net sales and Mannatech’s ability to control fixed costs.

In the first quarter of 2004, consultant-related costs increased by $0.6 million as compared to the same period in 2003. The increase in 2004 was composed of (1) a $0.1 million increase in Mannatech’s board of director fees related to the change in compensation to its directors; (2) a $0.3 million increase in consulting fees related to Mannatech’s planned technology infrastructure changes; and (3) a $0.2 million increase related to consulting fees for its planned international expansion and associate cultivation activities in its existing markets.

In the first quarter of 2004, variable operating expenses increased by $1.0 million as compared to the same period in 2003. This increase included travel, research and development costs, telephone, insurance, postage, offsite storage expenses, and credit card fees, which largely correlated to the increase in net sales volume.

These increases in other operating expenses in the first quarter of 2004 were partially offset by a decrease of ($0.3 million) in depreciation expense. This decrease consisted of an increase in depreciation expense of $0.1 million related to purchasing $0.5 million in capital assets, which was offset by a ($0.4 million) decrease in depreciation expense related to various capital assets, including computer hardware and software that were purchased or developed in prior years and fully depreciated during 2003.

Interest Income

Mannatech maintains interest-bearing accounts for its cash equivalents, restricted cash, and investments. Interest income increased as cash, cash equivalents, restricted cash, and investments have increased during the first quarter of 2004 as compared to the same period in 2003. Cash and investments increased as a result of Mannatech improving its overall operations and profits and increasing its average yield on investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses and translation adjustments related to translating assets, liabilities, revenues, and expenses from its foreign operations to the United States dollar using current and weighted-average currency exchange rates. Mannatech records these gains and losses to other income (expense), net. In the first quarter of 2004, the currency translation adjustment increased by $0.2 million as compared to the same period in 2003 primarily as a result of the increase in operations from its foreign subsidiaries.

Income Tax Expense

Income taxes include both domestic and foreign taxes. In the first quarter of 2003 and 2004, Mannatech’s United States federal statutory tax rate was 35%. In the first quarter of 2003 and 2004, Mannatech’s statutory tax rate was 30% in Australia, 19% in the United Kingdom, and 42% in Japan. A portion of Mannatech’s income from its international operations is subject to taxation in the countries in which it operates. Although Mannatech may receive foreign tax credits that would reduce the amount of United States taxes owed, Mannatech may not be able to fully utilize its foreign tax credits in the United States. Mannatech has net operating losses carryforwards from its Japan operations, which may not be fully realizable. As a result, Mannatech maintains a valuation allowance for its Japan net operating loss carryforwards, as it believes that the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criteria for recognition. However, Mannatech will continue to monitor its operations in Japan and may eliminate its valuation allowance if its Japanese operation continues to be profitable.

Income tax expense and Mannatech’s effective tax rate increased from 31.2% in the first quarter of 2003 as compared to 33.5% in the same period in 2004. Mannatech’s effective tax rate changed as a result of the shift in income mix between its domestic and its foreign operations, the increase in profitability, and the change in its valuation allowance reserve. For the remainder of 2004, Mannatech expects its Japan operation to remain profitable and therefore anticipates that it may reduce its tax provision’s effective tax rate by reducing its valuation allowance as it expects to utilize some of its net operating loss carryforwards in Japan.

Net Income

Net income increased to $3.1 million in the first quarter of 2004, as compared to $1.4 million in the same period in 2003. The increase in net income in 2004 resulted from increasing net sales and Mannatech’s ability to curtail operating expenses.

Liquidity and Capital Resources

Mannatech’s principal use of cash is to pay for operating expenses, including commissions and incentives, capital expenditures, inventory purchases, and funding international expansion. Mannatech generally funds its business objectives, working capital, and operations through reliance on its cash flows from operations rather than incurring long-term debt. Mannatech plans to continue to primarily fund its business objectives, working capital, and operations primarily through its cash flows from operations and operating leases. Operating leases help Mannatech fund the leasing of buildings, automobiles and computer hardware. In the first quarter of 2004, Mannatech entered into a $1.0 million master operating lease line-of-credit, of which $0.2 million had been utilized as of March 31, 2004. Mannatech believes it can use its operating lease line-of-credit along with its normal cash flows from operations to fund any unanticipated short falls in its cash flows.

Cash and Cash Equivalents and Investments

Mannatech maintains a strong cash and investment position as it increased its cash and cash equivalents and investments in the first quarter of 2004 by $3.6 million, to $41.9 million at March 31, 2004 from $38.3 million at March 31, 2003. In addition, in the first quarter of 2004 Mannatech was able to release $2.1 million of its restricted cash because its line-of-credit with JPMorganChase expired. The increases in Mannatech’s cash and cash equivalents and its investments were directly attributable to containing operating expenses and continuing to increase its operating profits, partially offset by paying a cash dividend to its shareholders of $2.6 million in the first quarter of 2004.

Working Capital

Mannatech’s working capital decreased to $14.4 million at March 31, 2004 from $16.2 million at December 31, 2003. Mannatech’s decrease in working capital at March 31, 2004 primarily related to using cash to purchase $3.0 million in long-term investments, paying cash dividends to its shareholders of $2.6 million, which was partially offset by paying for additional inventories of $1.2 million and making a down payment for the cruise ship for its 2004 travel incentive. In addition, Mannatech’s working capital decreased at March 31, 2004 as compared to December 31, 2003 as current liabilities increased by $2.5 million during the first quarter of 2004. The increase in current liabilities at March 31, 2004 consisted of an increase of $1.9 million in commissions payable and an increase of $2.0 million in deferred revenues, which all related to the increase in net sales for the first three months of 2004. This increase in current liabilities at March 31, 2004 was partially offset by the decrease in accounts payable and accrued expenses related to the timing of payments of invoices made by Mannatech.

Mannatech’s cash flows consist of the following:

For the three months ended March 31,
Provided by (used in):	2003		2004
Operating activities	$2.0 million		$4.8 million
Investing activities	($2.3 million	)	($4.0 million	)
Financing activities	($0.1 million	)	($2.5 million	)

Operating Activities

In the first quarter of 2004, Mannatech’s operating activities provided $4.7 million in cash compared to cash provided by operating activities of $2.0 million in the same period in 2003. In the first quarter of 2004, net earnings adjusted for noncash activities provided cash of $3.4 million. In the first quarter of 2003, net earnings adjusted for noncash activities provided cash of $2.4 million.

Management of Mannatech’s working capital accounts, which include receivables, inventories, prepaid expenses, payables, deferred revenues, accrued commission and expenses for operations, generated $1.8 million in positive cash flow in the first quarter of 2004 as compared to the same period in 2003, which used cash of $35,000. In the first quarter of 2004, the working capital accounts primarily increased due to an increase in deferred revenue of $1.9 million and increasing inventories by $1.1 million, which were both associated with an increase in net sales. In the first quarter of 2003, the working capital accounts slightly decreased due to timing of inventory received and payment of operating expenses, which was offset by an increase in overall operating profit.

Operating activities also include paying accrued severance of $0.3 million to former executives in the first quarter of 2004 and $0.3 million in the first quarter of 2003. Mannatech expects that its operating cash flows for the remainder of 2004 and for 2005 will be sufficient to fund its current operations and its plans for international expansion into South Korea and Taiwan.

Investing Activities

In the first quarter of 2004, Mannatech’s investing activities used $4.0 million in cash compared to using $2.3 million in cash in the same period in 2003. In the first quarter of 2004, Mannatech used $5.2 million of its cash to purchase higher yielding investments, which included $2.2 million in short-term investments and $3.0 million in long-term investments. In addition, in the first quarter of 2004 investing activities used cash totaling $0.6 million to restrict cash as collateral for the remaining payment of the cruise ship for its 2004 travel incentive for its associates and for its building lease in Australia. In the first quarter of 2003, Mannatech used $2.1 million of its cash as collateral for a one-year line-of-credit, which was released into operations in the first quarter of 2004.

In the first quarter of 2004, investing activities also consisted of capital asset purchases including the purchases of office furniture, computer software, and computer hardware and totaled $0.5 million as compared to $0.2 million in the same period in 2003. Mannatech negotiates with certain financial institutions to lease certain computer hardware through master operating leases rather than using its cash to purchase capitalized computer hardware. Master operating leases allow Mannatech to lease certain computer hardware at a reduced cost. At the end of the lease, Mannatech has the option to either purchase the computer hardware for the estimated fair value or return the computer hardware to the financial institution at no additional cost. Mannatech believes that by utilizing operating leases to fund its computer hardware needs it is able to minimize its cash outlays while continuing to optimize its technological needs. Mannatech is planning a two-year project of upgrading and fully integrating its back-office systems, which it plans to be fully implemented in 2006. Mannatech intends to spend a total of $6.0 million to $8.0 million related to this project. Certain of these costs relate to the programming and implementation of the software and will be capitalized during the remainder of 2004 and into 2005. In addition, for the remainder of 2004 and 2005, Mannatech may purchase up to $2.5 million in various capitalized assets primarily related to its planned international expansion.

Financing Activities

In the first quarter of 2004, Mannatech’s financing activities used $2.5 million in cash as compared to using $0.3 million in the same period in 2003. During the first three months of 2004, Mannatech received cash proceeds from stock option activity of $0.2 million, which was primarily offset by cash used to pay cash dividends to its shareholders of $2.6 million. In the first quarter of 2003, Mannatech used cash to repay its note payable and capital leases of approximately $0.1 million.

General Liquidity and Cash Flows

Historically, Mannatech has generated positive cash flows from its operations and believes that its existing liquidity and cash flows from operations, including cash and investments totaling $41.9 million and access to a $1.0 million master operating lease line-of-credit, should be adequate to fund expected business operations and its plans for international expansion and new back-office systems for the next 12 to 24 months. Mannatech believes its existing liquidity and cash flows will be adequate for its future as most of its operating expenses are variable in nature. However, if Mannatech’s existing capital resources or cash flows become insufficient to meet its current business plans, projections, and existing capital requirements, Mannatech would be required to raise additional funds, which may not be available on favorable terms, if at all.

Mannatech is required to fund its future commitments and obligations, which as of March 31, 2004 are as follows:

•	funding the remaining payments related to severance agreements with former executives. Under the terms of various separation agreements, Mannatech is required to pay the remaining aggregate amount of $1.0 million, of which $0.7 million will be paid over the next 12 months;

•	funding up to $1.7 million of estimated unpaid costs related to its 2004 annual travel incentive award;

•	funding an estimated $4.3 million of royalty payments for future royalties associated with projected sales to various individuals;

•	funding the remaining non-compete payments of $75,000 to Dr. Reg McDaniel, a former employee, payable in monthly installments of $25,000 through June 2004;

•	funding its five year purchase agreement of $2.0 million to a supplier of a raw material used in Mannatech’s new antioxidant product; and

•	funding various operating leases for building and equipment rental of $4.0 million through 2007.

In addition to Mannatech’s current obligations related to its accounts payable and accrued expenses for its current operations, the approximate future maturities of Mannatech’s existing commitments and obligations are as follows:

	For the nine months ended December 31,	For the twelve months ended December 31,
	2004	2005	2006	2007	2008	Total
	(in thousands)
Severance payments to former executives and employees	$644	$359	$—	$—	$—	$1,003
Funding the remaining costs for its 2004 annual travel incentive award	1,700	—	—	—	—	1,700
Royalty obligations for expected sales in the future	675	900	900	900	900	4,275
Non-compete payments to Dr. McDaniel, a former employee	75	—	—	—	—	75
Funding the purchase commitment to a supplier for raw materials	400	400	400	400	400	2,000
Minimum rental commitment related to noncancelable operating leases	1,702	1,089	894	308	—	3,993

Totals	$5,196	$2,748	$2,194	$1,608	$1,300	$13,046

Mannatech has no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities. Since 1994, Mannatech has maintained a purchase commitment with its supplier of Manapol®. In 2003, the purchase commitment was modified to include purchases by its manufacturers, as well as from Mannatech. The purchase commitment requires a collective minimum purchase by Mannatech and its manufacturers of $0.3 million per month through November 2004. Presently Mannatech’s manufacturers’ monthly purchases of Manapol® have met or exceeded the monthly-required commitment of $0.3 million. Mannatech’s projected finished goods purchases are expected to meet the required minimum monthly purchase commitment in 2004.

Mannatech intends to continue to open additional operations in new foreign markets. Mannatech plans to expand into South Korea in the third quarter of 2004 and into Taiwan in the first quarter of 2005. The expansion into South Korea and Taiwan is estimated to cost between $4.0 million and $6.0 million in the aggregate, of which approximately $1.5 million will relate to capital asset purchases that will be depreciated over the life of the assets or lease term.

Mannatech is planning to develop and implement fully-integrated back-office systems and expects to incur costs in 2004 and 2005 totaling between $6.0 million and $8.0 million. In addition, in 2004 and 2005, Mannatech plans to purchase various other capital assets of up to $1.0 million per year.

Recent Financial Accounting Standards Board Statements

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

Forward-Looking Statements

Certain disclosure and analysis included in this report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements, other than statements of historical fact are considered forward-looking statements and reflect the current views of Mannatech about future events and financial performance. These forward-looking statements are subject to certain events, risks, and uncertainties that may be outside Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	existing capital resources, cash flows, and the operating lease line-of-credit being adequate to fund Mannatech’s future cash needs;

•	future plans related to Mannatech’s budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	the realization of Mannatech’s deferred tax assets;

•	the expected future cash flows of Mannatech’s assets exceeding the net book value of such assets;

•	the impact of future market changes due to exposure to foreign currency translations on Mannatech’s business;

•	the impact of Mannatech’s product development strategy;

•	Mannatech’s ability to offer innovative incentives in the future;

•	no significant impact of recent accounting pronouncements on Mannatech’s financial condition, results of operations, or cash flows;

•	the outcome of regulatory and litigation matters;

•	the possibility of certain policies, procedures, and internal processes combating Mannatech’s exposure to market risk; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;

•	changes in inventory costs;

•	the future impact of any changes to Mannatech’s global career and compensation plan or incentives;

•	the ability to attract and retain independent associates and members;

•	timely development and acceptance of new products and refinements of existing products;

•	changes in product mix;

•	the markets for Mannatech’s domestic and international operations;

•	changes in global statutory tax rates;

•	the impact of new competition and competitive products and pricing;

•	the political, social and economic climate in which Mannatech conducts its operations; and

•	the risk factors described in other documents and reports filed by Mannatech with the Securities and Exchange Commission.

Forward-looking statements generally can be identified by the use of or phrases or terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “hopes,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “potential,” “projects,” “in the future,” or “continues” or other similar words or the negative of such terms and other comparable terminology. Similarly, descriptions of Mannatech’s objectives, plans, strategies, targets or beliefs contained herein are also considered forward-looking statements. Readers are cautioned when considering these forward-looking statements to keep in mind these risks and uncertainties and any other cautionary statements in this report, as all of the forward-looking statements contained herein speak only as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Mannatech does not engage in trading market risk sensitive instruments and does not purchase investments as hedges or for purposes “other than trading” that are likely to expose it to certain types of market risk, including interest rate, commodity price, or equity price risk. Although Mannatech has some investments, there has been no material change in its exposure to interest rate risk. Mannatech has not issued any debt instruments, entered into any forward or futures contracts, purchased any options, or entered into any swaps.

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

Mannatech believes inflation has not had a material impact on its operations or profitability. Mannatech expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, and into New Zealand in 2002. Mannatech’s New Zealand operation is serviced through its Australian operations. Mannatech plans to expand its international operations into South Korea in the third quarter of 2004 and into Taiwan in the first quarter of 2005. Revenues and expenses in foreign markets are currently translated using historical and weighted-average currency exchange rates.

Mannatech maintains policies, procedures, and internal processes that it believes help monitor any significant market risks. Mannatech currently does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations, and projected transactions denominated in foreign currencies. Mannatech cautions that it cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial condition, results of operations, or cash flows. However to combat such risk, Mannatech closely monitors current fluctuations for exposure to such market risk. The foreign currencies in which Mannatech currently has exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, South Korea, and Taiwan. The low and high currency exchange rates to the United States dollar, for each of these countries, for the three months ended March 31, 2004 are as follows:

Country/Currency	Low	High
Australia/Dollar	$0.73230	$0.79860
Canada/Dollar	$0.74530	$0.78690
Japan/Yen	$0.00892	$0.00949
New Zealand/Dollar	$0.64450	$0.70970
South Korea/Won	$0.00084	$0.00088
Taiwan/Dollar	$0.02939	$0.03026
United Kingdom/British Pound	$1.78390	$1.90400

Item 4. Controls and Procedures

Mannatech’s management, with the participation of its Chairman of the Board and Chief Executive Officer (its principal executive officer) and its Chief Financial Officer (its principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Mannatech in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Mannatech in such reports is accumulated and communicated to its management, including its principal executive officer and financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Mannatech’s internal controls during the first quarter of 2004 that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Mannatech was notified in February 2003 by the New Zealand Ministry of Health of an investigation of the sales practices of some of its New Zealand independent associates. The matter was investigated and Mannatech disciplined the independent associates related to this matter. The New Zealand Ministry of Health has continued to monitor Mannatech’s actions and reserves the right to prosecute individual associates or Mannatech in the event of any further violations.

In March 2004, MedSafe, a business unit of the New Zealand Ministry of Health, notified Mannatech that several of its independent associates in New Zealand were using promotional materials that made therapeutic claims to promote Mannatech’s products, which claims were in violation of the New Zealand’s Medicines Act 1981. In response to the inquiry and allegations from MedSafe, Mannatech initiated disciplinary investigation proceedings against the named independent associates identified by MedSafe and discovered that unapproved materials were being used by its New Zealand independent associates. The matter remains open, pending the conclusion of Mannatech’s disciplinary proceedings against its associates and submission of its findings to MedSafe. In addition, Mannatech intends to introduce additional training materials to further inform its New Zealand independent associates about the regulatory environment and relevant New Zealand legal requirements.

There have been no other material changes in, or additions to, the legal proceedings previously reported in Mannatech’s Annual Report on Form 10-K (File No. 000-24657) for 2003 as filed with the United States Securities and Exchange Commission on March 14, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K

3.1	Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2	Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1*	Supply Agreement dated March 29, 2004 by and between Mannatech and a supplier. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2.)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herewith.

****** Certain information on this page has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(b) Reports on Form 8-K.

Mannatech filed a Form 8-K on March 11, 2004 announcing its financial and operating results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNATECH, INCORPORATED

May 10, 2004	/S/ SAMUEL L. CASTER
Samuel L. Caster
Chief Executive Officer and Chairman of the Board
(principal executive officer)

May 10, 2004	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher
Senior Vice President and Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2	Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1*	Supply Agreement dated March 29, 2004 by and between Mannatech and a supplier. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2.)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herewith.

****** Certain information on this page has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.