Form 10-Q
period 2004-06-30
MANNATECH INC
filed 2004-08-09
CIK 1056358

2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

As of July 31, 2004, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share was 26,351,356.

Mannatech, Incorporated

Since its initial public offering, Mannatech’s common stock has traded on the NASDAQ National Market under the symbol “MTEX.” Corporate filings can be viewed on Mannatech’s corporate website at www.mannatech.com or by contacting Mannatech’s investor relations department at ir@mannatech.com or calling 972-471-6512.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS - (in thousands, except share amounts)

	December 31, 2003	June 30, 2004
		(unaudited)
ASSETS
Cash and cash equivalents	$28,291	$35,041
Restricted cash	2,140	393
Accounts receivable	134	460
Current portion of notes receivable from shareholders	55	—
Inventories	7,861	9,134
Prepaid expenses and other current assets	2,084	1,475
Deferred tax assets	2,363	2,336

Total current assets	42,928	48,839
Property and equipment, net	5,514	5,772
Long-term investments	9,994	17,065
Notes receivable from shareholders, excluding current portion	150	155
Deferred tax assets	631	644
Restricted cash	—	549
Other assets	806	1,377

Total assets	$60,023	$74,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases and notes payable	$16	$10
Accounts payable	2,687	2,301
Accrued expenses	19,940	27,291
Deferred revenue	3,142	4,400
Current portion of accrued severance related to former executives	953	486

Total current liabilities	26,738	34,488
Capital leases and notes payable, excluding current portion	32	28
Accrued severance related to former executives, excluding current portion	359	169
Long-term liabilities	106	405
Deferred tax liabilities	—	12

Total liabilities	27,235	35,102
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 26,227,171 shares issued and 26,183,422 outstanding in 2003 and 26,425,671 shares issued and 26,351,356 outstanding in 2004	3	3
Additional paid-in capital	24,175	25,030
Retained earnings	9,271	15,327
Accumulated other comprehensive loss	(422)	(499)

	33,027	39,861
Less treasury stock, at cost, 43,749 shares in 2003 and 74,315 in 2004	(239)	(562)

Total shareholders’ equity	32,788	39,299

Total liabilities and shareholders’ equity	$60,023	$74,401

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net sales	$46,519	$74,318	$86,989	$132,705
Cost of sales	7,397	11,283	14,094	19,940
Commissions and incentives	19,590	34,139	35,932	60,005

	26,987	45,422	50,026	79,945

Gross profit	19,532	28,896	36,963	52,760
Operating expenses:
Selling and administrative expenses	9,267	11,526	19,097	23,831
Other operating costs	7,162	8,342	12,886	15,326
Severance expenses	1,417	—	1,417	—

Total operating expenses	17,846	19,868	33,400	39,157

Income from operations	1,686	9,028	3,563	13,603

Interest income	58	155	134	293
Interest expense	(2)	(15)	(4)	(16)
Other income (expense), net	(104)	(755)	8	(847)

Income before income taxes	1,638	8,413	3,701	13,033
Income taxes	(467)	(2,839)	(1,111)	(4,354)

Net income	$1,171	$5,574	$2,590	$8,679

Earnings per common share:
Basic	$0.05	$0.21	$0.10	$0.33

Diluted	$0.04	$0.20	$0.10	$0.32

Weighted-average common shares outstanding:
Basic	25,179	26,343	25,156	26,289

Diluted	26,526	27,389	26,618	27,380

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2003	2004
Cash flows from operating activities:
Net income	$2,590	$8,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,732	1,288
Loss on disposal of assets	11	20
Accounting charge related to stock options and warrants granted	1,387	36
Tax benefit of exercising stock options	(116)	262
Deferred income taxes	1	26
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	109	(327)
Increase in inventories	(468)	(1,281)
(Increase) decrease in prepaid expenses and other current assets	(245)	608
Increase in other assets	(74)	(575)
Decrease in accounts payable	(445)	(384)
Increase in accrued expenses	3,423	7,669
Increase in deferred revenue	822	1,258
Increase (decrease) in accrued severance to former executives	402	(657)

Net cash provided by operating activities	9,129	16,622

Cash flows from investing activities:
Acquisition of property and equipment	(360)	(1,602)
Purchases of investments	(11,989)	(7,071)
Repayments by shareholders/related parties	188	50
(Increase) decrease in restricted cash	(2,123)	1,198

Net cash used in investing activities	(14,284)	(7,425)

Cash flows from financing activities:
Payment of cash dividend	—	(2,623)
Proceeds from stock options exercised	241	234
Repayment of capital lease obligation	(3)	(10)
Repayment of note payable	(129)	—

Net cash provided by (used in) financing activities	109	(2,399)

Effect of exchange rate changes on cash and cash equivalents	4	(48)

Net increase (decrease) in cash and cash equivalents	(5,042)	6,750

Cash and cash equivalents:
Beginning of the period	17,693	28,291

End of the period	$12,651	$35,041

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations related to operating leases	$253	$—
Treasury shares tendered to exercise stock options	$—	$323

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the state of Texas on November 4, 1993 and is located in Coppell, Texas. The Company develops and sells high-quality, proprietary nutritional supplements, topical products, and weight-management products primarily through a network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. The Company plans to open operations in South Korea in September 2004 and plans to open operations in Taiwan in the first quarter of 2005. Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the purpose of personal consumption and/or sale to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices. Only associates are eligible to earn commissions and incentives on their downline growth and sales volume. The Company has twelve wholly-owned subsidiaries, although only the following subsidiaries are currently active:

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began
Mannatech Australia Pty Limited	April 1998	St. Leonards, Australia	October 1998
Mannatech Ltd.	November 1998	Aldermaston, Berkshire U.K.	November 1999
Mannatech Japan, Inc.	January 2000	Tokyo, Japan	June 2000
Mannatech Korea Limited	February 2004	Seoul, Republic of Korea	September 2004*
Mannatech Taiwan Corporation	June 2004	Coppell, Texas	First Quarter of 2005*

*	estimated date to begin sales operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles from interim financial information, the instructions for Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the Company’s consolidated financial information as of, and for, the period presented. The consolidated results of operations for an interim period are not necessarily indicative of the consolidated results of operations to be expected for the entire fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior years’ balances have been reclassified to conform to the Company’s 2004 consolidated financial statement presentation.

Revenue Recognition

The Company’s revenues are primarily derived from sales of its products, sales of starter and renewal packs, and shipping fees. Substantially all product sales are sold to associates at published wholesale prices and to members at discounted published retail prices. The Company records a reserve for expected sales refunds based on its historical experience. The Company defers revenues and amortizes it over twelve months. Total deferred revenue at December 31, 2003 and June 30, 2004 was $3.1 million and $4.4 million, respectively. Total deferred revenue consisted of revenue received from customer product sales, which were shipped to customers but not received, revenue related to a one-year magazine subscription, and revenue from its pack sales when the pack sale price exceeds the estimated wholesale value of all individual components within the pack. At December 31, 2003 and June 30, 2004, total deferred revenue related to undelivered shipments was approximately $2.7 million and $3.7 million, respectively. At December 31, 2003 and June 30, 2004, deferred revenue related to magazine subscription and revenue exceeding the total average wholesale value was $0.4 million and $0.7 million, respectively.

Shipping and Handling Costs

The Company records freight and shipping revenue collected from associates and members as revenue. The Company records shipping and handling costs associated with shipping products to its associates and members as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $2.2 million for the three months ended June 30, 2003 and approximately $3.4 million for the three months ended June 30, 2004. For the six months ended June 30, 2003, total shipping and handling costs included in selling and administrative expenses were approximately $4.4 million and approximately $6.3 million for the six months ended June 30, 2004.

Accounting for Stock-Based Compensation

The Company has three stock-based compensation plans. The Company generally grants stock options to its employees and board members at the fair market value of the stock on the date of grant. The stock options usually vest over three years and are exercisable for ten years. Stock options granted to shareholders who own five percent or more of the Company’s outstanding common stock are granted at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and have a term no greater than five years.

For stock-based compensation issued to nonemployees, the Company is required to follow Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Under SFAS 123, stock-based compensation to nonemployees is measured and recognized at the fair value on the date of grant.

For stock-based compensation issued to employees and members of its Board of Directors, the Company elected to follow Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees” and its related interpretations. Under the recognition and measurement principles of APB 25, no compensation expense is recognized unless the market price of the stock option exceeds the exercise price on the date of grant.

For disclosure purposes only, the Company estimated the fair value for all of its stock options granted to employees and board members on the date of grant using the fair-value based option-pricing model and estimated the amount of expense that it would have recognized for each stock option granted over its vesting period. The following table illustrates the effect on the Company’s net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all of its stock options:

	For the three-months ended June 30,		For the six-months ended June 30,
	2003	2004	2003	2004
	(in thousands, except per share amounts)
Consolidated net income, as reported	$1,171	$5,574	$2,590	$8,679
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	706	25	722	23
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effect	(433)	(133)	(644)	(266)

Pro forma net income	$1,444	$5,466	$2,668	$8,436

Basic Earnings Per Share:
As reported	$0.05	$0.21	$0.10	$0.33

Pro forma	$0.06	$0.21	$0.11	$0.32

Diluted Earnings Per Share:
As reported	$0.04	$0.20	$0.10	$0.32

Pro forma	$0.05	$0.20	$0.10	$0.31

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period. The Company’s average closing price for the period is used to calculate the dilution of stock options and warrants in its EPS calculation.

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended June 30, 2003 and 2004. At June 30, 2003, 671,500 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. At June 30, 2004, none of the common stock options or warrants were excluded from the diluted EPS calculation. The amounts are rounded to the nearest thousand, except for per share amounts.

	For the three months ended June 30,			For the three months ended June 30,
	2003			2004
	Income (Numerator)	Shares (Denominator)	Per share amount	Income (Numerator)	Shares (Denominator)	Per share amount
Basic EPS:
Net income available to common shareholders	$1,171	25,179	$0.05	$5,574	26,343	$0.21
Effect of dilutive securities:
Stock options	—	1,265	(0.01)	—	952	(0.01)
Warrants	—	82	—	—	94	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,171	26,526	$0.04	$5,574	27,389	$0.20

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the six months ended June 30, 2003 and 2004. At June 30, 2003, 671,500 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. At June 30, 2004, none of the common stock options or warrants were excluded from the diluted EPS calculation. The amounts are rounded to the nearest thousand, except for per share amounts.

	For the six months ended June 30,			For the six months ended June 30,
	2003			2004
	Income (Numerator)	Shares (Denominator)	Per share amount	Income (Numerator)	Shares (Denominator)	Per share amount
Basic EPS:
Net income available to common shareholders	$2,590	25,156	$0.10	$8,679	26,289	$0.33
Effect of dilutive securities:
Stock options	—	1,374	—	—	995	(0.01)
Warrants	—	88	—	—	96	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,590	26,618	$0.10	$8,679	27,380	$0.32

NOTE 2 TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

MannaRelief. The Company’s Chairman and Chief Executive Officer, Samuel L. Caster, founded MannaRelief and currently serves as its Chairman. Under the Internal Revenue Code, MannaRelief is a 501(c)(3) charitable organization that provides glyconutritional products to under-privileged children. Donald Herndon, who serves as the Company’s Vice President of Field Services, also serves on MannaRelief’s Board. Mr. Herndon is the brother-in-law to Mr. Caster and is also the brother-in-law to Terry L. Persinger, who serves as the Company’s President, Chief Operating Officer and director.

During 2003 and 2004, the Company donated cash to MannaRelief, sold certain of its products to MannaRelief at cost plus shipping and handling charges, and shipped products purchased by MannaRelief to the Charity’s chosen recipients. Certain Company employees and consultants periodically work on various fund raising projects and events for MannaRelief at no cost to MannaRelief. The Company intends to continue to support MannaRelief with cash donations and with contributions of time and effort from certain employees and consultants. During the three months ended June 30, 2004 and 2003, the Company sold MannaRelief products at cost plus shipping and handling of approximately $0.2 million and $0.1 million, respectively, and donated cash of approximately $0.1 million, respectively. For the first six months of 2004 and 2003, the Company sold MannaRelief products at cost plus shipping and handling of approximately $0.3 million and $0.2 million, respectively, and donated cash of approximately $0.2 million and $0.1 million, respectively.

Clinical Study. In June 2004, the Company signed a cancellable three-year research agreement with St. George’s Hospital & Medical School, the employer of Dr. John Axford, who is a member of the Company’s Board of Directors. Pursuant to the research agreement, the Company agrees to provide approximately $0.7 million over three years to fund the research costs related to a clinical study. St. George’s Hospital & Medical School is located in London, England where Dr. Axford is the Lead Investigator in the clinical study funded by the Company. This is the second clinical study funded by the Company for St. George’s Hospital & Medical School. As of June 30, 2004, the Company funded $0.2 million toward this clinical study.

NOTE 3 INVESTMENTS

The Company classifies its investments as available-for-sale. At June 30, 2004, the Company’s investments consisted of the following:

	Amortized cost	Gross unrealized loss	Fair value
	(in thousands)
Long-term:
Federal Home Loan Bank	$4,000	$(60)	$3,940
Guaranteed Student Loan Securities	12,125	—	12,125
State regulated utility company obligation	1,000	—	1,000

Total investments	$17,125	$(60)	$17,065

The Company’s fair value of investments by contractual maturity at December 31, 2003 and June 30, 2004, are as follows:

	December 31, 2003	June 30, 2004
	(in thousands)
Due in one year or less and restricted for use	$2,140	$—
Due in one year or less	—	—
Due between one and three years	3,994	3,940
Due after three years	6,000	13,125

	$12,134	$17,065

NOTE 4 INVENTORIES

During the first six months of 2004, the Company wrote-off approximately $127,000 against its inventory reserve. At December 31, 2003 and June 30, 2004, inventories consisted of the following:

	December 31, 2003	June 30, 2004
	(in thousands)
Raw materials	$1,517	$1,353
Finished goods, less inventory reserves for obsolescence of $246 in 2003 and $147 in 2004	6,344	7,781

	$7,861	$9,134

NOTE 5 COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in thousands)
Net income	$1,171	$5,574	$2,590	$8,679
Foreign currency translation adjustment	(42)	(203)	(3)	(43)
Unrealized loss from investments classified as available-for-sale, net of related tax effect of $20 for 2004	—	(40)	—	(33)

Comprehensive income	$1,129	$5,331	$2,587	$8,603

NOTE 6 COMMITMENTS AND CONTINGENCIES

Royalty Agreement. On August 7, 2003, the Company entered into a royalty agreement with Dr. Bill H. McAnalley, its Chief Science Officer. While Dr. McAnalley is employed by the Company, the Company has agreed to pay him the greater of his annual royalty or an annual executive bonus. After Dr. McAnalley’s employment with the Company ceases, the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years that are based on the Company’s annual global sales of its products containing Ambrotose™ in excess of $105.4 million for each year. As of June 30, 2004, the Company accrued approximately $0.3 million related to future payments due to Dr. McAnalley for his long-term royalty agreement.

Non-Compete and Confidentiality Agreement. In July 2002, the Company entered into a Non-Compete and Confidentiality Agreement with Dr. H. Reginald McDaniel, a former medical director, who resigned from the Company in June 2002. Under the terms of the Non-Compete and Confidentiality Agreement, the Company agreed to pay Dr. McDaniel $25,000 a month for one year, as consideration for his continued compliance with the non-compete clause of this agreement. In July 2003, the Company amended the Non-Compete and Confidentiality Agreement to extend the agreement for an additional year and agreed to continue to pay Dr. McDaniel $25,000 a month through June 2004, related to this agreement. In March 2004, the Company further amended this agreement to renew the terms of his Non-Compete and Confidentiality Agreement through January 2005.

Consulting and Lockup Agreement. In October 2001, the Company entered into a two-year Consulting and Lockup Agreement with Mr. J. Stanley Fredrick. Mr. Fredrick serves as the Company’s Lead Director on its Board of Directors. This Agreement was modified in June 2003 to eliminate the consulting arrangement, although Mr. Fredrick remains prohibited from selling any of his 3.5 million shares of common stock of the Company while this Agreement remains in effect, unless he obtains prior approval from the Company’s Board of Directors. In June 2004, the Company’s Board of Directors granted Mr. Fredrick permission to sell up to 350,000 shares of his Company’s common stock.

Employment Agreement. In June 2004, the Company amended Mr. Terry L. Persinger’s employment agreement. This second amendment extended Mr. Persinger’s employment agreement as President and Chief Operating Officer from December 31, 2004 until December 31, 2006 and increased his annual salary from $340,000 to $357,000.

Repurchase Plan. On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase up to 1.3 million shares of the Company’s outstanding common stock. The Company has not formalized or adopted any Stock Repurchase Plan and currently has no present plans to initiate any repurchase activity in the near future. As of July 31, 2004, the Company had not repurchased any of its common stock in the open market or through any private sales.

Operating Leases. In the second quarter of 2004, the Company signed new building leases with lessors in the United Kingdom, Japan, South Korea, and Taiwan. The Company plans to move its operations in the United Kingdom and Japan into new facilities in September 2004. The new building leases expire on various dates from August 2006 through November 2009. Future minimum rental commitments related to these four building leases are approximately $0.4 million for the remainder of 2004, $1.5 million in 2005, $1.3 million in 2006, $0.5 million in 2007, and $0.2 million in 2008 and 2009, respectively.

NOTE 7 RECENT ACCOUNTING PRONOUNCEMENTS

FIN 46R. In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51,” which replaced the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interest. These interests are derived from certain guarantees, leases, loans, or other arrangements, that result in risks and rewards that are disproportionate to the voting interests in the entities. The adoption of FIN 46R as of March 31, 2004 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

NOTE 8 LITIGATION

The Company was notified in February 2003 by the New Zealand Ministry of Health of an investigation of the sales practices of some of the Company’s New Zealand associates. The matter was investigated, and the Company disciplined its independent associates related to this matter. The New Zealand Ministry of Health has continued to monitor the Company’s actions and reserves the right to prosecute individual associates or the Company in the event of any further violations.

In March 2004, MedSafe, a business unit of the New Zealand Ministry of Health, notified the Company that several of its associates in New Zealand were using promotional materials containing therapeutic claims to promote the Company’s products that were in violation of the New Zealand’s Medicines Act 1981. In response to this inquiry and allegations from MedSafe, the Company initiated disciplinary investigation proceedings against the named associates identified by MedSafe when it discovered that certain of its New Zealand associates were using unapproved materials. In the second quarter of 2004, the Company concluded its investigation, and disciplinary action was taken against certain associates and introduced additional training materials to further inform its New Zealand associates about the regulatory environment and relevant New Zealand legal requirements. In June 2004, MedSafe informed the Company that this matter was considered closed.

On June 11, 2004, the Australian Therapeutic Goods Administration notified the Company of a complaint that certain of its Australian associates had made therapeutic claims to promote the Company’s products. In response to this complaint, the Company notified the Australian Therapeutic Goods Administration that it had initiated disciplinary proceedings and terminated the Australian associates’ accounts.

Note 9 SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single associate has ever accounted for more than 10% of the Company’s total sales.

The Company aggregates its operating segments because it operates as a single reportable segment as a seller of nutritional supplements and optimal health products through its network-marketing distribution channels operating in six different countries. In each country, the Company markets its products and pays commissions and incentives in similar environments. The Company’s management reviews all of its financial information by country and concentrates its internal reporting and analysis of revenues on pack sales and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells primarily the same products and possesses similar economic characteristics such as similar gross margins. The Company’s Canadian operation is serviced through its United States corporate facility and its products are shipped through a third party distribution facility located in Canada. The Company’s New Zealand operation is serviced through its Australian operations and its products are shipped through a third party distribution facility located in Australia. Net sales by country and pack and product information, for the three and six months ended June 30, 2003 and 2004, respectively are in millions and are as follows:

Three months ended June 30,
	United States		Canada		Australia		United Kingdom		Japan		New Zealand		Totals
2004	$49.5	66.6%	$5.8	7.8%	$7.4	10.0%	$2.6	3.5%	$5.9	7.9%	$3.1	4.2%	$74.3	100%
2003	$31.7	68.2%	$4.2	9.0%	$3.4	7.3%	$1.0	2.2%	$4.6	9.9%	$1.6	3.4%	$46.5	100%

Six months ended June 30,
	United States		Canada		Australia		United Kingdom		Japan		New Zealand		Totals
2004	$86.3	65.0%	$10.5	7.9%	$13.9	10.5%	$5.4	4.1%	$10.9	8.2%	$5.7	4.3%	$132.7	100%
2003	$59.6	68.5%	$8.1	9.3%	$6.0	6.9%	$1.6	1.8%	$8.6	9.9%	$3.1	3.6%	$87.0	100%

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in millions)		(in millions)
Consolidated Product sales	$34.2	$49.9	$65.1	$94.8
Consolidated Pack sales	10.1	20.5	18.3	32.9
Consolidated Other, including freight	1.9	3.9	3.6	5.0

Total	$46.5	$74.3	$87.0	$132.7

The Company’s Canada and New Zealand operations operate through offices in the United States and Australia, respectively. Long-lived assets by country include property, plant and equipment and are as follows:

Country	December 31, 2003	June 30, 2004
	(in millions)

Australia	$0.3	$0.3
Japan	0.5	0.4
United Kingdom	0.1	0.1
United States	4.6	5.0

	$5.5	$5.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s consolidated financial position and its results of operations for the three months and six months ended June 30, 2004 as compared to the same periods in 2003. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Company Overview

For over a decade, Mannatech has developed innovative, high-quality, proprietary nutritional supplements, topical products, and weight-management products that are sold through a global network-marketing system. Currently Mannatech operates in the United States, Canada, Australia, the United Kingdom, Japan, and New Zealand. Mannatech plans to open operations in South Korea in September 2004 and plans to open operations in Taiwan in the first quarter of 2005.

Mannatech operates as a single segment and primarily sells its products through a network of approximately 314,000 associates and members who have purchased Mannatech’s packs and products within the last 12 months. Mannatech aggregates its operating segments because it believes it operates as a single reportable segment selling its nutritional supplements and optimal health products in similar distribution channels in each of its operations. Mannatech’s management reviews all of its financial information in each country by pack sales and by product sales. Each of Mannatech’s operations sells primarily the same products and possesses similar economic characteristics, such as similar gross margins. For the six months ended June 30, 2004, Mannatech’s sales continued to grow both domestically and in its foreign operations. Mannatech’s foreign operations accounted for approximately 35.0% of its consolidated net sales for the six months ended June 30, 2004, as compared to 31.8% of its consolidated net sales for the same period in 2003.

Mannatech derives its revenues from sales of its products, sales of its starter and renewal packs, and from shipping fees, but defers the recognition of its revenues until its customers receive their shipments. Substantially all of Mannatech’s product sales are sold to its independent associates at published wholesale prices, sold to its members at discounted published retail prices, and sold to its retail customers at published retail prices. Mannatech believes the majority of its product sales are for personal consumption; however, Mannatech cannot distinguish its personal consumption sales from its other sales because it has no involvement in the transaction after delivery other than usual and customary product returns.

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

Mannatech believes that its future success in increasing net sales is dependent on the following factors:

•	continuing to follow its product development strategy, which includes enhancing its existing proprietary products and introducing new products, such as the launch of its antioxidant product, Ambrotose AO™, in the United States in September 2003;

•	plans to reformulate Phytobears® and rename the product Mannabears™ in September 2004;

•	plans to launch two unique water-filtration devices in September 2004;

•	continuing its planned international expansion; and

•	attracting new associates and retaining continuing associates to purchase its products by introducing new incentives and products and refining its existing commissions and incentives.

In 2004, Mannatech continues to focus on registering its Ambrotose AO™ product in its existing foreign markets and registering its most popular products in South Korea and Taiwan. Mannatech had originally planned to launch an improved nutritional food bar in September 2004, but wants to further research the best way to improve its food bars to provide a more complete array of essential nutrients in the food bars. In September 2004, Mannatech does plan to introduce two water-filtration devices, which are manufactured by a third party.

Commissions and incentives include both commissions on sales and incentives, which include Mannatech’s annual travel incentive. Commissions are dependent on the commissionable sales mix and typically range between 40% and 45% of Mannatech’s net sales and incentives typically range between 2% and 3% of its net sales. Commissions and incentives are earned by Mannatech’s independent associates in accordance with its global associate career and compensation plan and are based on commissionable net sales, which consist of sales of finished products and packs.

Periodically, Mannatech offers new travel incentives and contests, which are designed to stimulate both pack and product sales. In March 2004, Mannatech announced its 2004 travel incentive, which is a 5-day cruise for two in the Caribbean. The 2004 travel incentive allows independent associates who achieve certain sales levels from February 28, 2004 through July 16, 2004 to qualify for this trip incentive. In the second quarter of 2004, Mannatech increased its projected number of winners from approximately 750 to 900 of its independent associates and increased its estimated cost from $2.7 million to at least $3.0 million.

Mannatech’s global associate career and compensation plan allows new and existing independent associates to build their individual global networks by expanding their existing downlines into newly-opened international markets rather than requiring them to establish new downlines to qualify for commissions and incentives within each newly-opened country.

Net income increased by 376.1% to $5.6 million for the three months ended June 30, 2004 and by 235.0% to $8.7 million for the first six months of 2004 as compared to the same periods in 2003. Mannatech believes the strong increase was the result of continuing increases in its net sales in all countries, continuing to contain operating expenses, and introducing its antioxidant product, Ambrotose AO™, in September 2003.

Outlook

Mannatech believes the remainder of 2004 should remain strong with its projected growth in pack and product sales for the three and six months ended June 30, 2004 as compared to the comparable periods in 2003. Mannatech expects commissions as a percentage of net sales to remain in the 42% to 45% range for the remainder of 2004 based on the expected increase in pack sales and the shift of pack sales to higher dollar packs. In the third and fourth quarter of 2004, Mannatech also intends to continue to capitalize certain payroll and consulting fees of between $3.0 million to $4.0 million related to its planned internally-developed capital software projects. In the third quarter of 2004, Mannatech expects to accrue between $0.5 million to $0.8 million of additional expenses related to its 2004 annual travel incentive and in the second half of 2004 expects to incur up to $0.7 million in consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech has identified certain policies that are important to the portrayal of its consolidated financial condition and consolidated results of operations. These policies require the application of significant judgment by Mannatech’s management. Mannatech periodically analyzes the need for certain estimates, including the need for such items as inventory reserves, impairment of long-lived assets, capitalization of software development, tax valuation allowances, provisions for doubtful accounts, revenue recognition, sales returns, accounting for stock options and warrants, contingencies and litigation. Mannatech bases any estimates needed on its historical experience, industry standards, and various other assumptions that may be reasonable under the circumstances. Mannatech cautions its readers that actual results could differ from its estimates under different assumptions or conditions. If circumstances change relating to the various assumptions or conditions used in such estimates Mannatech could experience an adverse effect on its consolidated financial condition, changes in financial condition and results of operations.

Mannatech’s critical accounting policies at June 30, 2004 include the following:

Inventory Reserves

Mannatech reviews and compares its inventory carrying value to its fair market value and any inventory value in excess of its estimated fair market value is written down. In addition, Mannatech reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Mannatech’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. In the future, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. Mannatech’s inventory value at June 30, 2004 was $9.1 million, which includes an inventory reserve of approximately $0.1 million.

Asset Impairment

Mannatech reviews the book value of its property and equipment for impairment whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may not be recoverable. Mannatech’s impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated carrying value. Mannatech believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), Mannatech would have to recognize an impairment loss to the extent the net book value of an asset exceeds its fair value. At June 30, 2004, the net book value of Mannatech’s property and equipment was $5.8 million.

Tax Valuation Allowances

Mannatech evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. If Mannatech is unable to realize the expected future benefits of its deferred tax assets, it would be required to provide an additional valuation allowance. As of June 30, 2004, Mannatech recorded deferred tax assets of $3.0 million, which includes a valuation allowance of approximately $0.7 million related to its Japanese net operating loss carry forwards. Mannatech expects to record a valuation allowance for its South Korean operations at the end of 2004 related to its projected net operating losses.

Deferred Revenues

Mannatech defers all of its revenue until its customers receive their shipments. Mannatech also defers a portion of its revenue from the sale of its starter and renewal packs because of a one-year magazine subscription offered in certain of its packs. In addition, Mannatech defers the portion of revenue from each pack that exceeds the total average wholesale value of all individual components included in such packs. Mannatech amortizes its deferred revenues associated with its magazine subscriptions and any pack sales that exceed the total average wholesale value of the individual components in the packs over twelve months. Although Mannatech has no immediate plans to significantly change the contents of its packs or its shipping methods, any such changes in the future could result in additional revenue deferrals or could cause Mannatech to recognize its deferred revenue over a longer period of time.

Software Capitalization

In prior years, Mannatech capitalized salaries and consulting fees related to the development of certain qualifying internally-developed software applications including: GlycoScience.org, a scientific and educational web database and Success Tracker™, a web-based training and marketing tool for its independent associates.

During 2004, Mannatech began the development of several information technology projects that are expected to increase functionality, improve the efficiency and effectiveness of its operations and internal controls, and expand its reporting capabilities. Internally-developed projects include improvements to its corporate website, establishment of a comprehensive Japanese E-Commerce system, translation and application development of its South Korea computer application software, and development of its global re-architecture project. Mannatech has projected the total costs related to these projects to be between $8.0 and $10.0 million over the next eighteen months of which, Mannatech anticipates capitalizing between $6.0 million to $8.0 million of its salaries and consulting fees related to these projects. In the first quarter of 2004, Mannatech capitalized $0.1 million and in the second quarter of 2004 Mannatech capitalized approximately $0.4 million related to internal salaries and outside consulting services for these internally-developed projects. In late June 2004, Mannatech signed an agreement with PeopleSoft to purchase an off-the-shelf ERP system for approximately $1.0 million for its re-architecture project. Mannatech plans to customize this ERP system for its financial and operational needs during 2004 and 2005. This re-architecture project of its back office system includes implementing a multi-faceted financial system by January 2005 and then implementing a sales and customer support system, distribution system, and data management system by January 2006.

Mannatech amortizes qualifying costs over the estimated useful life of the software application, which is either three or five years. If accounting standards change or if the capitalized software becomes obsolete, Mannatech may be required to write-off its capitalized software or accelerate its amortization period. As of June 30, 2004, Mannatech’s internally-developed capitalized software had a remaining net book value of approximately $0.6 million.

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

FASB has recently indicated that it expects to issue a change in the recognition and measurement principles for equity-based compensation granted to employees and board members. Under the proposed rules, all companies including Mannatech, would be required to recognize compensation expense related to stock options and warrants granted to employees and Board members after December 15, 2004. The compensation expense would be calculated based on the number of options expected to vest and would be recognized over the stock options’ vesting period, which could have a material effect on Mannatech’s future consolidated results of operations. On July 20, 2004 the United States House of Representatives approved a proposed bill to prevent FASB from issuing its proposed guidance on expensing stock options and to block the mandatory expensing of stock options by corporations until the United States Secretary of Commerce and the United States Secretary of Labor complete a one-year joint study on the economic impact of the FASB’s proposal. After the joint study is completed, corporations would be only required to expense stock options granted to their five highest-paid executives rather than having to expense stock options granted to all employees. However, the bill would allow, but not require, corporations to expense stock options that are granted to other employees under existing accounting guidance. If the bill is passed into law, the United States Securities and Exchange Commission will be able to regard these accounting principles as “generally accepted.” The bill is currently in the United States Senate. FASB is expected to redeliberate its proposed guidance during the third quarter of 2004 and issue its final standard by the end of 2004.

Results of Operations

The following table summarizes Mannatech’s consolidated operating results as a percentage of net sales for each of the three and six months ended June 30, 2003 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	15.9	15.2	16.2	15.0
Commissions and incentives	42.1	45.9	41.3	45.2

Gross profit	42.0	38.9	42.5	39.8
Operating expenses:
Selling and administrative expenses	19.9	15.5	22.0	18.0
Other operating costs	15.4	11.2	14.8	11.5
Severance expenses	3.1	0.0	1.6	0.0

Income from operations	3.6	12.2	4.1	10.3
Interest income	0.1	0.2	0.2	0.2
Interest expense	0.0	—	0.0	—
Other income (expense), net	(0.2)	(1.1)	0.0	(0.7)

Income before income taxes	3.5	11.3	4.3	9.8
Income taxes	(1.0)	(3.8)	(1.3)	(3.3)

Net income	2.5%	7.5%	3.0%	6.5%

2004 compared to 2003

Net Sales

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

(in millions)

Three months ended June 30,
	United States		Canada		Australia		United Kingdom		Japan		New Zealand		Totals
2004	$49.5	66.6%	$5.8	7.8%	$7.4	10.0%	$2.6	3.5%	$5.9	7.9%	$3.1	4.2%	$74.3	100%
2003	$31.7	68.2%	$4.2	9.0%	$3.4	7.3%	$1.0	2.2%	$4.6	9.9%	$1.6	3.4%	$46.5	100%

Six months ended June 30,
	United States		Canada		Australia		United Kingdom		Japan		New Zealand		Totals
2004	$86.3	65.0%	$10.5	7.9%	$13.9	10.5%	$5.4	4.1%	$10.9	8.2%	$5.7	4.3%	$132.7	100%
2003	$59.6	68.5%	$8.1	9.3%	$6.0	6.9%	$1.6	1.8%	$8.6	9.9%	$3.1	3.6%	$87.0	100%

Recap of Consolidated Net Sales

(in millions)

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2003	2004	2004 over 2003	2003	2004	2004 over 2003
	(in millions)			(in millions)
Product sales	$34.2	$49.9	45.9%	$65.1	$94.8	45.6%
Pack sales	10.1	20.5	101.8%	18.3	32.9	79.5%
Other, including freight	1.9	3.9	105.3%	3.6	5.0	38.9%

Total net sales	$46.5	$74.3	59.8%	$87.0	$132.7	52.5%

For the three months ended June 30, 2004, net sales increased $27.8 million, or 59.8%, to $74.3 million as compared to the same period in 2003. For the first six months of 2004, net sales increased $45.7 million, or 52.5%, to $132.7 million as compared to the same period in 2003. Mannatech’s net sales continued to increase in all countries in both pack sales and product sales primarily related to continued growth following the implementation of its revamped global associate career and compensation plan, which was implemented in September 2002. Product sales are impacted by growth in pack sales, because growth in pack sales relate to the number of new and continuing associates and members who want to purchase Mannatech’s products.

Product Sales

Mannatech’s product sales have increased in 2004 in all countries. The increase is primarily the result of an increase in the number of associates and members purchasing Mannatech products, an increase in sales volume and in September 2003 launching three products, including its antioxidant product called Ambrotose AO™. New products increased total product sales for the three months ended June 30, 2004 by approximately $5.2 million as compared to the same period in 2003 and further increased total product sales for the first six months of 2004 by approximately $10.0 million as compared to the same period in 2003. At Mannatech’s corporate-sponsored event in Portland, Oregon, to be held in September 2004, Mannatech plans to introduce its reformulated Phytobears®, which it will rename Mannabears™. Mannatech will also introduce two water-filtration devices, which can be used by consumers to help filter their water for consumption to help achieve optimal health.

For the three months ended June 30, 2004, existing product sales increased by approximately $10.5 million, or 30.8%, to $44.7 million as compared to the same period in 2003. For the first six months of 2004, existing product sales increased by $19.8 million, or 30.4%, to $84.8 million as compared to the same period in 2003. The increase in Mannatech’s existing product sales related to a continued increase in the number of new and existing associates and members purchasing Mannatech products.

Pack Sales

For the three months ended June 30, 2004, Mannatech had approximately 44,000 new independent associates and members purchasing packs as compared to 35,000 new independent associates and members purchasing packs for the same period in 2003. For the twelve months ended June 30, 2004, the number of new and continuing independent associates and members who purchased packs increased by approximately 88,000, or 38.9%, to approximately 314,000 at June 30, 2004 as compared to approximately 226,000 at June 30, 2003. The number of new and continuing independent associates and members who purchased Mannatech’s products during the preceding 12 months, by quarter, were as follows:

	For the twelve months ended
Associates & Members	June 30, 2003		September 30, 2003		December 31, 2003		March 31, 2004		June 30, 2004
New	112,000	49.6%	125,000	51.4%	134,000	50.8%	141,000	49.1%	150,000	47.8%
Continuing	114,000	50.4%	118,000	48.6%	130,000	49.2%	146,000	50.9%	164,000	52.2%

Total	226,000	100.0%	243,000	100.0%	264,000	100.0%	287,000	100.0%	314,000	100.0%

For the three months ended June 30, 2004, pack sales strongly increased by $10.4 million, or 101.8%, to $20.5 million, as compared to the same period in 2003. For the first six months of 2004, pack sales increased by $14.6 million, or 79.5%, to $32.9 million as compared to the first six months of 2003. This continued increase related to the increase in the number of new associates and the increase in the number of continuing associates who purchase products and renewal packs from Mannatech. Pack sales from new associates and members accounted for 69.2% of the total increase in pack sales for the three months ended June 30, 2004 and accounted for 67.7% of the total increase in pack sales for the first six months of 2004.

In the three months ended June 30, 2004, pack sales to new associates and members increased by $7.2 million, or 100.0%, to $14.3 million as compared to the same period in 2003. For the first six months of 2004, pack sales to new associates and members increased by $9.9 million, or 76.4%, to $22.8 million as compared to the same period in 2003. Mannatech continues to believe the increase in the number of packs sold to new associates and members and packs sold to continuing associates over the past few years correlates to the changes made in Mannatech’s revamped global associate career and compensation plan; introducing new associate incentives, including an annual travel incentive; introducing Ambrotose AO™; and implementing several key management changes in 2003.

Other Sales

Other sales increased by $2.0 million to $3.9 million for the three months ended June 30, 2004, which related to the increase in pack and product sales and correlated to the freight revenue charged to associates and members for the three months ended June 30, 2004 as compared to the same period in 2003. Other sales increased by $1.4 million to $5.0 million in the first six months of 2004 as compared to the same period in 2003, which also related to the increase in pack and product sales for the first six months of 2004 as compared to the same period in 2003.

Cost	of Sales

Cost of sales consists of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s independent associates, costs of freight-in, and provisions for slow moving or obsolete inventories. Mannatech’s inventory turnover ratio decreased to 4.7 for the first six months of 2004 as compared to 4.9 for the same period in 2003. The decrease in the inventory turnover rates was due to the increase in inventory on hand at June 30, 2004 as compared to June 30, 2003. Mannatech’s sales mix of products and packs affects its cost of sales and gross profit differently because the gross margins for its products vary and because the average gross margin of its products sold is higher than the average gross margin of its packs sold. Mannatech’s sales mix can be influenced by the following:

•	changes in Mannatech’s commission and incentive programs;

•	changes in Mannatech’s sales prices;

•	changes in consumer demand;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and developments;

•	introduction of new products; and

•	discontinuation of existing products.

For the three months ended June 30, 2004, cost of sales increased by $3.9 million, or 52.5%, to $11.3 million as compared to the same period in 2003 due to an increase in the volume of packs and products sold. Cost of sales as a percentage of net sales decreased to 15.2% for the three months ended June 30, 2004 as compared to 15.9% for the same period in 2003. This decrease as a percentage of net sales was the result of a change in product mix sold and cost efficiencies from certain manufacturers and freight handlers in 2004, which favorably impacted Mannatech’s gross profit.

For the first six months of 2004, cost of sales increased by $5.8 million, or 41.4%, to $19.9 million as compared to the same period in 2003. The increase was due to an increase in the volume of packs and products sold during 2004 as compared to the same period in 2003. Cost of sales as a percentage of net sales decreased from 16.2% for the first six months of 2003 to 15.0% for the same period in 2004. This decrease as a percentage of net sales was the result of a change in product mix sold and cost efficiencies from certain manufacturers and freight handlers in 2004, which favorably impacted Mannatech’s gross profit.

For the first six months of 2004 and 2003, Mannatech maintained a provision for inventory write-offs of approximately $0.1 and $0.2 million, respectively. The provision primarily relates to discontinued promotional materials, normal spoilage, and damaged products.

Commissions and Incentives

Commissions and incentives include both commissions related to commissionable net sales and various incentives, including an annual travel incentive. Mannatech announces its annual travel incentive at its annual corporate-sponsored event, called Mannafest, which was held in March of 2004 and 2003. For the three months ended June 30, 2004, commissions and incentives increased by $14.5 million, or 74.3%, to $34.1 million as compared to the same period in 2003. As a percentage of net sales, commissions and incentives increased for the three months ended June 30, 2004 to 45.9% as compared to 42.1% for the same period in 2003. For the first six months of 2004 commissions and incentives increased by $24.1 million, or 67.0%, to $60.0 million as compared to the same period in 2003. As a percentage of net sales, commissions and incentives increased for the first six months of 2004 to 45.2% as compared to 41.3% for the same period in 2003.

Commissions

From the total increase in commissions and incentives totaling $14.5 million, commissions related to commissionable net sales increased by $13.8 million to $32.4 million for the three months ended June 30, 2004 as compared to the same period in 2003. As a percentage of net sales, commissions increased for the three months ended June 30, 2004 to 43.6% as compared to 39.9% for the same period in 2003. Mannatech attributes the increase in commissions to the change in mix of packs sold toward the higher dollar packs and the increase in the number of new and continuing associates who qualify for commissions. The shift toward the higher dollar packs is partially the result of the announcement of Mannatech’s annual travel incentive in March 2004, which is reflected in the average pack sale increasing by 39.6% to $352.07 for the three months ended June 30, 2004 as compared to $252.24 for the same period in 2003.

The total increase in commissions and incentives of $24.1 million, commissions related to commissionable net sales increased by $23.2 million to $57.4 million for the first six months of 2004 as compared to the same period in 2003. As a percentage of net sales, commissions increased for the first six months of 2004 to 43.3% as compared to 39.3% for the same period in 2003. Mannatech attributes the increase in commissions to the change in mix of packs sold toward the higher dollar packs and the increase in the number of new and continuing associates who qualify for commissions. The shift toward the higher dollar packs is partially the result of the announcement of Mannatech’s annual travel incentive in March 2004 and is also reflected in the average pack sale increasing 26.0% to $306.42 for the first six months of 2004 as compared to $243.27 for the same period in 2003. Mannatech expects commissions to remain in the range of 42% to 45% if the number of new associates continues to increase and the shift of the pack mix sold continues to shift toward the higher dollar packs.

Incentives

For the three months ended June 30, 2004, the remaining increase in commissions and incentives of $0.7 million related to an increase in incentives. For the three months ended June 30, 2004 incentives increased by $0.7 million to $1.7 million as compared to the same period in 2003. As a percentage of net sales, incentives increased for the three months ended June 30, 2004 to 2.3% as compared to 2.1% for the same period in 2003.

For the first six months of 2004, the remaining increase in commissions and incentives of $0.9 million related to an increase in incentives. For the first six months of 2004, incentives increased by $0.9 million to $2.6 million as compared to the same period in 2003. As a percentage of net sales, incentives remained at 2.0% for the first six months of 2004 as compared the same period in 2003. The dollar increase for the three months ended June 30, 2004 and the first six months of 2004 relates to Mannatech announcing its annual travel incentive in March 2004, the increase in the total estimated cost due to the location of the travel incentive, and the increase in the number of expected winners from 850 in 2003 to 900 winners in 2004. The total projected expense related to Mannatech’s 2004 travel incentive is expected to be up to $3.0 million, whereas the total cost associated with the 2003 travel incentive was approximately $2.2 million.

Gross Profit

For the three months ended June 30, 2004, gross profit increased by $9.4 million, or 48.0%, to $28.9 million as compared to $19.5 million in the same period in 2003. This increase was primarily the result of an increase in net sales partially offset by the increase in commissions and incentives related to the additional accrual for the annual travel incentive and the increase in the number of associates earning commissions. As a percentage of net sales, gross profit decreased for the three months ended June 30, 2004 to 38.9% as compared to 42.0% for the same period in 2003. This decrease was due to an increase in commissions and incentives, which related to the sales mix sold and the increase in the annual travel incentive accrual related to the increase in the number of associates participating in the incentive as compared to the same period in 2003.

For the first six months of 2004, gross profit increased to $52.8 million as compared to $37.0 million for the same period in 2003. This increase was primarily the result of an increase in net sales partially offset by the increase in commissions and incentives related to the additional accrual for the annual travel incentive and the increase in the number of associates earning commissions. As a percentage of net sales, gross profit decreased for the first six months of 2004 to 39.8% as compared to 42.5% for the same period in 2003. This decrease was primarily due to the increase in commissions and incentives, which continue to relate to the sales mix sold and the increase in the annual travel incentive accrual related to the strong increase in the number of associates participating in the incentive as compared to the same period in 2003.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses and consist of compensation and benefits for employees, contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and hosting Mannatech’s corporate-sponsored events. For the three months ended June 30, 2004, selling and administrative expenses increased by $2.3 million, or 24.4%, to $11.5 million as compared to the same period in 2003. The dollar increase in selling and administrative expenses primarily consists of an increase in compensation-related costs, out-bound freight costs and third-party distribution costs associated with the increase in net sales. Selling and administrative expenses as a percentage of net sales decreased from 19.9% for the three months ended June 30, 2003 to 15.5% in the same period in 2004. The decrease in selling and administrative expenses as a percentage of net sales in 2004 was primarily due to Mannatech’s ability to control costs, while increasing net sales.

For the first six months of 2004, selling and administrative expenses increased by $4.7 million, or 24.8%, to $23.8 million as compared to the same period in 2003. The dollar increase in selling and administrative expenses primarily consists of an increase in compensation-related costs, corporate-sponsored rally expenses, and out-bound freight costs and third-party distribution costs associated with the increase in net sales. Selling and administrative expenses as a percentage of net sales decreased from 22.0% for the first six months of 2003 to 18.0% in the same period in 2004. The decrease in selling and administrative expenses as a percentage of net sales in 2004 was primarily due to Mannatech’s ability to control costs while increasing net sales.

Overall compensation related costs increased for the three months ended June 30, 2004 by $0.9 million to $7.0 million as compared to the same period in 2003. In 2004, the increase was primarily composed of an increase in wages and benefits of $0.7 million related to globally hiring 31 additional employees during the three months ended June 30, 2004. Wages also increased by $0.5 million to $1.0 million related to the accrual of corporate performance bonuses resulting from improvement of Mannatech’s operations. This increase in wages was partially offset by capitalizing salaries of $0.3 million related to internally-developed software projects. For the first six months of 2004, compensation related costs increased by $2.1 million to $14.3 million as compared to the same period in 2003. In 2004, the increase was composed of an increase in wages and benefits of $1.4 million related to globally hiring 35 additional employees during the first six months of 2004, partially offset by capitalizing salaries of approximately $0.3 million related to internally-developed software projects. Wages also increased by $1.0 million to $1.8 million related to the accrual of corporate performance bonuses, resulting from the improvement of Mannatech’s operations.

Out-bound freight and third-party distribution costs increased for the three months ended June 30, 2004 by $1.2 million to $3.4 million as compared to the same period in 2003. The increase in costs consisted of an increase in out-bound freight of $1.0 million and an increase in third-party distribution costs of $0.2 million. The increases in 2004 relate to the increase in net sales volume and a shift in sales mix. Out-bound freight and third party distribution costs increased for the first six months of 2004 by $1.9 million to $6.3 million as compared to the same period in 2003, which consisted of an increase in out-bound freight of $1.6 million and an increase in third-party distribution costs of $0.3 million. The increases in 2004 relate to the increase in net sales volume and a shift in sales mix.

Mannatech typically sponsors its annual corporate rally each year in the month of March. For the three months ended June 30, 2004, the expense of Mannatech’s corporate-sponsored rally increased by $0.2 million to $1.1 million primarily related to additional costs associated with increased attendance at its corporate-sponsored rally. For the first six months of 2004, the expense of the corporate-sponsored rally increased by $0.8 million to $3.2 million, which primarily related to additional costs associated with the record attendance at its corporate-sponsored event in 2004.

Other Operating Costs

Other operating costs include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing-related expenses, off-site storage fees, and other miscellaneous operating expenses. Other operating costs as a percentage of net sales decreased from 15.4% for the three months ended June 30, 2003 to 11.2% for the same period in 2004. The decrease in other operating costs as a percentage of net sales in 2004 was primarily due to an increase in net sales and Mannatech’s overall ability to control its operating costs.

For the three months ended June 30, 2004, other operating costs increased by $1.2 million, or 16.5%, to $8.3 million as compared to the same period in 2003. For the first six months of 2004, other operating costs increased by $2.4 million, or 18.9%, to $15.3 million as compared to the same period in 2003. The dollar increase in other operating costs primarily consisted of increases in accounting and consulting fees, and various operating costs, partially offset by a decrease in depreciation and prior year non-cash accounting charges for variable accounting treatment related to certain stock options and warrants for former executives. Other operating costs as a percentage of net sales decreased from 14.8% for the six months ended June 30, 2003 to 11.5% for the same period in 2004. The decrease in other operating costs as a percentage of net sales in 2004 was primarily due to an increase in net sales and Mannatech’s ability to control operating costs.

Accounting and consultant-related costs increased by $0.8 million to $1.6 million for the three months ended June 30, 2004 as compared to the same period in 2003. The increase in 2004 was composed of (1) $0.3 million related to consulting fees regarding Mannatech’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002; (2) $0.2 million related to Mannatech’s planned information technology infrastructure projects; and (3) $0.3 million related to consulting fees for legal matters, regulatory matters and clinical studies. For the first six months of 2004 accounting and consultant-related costs increased by $1.2 million to $2.8 million as compared to the same period in 2003. The increase in 2004 was composed of (1) $0.5 million related to consulting fees regarding Mannatech’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002; (2) $0.3 million related to Mannatech’s planned information technology infrastructure projects; and (3) $0.4 million related to consulting fees for legal matters, marketing projects, regulatory matters and clinical studies.

Various other operating costs increased by $1.7 million to $6.1 million for the three months ended June 30, 2004 as compared to the same period in 2003. This increase included travel, utilities, insurance, equipment rental, royalties, and credit card fees, which largely correlated to the increase in net sales volume. For the first six months of 2004 various other operating costs increased by $2.8 million to $11.2 million as compared to the same period in 2003, which correlated to the increase in net sales volume.

The increase in operating costs was partially offset by a decrease in depreciation and non-cash accounting charges. For the three months ended June 30, 2004, depreciation decreased by $0.2 million to $0.6 million as compared to the same period in 2003. This decrease consisted of a decrease in depreciation expense related to assets that were placed in service in prior years and fully depreciated by 2004, partially offset by an increase in depreciation expense related to purchasing $1.2 million in property and equipment during the three months ended June 30, 2004. For the first six months of 2004, depreciation decreased by $0.4 million to $1.3 million as compared to the same period in 2003. This decrease consisted of a decrease in depreciation expense related to assets that were placed in service in prior years and fully depreciated by 2004, partially offset by an increase in depreciation expense related to purchasing $1.6 million in property and equipment during the first six months of 2004.

The decrease also consisted of a decrease in non-cash accounting charges from the prior year. The second quarter of 2003 included a one–time charge of $0.6 million for Mr. Robert M. Henry, Mannatech’s former Chief Executive Officer who resigned in April 2003 and a $0.5 million non-cash charge for variable accounting treatment related to certain stock options and warrants issued to three former executives who resigned in 2001. The stock options and warrants were issued in 2001 to replace stock options that would have expired with each executive’s resignation. The non-cash variable accounting charge reflects the quarterly change between the fair market price of the stock options and warrants. The $0.5 million charge in 2003 was the result of the increase in Mannatech’s stock price from $2.53 per share at March 31, 2003 to $7.50 per share, at June 30, 2003. In the third quarter of 2003, all but 500 stock options and all of the warrants granted to former executives were exercised. The $0.6 million one-time charge related to extending the term of Mr. Henry’s 266,667 stock options to the earlier of ten years from date of grant or one year after his death, as set forth in his Separation Agreement entered into in April 2003.

Severance Expenses

In the second quarter of 2003, Mannatech accrued $1.4 million related to severance expenses for former employees. Of the $1.4 million, $1.3 million consisted of compensation related to the cancellation of Mr. Henry’s employment agreement and accrued vacation, health and life insurance, automobile costs, relocation fees, and outplacement fees that will be paid to Mr. Henry through 2005. In the second quarter of 2003, Mannatech also entered into two separation agreements with former executives for a total of $0.1 million, which were paid by September 2003.

Interest Income

Mannatech maintains interest-bearing accounts for its cash equivalents, restricted cash, and investments. Interest income increased by $0.1 million to $0.2 million for the three months ended June 30, 2004 as compared to the same period in 2003. For the first six months in 2004, interest income increased by $0.2 million to $0.3 million as compared to approximately $0.1 million for the same period in 2003. The increase related to increases in cash, cash equivalents and investments during 2004 as compared to the same period in 2003.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses and translation adjustments related to translating assets, liabilities, revenues, and expenses from its foreign operations to the United States dollar using current and weighted-average currency exchange rates. For the three months ended June 30, 2004, currency translation adjustments increased by $0.8 million as compared to the same period in 2003. For the first six months of 2004, currency translation adjustments increased by $0.9 million as compared to the same period in 2003. These increases are primarily the result of the increase in operations from Mannatech’s foreign subsidiaries and gains and losses resulting from a weakening of the United States dollar against the related foreign currencies during the three and six months ended June 30, 2004.

Income Tax Expense

Income taxes include both domestic and foreign taxes. In 2003, Mannatech’s United States federal statutory tax rate was 35% and its statutory tax rate was 30% in Australia, 19% in the United Kingdom, and 42% in Japan. The statutory tax rates for Mannatech’s operations are expected to remain the same for 2004. A portion of Mannatech’s income from its international operations is subject to taxation in the countries in which it operates. Although Mannatech may receive foreign tax credits that would reduce the amount of United States taxes owed, Mannatech may not be able to fully utilize its foreign tax credits in the United States. Mannatech has net operating loss carryforwards from its Japan operations of approximately $734,000, which may not be fully realizable in the future. Further, Mannatech expects to record an operating loss for its South Korean operations in 2004. As a result, Mannatech expects to establish a valuation allowance for its South Korean operations and continue to maintain a valuation allowance for its net operating loss carryforwards from Japan, as it believes that the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criteria for recognition. However, Mannatech monitors its operations in Japan and may eliminate its valuation allowance if its Japanese operation continues to be profitable.

Mannatech’s effective tax rate increased from 28.5% in the second quarter of 2003 to 33.7% in the same period in 2004. Mannatech’s effective tax rate also increased from 30.0% for the six months ended June 30, 2003 to 33.4% for the six months ended June 30, 2004. Mannatech’s effective tax rate increased as a result of the shift in income mix between its domestic and its foreign operations, the increase in profitability, and the reduction in its valuation allowance reserve related to its Japanese operations.

Net Income

For the three months ended June 30, 2004, net income increased by $4.4 million, or 376.1%, to $5.6 million as compared to the same period in 2003. For the first six months ended June 30, 2004, net income increased by $6.1 million, or 235.0%, to $8.7 million as compared to the same period in 2003. Mannatech believes the strong increase in its net income in 2004 was the result of increasing its net sales, which was largely due to an increase in associates and members purchasing Mannatech’s products and its ability to control operating costs. The increase was partially offset by an increase in commissions due to the increase in net sales and the introduction of its annual travel incentive in March 2004.

Liquidity and Capital Resources

Mannatech principally uses its cash from operations to fund its operating expenses, including commissions and incentives, capital expenditures, inventory purchases, and planned international expansion. Mannatech plans to continue to fund its business objectives, working capital, and operations through reliance on its cash flows from operations rather than incurring long-term debt. However, Mannatech does maintain operating leases to fund the use of its computer hardware and to lease corporate office facilities and automobiles. In February 2004, Mannatech entered into a $1.0 million master operating lease line-of-credit. At June 30, 2004, $0.3 million of the lease line-of-credit had been utilized to lease computer hardware for its operations. Mannatech believes it can continue to use its operating lease line-of-credit along with its normal cash flows from operations to fund any unanticipated shortfalls in its cash flows.

Cash and Cash Equivalents and Investments

At June 30, 2004, Mannatech strengthened its strong cash and investment position as it increased its cash and cash equivalents and investments by $13.8 million, to $52.2 million from December 31, 2003. The increase in Mannatech’s cash and cash equivalents and its investments are directly attributable to containing operating expenses and continuing to increase its operating profits, partially offset by paying a cash dividend to its shareholders of $2.6 million in the first quarter of 2004. Mannatech’s Board of Directors plans to continue to assess its financial position relative to the payment of any future cash dividends. In addition, Mannatech may utilize some of its cash to repurchase up to 1.3 million shares of its common stock in the open market or through private purchases. Mannatech has no present plans to initiate any repurchase activity in the near future.

Working Capital

Mannatech’s working capital decreased by $1.8 million to $14.4 million at June 30, 2004 from $16.2 million at December 31, 2003. Mannatech’s decrease in working capital at June 30, 2004 primarily related to using cash to purchase $7.1 million in long-term investments, paying cash dividends to its shareholders of $2.6 million, accruing $7.3 million in additional operating expenses, paying $0.7 million of accrued severance expenses, and deferring $1.3 million in additional revenue. This decrease was partially offset by increasing inventories on hand by $1.3 million.

Mannatech’s cash flows consist of the following:

For the six months ended June 30,
Provided by (used in):	2003		2004
Operating activities	$9.1 million			$16.6 million
Investing activities	$(14.2 million	)	$	( 7.4 million	)
Financing activities	$0.1 million		$	( 2.4 million	)

Operating Activities

For the first six months of 2004, Mannatech’s operating activities provided $16.6 million in cash compared to cash provided by operating activities of $9.1 million in the same period in 2003. For the first six months of 2004, net earnings adjusted for noncash activities provided cash of $10.3 million compared to $5.6 million in the first six months of 2003.

Management of Mannatech’s working capital accounts, which include receivables, inventories, prepaid expenses, payables, deferred revenues, accrued commissions and incentives, and expenses for operations, generated $7.0 million in positive cash flow in the first six months of 2004 as compared to $3.1 million in positive cash flow generated in the same period in 2003. In the first six months of 2004, working capital accounts increased primarily because of an increase in accrued expenses, which was partially offset by increasing inventories by $1.3 million, which were both associated with an increase in net sales. Operating activities also increased as a result of an increase in deferred revenue of $1.3 million related to the increase in net sales. In the first six months of 2003, working capital accounts primarily increased because of a $3.8 million increase in accrued operating expenses and deferred revenues, partially offset by increasing inventory by $0.5 million, which were all related to an increase in net sales.

Operating activities also used cash to pay accrued severance costs of approximately $0.7 million to its former executives during the first six months of 2004, as compared to accruing $1.3 million of severance costs during the first six months of 2003, for the resignation of Mr. Robert M. Henry, which was partially offset by paying approximately $0.9 million of accrued severance costs to former executives during the first six months of 2003. Mannatech expects that its operating cash flows for the remainder of 2004 and 2005 will be sufficient to fund its current operations, information technology projects, and its plans for international expansion into South Korea and Taiwan.

Investing Activities

In the first six months of 2004, Mannatech’s investing activities used a total of $7.4 million in cash compared to using $14.2 million in cash for the same period in 2003. Mannatech’s investing activities include purchasing investments, restricting cash from future use, and purchasing capital assets.

In the first six months of 2004, Mannatech used $5.0 million of its cash to purchase higher yielding investments and released $2.1 million of its restricted cash, which was used to purchase higher yielding long-term investments. In addition, in the first six months of 2004, Mannatech restricted cash of $1.2 million as long-term collateral. The $1.2 million was composed of restricting cash as collateral of approximately $0.4 million for a payment due for Mannatech’s 2004 travel incentive cruise for its associates. In addition, Mannatech restricted cash as collateral of approximately $0.5 million associated with obtaining additional surety bonds in Canada. The remaining $0.2 million increase in restricted cash related to holding time deposits as collateral for its building leases in Australia and South Korea. In contrast, in the first six months of 2003, Mannatech used $12.0 million of its cash to purchase investments and restricted cash of $2.1 million as collateral for a one-year line-of-credit.

Investing activities also include purchases of property and equipment. In the first six months of 2004, investing activities included purchases of $1.6 million of office furniture, leasehold improvements, computer hardware and software, and capitalizing internally-developed costs associated with developing computer software. In the first six months of 2003, Mannatech purchased $0.4 million of property and equipment, primarily related to computer hardware and software. To help minimize the initial cash outlay and write-offs associated with technological obsolescence related to purchasing computer hardware, Mannatech leases certain of its computer hardware through master operating leases rather than using its cash to purchase and capitalize computer hardware. Mannatech believes that utilizing master operating leases allows it to lease certain computer hardware at a reduced cost and minimize its initial cash outlays, while keeping the option to either purchase the computer hardware for an agreed upon estimated fair value or return the computer hardware to the financial institution at no additional cost at the end of the three-year operating lease.

Over the next eighteen months, Mannatech plans to complete and implement its information technology projects, including its re-architecture project involving a new global back-office system. Mannatech intends to spend between $8.0 million to $10.0 million on all of its information technology projects through 2005, of which $6.0 million to $8.0 million will be capitalized as computer software, including certain payroll and consulting costs relating to the programming and implementation of its computer software. In addition, for the remainder of 2004 and 2005, Mannatech plans to purchase up to $2.0 million in various property and equipment, some of which relate to corporate leasehold improvements and its planned international expansion into South Korea and Taiwan.

Financing Activities

In the first six months of 2004, Mannatech’s financing activities used $2.4 million in cash as compared to providing $0.1 million of cash for the same period in 2003. During the first six months of 2004, Mannatech used cash to pay its shareholders cash dividends of $2.6 million, which was partially offset by receiving cash proceeds from stock options exercised of approximately $0.2 million. In the first six months of 2003, Mannatech received cash proceeds from stock option activity of $0.2 million, which was partially offset by using $0.1 million of cash to repay its note payable and capital lease-obligations.

General Liquidity and Cash Flows

Historically, Mannatech has generated positive cash flows from its operations and believes that its existing liquidity and cash flows from operations, including cash and investments totaling $52.2 million and access to its master operating lease line-of-credit, should be adequate to fund expected business operations and its plans for international expansion and a new back-office system for the next 12 to 24 months. Mannatech also believes its positive cash flows will fund any future plans to repurchase any of Mannatech’s outstanding common stock in the open market or through private purchases. Mannatech believes its existing liquidity and cash flows will be adequate for its future as most of its operating expenses are variable in nature. However, if Mannatech’s operations begin to decline, its existing capital resources or cash flows could become insufficient to meet its current business plans, projections, and existing capital requirements. If Mannatech’s existing capital resources become insufficient, it would be required to raise additional funds, which may not be available on favorable terms, if at all.

Mannatech is required to fund certain commitments and obligations, which as of June 30, 2004 are as follows:

•	funding the remaining payments related to severance agreements with former executives. Under the terms of various separation agreements, Mannatech is required to pay the remaining aggregate amount of approximately $0.7 million;

•	funding up to $2.0 million of estimated unpaid costs related to its 2004 annual travel incentive award;

•	funding an estimated $1.8 million of royalty payments to Dr. McAnalley for future royalties associated with his ten-year royalty agreement;

•	funding the non-compete payments related to the renewal of the non-compete agreement with Dr. Reg. McDaniel, a former employee, totaling $0.2 million, which is payable in monthly installments of $25,000 through January 2005;

•	funding its five year purchase agreement of $1.8 million to a supplier of a raw material used in Mannatech’s antioxidant product; and

•	funding various operating leases for building and equipment rental of approximately $8.0 million through 2007.

Mannatech has no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities. Since 1994, Mannatech has maintained a purchase commitment with its supplier of Manapol®. In 2003, the purchase commitment was modified to include purchases by its manufacturers, as well as from Mannatech. The purchase commitment requires Mannatech and its manufacturers to collectively purchase a minimum of $0.3 million per month through November 2004. Presently Mannatech’s manufacturers’ monthly purchases of Manapol® have met or exceeded the monthly commitment of $0.3 million. Mannatech’s projected purchases are expected to meet the required minimum monthly purchase commitment obligation for the remainder of 2004.

Mannatech intends to continue to open additional operations in new foreign markets. Mannatech plans to expand into South Korea in September 2004 and plans to open its Taiwan operations in the first quarter of 2005. The expansions into South Korea and Taiwan are estimated to cost between $4.0 million and $6.0 million in the aggregate, of which approximately $1.5 million will relate to property and equipment purchases that will be depreciated over the life of the assets or lease term.

During 2004, Mannatech approved several large scale information technology projects that are expected to increase functionality, improve the efficiency and effectiveness of operations, as well as internal controls and expand its reporting capabilities. Mannatech has projected the total costs related to these projects to be between $8.0 and $10.0 million over the next eighteen months of which Mannatech anticipates capitalizing additional payroll and consulting fees related to these information technology projects in the range of $6.0 million to $8.0 million. In the first quarter of 2004, Mannatech capitalized $0.1 million and in the second quarter of 2004, Mannatech capitalized approximately $0.4 million related to payroll and outside consulting services related to these information technology projects. In late June 2004, Mannatech signed an agreement with PeopleSoft to purchase an off-the-shelf ERP system for approximately $1.0 million and will customize the ERP system over 18 months to meet its financial and operational needs. This project is called Mannatech’s global re-architecture project and will be implemented in its operations in each country. The global re-architecture project includes implementing a multi-faceted financial system in January 2005 and implementing a sales and customer support system, distribution system, and data management system in January 2006. Mannatech also plans to purchase various other property and equipment of up to $2.0 million during 2004 and 2005.

In June 2004, Mannatech agreed to indemnify four of its executive officers, Stephen Fenstermacher, Bettina Simon, Jack Crowley, and Ron Norman, who were appointed to the Board of Directors of Mannatech’s subsidiary – Mannatech Korea Ltd. Regulations in South Korea require each board member to personally guarantee the operations of Mannatech Korea Ltd. As a result, Mannatech, Incorporated, has agreed to indemnify each of these four officers for any liability incurred related to their personal guarantee.

Recent Financial Accounting Standards Board Statements

FIN 46R. In December 2003, FASB issued a revised Interpretation No.46 (“FIN 46R”), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51,” which replaces the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests enterprises have in these entities are called variable interest. These interests are derived from certain guarantees, leases, loans, or other arrangements that result in certain risks and rewards, which are disproportionate to the voting interests in such entities. The adoption of FIN 46R as of March 31, 2004 did not have a material effect on Mannatech’s consolidated financial condition, results of operations, or cash flows.

Forward-Looking Statements

Certain disclosure and analysis included in this report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements, other than statements of historical fact are considered forward-looking statements and reflect the current views of Mannatech about future events and financial performance. These forward-looking statements are subject to certain events, risks, and uncertainties that may be outside Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	plans for growth for the remainder of 2004;

•	existing capital resources, cash flows, and the operating lease line-of-credit being adequate to fund Mannatech’s future cash needs;

•	future plans related to Mannatech’s budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	plans for information technology projects including capitalizing a significant amount of internal salaries and outside consulting fees;

•	the realization of Mannatech’s deferred tax assets;

•	the expected future cash flows of Mannatech’s assets exceeding the net book value of such assets;

•	the impact of future market changes due to exposure to foreign currency translations from Mannatech’s business;

•	the impact of Mannatech’s product development strategy;

•	plans to introduce new products and reformulation of existing products;

•	Mannatech’s ability to offer innovative incentives in the future;

•	no significant impact of recent accounting pronouncements on Mannatech’s financial condition, results of operations, or cash flows;

•	plans for any future dividends;

•	the outcome of regulatory and litigation matters;

•	the possibility of certain policies, procedures, and internal processes combating Mannatech’s exposure to market risk; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;

•	changes in inventory costs;

•	the future impact of any changes to Mannatech’s global career and compensation plan or incentives;

•	the ability to attract and retain independent associates and members;

•	timely development and acceptance of new products and refinements of existing products;

•	changes in product mix;

•	the markets for Mannatech’s domestic and international operations;

•	changes in global statutory tax rates;

•	the impact of new competition and competitive products and pricing;

•	the political, social and economic climate in which Mannatech conducts its operations; and

•	the risk factors described in other documents and reports filed by Mannatech with the United States Securities and Exchange Commission.

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

Mannatech believes inflation has not had a material impact on its operations or profitability. Mannatech expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, and into New Zealand in 2002. Mannatech’s New Zealand operation is serviced through its Australian operations. Mannatech plans to expand its international operations into South Korea in September 2004 and into Taiwan in the first quarter of 2005. Revenues and expenses in foreign markets are currently translated using historical and weighted-average currency exchange rates.

Mannatech maintains policies, procedures, and internal processes that it believes help monitor any significant market risks. Mannatech currently does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations, and projected transactions denominated in foreign currencies. Mannatech cautions that it cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial condition, results of operations, or cash flows. However to combat such risk, Mannatech closely monitors current fluctuations for exposure to such market risk. The foreign currencies in which Mannatech currently has exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, South Korea, and Taiwan. The low and high currency exchange rates to the United States dollar, for each of these countries, for the six months ended June 30, 2004 are as follows:

Country/Currency	Low	High
Australia/Dollar	$0.683100	$0.798600
Canada/Dollar	$0.716600	$0.786900
Japan/Yen	$0.008736	$0.009640
New Zealand/Dollar	$0.597000	$0.709700
South Korea/Won	$0.000836	$0.000886
Taiwan/Dollar	$0.029390	$0.030500
United Kingdom/British Pound	$1.755200	$1.893100

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

There were no changes in Mannatech’s internal controls during the second quarter of 2004 that have materially affected or that are reasonably likely to materially affect its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Mannatech was notified in February 2003 by the New Zealand Ministry of Health of an investigation of the sales practices of some of its New Zealand independent associates. The matter was investigated, and Mannatech disciplined its independent associates related to this matter. The New Zealand Ministry of Health has continued to monitor Mannatech’s actions and reserves the right to prosecute individual associates or Mannatech in the event of any further violations.

In March 2004, MedSafe, a business unit of the New Zealand Ministry of Health, notified Mannatech that several of its associates in New Zealand were using promotional materials containing therapeutic claims to promote Mannatech’s products that were in violation of the New Zealand’s Medicines Act 1981. In response to the inquiry and allegations from MedSafe, Mannatech initiated disciplinary investigation proceedings against the named associates identified by MedSafe when it discovered that certain of its New Zealand associates were using unapproved materials. In the second quarter of 2004, Mannatech concluded its investigation, and disciplinary action was taken against certain associates and Mannatech introduced additional training materials to further inform its New Zealand associates about the regulatory environment and relevant New Zealand legal requirements. In June 2004, MedSafe informed Mannatech that this matter was considered closed.

On June 11, 2004, the Australian Therapeutic Goods Administration notified Mannatech of a complaint that certain of its Australian associates had made certain therapeutic claims to promote its products. In response to this complaint Mannatech notified the Australian Therapeutic Goods Administration that it had initiated disciplinary proceedings and terminated the accounts of such Australian associates.

There have been no other material changes in, or additions to, the legal proceedings previously reported in Mannatech’s Annual Report on Form 10-K (File No. 000-24657) for 2003 as filed with the United States Securities and Exchange Commission on March 14, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On June 30, 2004, the Company’s Board of Directors authorized a stock repurchase program to purchase up to 1.3 million shares of the Company’s outstanding common stock. The Company has not formalized or adopted any Stock Repurchase Plan and currently has no present plans to initiate any repurchase activity in the near future. As of July 31, 2004, the Company had not repurchased any of its common stock in the open market or through any private sales.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a.	Mannatech held its 2004 Annual Shareholders’ Meeting on June 7, 2004 and the two proposals voted on were described in detail in Mannatech’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 28, 2004.

b.	Samuel L. Caster, J. Stanley Fredrick, and Patricia A. Wier were elected to serve as Class II directors until Mannatech’s 2007 Annual Shareholders’ Meeting.

c.	The voting results for the two proposals voted on at Mannatech’s 2004 Annual Shareholders’ Meeting are as follows:

Proposal 1 – Election of Class II Directors:

Director	For	Against or Withheld
Samuel L. Caster	22,439,155	382,933
J. Stanley Fredrick	22,459,707	362,381
Patricia A. Wier	22,802,046	20,042

Proposal 2 – Ratification of Independent Auditors:

The appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2004 was ratified according to the following votes:
For	Against or Withheld	Abstentions
22,790,655	14,025	17,408

d.	None.

Item 5. Other Information

Effective August 3, 2004, Samuel L. Caster resigned from Mannatech’s Nominating Committee as a non-voting member and Patricia A. Wier was appointed as an additional voting member of Mannatech’s Nominating Committee. Other members of Mannatech’s Nominating Committee include Alan Kennedy, Gerald Gilbert, and non-voting member, J. Stanley Fredrick.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K

3.1	Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2	Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1*	Second Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated June 7, 2004.

10.2*	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Limited, dated March 3, 2004.

10.3*	First Amendment to the Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated March 3, 2004.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herewith.

(b) Reports on Form 8-K.

Mannatech filed a Form 8-K on May 11, 2004 announcing its financial and operating results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNATECH, INCORPORATED

August 9, 2004	/S/ SAMUEL L. CASTER
Samuel L. Caster
Chief Executive Officer and Chairman of the Board
(principal executive officer)

August 9, 2004	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher
Senior Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2	Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1*	Second Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated June 7, 2004.

10.2*	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Limited, dated March 3, 2004.

10.3*	First Amendment to the Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated March 3, 2004.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herewith.