Form 10-Q
period 2004-09-30
MANNATECH INC
filed 2004-11-09
CIK 1056358

2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

As of November 1, 2004, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share was 26,477,955.

Mannatech, Incorporated

Since its initial public offering, Mannatech’s common stock has traded on the NASDAQ National Market under the symbol “MTEX.” Corporate filings can be viewed on Mannatech’s corporate website at www.mannatech.com or by contacting Mannatech’s investor relations department at ir@mannatech.com or calling 972-471-6512.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	December 31, 2003	September 30, 2004
ASSETS
Cash and cash equivalents	$28,291	$28,598
Restricted cash	2,140	392
Accounts receivable	134	709
Current portion of notes receivable from shareholders	55	—
Inventories	7,861	12,857
Prepaid expenses and other current assets	2,084	3,678
Deferred tax assets	2,363	3,958

Total current assets	42,928	50,192
Property and equipment, net	5,514	8,360
Long-term investments	9,994	17,088
Notes receivable from shareholders, excluding current portion	150	157
Deferred tax assets	631	632
Restricted cash	—	959
Other assets	806	1,388

Total assets	$60,023	$78,776

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current portion of capital leases and notes payable	$16	$9
Accounts payable	2,687	1,684
Accrued expenses	19,940	27,942
Deferred revenue	3,142	3,498
Current portion of accrued severance related to former executives	953	420

Total current liabilities	26,738	33,553

Capital leases and notes payable, excluding current portion	32	26
Accrued severance related to former executives, excluding current portion	359	67
Long-term liabilities	106	1,083
Deferred tax liabilities	—	15

Total liabilities	27,235	34,744

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 26,227,171 shares issued and 26,183,422 outstanding in 2003 and 26,489,170 shares issued and 26,414,855 outstanding in 2004	3	3
Additional paid-in capital	24,175	25,704
Retained earnings	9,271	19,516
Accumulated other comprehensive loss	(422)	(629)

	33,027	44,594
Less treasury stock, at cost, 43,749 shares in 2003 and 74,315 in 2004	(239)	(562)

Total shareholders’ equity	32,788	44,032

Total liabilities and shareholders’ equity	$60,023	$78,776

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net sales	$49,738	$77,577	$136,727	$210,282
Cost of sales	8,187	11,931	22,282	31,871
Commissions and incentives	20,981	34,702	56,912	94,707

	29,168	46,633	79,194	126,578

Gross profit	20,570	30,944	57,533	83,704

Operating expenses:
Selling and administrative expenses	10,131	12,279	29,228	36,110
Other operating costs	6,096	9,588	18,982	24,915
Severance expenses	425	—	1,841	—

Total operating expenses	16,652	21,867	50,051	61,025

Income from operations	3,918	9,077	7,482	22,679

Interest income	81	136	214	430
Interest expense	(17)	0	(21)	(16)
Other income (expense), net	223	(191)	232	(1,038)

Income before income taxes	4,205	9,022	7,907	22,055

Income taxes	(1,323)	(2,193)	(2,435)	(6,547)

Net income	$2,882	$6,829	$5,472	$15,508

Earnings per common share:
Basic	$0.11	$0.26	$0.22	$0.59

Diluted	$0.11	$0.25	$0.21	$0.57

Weighted-average common shares outstanding:
Basic	25,655	26,393	25,325	26,324

Diluted	26,213	27,460	26,000	27,407

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2003	2004
Cash flows from operating activities:
Net income	$5,472	$15,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,462	1,955
Loss on disposal of assets	22	171
Accounting charge related to stock options and warrants granted	1,163	42
Tax benefit of exercising stock options	919	718
Deferred income taxes	71	(1,581)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(27)	(585)
(Increase) decrease in inventories	307	(5,025)
(Increase) in prepaid expenses and other current assets	(1,327)	(1,594)
(Increase) in other assets	(1,484)	(602)
Decrease in accounts payable	(80)	(995)
Increase (decrease) in accrued expenses	(505)	9,058
Increase in deferred revenue	2,884	356
Increase (decrease) in accrued severance to former executives	592	(825)

Net cash provided by operating activities	10,469	16,601

Cash flows from investing activities:
Acquisition of property and equipment	(774)	(5,002)
Purchases of investments	(12,001)	(7,094)
Repayments by shareholders/related parties	188	48
(Increase) decrease in restricted cash	(2,134)	793

Net cash used in investing activities	(14,721)	(11,255)

Cash flows from financing activities:
Payment of cash dividend	—	(5,263)
Proceeds from stock options exercised	1,495	446
Repayment of capital lease obligation	(5)	(13)
Repayment of note payable	(129)	—

Net cash provided by financing activities	1,361	(4,830)

Effect of exchange rate changes on cash and cash equivalents	303	(208)

Net increase (decrease) in cash and cash equivalents	(2,588)	308
Cash and cash equivalents:
Beginning of the period	17,693	28,290

End of the period	$15,105	$28,598

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations related to operating leases	$250	$—
Treasury shares tendered to exercise stock options	$100	$323

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the state of Texas on November 4, 1993 and is located in Coppell, Texas. The Company develops and sells high-quality, proprietary nutritional supplements, topical products, and weight-management products primarily through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, and the Republic of Korea herein referred to as (“South Korea”). The Company opened operations in South Korea in September 2004 and plans to open operations in Taiwan in the first half of 2005. Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the purpose of personal consumption and/or sale to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices. Only associates are eligible to earn commissions and incentives on their downline growth and sales volume. The Company has twelve wholly-owned subsidiaries, although only the following subsidiaries are currently active:

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began
Mannatech Australia Pty Limited	April 1998	St. Leonards, Australia	October 1998
Mannatech Ltd.	November 1998	Oxfordshire, U.K.	November 1999
Mannatech Japan, Inc.	January 2000	Tokyo, Japan	September 2000
Mannatech Korea Limited	February 2004	Seoul, Republic of Korea	September 2004
Mannatech Taiwan Corporation	June 2004	Coppell, Texas	First half of 2005*

*	estimated date its branch will begin sales operations in Taiwan.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles from interim financial information, the instructions for Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the Company’s consolidated financial information as of, and for, the period presented. The consolidated results of operations for an interim period are not necessarily indicative of the consolidated results of operations to be expected for the entire fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 14, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain balances from prior years’ have been reclassified to conform to the Company’s 2004 consolidated financial statement presentation.

Revenue Recognition

The Company’s revenues are primarily derived from sales of its products, sales of its starter and renewal packs, and shipping fees. Substantially all product sales are sold to associates at published wholesale prices and to members at discounted published retail prices. The Company records a reserve for expected sales refunds based on its historical experience. The Company defers certain revenues and amortizes it over twelve months. Total deferred revenue at December 31, 2003 and September 30, 2004 was $3.1 million and $3.5 million, respectively. Total deferred revenue consisted of revenue received from customer product sales, which were shipped to customers but not received, revenue related to a one-year magazine subscription, and revenue from its pack sales when the pack sale price exceeds the estimated wholesale value of all individual components within the pack. At December 31, 2003 and September 30, 2004, total deferred revenue related to undelivered shipments was approximately $2.7 million and $2.8 million, respectively. At December 31, 2003 and September 30, 2004, deferred revenue related to magazine subscription and revenue exceeding the total average wholesale value was $0.4 million and $0.7 million, respectively.

Shipping and Handling Costs

The Company records freight and shipping revenue collected from associates and members as revenue. The Company records shipping and handling costs associated with shipping products to its associates and members as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $2.5 million for the three months ended September 30, 2003 and approximately $3.3 million for the three months ended September 30, 2004. For the nine months ended September 30, 2003, total shipping and handling costs included in selling and administrative expenses were approximately $6.9 million and approximately $9.6 million for the nine months ended September 30, 2004.

Accounting for Stock-Based Compensation

The Company has three stock-based compensation plans. The Company generally grants stock options to its employees and board members at the fair market value of the stock on the date of grant. The stock options vest over three years and are exercisable for ten years. Stock options granted to shareholders who own five percent or more of the Company’s outstanding common stock are granted at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and have a term no greater than five years.

For stock-based compensation issued to nonemployees, the Company is required to follow Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and its related interpretations. Under SFAS 123, stock-based compensation to nonemployees is measured and recognized at the fair value on the date of grant.

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

	For the three-months ended September 30,		For the nine-months ended September 30,
	2003	2004	2003	2004
	(in thousands, except per share amounts)
Consolidated net income, as reported	$2,882	$6,829	$5,472	$15,508
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	5	36	715	59
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effect	(140)	(133)	(776)	(399)

Pro forma net income	$2,747	$6,732	$5,411	$15,168

Basic Earnings Per Share:
As reported	$0.11	$0.26	$0.22	$0.59

Pro forma	$0.11	$0.26	$0.22	$0.58

Diluted Earnings Per Share:
As reported	$0.11	$0.25	$0.21	$0.57

Pro forma	$0.10	$0.25	$0.21	$0.55

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

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended September 30, 2003 and 2004. At September 30, 2003, 714,100 common stock options and 100,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. At September 30, 2004, none of the common stock options or warrants were excluded from the diluted EPS calculation. The amounts are rounded to the nearest thousand, except for per share amounts.

	For the three months ended September 30, 2003			For the three months ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$2,882	25,655	$0.11	$6,829	26,393	$0.26
Effect of dilutive securities:
Stock options	—	522	—	—	970	(0.01)
Warrants	—	36	—	—	97	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,882	26,213	$0.11	$6,829	27,460	$0.25

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the nine months ended September 30, 2003 and 2004. At September 30, 2003, 714,100 common stock options and 100,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. At September 30, 2004, none of the common stock options or warrants were excluded from the diluted EPS calculation. The amounts are rounded to the nearest thousand, except for per share amounts.

	For the nine months ended September 30, 2003			For the nine months ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$5,472	25,325	$0.22	$15,508	26,324	$0.59
Effect of dilutive securities:
Stock options	—	634	(0.01)	—	987	(0.02)
Warrants	—	41	—	—	96	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$5,472	26,000	$0.21	$15,508	27,407	$0.57

NOTE 2 TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

MannaRelief

The Company’s Chairman and Chief Executive Officer, Samuel L. Caster, founded MannaRelief in 1999 and serves as its Chairman. Under the Internal Revenue Code, MannaRelief is a 501(c)(3) charitable organization that provides glyconutritional products to under-privileged children. Donald Herndon, who serves as the Company’s Vice President of Field Services, also serves on MannaRelief’s Board. Mr. Herndon is the brother-in-law to Mr. Caster and is also the brother-in-law to Terry L. Persinger, who serves as the Company’s President, Chief Operating Officer and is a member of the Company’s Board of Directors.

During 2003 and 2004, the Company made cash contributions to MannaRelief, sold products to MannaRelief at cost plus shipping and handling charges, and shipped the purchased products to MannaRelief’s chosen recipients. In addition certain Company employees and consultants periodically work on various fund raising projects and events for MannaRelief at no cost to MannaRelief. For both the three months ended September 30, 2003 and 2004, the Company sold products to MannaRelief at cost plus shipping and handling of approximately $0.1 million and $0.2 million, respectively and made annual cash contributions of approximately $0.1 million for both 2003 and 2004. For the first nine months of 2003 and 2004, the Company sold products to MannaRelief at cost plus shipping and handling of approximately $0.3 million and $0.6 million, respectively and made annual cash contributions of approximately $0.2 million for both 2003 and 2004.

Clinical Study with St. George’s Hospital

In September 2004, the Company signed a cancelable three-year research agreement with St. Georges Hospital & Medical School, the employer of Dr. John Axford, who is a member of the Company’s Board of Directors. Pursuant to the research agreement, the Company agreed to provide approximately $0.7 million over three years to fund the research costs related to a clinical study. St. George’s Hospital & Medical School is located in London, England where Dr. Axford is the Lead Investigator in the clinical study funded by the Company. This is the Company’s second clinical study funded with St. George’s Hospital & Medical School. As of September 30, 2004, the Company paid St. George’s Hospital $0.2 million toward this clinical study.

NOTE 3 INVESTMENTS

The Company classifies its investments as available-for-sale. At September 30, 2004, the Company’s investments consisted of the following:

	Amortized cost	Gross unrealized loss	Fair Value
	(in thousands)
Long-term:
Federal Home Loan Bank	$4,000	$(37)	$3,963
Guaranteed student loan securities	12,125	—	12,125
State regulated utility company obligation	1,000	—	1,000

Total investments	$17,125	$(37)	$17,088

The Company’s fair value of investments by contractual maturity at December 31, 2003 and September 30, 2004, are as follows:

	December 31, 2003	September 30, 2004
	(in thousands)
Due in one year or less and restricted for use	$2,140	$—
Due in one year or less	—	—
Due between one and three years	3,994	3,963
Due after three years	6,000	13,125

	$12,134	$17,088

NOTE 4 INVENTORIES

At December 31, 2003 and September 30, 2004, inventories consisted of the following:

	December 31, 2003	September 30, 2004
	(in thousands)
Raw materials	$1,517	$1,646
Finished goods, less inventory reserves for obsolescence of $246 in 2003 and in 2004, respectively	6,344	11,211

	$7,861	$12,857

NOTE 5 COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(in thousands)
Net income	$2,882	$6,829	$5,472	$15,508
Foreign currency translation adjustment	322	(145)	317	(187)
Unrealized loss (gain) from investments classified as available- for-sale, net of related tax effect of $11 for 2004	8	14	8	(20)

Comprehensive income	$3,212	$6,698	$5,797	$15,301

NOTE 6 COMMITMENTS AND CONTINGENCIES

Royalty Agreement. On August 7, 2003, the Company entered into a royalty agreement with Dr. Bill H. McAnalley, its Chief Science Officer. While Dr. McAnalley is employed by the Company, the Company has agreed to pay him the greater of an annual executive bonus or his annual royalty. Pursuant to the royalty agreement, if Dr. McAnalley’s employment with the Company ceases, the Company is required to pay Dr. McAnalley or his heirs, royalties for ten years based on the Company’s annual global sales of its products in excess of $105.4 million for each of the ten years. As of September 30, 2004, the Company accrued approximately $0.6 million related to future payments due to Dr. McAnalley for this royalty agreement.

Non-Compete and Confidentiality Agreement. In July 2002, the Company entered into a Non-Compete and Confidentiality Agreement with Dr. H. Reginald McDaniel, a former medical director, who resigned from the Company in June 2002. Under the terms of the Non-Compete and Confidentiality Agreement, the Company agreed to pay Dr. McDaniel $25,000 a month for one year, as consideration for his continued compliance with the non-compete clause of this agreement. The Company has amended the Non-Compete and Confidentiality Agreement and agreed to extend the agreement to pay Dr. McDaniel $25,000 a month through January 2005.

Consulting and Lockup Agreement. In October 2001, the Company entered into a two-year Consulting and Lockup Agreement with Mr. J. Stanley Fredrick. Mr. Fredrick serves as the Company’s Lead Director on its Board of Directors. This Agreement was modified in June 2003 to eliminate the consulting arrangement; however Mr. Fredrick remains prohibited from selling any of his shares of the Company’s common stock while this agreement remains in effect, unless he obtains prior approval from the Company’s Board of Directors. In June 2004, the Company’s Board of Directors granted Mr. Fredrick permission to sell up to 350,000 shares of his Company’s common stock. As of November 1, 2004, Mr. Fredrick had sold 232,073 shares of his Company common stock and holds 3,267,927 shares of the Company’s common stock.

Repurchase Plan. On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase up to 1.3 million shares of the Company’s outstanding common stock. The Company has not formalized or adopted any Stock Repurchase Plan and currently has no present plans to initiate any repurchase activity in the near future. As of November 1, 2004, the Company had not repurchased any of its common stock in the open market or through any private sales.

Operating Leases. In the second quarter of 2004, the Company signed new building leases with lessors in the United Kingdom, Japan, South Korea, and Taiwan, and moved its operations in the United Kingdom and Japan into new facilities in September 2004 and October 2004, respectively. In addition, the Company opened operations in South Korea in September 2004 and plans to open operations in Taiwan in the first half of 2005. The new building leases expire on various dates from August 2006 through November 2009. Future minimum rental commitments related to these four building leases are approximately $0.2 million for the remainder of 2004, $1.2 million in 2005, $1.2 million in 2006, $0.5 million in 2007, $0.2 million in 2008, and $0.1 million in 2009.

Purchase Commitment. In August 2004, the Company entered into a three year purchase agreement with a supplier to purchase certain raw materials. Under this agreement, the Company is required to purchase $3.9 million in 2005 and $3.5 million in both 2006 and 2007. As of September 30, 2004, the Company had paid a deposit of $0.2 million related to its 2005 purchase requirement.

NOTE 7 RECENT ACCOUNTING PRONOUNCEMENTS

FIN 46R. In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No.46 (“FIN 46R”), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51,” which replaced the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interest. These interests are derived from certain guarantees, leases, loans, or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The adoption of FIN 46R as of March 31, 2004 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

NOTE 8 LITIGATION

On June 11, 2004, the Australian Therapeutic Goods Administration notified the Company of a complaint that an Australian associate had made therapeutic claims to promote the Company’s products. In response to this complaint, the Company conducted an investigation and terminated this associates’ account. In November 2004, the Australian Therapeutic Goods Administration indicated its agreement to the action proposed by the Company, including the Company’s plans for ongoing education and compliance training for its associates over the next three years. However, the Australian Therapeutic Goods Administration will continue to monitor the Company’s activities.

On January 1, 2004, the Canadian Natural Health Product Regulations came into force, which applies to all Natural Health Products sold in Canada. The Natural Health Product Regulations require companies selling Natural Health Products in Canada to obtain a product license prior to sale. Regulatory compliance action in connection with products on the market prior to January 1, 2004 is subject to the priority classification of the product ingredients. As a result, companies selling products containing priority one ingredients were required to submit an application for a product license by June 30, 2004 and companies selling products containing priority two ingredients are required to submit an application for a product license by December 31, 2004. The Company did not file a license application for its products containing priority one ingredients by June 30, 2004 and accordingly must await receipt of its product license for these products before resuming sale of these products in Canada. As of November 1, 2004, the Company had submitted product license applications for all of its products containing priority one ingredients and expects to have license applications submitted for all of its products containing priority two ingredients prior to December 31, 2004. In the meantime, the Company products remain available for personal consumption by Canadian consumers in accordance with Health Canada’s Importation of Human Use Drugs for Personal Use Enforcement Directive. In addition, the Company is also reformulating certain of its products in order to prospectively comply with these new regulations in Canada and has recorded an inventory reserve of $0.1 million as of September 30, 2004 related to any products, which it may not be able to sell in the future. The Company believes this will not have a significant impact on its overall consolidated sales or operations and does not expect it to significantly restrict its ability to continue its operations in Canada.

Note 9 SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single associate has ever accounted for more than 10% of the Company’s total sales.

The Company aggregates its operating segments because it operates as a single reportable segment as a seller of nutritional supplements, optimal health products, and weight-management products through its network-marketing distribution channels operating in seven different countries. In each country, the Company markets its products and pays commissions and incentives in similar environments. The Company’s management reviews all of its financial information by country and concentrates its internal reporting and analysis of revenues on pack sales and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells primarily the same products and possesses similar economic characteristics such as similar gross margins. The Company’s Canadian operation is serviced through its United States corporate facility and its products are shipped through a third party distribution facility located in Canada. The Company’s New Zealand operation is serviced through its Australian operations and its products are shipped through a third party distribution facility located in Australia. Net sales by country and net sales information, for the three and nine months ended September 30, 2003 and 2004, respectively are in millions and are as follows:

	Three months ended September 30,
	United States	Canada	Australia	United Kingdom	Japan	New Zealand	South Korea	Total
2004	$51.3	$5.6	$8.0	$2.6	$6.5	$3.4	$0.2	$77.6
	66.1%	7.2%	10.3%	3.3%	8.4%	4.4%	0.3%	100.0%
2003	$33.4	$4.1	$4.2	$1.3	$4.9	$1.8	—	$49.7
	67.2%	8.2%	8.5%	2.6%	9.9%	3.6%	—	100.0%

	Nine months ended September 30,
	United States	Canada	Australia	United Kingdom	Japan	New Zealand	South Korea	Total
2004	$137.6	$16.1	$21.8	$8.0	$17.4	$9.1	$0.2	$210.2
	65.4%	7.7%	10.4%	3.8%	8.3%	4.3%	0.1%	100.0%
2003	$93.0	$12.2	$10.2	$2.9	$13.5	$4.9	—	$136.7
	68.0%	8.9%	7.5%	2.1%	9.9%	3.6%	—	100.0%

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Consolidated product sales	$36.7	$53.3	$101.8	$148.1
Consolidated pack sales	10.6	19.6	28.9	52.6
Consolidated other, including freight	2.4	4.7	6.0	9.5

Total net sales	$49.7	$77.6	$136.7	$210.2

The Company’s Canada and New Zealand operations operate through offices in the United States and Australia, respectively. Long-lived assets by country include property, plant and equipment and are as follows:

Country	December 31, 2003	September 30, 2004
	(in millions)
Australia	$0.3	$0.3
Japan	0.5	0.4
South Korea	0.0	0.6
United Kingdom	0.1	0.2
United States	4.6	6.9

	$5.5	$8.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s consolidated financial position and its results of operations for the three months and nine months ended September 30, 2004 as compared to the same periods in 2003. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of its subsidiaries on a consolidated basis and are rounded to the nearest million.

Company Overview

For over a decade, Mannatech has developed innovative, high-quality, proprietary nutritional supplements, topical products, and weight-management products that are primarily sold through a global network-marketing system. Currently Mannatech operates in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, and South Korea. Mannatech plans to open operations in Taiwan in the first half of 2005.

Mannatech operates as a single segment and primarily sells its products to a network of approximately 342,000 associates and members who have purchased Mannatech’s packs and products within the last 12 months. Mannatech aggregates its operating segments because it believes it operates as a single reportable segment selling its nutritional supplements and optimal health products in similar distribution channels in each of its operations. Mannatech’s management reviews all of its financial revenue information in each country by pack sales and by product sales. Each of Mannatech’s operations sells primarily the same products and possesses similar economic characteristics, such as similar gross margins.

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

For the three months ended September 30, 2004, consolidated net sales increased by 56.1% as compared to the same period in 2003. For the nine months ended September 30, 2004, consolidated net sales increased by 53.8% as compared to the same period in 2003. Mannatech believes that its future success in increasing net sales is dependent on the following factors:

•	continuing to follow its product development strategy, which includes enhancing its existing proprietary products and introducing new products;

•	continuing its planned international expansion; and

•	attracting new associates and retaining continuing associates to purchase its products by introducing new incentives and products and refining its existing commissions and incentives plan.

In 2004, Mannatech continued to focus on registering its Ambrotose AO® product in its existing foreign markets and registering its most popular products in South Korea and Taiwan. Mannatech has delayed the introduction of its unique water-filtration device pending further research.

Commissions and incentives include commissions on sales and paying incentives, including offering an annual travel incentive. Commissions are dependent on the commissionable sales mix and range between 40% and 46% of Mannatech’s net sales and Incentives range between 2% and 3% of Mannatech’s net sales. Commissions and incentives are earned by Mannatech’s independent associates in accordance with Mannatech’s global associate career and compensation plan and are based on commissionable net sales, which consist of sales of finished products and packs.

Periodically, Mannatech offers travel incentives and contests, which are designed to stimulate both pack and product sales. In March 2004, Mannatech announced its 2004 travel incentive, which is a five-day cruise for two in the Caribbean in November 2004. Independent associates who achieved certain sales levels from February 28, 2004 through July 16, 2004 qualified for this 2004 travel incentive. Approximately 1,165 associates qualified for the 2004 travel incentive at an estimated cost to Mannatech of $3.1 million.

Mannatech’s global associate career and compensation plan allows new and existing independent associates to build their individual global networks by expanding their existing downlines into newly-opened international markets rather than requiring them to establish new downlines to qualify for commissions and incentives within each newly-opened country.

Net income increased by 137.0% to $6.8 million for the three months ended September 30, 2004 and by 183.4% to $15.5 million for the first nine months of 2004 as compared to the same periods in 2003. Mannatech’s diluted earnings per share for the three months ended September 30, 2004 increased by 127.3% to $0.25 per diluted share as compared to $0.11 per diluted share for the comparable period in 2003. For the nine months ended September 30, 2004, diluted earnings per share increased by 171.4% to $0.57 per diluted share as compared to $0.21 per diluted share for the comparable period in 2003. Mannatech believes the strong increase in its net income and diluted earnings per share was the result of continuing to increase net sales in all countries related to the increase in independent associates and its ability to contain operating expenses.

Outlook

Mannatech believes the remainder of 2004 should continue to be strong and expects its commissions and incentives as a percentage of net sales to remain in the 42% to 46% range for the remainder of 2004 based on its expected increase in net sales. In the fourth quarter of 2004, Mannatech expects to capitalize an additional $1.2 million to $1.5 million in payroll and consulting fees related to its planned internally-developed capital software projects.

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech reviews its policies related to the portrayal of its consolidated financial condition and consolidated results of operations that require the application of significant judgment by Mannatech’s management. Mannatech also analyzes the need for certain estimates, including the need for such items as inventory reserves, impairment of long-lived assets, capitalization of software development, tax valuation allowances, revenue recognition, sales returns, accounting for stock options and warrants, contingencies and litigation. Mannatech bases any estimates needed on its historical experience, industry standards, and various other assumptions that may be reasonable under the circumstances. Mannatech cautions its readers that actual results could differ from its estimates under different assumptions or conditions. If circumstances change relating to the various assumptions or conditions used in such estimates Mannatech could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations.

Mannatech’s has identified the following critical accounting policies at September 30, 2004:

Inventory Reserves

Mannatech reviews its inventory carrying value and compares it to the fair market value and any inventory value in excess of its estimated fair market value is written down. In addition, Mannatech reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Mannatech’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. In the future, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. Mannatech’s inventory value at September 30, 2004 was $12.9 million, which includes an inventory reserve of approximately $0.2 million.

Asset Impairment

Mannatech reviews the book value of its property and equipment for impairment whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may not be recoverable. Mannatech’s impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated carrying value. Mannatech believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), Mannatech would have to recognize an impairment loss to the extent the net book value of its property and equipment exceeds its fair value. At September 30, 2004, the net book value of Mannatech’s property and equipment was $8.4 million.

Software Capitalization

During 2004, Mannatech began the development of several information technology projects that are expected to increase functionality, improve the efficiency and effectiveness of its operations and internal controls, and expand its reporting capabilities. Internally-developed software projects include the establishment of a comprehensive Japanese E-Commerce system, translation and application development of its Korean computer application software, and development of its global re-architecture project. In September 2004, Mannatech substantially completed the development of the South Korea computer application project and the Japanese E-Commerce system totaling $0.8 million, of which $0.7 million related to capitalized payroll and contractors’ fees.

In the third quarter of 2004, Mannatech also capitalized approximately $1.3 million in payroll, contractors and consulting fees related to its global re-architecture project. The global re-architecture project consists of a phase 1 and phase 2. Phase 1 includes design and implementation of a multi-faceted financial system that is estimated to be put into production in January 2005. Phase 2 includes the design and implementation of its sales and customer support and data management system and is estimated to be put into production in January 2006. Phase 1 is estimated to cost between $3.2 million and $3.7 million, of which $2.7 to $3.3 million will be capitalized payroll, contractors, and consulting fees. Phase 2 is estimated to cost between $8.0 million and $10.0 million, of which $5.0 million to $7.0 million will be capitalized payroll, contractors, and consulting fees.

Mannatech amortizes capitalized payroll, contractors and consulting fees related to internally developed software over the estimated useful life of the software application, which is three or five years. If accounting standards change or if the capitalized software becomes obsolete, Mannatech may be required to write-off its capitalized software or accelerate its amortization period. As of September 30, 2004, Mannatech’s net book value of approximately $1.9 million related to all of its capitalized payroll, contractors, and consultants costs for its internally-developed software projects.

Tax Valuation Allowances

Mannatech evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. If Mannatech is unable to realize the expected future benefits of its deferred tax assets, it would be required to provide an additional valuation allowance. As of September 30, 2004, Mannatech recorded net deferred tax assets of $4.7 million, which includes a valuation allowance of approximately $0.1 million related to its net operating loss for its South Korean operations, which is expected to be carried forward.

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

FASB has recently indicated that it expects to issue a change in the recognition and measurement principles for equity-based compensation granted to employees and board members. Under the proposed rules, all companies, including Mannatech, would be required to recognize compensation expense related to stock options and warrants granted to employees and board members after December 15, 2004. The compensation expense would be calculated based on the number of options expected to vest and would be recognized over the stock options’ vesting period, which could have a material effect on Mannatech’s future consolidated results of operations. On July 20, 2004, the United States House of Representatives approved a proposed bill to prevent FASB from issuing its proposed guidance on expensing stock options and to block the mandatory expensing of stock options by corporations until the United States Secretary of Commerce and the United States Secretary of Labor complete a one-year joint study on the economic impact of the FASB proposal. After the joint study is completed, corporations would only be required to expense stock options granted to their five highest-paid executives rather than having to expense stock options granted to all employees. However, the bill would allow, but not require, corporations to expense stock options that are granted to other employees under existing accounting guidance. If the bill is passed into law, the United States Securities and Exchange Commission will be able to regard these accounting principles as “generally accepted.” The bill is currently in the United States Senate. In March 2004, FASB issued an exposure draft “Share-Based Payment—an amendment of SFAS 123 and SFAS 95 and expects to finalize it by the end of 2004, which is effective for June 15, 2004.

Results of Operations

The following table summarizes Mannatech’s consolidated operating results as a percentage of net sales for each of the three and nine months ended September 30, 2003 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	16.4	15.4	16.3	15.2
Commissions and incentives	42.2	44.7	41.6	45.0

Gross profit	41.4	39.9	42.1	39.8
Operating expenses:
Selling and administrative expenses	20.4	15.8	21.4	17.2
Other operating costs	12.3	12.4	13.9	11.8
Severance expenses	0.8	0.0	1.3	0.0

Income from operations	7.9	11.7	5.5	10.8
Interest income	0.2	0.2	0.2	0.2
Interest expense	0.0	0.0	0.0	0.0
Other income (expense), net	0.4	(0.3)	0.1	(0.5)

Income before income taxes	8.5	11.6	5.8	10.5
Income taxes	(2.7)	(2.8)	(1.8)	(3.1)

Net income	5.8%	8.8%	4.0%	7.4%

2004 Compared to 2003

Net Sales

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

(in millions)

	Three months ended September 30,
	United States	Canada	Australia	United Kingdom	Japan	New Zealand	South Korea	Total
2004	$51.3	$5.6	$8.0	$2.6	$6.5	$3.4	$0.2	$77.6
	66.1%	7.2%	10.3%	3.3%	8.4%	4.4%	0.3%	100.0%
2003	$33.4	$4.1	$4.2	$1.3	$4.9	$1.8	—	$49.7
	67.2%	8.2%	8.5%	2.6%	9.9%	3.6%	—	100.0%

	Nine months ended September 30,
	United States	Canada	Australia	United Kingdom	Japan	New Zealand	South Korea	Total
2004	$137.6	$16.1	$21.8	$8.0	$17.4	$9.1	$0.2	$210.2
	65.4%	7.7%	10.4%	3.8%	8.3%	4.3%	0.1%	100.0%
2003	$93.0	$12.2	$10.2	$2.9	$13.5	$4.9	—	$136.7
	68.0%	8.9%	7.5%	2.1%	9.9%	3.6%	—	100.0%

Recap of Consolidated Net Sales

(in millions)

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2003	2004	2004 over 2003	2003	2004	2004 over 2003
	(in millions)			(in millions)
Consolidated product sales	$36.7	$53.3	45.2%	$101.8	$148.1	45.5%
Consolidated pack sales	10.6	19.6	84.9%	28.9	52.6	82.0%
Consolidated other, including freight	2.4	4.7	95.8%	6.0	9.5	58.3%

Total net sales	$49.7	$77.6	56.1%	$136.7	$210.2	53.8%

Mannatech’s net sales increased in all countries for the three and nine months ended September 30, 2004 as compared to the same period in 2003. For the three months ended September 30, 2004, net sales increased $27.9 million, or 56.1%, to $77.6 million as compared to the same period in 2003. For the first nine months of 2004, net sales increased $73.5 million, or 53.8%, to $210.2 million as compared to the same period in 2003.

Product Sales

Mannatech’s product sales have increased in 2004 in all countries. The increase is primarily the result of an increase in the number of associates and members purchasing Mannatech products and an increase in sales volume. Mannatech is continuing to look at ways to improve its existing products and is exploring new products to bring to market. At its corporate-sponsored event held in Portland, Oregon in September 2004, Mannatech introduced its reformulated Phyto•Bears® product and renamed it Manna•Bears.™ Mannatech has delayed its plans to introduce a unique water-filtration device pending further research.

For the three months ended September 30, 2004, existing product sales increased by approximately $16.6 million, or 45.2%, to $53.3 million as compared to the same period in 2003. For the first nine months of 2004, existing product sales increased by $46.3 million, or 45.5%, to $148.1 million as compared to the same period in 2003. The increase in Mannatech’s existing product sales related to a continued increase in the number of new and existing associates and members purchasing Mannatech products and an increase in sales volume.

Pack Sales

For the three months ended September 30, 2004, Mannatech had approximately 46,000 new independent associates and members purchasing packs as compared to 34,000 new independent associates and members purchasing packs for the same period in 2003. For the twelve months ended September 30, 2004, the number of new and continuing independent associates and members who purchased packs increased by approximately 99,000, or 40.7%, to approximately 342,000 at September 30, 2004 as compared to approximately 243,000 at September 30, 2003. The number of new and continuing independent associates and members who purchased Mannatech’s products during the preceding 12 months, by quarter, were as follows:

	For the twelve months ended
Associates & Members	September 30, 2003		December 31, 2003		March 31, 2004		June 30, 2004		September 30, 2004
New	125,000	51.4%	134,000	50.8%	141,000	49.1%	150,000	47.8%	162,000	47.3%
Continuing	118,000	48.6%	130,000	49.2%	146,000	50.9%	164,000	52.2%	180,000	52.7%

Total	243,000	100.0%	264,000	100.0%	287,000	100.0%	314,000	100.0%	342,000	100.0%

For the three months ended September 30, 2004, pack sales increased by $9.0 million, or 84.9%, to $19.6 million, as compared to the same period in 2003. For the first nine months of 2004, pack sales increased by $23.7 million, or 82.0%, to $52.6 million as compared to the first nine months of 2003. Mannatech believes this continued increase relates to the increase in the number of new associates and the increase in the number of continuing associates who purchase products and who continue to purchase pack upgrades and annual renewal packs from Mannatech.

New associates and members purchasing packs accounted for 74.3% of the total increase in overall pack sales for the three months ended September 30, 2004 and accounted for 70.2% of the total increase in overall pack sales for the first nine months of 2004. For the three months ended September 30, 2004, pack sales to new associates and members increased by $6.8 million, or 91.8%, to $14.1 million as compared to the same period in 2003. For the first nine months of 2004, pack sales to new associates and members increased by $16.6 million, or 82.0%, to $37.0 million as compared to the same period in 2003. Mannatech continues to believe the overall increase in the number of packs sold to new associates and members and packs sold to continuing associates over the past few years correlates to the changes made in Mannatech’s revamped global associate career and compensation plan; introducing new associate incentives, including an annual travel incentive; introducing new products; and implementing several key management changes in 2003.

Other Sales

Other sales, which primarily relates to freight, increased by $2.3 million to $4.7 million for the three months ended September 30, 2004. This increase related to the increase in pack and product sales and to the increase in freight revenue collected from associates and members for the three months ended September 30, 2004 as compared to the same period in 2003. Other sales increased by $3.5 million to $9.5 million for the first nine months of 2004 as compared to the same period in 2003, which also related to the increase in pack and product sales for the first nine months of 2004, as compared to the same period in 2003.

Cost of Sales

Cost of sales consists of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s independent associates, costs of freight-in, and provisions for slow moving or obsolete inventories. Mannatech’s inventory turnover ratio decreased to 4.1 for the first nine months of 2004 as compared to 4.8 for the same period in 2003. The decrease in the inventory turnover rates was due to the increase in inventory related to expected net sales growth, beginning operations in South Korea, as well as an increase in inventory levels related to registering Mannatech’s Ambrotose AO® product in its foreign locations in 2004. Mannatech’s sales mix of products and packs affects its cost of sales and gross profit differently because the gross margins for its products vary and because the average gross margin of its products sold is higher than the average gross margin of its packs sold. Mannatech’s sales mix can be influenced by the following:

•	changes in Mannatech’s commission and incentive programs;

•	changes in Mannatech’s sales prices;

•	changes in consumer demand;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and developments;

•	introduction of new products; and

•	discontinuation of existing products.

For the three months ended September 30, 2004, cost of sales increased by $3.7 million, or 45.7%, to $11.9 million as compared to the same period in 2003. The increase was due to an increase in the volume of packs and products sold. Cost of sales as a percentage of net sales decreased to 15.4% for the three months ended September 30, 2004 as compared to 16.4% for the same period in 2003. This decrease as a percentage of net sales was the result of a change in product mix sold, which favorably impacted Mannatech’s gross profit.

For the first nine months of 2004, cost of sales increased by $9.6 million, or 43.0%, to $31.9 million as compared to the same period in 2003. The increase was due to an increase in the volume of packs and products sold during 2004 as compared to the same period in 2003. Cost of sales as a percentage of net sales decreased from 16.3% for the first nine months of 2003 to 15.2% for the same period in 2004. This decrease as a percentage of net sales was the result of a change in product mix sold and cost efficiencies gained from certain manufacturers in 2004, which favorably impacted Mannatech’s gross profit.

For the first nine months of 2004, Mannatech wrote off $1.0 million in inventory and increased its provision for inventory write-offs by $0.1 million, which related to product and promotional materials in Canada that may have to be destroyed related to Mannatech’s failure to comply with the recent changes in government regulations in Canada. See Item 1. Legal Proceedings contained in Part II herein for discussion about the Canadian regulatory matter.

Commissions and Incentives

Commissions and incentives include both commissions related to commissionable net sales and various incentives, including an annual travel incentive, which can be earned by associates. Mannatech announces its annual travel incentive at its annual corporate-sponsored event, called Mannafest, which is usually held in March of every year. For the three months ended September 30, 2004, commissions and incentives increased by $13.7 million, or 65.4%, to $34.7 million as compared to the same period in 2003. As a percentage of net sales, commissions and incentives increased for the three months ended September 30, 2004 to 44.7% as compared to 42.2% for the same period in 2003. For the first nine months of 2004 commissions and incentives increased by $37.8 million, or 66.4%, to $94.7 million as compared to the same period in 2003. As a percentage of net sales, commissions and incentives increased for the first nine months of 2004 to 45.0% as compared to 41.6% for the same period in 2003.

Commissions

All of the $13.7 million increase from commissions and incentives related to an increase in commissionable net sales for the three months ended September 30, 2004 as compared to the same period in 2003. As a percentage of net sales, commissions increased for the three months ended September 30, 2004 to 43.1% as compared to 39.6% for the same period in 2003. Mannatech attributes the increase in commissions to the change in mix of packs sold toward the higher dollar packs and the increase in the number of new and continuing associates who qualify for commissions. The shift toward the higher dollar packs is evident by the increase in the average pack sale, which increased by 23.4% to $311.83 for the three months ended September 30, 2004 as compared to $252.68 for the same period in 2003.

From the total increase in commissions and incentives of $37.8 million, commissions related to commissionable net sales increased by $36.9 million to $90.9 million for the first nine months of 2004 as compared to the same period in 2003. As a percentage of net sales, commissions increased for the first nine months of 2004 to 43.2% as compared to 39.4% for the same period in 2003. Mannatech attributes the increase in commissions to the change in mix of packs sold toward the higher dollar packs and the increase in the number of new and continuing associates who qualify for commissions. The shift toward the higher dollar packs is partially the result of an increase in the number of associates who qualified for Mannatech’s 2004 annual travel incentive as reflected in the average pack sale increasing 25.1% to $308.42 for the first nine months of 2004 as compared to $246.62 for the same period in 2003. Mannatech expects commissions as a percentage of net sales to continue to range between 44% to 46% of net sales if the number of its associates continues to increase and the shift of the pack mix sold continues to shift toward the higher dollar packs.

Incentives

For the three months ended September 30, 2004, incentives costs remained the same as compared to the same period in 2003. However, for the first nine months of 2004, incentives costs increased by $0.9 million to $3.8 million as compared to $2.9 million for the same period in 2003. As a percentage of net sales, incentives decreased to 1.8% for the first nine months of 2004 as compared the same period in 2003. The dollar increase for the first nine months of 2004 related to the approximately 415 additional associates who qualified for Mannatech’s 2004 annual travel incentive as compared to the number of associates who qualified for the 2003 travel incentive. The total cost associated with Mannatech’s 2004 annual travel incentive was $3.2 million whereas the total cost associated with the 2003 travel incentive was approximately $2.2 million.

Gross Profit

For the three months ended September 30, 2004, gross profit increased by $10.3 million, or 50.4%, to $30.9 million as compared to $20.6 million in the same period in 2003. This increase was primarily the result of a strong increase in net sales partially offset by an increase in commissions related to an increase in the number of associates earning commissions. As a percentage of net sales, gross profit decreased for the three months ended September 30, 2004 to 39.9% as compared to 41.4% for the same period in 2003. This percentage decrease was due to an increase in commissions and incentives, which related to the increase in the number of associates and the change in sales mix sold as compared to the same period in 2003.

For the first nine months of 2004, gross profit increased by $26.2 million, or 45.6%, to $83.7 million as compared to $57.5 million for the same period in 2003. This increase was primarily the result of a strong increase in net sales partially offset by an increase in commissions and incentives related to an increase in the accrual for Mannatech’s 2004 annual travel incentive and the increase in the number of associates earning commissions. As a percentage of net sales, gross profit decreased for the first nine months of 2004 to 39.8% as compared to 42.1% for the same period in 2003. This decrease was primarily due to the increase in commissions and incentives, which continue to relate to the sales mix sold and the increase in expected expenses related to the 2004 travel incentive as compared to the same period in 2003.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses and consist of compensation and benefits for employees, contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and hosting Mannatech’s corporate-sponsored events. For the three months ended September 30, 2004, selling and administrative expenses increased by $2.2 million, or 21.2%, to $12.3 million as compared to the same period in 2003. The dollar increase in selling and administrative expenses primarily consists of an increase in compensation-related costs and out-bound freight costs including third-party distribution costs associated with the increase in net sales. Selling and administrative expenses as a percentage of net sales decreased from 20.4% for the three months ended September 30, 2003 to 15.8% in the same period in 2004. The decrease in selling and administrative expenses as a percentage of net sales in 2004 was primarily due to Mannatech’s ability to control costs, while strongly increasing net sales.

For the first nine months of 2004, selling and administrative expenses increased by $6.9 million, or 23.6%, to $36.1 million as compared to the same period in 2003. The dollar increase in selling and administrative expenses primarily consists of an increase in compensation-related costs, corporate-sponsored rally expenses, and out-bound freight costs including third-party distribution costs associated with the increase in net sales. Selling and administrative expenses as a percentage of net sales decreased from 21.4% for the first nine months of 2003 to 17.2% in the same period in 2004. The decrease in selling and administrative expenses as a percentage of net sales in 2004 was primarily due to Mannatech’s ability to control costs while increasing net sales.

Compensation related costs included in selling and administrative expenses, increased for the three months ended September 30, 2004 by $0.9 million to $7.3 million as compared to the same period in 2003. In 2004, wages, contractors and related benefits expense increased by $1.4 million which resulted from an increase of globally hiring additional employees and contractors during the three months ended September 30, 2004. This increase was partially offset by capitalizing costs totaling $0.4 million in wages and contracting expenses related to internally-developed software projects. For the first nine months of 2004, compensation related costs increased by $3.0 million to $21.6 million as compared to the same period in 2003. In 2004, the increase was composed of a $3.1 million increase in wages and benefits related to globally hiring additional employees and contractors during the first nine months of 2004, which was partially offset by capitalizing costs totaling $1.1 million in wages and contractor’s expense related to internally-developed software projects. Compensation also increased by $1.0 million related to an increase in the corporate performance bonuses accrued resulting from the improvement of Mannatech’s operations.

Out-bound freight and third-party distribution costs increased for the three months ended September 30, 2004 by $0.9 million to $3.3 million as compared to the same period in 2003. The increase in these costs consisted of an increase in out-bound freight of $0.7 million and an increase in third-party distribution costs of $0.2 million, which related to the increase in net sales volume and a shift in sales mix. Out-bound freight and third party distribution costs increased for the first nine months of 2004 by $2.7 million to $9.6 million as compared to the same period in 2003, which consisted of an increase in out-bound freight of $2.1 million and an increase in third-party distribution costs of $0.6 million. The increases in 2004 relate to the increase in net sales volume and a shift in sales mix.

Mannatech typically sponsors its largest annual corporate-sponsored event in Texas each year in the month of March. For the three months ended September 30, 2004, expenses related to Mannatech’s corporate-sponsored event increased by $0.4 million to $1.6 million, which correlated to the additional costs associated with increased attendance at its corporate-sponsored events held in its international offices and expenses related to opening operations in South Korea. For the first nine months of 2004, expenses related to its corporate-sponsored events increased by $1.2 million to $4.9 million, which related to additional costs associated with record attendance at its corporate-sponsored events in 2004 and the increased attendance at its corporate-sponsored events held in its international offices and expenses related to hosting the grand opening of its operations in South Korea.

Other Operating Costs

Other operating costs include such costs as accounting, legal, consulting, depreciation, and non-cash charges associated with stock option activity. Other operating costs also include variable costs that directly correlate to net sales and operations including utilities, travel, professional fees, office expenses, printing-related expenses, clinical studies, off-site storage fees, and other miscellaneous operating expenses. For the three months ended September 30, 2004, other operating costs increased by $3.5 million, or 57.3%, to $9.6 million as compared to the same period in 2003. For the first nine months of 2004, other operating costs increased by $5.9 million, or 31.2%, to $24.9 million as compared to the same period in 2003. The dollar increase in other operating costs primarily consisted of increases in accounting, legal, consulting fees, and various other operating costs that directly correlated to the increase in net sales, partially offset by a decrease in depreciation and in the prior year recording non-cash accounting charges associated with variable accounting treatment related to certain stock options and warrants issued to former executives.

Other operating costs as a percentage of net sales slightly increased to 12.4% for the three months ended September 30, 2004 from 12.3% for the same period in 2003. For the nine months ended September 30, 2004, other operating costs as a percentage of net sales decreased to 11.8% for the nine months ended September 30, 2004 from 13.9% for the same period in 2003. The decrease in other operating costs as a percentage of net sales in 2004 was primarily due to an increase in net sales and a decrease in depreciation, partially offset by Mannatech incurring additional accounting, legal and consulting fees related to internal projects, including Sarbanes-Oxley readiness testing and internally developed software projects, and in the prior year recording non-cash accounting charges associated with variable accounting treatment related to certain stock options and warrants issued to former executives.

Accounting, legal, and consultant-related costs increased by $1.1 million to $2.1 million for the three months ended September 30, 2004 as compared to the same period in 2003. The dollar increase in 2004 was composed of the following:

•	$0.4 million related to accounting and consulting fees relating to Mannatech’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	$0.1 million related to non-capitalizable consulting fees for Mannatech’s planned information technology internally-developed software projects;

•	$0.5 million related to legal and consulting fees for legal matters, regulatory matters, and opening operations in South Korea; and

•	$0.1 million related to consulting fees for clinical studies.

For the first nine months of 2004, accounting, legal and consultant-related costs increased by $2.3 million to $4.9 million as compared to the same period in 2003. The dollar increase in 2004 was composed of the following:

•	$1.0 million related to accounting and consulting fees related to Mannatech’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	$0.3 million related to consulting fees for Mannatech’s planned information technology internally-developed software projects;

•	$0.7 million related to legal and consulting fees for legal matters, opening operations in South Korea, marketing projects, and regulatory matters; and

•	$0.3 million related to consulting fees for clinical studies.

All other operating costs increased by $2.5 million to $6.8 million for the three months ended September 30, 2004 as compared to the same period in 2003. The overall increase in all other operating costs included increases in travel, utilities, insurance, equipment rental, royalties, and credit card fees, which largely correlated to the increase in net sales volume and opening operations in South Korea. For the first nine months of 2004, all other operating costs increased by $5.3 million to $18.0 million as compared to the same period in 2003, which largely correlated to the increase in net sales volume and beginning operations in South Korea.

These increases in operating costs described above were partially offset by a decrease in depreciation and non-cash accounting charges. For the three months ended September 30, 2004, depreciation decreased by $0.1 million to $0.7 million as compared to the same period in 2003. This decrease consisted of a decrease in depreciation related to assets that were placed in service in the prior years and fully depreciated by 2004, partially offset by an increase in depreciation expense related to $3.4 million of additional property and equipment placed in service during the three months ended September 30, 2004. For the first nine months of 2004, depreciation decreased by $0.5 million to $2.0 million as compared to the same period in 2003. This decrease consisted of a decrease in depreciation expense related to assets that were placed in service in prior years and fully depreciated by 2004, partially offset by an increase in depreciation related to $5.0 million of additional property and equipment placed in service during the first nine months of 2004. The additional assets relate to leasehold improvements for Mannatech’s new office facilities in the United Kingdom and Japan, and its recent opening of operations in South Korea.

Non-cash accounting charges also decreased from the prior year. In the second quarter of 2003, Mannatech included a one-time non-cash charge of $0.6 million related to the resignation of Mr. Robert Henry as Mannatech’s former Chief Executive Officer in April 2003 and a $0.5 million quarterly non-cash charge for variable accounting treatment related to certain stock options and warrants issued to three former executives who resigned in 2001. The $0.6 million one-time charge related to extending the term of Mr. Henry’s 266,667 stock options to the earlier of ten years from date of grant or one year after his death, as set forth in his Separation Agreement entered into in April 2003. The quarterly non-cash variable accounting treatment charge related to stock options and warrants issued in 2001 to former executives. The $0.5 million non-cash variable accounting charge reflects the quarterly change of the fair market price of the stock options and warrants. The $0.5 million charge in 2003 resulted from the increase in Mannatech’s stock price from $2.53 per share at March 31, 2003 to $7.50 per share at June 30, 2003. In the third quarter of 2003, all but 500 of the stock options were exercised. The former executive has not exercised any of his stock warrants.

Severance Expenses

Mannatech did not incur any severance expenses in 2004. For the third quarter of 2003, Mannatech accrued $0.4 million related to severance expenses for Mr. Brad Wayment, its former Senior Vice President of Marketing and two additional marketing employees. The expenses included compensation and benefits, outplacement fees, and title to a leased vehicle.

For the first nine months of 2003, Mannatech recorded a total of $1.8 million related to severance expenses for former employees, including the following:

•	$1.3 million of compensation related to the cancellation of Mr. Henry’s employment agreement and expenses related to accrued vacation, health and life insurance, automobile costs, relocation fees, and outplacement fees that are payable to Mr. Henry through 2005.

•	$0.3 million of compensation related to a separation agreement with Mr. Wayment; and

•	$0.2 million of compensation related to the resignation of various other employees in 2003.

Interest Income

Mannatech maintains interest-bearing accounts for its cash equivalents, restricted cash, and investments. For the three months ended September 30, 2004, interest income remained the same as compared to the same period in 2003. For the first nine months in 2004, interest income increased by $0.2 million to $0.4 million as compared to approximately $0.2 million for the same period in 2003. The increase relates to an increase in the average balance held in cash, cash equivalents and investments during 2004 as compared to the same period in 2003.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses and translation adjustments related to translating assets, liabilities, revenues, and expenses from its foreign operations to the United States dollar using current and weighted-average currency exchange rates. For the three months ended September 30, 2004, currency translation adjustments increased by $0.4 million to $0.2 million as compared to the same period in 2003. For the first nine months of 2004, currency translation adjustments increased by $1.3 million to $0.2 million as compared to the same period in 2003. These increases are primarily the result of the increase in operations from Mannatech’s foreign subsidiaries and gains and losses resulting from a weakening of the United States dollar against its related foreign currencies during the three and nine months ended September 30, 2004 as compared to the same period in 2003. Mannatech does not engage in any financial hedging or derivative activity.

Income Tax Expense

Income taxes include both domestic and foreign taxes. In 2003, Mannatech’s federal statutory tax rate was 35% in the United States, and its statutory tax rate was 30% in Australia, 19% in the United Kingdom, and 42% in Japan. In 2004, Mannatech’s statutory tax rates for its operations have remained the same except that Mannatech expects a statutory tax rate in South Korea of approximately 27%. A portion of Mannatech’s income from its international operations is subject to taxation in the countries in which it operates. Although Mannatech may receive foreign tax credits that would reduce the amount of taxes owed in the United States, Mannatech may not be able to fully utilize its foreign tax credits in the United States. At the beginning of 2004, Mannatech had net operating loss carryforwards from its Japanese operations, which was fully reserved due to the historically unprofitable operations in Japan and the limited carryforward period of 5 years. However, Mannatech’s Japan operation has reported a profit for 2003 and 2004 and Mannatech expects a profit for 2005, therefore Mannatech now believes that its Japan net operating loss carryforward is more likely than not to be realized in the future. As a result in the third quarter of 2004, Mannatech has released its remaining valuation allowance of $2.3 million associated with net operating losses from its Japanese operations. In addition, in the third quarter of 2004, Mannatech has incurred an operating loss for its South Korean operations since its startup in September 2004 and accordingly recognized a full valuation allowance of $0.1 million related to its deferred tax assets of a like amount for its South Korean operations because as of September 30, 2004, Mannatech believes that the likelihood of realizing an income tax benefit in the future for its South Korean operations does not meet the more likely than not criteria for recognition.

For the third quarter of 2004, Mannatech’s effective tax rate decreased to 24.3% from 31.5% for the same period in 2003. For the nine months ended September 30, 2004, Mannatech’s effective tax rate decreased to 29.7% from 30.8% for the nine months ended September 30, 2003. Mannatech’s effective tax rate decreased as a result of the elimination of its $2.3 million valuation allowance related to its Japanese operations. However, in the future, Mannatech expects its effective tax rate to increase to approximately 35% and up to 38%.

Net Income

For the three months ended September 30, 2004, net income increased by $3.9 million, or 137.0%, to $6.8 million as compared to the same period in 2003. For the first nine months ended September 30, 2004, net income increased by $10.0 million, or 183.4%, to $15.5 million as compared to the same period in 2003. Mannatech believes the increase in its net income in 2004 is the result of the strong increase in net sales, which was largely due to the increase in the number of associates and members purchasing Mannatech’s packs and products and its ability to control operating costs. The increase was partially offset by the increase in commissions due to the increase in net sales and the increase in the number of associates who qualified for Mannatech’s 2004 annual travel incentive.

Liquidity and Capital Resources

Mannatech currently holds $45.7 million in cash, cash equivalents, and investments. Mannatech principally uses its cash from operations to fund its operating expenses, including commissions and incentives, capital expenditures, inventory purchases, and planned international expansion. Mannatech plans to continue to fund its business objectives, working capital, and operations along with any unanticipated shortfalls through its cash flows from operations rather than incurring long-term debt. However, Mannatech does maintain operating leases to fund the use of its computer hardware and to lease corporate office facilities, equipment, and automobiles. In February 2004, Mannatech entered into a $1.0 million master operating lease line-of-credit. As of September 30, 2004, $0.3 million of the lease line-of-credit had been utilized to lease computer hardware for its operations.

Cash and Cash Equivalents and Investments

As of September 30, 2004, Mannatech strengthened its solid cash and investment position as it increased its cash and cash equivalents and investments by $7.4 million, to $45.7 million as compared to $38.3 million on December 31, 2003. The increase in Mannatech’s cash and cash equivalents and its investments are attributable to Mannatech’s efforts to contain and scrutinize its operating expenses, partially offset by paying a combined cash dividend to its shareholders totaling $5.3 million in the first and third quarters of 2004. Mannatech’s Board of Directors plans to continue to assess its current and expected future financial position relative to the payment of any future cash dividends. Mannatech currently has no present plans to initiate any stock repurchase activity in the near future.

Working Capital

Mannatech’s working capital slightly increased by $0.4 million to $16.6 million at September 30, 2004 from $16.2 million at December 31, 2003. Mannatech’s increase in working capital at September 30, 2004 primarily related to an increase in inventory and prepaid expenses totaling $6.6 million, which related to opening operations in South Korea and anticipated future sales growth. Mannatech’s working capital also increased related to the releasing of the valuation allowance related to operations in Japan totaling $2.3 million partially offset by and reducing deferred tax assets by $0.8 million. This increase was partially offset by releasing restricted cash of $1.7 million, which was used to purchase long term investments, accruing $6.5 million in additional operating expenses and deferring $0.3 million in additional revenue associated with net sales increases.

Mannatech’s cash flows consist of the following:

	For the nine months ended September 30,
Provided by (used in):	2003	2004
	(in millions)
Operating activities	$10.5	$16.6
Investing activities	$(14.7)	$(11.3)
Financing activities	$(1.4)	$(4.8)

Operating Activities

For the first nine months of 2004, Mannatech’s operating activities provided $16.6 million in cash compared to cash provided by operating activities of $10.5 million in the same period in 2003. For the first nine months of 2004, net earnings adjusted for noncash activities provided cash of $16.8 million compared to $10.1 million in the first nine months of 2003, which is largely contributable to the 53.8% increase in net sales and 183.4% increase in net income.

Mannatech’s working capital accounts, which include receivables, inventories, prepaid expenses, payables, deferred revenues, accrued commissions and incentives, and expenses for operations plus its long term assets for the first nine months of 2004 provided $0.6 million in working capital and long term assets as compared to using $0.2 million in working capital and long term assets in the same period in 2003. For the first nine months of 2004, working capital accounts increased primarily because of an $8.1 million increase in accrued operating expenses and taxes, which was partially offset by an increase in inventories of $5.0 million and an increase of $2.8 million in accounts receivable, prepaids, and other long term assets of $2.2 million, which was associated with an increase in net sales and opening operations in South Korea. Operating activities also increased as a result of a $0.4 million increase in deferred revenue related to an increase in net sales. For the first nine months of 2003, working capital accounts increased primarily because of a $2.9 million increase in deferred revenues and a decrease in inventory of $0.3 million. This increase was partially offset by a $2.8 million increase in accounts receivable, prepaids, and other assets, which primarily related to an increase in insurance premiums and an increase in deposits related to operating leases.

Operating activities also used cash to pay accrued severance costs of approximately $0.8 million to former executives during the first nine months of 2004, as compared to accruing $1.8 million of severance costs during the first nine months of 2003, for the resignation of certain former executives, which was partially offset by paying approximately $1.2 million of accrued severance costs to former executives during the first nine months of 2003. Mannatech expects that its net cash provided by operating activities for the remainder of 2004 and for 2005 will be sufficient to fund its current operations, its information technology projects, and its plans for international expansion into Taiwan.

Investing Activities

In the first nine months of 2004, Mannatech’s investing activities used a total of $11.3 million in cash compared to using $14.7 million in cash for the same period in 2003. Mannatech’s investing activities included purchasing investments, restricting cash from future use, and purchasing capital assets.

In the first nine months of 2004, Mannatech used $5.0 million of its cash to purchase higher yielding investments and released $2.1 million of its restricted cash, which was also used to purchase higher yielding long-term investments. In addition, in the first nine months of 2004, Mannatech restricted cash of $1.2 million as long-term collateral. The $1.2 million of restricted cash was composed of $0.4 million for a payment due related to Mannatech’s 2004 travel incentive cruise for its associates, $0.5 million associated with obtaining additional surety bonds in Canada, and $0.3 million related to holding time deposits as collateral for its building leases in Australia and South Korea. In contrast, in the first nine months of 2003, Mannatech used $12.0 million of its cash to purchase investments and restricted cash of $2.1 million as collateral for a lease line-of-credit.

Investing activities also include purchases of property and equipment. In the first nine months of 2004, investing activities included $5.0 million in purchases of office furniture, leasehold improvements, computer hardware and software, and capitalizing internally-developed costs associated with developing computer software. In the first nine months of 2003, Mannatech purchased $0.8 million of property and equipment, primarily related to purchasing computer hardware and software. The increase in property and equipment related to the internal development of computer software and opening operations in South Korea.

Over the next 16 months, Mannatech plans to complete and implement its information technology projects, including its re-architecture project involving a new global back-office system. Mannatech intends to spend between $8.0 million to $10.0 million on all of its information technology projects through 2005, of which $6.0 million to $8.0 million is expected to be capitalized as internal development of computer software, including certain payroll and consulting costs relating to the programming and implementation of its computer software. In addition, for the remainder of 2004 and for all of 2005, Mannatech plans to purchase up to $2.0 to $3.0 million in other property and equipment related to corporate leasehold improvements and planned international expansion into Taiwan.

Financing Activities

In the first nine months of 2004, Mannatech’s financing activities used $4.8 million in cash as compared to providing $1.4 million of cash for the same period in 2003. During the first nine months of 2004, Mannatech used cash to pay its shareholders cash dividends of $5.3 million, which was partially offset by receiving cash proceeds from stock options exercised of approximately $0.4 million. In the first nine months of 2003, Mannatech received cash proceeds from stock option activity of $0.2 million, which was partially offset by using $0.1 million of cash to repay its note payable and capital lease-obligations.

General Liquidity and Cash Flows

Historically, Mannatech has generated positive cash flows from its operations and believes that its existing liquidity and cash flows from operations, including cash and investments totaling $45.7 million should be adequate to fund expected business operations, payment of any future dividends, plans for international expansion, and costs associated with the internally developed software systems for its new back-office, web redesign, and expansion into Taiwan for the next 12 to 24 months. Mannatech also believes its existing liquidity and cash flows will be adequate for its operations over the next 12 to 24 months as most of its operating expenses are variable in nature. However, if Mannatech’s operations begin to decline, its existing capital resources or cash flows could become insufficient to meet its current business plans, projections, and existing capital requirements. If Mannatech’s existing capital resources become insufficient, it would be required to raise additional funds, which may not be available on favorable terms, if at all.

Mannatech is required to fund certain commitments and obligations, which as of September 30, 2004 are as follows:

•	funding the remaining payments related to severance agreements with former executives. Under the terms of a separation agreement for Robert Henry related to the remaining aggregate payments due of approximately $0.5 million;

•	funding an estimated $2.7 million of royalty payments to Dr. McAnalley for future royalties associated with his ten-year royalty agreement;

•	funding the non-compete payments related to the renewal of the non-compete agreement with Dr. Reg. McDaniel, a former employee, totaling $0.1 million, which is payable in monthly installments of $25,000 through January, 2005; and

•	funding a three year purchase agreement and a five year purchase agreement for raw material purchases of $12.0 million.

Mannatech has no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities. Since 1994, Mannatech has maintained a purchase commitment with its supplier of Manapol®. In 2003, the purchase commitment was modified to include purchases by its manufacturers, as well as from Mannatech. The purchase commitment requires Mannatech and its manufacturers to collectively purchase a minimum of $0.3 million per month through November 2004. Presently Mannatech’s manufacturers’ monthly purchases of Manapol® have met or exceeded the monthly commitment of $0.3 million. Mannatech’s projected purchases for the remainder of 2004 are expected to meet the required minimum monthly purchase commitment obligation. Mannatech is in the process of renewing this purchase agreement with this supplier with substantially the same terms.

Mannatech plans to continue to open additional operations in new foreign markets. Mannatech expanded into South Korea in September 2004 and plans to open its Taiwan operations in the first half of 2005. The expansion into Taiwan is estimated to cost between $2.0 million and $3.0 million in the aggregate, of which approximately $1.0 million will relate to property and equipment purchased and internally developed that will be depreciated over the life of the assets or lease term.

During early 2004, Mannatech approved several large scale information technology projects that are expected to increase functionality, improve the efficiency and effectiveness of operations and internal controls, and expand its reporting capabilities. Mannatech has revised its projected the total costs outlay to complete these projects to be between $12.0 million and $14.0 million through January 2006, of which Mannatech anticipates capitalizing payroll, contracting, and consulting fees related to these information technology projects in the range of $8.0 million to $10.0 million. In the first quarter of 2004, Mannatech capitalized $0.1 million, in the second quarter of 2004, Mannatech capitalized approximately $0.4 million, and in the third quarter Mannatech capitalized approximately $1.3 million of payroll, contracting, and outside consulting fees related to its information technology projects. In late June 2004, Mannatech signed an agreement with PeopleSoft to purchase an off-the-shelf ERP system for approximately $1.0 million and will configure this ERP system over the next 16 months to meet its financial and operational needs. This project is called Mannatech’s global re-architecture or Global View project and will be implemented in its operations in each country in two stages. The first stage, called phase 1, includes implementing a multi-faceted financial system in January 2005 and phase 2 includes implementing a sales and customer support system, distribution system, and data management system in January 2006.

In June 2004, Mannatech agreed to indemnify four of its executive officers, Stephen Fenstermacher, Bettina Simon, Jack Crowley, and Ron Norman, who were appointed to the Board of Directors of Mannatech’s subsidiary – Mannatech Korea Ltd. Regulations in South Korea required each board member to personally guarantee the operations of Mannatech Korea Ltd. As a result, Mannatech, Incorporated agreed to indemnify each of these four officers for any liability incurred related to their personal guarantees.

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

Forward-Looking Statements

Certain disclosure and analysis included in this report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements, other than statements of historical fact are considered forward-looking statements and reflect the current views of Mannatech about future events and financial performance. These forward-looking statements are subject to certain events, risks, and uncertainties that may be outside Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	plans for growth and expected operating costs for the remainder of 2004;

•	existing capital resources, cash flows, and the operating lease line-of-credit being adequate to fund Mannatech’s future cash needs;

•	future plans related to Mannatech’s budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	plans for information technology projects including capitalizing a significant amount of internal salaries and outside consulting fees;

•	the realization of Mannatech’s deferred tax assets;

•	the expected future cash flows of Mannatech’s assets exceeding the net book value of such assets;

•	the impact of future market changes due to exposure to foreign currency translations from Mannatech’s business;

•	the impact of Mannatech’s product development strategy;

•	plans to introduce new products and reformulation of existing products;

•	Mannatech’s ability to offer innovative incentives in the future;

•	no significant impact of recent accounting pronouncements on Mannatech’s financial condition, results of operations, or cash flows;

•	plans for any future dividends;

•	the outcome of regulatory and litigation matters;

•	the possibility of certain policies, procedures, and internal processes minimizes Mannatech’s exposure to market risk; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;

•	changes in inventory costs;

•	the future impact of any changes to Mannatech’s global career and compensation plan or incentives;

•	the ability to attract and retain independent associates and members;

•	timely development and acceptance of new products and refinements of existing products;

•	changes in sales mix;

•	the markets for Mannatech’s domestic and international operations;

•	changes in global statutory tax rates;

•	the impact of new competition and competitive products and pricing;

•	the political, social and economic climate in which Mannatech conducts its operations; and

•	the risk factors described in other documents and reports filed by Mannatech with the United States Securities and Exchange Commission, including its 2003 annual report filed on Form 10-K on March 14, 2004.

Forward-looking statements generally can be identified by the use of or phrases or terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “hopes,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “potential,” “projects,” “in the future,” or “continues” or other similar words or the negative of such terms and other comparable terminology. Similarly, descriptions of Mannatech’s objectives, plans, strategies, targets or beliefs contained herein are also considered forward-looking statements. Readers are cautioned when considering these forward-looking statements to keep in mind these risks and uncertainties and any other cautionary statements in this report, as all of the forward-looking statements contained herein are as of the date of this report.

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

Mannatech believes inflation has not had a material impact on its operations or profitability. Mannatech expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, and into South Korea in September 2004. Mannatech’s New Zealand operation is serviced through its Australian operations. Mannatech plans to expand into Taiwan in the first half of 2005. Revenues and expenses in foreign markets are currently translated using historical and weighted-average currency exchange rates.

Mannatech maintains policies, procedures, and internal processes that it believes help monitor any significant market risks. Mannatech currently does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations, and projected transactions denominated in foreign currencies. Mannatech cautions that it cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial condition, results of operations, or cash flows. However to combat such risk, Mannatech closely monitors current fluctuations for exposure to such market risk. The foreign currencies in which Mannatech currently has exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, South Korea, and Taiwan. The low and high currency exchange rates to the United States dollar, for each of these countries, for the nine months ended September 30, 2004 are as follows:

Country/Currency	Low	High
Australia/Dollar	$0.683100	$0.798600
Canada/Dollar	$0.716600	$0.787600
Japan/Yen	$0.008736	$0.009640
New Zealand/Dollar	$0.597000	$0.709700
South Korea/Won	$0.000836	$0.000886
Taiwan/Dollar	$0.029230	$0.030500
United Kingdom/British Pound	$1.755200	$1.904000

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

There were no significant changes in Mannatech’s internal controls during the third quarter of 2004 that have materially affected or that are reasonably likely to materially affect its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 11, 2004, the Australian Therapeutic Goods Administration notified Mannatech of a complaint that an Australian associate had made certain therapeutic claims to promote its products. In response to this complaint, Mannatech conducted an investigation and terminated this associate’s account. In November 2004, the Australian Therapeutic Goods Administration indicated its agreement to the action proposed by Mannatech, including Mannatech’s plans for ongoing education and compliance training for its associates over the next three years. However, the Australian Therapeutic Goods Administration will continue to monitor Mannatech’s activities.

On January 1, 2004, the Canadian Natural Health Product Regulations came into force, which applies to all Natural Health Products sold in Canada. The Natural Health Product Regulations require companies selling Natural Health Products in Canada to obtain a product license prior to sale. Regulatory compliance action in connection with products on the market prior to January 1, 2004 is subject to the priority classification of the product ingredients. As a result, companies selling products containing priority one ingredients were required to submit an application for a product license by June 30, 2004 and company’s selling products containing priority two ingredients are required to submit an application for a product license by December 31, 2004. Mannatech did not file a license application for its products containing priority one ingredients by June 30, 2004 and accordingly must await receipt of its product license for its products before resuming sale of these products in Canada. As of November 1, 2004, Mannatech had submitted product license applications for all of its products containing priority one ingredients and expects to have product license applications submitted for all of its products containing priority two ingredients prior to December 31, 2004. In the meantime, Mannatech products remain available for personal consumption by Canadian consumers in accordance with Health Canada’s Importation of Human Use Drugs for Personal Use Enforcement Directive. In addition, Mannatech is also reformulating certain of its products in order to prospectively comply with these new regulations in Canada and has recorded an inventory reserve of $0.1 million as of September 30, 2004 relating to any products, which it may not be able to sell in the future. Mannatech believes this will not have a significant impact on its overall consolidated sales or operations and does not expect it to significantly restrict its ability to continue its operations in Canada.

There have been no other material changes in, or additions to, the legal proceedings previously reported in Mannatech’s Annual Report on Form 10-K (File No. 000-24657) for 2003 as filed with the United States Securities and Exchange Commission on March 14, 2004 and in its Form 10-Q (File No. 000-24657) for the second quarter of 2004, filed with the United States Securities and Exchange Commission on August 9, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On June 30, 2004, the Company’s Board of Directors authorized a stock repurchase program to purchase up to 1.3 million shares of the Company’s outstanding common stock. The Company has not formalized or adopted any stock repurchase program and currently has no present plans to initiate any repurchase activity in the near future. As of November 1, 2004, the Company had not repurchased any of its common stock in the open market or through any private sales.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective August 2, 2004, Mr. J. Stanley Fredrick resigned from Mannatech’s Audit Committee as a non-voting member. On October 6, 2004, Mannatech’s Board of Directors appointed Don A. Buchholz as an independent director to its Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K

3.1	Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2	Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1*	Purchase Agreement with Marinova Pty. Limited, dated August 11, 2004.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herewith.

(b) Reports on Form 8-K.

Mannatech filed a Form 8-K on August 10, 2004 announcing its financial and operating results for the second quarter of 2004. Mannatech also filed a Form 8-K on October 12, 2004 announcing the appointment of Mr. Don Buchholz as a new independent director to its Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNATECH, INCORPORATED

November 9, 2004	/S/ SAMUEL L. CASTER
Samuel L. Caster
Chief Executive Officer and Chairman of the Board
(principal executive officer)

November 9, 2004	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher
Senior Vice President and Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2	Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1*	Purchase Agreement with Marinova Pty. Limited, dated August 11, 2004.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herewith.

1