Form 10-K/A
period 2003-12-31
MANNATECH INC
filed 2004-12-17
CIK 1056358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Documents Incorporated by Reference

Mannatech incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of its Form 10-K by reference to its definitive proxy statement for the Registrant’s 2003 annual shareholders’ meeting filed pursuant to Regulation 14A on April 28, 2004.

EXPLANATORY NOTE

This Amendment No. 1 is solely for the purpose of re-filing Exhibit 10.10 of the Annual Report on Form 10-K (“Form 10-K”) of Mannatech, Incorporated, (“Mannatech” or the “Company”), originally filed with the United States Securities and Exchange Commission (the “Commission”) on March 15, 2004. Exhibit 10.10 is being re-filed in response to comments received from the Commission as a result of the Commission’s review of Mannatech’s confidential treatment request covering certain portions of Exhibit 10.10.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 15(a)(3) as amended is set forth below. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes discussed above. No other information included in the original Form 10-K, including Mannatech’s financial statements and the footnotes thereto, has been modified or updated in any way.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 3. Exhibits required by Item 601 of Regulation S-K

3.1	Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2	Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1	Amended and Restated 1997 Stock Option Plan dated August 7, 2003, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

10.2	Amended and Restated 1998 Incentive Stock Option Plan dated August 7, 2003, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

10.3	Amended and Restated 2000 Option Plan dated August 7, 2003, incorporated herein by reference to Exhibit 10.3 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

10.4	Form of Indemnification Agreement with a schedule of directors’ signatures, incorporated herein by reference to Exhibit 10.8 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.5	Letter of Understanding Regarding Development of Proprietary Information for Mannatech effective as of August 1, 1997, as amended between Dr. Bill H. McAnalley and Mannatech, incorporated herein by reference to Exhibit 10.12 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.6	Commercial Lease Agreement between MEPC Quorum Properties II Inc. and Mannatech, dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.7	Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit 10.14 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.8	Assignment of Patent Rights, dated October 30, 1997 between Mannatech and Dr. Bill H. McAnalley, Mr. H. Reginald McDaniel, Mr. D. Eric Moore, Ms. Eileen P. Vennum and Mr. William C. Fioretti and Mannatech, Incorporated herein by reference to Exhibit 10.15 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.9	Trademark License Agreement effective as of August 14, 1997 between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit 10.19 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.10*+	Supply Agreement effective as of December 1, 2003 by and between Mannatech and Caraloe, Inc.

10.11	Form of Employment Agreement between Mannatech and Dr. Bill H. McAnalley, incorporated herein by reference to Exhibit 10.30 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.12	Employment Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003, incorporated herein by reference to Exhibit 10.3 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2003.

10.13	Royalty Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003, incorporated by reference to Exhibit 10.4 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2003.

10.14	Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 1, 1999, incorporated herein by reference to Exhibit 10.7 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

10.15	First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2002, incorporated herein by reference to Exhibit 10.19 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.16	Form of Employment Agreement between Mannatech and Mr. Robert M. Henry, dated April 1, 2000, incorporated by reference to Exhibit 10.24 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2000.

10.17	First Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry, dated April 1, 2000, incorporated herein by reference to Exhibit 10.21 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.18	Second Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry, dated January 1, 2002, incorporated herein by reference to Exhibit 10.22 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.19	Separation Agreement between Mannatech and Mr. Robert M. Henry, dated April 15, 2003, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on April 17, 2003.

10.20	Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Mr. Samuel L. Caster incorporated herein by reference to Exhibit 10.26 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

10.21	Separation Agreement and Full and Final Release between Mannatech and Mr. Charles E. Fioretti, dated June 4, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on June 11, 2001.

10.22	Release Agreement between Mannatech and Mr. Charles E. Fioretti, dated September 24, 2001, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.23	Separation Agreement between Mannatech and Mr. Anthony E. Canale, dated February 28, 2001, incorporated herein by reference to Exhibit 10.29 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on April 1, 2001.

10.24	Separation Agreement between Mannatech and Ms. Deanne Varner, dated May 2, 2001, incorporated herein by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2001.

10.25	Separation Agreement and General Release between Mannatech and Mr. Patrick D. Cobb, dated June 26, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on June 26, 2001.

10.26	Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated July 2 2002, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) Filed with the Commission on August 14, 2002.

10.27	General Release Agreement dated between Mannatech and Dr. H. Reginald McDaniel, July 2, 2002, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2002.

10.28	Renewal of Non-compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated February 1, 2004, incorporated herein by reference to Exhibit 10.28 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

10.29	Employee Agreement between Mannatech and Mr. Samuel L. Caster, dated October 31, 2002, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2002 .

10.30	Purchase Agreement between Mannatech, Incorporated and Mr. Ray Robbins, dated September 28, 2001, incorporated by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.31	Agreement between Mannatech and Mr. Marlin Ray Robbins, dated September 28, 2001, incorporated herein by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.32	Agreement and Final Release between Mannatech and Mr. Marlin Ray Robbins, dated February 1, 2002, incorporated herein by reference to Exhibit 10.36 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on April 1, 2002.

10.33	Royalty Agreement between Mannatech and Jett, dated September 10, 2001, incorporated herein by reference to Exhibit 10.4 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.34	Consulting Agreement between Mannatech and Mr. J. Stanley Fredrick, dated October 1, 2001, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.35	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003, incorporated herein by reference to Exhibit 10.36 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

10.36	Revolving Promissory Note and Security Agreement – Pledge between Mannatech and JP Morgan/Chase Bank, dated March 15, 2003, incorporated, by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (Form No. 000-24657) filed with the Commission on May 15, 2003.

21	List of Subsidiaries, incorporated herein by reference to Exhibit 21 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

23	Consent of PricewaterhouseCoopers LLP., incorporated herein by reference to Exhibit 23 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	Filed herewith.
+	Confidential treatment has been requested for portions of the exhibit. Omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 17, 2004

Mannatech, Incorporated

	By:	/s/ Samuel L. Caster
Samuel L. Caster
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 17, 2004.

Signature	Title

/s/ Samuel Caster	Chief Executive Officer and Chairman of the Board (principal executive officer)
Samuel Caster

/s/ Terry Persinger	President, Chief Operating Officer, and Director
Terry Persinger

/s/ Stephen Fenstermacher	Senior Vice President and Chief Financial Officer (principal accounting officer)
Stephen Fenstermacher

/s/ J. Stanley Fredrick	Lead Director
J. Stanley Fredrick

/s/ Patricia Wier	Director
Patricia Wier

/s/ Alan Kennedy	Director
Alan Kennedy

/s/ Gerald Gilbert	Director
Gerald Gilbert

/s/ Dr. John Axford	Director
Dr. John Axford

/s/ Marlin Ray Robbins	Director
Marlin Ray Robbins

INDEX TO EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2	Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.1	Amended and Restated 1997 Stock Option Plan dated August 7, 2003, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

10.2	Amended and Restated 1998 Incentive Stock Option Plan dated August 7, 2003, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

10.3	Amended and Restated 2000 Option Plan dated August 7, 2003, incorporated herein by reference to Exhibit 10.3 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

10.4	Form of Indemnification Agreement with a schedule of directors’ signatures, incorporated herein by reference to Exhibit 10.8 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.5	Letter of Understanding Regarding Development of Proprietary Information for Mannatech effective as of August 1, 1997, as amended between Dr. Bill H. McAnalley and Mannatech, incorporated herein by reference to Exhibit 10.12 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.6	Commercial Lease Agreement between MEPC Quorum Properties II Inc. and Mannatech, dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997, incorporated herein by reference to Exhibit 10.13 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.7	Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997, incorporated herein by reference to Exhibit 10.14 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.8	Assignment of Patent Rights, dated October 30, 1997 between Mannatech and Dr. Bill H. McAnalley, Mr. H. Reginald McDaniel, Mr. D. Eric Moore, Ms. Eileen P. Vennum and Mr. William C. Fioretti and Mannatech, Incorporated herein by reference to Exhibit 10.15 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.9	Trademark License Agreement effective as of August 14, 1997 between Mannatech and Caraloe, Inc., incorporated herein by reference to Exhibit 10.19 to Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on September 10, 1998.

10.10*+	Supply Agreement effective as of December 1, 2003 by and between Mannatech and Caraloe, Inc.

10.11	Form of Employment Agreement between Mannatech and Dr. Bill H. McAnalley, incorporated herein by reference to Exhibit 10.30 to Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

10.12	Employment Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003, incorporated herein by reference to Exhibit 10.3 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2003.

10.13	Royalty Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003, incorporated by reference to Exhibit 10.4 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2003.

10.14	Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 1, 1999, incorporated herein by reference to Exhibit 10.7 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 30, 2000.

10.15	First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2002, incorporated herein by reference to Exhibit 10.19 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.16	Form of Employment Agreement between Mannatech and Mr. Robert M. Henry, dated April 1, 2000, incorporated by reference to Exhibit 10.24 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2000.

10.17	First Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry, dated April 1, 2000, incorporated herein by reference to Exhibit 10.21 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.18	Second Amendment to the Employment Agreement between Mannatech and Mr. Robert M. Henry, dated January 1, 2002, incorporated herein by reference to Exhibit 10.22 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on March 30, 2002.

10.19	Separation Agreement between Mannatech and Mr. Robert M. Henry, dated April 15, 2003 , incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on April 17, 2003.

10.20	Renewal and Extension Promissory Note dated February 17, 1999 in the amount of $199,896.10 made by Mr. Samuel L. Caster incorporated herein by reference to Exhibit 10.26 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 31, 1999.

10.21	Separation Agreement and Full and Final Release between Mannatech and Mr. Charles E. Fioretti, dated June 4, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on June 11, 2001.

10.22	Release Agreement between Mannatech and Mr. Charles E. Fioretti, dated September 24, 2001, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.23	Separation Agreement between Mannatech and Mr. Anthony E. Canale, dated February 28, 2001, incorporated herein by reference to Exhibit 10.29 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on April 1, 2001.

10.24	Separation Agreement between Mannatech and Ms. Deanne Varner, dated May 2, 2001, incorporated herein by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on May 15, 2001.

10.25	Separation Agreement and General Release between Mannatech and Mr. Patrick D. Cobb, dated June 26, 2001, incorporated herein by reference to Exhibit 99.1 to Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on June 26, 2001.

10.26	Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated July 2 2002, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) Filed with the Commission on August 14, 2002.

10.27	General Release Agreement dated between Mannatech and Dr. H. Reginald McDaniel, July 2, 2002, incorporated herein by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on August 14, 2002.

10.28	Renewal of Non-compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated February 1, 2004, incorporated herein by reference to Exhibit 10.28 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

10.29	Employee Agreement between Mannatech and Mr. Samuel L. Caster, dated October 31, 2002, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2002 .

10.30	Purchase Agreement between Mannatech, Incorporated and Mr. Ray Robbins, dated September 28, 2001, incorporated by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.31	Agreement between Mannatech and Mr. Marlin Ray Robbins, dated September 28, 2001, incorporated herein by reference to Exhibit 10.5 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.32	Agreement and Final Release between Mannatech and Mr. Marlin Ray Robbins, dated February 1, 2002, incorporated herein by reference to Exhibit 10.36 to Mannatech’s Form 10-K (File No.000-24657) filed with the Commission on April 1, 2002.

10.33	Royalty Agreement between Mannatech and Jett, dated September 10, 2001, incorporated herein by reference to Exhibit 10.4 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.34	Consulting Agreement between Mannatech and Mr. J. Stanley Fredrick, dated October 1, 2001, incorporated herein by reference to Exhibit 10.1 to Mannatech’s Form 10-Q (File No. 000-24657) filed with the Commission on November 14, 2001.

10.35	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003, incorporated herein by reference to Exhibit 10.36 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

10.36	Revolving Promissory Note and Security Agreement – Pledge between Mannatech and JP Morgan/Chase Bank, dated March 15, 2003, incorporated, by reference to Exhibit 10.2 to Mannatech’s Form 10-Q (Form No. 000-24657) filed with the Commission on May 15, 2003.

21	List of Subsidiaries, incorporated herein by reference to Exhibit 21 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

23	Consent of PricewaterhouseCoopers LLP., incorporated herein by reference to Exhibit 23 to Mannatech’s Form 10-K (File No. 000-24657) filed with the Commission on March 15, 2004.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	Filed herewith.
+	Confidential treatment has been requested for portions of the exhibit. Omitted portions have been filed separately with the Commission.