Form 10-Q/A
period 2004-03-31
MANNATECH INC
filed 2005-03-29
CIK 1056358

2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________.

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

As of March 23, 2005, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share was 27,112,627.

EXPLANATORY NOTE

This Amendment No. 1 is solely for the purpose of re-filing Exhibit 10.1 of the Quarterly Report on Form 10-Q (“Form 10-Q”) of Mannatech, Incorporated, (“Mannatech” or the “Company”), originally filed with the United States Securities and Exchange Commission (the “Commission”) on May 10, 2004. Exhibit 10.1 is being refiled in response to comments received from the Commission as a result of the Commission’s review of Mannatech’s confidential treatment request covering certain portions of Exhibit 10.1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 6 as amended is set forth below. The remainder of the Form 10-Q originally field on May 10, 2004 is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and reflects only the changes discussed above. This Amendment No. 1 on Form 10-Q/A does not reflect any events occurring after the date of filing of the Form 10-Q as filed with the Commission on May 10, 2004, or otherwise modify or update any of the information contained therein.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

10.1	*	Supply Agreement by and between Mannatech and a supplier, dated March 29, 2004. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2.)

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNATECH, INCORPORATED

March 29, 2005	/S/ SAMUEL L. CASTER Samuel L. Caster Chief Executive Officer and Chairman of the Board (Principal executive officer)

March 29, 2005	/S/ STEPHEN D. FENSTERMACHER Stephen D. Fenstermacher Senior Vice President and Chief Financial Officer (Principal financial officer)

INDEX OF EXHIBITS

10.1	*	Supply Agreement by and between Mannatech and a supplier, dated March 29, 2004. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2.)

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herewith.