Form 10-K
period 2004-12-31
MANNATECH INC
filed 2005-03-31
CIK 1056358

2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was $143,120,765 based on the reported last sales price of common stock on June 30, 2004, which was (the last business day of the Registrant’s most recently completed second fiscal quarter. The number of shares of the Registrant’s common stock outstanding as of March 23, 2005 was 27,112,627 shares.

Documents Incorporated by Reference

Mannatech incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for the Registrant’s 2004 annual shareholders’ meeting to be filed pursuant to Regulation 14A on or before April 30, 2005.

Since its initial public offering, Mannatech’s common stock has traded on the NASDAQ National Market under the symbol “MTEX.” Mannatech’s corporate filings can be viewed on the SEC’s website www.sec.gov or on its corporate website at www.mannatech.com. The filings can also be obtained by contacting Mannatech’s investor relations department at IR@mannatech.com or calling 972-471-6512.

Special Note Regarding Forward-Looking Statements

Certain disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance or other statements other than statements of historical fact are considered forward-looking statements and reflect the current views about the future events and financial performance of Mannatech, Incorporated, also referred to herein as Mannatech or the Company. These forward-looking statements are subject to certain events, risks, and uncertainties that may be outside Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	management’s plans and objectives for Mannatech’s future operations;

•	existing cash flows being adequate to fund future operational needs;

•	future plans related to budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	the realization of Mannatech’s net deferred tax assets;

•	Mannatech’s ability to curtail its operating expenditures;

•	global statutory tax rates remaining unchanged;

•	the impact of future market changes due to exposure to foreign currency translations;

•	the possibility of certain policies, procedures, and internal processes minimizing Mannatech’s exposure to market risk;

•	the impact of accounting pronouncements on Mannatech’s financial condition, results of operations, or its cash flows;

•	the outcome of new or existing regulatory and litigation matters; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	expected growth in the nutritional supplements industry;

•	plans for expected future product development;

•	changes in product mix and/or manufacturing costs;

•	the future impact of any changes to Mannatech’s global associate career and compensation plan or incentives;

•	the ability to attract and retain independent associates and members;

•	regulatory changes that affect Mannatech’s operations and/or products;

•	the impact of competition, competitive products, and pricing;

•	the political, social, and economic climate in which Mannatech conducts its operations; and

•	the risk factors described in this report, as well as other reports filed by Mannatech with the Securities and Exchange Commission.

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

General

Mannatech began operations as a wellness solutions provider in November 1993 and currently operates in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, and the Republic of Korea, herein referred to as South Korea. Operating in the field of glyconutrients, Mannatech has developed innovative, high-quality, proprietary nutritional supplements, topical and weight-management products sold through a global network-marketing system of independent associates and members. Mannatech operates as a single segment and primarily sells its products and starter and renewal packs through a network of approximately 369,000 independent associates and members, also called current associates and members, who have purchased Mannatech’s products within the last 12 months.

Mannatech’s product philosophy is based on the belief that specific carbohydrates, antioxidants, and other nutrients are essential to maintain optimal health and that typical modern diets do not provide adequate amounts of these nutrients to support optimal health and wellness. Mannatech’s products are designed to support cell-to-cell communication, the immune system, the endocrine system, healthy skin, and optimal health, as well as nutritional support during beneficial weight loss. Proprietary antioxidant products are believed to protect against harmful free radicals caused by illness, stress, and environmental pollutants. Mannatech has formulated high quality, predominantly naturally-occurring, plant-derived, carbohydrate-based products that are based on certain scientific advances in the emerging fields of phytochemistry and glycobiology, which support the body’s normal physiology rather than developing synthetic chemical-based nutritional supplements that are easily duplicated. Phytochemistry is the science of understanding the potential health benefits of naturally-occurring, plant-derived components known as phytochemicals. Glycobiology is the science of understanding how carbohydrates affect biological structures, functions, and processes. Scientists believe that specific phytochemicals and carbohydrates help support and maintain optimal health and wellness.

Mannatech’s proprietary product history began with the development of its first products containing Manapol®, a product that supports cell-to-cell communication. In 1996, Mannatech introduced Ambrotose® Complex, a proprietary blend of Manapol® and additional glyconutrients provided by naturally-occurring monosaccharides and polysaccharides that provides specific sugars to the body that help support cellular communication and the immune system. Ambrotose® Complex is a key component in all but one of Mannatech’s line of 30 products. In 2001, Mannatech broadened its line of proprietary ingredients by developing Ambroglycin®, a balanced food-mineral matrix that helps deliver certain nutrients to the body. Furthermore, in 2004, Mannatech developed a proprietary blend of antioxidant nutrients, called MTech AO Blend™, which is used in its proprietary antioxidant product Ambrotose AO®.

Mannatech sells its products through network-marketing, which it believes is a unique and effective communication channel for its business and products as it allows it to effectively educate consumers about the distinguishing potential benefits of its proprietary products and the unique science of its products. Additionally, Mannatech believes network-marketing allows it to accelerate the introduction process of new products into the marketplace at a lower cost than other more conventional marketing methods. Further, network-marketing allows Mannatech’s business-building independent associates to supplement their income and develop financial freedom by building their own businesses centered around Mannatech’s philosophies and products.

Mannatech’s recent events and accomplishments during 2004 and into early 2005 were as follows:

•	Reporting the year ended 2004 as its highest historical operational performance with an increase in its net sales of 54.2% to $294.5 million as compared to $191.0 million for 2003 and reporting its net income for the 2004 year increased by 122.4%; to $19.6 million as compared to $8.8 million for 2003;

•	Beginning operations in the Republic of Korea, known as South Korea;

•	Continuing its plans to begin operations in Taiwan in mid 2005;

•	Planning to begin registering its products in Germany and Denmark in mid 2005 to allow its United Kingdom operations to ship its products into Germany and Denmark;

•	Introducing MannaBears™, a new healthy snack alternative for children in September 2004;

•	Introducing its Wellness Water Bottle with a unique filtration system in November 2004;

•	Introducing a more concentrated formula of its proprietary product called Advanced Ambrotose® in March 2005;

•	At the end of 2004 substantial completion of the first phase of its implementation of the financial modules for its planned technology advanced business system, including customizing PeopleSoft® Enterprise One Software system to enhance Mannatech’s overall functionality and financial systems;

•	In 2005, beginning the second phase of implementing the distribution and operational modules for its Peoplesoft® Enterprise One Software system that should be completed in 2006 and will add functionality to its order entry, customer service, and distribution systems;

•	Declaring and paying two cash dividends of $0.10 per share, respectively, during 2004;

•	Declaring a $0.07 per share cash dividend on November 9, 2004, which was paid on January 10, 2005, as well as declaring a $0.07 per share cash dividend on March 9, 2005, which is payable on April 15, 2005;

•	Participating in the second annual Emerging Technology Conference, hosted by Technology Review magazine at MIT, in September 2004; and

•	Participating in and sponsoring an exhibit at the Genner 7 Conference on Glycobiology & Medicine sponsored by the Royal Society of Medicine at Oxford University, in September 2004.

Since its initial public offering in February 1999, Mannatech’s common stock has traded on the Nasdaq national Market under the symbol “MTEX”. Information for each of Mannatech’s five most recent fiscal years, with respect to its net sales, results of operations, and identifiable assets is set forth in” Item 6. – Selected Financial Data” of this report.

Mannatech’s principle executive offices are located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019 and its telephone number is (972) 471-7400. Mannatech’s corporate filings can be viewed on its corporate website at www.mannatech.com or obtained by contacting its investor relations department at (972) 471-6512 or IR@mannatech.com.

Industry Overview

Nutrition Industry

According to the June 2004 Nutrition Business Journal, the United States Nutrition Industry reported that the nutrition industry’s annual revenues increased to $63 billion in 2003 from $58 billion in 2002. For 2002 and 2003, the percentages of annual revenues from the different sectors within the United States nutrition industry were composed of the following:

Nutrition Industry Sector	2002	2003
Functional foods	35%	35%
Nutritional supplements	32%	32%
Natural and organic foods	25%	26%
Natural personal care	8%	7%

Total nutrition industry	100%	100%

Of the total reported annual revenues from the United States nutrition industry, the percentage of total annual revenues by sales outlet type for 2002 and 2003 was as follows:

Nutrition Industry Sales Outlet	2002	2003
Grocer, drug, mass merchandise or club	53%	53%
Specialty retail	32%	33%
Mail order	3%	2%
Multi-level marketing	9%	9%
Practitioner	2%	2%
Internet	1%	1%

Total sales by sales outlet	100%	100%

The Nutrition Business Journal hosted a seminar in March 2005, called the Global Market web seminar. At this seminar, the Nutrition Business Journal reported that globally the nutrition industry’s annual revenues increased in 2003 by 8.4% to $182 billion from $168 billion in 2002. The Nutrition Business Journal predicted that global annual revenues for the nutrition industry will grow at an annual rate of between 5% and 7%, of which the nutritional supplements sector is expected to grow between 3% and 5%. The continued reported growth rate for the nutrition industry is largely attributed to the following:

•	the boom of the Internet and increased information available to consumers;

•	the rising cost of health care;

•	the growing acceptance of the concept of natural-based alternatives;

•	the general aging of the population; and

•	the passage of regulatory acts in foreign markets similar to those in the United States, such as the Dietary Supplement Health and Education Act of 1994, known as “DSHEA”.

Direct Selling Industry

In today’s marketplace, many manufacturers and consumers use direct-selling as an effective channel for selling products. Recently there have been influxes of prominent investors who have invested in direct selling companies that have provided direct selling companies with additional credibility in the marketplace. For example, in 2002, Berkshire Hathaway, Inc. acquired a network-marketing vendor of kitchen products. Other capital investment groups have also invested in direct selling companies and large corporations have diversified their marketing strategy by entering the direct marketing arena.

According to the Direct Selling Association, United States direct sales totaled $29.6 billion, in 2003, which was an increase of 3.0% from 2002 reported direct sales of $28.7 billion. The composition of the total direct sales for 2002 and 2003 included the following:

Major Product Group	2002	2003
Home/family care (cookware, appliances, etc.)	33.5%	32.0%
Personal care (cosmetics, jewelry, etc.)	28.2%	29.4%
Services/other	15.5%	15.4%
Wellness (weight loss products, vitamins, etc.)	15.4%	15.3%
Leisure/educational (books, videos, toys, etc.)	7.4%	7.9%

Total	100.0%	100.0%

The Direct Selling Association estimates that over 55% of the United States population has purchased goods or services through a direct selling channel. In addition, according to the June 2004 Nutrition Business Journal, in 2003, the United States direct channel nutrition industry reported its best year since 1999 by posting a 3.6% increase in annual revenues. Both the Direct Selling Association and Mannatech believe that the combination of an effective e-commerce platform coupled with utilizing efficient network-marketing channels helps increase revenue growth as consumers continue to seek information, thereby providing opportunities for brand marketers to reach and influence a vast consumer base. Mannatech’s net sales for 2004 grew over 54%, which surpassed the industry’s predicted average expected growth rate of 5%. Mannatech’s net sales for 2004 were 0.5% of the total reported net sales for the United States nutrition industry. Mannatech believes the combination of its “high tech with high touch” marketing approach coupled with its product efficacy and its distinct and unique ingredients allows it to differentiate itself from its competition and will continue to allow Mannatech to experience global growth in the future.

Operating Strengths

1.	High-Quality, Innovative, Proprietary Products. Mannatech’s product concept is based on the scientific belief that certain carbohydrates and other key micronutrients are essential for maintaining a healthy immune system. Mannatech believes the addition of nutritional supplements to a balanced diet, coupled with an effective exercise program will enhance and maintain optimal health and wellness.

In February 2003, Technology Review, MIT’s Magazine of Innovation, published a report called “The 10 Emerging Technologies that will Change the World.” In this article, Glycomics, which is the study of sugars, was noted as one of the ten emerging fields. In this article, glycomics was considered to play an important function in the body, as well as a critical role in stabilizing and determining the function of proteins through a process called glycosylation. Glycosylation is a process where sugar molecules attach to other molecules including newly made proteins. According to this article, scientists were stated to believe that by manipulating glycosylation, or sugars themselves, researchers hope to curtail certain disease processes. Throughout its history, Mannatech’s product development is based on this scientific discovery that the body needs at least specific eight sugars to support efficient and effective cell-to-cell communication to help maintain optimal health and wellness. Mannatech’s products are predominately formulated with naturally-occurring, plant-derived, carbohydrate-based products that are designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness, rather than attempting to develop synthetic, carbohydrate-based products, as other companies are doing.

Mannatech believes its proprietary blend of Ambrotose® Complex distinguishes it as a leader in the nutritional supplements industry and that no other combination of vitamins, minerals, amino acids, or herbals can replace the saccharides found in Ambrotose® Complex. Mannatech believes that the use of this unique compound in its products allows it to differentiate and distinguish its products from those of its competitors. As a result, Mannatech has filed for patents in the United States and abroad for this and other of its compounds.

2.	Research and Development Efforts. Mannatech believes in quality research and development. Mannatech uses many processes for new product development and for continued testing of existing products. Mannatech’s new product development process begins with identification of a new product concept. Mannatech’s science committee and team of researchers review the new product concept and identify demand for the new product concept. Once successfully identified, a combination of Mannatech’s Board of Directors, executive team, and outside consultants further examine the new product concept to conclude whether it is compatible with Mannatech’s overall business philosophy and whether it can achieve an adequate return on investment from the product development. As part of its research efforts, Mannatech and its team of researchers and consultants identify the most effective formula, the most efficient suppliers of raw materials, and high-quality manufacturers for each new product concept. Finally, before launching any new product, Mannatech ensures that the product is thoroughly tested and that it satisfies Mannatech’s quality assurance program.

Mannatech’s existing products must also pass an on-going quality assurance program. Mannatech continually seeks to identify new clinical studies and scientific research to further validate and substantiate its products. Mannatech offers a variety of resources detailing its product research and quality assurance program on its corporate website, www.mannatech.com, and its award-winning, educational Internet database website, called www.GlycoScience.org, which describes product ingredients and provides various education-based product information about ingredients found in dietary supplements.

Mannatech’s research and development team has more than 160 years of combined experience. Mannatech believes that its research and development team and its facilities and strategic alliances with its suppliers, consultants, and manufacturers allows it to effectively identify, develop, and market high-quality, innovative, proprietary products that will increase its competitive advantage in the marketplace. Mannatech invested $3.4 million, $4.0 million, and $7.0 million, in 2002, 2003, and 2004, respectively, in its research and development efforts. Historically, Mannatech budgets between 2% and 3% of its annual net sales for targeted research and development efforts. In 2005, Mannatech projects it will spend between $7.0 million and $8.0 million for its on-going research and development efforts. A lot of Mannatech’s research and development efforts are conducted in its laboratory and are performed using scientifically-advanced equipment such as gas and liquid chromatography and mass spectrometers. Such equipment is used to:

•	develop and maintain Mannatech’s quality standards;

•	support various research and development efforts for new naturally-occurring compounds and products; and

•	help improve or enhance Mannatech’s existing products.

3.	Quality Assurance Program. Mannatech believes in using high quality ingredients and requires a high standard of production from its manufacturers. Mannatech’s team of quality assurance professionals, research scientists, and doctors is comprised of professionals who have more than 55 years of combined experience in the pharmaceutical industry. Mannatech’s quality assurance team ensures that Mannatech’s quality standards are consistently met by routinely inspecting and testing its products in its laboratory.

Mannatech’s quality assurance program is based on nationally recognized standards such as current Good Manufacturing Practices. Mannatech’s team of experts helps ensure that its formulations are made with superior ingredients and follow Mannatech’s required guidelines. Mannatech further requires that its product formulations meet rigorous specifications for microbiological, chemical, and physical analysis.

To ensure strict controls over its products through all phases of production, packaging, and distribution, Mannatech contracts with suppliers and manufacturers that have equally high-quality assurance standards, meet stringent FDA requirements, and are certified by official accredited bodies such as NSF International or the National Nutritional Foods Association. Mannatech routinely evaluates its suppliers’ and manufacturers’ quality assurance programs to ensure that they follow Mannatech’s specifications, sampling plans, and test procedures. To ensure consumer satisfaction, Mannatech’s quality assurance team samples and tests each batch of products produced by its suppliers and/or manufacturers. In addition, Mannatech packages its dietary supplements with inner and outer seals to minimize possible tampering. Further, Mannatech performs stability studies under controlled and accelerated temperature storage conditions to ensure the accuracy of the expiration dates of its products.

4.	High-Caliber, Industry-Leading Independent Associates. Mannatech’s independent associates are comprised of very dedicated, hard working, high-caliber individuals many of whom have been associated with the network-marketing industry for decades and have been with Mannatech since its beginning. To capitalize on the wealth of knowledge of its independent associates, Mannatech sponsors a 10-member panel of independent associates, called the Associate Advisory Council, who help identify and effectively relay Mannatech’s independent business-building associates’ needs. Each Associate Advisory Council member is elected by the entire independent associate base of leaders to serve a three-year term. The Associate Advisory Council meets with Mannatech’s senior management at least four times a year to recommend changes, discuss issues, and provide new ideas or concepts. Mannatech also believes it provides its independent associates with a full spectrum of innovative systems and a robust and efficient pipeline of quality-driven nutritional supplements aimed at maintaining optimal health and wellness that helps to increase the opportunities for its independent associates.

5.	Support Philosophy for its Customers. Mannatech is fully committed to providing the highest level of support services to its customers. Mannatech believes that it meets expectations and builds loyalty through the following:

•	providing efficient order processing centers to support its operations;

•	offering highly-personalized and responsive customer service;

•	offering a reasonable product return policy;

•	providing a comprehensive corporate website, which allows instant access to Internet ordering, information, and various marketing tools;

•	offering free personalized website development for its independent associates;

•	maintaining an extensive web-based downline management system called Success Tracker™ that provides access to a wealth of reporting for its independent associates, at minimal costs;

•	offering updated training/orientation programs to enhance and help ensure consistent world-wide training programs for its independent associates by integrating audio, video, and graphics into user-friendly, interactive presentation tools that can be tailored into individual marketing and training aids;

•	providing strategically based distribution fulfillment centers to ensure its products are shipped on time and at minimal cost;

•	employing an interactive legal/compliance department to help consistently enforce Mannatech’s policies and procedures;

•	sponsoring comprehensive training about Mannatech’s products, promotional materials, and offering a full spectrum of comprehensive educational materials; and

•	sponsoring several corporate events, which are designed to provide information, education, and motivation for its business builders, and help stimulate business development. These events provide an interactive venue for launching new products and services, and allow interaction between Mannatech’s management, outside researchers, and its independent associates.

6.	Flexible Operating Strategy. Mannatech believes efficiency, focus, and flexibility are paramount to its operations. For over a decade, Mannatech has contracted with third party suppliers and manufacturers for all of its production to help minimize capital expenditures, springboard from the expertise of these suppliers, and build resources for strategic alliances in the areas of distribution and logistics, product registration, and export requirements. By contracting with various suppliers and manufacturers and by outsourcing distribution for its foreign operations, Mannatech believes is able to quickly adapt its operations to current demand in a timely, efficient, and cost-effective manner. Mannatech monitors the performance of its third party contractors to ensure that they maintain a high quality of service. In addition, Mannatech has identified alternative sources for most of its raw materials suppliers and finished goods manufacturers to help prevent any significant interruption in production should existing contractors be unable to perform satisfactorily.

7.	Experience and Depth of Mannatech’s Management Team. Mannatech continually strengthens its highly-focused and well-experienced team of executives. Mannatech has invested heavily in providing extensive executive-based training for its core management team to ensure the quality and integrity of its operations with the appointment of Donald A. Buchholz as its ninth member of its Board of Directors and fifth independent director. The appointment of a fifth independent board member to Mannatech’s Board of Directors makes the majority of its Board dominated by independent board members. Mr. Buchholz, who was a founder and is Chief Executive Officer of Southwest Securities, brings a wealth of knowledge and expertise to Mannatech, in the fields of business operations, finance, and marketing. Mannatech also capitalizes on the strength and knowledge of various consulting firms to further extend its skill sets. Mannatech’s principal officers, managers, and employees have substantial business experience and are able to apply their knowledge of business operations to Mannatech’s network-marketing operations. Mannatech’s management team and employees are equally committed to delivering high-quality products and superior service.

Business Strategy

Mannatech’s goals for its future include the following:

1.	Continuing to Strengthen its Financial Results and Returning Value to its Shareholders and Independent Associates. Mannatech reported a significant increase in its financial results in 2004. Mannatech hopes to continue this trend and to continue to declare cash dividends for its shareholders in the future. Mannatech plans to improve its financial results by continuing to focus on ways to increase revenues in both its domestic and foreign operations, continuing to control costs, and by expanding operations into Taiwan. In addition, Mannatech plans to begin registering its products in Germany and Denmark in mid 2005. Mannatech believes that its future product sales will improve as a result of its continued success in attracting and retaining its independent associates. During 2004, the number of current independent associates and members who purchased packs and products from Mannatech increased by 39.8% to approximately 369,000 as of December 31, 2004 as compared to 264,000 a year ago. Further, the number of independent associates and members increased by 32.05% to 264,000 for the year ended 2003 as compared to 200,000 for the year 2002.

2.	Developing New Products and Enhancing Existing Products. Mannatech continues to focus on new areas for future product development and will continue to evaluate various skin care products and other nutritional products for future product development. In addition, Mannatech strives to ensure that its products are made from high-quality, effective ingredients and contain one or more of its proprietary compounds, which it believes helps in its pursuit of being a cutting-edge industry leader. Mannatech expects that any future products it develops will complement and enhance its existing products. Through on-going research and established relationships with suppliers and manufacturers, Mannatech continues to identify alternative ingredients to improve the efficacy of its products and to achieve certain economies of scale. In March 2005, Mannatech introduced a more concentrated formula of its proprietary product Ambrotose® called, Advanced Ambrotose®.

3.	Attracting and Retaining New independent Associates. Mannatech strives to financially reward its independent associates for their business successes, loyalty, and on-going achievements. As a result, Mannatech continually examines its global associate career and compensation plan and periodically introduces new incentives, such as its travel incentives, to attract and retain independent associates. Mannatech believes its global associate career and compensation plan encourages greater associate retention, motivation, and productivity. No single independent associate has ever accounted for more than 10% of Mannatech’s consolidated net sales.

4.	Expanding its Presence in Certain Markets. Mannatech currently operates in seven major markets including the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, and South Korea. In mid 2005, Mannatech plans to open operations in Taiwan. Mannatech also plans to begin registering its products in Germany and Denmark. Mannatech has experienced growth in both its domestic and foreign operations and believes there is potential for additional revenue growth through cultivation of its existing markets and expansion into new markets. The following table sets forth net sales by country for the year ended December 31, in millions, and the percentage of consolidated net sales:

	United States		Canada		Australia		United Kingdom		Japan		New Zealand*		South Korea**		Total
2004	$192.5	65.4%	$22.2	7.5%	$30.6	10.4%	$10.5	3.6%	$24.5	8.3%	$12.9	4.4%	$1.3	0.4%	$294.5	100.0%
2003	$127.8	67.0%	$16.7	8.7%	$15.6	8.2%	$5.0	2.6%	$18.6	9.7%	$7.3	3.8%	$—	—%	$191.0	100.0%
2002	$105.0	74.5%	$16.4	11.6%	$6.6	4.7%	$1.6	1.1%	$9.0	6.4%	$2.3	1.7%	$—	—%	$140.9	100.0%

*	New Zealand began operations in June 2002.
**	South Korea began operations in September 2004.

Products and Product Development

Scientists have discovered that a healthy body consists of many sophisticated components working in harmony to achieve optimal health and wellness. To achieve this harmony, the body needs to achieve and maintain accurate cellular communication to function at an optimal level. In its most basic form, the body’s internal communication occurs at the cellular level and is referred to as cell-to-cell communication. Scientists have also learned that there are over 200 monosaccharides, also called sugar molecules, which form naturally within plants, eight of which are considered vital components for cellular communication in the human body. These eight sugar molecules are found on the surface of all cells. Furthermore, scientists have found that certain proteins have one or more monosaccharides attached to them, which forms a molecule called glycoprotein. In addition, Harper’s Biochemistry, a leading and nationally-recognized biochemistry reference source, recognizes that these eight different sugar molecules are commonly found in human glycoproteins and are believed to be key in helping healthy to provide cell-to-cell communication in the human body. The eight sugar molecules include the following:

•	fucose;

•	galactose;

•	glucose;

•	mannose;

•	N-acetylgalactosamine;

•	N-acetylglucosamine;

•	N-acetylneuraminic acid; and

•	xylose.

These eight sugar molecules play an essential role in all cell-to-cell communication. Scientists have found that the body needs certain carbohydrates that contain up to 85% of the saccharides to support and maintain optimal health and wellness. Based on scientific knowledge and the study of glycoproteins, Mannatech developed its proprietary compound, Ambrotose® Complex, to provide the body with certain of these eight sugars. Mannatech has applied for patents around the globe to protect its formulation and use of Ambrotose® Complex and has been issued 17 patents in various foreign jurisdictions as of December 31, 2004.

Currently, Mannatech offers 22 different nutritional products, three topical products, and a weight-management system consisting of five different products. Mannatech also offers a full spectrum of sales aids for its independent associates including various enrollment and renewal packs, orientation and training programs, brochures, audio and videotapes, DVD’s, web-based data management tools, and personalized website development.

Mannatech focuses its full spectrum of products on achieving and maintaining optimal health and wellness. Mannatech’s line of optimal health and wellness products includes the following:

•	General Overall Optimal Health. Mannatech’s Optimal Health System offers a variety of nutritional supplements that aid in optimizing overall health and wellness and includes, Plus, Glycentials® Vitamin and Mineral Supplement, Life Enhancement Pack™, Ambrotose AO®, Classic ManAloe®, and beginning in March 2005, Advanced Ambrotose®.

•	Wellness Management. Mannatech’s Wellness Management products concentrate on specialized nutrients to help support and maintain specific areas of the body and includes Ambrotose® Complex, CardioBalance®, Immunostart™, Ambrotose® Bulk, Mannacleanse™, PhytAloe®, PhytAloe® Bulk, and Ambrotose® with Lecithin.

•	Lifestyle Solutions. Mannatech’s Lifestyle Solutions products are specifically designed to further support specific physiological functions that may need additional nutritional support and includes Manna-C™, AmbroStart®, Mannatonin™, and Wellness Water Bottle.

•	Sports Performance Nutrition. Mannatech’s Performance Nutrition products target an active lifestyle and helps provide nutrition to support optimal physical performance and maintain muscle mass and includes Sport and Empact®.

•	GlycoLEAN® BODY System. Mannatech’s GlycoLEAN® Body System concentrates on various aspects of nutrition and weight management and includes Accelerator 2™, Catalyst™ with Ambroglycin™, Fiber Full™, and GlycoSlim® Meal Replacement Drinks in Vanilla and Chocolate.

•	Skin Care. Mannatech’s Skin Care solutions products are designed to help improve and strengthen the skin’s own natural texture, softness and elasticity including damaged areas, as well as to help deliver vital antioxidants to the skin. Mannatech’s Skin Care products include three topical products: AmbroDerm®, Emprizone®, and Firm.

•	Children’s Growth Essentials. Mannatech’s Growth Essentials products target nutrition for children to help optimize overall health and wellness and includes Glyco-Bears® and its new MannaBears™.

Mannatech continues to explore additional products that expand its focus on skin care and other nutritional products. In March 2005, Mannatech introduced Advanced Ambrotose® into the market, which is a more concentrated formula of its proprietary product Ambrotose®, and will continue to register its core products in new foreign locations. Mannatech’s product committee continues to focus on identifying and analyzing potential new products and compounds that target overall health and wellness. When considering new products and compounds, Mannatech’s product committee uses the following criteria:

•	marketability and proprietary nature of the product;

•	demand for the product;

•	competitors’ products;

•	regulatory considerations;

•	availability of ingredients; and

•	existence of data supporting claims of efficacy.

To maintain a flexible operating strategy and ability to increase production capacity, Mannatech contracts with third-party contractors to produce all of its products. This strategy effectively allows Mannatech to quickly respond to fluctuations in demand with minimal investment and helps control operating costs. Mannatech believes that its suppliers and manufacturers are high-quality and are capable of meeting Mannatech’s current and projected inventory requirements over the next several years. However, as a safety measure, Mannatech has also identified and approved alternative suppliers and manufacturers to ensure that it will be able to meet demand changes in a timely manner and minimize any risk of business interruption. Mannatech maintains a supply agreement with its supplier of Manapol®, which requires Mannatech and its manufacturers to collectively buy a minimum monthly volume at an agreed-upon price through November 2005. Mannatech also maintains supply agreements for various other raw materials that are used in its research and development process and in its products.

Mannatech’s main distribution facility in Coppell, Texas, consists of 75,000 square feet of leased space that houses an automated distribution system capable of processing up to 18,000 orders per day. This system currently operates at 35% of its capacity. This system is capable of supporting Mannatech’s planned sales volume growth. To maximize its operating strategy and minimize the cost, Mannatech contracts with third-party contract distribution facilities in Canada, Australia, the United Kingdom, Japan, and the Republic of Korea, and plans to contract with a third-party distribution contractor in Taiwan. By entering into these distribution facility agreements, Mannatech maintains a flexible operating capacity, minimizes its cost of shipping an order and generally is able to process an order within 24-hours after order placement and payment. For further information on these contract facilities, see “Item 2. Properties” of this report.

Competition

Other Nutritional Supplement Companies. The nutritional supplement industry is steadily gaining momentum and is intensely competitive. Mannatech competes directly with companies that sell similar nutritional products including:

•	Nu Skin Enterprises, Inc.;

•	Usana Health Sciences, Inc.;

•	Nature’s Sunshine Products, Inc.;

•	Body Wise International, Inc.;

•	Herbalife International, Inc;

•	Market America, Inc.;

•	Solgar Vitamin and Herb Company, Inc.; and

•	Weider Nutrition.

Network-Marketing. Nutritional supplements are offered for sale in a variety of ways. Network-marketing has a limited number of individuals interested in participating in the industry, and Mannatech must compete for these individuals, as Mannatech believes that network-marketing is the best sales approach to sell its products because of the following:

•	Mannatech’s products can be introduced into the global marketplace at a much lower up-front cost than through conventional methods;

•	key ingredients and differential components of Mannatech’s products can be explained better through network-marketing;

•	the network-marketing approach can quickly and easily adapt to changing market conditions;

•	consumers appreciate the convenience of ordering from home, through a sales person, by telephone, or on the Internet; and

•	network-marketing enables independent associates to earn financial rewards.

Mannatech competes with other direct selling and network-marketing companies for new independent associates and for retention of existing independent associates. Some of its competitors have longer operating histories, are better known, or have greater financial resources. These companies include:

•	Alticor Corporation;

•	Body Wise International, Inc.;

•	Envion International;

•	Forever Living Products, Inc.;

•	Herbalife International, Inc.;

•	Mary Kay, Inc.;

•	Nature’s Sunshine Products, Inc.;

•	New Vision International;

•	Nu Skin Enterprises, Inc.;

•	Reliv, International Inc.;

•	Shaklee Worldwide; and

•	Usana Health Sciences, Inc.

The availability of independent associates decreases when other network-marketing companies successfully recruit and retain people for their operations. Mannatech believes it can successfully compete for independent associates by emphasizing the following:

•	its unique proprietary blend of high-quality products;

•	its eleven-year track record in the business of selling nutritional products;

•	not requiring independent associates to carry inventory or accounts receivable;

•	the benefits of its unique and financially rewarding global associate career and compensation plan;

•	its innovative, highly technological marketing and educational tools; and

•	the ease and convenience of its delivery system.

Intellectual Property

Mannatech aggressively pursues registrations for all trademarks associated with its key products and protects its legal rights concerning its trademarks. As of December 31, 2004, Mannatech had approximately 34 trademark registrations in the United States and approximately four trademark applications pending with the United States Patent and Trademark Office. At December 31, 2004, Mannatech also had approximately 310 trademark registrations and 67 trademark applications pending in 21 foreign jurisdictions. The protection available in foreign jurisdictions may not be as extensive as the protection available to Mannatech in the United States. However, Mannatech must rely on common law trademark rights to protect its unregistered trademarks, even though such rights do not provide Mannatech with the same level of protection as afforded by a United States federal registration of a trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables Mannatech to discontinue the unauthorized use of the trademark by a third party anywhere in the United States provided that the unauthorized third party user has not perfected its common law rights of the trademark in the specific geographic area prior to the date Mannatech registered its trademark.

As of December 31, 2004, Mannatech had been issued 17 patents in the following foreign jurisdictions in connection with its proprietary product Ambrotose® Complex: Australia, France, Germany, Hong Kong, Ireland, Italy, Liechtenstein, Malaysia, Mexico, New Zealand, Singapore, South Africa, Republic of Korea, Spain, Switzerland, Taiwan, and the United Kingdom. These patents grant Mannatech the exclusive right to prevent others from making, using, or selling the patented subject matter through 2017. The exclusionary rights of these patents are national in scope. Mannatech also has one patent and seven patent applications pending in the United States Patent and Trademark Office. Five of the patents pending are in connection with Ambrotose® Complex and the others are in connection with ImmunoStart®, Ambrotose AO® and its website GlycoScience.org. At December 31, 2004, Mannatech also had submitted 13 patent applications in various foreign jurisdictions in connection with Ambrotose® Complex. Until a patent is approved and issued, Mannatech cannot exclude others from making, using, selling, offering to sell, or importing a product that falls within the scope of the claims in the application. Mannatech also owns its domain name mannatech.com.

Associate Distribution System

Overview. Mannatech’s sales philosophy is to distribute its products through a network-marketing operation where consumers purchase products for personal consumption or resale. Mannatech’s members and retail customers purchase Mannatech’s products for personal consumption but do not participate in Mannatech’s global associate career and compensation plan. Mannatech’s independent associates participate in Mannatech’s global associate career and compensation plan. All of Mannatech’s associates are independent contractors who are contractually bound to follow certain policies and procedures. These policies and procedures help Mannatech ensure the legality of its independent associates’ activities by requiring associates to comply with regulatory guidelines and act in a consistent, professional manner.

Mannatech’s revenues are heavily dependent upon the retention and productivity of its independent associates to achieve long-term growth. Mannatech believes the introduction of new innovative incentives, such as travel incentives will continue to motivate its independent associates and help expand Mannatech’s global customer purchasing base. Mannatech remains actively committed to the expansion of the number of independent associates through recruitment, support, motivation, and compensation. Total independent associates and members purchasing Mannatech products within the 12 months ended December 31, 2003 and 2004 were approximately 264,000 and 369,000, respectively.

Mannatech does not have any significant accounts receivable from its customers, as its customers are required to pay for purchases prior to shipment. Independent associates, members, and customers generally pay for products by credit card, although orders can also be paid with cash, wire transfers, direct account withdrawal, money orders, and/or checks. To gain operating efficiencies, Mannatech offers a 10% discount to independent associates and a 5% discount for independent members who enroll in its automatic monthly order program, a program where the independent associates and members register for a standing order to be shipped to them every four weeks. Mannatech’s automatic monthly orders have continued to increase to approximately 75.4% of total orders placed for the year ended December 31, 2004 as compared to 68.5% for the year ended December 31, 2003 and 65.0% of the total orders placed for the year ended December 31, 2002.

Independent Associate Development. Network-marketing consists of enrolling individuals who will build a network of independent associates, members, and retail customers who purchase products directly from Mannatech. Mannatech supports its independent associates by providing an array of support services that can be tailored to meet individual needs, including:

•	offering educational meetings and corporate-sponsored events;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;

•	providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;

•	maintaining an efficient decentralized ordering and distribution system;

•	providing highly personalized and responsive order processing and customer service support that can be accessed by multiple communication channels including telephone, Internet, or e-mail;

•	offering 24-hour, seven days a week access to information and ordering through the Internet;

•	offering Success Tracker™, a customized business-building genealogy system, which contains graphs, maps, alerts, and reports for its independent associates;

•	providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment; and

•	developing and maintaining an award-winning, innovative, searchable, science-based information database on the Internet, called www.GlycoScience.org, which provides education and information about various nutritional ingredients.

Mannatech and its existing independent associates train and educate new independent associates about Mannatech products and network-marketing. Mannatech offers a global orientation/training program that integrates audio, video, and graphics so that associates can customize into their own individual, unique marketing and training program. This training program helps provide systematic and uniform training related to Mannatech’s products and the related global regulatory requirements, global associate career and compensation plan and various methods of conducting business. Mannatech also offers a variety of brochures, monthly newsletters, two magazines, and other promotional materials to associates to assist in their sales efforts, training and continuing education. Mannatech continually updates its training and promotional materials to provide associates with the most current information and tools.

Mannatech’s global associate career and compensation plan consists of ten different associate leadership achievement levels. Independent associate leadership levels from lowest to highest include:

•	active;

•	qualified;

•	regional;

•	national;

•	executive;

•	presidential;

•	bronze;

•	silver;

•	gold; and

•	platinum.

The initial leadership level is based upon the initial pack purchased by the independent associate. Thereafter, leadership levels are determined by the growth and volume of direct and indirect commissionable net sales credited to the associates’ global organization. Global commissionable net sales are calculated based on product and pack sales, which are assigned a certain product point volume. Promotional materials and training aids are not assigned any point volume. Independent associates earn points, which in turn earn commissions from the independent associates’ direct and indirect global product sales, as well as the expansion of their networks, also referred to as their global seamless downline structure. A global seamless downline structure allows independent associates to build their global organization by expanding their existing downlines into all international markets rather than having to establish new downlines to qualify for higher levels of commissions within each new country. Mannatech’s global associate career and compensation plan is designed to comply with all applicable governmental regulations that govern the various aspects of payments to independent associates in each country.

Based upon knowledge of industry-related network-marketing compensation plans, Mannatech believes that its global associate career and compensation plan remains strong in the industry and is currently among the most financially rewarding plans offered in its industry. Together, Mannatech’s commissions and incentives, as a percentage of net sales, range from 41% to 46% of consolidated net sales and are expected to continue to remain in the same percentage range in the future.

Mannatech’s global associate career and compensation plan pays various types of commissions and incentives based upon a point system that calculates a percentage of the independent associate’s commissionable direct and indirect net sales and the attainment of certain associate leadership levels. Mannatech believes its global associate career and compensation plan fairly compensates its independent associates at every stage of building their business by quickly rewarding an independent associate for both the breadth and depth of their global seamless downline structure.

Mannatech’s global associate career and compensation plan identifies and pays 15 different types of incentive commissions to its qualified independent associates, which are based on the following:

•	product sales generated from an independent associates’ global downline and earning certain achievement levels;

•	enrolling new independent associates or members who place a product order;

•	achieving certain leadership levels and enrolling other independent associates in a downline who place a monthly automatic order;

•	obtaining certain leadership levels and developing certain leadership levels within their downline organization;

•	building a team of six qualified independent associates in their global downline who order products regularly;

•	achieving and maintaining certain leadership levels, plus an additional bonus is paid to every qualified independent associate within their downline who achieves that same leadership level; and

•	various other incentive programs, including periodic travel incentives.

Management of Independent Associates. Mannatech takes an active role in the oversight of its independent associates. Mannatech tries to ensure that its independent associates’ conduct complies with applicable laws and regulations governing the sale of its products and the promotion of its business opportunities by contractually binding its independent associates to abide by Mannatech’s policies and procedures for its independent associates and members. Mannatech provides each independent associate with a copy of its policies and procedures upon signing up as an independent associate and uses various media formats to distribute changes to its policies and procedures that must be followed in order to remain compliant with respect to Mannatech’s policies and procedures, including publishing the changes in a newsletter, posting the changes on its corporate website, and announcing the changes at various educational meetings, seminars, and webcasts. Furthermore, Mannatech’s legal/compliance department periodically monitors its independent associates’ websites for content. In an effort to decrease the number of independent websites owned by its independent associates and to preserve and protect its trademarks, Mannatech offers Mannapages™. Mannapages™ is a standardized personal Internet website program created to help its independent associates with their sales efforts, provide consistent standardized information and education, and assist Mannatech in monitoring websites of its independent associates.

Mannatech’s legal/compliance program also depends on its independent associates to self-regulate by providing a standardized complaint process. When a complaint is filed against an independent associate, Mannatech’s legal/compliance department conducts an investigation of the allegations by obtaining a written response from the independent associate and witness statements, if applicable. Depending on the nature of the violation, Mannatech may suspend and/or terminate the non-compliant associates’ agreement and/or may impose various sanctions, including written warnings, probation, withholding commissions, and termination of associate status. Mannatech’s legal/compliance department, in cooperation with other departments and associates, periodically evaluates the conduct of its independent associates and the need for new and/or revised policies and procedures. Mannatech’s legal/compliance program assists in maintaining high ethical standards among its independent associates, which helps its independent associates in their sales efforts. Mannatech also sponsors continuing education to ensure that its independent associates understand and abide by Mannatech’s associate policies and procedures.

Product Return Policy. Mannatech stands behind its products and believes it offers a reasonable and industry-standard product return policy to all of its customers. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. Mannatech allows its independent associates and members to exchange products as long as the products are unopened and restockable. Mannatech has three product return policies. The policies are for its retail customers, its members, and its independent associates.

Retail Customer Product Return Policy. Mannatech’s retail customer product return policy allows a retail customer to return any used or unused portion of any of its products to the original independent associate who sold them the product and such associate will provide the retail customer with a full cash refund. The independent associate is required to then forward proof of the retail customer’s refund to Mannatech to receive a replacement product.

Member Product Return Policy. Mannatech’s member product return policy allows members to return an order within 30 days of the purchase date without being terminated or being charged a 10% restocking fee. After 30 days from the purchase date, the members are still allowed to request a refund, but are charged a 10% restocking fee and may be terminated as an active member.

Independent Associate Product Return Policy. Mannatech’s independent associate product return policy allows its independent associates to return an order within one year of the purchase date upon terminating their account with Mannatech. Mannatech may allow the independent associate to receive a full refund less a 10% restocking fee. Mannatech will only issue a refund to the independent associate if the product is returned, unopened and restockable, and is in good, reusable condition. After a refund is granted, Mannatech will terminate the associates’ account, unless Mannatech caused the error or problem. Independent associates are allowed to exchange products without having their accounts terminated.

Information Technology Systems

Mannatech’s information technology and e-commerce systems include a transaction-processing database, financial systems, and comprehensive management tools that are designed to:

•	minimize the time required to process orders and distribute products;

•	provide confidentially-detailed and customized ordering information;

•	quickly respond to information requests, including providing detailed and accurate information to independent associates about qualification and downline activity;

•	provide detailed reports about commissions and incentives paid;

•	support order processing and customer service departments; and

•	help monitor, analyze, and report operating and financial results.

To complement its transaction database, Mannatech developed a comprehensive management tool called Success Tracker™ that is used both internally and by its independent associates to manage and optimize their business organizations. With this tool, independent associates have constant access to graphs, maps, alerts, and reports on the status of their individual organizations, which helps to optimize their earnings.

Mannatech also maintains a service continuity plan to minimize the risk of loss due to any disruption in business. The plan encompasses all critical aspects of business and identifies contacts, resources and an action plan to have Mannatech running within 72 hours after a disaster. Additionally, Mannatech performs daily backup procedures and monitors various software and hardware systems. Mannatech also performs routine maintenance procedures and periodically upgrades its software and hardware to help ensure that its systems work efficiently and effectively and to minimize the risk of business interruption.

Mannatech continues to enhance its information technology, websites, and e-commerce platforms to remain competitive and efficient. During 2004, Mannatech spent approximately $14.0 million on information technology, of which approximately $4.7 million was capitalized related to computer hardware, computer software and internally developed software projects. In 2005, Mannatech plans to spend between $12.0 million and $16.0 million for targeted capital projects, which are predominately information technology projects to enhance functionality. These capital projects include the following:

•	upgrading its web page and implementing an electronic repository database;

•	designing and implementing an e-commerce and transaction-processing database for its planned Taiwan operations; and

•	developing and implementing a new transaction-processing database, which is expected to be implemented in early 2006, to enhance and expand existing processing methodologies and data retention, and to provide greater efficiency for all countries.

In 2004, Mannatech’s financial system included five sub-modules that directly interface with the general ledger module and report-writing system. This financial system is Windows-based and operates on several platforms to enable Mannatech to track, report and analyze financial information. During 2004, Mannatech purchased a multi-faceted financial system called PeopleSoft® Enterprise One. After purchasing this system, Mannatech configured its financial modules and put the system into operation in January 2005. In 2006, Mannatech plans to fully integrate its new financial system with its new transaction-processing database, which will also utilize a customized PeopleSoft® Enterprise One system. Mannatech believes its new PeopleSoft® Enterprise One system will be sufficient to support its operations for the foreseeable future.

Government Regulations

Domestic Regulations. In the United States, governmental regulations, laws, administrative determinations, court decisions, and similar legal requirements at the federal, state, and local levels regulate companies and network-marketing activities. Such regulations address, among other things:

•	direct selling and network-marketing systems;

•	transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;

•	taxation of its independent associates and the requirement to collect taxes and maintain appropriate records;

•	how a company manufactures, packages, labels, distributes, imports, sells, and stores products;

•	product ingredients;

•	product claims;

•	product labels;

•	advertising; and

•	the extent to which a company may be responsible for claims made by its independent associates.

The following governmental agencies regulate various aspects of Mannatech’s business and its products in the United States:

•	the Food and Drug Administration (FDA);

•	the Federal Trade Commission (FTC);

•	the Consumer Product Safety Commission;

•	the Department of Agriculture;

•	the Environmental Protection Agency;

•	the United States Postal Service;

•	state attorneys general offices; and

•	various agencies of the states and localities in which Mannatech’s products are sold.

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, over-the-counter drugs, and pharmaceuticals. The FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body,” which includes regulations requiring companies, including Mannatech and its suppliers and manufacturers, to meet current Good Manufacturing Practices in the preparation, packaging, storage, and shipment of its products. The FDA has also published a Notice of Advanced Rule Making for Good Manufacturing Practices that requires manufacturers of dietary supplements to follow the prescribed current Good Manufacturing Practices. In 2004, the FDA proposed additional regulations that would require additional information about a company’s product ingredients to be included on the company’s product labels. Mannatech believes it meets the necessary regulations of the FDA and that its suppliers and manufacturers are in compliance with applicable laws and regulations. In 2005, Mannatech will continue to focus on validating its compliance with newly introduced current Good Manufacturing Practice regulations and Canadian Health Product Regulations in Canada and the Therapeutic Goods Advertising Code in Australia, while preparing for additional regulations to be introduced in the United States.

The Dietary Supplement Health and Education Act of 1994, referred to as DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements, and statutorily created a new class entitled “dietary supplements.” Dietary supplements include vitamins, minerals, herbs, amino acids, and other dietary substances used to supplement diets. A majority of Mannatech’s products are considered dietary supplements as outlined in the Federal Food, Drug and Cosmetic Act. This act requires a company to maintain evidence that a dietary supplement is reasonably safe. Each manufacturer of dietary supplements may make a statement of nutritional support in connection with its products, but must also include a disclaimer statement that neither the product nor any claim has been reviewed or approved by the FDA. The statement of nutritional support describes certain types of product performance characteristics and evidence that a statement is truthful and not misleading. A company is required to notify the FDA of this statement no later than 30 days after the statement is first made.

The FDA oversees product safety, manufacturing and product information, such as claims on the product’s label, package inserts, and accompanying literature. The FDA has promulgated regulations governing the labeling and marketing of dietary and nutritional supplement products. The regulations include:

•	the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;

•	requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;

•	labeling requirements for dietary or nutritional supplements for which “high potency,” “antioxidant,” and “trans-fatty acids” claims are made;

•	notification procedures for statements on dietary and nutritional supplements; and

•	pre-market notification procedures for new dietary ingredients in nutritional supplements.

Mannatech utilizes a substantiation program that involves the compilation and review of scientific literature pertinent to the ingredients contained in each of its products. Mannatech continuously updates its substantiation program to expand its evidence for each of its product claims and notifies the FDA of certain types of performance claims made in connection with its products.

In certain markets, including the United States, specific claims made by Mannatech with respect to its products may change the regulatory status of a product. For example, a product sold as a dietary supplement but marketed as a treatment, prevention, or cure for a specific disease or condition would likely be considered by the FDA or other regulatory bodies as an unapproved and thus an illegal drug. To maintain the product’s status as a dietary supplement, the labeling and marketing must comply with the provisions in DSHEA and the FDA’s extensive regulations. As a result, Mannatech has procedures in place to help ensure that its independent associates and employees comply with the requirements of DSHEA, the Food, Drug and Cosmetic Act, and various other regulations. Because of the diverse scope of regulators enforcing these regulations, guidelines for conformance is often open to interpretation and debate. Mannatech can make no assurances that regulators will not question its actions in the future, even though it believes it complies with all applicable regulations.

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

Regulators, such as the FTC, regulate marketing practices and advertising of a company and its products. In the past several years, regulators have instituted various enforcement actions against numerous dietary supplement companies for false and/or misleading marketing practices, as well as misleading advertising of certain products. These enforcement actions have resulted in consent decrees and significant monetary judgments against the companies and/or individuals involved. Regulators require a company to convey product claims clearly and accurately and further require marketers to maintain adequate substantiation for their claims. The FTC requires such substantiation to be competent and reliable scientific evidence. Specifically, the FTC requires a company to have a reasonable basis for the expressed and implied product claim before it disseminates an advertisement. A reasonable basis is determined based on the claims made, how the claims are presented in the context of the entire advertisement, and how the claims are qualified. The FTC’s standard for evaluating substantiation ensures that consumers are protected from false and/or misleading claims by requiring scientific substantiation of product claims at the time such claims are first made. The failure to have this substantiation violates the Federal Trade Commission Act. Although the FTC has never threatened any enforcement action against Mannatech for the advertising of its products, Mannatech can give no assurance that the FTC will not question its advertising or claims in the future. Mannatech believes it is in compliance with applicable laws and regulations.

International Regulations. Mannatech is also subject to extensive regulations in each country in which it operates. Currently Mannatech operates in Canada, Australia, the United Kingdom, Japan, New Zealand, and the Republic of Korea. Mannatech plans to begin registering its products in Germany and Denmark in mid 2005, as well as begin operations in Taiwan in mid 2005. Some of the country-specific regulations include the following:

•	the National Provincial Laws, Canadian Natural Health Product Regulations, and the Federal Competition Act in Canada;

•	the Therapeutic Goods Administration and the Trade Practices Act in Australia;

•	Federal and State regulations in Australia;

•	National regulations including the Local Trading Standards Offices in the United Kingdom;

•	regulations from the Ministry of International Trade and Industry in Japan;

•	regulations from the Commerce Commission and the Fair Trade Act of 1993 in New Zealand;

•	the Fair Trade Commission, which oversees the Door to Door Sales Act and the Health and Functional Food Act, which is enforced by the Korea Food and Drug Administration in South Korea;

•	the Fair Trade Law, which is enforced by the Taiwan Fair Trade Commission and the Administration of Food Hygiene, Health Food Products Administration Act enforced by the Taiwan Department of Health;

•	Danish Health Board and the Danish Marketing Practice Act in Denmark; and

•	the German Unfair Competition Act in Germany.

Regulations regarding Network-Marketing System and Mannatech’s Products. Mannatech’s network-marketing system, which includes its global associate career and compensation plan, is subject to a number of governmental regulations including various federal and state statutes administered by the FTC, various state authorities, and foreign government agencies. The legal requirements governing network-marketing organizations are directed, in part, to ensure that product sales are ultimately made to consumers. In addition, achievement within a network-marketing company must be based on the sale of products rather than compensation for the recruitment of associates, investments in the organization, or other non-retail sales-related criteria. For instance, various states or provinces limit the amount associates may earn from commissions on sales by other associates that are not directly sponsored by the associate. Prior to Mannatech expanding its operations into any foreign jurisdictions, Mannatech must first obtain regulatory approval for its network-marketing system in jurisdictions requiring such approval. To help ensure regulatory compliance Mannatech also relies on its outside legal counsel and regulatory consultants in each specific country for advice.

Mannatech is also subject to inquiries and enforcement actions from various U.S. state attorneys general offices. Each state has specific acts referred to as Little FTC Acts. Each state act is similar to the requirements of the federal laws. As a result, each state may perform its own inquiries about Mannatech’s organization and business practices, including allegations related to its independent associates. To combat such risk, Mannatech provides associate policies and procedures to its independent associates, provides various educational seminars and publications, and maintains a legal/compliance department that investigates allegations of improper conduct by its independent associates.

In Canada, Mannatech’s network-marketing system is regulated by both national and provincial laws. Under Canada’s Federal Competition Act, Mannatech must make sure that any representations relating to compensation to its independent associates or made to prospective new independent associates constitute fair, reasonable, and timely disclosure and that such representations meet other legal requirements of the Federal Competition Act. Mannatech’s global associate career and compensation plan has been reviewed by the appropriate Canadian authorities, and Mannatech has not received any objections to the provisions of its plan. Any future changes to the plan will require additional review by the appropriate Canadian authorities. All Canadian provinces and territories, other than Ontario, have legislation requiring that Mannatech register or become licensed as a direct seller within that province to maintain the standards of the direct selling industry and to protect consumers. Some provinces require that both Mannatech and its independent associates be licensed as direct sellers. Mannatech believes that it holds the required provincial and territorial direct sellers’ licenses to legally conduct business in Canada.

In Australia, Mannatech’s network-marketing system is subject to Australia’s federal and state regulations. Mannatech’s global associate career and compensation plan is designed to comply with Australian law and the requirements of Australia’s Trade Practices Act. The Australian Trade Practices Administration and various other governmental entities regulate Mannatech’s business and trade practices, as well as those of its independent associates. Australia’s Therapeutic Goods Act, together with the Trade Practices Act, regulates any claims or representations relating to Mannatech’s products and its global associate career and compensation plan. In 2006, the governments of Australia and New Zealand plan to implement the Joint Therapeutic Agency, which will regulate all medicines, including dietary supplements, using a risk-based approach, which is similar to the current Australian Therapeutic Goods regime. This harmonization of laws and regulatory bodies is anticipated to provide a more consistent approach to dietary supplement laws between the two countries.

In the United Kingdom, Mannatech’s network-marketing system is subject to national regulations of the United Kingdom. Mannatech’s global associate career and compensation plan is designed to comply with the United Kingdom’s national requirements, the requirements of the Fair Trading Act of 1973, the Data Protection Act of 1998, and the Trading Schemes Regulations of 1997. The U.K. Code of Advertising and Sales Promotion regulates Mannatech’s business and trade practices and the activities of its independent associates, while the Trading Standards Office regulates any claims or representations relating to Mannatech’s operations. Mannatech’s products are regulated by the Medicines and Healthcare Products Regulatory Agency.

In Japan, Mannatech’s network-marketing system, overall business operations, trade practices, global associate career and compensation plan, and its independent associates are governed by Japan’s Door-to-Door Sales Law as enacted in 1976 by the Ministry of International Trade and Industry. Mannatech’s global associate career and compensation plan is designed to meet Japan’s governmental requirements. Mannatech’s product claims are subject to the Pharmaceutical Affairs Law, which prohibits the making and publication of “drug effectiveness” claims regarding products that have not received approval from Japan’s Ministry of Health, Welfare and Labor.

In New Zealand, Mannatech’s network-marketing system and its operations are subject to certain regulations of the Commerce Commission and the Ministry of Health, New Zealand Medical Devices Safety Authority, the Unsolicited Goods Act of 1975, the Privacy Act of 1993, and the Fair Trading Act of 1993. These regulations enforce specific kinds of business or trade practices and regulate the general conduct of network-marketing companies. The Commerce Commission also enforces the Consumer Guarantees Act, which establishes specific rights and remedies with respect to transactions involving the provisions of goods and services to consumers. Finally, the New Zealand Commerce Commission and the Ministry of Health both enforce the Door-to-Door Sales Act of 1967 and the NZ Medicines Act, which governs the conduct of Mannatech’s independent associates.

In the Republic of Korea, the primary body of law applicable to Mannatech’s operations is the Door-to-Door Sales Act, which governs the behavior of multi-level marketing companies and distributors who are affiliated with such companies. The Door-to-Door Sales Act is enforced by the Fair Trade Commission. In the Republic of Korea, Mannatech believes its products are categorized as health and functional foods and are regulated by the newly enacted Health and Functional Food Act of 2004. The Korea Food and Drug Administration is currently finalizing the standard and criteria for health and functional foods including defining the requirements for functional foods and acceptable ingredients.

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

In Denmark, the notion of door-to-door selling is generally prohibited. As a result, under Danish law, the trader is not allowed to contact the consumer at his home, place of work, or other non-public place in order to conclude a contract on certain subjects. However, the general prohibition has an exemption when the consumer asks the trader for a contract in writing or upon prior consent, which must also be in writing. In addition, the Danish Marketing Practices Act and the rules contained in the Danish Consumer Contracts Act that will govern Mannatech’s network-marketing system that it intends to operate in Denmark. In addition, there is no specific ban on products in Denmark, however, certain medical products, such as vitamins, slimming preparations and the like must have approval by the Danish Health Board before they can be sold. Further, the rules for marketing and sales of dietary supplements are covered by the Danish Executive Order on Dietary Supplements, as well as by the Danish Act on Foodstuffs. Finally, Denmark subjects the marketing of a company’s food supplements to a notification procedure or a pre-market approval process before a product may be lawfully marketed or sold in Denmark.

In Germany, there is no specific legal regulation covering multi-level marketing company practices in legal terms. However, under certain circumstances multi-level marketing systems may have to follow the German Unfair Competition Act. Mannatech’s independent associates’ conduct will be subject to the German statute that governs the conduct of a commercial agent. In addition, direct selling operations are governed by the Industrial Code, which requires direct sellers to hold itinerant trader’s cards. In Germany, there is only one regulation to distinguish self-employed persons from employees.

Other Regulations. Mannatech’s operations are also subject to a variety of other regulations, including:

•	social security taxes;

•	value added taxes;

•	goods and services taxes;

•	sales taxes;

•	consumption taxes;

•	income taxes;

•	customs duties;

•	employee/independent contractor regulations;

•	employment and severance pay requirements;

•	import/export regulations; and

•	antitrust laws.

In many markets, Mannatech is limited by the types of rules it can impose on its independent associates, including rules in connection with cooling off periods and termination criteria. If Mannatech does not comply with these requirements, it may be required to pay social security, unemployment benefits, workers’ compensation, or other tax or tax-type assessments on behalf of its independent associates and may incur severance obligations if it terminates one of its independent associates.

In some countries, including the United States, Mannatech is also governed by regulations concerning the activities of its independent associates. Regulators may find that Mannatech is ultimately responsible for the conduct of its independent associates and may request or require that Mannatech take steps to ensure that its independent associates comply with these regulations. The types of conduct governed by these types of regulations may include:

•	claims made about Mannatech’s products;

•	promises or claims of income by Mannatech or its independent associates; and

•	sales of products in markets where the products have not been approved or licensed.

In some markets, including the United States, improper product claims by independent associates could result in Mannatech’s products being overly scrutinized by certain regulatory authorities. This review could result in Mannatech’s products being re-classified as drugs or classified into another product category that requires stricter regulations or labeling changes.

Mannatech continuously researches and monitors the laws governing the conduct of its independent associates, its operations, its global associate career and compensation plan, and its products and sales aids in each of its countries’ operations. Mannatech tries to educate its independent associates about acceptable business conduct in each market through its policies and procedures for its independent associates’, seminars, and other training materials and programs. However, Mannatech cannot guarantee that its independent associates will always abide by its policies and procedures and/or act in a professional and consistent manner.

Employees

Mannatech employed a total of 388 people around the world at December 31, 2004 as set forth below:

	United States*	Australia	United Kingdom	Japan	South Korea	Total
2004	290	43	19	23	13	388
2003	263	30	14	17	—	324

*	includes 9 executives.

These numbers do not include Mannatech’s independent associates, who are independent contractors and not considered employees of Mannatech. Mannatech employees are not unionized and Mannatech believes it maintains a good relationship with its employees.

Risk Factors

In addition to the other risk factors described in this report, the following additional risk factors should be considered in evaluating Mannatech’s business and future prospects:

1.	If Mannatech is unable to attract and retain independent associates, its business may suffer.

Mannatech’s future success depends largely upon its ability to attract and retain a large active base of independent associates and members who purchase and sell its products. Mannatech cannot give any assurances that the productivity of its independent associates and members will continue at their current levels or increase in the future. Several factors affect Mannatech’s ability to attract and retain a significant number of independent associates and members, including:

•	on-going motivation of its independent associates;

•	general economic conditions;

•	significant changes in the amount of commissions paid;

•	public perception and acceptance of the wellness industry;

•	public perception and acceptance of network-marketing;

•	public perception and acceptance of Mannatech and its products;

•	the limited number of people interested in pursuing network-marketing as a business;

•	Mannatech’s ability to provide proprietary quality-driven products that the market demands; and

•	competition in recruiting and retaining active independent associates.

2.	If Mannatech incurs substantial liability from litigation, complaints, or enforcement actions resulting from misconduct by its independent associates, Mannatech’s financial condition could suffer.

Although Mannatech uses various means to address misconduct by its independent associates including maintaining policies and procedures to govern the conduct of its independent associates and conducting training seminars, it is still difficult to detect and correct all instances of misconduct. Violations of Mannatech’s policies and procedures by its independent associates could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or foreign regulatory authorities against Mannatech and/or its independent associates. Because Mannatech has expanded into foreign countries, Mannatech’s policies and procedures for its independent associates differ due to the different legal requirements of each country in which it does business. Litigation, complaints, and enforcement actions involving Mannatech and its independent associates could consume considerable amounts of financial and other corporate resources, which could have a negative impact on Mannatech’s business, profitability and growth prospects. Periodically, regulatory agencies have inquired about certain complaints regarding its independent associates and Mannatech has always cooperated with such inquiries and investigations.

3.	If Mannatech is unable to protect its proprietary rights of its products, its business could suffer.

Mannatech’s success and competitive position largely depends on its ability to protect the following proprietary rights:

•	Ambrotose® Complex, a glyconutritional dietary supplement ingredient consisting of a blend of plant polysaccharides and used in the majority of Mannatech’s products;

•	Ambroglycin®, a balanced food-mineral matrix ingredient developed to use the latest food science technology to provide various dietary supplements to the body and used in Glycentials® and Catalyst™; and

•	MTech AO Blend™, Mannatech’s proprietary, patent-pending antioxidant used in Ambrotose AO®.

Mannatech has filed various patent applications for Ambrotose® Complex in the United States and certain countries abroad and as of December 31, 2004, received 17 patents for Ambrotose® Complex, in various foreign countries. In addition, Mannatech has entered into confidentiality agreements with its independent associates, suppliers, manufacturers, directors, officers and consultants to help protect its proprietary rights. Nevertheless, Mannatech continues to face the risk of its patent protection for Ambrotose® Complex being ultimately denied or receiving limited patent protection that is more limited than originally requested. As a precaution, Mannatech consults with outside legal counsel and consultants to help ensure that it continues to properly protect its proprietary rights to minimize this risk. However, Mannatech’s business, profitability, and growth prospects could be adversely affected if it fails to properly protect its proprietary rights.

4.	If Mannatech’s business or its products are the subject of adverse publicity, Mannatech’s business could suffer.

Mannatech’s business depends, in part, upon the public’s perception of its integrity and the safety and quality of its products. Any adverse publicity could negatively affect the public’s perception of Mannatech and could result in a significant decline in its operations and the number of its independent associates. Mannatech and its products could be subject to adverse publicity regarding:

•	the nutritional supplements industry;

•	competitors;

•	the safety and quality of its products and ingredients;

•	regulatory investigations of its products or competitors’ products;

•	the actions of its independent associates and Mannatech’s management of its independent associates; and

•	the direct selling and network-marketing industry.

5.	If Mannatech is exposed to product liability claims, it may be liable for damages and expenses, which could affect Mannatech’s financial condition.

Mannatech could face financial liability due to product liability claims if the use of its products results in significant loss or injury. Mannatech can make no assurances that it will not be exposed to any substantial future product liability claims. Such claims may include that Mannatech’s products contain contaminants, that it provides its independent associates and consumers with inadequate instructions regarding product use, or that it provides inadequate warnings concerning side effects or interactions of its products with other substances. Mannatech believes that Mannatech and its suppliers and manufacturers maintain adequate product liability insurance coverage. However, a future product liability claim could exceed the amount of insurance coverage or a future product claim could be excluded under the terms of an existing insurance policy, which could adversely affect Mannatech’s future financial condition.

In 2003, the FDA banned the use of ephedra and as a result, products containing ephedra are the subject of adverse publicity in the United States and other countries due to alleged harmful effects, including death. In 2002, Mannatech voluntarily discontinued the sale of its products containing ephedra, which included two of its products, GlycoLEAN® Body System Accelerator™ and MVP. In 2002, Mannatech voluntarily reformulated its GlycoLEAN® Body System Accelerator™ to include a non-ephedra ingredient and renamed it GlycoLEAN® Body System, Accelerator 2™. Mannatech continues to explore an ephedra free ingredient for its MVP product, but has discontinued selling MVP. None of Mannatech’s other products have ever contained ephedra. During 2002, aggregate sales for Mannatech’s discontinued products related to ephedra, was $1.2 million, which was 0.9% of Mannatech’s consolidated net sales for the year ended December 31, 2002.

In recent years a discovery of Bovine Spongiform Encephalopathy (“BSE”), commonly referred to as “Mad Cow Disease” has caused concern among the general public. As a result, some countries, including Japan, have banned the importation or sale of products that contain bovine materials sourced from locations where BSE has been identified. Mannatech has certain products that use a beef-based gelatin capsule. All of its gelatin capsules are currently produced in the United States or in Australia, which are considered BSE-free countries. However, in December 2003, a single cow imported from Canada into the United States was found to have BSE, which prompted some countries to temporarily suspend imports of beef and bovine related products from the United States. As a result, Mannatech has begun to voluntarily switch its production to utilize non-bovine gelatin capsules that are vegetable-based rather than beef-based in certain of its capsule products and is also considering using vegetable-based capsules in all such products. However, future government action could require companies to use vegetable-based capsules, and if required, vegetable-based capsules cost could increase as compared to cost of bovine-based capsules, which could result in higher costs for Mannatech and affect its financial condition, results of operations, and its cash flows.

6.	If Mannatech’s outside suppliers and manufacturers fail to supply quality products in sufficient quantities and in a timely fashion, Mannatech’s business could suffer.

Outside manufacturers make all of Mannatech’s products. During 2004, Mannatech and its manufacturers collectively purchased approximately 47% from its supplier’s production of Manapol® and 100% of its supplier’s production of Australia Plum Powder. Mannatech also purchased approximately 30% from another of its manufacturer’s production of finished products for the year ended December 31, 2004. Mannatech’s profit margins and timely product delivery are dependent upon the ability of its outside suppliers and manufacturers to supply Mannatech with products in a timely and cost-efficient manner. Mannatech’s ability to enter new markets and sustain satisfactory levels of sales in each market depends upon the ability of its outside suppliers and manufacturers to produce its ingredients and products and to comply with all applicable regulations. As a precaution, Mannatech has approved alternate suppliers and manufacturers for its products. However, the failure of Mannatech’s primary suppliers or manufacturers to supply ingredients or produce its products could adversely affect Mannatech’s business operations.

Mannatech believes it has dependable suppliers for all of its ingredients and that it has identified alternative sources for all of its ingredients except Manapol® and Arabinogalactan, which are components of Mannatech’s proprietary compounds. Although Mannatech maintains good relationships with its suppliers and could produce or replace certain of its ingredients if its suppliers are unable to perform, any delay in replacing or substituting such ingredients could affect Mannatech’s business.

7.	The global nutrition industry is intensely competitive and the strengthening of any of Mannatech’s competitors could harm its business.

The global nutrition industry is intensely competitive. Mannatech also competes for independent associates with other network-marketing companies outside the global nutrition industry. Many competitors have greater name recognition and financial resources than Mannatech, which may give them a competitive advantage. Mannatech’s competitors may also be able to devote greater resources to marketing, promotional, and pricing campaigns that may influence Mannatech’s existing and potential independent associates and members to buy products from competitors rather than from Mannatech. Such competition could adversely affect Mannatech’s business and current market share.

8.	If Mannatech’s network-marketing activities do not comply with government regulations, Mannatech’s business could suffer.

A vast array of governmental agencies regulate network-marketing activities. A government agency’s determination that Mannatech and/or its independent associates have significantly violated a law or regulation could adversely affect Mannatech’s business. The laws and regulations regulating network-marketing generally intend to prevent fraudulent or deceptive schemes. Mannatech believes it complies with the current laws and regulations. However, Mannatech’s business faces constant regulatory scrutiny due to the interpretive and enforcement discretion given to regulators, periodic misconduct by its independent associates, adoption of new laws or regulations, and changes in the interpretation of new or existing laws or regulations. In the past, Mannatech has experienced inquiries regarding specific independent associates and has complied and cooperated with all regulatory agencies in connection with such inquiries.

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

Mannatech’s network-marketing system is always subject to extensive governmental regulations, including foreign, federal, and state regulations regarding network-marketing companies. Any detrimental change in legislation and regulations could affect Mannatech’s business. Furthermore, significant penalties could be imposed upon Mannatech for failure to comply with various statutes or regulations. Violations may result from:

•	misconduct by its independent associates;

•	ambiguity in statutes;

•	regulations and related court decisions;

•	the discretion afforded to regulatory authorities and courts interpreting and enforcing laws; and

•	regulations affecting Mannatech’s business.

10.	If Mannatech violates various governmental regulations or fails to obtain necessary regulatory approvals, Mannatech’s operations could be adversely effected.

Mannatech’s operation is subject to extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints at the federal, state, and local levels in its domestic and foreign markets. These regulations primarily involve the following:

•	the formulation, manufacturing, packaging, labeling, distribution, importation, sale, and storage of its products;

•	the health and safety of food and dietary supplements;

•	trade practice laws and network-marketing laws;

•	product claims and advertising by Mannatech and its independent associates;

•	Mannatech’s network-marketing system;

•	pricing restrictions regarding transactions with Mannatech’s foreign subsidiaries or other related parties and similar regulations that affect Mannatech’s level of foreign taxable income;

•	the assessment of customs duties;

•	further taxation of its independent associates, which may obligate Mannatech to collect additional taxes and maintain additional records; and

•	export and import restrictions.

Any unexpected new regulations or changes in existing regulations could significantly restrict Mannatech’s ability to continue operations, which could adversely affect Mannatech’s business. For example, changes regarding health and safety, and food and drug regulations for Mannatech’s nutritional products could require Mannatech to reformulate its products to comply with such regulations.

In some foreign countries, nutritional products are considered foods, while other countries consider them drugs. Future health and safety, or food and drug, regulations could delay or prevent Mannatech’s introduction of new products or suspend or prohibit the sale of existing products in a given country or marketplace. In addition, if Mannatech expands into other foreign markets, its operations or products could also be affected by the general stability of foreign governments and the regulatory environment relating to network-marketing and its products. If Mannatech’s products are subject to high customs duties, its sales and competitive position could suffer as compared to locally produced goods. Furthermore, import restrictions in certain countries and jurisdictions could limit Mannatech’s ability to import products from the United States.

11.	If Mannatech’s international markets are not successful, its business could suffer.

Mannatech currently operates in the international markets of Canada, Australia, the United Kingdom, Japan, New Zealand, and the Republic of Korea. Mannatech plans to begin registering its products in Germany and Denmark in mid 2005, and begin operations in Taiwan by mid 2005. Nonetheless, Mannatech’s international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If Mannatech does not adequately address such issues, its international markets may not meet growth expectations. Mannatech’s international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

•	inflation;

•	the renegotiation or modification of various agreements;

•	increases in custom duties and tariffs;

•	changes and limits in export controls;

•	government regulations and laws;

•	trademark availability and registration issues;

•	changes in exchange rates;

•	changes in taxation;

•	wars and other hostilities; and

•	changes in the perception of network-marketing.

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

13.	Currency exchange rate fluctuations could lower Mannatech’s revenue and net income.

In 2003 and 2004, Mannatech recognized 33.0% and 34.6%, respectively, of its net sales in markets outside of the United States. In preparing Mannatech’s consolidated financial statements, various financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. There is a risk if the United States dollar strengthens relative to applicable local currencies, Mannatech’s reported sales, operating expenses, and net income could significantly fluctuate. Mannatech is not able to predict the degree of exchange rate fluctuations, nor can it estimate the effect any future fluctuations may have upon its future operations. However, to help mitigate this risk, Mannatech’s management monitors applicable exchange rates. To date, Mannatech has not entered into any hedging contracts or participated in any hedging or derivative activities.

14.	Mannatech’s stock price could fluctuate significantly.

The price of Mannatech’s common stock is subject to sudden and material increases and decreases. Decreases could adversely affect investments in Mannatech’s stock. The price of Mannatech’s common stock and the price at which Mannatech could sell securities in the future could significantly fluctuate in response to:

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

15.	Certain shareholders, directors, and officers own a significant amount of Mannatech stock, which could allow them to influence corporate transactions and other matters.

As of December 31, 2004, Mannatech’s directors and executive officers, collectively with their families and affiliates, beneficially owned approximately 40.1% of Mannatech’s total outstanding common stock. As a result, if any of these shareholders choose to act together based on their current share ownership they may be able to control a significant amount of shares of Mannatech’s stock, which could effect the outcome of a shareholder vote on the election of directors, the adoption or amendment of provisions in Mannatech’s articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

16.	Mannatech has implemented anti-takeover provisions that may help discourage a change of control.

Certain provisions in Mannatech’s articles of incorporation, bylaws, and the Texas Business Corporation Act help discourage unsolicited proposals to acquire Mannatech, even if the proposal may benefit its shareholders. Mannatech’s articles of incorporation authorize the issuance of preferred stock without shareholder approval. Mannatech’s Board of Directors has the power to determine the price and terms of any preferred stock. The ability of Mannatech’s Board of Directors to issue one or more series of preferred stock without shareholders’ approval could deter or delay unsolicited changes of control by discouraging open market purchases of Mannatech’s common stock or a non-negotiated tender or exchange offer for its common stock. Discouraging open market purchases may be disadvantageous to Mannatech’s shareholders who may otherwise desire to participate in a transaction in which they would receive a premium for their shares.

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

Item 2.	Properties

Mannatech leases property at several locations for its headquarters and distribution facilities, including:

Location	Size	Original term	Expiration date
Coppell, Texas (corporate headquarters)	110,000 sq. feet	10 years	January 2007
Coppell, Texas (distribution center) (1)	75,000 sq. feet	10 years	December 2007
St. Leonards, Australia (Australian headquarters)	9,000 sq. feet	5 years	March 2008
Didcot, Oxfordshire (U.K. headquarters)	2,000 sq. feet	5 years	July 2009
Minato-ku, Tokyo, Japan (Japanese headquarters)	1,000 sq. meters	2 years	November 2006
Kangnam-gu, Seoul, Korea (South Korea headquarters)	1,400 sq. meters	3 years	June 2007
Taipei, Taiwan (Taiwan headquarters)	250 pings	3 years	October 2007

(1)	The United States distribution facility is capable of filling 18,000 orders per day and is currently operating at 35% of full capacity.

For its international operations, Mannatech contracts with several third party contractors for distribution and fulfillment operations. Mannatech believes its leased facilities are adequate for its projected operations. Mannatech’s third party contract distribution operations include the following:

Location	Square feet	Orders per day capacity	Current operating capacity
Calgary, Alberta	3,400	2,000	25%
Wetherill Park, NSW, Australia	10,000	3,000	40%
Crawley, West Sussex, United Kingdom	5,000	3,200	11%
Ohta-Ku, Tokyo, Japan	3,200	1,500	35%
Ganseo-ku, Seoul, Republic of Korea	2,600	1,000	2%

Item 3.	Legal Proceedings

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

In March, 2004, the New Zealand Medical Devices Safety Authority (referred to as MEDSAFE), contacted Mannatech regarding several Mannatech independent associates who were allegedly advertising Mannatech’s products for therapeutic purposes, which claims were in violation of the New Zealand Medicines Act 1981. Mannatech addressed the complaints through its independent associate disciplinary procedure and notified MEDSAFE of its actions. MEDSAFE notified Mannatech on June 3, 2004 that it was satisfied with Mannatech’s response to the complaints and that no further action would be taken.

On June 11, 2004, the Australian Therapeutic Goods Administration notified Mannatech regarding a complaint that an Australian independent associate had made certain therapeutic claims to promote Mannatech’s products. In response to this complaint, Mannatech conducted an investigation and terminated this associate’s account. In November 2004, the Australian Therapeutic Goods Administration indicated its agreement to the action proposed by Mannatech, including Mannatech’s plans for ongoing education and compliance training for its independent associates over the next three years. However, the Australian Therapeutic Goods Administration will continue to monitor Mannatech’s activities.

On January 1, 2004, the Canadian Natural Health Product Regulations came into force, which apply to all Natural Health Products sold in Canada. The Natural Health Product Regulations require companies selling Natural Health Products in Canada to obtain a product license prior to the sale of such products. Regulatory compliance action in connection with products on the market prior to January 1, 2004 is subject to the priority classification of the product ingredients. As a result, companies selling products containing priority one ingredients were required to submit an application for a product license by June 30, 2004 and companies selling products containing priority two ingredients were required to submit an application for a product license by December 31, 2004. Mannatech did not file a license application for its products containing priority one ingredients by June 30, 2004. Accordingly Mannatech had to await receipt of its product license before its products containing priority one and priority two ingredients could be sold in Canada. In the meantime, Mannatech products remain available for personal consumption by Canadian consumers in accordance with Health Canada’s Importation of Human Use Drugs for Personal Use Enforcement Directive. Mannatech also reformulated certain of its products in order to prospectively comply with these new regulations in Canada. In March 2005, Mannatech was orally advised that it could begin reintroduction into Canada of its products containing priority one ingredients that have been assigned a submission number by the Natural Products Directorate.

On November 15, 2004, Ms. Chie Sasaski filed suit against Mannatech, Samuel Caster, its CEO, Victoria Arcadi, an independent associate, and Kathryn Dykman, a former employee of Mannatech, in the Superior Court of California, County of Los Angeles, case no. LC 069762. The suit alleged intentional and negligent infliction of emotional distress, intentional and negligent misrepresentation, invasion of privacy, and unfair competition. The lawsuit arises from the publication of a journal article written by an independent associate describing the treatment of the plaintiff’s child in 1997. Mannatech’s insurance carriers have accepted the duty of defense for this case under a reservations of rights. On January 18, 2005, Ms. Dykman was dismissed as a defendant. Currently, this matter is in the initial stages of discovery and Mannatech intends to vigorously defend itself against this suit. Ms. Sasaski is seeking unspecified damages.

On February 25, 2005, as part of Mannatech’s worldwide enforcement efforts of its intellectual property rights, Mannatech filed a patent infringement lawsuit in the in the High Court, Chancery Division, Patents Court, London, seeking a permanent injunction and certain damages against BION, Inc. and its principal Mr. Veilis Boye, claim no. HC05C00436. Mannatech has alleged infringement of certain claims of Mannatech’s European Patent (UK) No. 0 923 383.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Market for its Common Stock. On February 12, 1999, Mannatech completed its initial public offering and on February 16, 1999, its common stock began trading on the Nasdaq National Market under the symbol “MTEX.” As of March 23, 2005, the total number of outstanding shares of its common stock was 27,112,627 and the closing price on such date was $19.60. Below are the high and low sales prices of Mannatech’s common stock as reported on the Nasdaq National Market for each quarter of the fiscal years ended December 31, 2003 and 2004:

	Low	High
2004:
First Quarter	$8.52	$15.08
Second Quarter	$9.26	$12.76
Third Quarter	$8.75	$14.92
Fourth Quarter	$13.75	$23.99
2003:
First Quarter	$1.49	$5.56
Second Quarter	$2.12	$7.93
Third Quarter	$5.04	$8.68
Fourth Quarter	$5.52	$14.00

Holders. As of March 23, 2005, there were approximately 4,200 shareholders of record who held Mannatech’s common stock directly and approximately 113 security brokers and dealers who held approximately 60.0% of Mannatech’s common stock on behalf of approximately 10,000 shareholders.

Dividends. Mannatech did not pay any dividends in 2003. In 2004 and early 2005, Mannatech declared and paid the following dividends for its common stock:

Declared date	Date of record	Date paid	Dollar amount paid per common share
January 21, 2004	February 20, 2004	March 12, 2004	$0.10
August 24, 2004	September 13, 2004	October 4, 2004	$0.10
November 9, 2004	December 1, 2004	January 10, 2005	$0.07

On March 9, 2005, Mannatech’s Board of Directors declared a quarterly cash dividend of $0.07 per common share payable on April 15, 2005, to all of its shareholders of record at the close of business on Friday, April 1, 2005.

In 2005, Mannatech’s Board of Directors expects to continue to pay a dividend, while continuing to periodically reevaluate its dividend policy based on its ongoing consolidated results of operations, financial condition, cash requirements, and other relevant factors. Any payment of dividends is also subject to certain limitations under the Texas Business Corporation Act.

Stock Options

The following table provides information as of December 31, 2004 about Mannatech’s common stock that may be issued upon the exercise of stock options under all of our existing stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,444,452	$5.06	516,861
Equity compensation plans not approved by shareholders	—	$—	—

Total	1,444,452	$5.06	516,861

Sales of Unregistered Securities.

None.

Uses of Proceeds from Registered Securities.

None.

Item 6.	Selected Financial Data

The Selected Financial Data set forth below for each of the five years ended December 31, have been derived from and should be read in conjunction with (A) Mannatech’s Consolidated Financial Statements and related notes set forth in Item 15 of this report, beginning on page F-1, and (B) “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Item 7 of this report.

	Year Ended December 31,
	2000(3)	2001(4)	2002	2003(5)	2004(6)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$150,006	$128,736	$140,948	$191,019	$294,508
Gross profit	$61,175	$53,218	$57,172	$80,558	$117,430
Income (loss) from operations	($8,439)	($3,924)	$2,978	$11,592	$26,537
Income (loss) before cumulative effect of accounting change	($7,139)	($3,660)	$1,888	$8,790	$19,552

Cumulative effect of accounting change (1)	(210)	—	—	—	—

Net income (loss)	($7,349)	($3,660)	$1,888	$8,790	$19,552

Earnings (Loss) Per Common Share:
Basic	($0.30)	($0.15)	$0.08	$0.34	$0.74

Diluted	($0.30)	($0.15)	$0.07	$0.34	$0.71

Weighted-Average Common Shares Outstanding:
Basic	24,946	24,730	25,135	25,494	26,436

Diluted	24,946	24,730	25,265	26,175	27,491

Other Financial Data:
Capital expenditures (2)	$4,109	$1,316	$1,008	$932	$7,241

Dividends declared per common share	$—	$—	$—	$—	$0.27

Consolidated Balance Sheet Data:
Total assets	$38,902	$33,143	$34,816	$60,023	$98,346

Long-term obligations, excluding current portion	$527	$950	$158	$497	$2,218

(1)	Cumulative effect of accounting change is the result of Mannatech adopting Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” retroactively to January 1, 2000.

(2)	Capital expenditures include assets acquired through capital lease obligations of $25 in 2002 and $40 in 2003.

(3)	Mannatech recorded severance charges of $1.2 million related to the resignation of certain employees including its former Chief Information Officer and Chief Operating Officer of its international operations.

(4)	Mannatech recorded severance charges of $3.4 million related to the resignation of certain executive officers including Mr. Cobb, Ms. Varner, and Mr. Charles Fioretti.

(5)	Mannatech recorded severance charges of $2.0 million related to the resignation of Mr. Henry, its former Chief Executive Officer, and Mr. Wayment, its former Senior Vice President of Marketing, as well as other employees. In addition, Mannatech recorded non-cash accounting charges of $1.5 million related to modifying the terms of these former employees’ stock options.

(6)	Mannatech recorded a non-cash charge of $3.0 million related to the indirect benefit of Mr. Caster’s, Mannatech’s Chief Executive Officer and Chairman, sale of 180,000 shares of his Mannatech common stock to a former employee, Dr. Reg McDaniel, in a private sale for a price below the fair market value. Additionally, Mannatech recognized a tax benefit of $2.3 million associated with the release of its valuation allowance related to its deferred tax assets for its Japan operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s consolidated financial position and its results of operations for each of the three years ended December 31, 2002, 2003, and 2004. This discussion should be read in conjunction with “Item 15. – the Consolidated Financial Statements and related Notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Company Overview

For over a decade, Mannatech has developed innovative, high-quality, proprietary nutritional supplements, topical and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, and the Republic of Korea, also known as South Korea. New Zealand began operations on June 10, 2002 and is serviced by Mannatech’s Australian subsidiary. Mannatech’s Australian and United Kingdom operations each operate as limited service providers for its United States parent. As limited service providers, its parent owns all of its limited service provider’s sales, inventory, commissions, and cost of sales, which are processed by its limited service providers. Mannatech plans to begin operations in Taiwan by mid 2005. Mannatech also plans to begin registering its products in Germany and Denmark in mid 2005 to allow its United Kingdom operations to ship its products into Germany and Denmark.

Mannatech operates as a single segment and primarily sells its products through a network of approximately 369,000 independent associates and members who have purchased Mannatech’s packs and products within the last 12 months, which are referred to as current independent associates and members. Mannatech operates as a seller of nutritional supplements through its network-marketing distribution channels operating in seven different countries. Mannatech’s management reviews its financial information in each country by pack sales and by product sales. Each of Mannatech’s operations sells primarily the same products and possesses similar economic characteristics, such as similar gross margins. For the year ended December 31, 2004, Mannatech’s foreign operations accounted for approximately 34.6% of its consolidated net sales, whereas in the same period in 2003, its foreign operations accounted for approximately 33.0% of its consolidated net sales. Consolidated net sales by country in dollars and as a percentage of consolidated net sales for the years ended December 31, 2002, 2003, and 2004 are as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

(in millions)	United States	Canada	Australia	United Kingdom	Japan	New Zealand	South Korea*	Total
2002	$105.0	$16.4	$6.6	$1.6	$9.0	$2.3	$—	$140.9
2003	$127.8	$16.7	$15.6	$5.0	$18.6	$7.3	$—	$191.0
2004	$192.5	$22.2	$30.6	$10.5	$24.5	$12.9	$1.3	$294.5

	United States	Canada	Australia	United Kingdom	Japan	New Zealand	South Korea*	Total
2002	74.5%	11.6%	4.7%	1.1%	6.4%	1.7%	—%	100.0%
2003	67.0%	8.7%	8.2%	2.6%	9.7%	3.8%	—%	100.0%
2004	65.4%	7.5%	10.4%	3.6%	8.3%	4.4%	0.4%	100.0%

*	Began operations in September 2004.

Mannatech derives its revenues from sales of its products, sales of its starter and renewal packs, and from shipping fees collected from its customers. Mannatech defers the recognition of its revenues until its customers receive their shipments. Substantially all of its product sales are sold either to independent associates at published wholesale prices, members at discounted published retail prices, or to customers at published retail prices. Mannatech believes the vast majority of its product sales are sold for personal consumption or sold to retail customers; however, Mannatech cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery other than usual and customary product returns.

Mannatech periodically changes its starter and renewal packs to meet current market demands. Each of Mannatech’s starter and renewal packs includes some combination of its products and promotional materials and entitles its independent associates and members to published discounts related to Mannatech’s retail prices. Mannatech tries to offer comparable packs in each country in which it does business; however, because each country has different regulatory guidelines, not all of Mannatech’s packs can be offered in all countries in which Mannatech operates.

For the year ended December 31, 2004, Mannatech’s consolidated net sales increased by $103.5 million to $294.5 million, or 54.2% as compared to 2003. For the year ended December 31, 2003, Mannatech’s consolidated net income increased by $10.8 million to $19.6 million, or 122.4% as compared to 2002. Mannatech attributes the improvement in its sales and operations between years to the following:

•	increasing its current independent associate base by 39.8%, or 105,000 additional independent associates and members, to 369,000 as of December 31,2004 from 264,000 as of December 31, 2003;

•	a shift in the mix of the number of independent associates purchasing business-building packs;

•	continuing to shrink its operational expenses as a percentage of net sales;

•	increasing net sales by $1.3 million related to the expansion of its operations into South Korea in September 2004;

•	registering its product Ambrotose AO® in its international markets; and

•	introducing its new product MannaBears™ in September 2004 and its Wellness Water Bottle in November 2004.

Mannatech believes the increase in its current independent associate base is the result of enhancements to its diversified compensation plan and incentives implemented in 2002 and 2003, including introducing an annual travel incentive program. Additionally, Mannatech believes its annual travel incentive program helps increase the number of current independent associates purchasing its products and is also a motivational vehicle for attracting and retaining independent associates. Mannatech’s annual travel incentive usually has a qualification period of between four to seven months, during which independent associates qualify for the annual travel incentive by earning points primarily on the sales of product purchases and high dollar packs. Under its annual travel incentive program, Mannatech requires its independent associates to maintain their associate positions and prohibits the subsequent return of any qualifying packs or products, except exchanges for like-kind products and packs.

Mannatech believes its future success in increasing its net sales is dependent on the following factors:

•	continuing its product development strategy, which includes continuing to enhance its existing proprietary products and introducing new products, such as the recent launch of MannaBears™, as well as the launch of its new Advanced Ambrotose® introduced in March 2005;

•	continuing its plans for international expansion; and

•	continuing to attract and retain independent associates by introducing new incentives and refining existing commissions and incentives.

Cost of sales consists of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s independent associates, in-bound freight, and provisions for slow moving or obsolete inventories. For the year ended December 31, 2004, Mannatech’s inventory turned 4.3 times during the year. For the year ended December 31, 2004, Mannatech’s inventory increased by $5.3 million, which primarily related to its sales mix of products and packs sold, which also affects its cost of sales and gross profit because its product sales have a higher gross margin than its pack sales. Mannatech’s sales mix can be influenced by any one of the following:

•	changes in its sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products; and

•	changes in Mannatech’s commission and incentive programs.

Commissions and incentives are dependent on the sales mix and types of incentives offered. Commissions and incentives are Mannatech’s largest expenses on its Statement of Operations. Mannatech believes that its combined commissions and incentives should remain in the range of 41% to 46% of total consolidated net sales. Commissions and incentives are paid to Mannatech’s independent associates in accordance with its global associate career and compensation plan and are calculated using commissionable net sales. Commissionable net sales consist of finished products and pack sales. Mannatech’s commission and incentive program calculates commissions and incentives based on the following criteria:

•	an associate’s placement and position within Mannatech’s overall global career and compensation plan;

•	the volume of an associate’s direct and indirect commissionable sales; and

•	an associate’s achievement of certain sales levels.

Mannatech’s global associate career and compensation plan allows new and existing independent associates to build their individual global networks by expanding their existing downlines into newly formed international markets rather than requiring independent associates to establish new downlines to qualify for commissions and incentives within each new country.

Each year, Mannatech offers new travel incentives and contests that are designed to stimulate both its pack and product sales. Mannatech’s 2004 travel incentive contest had approximately 1,200 winners for its 5-day cruise for two in the Caribbean at a total cost of $2.9 million. In 2003, Mannatech’s travel incentive had approximately 750 winners for its trip for two to Cancun, Mexico. The travel incentive cost was approximately $2.2 million during 2003. In March 2005, Mannatech announced its 2005 travel incentive contest and anticipates the cost of the trip incentive to be approximately $3.6 million, which will include approximately 1,000 winners.

Operating costs consist of selling and administrative expenses, and other operating expenses. In 2004, operating costs also included a one-time non-cash charge of $3.0 million related to a private stock transaction between Mr. Samuel Caster, Mannatech’s Chairman and Chief Executive Officer, and a former employee and $1.6 million related to a post employment Royalty Agreement with Dr. Bill McAnalley. In 2003, operating costs included severance charges related to former employees and non-cash accounting charges related to stock options and warrants held by these former executives. The severance charges relate to Mannatech’s contractual employment obligations, which were associated with the resignation of Mr. Robert Henry, its former Chief Executive Officer, and Mr. Brad Wayment, its former Senior Vice President of Marketing, along with four other employees.

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech reviews its policies related to the portrayal of its consolidated financial condition and consolidated results of operations that require the application of significant judgment by Mannatech’s management. Mannatech also analyzes the need for certain estimates, including the need for such items as inventory reserves, impairment of long-lived assets, capitalization of software development, tax valuation allowances, revenue recognition, sales returns, accounting for stock options and warrants, contingencies and litigation. Mannatech bases any estimates needed on its historical experience, industry standards, and various other assumptions that may be reasonable under the circumstances. Mannatech cautions readers that actual results could differ from its estimates under different assumptions or conditions. If circumstances change relating to the various assumptions or conditions used in such estimates, Mannatech could experience an adverse effect on its consolidated financial condition, changes in its financial condition and its results of operations. Mannatech has identified the following applicable critical accounting policies as of December 31, 2004:

Inventory Reserves

Mannatech reviews its inventory carrying value and compares it to the fair market value and any inventory value in excess of its estimated fair market value is written down. In addition, Mannatech reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Mannatech’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. In the future, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. Mannatech’s inventory value at December 31, 2004 was $13.2 million, which includes an inventory reserve of approximately $0.2 million.

Asset Impairment

Mannatech reviews the book value of its property and equipment for impairment whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may not be recoverable. Mannatech’s impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. Mannatech believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), Mannatech would have to recognize an impairment loss to the extent the net book value of its property and equipment exceeds its fair value. At December 31, 2004, the net book value of Mannatech’s property and equipment was $10.0 million.

Software Capitalization

During 2004, Mannatech began the development of several information technology projects that are expected to increase functionality, improve the efficiency and effectiveness of its operations and internal controls, and expand its reporting capabilities. Internally-developed software projects included the establishment of a comprehensive Japanese e-commerce system, translation and application development of its Korean computer application software, and development of its global re-architecture project also known as its PeopleSoft® Enterprise One project. In 2004, Mannatech substantially completed the development of the South Korea computer application project, its Japanese e-commerce system, and the first phase of its internally-developed configuration of its financial operating system using the PeopleSoft® Enterprise One system. The total cost of these projects was $4.1 million, of which $3.3 million was capitalized as a fixed asset as it related to capitalizable payroll, contractors’ and consulting fees.

In 2005, Mannatech began development of Phase II of its PeopleSoft® Enterprise One project. Phase II includes the design and development of its sales and customer support and data management system, which will interface with its financial operating system and is estimated to be placed into production in 2006. Phase II is estimated to cost between $8.0 million and $10.0 million, of which $5.0 million to $7.0 million of the cost related to payroll, contractors and consulting fees is expected to be capitalized.

Mannatech amortizes its capitalized software development cost over the estimated useful life of the software application, which is either three or five years. If accounting standards change or if the capitalized software becomes obsolete, Mannatech may be required to write-off its unamortized capitalized software or accelerate its amortization period. As of December 31, 2004, Mannatech had approximately $3.2 million of unamortized capitalized software development costs.

Tax Valuation Allowances

Mannatech evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. If Mannatech is unable to realize the expected future benefits of its deferred tax assets, it is required to provide an additional valuation allowance. As of December 31, 2004, Mannatech’s net deferred tax assets of approximately $2.9 million, which includes a valuation allowance of approximately $0.1 million related to its net operating loss for its South Korean operations.

Deferred Revenues

Mannatech defers all of its revenue until its customers receive their shipments. Mannatech also defers a portion of its revenue from the sale of certain starter and renewal packs because of a one-year magazine subscription offered in certain of its packs. In addition, Mannatech defers the portion of revenue from each pack that exceeds the total average wholesale value of all individual components included in such packs. Mannatech amortizes its deferred revenues associated with its magazine subscriptions and any pack sales that exceed the total average wholesale value of the individual components in the packs over twelve months. Although Mannatech has no immediate plans to significantly change the contents of its packs or its shipping methods, any such changes in the future could result in additional revenue deferrals or could cause Mannatech to recognize its deferred revenue over a longer period of time.

Accounting for Stock-Based Compensation

Currently, Mannatech follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations for stock options granted to employees and members of its Board of Directors. Under the recognition and measurement principles of APB 25, Mannatech is not required to recognize any compensation expense unless the market price of the stock exceeds the exercise price on the date of grant or the terms of the grant are subsequently modified. FASB issued Financial Accounting Standards No. 123R, “Shared-Based Payments.” FAS 123R must be adopted by public companies for interim periods beginning after June 15, 2005. Under the guidance of FAS 123R, Mannatech is required to recognize a compensation charge for granting equity-based securities to its employees and members of its Board of Directors. The compensation expense will be calculated based on the number of options expected to vest and would be recognized over the stock options’ vesting period, which could have a material effect on Mannatech’s future consolidated results of operations. Mannatech is currently evaluating the impact of adopting FAS 123R on its consolidated financial condition and its results of operations. As of December 31, 2004, Mannatech had 516,861 stock options available for grant. Beginning in July 2005, if Mannatech grants any stock options, it may have to recognize a compensation charge in its Consolidated Statement of Operations.

Results of Operations

The following table summarizes Mannatech’s consolidated operating results as a percentage of net sales for each of the years indicated:

	Year Ended December 31,
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	17.3	16.1	15.2
Commissions and incentives	42.1	41.7	44.9

Gross profit	40.6	42.2	39.9
Operating expenses:
Selling and administrative expenses	23.3	20.9	17.0
Other operating costs	15.2	14.1	12.9
One-time non-cash charge related to an affiliate stock sale	—	—	1.0
Severance expenses related to former executives	—	1.0	—

Income from operations	2.1	6.2	9.0
Interest income	0.2	0.2	0.3
Other income (expense), net	0.1	0.4	(0.2)

Income before income taxes	2.4	6.8	9.1
Income tax expense	(1.1)	(2.2)	(2.5)

Net income	1.3%	4.6%	6.6%

Historical Results for the Years 2002, 2003, and 2004

Net Sales

	For the twelve months ended December 31,			Percentage change
	2002	2003	2004	2003 over 2002	2004 over 2003
	(in millions)
Product sales	$105.5	$144.3	$209.3	36.8%	45.0%
Pack sales	29.2	39.0	70.5	33.6	80.8
Other, including freight	6.2	7.7	14.7	24.2	90.9

Total net sales	$140.9	$191.0	$294.5	35.6%	54.2%

Mannatech net sales have increased year-over-year in all countries. For the year ended December 31, 2004, opening operations in South Korea increased Mannatech’s net sales by $1.3 million, and the introduction of MannaBears™ and a Wellness Water Bottle increased its net sales by $ 1.1 million. The dollar increase in Mannatech’s consolidated net sales consisted of increases in both pack sales and product sales. Pack sales relate to new and existing independent associates and members who purchase Mannatech’s products. Therefore, as Mannatech’s pack sales increase, product sales usually increase. However, there is not a direct correlation between the increase in the number of new independent associates and members purchasing packs and the amount of the increase in product sales because independent associates and members may consume different products at different consumption levels.

	For the three months ended December 31,		Percentage change
	2003	2004	2004 over 2003
	(in millions)
Product sales	$42.4	$61.2	44.3%
Pack sales	10.1	17.9	77.2
Other, including freight	1.8	5.1	183.3

Total net sales	$54.3	$84.2	55.1%

For the fourth quarter of 2004, Mannatech’s quarterly pack sales increased by $7.8 million, or 77.2%, to $17.9 million from $10.1 million for the same period in 2003. This increase primarily resulted from an increase of 50,000 new independent associates and members during the fourth quarter of 2004 as compared to an increase in the fourth quarter of 2003 of 34,000 new independent associates and members as compared to the same period in 2002. This increase in new independent associates and members in the fourth quarter increased the total new independent associates and members for the 12 months ended December 31, 2004 to 178,000 as compared to 134,000 new independent associates and members for the same period in 2003.

The number of new and continuing independent associates and members who purchased Mannatech’s products and packs within the last 12 months are called current associates and members, and by year are as follows:

	For the Year Ended December 31,
Current Associates and Members	2002		2003		2004
New	91,000	45.6%	134,000	50.8%	178,000	48.2%
Continuing	109,000	54.4%	130,000	49.2%	191,000	51.8%

Total	200,000	100.0%	264,000	100.0%	369,000	100.0%

Product Sales

Mannatech’s product sales have increased year-over-year in all countries. The increase was the result of an increase in the number of independent associates and members purchasing packs, new product launches, and a 4% price increase implemented in September 2002 for certain of its finished goods. This price increase elevated Mannatech’s net product sales by approximately $1.4 million and $5.2 million in 2002 and 2003, respectively.

For the year ended December 31, 2004, Mannatech launched MannaBears™ and its Wellness Water Bottle, in its fourth quarter, which increased product sales in 2004 by $1.1 million as compared to 2003. In 2003, Mannatech introduced Ambrotose AO® in the United States, which increased product sales for the year ended December 31, 2003 by approximately $5.8 million as compared to 2002, of which $4.5 million related to new product sales in the fourth quarter of 2003. Mannatech did not launch any new products in 2002.

The increases in Mannatech’s existing product sales related to the increases in its sales volume as compared to prior years. The increase in existing product sales was $63.9 million for the year ended December 31, 2004, as compared to 2003. For the year ended December 31, 2003, the increase in existing products sales was $27.8 million as compared to 2002. The increase in existing product sales between years related to the increase in pack sales, which was spurred by an increase in the number of new and existing independent associates and members purchasing Mannatech products.

Pack Sales

For the year ended December 31, 2004, pack sales increased by $31.5 million as compared to 2003. For the year ended December 31, 2003, pack sales increased by $9.8 million as compared to 2002. These increases were primarily related to an increase in the number of current independent associates and members and changes in the mix of new and existing independent associates. In 2004, new independent associates and members contributed to an increase in pack sales of $21.5 million as compared to 2003, and renewal fees from packs sales from business-building independent associates increased by $10.0 million as compared to 2003. In 2003, new independent associates and members contributed to an increase in pack sales of $10.6 million, as compared to 2002. In 2003, the number of business-building independent associates increased, but the total renewal fees derived from pack sales from business-building independent associates decreased by $0.8 million as compared to 2002. Mannatech believes the increase in the number of new independent associates and members over the past few years resulted from expansion into new countries, changes initiated in 2002 to its global associate and career plan, introducing new incentives, travel incentives and contests, products, and a shift to associates’ purchasing higher-cost packs, also called business-building packs. Mannatech believes the increase in the number of retained associates and members is the result of retaining more-business-building independent associates as a result of implementing changes to its global associate career and compensation plan in late 2002. Mannatech believes the dollar decrease in 2003 was the result of the initial impact of the changes implemented in its overall requirements for retaining qualified associate status.

Other Sales

Other sales primarily consist of training fees, fees associated with the subscription to Success Tracker™, freight revenue charged to Mannatech’s independent associates and members, and deferred revenue related to the timing of shipments received by customers. Other sales are primarily a result of the increase in pack and product sales.

Cost of Sales

Cost of sales primarily increased as a result of the increase in volume of packs and products sold. However, cost of sales as a percentage of net sales decreased to 15.2% for the year ended December 31, 2004 as compared to 16.1% for the comparable period in 2003. Cost of sales as a percentage of net sales decreased to 16.1% for the year ended December 31, 2003 as compared to 17.3% for the comparable period in 2002. Cost of sales for the year ended December 31, 2003 included a favorable impact from the September 2002 sales price increase on Mannatech’s gross profit. The cost of sales as a percentage of net sales for the year ended December 31, 2004, decreased by 1.0%, of which 0.7% related to lower product costs related to realized supply-chain efficiencies.

For the years ended December 31, 2002, 2003, and 2004, Mannatech recorded a provision for inventory write-offs of $0.1 million, $0.2 million, and $0.4 million, respectively. The provision primarily relates to discontinued promotional materials and normal spoiled or damaged products.

Commissions and Incentives

Commissions and incentives include both commissions related to commissionable net sales and various incentives, including an annual travel incentive, which can be earned by independent associates. Mannatech announces its annual travel incentive at its annual U.S. corporate-sponsored event, called MannaFest held each year in March. For the three months ended December 31, 2004, commissions and incentives increased by $14.8 million, or 65.6%, to $37.5 million as compared to $22.7 million for the same period in 2003. As a percentage of net sales, commissions and incentives increased for the three months ended December 31, 2004 to 44.6% as compared to 41.8% for the same period in 2003. For the year ended December 31, 2004 commissions and incentives increased by $52.6 million, or 66.2%, to $132.2 million as compared to $79.6 million for the same period in 2003. As a percentage of net sales, commissions and incentives increased for the year ended December 31, 2004, to 44.9% as compared to 41.7% for the same period in 2003. For the year ended December 31, 2003 commissions and incentives increased by $ 20.2 million, or 34.1%, to $79.6 million as compared to $59.4 million for the same period in 2002. As a percentage of net sales, commissions and incentives decreased for the year ended December 31, 2003 to 41.7% as compared to 42.1% for the same period in 2002.

Commissions

For the three months ended December 31, 2004, commissions increased by 64.8%, or $14.3 million, to $36.7 million as compared to $22.2 million, for the same period in 2003. As a percentage of net sales, commissions for the three months ended December 31, 2004 increased to 43.5% from 41.0% for the same period in 2003. Mannatech attributes this increase in commissions to the increase in the volume of net sales, the change in mix of packs sold toward the higher dollar packs, and the number of new and continuing independent associates who qualify for commissions.

For the year ended December 31, 2004, commissions increased by 67.4%, or $51.3 million, to $127.5 million as compared to $76.2 million, for the same period in 2003. As a percentage of net sales, commissions for the year ended December 31, 2004 increased to 43.3% from 39.9% for the same period in 2003. Mannatech attributes this increase in commissions to the increase in the volume of net sales, the change in mix of packs sold toward the higher dollar packs, and the number of new and continuing independent associates who qualify for commissions.

For the year ended December 31, 2003, commissions increased by 36.3%, or $20.3 million, to $76.2 million as compared to $55.9 million for the same period in 2002. As a percentage of net sales, commissions for the year ended December 31, 2003 increased to 39.9% from 39.6% for the same period in 2002. Mannatech attributes this increase in commissions to the increase in the volume of net sales and the change in mix of packs sold, and the number of new and continuing independent associates who qualify for commissions.

Incentives

For the year ended December 31, 2004, the cost of incentives increased by $1.3 million to $4.7 million as compared to $3.4 million for the same period in 2003. For the year ended December 31, 2004, as a percentage of net sales, incentives decreased to 1.6% as compared to 1.8% for the same period in 2003. The dollar increase for the year ended December 31, 2004 related to approximately 450 additional independent associates qualifying for Mannatech’s 2004 annual travel incentive as compared to the number of independent associates who qualified for its 2003 travel incentive. The percentage decrease related to the increase in net sales. The total cost associated with Mannatech’s 2004 annual travel incentive was $2.9 million, whereas the total cost associated with its 2003 travel incentive was approximately $2.2 million.

For the year ended December 31, 2003, the cost of incentives decreased by $0.1 million to $3.4 million as compared to $3.5 million for the same period in 2002. As a percentage of net sales, incentives decreased to 1.8% for the year ended December 31, 2003 as compared to 2.5% for the same period in 2002. The percentage decrease related to an increase in net sales partially offset by the increase in the number of winners associated with its travel incentive.

Gross Profit

The changes in commissions and incentives implemented in 2002 and further stabilization of Mannatech’s operations helped increase the number of independent associates and members purchasing products, which favorably impacted Mannatech’s gross profit in 2003 and 2004. For the years ended December 31, 2003 and 2004, the sales mix shifted toward additional pack sales, which unfavorably impacted Mannatech’s gross profit as a percentage of sales, which was partially offset by the favorable impact due to the decline in its cost of sales, as a percentage of net sales, due to gain cost efficiencies and the shift in sales mix sold.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses and consist of compensation and benefits for employees, expenses related to contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and hosting Mannatech’s corporate-sponsored events.

For the year ended December 31, 2004, selling and administrative expenses increased $10.0 million, or 25.0%, to $40.0 million as compared to 2003. For the year ended December 31, 2003, selling and administrative expenses increased by $7.2 million, or 22.0%, to $40.0 million in 2003, as compared to 2002. The dollar increase in selling and administrative expenses primarily consists of compensation related costs, marketing expenses, out-bound freight and third-party distribution costs. Selling and administrative expenses as a percentage of net sales decreased to 17.0% for the year ended December 31, 2004 from 20.9% for the comparable period in 2003, and for the year ended December 31, 2003 decreased to 20.9% as compared to 23.3 % for the year ended December 31, 2002. The decrease in selling and administrative expenses as a percentage of net sales in 2004 and 2003 was primarily due to Mannatech’s increase in net sales.

Overall, compensation related costs increased for the year ended December 31, 2004 by $4.3 million as compared to 2003 and increased in 2003 by $3.5 million as compared to 2002. For the year ended December 31, 2003, the $3.5 million increase in compensation related costs was composed of an increase in employee and executive bonuses of $1.6 million and an increase of $2.1 million in wages and benefits related to hiring additional personnel and cost of living raises partially offset by a decrease in temporary and contract labor of $0.2 million due to hiring some of Mannatech’s ongoing contractors as employees in its domestic operations to support the increase in net sales and planned expansion.

For the year ended December 31, 2004, the $4.3 million increase in compensation related costs was composed of the following:

•	an increase of $4.0 million related to hiring additional employees related to the increase in net sales and expansion into South Korea,

•	an increase of $0.6 million related to an increase in non-capitalized temporary/contractor fees and training costs related to internally developed software projects;

•	an increase in employee and executive bonuses of $0.6 million; and

•	partially offset by capitalizing $0.9 million of wages, contractors and consulting fees related to capitalized internally developed software projects.

Marketing related expenses increased by 32.9%, or $1.7 million, to $6.3 million for the year ended December 31, 2004 as compared to $4.6 million in 2003. For the year ended December 31, 2003 marketing-related expenses increased by 49.7%, or $1.3 million, to $4.6 million as compared to $3.1 million in 2002. In 2003 and 2004, marketing-related expenses increased as a result of net sales increasing due to an increase in attendance at Mannatech’s corporate events. In addition, in 2003, market related expenses increased because Mannatech increased the costs per corporate-sponsored event to enhance the quality of each event and implemented certain enhancements to its corporate-sponsored magazines. The enhancements included visual changes to the look of its magazines and additional quality-driven articles about the science of its products, industry trends, and new or enhanced marketing techniques.

Out-bound freight and third party distribution costs increased for the year ended December 31, 2004 by 41.7%, or $4.0 million, to $13.6 million as compared to $9.6 million in 2003 and increased for the year ended December 31, 2003 by 25.3%, or $2.4 million, to $9.6 million as compared to $7.2 million in 2002. The increases were primarily due to the increase in net sales. Out-bound freight and third party distribution costs are directly related to the change in volume and mix in net sales. For the year ended December 31, 2004, out-bound freight increased $3.2 million to $11.0 million as compared to 2003. For the year ended December 31, 2004, third party distribution costs increased by $0.8 million to $2.6 million as compared to 2003. For the year ended December 31, 2003, out-bound freight increased $1.7 million to $7.8 million as compared to 2002 and third-party distribution costs increased by $0.7 million to $1.8 million as compared to 2002.

Other Operating Costs

Other operating expenses include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing-related expenses, off-site storage fees, and other miscellaneous operating expenses. For the year ended December 31, 2004, other operating expenses increased by 40.4%, or $10.8 million, to $37.8 million as compared to $27.0 million in 2003. For the year ended December 31, 2003, other operating expenses increased by 25.7%, or $5.5 million, to $27.0 million as compared to $21.5 million in 2002. The dollar change in other operating expenses primarily consisted of changes in travel, accounting and consulting fees, depreciation, royalties, credit card processing fees, and various operating costs. Other operating expenses as a percentage of net sales decreased for the year ended December 31, 2004 to 12.9% from 14.1% in 2003 and decreased in 2003 to 14.1% from 15.2% in 2002. The decrease in other operating expenses as a percentage of net sales in 2003 and 2004 was primarily due to an increase in net sales.

For the years ended December 31, 2002, 2003, and 2004, other operating expenses also included non-cash accounting charges related to the variable accounting treatment of certain stock options and warrants issued to former executives who resigned in 2001. The quarterly non-cash variable accounting charge was recorded as the change between the fair market price of the unexercised stock options and warrants multiplied by the number of stock options and warrants available to the former executives. For the years ended December 31, 2002, 2003, and 2004, Mannatech recorded $0.1 million, $0.6 million, and $0.1 million, respectively, related to quarterly non-cash variable accounting charges. The significant increase in the variable accounting charges for 2003 was the result of the increase in Mannatech’s stock price in 2003, which increased from a closing price $1.62 per share at December 31, 2002 to a closing price of $10.89 per share at December 31, 2003. In the second quarter of 2003, Mannatech also recorded a one-time non-cash charge of $0.6 million related to extending the terms of unexercised stock options for Mr. Henry who resigned in 2003. In addition, in the fourth quarter of 2003, a one-time non-cash charge of $0.3 million was recorded related to extending Mr. Wayment’s stock options upon his resignation. As of December 31, 2004, all but 500 of the stock options and all of the warrants issued to executives who resigned in 2001 were exercised.

For the year ended December 31, 2004, travel expenses increased by 46.7%, or $1.5 million, to $4.7 million as compared to $3.2 million in 2003 and increased for the year ended December 31, 2003 by 42.1%, or $1.0 million, to $3.2 million as compared to $2.2 million in 2002. The increase in travel expenses relates to an increase in travel for corporate-sponsored events, as well as continued international development.

For the year ended December 31, 2004, accounting and consultant-related costs increased by $3.9 million and included the following:

•	a $2.4 million increase in accounting and consulting fees related to implementation and testing of its internal controls readiness related to the Sarbanes-Oxley Act of 2004;

•	a $1.0 million increase in consulting fees related to international expansion, marketing, and research and development projects; and

•	a $0.5 million increase related to the registration of products in foreign countries and on-going legal matters.

For the year ended December 31, 2003, accounting and consultant-related costs increased by $0.6 million and included the following:

•	a $0.3 million increase related to consulting fees for its planned international expansion and further cultivation of its existing markets;

•	a $0.2 million increase in Mannatech’s Board of Director fees and related bonuses; and

•	a $0.1 million increase in the fourth quarter of 2003 related costs associated with its planned technology infrastructure changes.

For the years ended December 31, 2003 and 2004, Mannatech recorded an increase in royalty expense of $0.1 million and $1.6 million, respectively, related to its long-term royalty agreement with Dr. Bill McAnalley. Pursuant to the royalty agreement, Mannatech is required to pay Dr. McAnalley a royalty on certain products containing Ambrotose® sold for ten years after the end of his employment with Mannatech.

For the year ended December 31, 2004, credit card processing fees increased by 48.2%, or $2.1 million, to $6.3 million as compared to $4.2 million in 2003 and increased by 31.9%, or $1.0 million, to $3.2 million for the year ended December 31, 2002. The increase in credit card processing fees related to the increase in net sales.

For the year ended December 31, 2004, Mannatech recorded a decrease of $0.1 million in depreciation expense as compared to the year ended December 31, 2003 and recorded a decrease of $0.8 million in depreciation expense for the year ended December 31, 2003 as compared to 2002. For the year ended December 31, 2004, deprecation increased by $0.4 million related to $7.5 million in capital asset acquisitions, which was offset by a $0.5 million decrease in depreciation expense related to various capital assets, including computer hardware and software that were purchased or developed in prior years. For the year ended December 31, 2003, depreciation increased by $0.2 million related to $1.1 million in capital asset acquisitions, which was offset by a $1.0 million decrease in depreciation expense related to various capital assets, including computer hardware and software that were purchased or developed in prior years and fully depreciated during 2003.

The remaining increase in other operating expenses of $1.8 million and $2.1 million for the years ended December 31, 2004 and 2003, respectively, related to an increase in variable operating expenses including research and development costs, telephone, insurance, postage, and offsite storage fees. These variable operating expenses directly correlate to the increase in net sales volume.

Severance Expenses Related to Former Executive

As discussed previously, Mannatech made certain management changes in 2003 and as a result, recorded severance expenses related to former employees of $2.0 million in 2003. The $2.0 million was composed of accrued severance payments of $1.4 million in the second quarter of 2003 related to the resignation of Mr. Henry, Mannatech’s former Chief Executive Officer and is payable through 2005. In addition, in the third quarter of 2003, Mannatech accrued $0.4 million related to severance payments for Mr. Wayment, its former Senior Vice President of Marketing and for two additional former employees. Finally, in the fourth quarter of 2003, Mannatech accrued severance payments of $0.2 million related to the termination of four other employees. The severance expenses for 2003 primarily relate to accruing compensation related expenses, health insurance, outplacement fees, and title to two leased vehicles.

Non-Cash Charge Related to an Affiliate Stock Sale

In December 2004, Samuel Caster, Chairman and Chief Executive Officer of Mannatech, entered into an agreement to sell 180,000 shares of his personal Mannatech common stock to a former employee at a price of $2.66 per share when the price of Mannatech’s common stock on the open market was $19.59 per common share. As a result of the private sale, Mannatech recorded a one-time non-cash charge of $3.0 million related to the indirect benefit of the private sale at below fair market value.

Interest Income

Mannatech maintains interest bearing accounts for its cash equivalents, restricted cash, and investments. For the year ended December 31, 2004, interest income increased by $0.4 million to $0.7 million as compared to $0.3 million in 2003. For the year ended December 31, 2003 and 2002, interest income remained at $0.3 million. The increase in interest income was primarily due to an increase in cash, cash equivalents, restricted cash, and investments held by Mannatech. Cash and investments increased as a result of improving overall operations and profits and increases in the average yield on investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses related to translating assets, liabilities, revenues, and expenses from its foreign operations to the United States dollar using current and weighted-average currency exchange rates. Mannatech records transaction gains and losses to other income (expense), net. For the year ended December 31, 2004, Mannatech recorded a net transaction loss of $0.3 million and for the year ended December 31, 2003, recorded a net transaction gain of $0.9 million. For the year ended December 31, 2004, the net transaction loss primarily related to an increase in operations from Mannatech’s foreign subsidiaries and net transaction gains and losses resulting from the United States dollar weakening against its related foreign currencies. For the year ended December 31, 2003, net transaction gains related to the United States dollar strengthening against the Australian dollar.

Income Taxes

Income taxes include both current and deferred income taxes for its domestic and foreign operations. Mannatech’s United States federal statutory income tax rate was 34% in 2002, but increased to 35% for 2003 and 2004. For the year ended December 31, 2002 and 2003, Mannatech’s statutory tax rate in Australia was 30%, in the United Kingdom its statutory tax rate was 19%, and in Japan its statutory tax rate was 42%. For the year ended December 31, 2004, Mannatech’s statutory tax rate in Australia was 30%, its statutory tax rate in the United Kingdom was 30%, its statutory tax rate in Japan was 42%, and its statutory tax rate in the Republic of Korea was 27%. During each year, a portion of Mannatech’s net income from its international operations is subject to taxation in the countries in which it operates. Although Mannatech may receive foreign tax credits that would reduce the total amount of United States income taxes owed, Mannatech may not be able to fully utilize its foreign tax credits in the United States. At December 31, 2003 and 2004, Mannatech’s valuation allowance was $2.3 million and $0.1 million, respectively. Mannatech uses FAS No. 109 “Accounting for Income Taxes” and is required to record a valuation allowance when it is more likely than not that all or a portion of its net deferred tax assets will not be realized. A review of all positive and negative evidence of realizability must be considered in determining the need for a valuation allowance. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified.

At December 31, 2003, Mannatech had a $2.3 million valuation allowance, which represented a full reserve against its net deferred tax asset related to its Japanese subsidiary. In the third quarter of 2004, Mannatech concluded that the recent improved financial performance and the expectation of continued profitability of it’s Japan operations, allowed Mannatech to conclude that the entire net deferred tax asset in Japan is more likely than not to be realized. Accordingly, Mannatech reversed the related valuation allowance. Also in 2004, Mannatech recognized a $0.2 million valuation allowance for its net deferred tax asset related to its South Korean operations, which began in September 2004, as Mannatech believes that the more likely than not criteria for recognition purposes cannot yet be met.

Income tax expense increased year-over-year as a result of an increase in Mannatech’s profitability and the change in the mix of taxable income between countries. Mannatech’s effective tax rate decreased to 27.6% in 2004 from 30.9% in 2003. Mannatech’s effective income tax rate decreased to 30.9% in 2003 from 43.5% in 2002. In 2004, Mannatech’s effective tax rate decreased primarily due to the elimination of its $2.3 million valuation allowance in Japan. In the future, Mannatech expects its effective tax rate to increase to approximately 35% and possibly as high as 38%, based on the expected taxable income mix between its domestic and foreign operations. For 2003, Mannatech’s effective tax rate decreased as compared to 2002 as a result of the shift in the mix between domestic and foreign operations and changes in its valuation allowance reserve.

Net Income

For the year ended December 31, 2004, net income increased by $10.0 million as a result of an increase in net sales of $103.5 million, or 54.2%, and controlling its operating expenses, partially offset by recording a one-time non-cash charge of $3.0 million related to the private sale by Mr. Caster of 180,000 shares of his common stock to a former employee and a $1.6 million post employment royalty benefit to Dr. Bill McAnalley. For the year ended December 31, 2003, net income increased by $6.9 million as compared to 2002. For the year ended December 31, 2003, net income increased as a result of increasing net sales and curtailing operating expenses, partially offset by recording severance expenses for its former executives and employees and non-cash accounting charges related to its stock options and warrants for its former executives of $3.5 million.

For the year ended December 31, 2004, Mannatech’s diluted earnings per share increased by 108.8% per share to $0.71 per share from $0.34 per share in 2003. In addition, for the year ended December 31, 2003, Mannatech’s diluted earnings per share increased by 385.6% to $0.34 per share from $0.07 per share in 2002. During 2004, Mannatech paid a total of $0.20 per common share in cash dividends and declared a $0.07 per share cash dividend, in November 2004, totaling $1.9 million, which was paid on January 10, 2005. The increase in diluted earnings per share in 2004 was the direct result of the continued increase in net sales partially offset by recording in the fourth quarter of 2004, a one-time non-cash charge recorded in operating expenses of $3.0 million, which related to the indirect benefit of an affiliate’s private stock sale.

Seasonality and Selected Quarterly Statements of Operations

Mannatech believes the impact of seasonality on its results of operations is minimal. Mannatech has experienced and predicts it will continue to experience variations on its quarterly results of operations in response to, among other things:

•	the timing of the introduction of new products and incentives;

•	its ability to attract and retain associates and members;

•	the general overall economic outlook;

•	the perception and acceptance of network-marketing; and

•	the consumer perception of Mannatech’s products and its overall operations.

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

	Mar. 31, 2003	June 30, 2003(1)	Sept. 30, 2003(2)	Dec. 31, 2003(3)	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004(4)	Dec. 31, 2004(5)
	(in millions, except per share information)
Net sales	$40.5	$46.5	$49.7	$54.3	$58.4	$74.3	$77.6	$84.2
Gross profit	$17.4	$19.5	$20.6	$23.1	$23.9	$28.9	$30.9	$33.7
Income before income taxes	$2.1	$1.6	$4.2	$4.8	$4.6	$8.4	$9.0	$5.0
Income tax expense	($0.7)	($0.4)	($1.3)	($1.5)	($1.5)	($2.8)	($2.2)	($0.9)

Net income	$1.4	$1.2	$2.9	$3.3	$3.1	$5.6	$6.8	$4.1
Earnings per share: (6)
Basic	$0.06	$0.05	$0.11	$0.12	$0.12	$0.21	$0.26	$0.15

Diluted	$0.06	$0.05	$0.11	$0.12	$0.11	$0.20	$0.25	$0.15

(1)	Mannatech recorded $1.4 million in severance expenses and $0.6 million in a non-cash accounting charge related to the resignation of Mr. Henry and $0.6 million related to non-cash variable accounting charges for stock options and warrants for executives who resigned in 2001.

(2)	Mannatech recorded $0.4 million related to severance expenses for Mr. Wayment and two other former employees.

(3)	Mannatech recorded $0.2 million related to severance expenses for the resignation of four employees and $0.3 million in a non-cash accounting charge related to modifying the terms of stock options held by Mr. Wayment.

(4)	Mannatech began operations in the Republic of Korea in September 2004, and also launched its new product MannaBears™ and its Wellness Water Bottle. Mannatech released its $2.3 million valuation allowance related to its deferred tax asset for its Japan operations.

(5)	Mannatech recorded a one-time non-cash charge of $3.0 million related to the private sale of stock by Mr. Caster, its Chairman and Chief Executive Officer.

(6)	Computed on the basis described in Note 1 in the Notes to the Consolidated Financial Statements

Liquidity and Capital Resources

Mannatech’s principal use of cash is to pay for operating expenses, including commissions and incentives, capital expenditures, inventory purchases, funding international expansion and payment of cash dividends. Mannatech generally funds its business objectives, working capital, and operations through reliance on its cash flows from operations rather than incurring long-term debt. Mannatech plans to continue to primarily fund its business objectives, working capital, and operations primarily through its cash flows from operations. Mannatech currently has approximately $61.3 million in cash equivalents and long-term investments, which it can use along with its normal cash flows from operations to fund any unanticipated shortfalls in its future cash flows.

Cash and Cash Equivalents

Mannatech’s cash and cash equivalents increased 56.2%, or $15.9 million, to $44.2 million at December 31, 2004 from $28.3 million at December 31, 2003. In 2003, Mannatech purchased four long-term investments in various bond funds, which totaled $10.0 million. In 2004, Mannatech purchased an additional three investments in state regulated utility company obligation funds, which totaled $7.1 million. In 2003, Mannatech was required to restrict $2.1 million of its cash for collateral for its unused line-of-credit, which was released from restriction in 2004. The increase in Mannatech’s cash and cash equivalents and its investments was directly attributable to the increase in net sales and control of its operating expenses, which increased its operating profits.

Working Capital

Mannatech’s working capital increased by 70.4% to $27.6 million at December 31, 2004 from $16.2 million at December 31, 2003. Mannatech’s increase in working capital in 2004 was composed of an increase in current assets of $24.6 million, partially offset by an increase in current liabilities of $13.2 million. Of the increase in current assets, 64.8% was attributable to an increase in cash and cash equivalents. The remaining increase in current assets primarily related to an increase in inventories of $5.3 million and recording income tax receivable of $4.2 million, partially offset by a decrease in restricted cash and deferred tax assets. The increase in current liabilities was the result of an increase in liabilities for payments of commissions, inventories, and operational expenses, partially offset by payments of $0.6 million related to accrued severance expenses in 2003. The increase in inventories, commissions, and operational expenses related to an increase in operating profits.

Mannatech’s cash flows consist of the following:

For the Year Ended December 31,
Provided by (used in):	2002		2003		2004
Operating activities	$9.7 million		$20.2 million		$28.9 million
Investing activities	($1.3 million	)	($12.5 million	)	($12.5 million	)
Financing activities	($0.7 million	)	$2.8 million		($2.0 million	)

Operating Activities

For the year ended December 31, 2004, Mannatech’s operating activities provided $29.9 million in cash compared to providing cash of $20.2 million for the year ended December 31, 2003 and compared to providing cash of $9.7 million for the year ended December 31, 2002. In 2004, net earnings adjusted for noncash activities provided cash of $30.5 million. In 2003, net earnings adjusted for noncash activities provided cash of $13.0 million and in 2002, net earnings adjusted for noncash activities provided cash of $6.3 million.

Management of Mannatech’s working capital accounts, which includes receivables, inventories, prepaid expenses, payables, deferred revenues, accrued commission and expenses for operations, used $0.4 million in operating cash flow in 2004, as compared to contributing positive operating cash flow of $6.8 million in 2003 and $5.1 million in 2002.

Operating activities also included accruing severance payments of $2.0 million to former executives in 2003, partially offset by using cash to pay the prior year accrued severance payments of $0.9 million in 2004, $1.6 million in 2003, and $1.7 million in 2002. Mannatech expects that its operating cash flows in 2005 will be sufficient to fund its current operations, its plans for international expansion, and to pay declared cash dividends in the future.

Investing Activities

In both 2004 and 2003, Mannatech’s investing activities used $12.5 million in cash respectively, and in 2002 used cash of $1.3 million. In 2004, Mannatech used $7.1 million of its cash to purchase investments and released $2.1 million of restricted cash to its operations as a result of the expiration of an unused line-of-credit, which was partially offset by restricting cash of $0.3 million related to its 2004 travel incentive. In 2003, Mannatech used $9.9 million to purchase higher yielding investments and used $2.1 million to fund its collateral for its unused line-of-credit. In 2003, $0.3 million of Mannatech’s long-term restricted cash related to its master operating lease was released for operating use. In 2004 and 2003, Mannatech collected $0.1 million and $0.2 million, respectively, in cash due from notes receivable from affiliates.

Mannatech also used cash to purchase property, plant and equipment. Capital asset purchases consisted of computer software, computer hardware, leasehold improvements, and office furniture, which totaled $7.2 million in 2004, $0.9 million in 2003, and $1.0 million in 2002. Beginning in 2003, Mannatech planned a multi-year project to upgrade and fully integrate its back-office systems including its financial system and its operational database in all countries in which it operates. Mannatech has spent $3.1 million in 2004 and intends to spend between $8.0 million and $10.0 million in 2005 and 2006. Some of these costs will relate to programming and implementation of software and will be capitalized in 2005 and 2006. In addition, in 2005, Mannatech plans to purchase between $4.0 million and $6.0 million in various capitalized assets for its existing operations and its planned international expansion.

Financing Activities

In 2004, Mannatech’s financing activities used $2.0 million in cash for payments of cash dividends of $5.3 million partially offset by receiving $3.3 million in cash proceeds from optionees exercising stock options. In 2003, Mannatech’s financing activities provided $2.8 million related to receiving $2.9 million in cash proceeds from optionees exercising stock options, which was partially offset by cash repayments of notes payable and capital leases of $0.1 million. In 2002, Mannatech used cash of $0.7 million to repay capital leases and notes payable.

General Liquidity and Cash Flows

Mannatech continues to generate positive cash flows from its operations and believes that its existing liquidity and cash flows from operations, including its cash equivalents and its investments totaling $61.3 million should be adequate to fund normal business operations expected in the future, its estimated payment of future cash dividends and its plans for international expansion and new back-office systems for the next 12 to 24 months. Mannatech believes its existing liquidity and cash flows will be adequate for its future requirements as most of its operating expenses are variable in nature. However, if Mannatech’s existing capital resources or cash flows become insufficient to meet its current business plans, projections, and existing capital requirements, Mannatech would be required to raise additional funds, which may not be available on favorable terms, if at all.

Mannatech is required to fund its future commitments and obligations, which as of December 31, 2004 are as follows:

•	funding an estimated $3.1 million of royalty payments to Dr. McAnalley for future royalties associated with projected sales;

•	funding the remaining non-compete payments of $0.3 million to Dr. Reg McDaniel, a former employee, payable in monthly installments of $25,000 through January 2006;

•	funding a 3 year supply agreement to purchase raw materials of $10.6 million through 2007;

•	funding a 5 year supply agreement to purchase raw materials of $1.7 million through 2009;

•	funding a clinical study with St. George’s Hospital for $0.5 million through 2006;

•	funding $1.5 million for non-cancellable employment agreements with Dr. McAnalley, Mr. Persinger, and Mr. Caster; and

•	funding various operating leases for building and equipment rental of $6.8 million through 2009.

In addition to Mannatech’s current obligations related to its accounts payable and accrued expenses for its current operations, the approximate future maturities of Mannatech’s existing commitments and obligations are as follows:

	For the Year Ended December 31, (in thousands)
	2005	2006	2007	2008	2009	Thereafter	Total
Royalty obligation for Dr. McAnalley	$307	$307	$307	$307	$307	$1,536	$3,071
Non-compete payments to Dr. McDaniel, a former employee	300	25	—	—	—	—	325
Funding the 3-year supply agreement to purchase raw materials	3,520	3,520	3,520	—	—	—	10,560
Funding the 5-year supply agreement to purchase raw materials	400	400	400	400	100	—	1,700
Funding the clinical study with St. George’s Hospital	250	250	—	—	—	—	500
Funding employment agreements with various Executives	1,160	340	—	—	—	—	1,500
Minimum rental commitment related to noncancelable operating leases	2,691	2,532	1,030	359	143	—	6,755

Totals	$8,628	$7,374	$5,257	$1,066	$550	$1,536	$24,411

Mannatech has no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities. Since 1994, Mannatech has maintained a purchase commitment with its supplier of Manapol®. In 2003, the purchase commitment was modified to include purchases by its manufacturers, as well as from Mannatech. The purchase commitment requires a collective minimum purchase by Mannatech and its manufacturers of $0.3 million per month through November 2005. Presently Mannatech’s manufacturers’ monthly purchases of Manapol® have met or exceeded the monthly-required commitment of $0.3 million. Mannatech’s projected finished goods purchases are projected to meet the required minimum monthly purchase commitment in 2005.

Mannatech intends to continue to open additional operations in new foreign markets. In 2005, Mannatech plans to expand into Taiwan, which is estimated to cost between $2.0 million and $3.0 million in the aggregate, of which approximately $1.0 million will relate to capital asset purchases.

In 2004, Mannatech substantially completed the first phase of its fully-integrated back-office system and expects to incur costs in 2005 and 2006 of between $8.0 million and $10.0 million. In addition, in 2005 and 2006, Mannatech plans to purchase other capital assets valued between $4.0 million and $6.0 million.

Off–Balance Sheet Arrangements

Mannatech does not utilize off-balance sheet financing arrangements other than in the normal course of business. Mannatech finances the use of certain facilities, office and computer equipment, and automobiles under various operating lease agreements. As of December 31, 2004, the total future minimum lease payments under various operating leases totaled $6.8 million and are due in payments through 2009 as summarized in the table above.

Recent Financial Accounting Standards Board Statements

FAS 123R. In December 2004, FASB issued a revision to Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment,” FAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25 “Accounting for stock issued to employees.” FAS 123R requires a company to recognize compensation cost related to share-based payment transactions in its financial statements. The compensation costs should be measured based on the estimated fair value of the equity or liability instruments issued. The provisions of APB 25 and FAS 123 remain in effect until the provisions of FAS 123R are adopted. FAS 123R is effective for companies with interim periods beginning after June 15, 2005. Mannatech is currently evaluating the impact of adopting FAS 123R on its consolidated financial position, results of operations, and its cash flows.

FAS 151. In November 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“FAS 151”), “Inventory Costs and amendment of ARB No. 43, Chapter 4.” FAS 151 amends the guidance for inventory pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires companies to recognize these costs as current period charges. The provisions of FAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a material impact on Mannatech’s consolidated financial position, results of operations, or its cash flows.

FAS 153. In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“FAS 153”), “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”. FAS 153 amends the guidance in APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange that has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS 153 shall be effective during fiscal years beginning after June 15, 2005. The adoption of FAS 153 is not expected to have a material impact on Mannatech’s consolidated financial position, results of operations, or its cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Mannatech does not engage in trading market risk sensitive instruments and does not purchase investments as hedges or for purposes “other than trading” that are likely to expose it to certain types of market risk, including interest rate, commodity price, or equity price risk. Although Mannatech invests in long-term investments, there has been no material change in its exposure to interest rate risk. Mannatech has not issued any debt instruments, entered into any forward or futures contracts, purchased any options, or entered into any swaps.

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

Mannatech believes inflation has not had a material impact on its operations or profitability. Mannatech expanded into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, and into the Republic of Korea in 2004. Mannatech plans to expand into Taiwan in mid 2005 and plans to begin registering its products in Germany and Denmark. Revenues and expenses in foreign markets are currently translated using historical and weighted-average currency exchange rates.

Mannatech has established policies, procedures, and internal processes that it believes help monitor any significant market risks. Mannatech currently does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations, and projected transactions denominated in foreign currencies. Mannatech cautions that it cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial condition, results of operations, or cash flows. However to combat such risk, Mannatech closely monitors current fluctuations for exposure to such market risk. The foreign currencies in which Mannatech currently has exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, South Korea, and Taiwan. The low and high currency exchange rates to the United States dollar, for each of these countries, for the year ended December 31, 2004 are as follows:

Country/Currency	Low	High
Australia/Dollar	$0.683100	$0.798600
Canada/Dollar	$0.716600	$0.850600
Japan/Yen	$0.008736	$0.009805
New Zealand/Dollar	$0.597000	$0.722600
South Korea/Won	$0.000836	$0.000975
Taiwan/Dollar	$0.029390	$0.031280
United Kingdom/British Pound	$1.755200	$1.946000

Item 8.	Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data of Mannatech required by this Item 8 are set forth in Item 15, beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over its financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes In Our Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Disclosure Controls and Procedures

As of December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 9B.	Other Information

None.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III is incorporated by reference to Mannatech’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this report on the pages indicated:

2.	Financial Statement Schedules

Financial statement schedules have been omitted because the information required therein is included in Mannatech’s Consolidated Financial Statements and related Notes set forth in Item 15 of this report.

3.	Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date

3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998

3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	8-K	000-24657	99.1	August 22, 2001

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.2	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.3	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.4	Letter of Understanding Regarding Development of Proprietary information for Mannatech effective as of August 1, 1997, as amended between Dr. Bill H. McAnalley and Mannatech, Incorporated.	S-1	333-63133	10.12	September 10, 1998

10.5	Commercial Lease Agreement between MEPC Quorum Properties II Inc. and Mannatech, dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998

10.6	Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998

10.7	Assignment of Patent Rights, dated October 30, 1997 between Mannatech and Dr. Bill H. McAnalley, Mr. H. Reginald McDaniel, Mr. D. Eric Moore, Ms. Eileen P. Vennum, Dr. William C. Fioretti and Mannatech, Incorporated.	S-1	333-63133	10.15	September 10, 1998

10.8	Trademark License Agreement effective as of August 14, 1997 between Mannatech and Caraloe, Inc.	S-1	333-63133	10.19	September 10, 1998

10.9	Supply Agreement effective as of December 1, 2003 by and between Mannatech and Caraloe, Inc. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K/A	000-24657	10.1	December 17, 2004

10.10	Supply Agreement by and among Mannatech, Caraloe, Inc., and Natural Alternatives International, Inc., dated December 17, 2004.	8-K	000-24657	99.1	December 22, 2004

10.11	Trademark License Agreement entered into December 17, 2004 to be effective as of December 1, 2004 by and between Mannatech and Caraloe, Inc. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	99.2	December 22, 2004

10.12	Supply Agreement between Mannatech and its supplier, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	99.1	March 29, 2005

10.13	Employment Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003.	10-Q	000-24657	10.3	August 14, 2003

10.14	Royalty Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003.	10-Q	000-24657	10.4	August 14, 2003

10.15	Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 1, 1999.	10-K	000-24657	10.7	March 30, 2000

10.16	First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2002.	10-K	000-24657	10.19	March 30, 2002

10.17	Second Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated June 7, 2004.	10-Q	000-24657	10.1	August 9, 2004

10.18	Form of Indemnification Agreement between Mannatech and each member of its Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004

10.19	Separation Agreement between Mannatech and Mr. Robert M. Henry, dated April 15, 2003.	8-K	000-24657	99.1	April 17, 2003

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date

10.20	Renewal and Extension Promissory Note, dated February 17, 1999 in the amount of $199,896.10 made by Mr. Samuel L. Caster.	10-K	000-24657	10.26	March 31, 1999

10.21	Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated July 2, 2002.	10-Q	000-24657	10.1	August 14, 2002

10.22	General Release Agreement between Mannatech and Dr. H. Reginald McDaniel, dated July 2, 2002.	10-Q	000-24657	10.2	August 14, 2002

10.23	First Amendment to the Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated March 3, 2004.	10-Q	000-24657	10.3	August 9, 2004

10.24*	Renewal of Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated March 9, 2005.	*	*	*	*

10.25	Royalty Agreement between Mannatech and Jett, dated September 10, 2001.	10-Q	000-24657	10.4	November 14, 2001

10.26	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004

10.27	Purchase Agreement with Marinova Pty. Limited, dated August 11, 2004.	10-Q	000-24657	10.1	November 9, 2004

10.28	Form of Indemnification Agreement between Mannatech, and its Board of Directors, dated September 10, 1998.	S-1	333-63133	10.8	September 10, 1998

10.29	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated October 31, 2002.	10-Q	000-24657	10.1	March 14, 2004

14.0*	Code of Ethics	*	*	*	*

21*	List of Subsidiaries	*	*	*	*

23*	Consent of PricewaterhouseCoopers LLP	*	*	*	*

24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2005

Mannatech, Incorporated

By:	/s/ Samuel L. Caster
Samuel L. Caster Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

The undersigned directors and officer of Mannatech, Incorporated hereby constitute and appoint Patricia Wier and Gerald Gilbert, and each of them, with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005.

Signature	Title

/s/ Samuel L. Caster Samuel L. Caster	Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Terry L. Persinger Terry L. Persinger	President, Chief Operating Officer, and Director

/s/ Stephen D. Fenstermacher Stephen D. Fenstermacher	Senior Vice President and Chief Financial Officer (principal accounting officer)

/s/ J. Stanley Fredrick J. Stanley Fredrick	Lead Director

/s/ Patricia A. Wier Patricia A. Wier	Director

/s/ Alan D. Kennedy Alan D. Kennedy	Director

/s/ Gerald E. Gilbert Gerald E. Gilbert	Director

/s/ John Stewart Axford BSc, MD, FRCP John Stewart Axford BSc, MD, FRCP	Director

/s/ Marlin Ray Robbins Marlin Ray Robbins	Director

/s/ Donald A. Buchholz Donald A. Buchholz	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mannatech, Incorporated:

We have completed an integrated audit of Mannatech, Incorporated’s 2004 Consolidated Financial Statements and of its internal control over financial reporting as of December 31, 2004, and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedules

In our opinion, the Consolidated Financial Statements listed in the accompanying index, appearing under Item 15(a)1, present fairly, in all material respects, the financial position of Mannatech, Incorporated and its subsidiaries at December 31, 2004 and 2003, and the Consolidated Results of their Operations and their Cash Flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Dallas, Texas March 30, 2005

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,
	2003	2004
ASSETS
Cash and cash equivalents	$28,291	$44,198
Restricted cash	2,140	393
Income tax receivable	—	4,161
Accounts receivable	134	392
Current portion of notes receivable from affiliates	55	144
Inventories	7,861	13,157
Prepaid expenses and other current assets	2,084	3,188
Deferred tax assets	2,363	1,850

Total current assets	42,928	67,483
Property and equipment, net	5,514	10,013
Long-term investments	9,994	17,073
Notes receivable from affiliates, excluding current portion	150	—
Deferred tax assets	631	1,003
Other assets	806	2,774

Total assets	$60,023	$98,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$16	$8
Accounts payable	2,687	2,227
Accrued expenses	19,940	35,037
Deferred revenue	3,142	2,256
Current portion of accrued severance related to former executives	953	375

Total current liabilities	26,738	39,903
Capital leases, excluding current portion	32	26
Accrued severance related to former executives, excluding current portion	359	—
Long-term liabilities	—	530
Long-term royalties due to an affiliate	106	1,658
Deferred tax liabilities	—	4

Total liabilities	27,235	42,121
Commitments and contingencies (Note 13)	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 26,227,171 shares issued and 26,183,422 outstanding in 2003 and 27,115,440 shares issued and 27,041,125 outstanding in 2004	3	3
Additional paid-in capital	24,175	34,917
Retained earnings	9,271	21,672
Accumulated other comprehensive loss	(422)	195

	33,027	56,787
Less treasury stock, at cost, 43,749 shares in 2003 and 74,315 shares in 2004	(239)	(562)

Total shareholders’ equity	32,788	56,225

Total liabilities and shareholders’ equity	$60,023	$98,346

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share information)

	For the Year Ended December 31,
	2002	2003	2004
Net sales	$140,948	$191,019	$294,508
Cost of sales	24,419	30,884	44,847
Commissions and incentives	59,357	79,577	132,231

	83,776	110,461	177,078

Gross profit	57,172	80,558	117,430
Operating expenses:
Selling and administrative expenses	32,777	39,993	50,006
Other operating costs	21,417	26,956	37,840
Severance expenses related to former executives	—	2,017	—
Non-cash charge related to an affiliate stock sale	—	—	3,047

Total operating expenses	54,194	68,966	90,893

Income from operations	2,978	11,592	26,537
Interest income	285	348	735
Interest expense	(19)	(44)	(17)
Other income (expense), net	98	842	(257)

Income before income taxes	3,342	12,738	26,998
Income tax expense	(1,454)	(3,948)	(7,446)

Net income	$1,888	$8,790	$19,552

Earnings per common share:
Basic	$0.08	$0.34	$0.74

Diluted	$0.07	$0.34	$0.71

Weighted-average common shares outstanding:
Basic	25,135	25,494	26,436

Diluted	25,265	26,175	27,491

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, AND 2004

(in thousands, except per share information)

	Common Stock		Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Issued shares	Par value				Shares	Amounts
Balance at December 31, 2001	25,162	$3	$18,204	($1,407)	($608)	27	($100)	$16,092
Tax benefit related to stock options and warrants	—	—	(36)	—	—	—	—	(36)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	106	—	—	106
Net income	—	—	—	1,888	—	—	—	1,888

Total comprehensive income	—	—	—	—	—	—	—	1,994

Balance at December 31, 2002	25,162	3	18,168	481	(502)	27	(100)	18,050
Proceeds from stock options exercised	976	—	2,917	—	—	—	—	2,917
Tax benefit from exercise of stock options	—	—	1,459	—	—	—	—	1,459
Tender of common stock to exercise stock options	89	—	139	—	—	17	(139)	—
Charge related to stock options and warrants	—	—	1,492	—	—	—	—	1,492
Components of comprehensive income:
Foreign currency translation	—	—	—	—	82	—	—	82
Unrealized loss from investments classified as available-for-sale, net of tax of $ 2	—	—	—	—	(2)	—	—	(2)
Net income	—	—	—	8,790	—		—	8,790

Total comprehensive income	—	—	—	—	—	—	—	8,870

Balance at December 31, 2003	26,227	3	24,175	9,271	(422)	44	(239)	32,788
Proceeds from stock option exercised	781	—	3,308	—	—	—	—	3,308
Tax benefit from exercise stock options	—	—	3,955	—	—	—	—	3,955
Tender of common stock to exercise of stock options	107	—	323	—	—	30	(323)	—
Charge related to stock options and warrants			109					109
Non-cash charge related to stock sale from affiliate	—	—	3,047	—	—	—	—	3,047
Declared dividends of $0.27 per share	—	—	—	(7,151)	—	—	—	(7,151)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	646	—	—	646
Unrealized loss from investments classified as available for sale, net of tax of $18	—	—	—	—	(29)	—	—	(29)
Net income	—	—	—	19,552	—			19,552

Total comprehensive income	—	—	—	—	—	—	—	20,169

Balance at December 31, 2004	27,115	$3	$34,917	$21,672	$195	74	($562)	$56,225

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,888	$8,790	$19,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,991	3,177	3,101
Charge related to affiliate stock sale	—	—	3,047
Provision for doubtful accounts	31	—	—
Write-down of inventories	124	154	428
Loss on disposal of assets	52	19	74
Tax benefit from exercise of stock options	—	1,459	3,955
Charge (benefit) related to stock options and warrants granted	(36)	1,492	109
Deferred income taxes	219	(2,057)	156
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	29	515	(257)
(Increase) decrease in income tax receivable	(307)	307	(4,161)
(Increase) decrease in inventories	2,784	(2,433)	(5,677)
(Increase) decrease in prepaid expenses and other current assets	816	(1,320)	(1,098)
(Increase) decrease in other assets	48	(84)	(1,948)
Increase (decrease) in accounts payable	1,097	823	(467)
Increase in accrued expenses	44	6,949	14,869
Increase (decrease) in deferred revenue	646	2,062	(886)
Increase (decrease) in accrued severance	(1,722)	352	(937)

Net cash provided by operating activities	9,704	20,205	29,860

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(983)	(892)	(7,241)
Cash proceeds from sale of property and equipment	7	—	—
(Increase) decrease in restricted cash and cash equivalents	(345)	(1,795)	1,771
Repayments by affiliates	32	185	61
Purchases of investments	—	(9,994)	(7,079)

Net cash used in investing activities	(1,289)	(12,496)	(12,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	2,917	3,308
Payment of dividends	—	—	(5,263)
Repayment of capital lease obligations	(39)	(6)	(14)
Repayment of notes payable	(660)	(129)	—

Net cash provided by (used) in financing activities	(699)	2,782	(1,969)

Effect of exchange rate changes on cash and cash equivalents	51	107	504

Net increase in cash and cash equivalents	7,767	10,598	15,907
CASH AND CASH EQUIVALENTS:
Beginning of year	9,926	17,693	28,291

End of year	$17,693	$28,291	$44,198

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,077	$1,890	$8,888
Interest paid	$19	$44	$17
SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through notes payable and capital lease	$—	$40	$—
Cancellation of commitment to repurchase common stock from a shareholder	$535	$—	$—
Asset retirement obligations related to operating leases	$—	$250	$333
Treasury shares exchanged to exercise common stock	$—	$139	$323
Dividends Declared	$—	$—	$1,888

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the state of Texas on November 4, 1993 and is located in Coppell, Texas. The Company develops high-quality, proprietary nutritional supplements, topical products, and weight-management products and primarily sells its products through a network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, and the Republic of Korea, also referred to as South Korea. In mid 2005, the Company plans to open operations in Taiwan and plans to begin registering its products in Germany and Denmark. Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the primary purpose of personal consumption or sale to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices for the primary purpose of personal consumption. However, the Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery other than usual and customary product returns. Only independent associates are eligible to earn commissions and incentives on their downline growth and sales volume. The Company has ten wholly-owned subsidiaries although only the following subsidiaries are currently active:

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began
Mannatech Australia Pty Limited	April 1998	St. Leonards, Australia	October 1998
Mannatech Limited UK.	November 1998	Didcot, Oxfordshire, United Kingdom	November 1999
Mannatech Japan, Inc.	January 2000	Tokyo, Japan	June 2000
Mannatech Korea Ltd.	February 2004	Seoul, Republic of Korea	September 2004
Mannatech Taiwan Corporation	June 2004	Coppell, Texas	*

*	Expected to begin operations in mid 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that could affect its reported amounts of assets, liabilities, revenues, and expenses during the reporting periods, as well as disclosures about its contingent assets and liabilities. Significent estimates for the Company include inventory obsolescence, sales returns, and valuation allowance for defered tax assets. Actual results could materially differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

At December 31, 2003 and 2004, accounts receivable primarily consisted of payments due from manufacturers for purchases of raw material inventories and from customers.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost (using standard costs, which approximate average costs) or market. The Company provides an adequate allowance for any slow-moving or obsolete inventories.

Investments

The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS 115, debt securities that have readily determinable fair values are classified in three categories: held-to-maturity, trading securities, and available-for-sale. The Company’s investments are all categorized as available-for-sale and are recorded at fair value, which is determined based on quoted market prices with unrealized gains and losses included in shareholders’ equity, net of tax. Any realized gains and losses on sales of its investments are included in other income (expense), net in the accompanying Consolidated Statements of Operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation computed using the straight-line method over the estimated useful life of each asset. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the accompanying Consolidated Statements of Operations. Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value.

Other Assets

For the year ended December 31, 2004, other assets consisted of $1.5 million in restricted cash related to operations in the Republic of Korea, $1.2 million in deposits for building leases in various locations, and $0.1 million in a restricted term deposit in an Australian bank, which matures in May 2005. The term deposit is required as collateral for the Company’s Australian building lease and is expected to be renewed until March 2008, when the Australian building lease expires.

Long-term Liabilities

At December 31, 2004, the Company maintains building operating leases for its corporate office facilities located in the United Kingdom, Japan, South Korea, and Taiwan. In addition, the Company had accrued $0.3 million estimated restoration costs associated with these operating leases and recorded a deferred benefit obligation of $0.2 million related to its deferred benefit plan for its Japan operations.

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

Revenue Recognition

The Company’s revenues are primarily derived from sales of its products, sales of its starter and renewal packs, and shipping fees. Substantially all product sales are sold to independent associates at published wholesale prices and to members at discounted published retail prices. The Company records a reserve for expected sales refunds based on its historical experience.

The Company defers certain revenue and amortizes it over twelve months. Total deferred revenue at December 31, 2003 and 2004 was $3.1 million and $2.3 million, respectively. Total deferred revenue consisted of revenue received from customer product sales, which were shipped to customers but not received, revenue related to a one-year magazine subscription, and revenue from its pack sales when the pack sale price exceeds the estimated wholesale value of all individual components with the pack. At December 31, 2003 and 2004, total deferred revenue related to undelivered shipments was approximately $2.7 million and $1.5 million, respectively. At December 31, 2003 and 2004, deferred revenue related to magazine subscription and revenue exceeding the total average wholesale value was $0.4 million and $0.8 million, respectively.

Shipping and Handling Cost

The Company records freight and shipping revenue collected from its customers as revenue. The Company records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $7.2 million, $9.6 million, and $13.6 million for the years ended December 31, 2002, 2003, and 2004, respectively.

Advertising Costs

Advertising and promotional expenses are included in selling and administrative expenses and are charged to operations when incurred. Advertising and promotional expenses were approximately $3.1 million, $4.6 million, and $6.3 million for the years ended December 31, 2002, 2003, and 2004, respectively. Literature and promotional items, called sales aids, are sold to independent associates to assist in their sales efforts and are generally included in inventories and charged to cost of sales when sold.

Accounting for Stock-Based Compensation

The Company has three stock-based compensation plans, which are described more fully in Note 12. The Company generally grants stock options to its employees and board members at the fair market value of the stock on the date of grant. The stock options usually vest over three years and are exercisable for ten years. Stock options granted to shareholders who own five percent or more of the Company’s outstanding stock are granted at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and have a term no greater than five years.

For stock-based compensation issued to nonemployees, the Company is required to follow Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation.” Under FAS 123, stock-based compensation to nonemployees is measured and recognized at the calculated fair value on the date of grant in its Consolidated Statements of Operations.

For stock-based compensation issued to employees and members of its Board of Directors, the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Under the recognition and measurement principles of APB 25, no compensation expense is recognized unless the market price of the stock option exceeds the exercise price on the date of grant. The Company will be required to adopt Statement of Financial Accounting Standard No. 123R (“FAS 123R”), “Share Based Payments,” in July 2005. Under FAS 123R, the Company will be required to measure and recognize compensation related to granting stock options to its employees and board members, using a calculated fair-value based method of accounting. As of December 31, 2004, the Company had 516,861 options available to grant and if granted after June 2005 the Company will have to recognize a compensation charge equal to the estimated fair value of its stock options granted in its Consolidated Statements of Operations.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2002, 2003, and 2004:

	2002	2003	2004
Dividend yield	0%	0%	1.5%
Expected volatility	87.2%	87.0%	82.5%
Risk-free rate of return	5.0%	3.4%	3.4%
Expected life (in years)	7	4 or 7	5

For disclosure purposes only, the Company estimated the fair value for all of its stock options granted to employees and board members on the date of grant using the Black-Scholes option-pricing model and estimated the amount of expense that it would have recognized for each stock option granted over its vesting period. The following table illustrates the effect on the Company’s net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to all of its stock options, in thousands, except for per share information:

	For the Year Ended December 31,
	2002	2003	2004
	(in thousands, except per share information)
Consolidated net income, as reported	$1,888	$8,790	$19,552
Add (Subtract): Stock-based employee compensation expense included in reported net income, net of related tax effect	(24)	918	67
Deduct: Total stock-based employee compensation expense determined Under fair value based method for all awards net of related tax effect	(1,116)	(1,067)	(514)

Pro forma net income	$748	$8,641	$19,105

Basic Earnings Per Share:
As reported	$0.08	$0.34	$0.74

Pro forma	$0.03	$0.34	$0.72

Diluted Earnings Per Share:
As reported	$0.07	$0.34	$0.71

Pro forma	$0.03	$0.33	$0.70

Research and Development Costs

The Company expenses research and development costs when incurred. Research and development costs related to new product development, enhancing existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third party contractors, and consulting fees were approximately $3.4 million, $4.0 million, and $7.0 million for the years ended December 31, 2002, 2003, and 2004, respectively. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating expenses.

Software Development Costs

The Company capitalizes qualifying payroll, contracting, and consulting costs related to the development of internal use software after the conceptual formulation stage has been completed. Such costs are amortized over the estimated useful life of the software, which is generally three to five years. The Company capitalized software costs of approximately $0.3 million, $0.1 million, and $4.1 million, in 2002, 2003, and 2004, respectively. Amortization expense related to all of its capitalized software was approximately $1.1 million, $0.7 million, and $0.4 million for the years ended December 31, 2002, 2003, and 2004, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments, receivables, and restricted cash and cash equivalents. The Company utilizes financial institutions that the Company considers to be of high credit quality. The Company also has an outstanding note receivable from an affiliate, which the Company believes is fully collectible.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, time deposits, notes receivable, capital leases, deferred revenues, and accrued expenses, approximate their recorded values due to their relatively short maturities.

Foreign Currency Translation

The Company’s Australian and United Kingdom subsidiaries are operating as limited service providers and the United States dollar is considered to be their functional currency. As a result, nonmonetary assets and liabilities are translated at their approximate historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. Transaction (gains) and losses totaled approximately ($0.1 million), ($0.9 million), and $0.3 million, for the years ended December 31, 2002, 2003, and 2004, respectively.

The Company considers the Japanese Yen the functional currency of its Japanese subsidiary and the Korean Won the functional currency of its South Korean subsidiary because it conducts substantially all of its business in these countries’ currencies. These subsidiaries assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included as accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Income (Loss)

Included in Accumulated Other Comprehensive Income (Loss) are translation adjustments related to its Japan and South Korean operations and unrealized gains and losses from investments that are classified as available-for-sale.

Commissions and Incentives

Independent associates earn commissions and incentives based on their direct and indirect commissionable net sales and downline growth. Commissions and incentives are earned over 13 business periods and each business period is 28 days. Commissions and incentives are accrued when earned. Certain of the commissions related to product sales are paid three weeks following the business period end and the commissions related to pack sales are paid five weeks following the business period end.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

FAS 123R. In December 2004, FASB issued a revision to Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment,” FAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25 “Accounting for stock issued to employees.” FAS 123R requires a company to recognize compensation cost related to share-based payment transactions in its financial statements. The compensation costs should be measured based on the estimated fair value of the equity or liability instruments issued. The provisions of APB 25 and FAS 123 remain in effect until the provisions of FAS 123R are adopted. FAS 123R is effective for companies with interim periods beginning after June 15, 2005. The company is evaluating the impact of adopting FAS 123R on its consolidated financial position, results of operations, and its cash flows.

FAS 151. In November 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“FAS 151”), “Inventory Costs and amendment of ARB No. 43, Chapter 4.” FAS 151 amends the guidance for inventory pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires companies to recognize these costs as current period charges. The provisions of FAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or its cash flows.

FAS 153. In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“FAS 153”), “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”. FAS 153 amends the guidance in APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange that has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS 153 shall be effective during fiscal years beginning after June 15, 2005. The adoption of FAS 153 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or its cash flows.

NOTE 3: INVESTMENTS

The Company classifies its investments as available-for-sale. At December 31, 2004, the Company’s investments consisted of the following:

	Amortized cost	Gross unrealized loss	Fair value
	(in thousands)
Federal Home Loan Bank	$3,993	($45)	$3,948
Corporate asset-based obligations	5,000	—	5,000
State regulated utility company obligation	8,125	—	8,125

Total investments, classified as long term	$17,118	($45)	$17,073

The Company’s fair value of investments by contractual maturity at December 31, 2004, in thousands are as follows:

2004
Due in one year or less (1)	$1,978
Due between one and five years	1,970
Due after ten years	13,125

$17,073

(1)	An investment due in one year with a fair market value of $1,977,500, was subsequently renewed in 2005 and is classified as a long-term investment.

NOTE 4: INVENTORIES

For the year ended December 31, 2003, the Company’s provision for slow-moving and obsolete inventory was $0.2 million and the Company wrote-off inventories of $0.2 million. For the year ended December 31, 2004, the Company increased its inventory provision by $0.2 million and wrote-off inventories of $0.2 million. Inventories consisted of the following (in thousands):

	December 31,
	2003	2004
Raw materials	$1,517	$1,424
Finished goods, less inventory reserves for obsolescence of $246 in 2003 and $217 in 2004	6,344	11,733

	$7,861	$13,157

NOTE 5: PROPERTY AND EQUIPMENT

At December 31, 2003 and 2004, property and equipment consisted of the following (in thousands):

	Estimated useful life	2003	2004
Office furniture and equipment	5 to 7 years	$6,027	$6,537
Computer hardware and software	3 to 5 years	11,995	11,598
Automobiles	3 or 5 years	63	118
Leasehold improvements	2 to 10 years	6,135	6,974

		24,220	25,227
Less accumulated depreciation		(18,717)	(18,758)

		5,503	6,469
Construction in progress		11	3,544

		$5,514	$10,013

In 2004, construction in progress consisted of internally developed software costs of $3.2 million and $0.3 million for in process leasehold improvements for its corporate facility and its Taiwan office. In 2003, construction in progress consisted solely of internally developed software.

NOTE 6: ACCRUED EXPENSES

At December 31, 2003 and 2004, accrued expenses consisted of the following (in thousands):

	2003	2004
Commissions and incentives payable	$6,865	$14,043
Accrued inventory purchases	2,902	6,528
Accrued royalties and compensation	3,104	4,991
Customer deposits and sales returns	799	2,417
Sales and other taxes payable	1,814	2,049
Accrued legal and accounting	352	963
Income taxes payable	2,506	660
Declared dividends	—	1,888
Other accrued operating expenses	1,598	1,498

	$19,940	$35,037

NOTE 7: CAPITAL LEASE OBLIGATIONS

In January 2002, the Company leased a forklift totaling $32,000, of which $25,000 was financed through a three-year capital lease. The capital lease earns interest at 6.0%, expired in December 2004, and contained a bargain purchase option, which was exercised in 2005. In 2003, the Company’s Australian operations leased an automobile totaling $40,000 through a three-year capital lease. The capital lease earns interest at 5% and expires in July 2006.

NOTE 8: INCOME TAXES

The components of the Company’s income before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2002	2003	2004
United States	$3,917	$9,922	$23,667
Foreign	(575)	2,816	3,331

	$3,342	$12,738	$26,998

The components of the Company’s income tax provision for 2002, 2003, and 2004 are as follows:

	2002	2003	2004
Current provision:
Federal	$1,049	$5,161	$6,407
State	96	394	533
Foreign	90	123	363

	$1,235	$5,678	$7,303

Deferred provision:
Federal	$178	($1,560)	$1,235
State	41	(170)	125
Foreign	—	—	(1,217)

	219	(1,730)	143

Income tax expense	$1,454	$3,948	$7,446

A reconciliation of the Company’s effective tax rate and the United States federal statutory rate is summarized as follows:

	For the Year Ended December 31,
	2002	2003	2004
Federal statutory income taxes	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	1.8	2.0
Difference in foreign and United States tax on foreign operations	(5.9)	(0.3)	1.0
Effect of changes in valuation allowance	9.9	(5.3)	(7.8)
Other	2.8	(0.3)	(2.6)

	43.5%	30.9%	27.6%

The Company’s deferred taxes consisted of the following at December 31, (in thousands):

	2003	2004
Deferred tax assets:
Current:
Deferred revenue	$1,210	$405
Inventory capitalization	139	135
Inventory reserves	52	84
Accrued and prepaid expenses	592	1,024
Net operating losses carryforward for its Japan subsidiary	—	47
Current portion of severance expenses	367	145
Other	3	10

Total current deferred tax assets	$2,363	$1,850

Noncurrent:
Depreciation and amortization	$286	$296
Net operating losses carryforward related to its foreign subsidiaries	2,258	151
Deferred royalty for affiliate	—	639
Non-cash accounting charge related to stock options and warrants	195	77
Severance expenses, net of current portion	136	—
Other	14	(9)

Total noncurrent deferred tax assets	2,889	1,154

Total deferred tax assets	5,252	3,004
Less valuation allowance	(2,258)	(151)

Total deferred tax assets, net of valuation allowance	$2,994	$2,853

Deferred tax liabilities:
Non-current deferred taxes – Other	$—	($4)

At December 31, 2003 and 2004, Mannatech’s valuation allowance was $2.3 million and $0.2 million, respectively. FAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of net deferred tax assets will not be realized. A review of all positive and negative evidence of realizability must be considered in determining the need for a valuation allowance. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified.

The $2.3 million valuation allowance at December 31, 2003, represented a full reserve against the Company’s net deferred tax asset related to its Japanese subsidiary. Due to recent improved financial performance and the expectation of continued profitability at the Company’s Japan operations, the Company believes that the entire net deferred tax asset in Japan is more likely than not to be realized. Accordingly, the Company released the related valuation allowance during the third quarter of 2004. Also in 2004, the Company recorded a $0.2 million valuation allowance for its net deferred tax asset related to its South Korean operations, which began in September 2004, as the Company believes the more likely than not criteria for recognition purposes cannot yet be met.

At December 31, 2004, the Company had $0.7 million of undistributed earnings related to its foreign subsidiaries. These earnings were and are expected to continue to be permanently reinvested. Repatriation of these earnings would not result in a material tax liability.

Net deferred tax assets (liabilities) are classified in the accompanying consolidated financial statements as follows (in thousands):

	2003	2004
Current deferred tax assets	$2,363	$1,850
Noncurrent deferred tax assets, net of valuation allowance of $2.3 million and $0.1 million, respectively	631	1,003
Noncurrent deferred tax liabilities	—	(4)

Net deferred tax assets	$2,994	$2,849

NOTE 9: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

Receivables due from affiliates

On February 17, 1999, the Company signed five separate notes receivable agreements with five shareholders who were also affiliates of the Company. The notes with installments were due annually through February 17, 2004. In 2001, the Company agreed to modify the terms of the note receivable with Mr. Charles Fioretti’s as part of his separation and release agreement. Mr. Fioretti is a former Chairman and Chief Executive Officer of the Company. Under the terms of the modified agreement dated June 4, 2001, Mr. Fioretti’s remaining principal balance of $127,000 continued to accrue interest and was due on the earlier of February 17, 2011, or 13 days after the date in which Mr. Fioretti no longer owns at least 100,000 shares of the Company’s common stock. As of December 31, 2004, Mr. Fioretti owed principal and interest related to this note of approximately $144,000, payable in 2005.

Agreement with a Director

In June 2003, the Company modified an agreement with Mr. J. Stanley Fredrick, a board member, to increase the annual payment to Mr. Fredrick to $285,000 because he was performing additional functions for the Company. In November 2003, the Company cancelled this agreement and entered into a Lock-Up Agreement whereby the Company pays Mr. Fredrick $185,000 per year for his agreement not to sell his shares. However, in June 2004, the Company’s Board of Directors authorized Mr. Fredrick to sell up to 350,000 shares of his stock. During 2004, Mr. Fredrick sold 350,000 shares of his common stock. As of December 31, 2004, Mr. Fredrick continues to hold 3,150,000 shares of the Company’s common stock. In addition, on November 6, 2003, the Company agreed to pay Mr. Fredrick $100,000 annually, to act as a lead director for its Board of Directors.

Clinical studies with St. Georges Hospital

On June 4, 2002, Dr. John Axford was elected to the Company’s Board of Directors. The Company paid Dr. Axford $20,000, $8,000, and $33,000 during 2002, 2003, and 2004, respectively, related to various research and development consulting fees. In October 2002, the Company signed a three-year agreement with St. George’s Hospital, the employer of Dr. Axford, to fund a grant for $148,000, to help fund a clinical trial. In June 2004, the Company signed another three-year agreement with St. George’s Hospital to fund the research costs related to the clinical study for a clinical trial involving one of the Company’s products, totaling approximately $0.7 million, of which $0.2 million was paid in 2004. St. George’s Hospital is located in London, England where Dr. Axford is the principal investigator in the clinical trial funded by the Company for St. George’s Hospital.

Transactions involving the Chairman and Chief Executive Officer

In December 2004, Mr. Samuel Caster, Chairman of the Board and Chief Executive Officer, entered into an agreement with a former employee, Dr. H. Reginald McDaniel. Under this agreement, Mr. Caster agreed to sell Dr. McDaniel 180,000 shares of his common stock at $2.66 per share. On the date of this agreement, the fair market value of the Company’s common stock was $19.59 per share. As a result of this private sale transaction, the Company recorded a one-time non-cash charge of $3.0 million, which was calculated as the difference between the fair market value of the common stock and the sales price of the stock had it been sold in the open market.

Samuel L. Caster, founded MannaRelief in 1999 and serves as its Chairman. Under the Internal Revenue Code, MannaRelief is a 501(c)(3) charitable organization that provides glyconutritional products to under-privileged children. Donald Herndon, who serves as the Company’s Vice President of Field Serves, also serves on MannaRelief’s Board. Mr. Herndon is the brother-in-law of Mr. Caster and is also the brother-in-law of Terry L. Persinger, who serves as the Company’s President, Chief Operating Officer and as a member of the Company’s Board of Directors. During 2003 and 2004, the Company made cash contributions to MannaRelief, sold products to MannaRelief at cost plus shipping and handling charges, and shipped the purchased products to MannaRelief’s chosen recipients. In addition certain Company employees and consultants periodically work on various fund raising projects and events for MannaRelief at no cost to MannaRelief. For the years ended December 31, 2003 and 2004, the Company sold products to MannaRelief at cost plus shipping and handling of approximately $0.5 and $0.8 million, respectively and made cash contributions of approximately $0.2 million and $0.3 million, for 2003 and 2004, respectively. The Company has approved an approximate annual donation of $0.4 million to MannaRelief payable in 2005.

NOTE 10: EMPLOYMENT AGREEMENTS

Effective September 1, 1998, the Company entered into a five-year employment agreement with Dr. Bill H. McAnalley, its Chief Science Officer and Senior Vice President of Research and Development. The employment agreement expired in August 2003. In August 2003, the Company entered into a new two-year employment agreement with Dr. McAnalley. Under the terms of this new two-year agreement, Dr. McAnalley’s annual salary was increased to $330,000 and he is also eligible to participate in all employee benefits available to other Company executives. If the Company cancels his employment agreement without cause, the Company is required to pay his remaining annual salary for the duration of the agreement.

On November 1, 1999, the Company entered into a three-year employment agreement with Mr. Terry L. Persinger, its Chief Operating Officer, President, and board member. The employment agreement specifies an annual salary and provides that either party can cancel the agreement. If the Company cancels the employment agreement without cause, the Company is required to pay his annual salary for the remaining duration of the agreement. Mr. Persinger is also eligible to participate in all employee benefits available to other Company executives. On November 1, 2001, the Company amended this employment agreement to extend the term to December 31, 2004 and to increase his annual salary to $340,000 beginning on January 1, 2002. In November 2004, the Company extended Mr. Persinger’s employment contract under the same terms, through December 31, 2006.

In October 2002, the Company entered into a written employment agreement with Mr. Caster whereby Mr. Caster is employed by the Company until December 31, 2005 and is paid an annual salary of $600,000. Mr. Caster is also eligible to participate in all employee benefits available to other Company executives. If the Company terminates his employment without cause, the Company is obligated to pay the remainder of his agreement until December 31, 2005, except in the case of resignation, death, incapacitation, or termination with cause.

In 2001, the Company recorded a severance charge of $3.4 million related to severance agreements with several former officers of the Company including, among others, Ms. Deanne Varner and Mr. Patrick Cobb. Under the terms of their agreements, the executives were bound by certain non-compete and confidentiality clauses and the Company agreed to pay Ms. Varner and Mr. Cobb an aggregate amount of $0.8 million in 2001, $0.6 million in 2002, $0.5 million in 2003, and $0.1 million in 2004. The payments consisted of various charges including compensation related to the cancellation of their employment agreements, health insurance, and automobile expenses. The Company also agreed to grant Ms. Varner a total of 163,333 stock options and Mr. Patrick Cobb a total of 60,000 stock options, all at exercise prices ranging from $1.75 to $4.00 per share. The stock options vested on the date they were granted and as of December 31, 2004, all but 500 stock options and none of the stock warrants had been exercised.

On April 15, 2003, Robert M. Henry resigned from the Company as its Chief Executive Officer and as a board member, and the Company entered into a Separation Agreement with Mr. Henry. Pursuant to the Separation Agreement, the Company is required to pay Mr. Henry a total of $1.4 million, of which $0.4 million remained unpaid at December 31, 2004 and will be paid in 2005. The severance payments primarily related to the Company’s contractual obligations of Mr. Henry’s terminated employment agreement, which would have expired in 2004, outplacement fees, attorney fees, relocation fees, health and life insurance, and title to his leased vehicle. In addition, the Company extended the term of Mr. Henry’s 266,667 vested stock options to the earlier of ten years from the original date of grant, or one year after Mr. Henry’s death, and recorded a one-time non-cash compensation charge of $0.6 million. Mr. Henry exercised all of his stock options in 2003 and 2004. Pursuant to the Separation Agreement, Mr. Henry agreed to provide certain consulting services to the Company through December 31, 2005 and is prohibited from being affiliated with another dietary supplement network-marketing company that specializes in products that are glyconutritional or aloe-based for a specified period.

In September 2003, the Company recorded a severance charge of $0.4 million related to the resignation of Mr. Brad Wayment, its former Senior Vice President of Marketing. During 2003, the Company also paid $0.2 million to various former employees related to various severance agreements, which primarily related to salary and benefits. Subsequently, in October 2003, the Company entered into an agreement with Mr. Wayment whereby the Company agreed to accelerate the vesting period for 16,666 of Mr. Wayment’s stock options and to extend the term of Mr. Wayment’s 100,000 stock options from November 1, 2003 until October 13, 2004. The modification of Mr. Wayment’s original stock options resulted in the Company recording a one-time additional non-cash compensation charge of $0.3 million in the fourth quarter of 2003. Mr. Wayment exercised all of his stock options in 2004.

NOTE 11: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers all full-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100% of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The Company matches 25% of the first 6% contributed and may also make discretionary contributions to the 401(k) Plan, which may not exceed 100% of the first 15% of the employees’ annual compensation. In 2005, the Company increased its matching contribution for the 401(k) plan from 25% of the first 6% contributed to 50% of the first 6% contributed. Company contributions to its United States employees vest ratably over a five-year period. For the years ended December 31, 2002, 2003, and 2004, the Company contributed approximately $0.3 million, $0.1 million, and $0.1 million, respectively, to this 401(k) Plan.

The Company also sponsors a non-U.S. defined benefit plan covering its employees in its Japan Subsidiary (“the Benefit Plan”). Pension benefits under the Benefit Plan are based on years of service and salary. The Company utilizes actuarial methods required by Financial Accounting Standards Board No. 87 (“FAS 87”), “Employers’ Accounting for Pensions,” FAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and FAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FAS Statements No. 87, 88, and 106,” to account for the Benefit Plan. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related pension benefit costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants, and changes in the level of benefits provided. The Company uses a measurement date of December 31 to evaluate and record any post-retirement benefits related to the Benefit Plan.

Plan Obligations

The Benefit Plan’s projected benefit obligation is as follows, (in thousands):

	For the Year Ended December 31,
	2003	2004
Projected benefit obligation at the beginning of period	$110	$205
Service cost	60	84
Interest cost	2	5
Liability gains and losses	14	38
Benefits paid to participants	(1)	—

Projected benefit obligation at end of year	$185	$332

The weighted-average of the assumptions used to determine the projected 2003 and 2004 benefit obligations for its Benefit Plan, are as follows:

	2003	2004
Discount rate	1.7%	2.5%
Rate of increase in compensation levels	2.0%	3.0%

Plan Assets

As of December 31, 2003 and 2004, the Company had not funded any of its obligations to the Benefit Plan.

Funding Status

The funded status of the Benefit Plan, reconciled to the amount reported on the Consolidated Balance Sheet is as follows, (in thousands):

	2003	2004
Unfunded benefit obligation	($170)	($332)
Unrecognized net transition obligation	52	73
Unrecognized net (gain) or loss	—	55

Prepaid benefit cost	($118)	($204)

Benefit Plan Costs

Net periodic pension cost for the non-U.S. Benefit Plan for its Japan subsidiary include the following (in thousands):

	For the Year Ended December 31,
	2003	2004
Service cost	$60	$84
Interest cost	2	5
Amortization of transition or obligation	2	4

Total pension cost	$64	$93

NOTE 12: STOCK OPTION PLANS

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

Stock options outstanding for the 1997, 1998, and 2000 Plans, (collectively, “the Stock Option Plans”) are in thousands, except per share information, for the year ended December 31, as follows:

	2002		2003		2004
	Shares (000s)	Weighted average exercise price	Shares (000s)	Weighted average exercise price	Shares (000s)	Weighted average exercise price
Outstanding at beginning of year	3,371	$3.65	3,366	$3.64	2,313	$4.72
Granted	100	$2.50	297	$7.04	25	$18.69
Exercised	—	$—	(1,065)	$2.87	(888)	$4.09
Canceled	(105)	$2.76	(285)	$2.76	(5)	$2.63

Outstanding at end of year	3,366	$3.64	2,313	$4.53	1,445	$5.06

Options exercisable at year end	2,437	$4.02	1,978	$4.33	1,245	$4.52

Weighted-average fair value of options granted during the year		$1.98		$4.72		$12.36

The following table summarizes information with respect to the Company’s stock options outstanding and exercisable at December 31, 2004, in thousands, except per share information:

	Options outstanding			Options exercisable
Exercise Price Range	Number of shares (000s)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of shares (000s)	Weighted average exercise price
$1.07 – $2.00	124	$1.62	4.4	124	$1.62
$2.50 – $2.69	596	$2.64	5.7	564	$2.65
$3.49 – $5.46	123	$3.81	7.8	117	$3.73
$7.45 – $8.20	577	$7.98	4.9	440	$7.94
$18.69	25	$18.69	9.8	—	$—

$1.07 – $18.69	1,445	$5.06	5.6	1,245	$4.52

During 2001, the Company issued 223,333 stock options and 213,333 warrants to former executives as part of their severance agreements. The stock options and warrants were exercisable immediately at prices ranging from $1.75 to $4.00 per share and have terms of seven to ten years. As of December 31, 2004, all but 500 of the stock options were exercised but none of the warrants had been exercised. The stock options and warrants require variable accounting treatment, which requires the Company to record a compensation charge equal to the difference between the fair market price and the exercise price of these options each quarter. During the years ended December 31, 2002, 2003, and 2004, the Company recorded compensation expense (income) related to these stock options and warrants of approximately ($0.1 million), $1.5 million, and $0.1 million, respectively.

The Company, as part of compensation to its Board of Directors, issues stock options to its new independent board members. In June 2003, the Company issued 50,000 stock options to Gerald Gilbert, an independent director. These stock options vest over three years, are exercisable at an exercise price of $3.49 per share and have a term of ten years. In November 2003, the Company issued 25,000 stock options to Patricia Wier, an independent director. These stock options vest over three years, are exercisable at a price of $7.45 per share, and have a term of ten years. In November 2003, the Company also issued 200,000 stock options to Samuel Caster, its Chairman and Chief Executive Officer and a 20.2% owner of the Company’s stock. Twenty percent of Mr. Casters’ stock options vested immediately, with the remaining stock options vesting ratably over four years. These stock options are exercisable at an exercise price of $8.195 per share and have a term of five years. In October 2004, the Company issued 25,000 stock options to Don Buchholz, an independent director. These stock options vest over three years, are exercisable at a price of $18.69 per share, and have a term of ten years.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware and warehouse equipment under various noncancelable operating leases. Some of these leases have options to renew. The leases expire at various times through July 2009. The Company also leases equipment under various month-to-month cancellable operating leases. Total rent expense was approximately $2.0 million, $2.1 million, and $2.9 million for the years ended December 31, 2002, 2003, and 2004, respectively. During 2002, the Company entered into a master operating lease to lease approximately $0.3 million of computer hardware under a noncancelable master operating lease. The master operating lease contained seven separate three-year operating leases that expire at various times through October 2005. In April 2003, the Company obtained an additional master operating lease with another financial institution to lease additional computer hardware in an amount of $0.4 million that is payable through October 2006. In 2004, the Company leased additional computer hardware of $0.8 million that is payable through April 2007.

Approximate future minimum rental commitments for operating leases are as follows (in thousands):

Year Ending December 31,
2005	$2,691
2006	2,532
2007	1,030
2008	359
2009	143
Thereafter	—

$6,755

Purchase Commitments

The Company maintains a purchase commitment with one of its suppliers to purchase its raw material, called Manapol®. In December 2004, the Company renewed its annual Supply Agreement with this supplier. Under the terms of the purchase commitment, the Company and its manufacturers are collectively required to purchase from this supplier, a minimum monthly volume of $0.3 million of raw materials at an agreed upon price through November 2005.

In March 2004, the Company entered into a five year Supply Agreement with a vendor to purchase a raw material used in its Ambrotose AO® product. Under the terms of the Supply Agreement, the Company is required to purchase a total of $0.4 million annually through February 2009 for an aggregate amount of $1.7 million through 2009.

In August 2004, the Company also entered into a five year Supply Agreement with another vendor to purchase raw materials used in its products. Under the terms of the Supply Agreement, the Company is required to purchase $3.5 million annually over the next three years. The Company is not required to purchase any minimum amount of raw materials for the last two years of this agreement. As of December 31, 2004, the Company is required to purchase an aggregate of $10.6 million through 2007.

Royalty Agreements

In 2002, the Company entered into a royalty agreement with Jett, a high level associate and shareholder, whereby the Company agreed to pay Jett a total of $1.6 million related to certain royalties. The Company agreed to pay him a royalty of $5.00 for each specific training material and sales aid that is developed by him and sold by the Company. At December 31, 2002, 2003, and 2004, the Company paid Jett royalties associated with this agreement of $0.1 million, $0.4 million, and $0.3 million, respectively, which accumulated to $0.8 million.

In August 2003, the Company entered into a royalty agreement with Dr. Bill McAnalley, its Chief Science Officer. The Company has agreed to pay him the greater of his annual royalties or an annual executive bonus. In 2003 and 2004, the Company accrued $0.1 million and $0.3 million, respectively related to this portion of his royalty agreement. After Dr. McAnalley’s employment with the Company ceases, the Company will be required to pay Dr. McAnalley, or his heirs, annual royalties related to a post-employment royalty agreement, for each of the ten years immediately following termination of his employment. The post-employment royalty is based on the Company’s applicable annual global product sales in excess of $105.4 million. As of December 31, 2003 and 2004 the Company accrued a long-term liability of $0.1 million and $1.7 million, respectively, related to this post-employment royalty agreement.

The Company also utilizes royalty agreements with individuals and entities to provide compensation for items such as reprints of articles or speeches relating to the Company, sales of promotional videos featuring sports personalities, and promotional efforts used by the Company for product sales or attracting new associates. Total royalty expenses for such royalty agreements were approximately $0.5 million, $0.4 million, and $0.4 million in 2002, 2003, and 2004, respectively.

Consulting Agreement

In November 2004, the Company entered into a three year consulting agreement with a former employee. Under the terms of the agreement, the Company is obligated to pay the consultant approximately $0.2 million per year for consulting services and living expenses.

Non-Compete and Confidentiality Agreement

In July 2002, the Company entered into a Non-Compete and Confidentiality Agreement with Dr. H. Reginald McDaniel, a former medical director, who resigned from the Company in June 2002. Under the terms of the Non-Compete and Confidentiality Agreement, the Company agreed to pay Dr. McDaniel $25,000 a month, as consideration for his continued compliance with the non-compete clause of this agreement. The Company has amended the Non-Compete and Confidentiality Agreement and agreed to extend the agreement to pay Dr. McDaniel $25,000 a month through January 2006.

Repurchase Plan

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase up to 1.3 million shares of the Company’s outstanding common stock. The Company has not formalized or adopted any Stock Repurchase Plan and currently has no present plans to initiate any repurchase activity in the near future. As of December 31, 2004, the Company had not repurchased any of its common stock in the open market or through any private sales.

NOTE 14: CAPITAL STOCK

Preferred Stock

On April 8, 1998, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to 99.0 million. Additionally, the Company authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have been issued or are outstanding.

Treasury Stock

In September 2003 and 2004, Dr. McAnalley tendered 12,422 and 30,566 shares, respectively of his common stock to the Company, at the current market price on the date of transfer, in order to exercise an additional 74,074 and 107,021, respectively of his stock options. In November 2003, Ms. Eileen Vennum, an executive officer of the Company, tendered 3,626, shares of her common stock to the Company, at the current market price on the date of transfer, in order to exercise 15,000 of her stock options.

NOTE 15: LITIGATION

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

In March, 2004, the New Zealand Medical Devices Safety Authority (referred to as MEDSAFE), contacted the Company regarding several Mannatech independent associates who were allegedly advertising Mannatech’s products for therapeutic purposes, which claims were in violation of the New Zealand Medicines Act 1981. Mannatech addressed the complaints through its independent associate disciplinary procedure and notified MEDSAFE of its actions. MEDSAFE notified the Company on June 3, 2004 that it was satisfied with its response to the complaints and that no further action would be taken.

On June 11, 2004, the Australian Therapeutic Goods Administration notified the Company regarding a complaint that an Australian independent associate had made certain therapeutic claims to promote Mannatech’s products. In response to this complaint, the Company conducted an investigation and terminated this associate’s account. In November 2004, the Australian Therapeutic Goods Administration indicated its agreement to the action proposed by the Company, including its plans for ongoing education and compliance training for its independent associates over the next three years. However, the Australian Therapeutic Goods Administration will continue to monitor the Company’s activities.

On January 1, 2004, the Canadian Natural Health Product Regulations came into force, which applies to all Natural Health Products sold in Canada. The Natural Health Product Regulations require companies selling Natural Health Products in Canada to obtain a product license prior to the sale of such products. Regulatory compliance action in connection with products on the market prior to January 1, 2004 is subject to the priority classification of the product ingredients. As a result, companies selling products containing priority one ingredients were required to submit an application for a product license by June 30, 2004 and company’s selling products containing priority two ingredients were required to submit an application for a product license by December 31, 2004. The Company did not file a license application for its products containing priority one ingredients by June 30, 2004 and accordingly had to await receipt of its product license before its products containing priority one and priority two ingredients could be sold in Canada. In the meantime, the Company’s products remain available for personal consumption by Canadian consumers in accordance with Health Canada’s Importation of Human Use Drugs for Personal Use Enforcement Directive and also reformulated certain of its products in order to prospectively comply with these new regulations in Canada. In March 2005, the Company was orally advised that it could begin reintroduction into Canada of its products containing priority one ingredients that have been assigned a submission number by the Natural Health Products Directorate.

On November 15, 2004, Ms. Chie Sasaski filed suit against the Company, Mr. Samuel Caster, its CEO, Victoria Arcadi, an independent associate, and Kathryn Dykman, a former employee of the Company, in the Superior Court of California, County of Los Angeles, case no. LC 069762. The suit alleged intentional and negligent infliction of emotional distress, intentional and negligent misrepresentation, invasion of privacy, and unfair competition. The lawsuit arises from the publication of a journal article written by an independent associate describing the treatment of the plaintiff’s child in 1997. The Company’s insurance carriers have accepted the duty of defense for this case under a reservations of rights. On January 18, 2005, Ms. Dykman was dismissed as a defendant. Currently, this matter is in the initial stages of discovery and the Company intends to vigorously defend itself against this suit. Ms. Sasaski is seeking unspecified damages.

On February 25, 2005, as part of the Company’s worldwide enforcement efforts of its intellectual property rights, filed a patent infringement lawsuit in the in the High Court, Chancery Division, Patents Court, London, seeking a permanent injunction and certain damages against BION, Inc. and its principal Mr. Veilis Boye, claim no. HC05C00436. The Company has alleged infringement of certain claims of the Company’s European Patent (UK) No. 0 923 383.

The Company also has several pending claims incurred in the normal course of business. In the opinion of management such claims, including those referred to above, can be resolved without any material affect on the Company’s consolidated financial condition, results of operations, or its cash flows.

NOTE 16: EARNINGS PER SHARE

The following data shows the amounts used in computing EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the years ended December 31, 2002, 2003 and 2004. At December 31, 2002, approximately 2.9 million of the Company’s common stock options and 213,333 stock warrants were excluded from its diluted EPS calculation using a weighted-average close price of $1.56 per share, as their effect was antidilutive. At December 31, 2003, approximately 0.8 million of the Company’s common stock options were excluded from its diluted EPS calculation using a weighted-average close price of $5.34 per share, as their effect was antidilutive. At December 31, 2004, none of the Company’s 1.4 million common stock options or its 213,333 stock warrants were excluded from its diluted EPS calculation. The amounts are rounded to the nearest thousands, except for per share amounts.

	2002			2003			2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$1,888	25,135	$0.08	$8,790	25,494	$0.34	$19,552	26,436	$0.74
Effect of dilutive Securities –
Stock options	—	130	(0.01)	—	635	—	—	955	(0.03)
Stock warrants	—	—	—	—	46	—	—	100	—
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,888	25,265	$0.07	$8,790	26,175	$0.34	$19,552	27,491	$0.71

NOTE 17: SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single associate has ever accounted for more than 10% of its total sales.

The Company aggregates its operating segments because it operates as a single reportable segment as a seller of nutritional supplements through its network-marketing distribution channels operating in seven different countries. In each country, the Company markets their products and pays commissions and incentives in similar environments. The Company’s management reviews its financial information by country and concentrates its internal reporting and analysis of revenues on pack sales and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells primarily the same products and possesses similar economic characteristics such as similar gross margins. The Company’s Canadian operations is serviced through its United States corporate facility and its products are shipped through a third party distribution facility located in Canada. The Company’s New Zealand operation is serviced through its Australian operation, which is a limited service provider for its parent, and its products are shipped through a third party distribution facility located in Australia. The Company’s United Kingdom operation is also a limited service provider, for its parent. Net sales by country and pack and product information are as follows:

Year	United States		Canada		Australia		United Kingdom		Japan		New Zealand*		South Korea**		Totals
2002	$105.0	74.5%	$16.4	11.6%	$6.6	4.7%	$1.6	1.1%	$9.0	6.4%	$2.3	1.7%	$—	—%	100.0%
2003	$127.8	67.0%	$16.7	8.7%	$15.6	8.2%	$5.0	2.6%	$18.6	9.7%	$7.3	3.8%	$—	—%	100.0%
2004	$192.5	65.4%	$22.2	7.5%	$30.6	10.4%	$10.5	3.6%	$24.5	8.3%	$12.9	4.4%	$1.3	0.4%	100.0%

*	New Zealand began operations in June 2002.
**	South Korea began operations in September 2004.

	For the Year Ended December 31,
	2002	2003	2004
	(in millions)
Consolidated Product sales	$105.5	$144.3	$209.3
Consolidated Pack sales	29.2	39.0	70.5
Consolidated Other, including freight	6.2	7.7	14.7

Total	$140.9	$191.0	$294.5

Canada and New Zealand operations are serviced through the Company’s offices in the United States and Australia, respectively. Long-lived assets by country includes property, plant and equipment and construction in progress are as follows (in millions):

	For the Year Ended December 31,
Country	2002	2003	2004
Australia	$0.3	$0.3	$0.3
Japan	0.5	0.5	0.6
South Korea	—	—	0.7
United Kingdom	0.2	0.1	0.4
United States	6.5	4.6	8.0

	$7.5	$5.5	$10.0

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998

3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	8-K	000-24657	99.1	August 22, 2001

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.2	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.3	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.4	Letter of Understanding Regarding Development of Proprietary information for Mannatech effective as of August 1, 1997, as amended between Dr. Bill H. McAnalley and Mannatech, Incorporated.	S-1	333-63133	10.12	September 10, 1998

10.5	Commercial Lease Agreement between MEPC Quorum Properties II Inc. and Mannatech, dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998

10.6	Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998

10.7	Assignment of Patent Rights, dated October 30, 1997 between Mannatech and Dr. Bill H. McAnalley, Mr. H. Reginald McDaniel, Mr. D. Eric Moore, Ms. Eileen P. Vennum, Dr. William C. Fioretti and Mannatech, Incorporated.	S-1	333-63133	10.15	September 10, 1998

10.8	Trademark License Agreement effective as of August 14, 1997 between Mannatech and Caraloe, Inc.	S-1	333-63133	10.19	September 10, 1998

10.9	Supply Agreement effective as of December 1, 2003 by and between Mannatech and Caraloe, Inc. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K/A	000-24657	10.1	December 17, 2004

10.10	Supply Agreement by and among Mannatech, Caraloe, Inc., and Natural Alternatives International, Inc., dated December 17, 2004.	8-K	000-24657	99.1	December 22, 2004

10.11	Trademark License Agreement entered into December 17, 2004 to be effective as of December 1, 2004 by and between Mannatech and Caraloe, Inc. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	99.2	December 22, 2004

10.12	Supply Agreement between Mannatech and its supplier, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	99.1	March 29, 2005

10.13	Employment Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003.	10-Q	000-24657	10.3	August 14, 2003

10.14	Royalty Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003.	10-Q	000-24657	10.4	August 14, 2003

10.15	Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 1, 1999.	10-K	000-24657	10.7	March 30, 2000

10.16	First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2002.	10-K	000-24657	10.19	March 30, 2002

10.17	Second Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated June 7, 2004.	10-Q	000-24657	10.1	August 9, 2004

10.18	Form of Indemnification Agreement between Mannatech and each member of its Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004

10.19	Separation Agreement between Mannatech and Mr. Robert M. Henry, dated April 15, 2003.	8-K	000-24657	99.1	April 17, 2003

1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.20	Renewal and Extension Promissory Note, dated February 17, 1999 in the amount of $199,896.10 made by Mr. Samuel L. Caster.	10-K	000-24657	10.26	March 31, 1999

10.21	Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated July 2, 2002.	10-Q	000-24657	10.1	August 14, 2002

10.22	General Release Agreement between Mannatech and Dr. H. Reginald McDaniel, dated July 2, 2002.	10-Q	000-24657	10.2	August 14, 2002

10.23	First Amendment to the Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated March 3, 2004.	10-Q	000-24657	10.3	August 9, 2004

10.24*	Renewal of Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated March 9, 2005.	*	*	*	*

10.25	Royalty Agreement between Mannatech and Jett, dated September 10, 2001.	10-Q	000-24657	10.4	November 14, 2001

10.26	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004

10.27	Purchase Agreement with Marinova Pty. Limited, dated August 11, 2004.	10-Q	000-24657	10.1	November 9, 2004

10.28	Form of Indemnification Agreement between Mannatech, and its Board of Directors, dated September 10, 1998.	S-1	333-63133	10.8	September 10, 1998

10.29	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated October 31, 2002.	10-Q	000-24657	10.1	March 14, 2004

14.0*	Code of Ethics	*	*	*	*

21*	List of Subsidiaries	*	*	*	*

23*	Consent of PricewaterhouseCoopers LLP	*	*	*	*

24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	Filed herewith.

2