Form 10-Q
period 2005-03-31
MANNATECH INC
filed 2005-05-09
CIK 1056358

March 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

As of April 30, 2005, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share was 27,177,907.

Mannatech, Incorporated

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS—(UNAUDITED)

(in thousands, except share amounts)

	December 31, 2004	March 31, 2005
ASSETS
Cash and cash equivalents	$44,198	$51,191
Short-term investments	—	2,366
Restricted cash	393	—
Income tax receivable	4,161	4,160
Accounts receivable	392	929
Inventories	13,157	14,034
Prepaid expenses and other current assets	3,188	2,660
Deferred tax assets	1,850	1,523
Current portion of notes receivable from affiliates	144	146

Total current assets	67,483	77,009
Long-term investments	17,073	14,933
Property and equipment, net	10,013	11,891
Restricted cash	1,571	1,478
Other assets	1,203	1,198
Deferred tax assets	1,003	1,013

Total assets	$98,346	$107,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,227	$932
Accrued expenses	22,319	23,751
Commission payable	12,718	13,756
Deferred revenue	2,256	6,637
Current portion of accrued severance related to former executives	375	274
Current portion of capital leases	8	8

Total current liabilities	39,903	45,358
Long-term royalties due to an affiliate	1,658	2,718
Long-term liabilities	530	533
Capital leases, excluding current portion	26	23
Deferred tax liabilities	4	4

Total liabilities	42,121	48,636

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,115,440 shares issued and 27,041,125 outstanding in 2004 and 27,190,692 shares issued and 27,116,377 outstanding in 2005	3	3
Additional paid-in capital	34,917	35,217
Retained earnings	21,672	24,434
Accumulated other comprehensive (income) loss	195	(206)

	56,787	59,448
Less treasury stock, at cost, 74,315 shares in 2004 and 2005	(562)	(562)

Total shareholders’ equity	56,225	58,886

Total liabilities and shareholders’ equity	$98,346	$107,522

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS—(UNAUDITED)

(in thousands, except per share information)

	For the three months ended March 31,
	2004	2005
Net sales	$58,386	$85,145
Cost of sales	8,657	12,930
Commissions and incentives	25,866	37,563

	34,523	50,493

Gross profit	23,863	34,652

Operating expenses:
Selling and administrative expenses	12,305	16,120
Other operating costs	6,984	10,921

Total operating expenses	19,289	27,041

Income from operations	4,574	7,611
Interest income	138	332
Other income (expense), net	(93)	(92)

Income before income taxes	4,619	7,851
Income tax expense	(1,514)	(3,189)

Net income	$3,105	$4,662

Earnings per common share:
Basic	$0.12	$0.17

Diluted	$0.11	$0.17

Weighted-average common shares outstanding:
Basic	26,279	27,098

Diluted	27,414	28,035

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(in thousands)

	For the three months ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,105	$4,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	657	1,036
Write-down of inventories	—	25
(Gain) loss on disposal of assets	60	(8)
Tax benefit from exercise of stock options	181	154
Charge (benefit) related to stock options and warrants granted	(4)	7
Deferred income taxes	(7)	279
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(250)	(550)
(Increase) decrease in income tax receivable	—	1
(Increase) decrease in inventories	(1,158)	(947)
(Increase) decrease in prepaid expenses and other current assets	(471)	518
(Increase) decrease in other assets	214	(23)
Increase (decrease) in accounts payable	(429)	(1,286)
Increase (decrease) in accrued expenses	(581)	2,561
Increase (decrease) in commissions payable	1,896	1,099
Increase (decrease) in deferred revenue	1,895	4,381
Increase (decrease) in accrued severance	(309)	(101)

Net cash provided by operating activities	4,799	11,808
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(459)	(2,941)
Decrease in restricted cash	1,537	489
Repayment by shareholders/related parties	53	(2)
Purchases of investments	(5,158)	(226)

Net cash used in investing activities	(4,027)	(2,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(2,623)	(1,900)
Proceeds from stock options exercised	173	139
Repayment of capital lease obligations	(3)	(3)

Net cash used in financing activities	(2,453)	(1,764)

Effect of exchange rate changes on cash and cash equivalents	164	(371)
Net increase (decrease) in cash and cash equivalents	(1,517)	6,993

CASH AND CASH EQUIVALENTS:
Beginning of period	28,291	44,198

End of period	$26,774	$51,191

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Treasury shares tendered to exercise stock options	$323	$—
Declared dividends	$—	$1,898

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the state of Texas on November 4, 1993 and is located in Coppell, Texas. The Company develops high-quality, proprietary nutritional supplements, topical products, and weight-management products and primarily sells its products through a network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, and the Republic of Korea, also referred to as South Korea. The Company plans to open operations in Taiwan in June 2005 and plans to begin registering its products in Germany and Denmark in 2005. Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the primary purpose of personal consumption or sale to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices for the primary purpose of personal consumption. However, the Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery other than usual and customary product returns. Only independent associates are eligible to earn commissions and incentives on their downline growth and sales volume. The Company has ten wholly-owned subsidiaries although only the following subsidiaries are currently active:

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began
Mannatech Australia Pty Limited	April 1998	St. Leonards, Australia	October 1998
Mannatech Limited UK.	November 1998	Didcot, Oxfordshire, United Kingdom	November 1999
Mannatech Japan, Inc.	January 2000	Tokyo, Japan	June 2000
Mannatech Korea Ltd.	February 2004	Seoul, Republic of Korea	September 2004
Mannatech Taiwan Corporation	June 2004	Coppell, Texas*	**

*	Branch office of the Mannatech Taiwan Corporate subsidiary will be located in Taipei, Taiwan.
**	Expected to begin operations in June 2005.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the Company’s consolidated financial information as of, and for, the period presented. The consolidated results of operations for an interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for year ended December 31, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior years’ balances have been reclassified to conform to the Company’s 2005 consolidated financial statement presentation.

MANNATECH, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company’s revenues are primarily derived from sales of its products, sales of starter and renewal packs, and shipping fees. Substantially all of the Company’s product sales are sold to independent associates at published wholesale prices and to members at discounted published retail prices. The Company records a reserve for expected sales refunds based on its historical experience.

The Company defers certain revenue and amortizes it over twelve months. Total deferred revenue at March 31, 2005 was $6.6 million and at December 31, 2004 was $2.3 million. Total deferred revenue consisted of revenue received from customer product sales, which were shipped to customers but not received, revenue related to a one-year magazine subscription, and revenue from its pack sales when the pack sale price exceeds the estimated wholesale value of all individual components with the pack. At March 31, 2005 and December 31, 2004, deferred revenue related to undelivered shipments was approximately $5.9 million and $1.5 million, respectively. At March 31, 2005 and December 31, 2004, deferred revenue related to a one-year magazine subscription and certain revenues from pack sales was $0.7 million and $0.8 million, respectively.

Shipping and Handling Costs

The Company records freight and shipping revenue collected from its customers as revenue. The Company records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses was approximately $4.2 million and $2.9 million for the three months ended March 31, 2005 and 2004, respectively.

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

For stock-based compensation issued to employees and members of its Board of Directors, the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Under the recognition and measurement principles of APB 25, no compensation expense is recognized unless the market price of the stock option exceeds the exercise price on the date of grant. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R (“FAS 123R”), “Share-Based Payments,” which was initially required to be adopted by companies in July 2005. However, in April 2005, FAS 123R was postponed to be adopted by companies for fiscal year ends after June 15, 2005. Under FAS 123R, the Company will be required to measure and recognize compensation related to granting stock options to its employees and board members, using a calculated fair-value based method of accounting. As of March 31, 2005, the Company had 516,861 stock options available to grant and if any options are granted after December 31, 2005, the Company will be required to recognize a compensation charge equal to the estimated fair value of its stock options granted in its Consolidated Statements of Operations.

MANNATECH, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the three months ended March 31,
(in thousands, except for per share information)	2004	2005
Consolidated net income as reported	$3,105	$4,662
Add (Subtract): Stock-based employee compensation (income) expense included in reported net income, net of related tax effect	(3)	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(134)	(87)

Pro forma net income	$2,968	$4,579

Basic Earnings Per Share:
As reported	$0.12	$0.17

Pro forma	$0.11	$0.16

Diluted Earnings Per Share:
As reported	$0.11	$0.17

Pro forma	$0.10	$0.16

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents. At March 31, 2005 and March 31, 2004, none of the Company’s common stock options or warrants were excluded from the diluted EPS calculation. The amounts are rounded to the nearest thousand, except for per share amounts.

	2004			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$3,105	26,279	$0.12	$4,662	27,098	$0.17
Effect of dilutive securities:
Stock options	—	1,038	(0.01)	—	823	—
Warrants	—	97	—	—	114	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,105	27,414	$0.11	$4,662	28,035	$0.17

MANNATECH, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 INVESTMENTS

The Company classifies its investments as available-for-sale. At March 31, 2005, the Company’s investments consisted of the following:

	Amortized cost	Gross Unrealized loss	Fair value
	(in thousands)
Federal Home Loan Bank	$4,391	$(67)	$4,324
Corporate asset-based obligations	3,850	—	3,850
State regulated utility company obligation	9,125		9,125

Total investments	$17,366	$(67)	$17,299

The Company’s fair values of investments by contractual maturity, in thousands are as follows:

	December 31, 2004		March 31, 2005
Due in one year or less	$1,978	(1)	$2,366
Due between one and five years	1,970		1,958
Due after ten years	13,125		12,975

	$17,073		$17,299

(1)	At December 31, 2004 this investment was due in one year and had a fair market value of $1,977,500, but was subsequently renewed in 2005, therefore at December 31, 2004 this investment was classified as a long-term investment.

NOTE 3 INVENTORIES

At December 31, 2004 and March 31, 2005, inventories consisted of the following:

	December 31, 2004	March 31, 2005
	(in thousands)
Raw materials	$1,424	$2,188
Finished goods, less inventory reserves for obsolescence of $119 in 2004 and $167 in 2005	11,733	11,846

	$13,157	$14,034

NOTE 4 COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income is as follows:

	Three months ended March 31,
	2004	2005
	(in thousands)
Net income	$3,105	$4,662
Foreign currency translation adjustments	160	393
Unrealized gain from investments classified as available-for-sale, net of related tax effect of $5 for 2004 and $4 for 2005	7	9

Comprehensive income	$3,272	$5,064

MANNATECH, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 COMMITMENTS AND CONTINGENCIES

Royalty Agreement

In August 2003, the Company entered into a royalty agreement with Dr. Bill McAnalley, its Chief Science Officer. The Company has agreed to pay him the greater of his annual royalties or an annual executive bonus. For the three months ended March 31, 2004 and 2005, the Company accrued $0.2 million and $0.1 million, respectively related to this portion of his royalty agreement. After Dr. McAnalley’s employment with the Company ceases, the Company will be required to pay Dr. McAnalley, or his heirs, annual royalties related to a post-employment royalty agreement, for each of the ten years immediately following termination of his employment. The long-term royalty is based on the Company’s applicable annual global product sales in excess of $105.4 million. As of March 31, 2005 and December 31, 2004, the Company accrued a long-term liability of $2.7 million and $1.7 million, respectively, related to this post-employment royalty agreement.

MannaRelief

Samuel L. Caster, founded MannaRelief in 1999 and serves as its Chairman. Under the Internal Revenue Code, MannaRelief is a 501(c)(3) charitable organization that provides glyconutritional products to under-privileged children. Donald Herndon, who serves as the Company’s Vice President of Field Serves, also serves on MannaRelief’s Board. Mr. Herndon is the brother-in-law of Mr. Caster and is also the brother-in-law of Terry L. Persinger, who serves as the Company’s President, Chief Operating Officer and as a member of the Company’s Board of Directors. For the three months ended March 31, 2005 and 2004, the Company made cash contributions to MannaRelief, sold products to MannaRelief at cost plus shipping and handling charges, and shipped the purchased products to MannaRelief’s chosen recipients. In addition certain Company employees and consultants periodically work on various fund raising projects and events for MannaRelief at no cost to MannaRelief. For the three months ended March 31, 2005 and 2004, the Company sold products to MannaRelief at cost plus shipping and handling of approximately $0.3 and $0.1 million, respectively and made cash contributions of approximately $0.1 million, in each of these periods. For the year 2005, the Company approved a cash donation of $0.4 million to MannaRelief, of which $0.1 million was paid in the first three months of 2005.

NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS

FAS 123R. In December 2004, FASB issued a revision to Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment.” FAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for stock issued to employees.” FAS 123R requires a company to recognize compensation cost related to share-based payment transactions in its financial statements. The compensation costs should be measured based on the estimated fair value of the equity or liability instruments issued. The provisions of APB 25 and FAS 123 remain in effect until the provisions of FAS 123R are adopted. FAS 123R was initially effective for companies with interim periods beginning after June 15, 2005 but in April 2005, FAS 123R was postponed to be adopted by companies with fiscal year ends after June 15, 2005. The Company is evaluating the impact of adopting FAS 123R on its consolidated financial position, results of operations, and its cash flows.

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

MANNATECH, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAS 153. In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“FAS 153”), “Exchanges of Nonmonetary Assets and amendment of APB Opinion No. 29”. FAS 153 amends the guidance in APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange that has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS 153 shall be effective during fiscal years beginning after June 15, 2005. The adoption of FAS 153 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or its cash flows.

Note 7 SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single associate has ever accounted for more than 10% of its total sales.

The Company aggregates its operating segments because it operates as a single reportable segment as a seller of nutritional supplements through its network-marketing distribution channels operating in seven different countries. In each country, the Company markets its products and pays commissions and incentives in similar environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues on pack sales and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells primarily the same products and possesses similar economic characteristics such as similar gross margins. The Company’s Canadian operation is serviced through its United States corporate facility and its products are shipped through a third party distribution facility located in Canada. The Company’s New Zealand operations are serviced through its Australian operations, which is a limited service provider for its parent, and its products are shipped through a third party distribution facility located in Australia. The Company’s United Kingdom operation is also a limited service provider for its parent. The Company’s limited service provider is responsible for processing orders and paying operating expenses; however, the United States Company has title to all inventory, and records all of the limited service provider’s net sales, cost of sales and commissions on its books. Net sales by country along with pack and product information for the three months ended March 31, 2004 and 2005, respectively are as follows:

Year	United States		Canada		Australia		United Kingdom		Japan		New Zealand		South Korea*		Totals
2004	$36.8	63.0%	$4.7	8.0%	$6.5	11.1%	$2.8	4.8%	$5.0	8.6%	$2.6	4.5%	$—	—%	100.0%
2005	$56.1	65.9%	$6.7	7.9%	$8.1	9.5%	$2.4	2.8%	$7.8	9.2%	$3.6	4.2%	$0.4	0.5%	100.0%

*	South Korea began operations in September 2004.

	Three months ended March 31,
	2004	2005
	(in millions)
Consolidated Product sales	$44.9	$64.7
Consolidated Pack sales	12.4	20.5
Consolidated Other, including freight	1.1	(0.1)

Total	$58.4	$85.1

MANNATECH, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canada and New Zealand operations operate through offices in the United States and Australia, respectively. Long-lived assets by country include property, plant and equipment and are as follows:

	December 31, 2004	March 31, 2005
	(in millions)
Country
Australia	$0.3	$0.3
Japan	0.6	0.5
South Korea	0.7	0.6
Taiwan*	—	0.5
United Kingdom	0.4	0.4
United States	8.0	9.6

	$10.0	$11.9

*	The Company expects to begin operations in Taiwan in June 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s consolidated financial position and its results of operations for the three months ended March 31, 2005 as compared to the same period in 2004. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Company Overview

For over a decade, Mannatech has developed innovative, high-quality, proprietary nutritional supplements, topical and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, and the Republic of Korea, also known as South Korea. New Zealand began operations in June 2002 and is serviced by Mannatech’s Australian subsidiary. Mannatech’s Australian and United Kingdom operations each operate as limited service providers for its United States parent. As limited service providers, its parent owns all of its limited service provider’s sales, inventory, commissions, and cost of sales, which are processed by its limited service providers. Mannatech plans to begin operations in Taiwan in June 2005. Mannatech also plans registering its products in Germany and Denmark in 2005 to allow its United Kingdom operations to ship its products into Germany and Denmark.

Mannatech operates as a single segment and primarily sells its products through a network of approximately 401,000 independent associates and members who have purchased Mannatech’s packs and products within the last 12 months, which are referred to as current independent associates and members. Mannatech operates as a seller of nutritional supplements through its network-marketing distribution channels operating in seven different countries. Mannatech’s management reviews its financial information in each country by pack sales and by product sales. Each of Mannatech’s operations sells primarily the same products and possesses similar economic characteristics, such as similar gross margins. For the three months ended March 31, 2005, Mannatech’s foreign operations accounted for approximately 34.1% of its consolidated net sales, whereas for the same period in 2004, Mannatech’s foreign operations accounted for 37.0% of its consolidated net sales. Consolidated net sales by country in dollars and as a percentage of consolidated net sales for the three months ended March 31, 2004 and 2005 are as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

(in millions)	United States	Canada	Australia	United Kingdom	Japan	New Zealand	South* Korea	Total
2004	$36.8	$4.7	$6.5	$2.8	$5.0	$2.6	$—	$58.4
2005	$56.1	$6.7	$8.1	$2.4	$7.8	$3.6	$0.4	$85.1

	United States	Canada	Australia	United Kingdom	Japan	New Zealand	South* Korea	Total
2004	63.0%	8.0%	11.1%	4.8%	8.6%	4.5%	—	100.0%
2005	65.9%	7.9%	9.5%	2.8%	9.2%	4.2%	0.5%	100.0%

*	South Koreas began operations in September 2004.

Mannatech derives its revenues from sales of its products, sales of its starter and renewal packs, and from shipping fees collected from its customers. Mannatech defers the recognition of its revenues until its customers receive their shipments. Substantially all of its product sales are sold either to independent associates at published wholesale prices, members at discounted published retail prices, or to customers at published retail prices. Mannatech has no involvement in its products after delivery other than usual and customary product returns.

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

For the three months ended March 31, 2005, Mannatech’s consolidated net sales increased by $26.8 million to $85.1 million, or 45.8% as compared to the same period in 2004. Mannatech attributes the improvement in its sales and operations to the following:

•	increasing its current independent associate base by 39.7%, or 114,000 additional independent associates and members, to 401,000 as of March 31, 2005 as compared to 287,000 as of March 31, 2004;

•	a shift in the mix of the number of independent associates purchasing business-building packs;

•	increasing net sales by $0.4 million related to the expansion of its operations into South Korea in September 2004;

•	registering its product Ambrotose AO® in its international markets; and

•	introducing new products including MannaBears™ in September 2004, Wellness Water Bottle in November 2004, and Advanced Ambrotose™ in March 2005.

Mannatech believes that the increase in its current independent associate base is the result of enhancements to its diversified compensation plan and incentives implemented in 2002 and 2003, including introducing an annual travel incentive program. Additionally, Mannatech believes its annual travel incentive program helps increase the number of current independent associates purchasing its products and is also a motivational vehicle for attracting and retaining independent associates. Mannatech’s annual travel incentive usually has a qualification period of four or five months, during which independent associates qualify for the annual travel incentive by earning points primarily on the sales of product purchases and sales of high dollar packs. Under its annual travel incentive program, Mannatech requires its independent associates to maintain their associate positions and will disqualify an associate for all subsequent returns of any qualifying packs or products, except for exchanges for like-kind products and packs.

Mannatech believes its future success in increasing its net sales is dependent on the following factors:

•	continuing its product development strategy, which includes continuing to enhance its existing proprietary products and introducing new products, such as the recent launch of MannaBears™, as well as the launch of Advanced Ambrotose™ in March 2005;

•	continuing its plans for international expansion; and

•	continuing to attract and retain independent associates by introducing new incentives and refining existing commissions and incentives.

Cost of sales consists of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s independent associates, in-bound freight, and provisions for slow-moving or obsolete inventories. As of March 31, 2005, Mannatech’s inventory increased by $0.9 million, as compared to December 31, 2004, which primarily related to an increase of raw materials on hand related to the expected increase in net sales. Mannatech’s cost of sales as a percentage of net sales relates to the mix of products and packs sold as product sales have a higher gross margin than its pack sales. Mannatech’s sales mix can be influenced by any one of the following:

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

Commissions and incentives are dependent on the sales mix and types of incentives offered. Commissions and incentives are Mannatech’s largest expenses on its Statement of Operations. Mannatech believes that its combined commissions and incentives should remain in the range of 41% to 46% of total consolidated net sales. Commissions and incentives are paid to Mannatech’s independent associates in accordance with its global associate career and compensation plan and are calculated using commissionable net sales. Commissionable net sales consist of finished products and pack sales. Mannatech’s commission and incentive program calculates commissions and incentives based on the following criteria:

•	an associate’s earned placement and position within Mannatech’s overall global career and compensation plan;

•	the volume of an associate’s direct and indirect commissionable sales; and

•	achievement of certain sales levels.

Mannatech’s global associate career and compensation plan allows new and existing independent associates to build their individual global networks by expanding their existing downlines into international markets rather than requiring independent associates to establish new downlines to qualify for commissions and incentives within each new country.

Each year, Mannatech offers new travel incentives and contests that are designed to stimulate both its pack and product sales. In March 2005, Mannatech announced its 2005 travel incentive contest and anticipates the cost of the trip incentive to be approximately $4.7 million, which will include approximately 1,700 winners. Mannatech’s 2004 travel incentive contest had approximately 1,200 winners for its 5-day cruise for two in the Caribbean at a total cost of $2.9 million.

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech reviews its policies related to the portrayal of its consolidated financial condition and consolidated results of operations that require the application of significant judgment by Mannatech’s management. Mannatech also analyzes the need for certain estimates, including the need for such items as inventory reserves, impairment of long-lived assets, capitalization of software development, tax valuation allowances, revenue recognition, sales returns, accounting for stock options and warrants, and contingencies and litigation. Mannatech bases any estimates needed on its historical experience, industry standards, and various other assumptions that management believes are reasonable under the circumstances. Mannatech cautions readers that actual results could differ from its estimates under different assumptions or conditions. If circumstances change relating to the various assumptions or conditions used in such estimates, Mannatech could experience an adverse effect on its consolidated financial condition, changes in its financial condition and its results of operations. Mannatech has identified the following applicable critical accounting policies as of March 31, 2005:

Inventory Reserves

Mannatech reviews its inventory carrying value and compares it to the fair market value and any inventory value in excess of its estimated fair market value is written down. In addition, Mannatech reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Mannatech’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. In the future, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. Mannatech’s inventory value at March 31, 2005 was $14.0 million, which includes an inventory reserve of approximately $0.2 million.

Asset Impairment

Mannatech reviews the book value of its property and equipment for impairment whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may not be recoverable. Mannatech’s impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. Mannatech believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), Mannatech would have to recognize an impairment loss to the extent the net book value of its property and equipment exceeds its fair value. At March 31, 2005, the net book value of Mannatech’s property and equipment was $11.9 million.

Software Capitalization

During 2004, Mannatech began the development of several information technology projects that are expected to increase functionality, improve the efficiency and effectiveness of its operations and internal controls, and expand its reporting capabilities. Internally-developed software projects included the establishment of a comprehensive Japanese e-commerce system, translation and application development of its Korean computer application software, and development of its global re-architecture project also known as its PeopleSoft® Enterprise One project. In 2004, Mannatech substantially completed the development of its South Korea computer application project, its Japanese e-commerce system, and the first phase of implementing its PeopleSoft® Enterprise One system. The total cost of these projects was $4.1 million, of which $3.3 million was capitalized as a fixed asset as it related to capitalizable payroll, contractors’ and consulting fees and $0.8 million was expensed as non-capitalized expenses related to these projects.

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

Mannatech amortizes its capitalized software development costs over the estimated useful life of the software application, which is either three or five years. If accounting standards change or if the capitalized software becomes obsolete, Mannatech may be required to write-off its unamortized capitalized software or accelerate its amortization period. As of March 31, 2005, Mannatech had approximately $5.5 million of unamortized capitalized software development costs.

Tax Valuation Allowances

Mannatech evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. If Mannatech is unable to realize the expected future benefits of its deferred tax assets, it is required to provide an additional valuation allowance. As of March 31, 2005, Mannatech’s net deferred tax assets were approximately $2.5 million, which includes a valuation allowance of approximately $0.3 million, related to deferred tax assets for both its South Korean and Taiwan operations.

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

Accounting for Stock-Based Compensation

Currently, Mannatech follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations for stock options granted to employees and members of its Board of Directors. Under the recognition and measurement principles of APB 25, Mannatech is not required to recognize any compensation expense unless the market price of the stock exceeds the exercise price on the date of grant or the terms of the grant are subsequently modified. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R (“FAS 123R”), “Share-Based Payments.” FAS 123R was initially required to be adopted by companies in July 2005. However, in April 2005, FAS 123R was postponed to be adopted by companies for fiscal year ends after June 15, 2005. Under FAS 123R, Mannatech is required to measure and recognize compensation related to granting stock options to its employees and members of its Board of Directors. The compensation expense will be calculated based on the number of options expected to vest and would be recognized over the stock options’ vesting period, which could have a material effect on Mannatech’s future consolidated results of operations. Mannatech is currently evaluating the impact of adopting FAS 123R on its consolidated financial condition and its results of operations. As of March 31, 2005, Mannatech had 516,861 stock options available for grant.

Results of Operations

The following table summarizes Mannatech’s consolidated operating results as a percentage of net sales for each of the three months ended March 31, 2004 and 2005:

	Three months ended March 31,
	2004	2005
Net sales	100.0%	100.0%
Cost of sales	14.8	15.1
Commissions and incentives	44.3	44.2

	59.1	59.3

Gross profit	40.9	40.7
Operating expenses:
Selling and administrative expenses	21.1	18.9
Other operating costs	11.9	12.9

	33.0	31.8

Income from operations	7.9	8.9
Interest income	0.1	0.4
Other income (expense), net	(0.1)	(0.1)

Income before income taxes	7.9	9.2

Income tax expense	(2.6)	(3.7)

Net income	5.3%	5.5%

Three months ended March 31, 2005 compared with the three months ended March 31, 2004

Net Sales

	For the three months ended March 31,		Percentage Change
	2004	2005	2005 over 2004
	(in millions)
Product sales	$44.9	$64.7	43.9%
Pack sales	12.4	20.5	65.7
Other, including freight	1.1	(0.1)	(109.7)

Total net sales	$58.4	$85.1	45.8%

The dollar increase consisted of increases in both pack sales and product sales. Pack sales directly relate to new associates and members who will be purchasing Mannatech’s products. Therefore, as Mannatech’s pack sales increase, product sales usually increase; however, there is no direct correlation between the increase in the number of new associates and members and the amount of the increase in product sales because independent associates and members consume different products and have different consumption levels.

For the first quarter of 2005, Mannatech’s quarterly pack sales primarily increased due to the increase of 44,000 new independent associates and members purchasing packs during the first quarter of 2005, which increased the total new associates and members within the 12-months ended March 31, 2005 to 192,000. The total new independent associates and members purchasing packs during the first quarter of 2004 was 33,000, which increased the total new associates and members within the 12-months ended March 31, 2004 to 141,000.

The number of new and continuing independent associates and members who purchased Mannatech’s packs or products during the 12-months ended March 31, 2004 and 2005 are as follows:

	For the twelve months ended March 31,
	2004		2005
Associates and Members
New	141,000	49.1%	192,000	47.8%
Continuing	146,000	50.9%	209,000	52.2%

Total	287,000	100.0%	401,000	100.0%

Other sales primarily consist of the following:

•	freight revenue charged to Mannatech’s independent associates and members;

•	sales of promotional materials;

•	training fees;

•	monthly fees for Success Tracker™;

•	sales refunds and returns; and

•	the change in deferred revenue that pertains to the timing of when Mannatech’s revenue for pack and product shipments can be recognized, which directly related to the timing of when shipments received by its customers.

Product Sales

For the three months ended March 31, 2005, new product sales were $3.4 million, which was comprised of sales of MannaBears™, Wellness Water Bottle, and Advanced Ambrotose™. For the remainder of 2005, Mannatech plans to improve its product PLUS and plans to continue its research in developing certain skin care products.

For the three months ended March 31, 2005, existing product sales increased by $16.4 million, which was related to the increase in its sales volume as compared to prior year and the increase in pack sales, which was spurred by an increase in the number of new and existing independent associates and members purchasing Mannatech products.

Pack Sales

Pack sales consists of pack sales to new independent associates and pack sales for renewal and upgrade sold to existing independent associates and members. For the three months ended March 31, 2005, pack sales increased by $8.1 million, or 65.7%, to $20.5 million as compared to $12.4 million for the same period in 2004. The increase in overall pack sales primarily relates to an increase in the number of current independent associates and members purchasing packs.

For the three months ended March 31, 2005, new independent associates and members purchasing packs increased total pack sales by $6.1 million, or 71.8%, to $14.6 million as compared to $8.5 million in the same period in 2004. Mannatech believes the increase in the number of new independent associates and members over the past few years resulted from expansion into new countries, introducing new products, changes initiated in 2002 to its global associate and career plan, introducing new incentives, travel incentives and contests, and a shift to associates’ purchasing higher-cost packs, also called business-building packs.

For the three months ended March 31, 2005, total packs sales for renewal packs from business-building independent associates increased by $2.0 million, or 52.6%, to $5.9 million as compared to $3.9 million for the same period in 2004. Mannatech believes the increase in the number of renewal and upgrade packs sold to existing associates is the result of retaining more-business-building independent associates related to implementing changes to its global associate career and compensation plan in late 2002 and 2003, as well as offering travel incentives and contests.

Other Sales

For the three months ended March 31, 2005, other sales decreased by $1.2 million as compared to the same period in 2004. The decrease in other sales was comprised of an increase of $1.1 million in freight fees collected from its customers, an increase of $0.9 million in net sales of promotional materials, training fees, and fees collected for Success Tracker™, which was offset by an increase of $0.4 million in sales refunds and returns, and an increase of $2.8 million in revenue deferred related to the number of pack and product orders that were shipped at March 31, 2005 but not received by Mannatech’s customers. All of the changes in other sales described herein related to the increase in the volume of sales and timing of the shipments of net sales for the three months ended March 31, 2005 as compared to the same period in 2004.

Cost of Sales

For the three months ended March 31, 2005, cost of sales increased by $4.3 million, or 49.3%, as compared to the same period in 2004. For the three months ended March 31, 2005, costs of sales as a percentage of net sales increased to 15.1% as compared to 14.8% for the three months ended March 31, 2004. The increase primarily related to the increase in volume and mix of packs and products sold.

Commissions and Incentives

Commissions and incentives include both commissions related to commissionable net sales and various incentives, including an annual travel incentive, which can be earned by independent associates. Mannatech announces its annual travel incentive at its annual U.S. corporate-sponsored event, called MannaFest held each year in March. For the three months ended March 31, 2005, commissions and incentives increased by $11.7 million, or 45.2%, to $37.6 million as compared to $25.9 million for the same period in 2004. For the three months ended March 31, 2005, commissions and incentives as a percentage of net sales decreased to 44.2% as compared to 44.3% for the same period in 2004. The decrease as a percentage of net sales related to the mix of pack and product sales.

Commissions

For the three months ended March 31, 2005, commissions increased by 44.3%, or $11.1 million, to $36.1 million as compared to $25.0 million, for the same period in 2004. Mannatech attributes this increase in commissions to the increase in the volume of net sales, the change in mix of packs sold toward the higher dollar packs, and the number of new and continuing independent associates who qualify for commissions. For the three months ended March 31, 2005, commissions as a percentage of net sales decreased to 42.3% from 43.4% for the same period in 2004. Mannatech attributes the decrease in commissions as a percentage of net sales to the change in mix of packs sold.

Incentives

For the three months ended March 31, 2005, the cost of incentives increased by $0.6 million to $1.5 million as compared to $0.9 million for the same period in 2004. The dollar increase for the three months ended March 31, 2005 related to the increase in net sales and accruing additional costs related to the number of independent associates expected to qualify for its 2005 travel incentive as compared to the number of independent associates who qualified for its 2004 travel incentive. The total expected cost associated with Mannatech’s 2005 annual travel incentive is $4.7 million, whereas the total cost associated with its 2004 travel incentive was $2.9 million. For the three months ended March 31, 2005, incentives as a percentage of net sales decreased to 1.8% as compared to 2.3% for the same period in 2004, related to the total increase in net sales.

Gross Profit

The changes in commissions and incentives implemented in 2002 and 2003 helped increase the number of independent associates and members purchasing products, which favorably impacted Mannatech’s gross profit for the three months ended March 31, 2005. For the three months ended March 31, 2005, gross profit as a percentage of net sales decreased to 40.7% as compared to 40.9% for the same period in 2004. The decrease in gross profit as a percentage of net sales was the result of the shift in mix of pack and product sales.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses and consist of compensation and benefits for employees, expenses related to contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and hosting Mannatech’s corporate-sponsored events.

For the three months ended March 31, 2005, selling and administrative expenses increased $3.8 million, or 31.0%, to $16.1 million as compared to $12.3 million in 2004. The dollar increase in selling and administrative expenses primarily consists of the following:

•	an increase of $1.9 million related to an increase in compensation costs related to hiring additional employees, temporary labor, and contractors pertaining to the development of the Peoplesoft Software project, as well as an increase in staffing to support recent sales growth;

•	an increase of $0.6 million related to an increase in marketing expenses related to an increase in costs associated with hosting its annual corporate sales event called MannaFest; and

•	an increase of $1.3 million related to an increase in freight out and third party warehouse costs reflecting the increase in net sales.

Other Operating Cost

Other operating expenses include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing-related expenses, off-site storage fees, and other miscellaneous operating expenses. For the three months ended March 31, 2005, other operating expenses increased by $3.9 million, or 56.4%, to $10.9 million as compared to $7.0 million for the same period in 2004. For the three months ended March 31, 2005, other operating expenses as a percentage of net sales increased to 12.9% from 11.9% for the same period in 2004. The change in other operating expenses primarily consisted of changes in travel, accounting, consulting and legal fees, rent and repairs, depreciation, royalties, credit card processing fees, and various operating costs.

For the three months ended March 31, 2005, travel expenses increased by $0.3 million, to $1.1 million as compared to $0.8 million for the same period in 2004. The increase in travel expenses relates to an increase in travel for corporate-sponsored events, as well as continued international development.

For the three months ended March 31, 2005, accounting, legal and consultant-related fees increased by $1.0 million. Accounting and consultant—related fees increased by $0.5 million related to implementation and continued testing of its internal control readiness related to Section 404 of the Sarbanes-Oxley Act of 2002. Legal fees increased by $0.5 million related to the registration of products in foreign countries and on-going legal matters.

For the three months ended March 31, 2005, rent and repair and maintenance increased by $0.5 million related to an increase in rent expenses pertaining to operations beginning in South Korea in September 2004, its planned operations in Taiwan in June 2005, an increase in rent related to renting new offices for its Japan and United Kingdom operations, as well as incurring additional maintenance expense related to purchases of computer hardware and software.

For the three months ended March 31, 2005, royalty expense increased by $1.0 million related to the long-term royalty agreement with Dr. Bill McAnalley. Pursuant to the royalty agreement, Mannatech is required to pay Dr. McAnalley a royalty on certain products containing Ambrotose® for ten years after his employment with Mannatech ceases.

For the three months ended March 31, 2005, credit card processing fees increased by $0.6 million to $1.9 million as compared to $1.3 million for the same period in 2004. The increase in credit card processing fees related to the increase in net sales.

For the three months ended March 31, 2005, Mannatech recorded an increase of $0.4 million in depreciation expense as compared to the same period in 2004. The increase in deprecation related to a $2.9 million increase in capital assets.

The remaining increase in other operating expenses of $0.1 million for the three months ended March 31, 2005 as compared to the same period in 2004 related to an increase in variable operating expenses including research and development costs, telephone, insurance, postage, and offsite storage fees. These variable operating expenses directly correlate to the increase in net sales volume.

Interest Income

Mannatech maintains interest bearing accounts for its cash equivalents, restricted cash, and investments. For the three months ended March 31, 2005, interest income increased by $0.2 million to $0.3 million as compared to $0.1 million for the same period in 2004. The increase in interest income was primarily due to an increase in cash, cash equivalents, restricted cash, and investments held by Mannatech. Cash and investments increased as a result of improving overall operations and profits.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses related to translating assets, liabilities, revenues, and expenses from its foreign operations to the United States dollar using current and weighted-average currency exchange rates. Mannatech records transaction gains and losses to other income (expense), net. For the three months ended March 31, 2005 and 2004, Mannatech recorded a net transaction gain of $0.1 million for each period. The net transaction gains primarily related to the United States dollar strengthening against the Australian dollar.

Income Tax Expense

Income taxes include both current and deferred income taxes for Mannatech’s domestic and foreign operations. Mannatech’s United States federal statutory income tax rate was 35% for 2005 and 2004. For the three months ended March 31, 2005 and 2004, Mannatech’s statutory tax rate in Australia was 30%, in the United Kingdom its statutory tax rate was 30%, in Japan its statutory tax rate was 42%, in South Korea its statutory tax rate was 27%, and in Taiwan its statutory tax rate is estimated to be 25%. During each period, Mannatech’s income from its international operations is subject to taxation in the countries in which it operates. Although Mannatech may receive foreign tax credits that would reduce the total amount of United States income taxes owed, Mannatech may not be able to fully utilize its foreign tax credits in the United States.

At March 31, 2005 and 2004, Mannatech’s valuation allowance was $0.3 million and $1.5 million, respectively. At March 31, 2004, Mannatech had a $1.5 million valuation allowance, which represented a full reserve against its net deferred tax asset related to its Japanese subsidiary. In the third quarter of 2004, the recent improved financial performance and the expectation of continued profitability of its Japan operations, lead Mannatech to conclude that the entire net deferred tax asset in Japan is more likely than not to be realized. Accordingly, Mannatech reversed the related valuation allowance. Also in 2004, Mannatech recognized a $0.2 million valuation allowance for its net deferred tax asset related to its South Korean operations, which began in September 2004, as Mannatech believes that the more likely than not criteria for recognition purposes cannot yet be met. At March 31, 2005, Mannatech had a valuation allowance of $0.3 million related to its net deferred tax assets related to its South Korean and Taiwan operations, as Mannatech believes that the more likely than not criteria for recognition purposes cannot yet be met. Mannatech uses FAS No. 109 “Accounting for Income Taxes” and is required to record a valuation allowance when it is more likely than not that all or a portion of its net deferred tax assets will not be realized. A review of all positive and negative evidence of realizability must be considered in determining the need for a valuation allowance. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified.

For the three months ended March 31, 2005, Mannatech’s effective tax rate increased to 40.6% from 32.8% for the same period in 2004. In 2005, Mannatech’s effective tax rate increased primarily due to the shift in income mix between its domestic and foreign operations and the change in the valuation allowance reserve for South Korea and Taiwan, as well as the elimination of the valuation allowance reserve for Japan.

Net Income

For the three months ended March 31, 2005, net income increased by $1.6 million, or 50.1%, primarily due to an increase in net sales of $26.7 million, or 45.8%, and controlling its operating expenses. For the three months ended March 31, 2005, Mannatech’s diluted earnings per share increased by 54.5% per share to $0.17 per share from $0.11 per share in for the same period in 2004. In January 2005, Mannatech paid $0.07 per common share in cash dividends which totaled $1.9 million and in March 2005, declared another $0.07 per share cash dividend, which was paid on April 15, 2005, and totaled $1.9 million. The increase in diluted earnings per share in 2005 was the direct result of the continued increase in net sales.

Liquidity and Capital Resources

Mannatech’s principal use of cash is to pay for operating expenses, including commissions and incentives, capital expenditures, inventory purchases, and funding international expansion. Mannatech generally funds its business objectives, working capital, and operations through reliance on its cash flows from operations rather than incurring long-term debt. Mannatech plans to continue to fund its business objectives, working capital, and operations primarily through its cash flows from operations. Mannatech believes it can use its normal cash flows from operations to fund any unanticipated short falls in its cash flows over the next twelve to twenty-four months.

Cash and Cash Equivalents and Investments

Mannatech maintains a strong cash and investment position as it increased its cash and cash equivalents and investments in the first quarter of 2005 by $7.1 million, to $68.4 million at March 31, 2005 from $61.3 million at December 31, 2004. The increases in Mannatech’s cash and cash equivalents and its investments were directly attributable to an increase in its operating profits and the timing of payments of its liabilities, partially offset by the payment of cash dividends to its shareholders of $1.9 million in the first quarter of 2005.

Working Capital

Mannatech’s working capital increased by $4.1 million to $31.7 million at March 31, 2005 from $27.6 million at December 31, 2004. Mannatech’s increase in working capital at March 31, 2005 primarily related to the following:

•	exchanging a long term investment for a short term investment totaling $2.4 million;

•	increasing cash on hand by $7.7 million related to an increase in operating profits;

•	increasing inventories on hand by $0.9 million;

•	partially offset by accruing $0.9 million in commissions payable related to the increase in net commissionable sales; and

•	deferring an additional $4.4 million in revenues related to the timing of customers receiving their sales orders.

Mannatech’s cash flows consist of the following:

For the three months ended March 31,
	2004	2005
Provided by (used in):
Operating activities	$4.8 million	$11.8 million
Investing activities	($4.0 million)	($2.7 million)
Financing activities	($2.5 million)	($1.8 million)

Operating Activities

For the three months ended March 31, 2005, Mannatech’s operating activities provided $11.8 million in cash compared to cash provided by operating activities of $4.8 million in the same period in 2004. For the three months ended March 31, 2005, net earnings adjusted for noncash activities provided cash of $6.1 million and for the same period in 2004 provided $4.0 million of net earnings adjusted for noncash activities.

For the three months ended March 31, 2005, management of Mannatech’s working capital accounts, which include receivables, inventories, prepaid expenses, payables, deferred revenues, accrued commission and expenses for operations, generated $5.8 million in positive cash flow as compared to providing $1.1 million for the same period in 2004. For the three months ended March 31, 2005, Mannatech’s working capital accounts increased related to an increase in deferred revenue of $4.4 million, an increase in commissions payable of $1.1 million, an increase in accrued expenses of $1.3 million, partially offset by an increase in inventories of $0.9 million, which were all associated with the increase in net sales and operating profits. For the three months ended

March 31, 2004, Mannatech’s working capital increased by $1.9 million related to deferred revenue, $1.9 million related to accruing commissions, partially offset by increasing inventory by $1.1 million, which were related to the increase in overall operating profit.

Operating activities also include paying accrued severance of $0.1 million to a former executive for the three months ended March 31, 2005 compared to paying $0.3 million in accrued severance for the same period in 2004. Mannatech expects that its operating cash flows for the remainder of 2005 will be sufficient to fund its current operations and its plans for international expansion into Taiwan.

Investing Activities

For the three months ended March 31, 2005, Mannatech’s investing activities used $2.7 million in cash compared to using $4.0 million in cash for the same period in 2004. For the three months ended March 31, 2005, Mannatech used $0.2 million of its cash to purchase higher yielding investments and released $0.5 million of its restricted cash into operations. For the three months ended March 31, 2004, Mannatech’s investing activities used $5.2 million of its cash to purchase higher yielding investments, which included $2.2 million in short-term investments and $3.0 million in long-term investments. In addition, for the three months ended March 31, 2004, Mannatech used cash totaling $0.6 million to restrict cash as collateral for the remaining payment of its rental of a cruise ship for Mannatech’s 2004 travel incentive and to fund a security deposit for its Australian building lease.

For the three months ended March 31, 2005, investing activities also consisted of capital asset purchases of $2.9 million related to the purchases of office furniture, computer software, and computer hardware as compared to $0.5 million for the same period in 2004. During 2005, Mannatech put into production Phase I of its PeopleSoft Project, costing $3.1 million. The software project is a two-year project that will be implemented into two phases, which will upgrade Mannatech’s back-office systems and fully integrate both the operational and the financial system. Phase I was developed in 2004 and implemented in January 2005. Phase II of this project is currently being developed in 2005 and is expected to be implemented during 2006. This two phase, internally-developed project is expected to cost between $10.0 million and $12.0 million, of which $3.1 million of the costs related to Phase I and was capitalized during 2004. For the three months ended March 31, 2005, capitalized costs related to Phase II totaled $1.6 million. In addition, for the remainder of 2005 and 2006, Mannatech may purchase up to $2.0 million in various capitalized assets primarily related to its planned international expansion and corporate office expansion.

Financing Activities

For the three months ended March 31, 2005, Mannatech’s financing activities used $1.8 million in cash as compared to using $2.5 million for the same period in 2004. For the three months ended March 31, 2005, Mannatech used cash to pay a quarterly cash dividend to its shareholders of $1.9 million, which was partially offset by receiving $0.1 million in cash proceeds related to stock option activity. For the three months ended March 31, 2004, Mannatech used cash to pay a semi-annual cash dividend to its shareholders of $2.6 million, which was partially offset by receiving $0.2 million in cash proceeds related to stock option activity.

General Liquidity and Cash Flows

Historically, Mannatech has generated positive cash flows from its operations and believes that its existing liquidity and cash flows from operations, including cash and investments totaling $68.4 million should be adequate to fund expected business operations and its plans for international expansion and new back-office systems for the next 12 to 24 months. Mannatech believes its existing liquidity and cash flows will be adequate for its future as most of its operating expenses are variable in nature. However, if Mannatech’s existing capital resources or cash flows become insufficient to meet its current business plans, projections, and existing capital requirements, Mannatech would be required to raise additional funds, which may not be available on favorable terms, if at all.

Mannatech is required to fund its future commitments and obligations, which as of March 31, 2004 are as follows:

•	funding the remaining payments related to severance agreements with Robert M. Henry, a former executive. Under the terms of a separation agreement, Mannatech is required to pay the remaining aggregate amount of $0.3 million over the next 9 months;

•	funding up to $4.7 million of estimated unpaid costs related to its 2005 annual travel incentive award;

•	funding an estimated $2.7 million of royalty payments for future royalties payable to Dr. McAnalley;

•	funding the remaining non-compete payments of $250,000 to Dr. Reg. McDaniel, a former employee, payable in monthly installments of $25,000 through January 2006;

•	funding a 3 year supply agreement to purchase raw materials of $10.3 million through 2007;

•	funding a 5 year supply agreement to purchase raw materials of $1.7 million through 2009;

•	funding a clinical study with St. George’s Hospital for $0.5 million through 2006;

•	funding $1.5 million for non-cancellable employment agreements with Dr. McAnalley, Mr. Persinger, and Mr. Caster; and

•	funding various operating leases for building and equipment rental of $6.8 million through 2009.

Mannatech has no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities. Since 1994, Mannatech has maintained a purchase commitment with its supplier of Manapol®. The purchase commitment includes both the purchases by Mannatech and its manufacturers. The purchase commitment requires a collective minimum purchase by Mannatech and its manufacturers of $0.3 million per month through November 2005. Presently Mannatech’s manufacturers’ monthly purchases of Manapol® have met or exceeded the monthly-required commitment of $0.3 million. Mannatech’s projected finished goods purchases are expected to meet the required minimum monthly purchase commitment in 2005.

Mannatech intends to continue to open additional operations in new foreign markets. Mannatech plans to open operations in Taiwan in June 2005. The start up costs related to the expansion into Taiwan are estimated to be between $1.1 million and $2.0 million in the aggregate.

Mannatech is continuing to develop and implement its fully-integrated back-office systems and expects to incur additional costs in 2005 and 2006 of between $5.0 million and $7.0 million, as well as purchase various other capital assets of up to $2.5 million per year.

Recent Financial Accounting Standards Board Statements

FAS 123R. In December 2004, FASB issued a revision to Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment.” FAS 123R will replace FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” FAS 123R requires a company to recognize compensation cost related to share-based payment transactions in its financial statements. The compensation costs should be measured based on the estimated fair value of the equity or liability instruments issued. The provisions of APB 25 and FAS 123 remain in effect until the provisions of FAS 123R are adopted. FAS 123R is effective for companies with interim periods beginning after June 15, 2005. However, in April 2005, FAS 123R was postponed to be adopted by companies after fiscal years ended June 15, 2005. Mannatech is currently evaluating the impact of adopting FAS 123R on its consolidated financial position, results of operations, and its cash flows.

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

FAS 153. In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“FAS 153”), “Exchanges of Nonmonetary Assets and amendment of APB Opinion No. 29”. FAS 153 amends the guidance in APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange that has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS 153 shall be effective during fiscal years beginning after June 15, 2005. The adoption of FAS 153 is not expected to have a material impact on Mannatech’s consolidated financial position, results of operations, or its cash flows.

Forward-Looking Statements

Certain disclosure and analysis included in this report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements, other than statements of historical fact are considered forward-looking statements and reflect the current views of Mannatech about future events and financial performance. These forward-looking statements are subject to certain events, risks, and uncertainties that may be outside Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	existing capital resources and cash flows being adequate to fund Mannatech’s future cash needs;

•	future plans related to Mannatech’s budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	the realization of Mannatech’s deferred tax assets;

•	the expected future cash flows of Mannatech’s assets exceeding the net book value of such assets;

•	the impact of future market changes due to exposure to foreign currency translations on Mannatech’s business;

•	the impact of Mannatech’s product development strategy;

•	Mannatech’s ability to offer innovative incentives in the future;

•	no significant impact of recent accounting pronouncements on Mannatech’s financial condition, results of operations, or cash flows;

•	the outcome of regulatory and litigation matters;

•	the effectiveness of certain policies, procedures, and internal processes in combating Mannatech’s exposure to market risk; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;

•	changes in inventory costs;

•	the future impact of any changes to Mannatech’s global career and compensation plan or incentives;

•	Mannatech’s ability to attract and retain independent associates and members;

•	timely development and acceptance of new products and refinements of existing products;

•	changes in product mix;

•	the markets for Mannatech’s domestic and international operations;

•	changes in global statutory tax rates;

•	the impact of new competition and competitive products and pricing;

•	the political, social and economic climate in which Mannatech conducts its operations; and

•	the risk factors described in other documents and reports filed by Mannatech with the Securities and Exchange Commission.

Forward-looking statements generally can be identified by the use of or phrases or terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “hopes,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “potential,” “projects,” “in the future,” or “continues” or other similar words or the negative of such terms and other comparable terminology. Similarly, descriptions of Mannatech’s objectives, plans, strategies, targets or beliefs contained herein are also considered forward-looking statements. If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect Mannatech’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to its operations, results of operations, growth strategy, and liquidity. All subsequent written and oral forward-looking statements attributable to Mannatech or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. A detailed discussion of risks is included, under the caption “Risk Factors” in Mannatech’s Form 10-K, filed on March 31, 2005. Mannatech does not undertake any obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also cautioned when considering these forward-looking statements contained in this Form 10-Q to keep in mind these risks and uncertainties and any other cautionary statements in this report, as all of the forward-looking statements contained herein speak only as of the date of this report.

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

Mannatech believes inflation has not had a material impact on its operations or profitability. Mannatech expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, and into South Korea in 2004. Mannatech also plans to begin operations in Taiwan in June 2005. Mannatech’s New Zealand operation is serviced through its Australian operations. Revenues and expenses in foreign markets are currently translated using historical and weighted-average currency exchange rates.

Mannatech maintains policies, procedures, and internal processes that it believes help monitor any significant market risks. Mannatech currently does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations, and projected transactions denominated in foreign currencies. Mannatech cautions that it cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, consolidated financial condition, results of operations, or cash flows. However to combat such risk, Mannatech closely monitors currency fluctuations for exposure to such market risk. The foreign currencies in which Mannatech currently has exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, South Korea, and Taiwan. The current rate, weighted average currency exchange rates, as well as the low and high currency exchange rates as compared to the United States dollar, for each of these countries, as of and for the three months ended March 31, 2005 are as follows:

Country/Currency	Low	High	Weighted- Average	Spot Rate
Australia/Dollar	$0.75580	$0.79790	$0.77810	$0.77020
Canada/Dollar	$0.79660	$0.83390	$0.81640	$0.82200
Japan/Yen	$0.00929	$0.00981	$0.00958	$0.00930
New Zealand/Dollar	$0.69320	$0.74490	$0.71750	$0.70700
South Korea/Won	$0.00095	$0.00101	$0.00098	$0.00098
Taiwan/Dollar	$0.03128	$0.03149	$0.03178	$0.03149
United Kingdom/British Pound	$1.85490	$1.92860	$1.89200	$1.87900

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

During the first quarter of 2005, there were no changes in Mannatech’s internal control over financial reporting that materially affected, or are reasonable likely to materially affect, Mannatech’s internal control over financial reporting other than in the first quarter of 2005, Mannatech completed its implementation and conversion of its old financial systems in all of its operations to a new financial system. The implementation included converting its balances from one automated financial system, called Sage/Tetra CS/3 system, to another more sophisticated automated financial system, called Peoplesoft® Enterprise One. This change in information system platform for its financial reporting was part of Mannatech’s two-phase global re-architecture project, known as the PeopleSoft® Enterprise One project. This project fully-integrated Mannatech’s financial systems in each country and expanded the functionality of its financial systems. Phase II of this project will fully integrate its Mannatech’s operational systems with its financial system.

Mannatech believes the conversion and implementation of this fully-integrated financial system further strengthened its existing internal control over financial reporting, as well as automated a number of its administrative processes and activities, and enhanced certain materials management processes.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in, or additions to, the legal proceedings previously reported in Mannatech’s Annual Report on Form 10-K (File No. 000-24657) for 2004 as filed with the United States Securities and Exchange Commission on March 31, 2005.

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

(b) Reports on Form 8-K.

On March 14, 2005, Mannatech filed a Form 8-K announcing its consolidated financial and operating results for the fourth quarter and year ended December 31, 2004.

On May 3, 2005, Mannatech filed a Form 8-K announcing a change in its independent auditors from PricewaterhouseCoopers LLP, for its fiscal year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNATECH, INCORPORATED

May 9, 2005	/s/ SAMUEL L. CASTER
Samuel L. Caster Chief Executive Officer and Chairman of the Board (principal executive officer)

May 9, 2005	/s/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher Senior Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

3.1		Amended and Restated Articles of Incorporation of Mannatech dated May 19, 1998, incorporated herein by reference to Exhibit 3.1 in Mannatech’s Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

3.2		Fourth Amended and Restated Bylaws of Mannatech dated August 8, 2001, incorporated herein by reference to Exhibit 99.1 in Mannatech’s Form 8-K (File No. 000-24657) filed with the Commission on August 22, 2001.

4.1		Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share, incorporated herein by reference to Exhibit 4.1 in Mannatech’s Amendment No. 1 to Form S-1 (File No. 333-63133) filed with the Commission on October 28, 1998.

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.

*	filed herewith.