Form 10-Q
period 2005-06-30
MANNATECH INC
filed 2005-08-09
CIK 1056358

June 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

As of August 4, 2005, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share was 26,990,738.

Mannatech, Incorporated

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS – (UNAUDITED)

(in thousands, except share amounts)

	December 31, 2004	June 30, 2005
ASSETS
Cash and cash equivalents	$44,198	$55,328
Short-term investments	—	2,377
Restricted cash	393	287
Income tax receivable	4,161	—
Accounts receivable	392	1,136
Inventories, net	13,157	18,538
Prepaid expenses and other current assets	3,188	2,488
Deferred tax assets	1,850	1,718
Note receivable from affiliate	144	148

Total current assets	67,483	82,020
Long-term investments	17,073	14,942
Property and equipment, net	10,013	14,165
Restricted cash	1,571	930
Other assets	1,203	1,134
Deferred tax assets	1,003	1,001

Total assets	$98,346	$114,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,227	$1,236
Accrued expenses	20,389	19,039
Commissions payable	12,718	19,699
Taxes payable	1,930	4,354
Deferred revenue	2,256	5,575
Accrued severance related to former executives	375	292
Current portion of capital leases	8	9

Total current liabilities	39,903	50,204
Long-term royalties due to an affiliate	1,658	3,588
Long-term liabilities	530	515
Capital leases, excluding current portion	26	20
Deferred tax liabilities	4	4

Total liabilities	42,121	54,331

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,115,440 shares issued and 27,041,125 outstanding in 2004 and 27,260,172 shares issued and 26,983,672 outstanding in 2005	3	3
Additional paid-in capital	34,917	35,774
Retained earnings	21,672	28,363
Accumulated other comprehensive income (loss)	195	(489)

	56,787	63,651
Less treasury stock, at cost, 74,315 shares in 2004 and 276,500 shares in 2005	(562)	(3,790)

Total shareholders’ equity	56,225	59,861

Total liabilities and shareholders’ equity	$98,346	$114,192

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net sales	$74,318	$102,599	$132,705	$187,744
Cost of sales	11,283	15,778	19,940	28,708
Commissions and incentives	34,139	47,360	60,005	84,924

	45,422	63,138	79,945	113,632

Gross profit	28,896	39,461	52,760	74,112
Operating expenses:
Selling and administrative expenses	11,526	16,340	23,831	32,460
Other operating costs	8,342	13,250	15,326	24,170

Total operating expenses	19,868	29,590	39,157	56,630

Income from operations	9,028	9,871	13,603	17,482

Interest income	155	453	293	785
Interest expense	(15)	—	(16)	—
Other expense, net	(755)	(808)	(847)	(900)

Income before income taxes	8,413	9,516	13,033	17,367
Income taxes	(2,839)	(3,699)	(4,354)	(6,888)

Net income	$5,574	$5,817	$8,679	$10,479

Earnings per common share:
Basic	$0.21	$0.22	$0.33	$0.39
Diluted	$0.20	$0.21	$0.32	$0.38

Weighted-average common shares outstanding:
Basic	26,343	27,073	26,289	27,085
Diluted	27,389	27,918	27,380	27,963

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,679	$10,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,288	1,909
Loss on disposal of assets	20	28
Write-off of inventory	—	27
Accounting charge related to stock options and warrants granted	36	—
Tax benefit of exercising stock options	262	452
Deferred income taxes	26	62
Accrue interest on note receivable	(12)	(4)
Changes in operating assets and liabilities:
Increase in accounts receivable	(327)	(772)
Increase in inventories	(1,281)	(5,621)
Decrease in prepaid expenses and other current assets	608	688
(Increase) decrease in other assets	(575)	24
Decrease in accounts payable	(384)	(978)
Increase in accrued expenses and taxes payable	2,600	7,308
Increase in commissions payable	5,069	7,106
Increase in deferred revenue	1,258	3,319
Decrease in accrued severance to former executives	(657)	(83)

Net cash provided by operating activities	16,610	23,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,602)	(6,124)
Purchases of investments	(7,071)	(246)
Repayments by shareholders/related parties	62	—
Decrease in restricted cash	1,198	746

Net cash used in investing activities	(7,413)	(5,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(2,623)	(3,788)
Proceeds from stock options exercised	234	175
Repurchase of common stock	—	(2,998)
Repayment of capital lease obligation	(10)	(5)

Net cash used in financing activities	(2,399)	(6,616)

Effect of exchange rate changes on cash and cash equivalents	(48)	(574)

Net increase in cash and cash equivalents	$6,750	$11,130

CASH AND CASH EQUIVALENTS:
Beginning of the period	28,291	44,198

End of the period	$35,041	$55,328

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Treasury shares tendered to exercise stock options	$323	$231
Declaration of dividends	$—	$1,888

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the state of Texas on November 4, 1993 and is located in Coppell, Texas. The Company develops high-quality, proprietary nutritional supplements, topical products, and weight-management products and primarily sells its products through a network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, and Taiwan. The Company opened operations in Taiwan in June 2005 and began selling its products in Denmark in August 2005 and plans to begin selling its products in Germany in the third quarter of 2005.

Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the primary purpose of personal consumption or sale to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices for the primary purpose of personal consumption. However, the Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery, other than usual and customary product returns. Only independent associates are eligible to earn commissions and incentives on their downline growth and sales volume. The Company has eleven wholly-owned subsidiaries although only the following subsidiaries are currently active:

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began
Mannatech Australia Pty Limited	April 1998	St. Leonards, Australia	October 1998
Mannatech Limited UK.	November 1998	Didcot, Oxfordshire, United Kingdom	November 1999
Mannatech Japan, Inc.	January 2000	Tokyo, Japan	June 2000
Mannatech Korea Ltd.	February 2004	Seoul, Republic of Korea	September 2004
Mannatech Taiwan Corporation	June 2004	Coppell, Texas*	June 2005

*	Branch office of Mannatech Taiwan Corporation is located and operates in Taipei, Taiwan.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, instructions for Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the Company’s consolidated financial information as of, and for, the period presented. The consolidated results of operations for an interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for year ended December 31, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Prior periods’ commissions payable and taxes payable were separated from accrued expenses on the Consolidated Balance Sheet and in the Statement of Cash Flows, accrued interest related to the note receivable was reclassified from an investing activity to an operating activity in the Consolidated Statement of Cash Flows to conform to the Company’s 2005 consolidated financial statement presentation.

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

The Company defers certain of its revenues and amortizes it over twelve months. Total deferred revenue at December 31, 2004 was $2.3 million and at June 30, 2005 was $5.6 million. Total deferred revenue consisted of i) revenue received from customer product sales that were shipped to customers by period end but not received, ii) revenue received related to a one-year magazine subscription, and iii) revenue received from pack sales when the pack sale price exceeds the estimated wholesale value of all individual components within the pack. At December 31, 2004 and June 30, 2005, deferred revenue related to undelivered shipments was approximately $1.5 million and $4.8 million, respectively. At December 31, 2004 and June 30, 2005, deferred revenue related to a one-year magazine subscription and certain revenues from pack sales was $0.8 million for both periods, respectively.

Shipping and Handling Costs

The Company records freight and shipping revenue collected from its customers as revenue. The Company records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses was approximately $3.4 million and $4.8 for the three months ended June 30, 2004 and 2005, respectively. Total shipping and handling costs included in selling and administrative expenses was approximately $6.3 million and $9.0 million for the six months ended June 30, 2004 and 2005, respectively.

Accounting for Stock-Based Compensation

The Company has three stock-based compensation plans, all of which were approved by its shareholders. The Company generally grants stock options to its employees and board members at the fair market value of its common stock on the date of grant. Shareholders who own five percent or more of the Company’s outstanding stock are granted stock options at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and have a term no greater than five years.

For stock-based compensation issued to nonemployees, the Company is required to follow Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“FAS 123”), Under FAS 123, stock-based compensation to nonemployees is measured at the calculated fair value on the date of grant and recognized in its Consolidated Statements of Operations.

For stock-based compensation issued to employees and board members, the Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, (“APB 25”). Under the recognition and measurement principles of APB 25, the Company does not recognize any compensation expense unless the market price of its common stock on the date of grant exceeds the exercise price on the date of grant. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R “Share-Based Payments,” (“FAS 123R”), which is effective for the first annual reporting period beginning after June 15, 2005. Under FAS 123R and beginning on January 1, 2006, the Company will be required to measure and recognize compensation expense related to any unvested stock options previously granted and recognize compensation expense related to any new stock options granted to its employees and board members using a calculated fair-value based method of accounting. As of June 30, 2005, the Company had 117,768 unvested stock options with an estimated calculated fair-value of $0.4 million and has 506,861 unissued stock options available for grant.

For disclosure purposes only, the Company is required to estimate the fair value for all of its stock options granted to employees and board members on the date of grant using a fair-value based option-pricing model and estimate the amount of expense that it would have recognized for each stock option granted over its vesting period if it had adopted FAS 123. The following table illustrates the effect on the Company’s consolidated net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to all of its stock options granted to its employees and board members:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005
	(in thousands, except for per share information)
Consolidated net income as reported	$5,574	$5,817	$8,679	$10,479
Add (Subtract): Stock-based employee compensation (income) expense included in reported net income, net of related tax effect (1)	25	(4)	23	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(133)	(257)	(266)	(263)

Pro forma net income	$5,466	$5,556	$8,436	$10,216

Basic Earnings Per Share:
As reported	$0.21	$0.22	$0.33	$0.39

Pro forma	$0.21	$0.21	$0.32	$0.38

Diluted Earnings Per Share:
As reported	$0.20	$0.21	$0.32	$0.38

Pro forma	$0.20	$0.20	$0.31	$0.37

(1)	For the three months ended June 30, 2004 and 2005, the net tax effect was $15 and $3, respectively. For the six months ended June 30, 2004, the net tax effect was $13.

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended June 30, 2004 and 2005. At June 30, 2004, none of the Company’s common stock options or warrants were excluded from the diluted EPS calculation. At June 30, 2005, 35,000 of the Company’s common stock options were excluded from the diluted EPS calculation, as their exercise price was greater than the average market price for the period and as a result their effect on earnings was considered antidilutive. The amounts are rounded to the nearest thousand, except for per share amounts.

	2004			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$5,574	26,343	$0.21	$5,817	27,073	$0.22
Effect of dilutive securities:
Stock options	—	952	(0.01)	—	735	(0.01)
Warrants	—	94	—	—	110	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$5,574	27,389	$0.20	$5,817	27,918	$0.21

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the six months ended June 30, 2004 and 2005. At June 30, 2004, none of the Company’s common stock options or warrants were excluded from the diluted EPS calculation. At June 30, 2005, 35,000 of the Company’s common stock options were excluded from the diluted EPS calculation, as their exercise price was greater than the average market price for the period and as a result their effect on earnings was considered antidilutive. The amounts are rounded to the nearest thousand, except for per share amounts.

	2004			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$8,679	26,289	$0.33	$10,479	27,085	$0.39
Effect of dilutive securities: Stock options	—	995	(0.01)	—	766	(0.01)
Warrants	—	96	—	—	112	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$8,679	27,380	$0.32	$10,479	27,963	$0.38

NOTE 2 REPURCHASE OF COMMON STOCK

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, up to 1.3 million shares of its outstanding common stock to help manage any dilutive effects in the open market. In May 2005, the Company repurchased 190,850 shares of its common stock in the open market for a total price of $3.0 million. Although the Company does not have any immediate plans to initiate any additional stock repurchases in the near future, the Company remains authorized to purchase up to 1.1 million additional shares of its common stock in the open market.

NOTE 3 TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

MannaRelief. The Company’s Chairman and Chief Executive Officer, Samuel L. Caster, founded MannaRelief in 1999 and currently serves as its Chairman. Under the Internal Revenue Code, MannaRelief is a 501(c)(3) charitable organization providing services to children. Donald Herndon, who serves as the Company’s Vice President of Field Services, also serves on MannaRelief’s Board of Directors. Mr. Herndon is the brother-in-law to Mr. Caster and is also the brother-in-law to Terry L. Persinger, who serves as the Company’s President, Chief Operating Officer, and is a member of the Company’s Board of Directors.

During 2004 and 2005, the Company made cash donations to MannaRelief, sold certain of its products to MannaRelief at cost plus shipping and handling charges and shipped products purchased by MannaRelief to their chosen recipients. Certain Company employees and consultants periodically volunteer to work on various fund raising projects and events for MannaRelief at no cost to MannaRelief. The Company intends to continue to support MannaRelief with cash donations and contributions of time and effort from certain employees and consultants. For the 2005 year, the Company approved cash donations totaling $0.4 million. During the three months ended June 30, 2004 and 2005, the Company sold products to MannaRelief at cost plus shipping and handling of approximately $0.2 million and $0.3 million, respectively, and made cash donations of approximately $0.1 million, respectively, each year. For the six months ended June 30, 2004 and 2005, the Company sold products to MannaRelief at cost plus shipping and handling of approximately $0.3 million and $0.6 million, respectively, and made cash donations of approximately $0.2 million, respectively, each year. At December 31, 2004 and June 30, 2005, the Company had recorded a receivable due from MannaRelief for purchases of its products, totaling $0.2 million and $0.3 million, respectively.

Clinical Study. In June 2004, the Company signed a cancelable three-year research agreement with St. Georges Hospital & Medical School, the employer of Dr. John Axford, who is a member of the Company’s Board of Directors and Chairman of its Science Committee. Pursuant to this research agreement, the Company agreed to fund approximately $0.7 million over three years for this research study. St. George’s Hospital & Medical School is located in London, England where Dr. Axford is the Lead Investigator in the clinical study funded by the Company. This is the second clinical study funded by the Company for St. George’s Hospital & Medical School. For the three and six months ended June 30, 2004, the Company funded $0.2 million, respectively, toward this clinical study and intends to fund an additional $0.2million in 2005.

NOTE 4 INVESTMENTS

The Company classifies its investments as available-for-sale. At June 30, 2005, the Company’s investments consisted of the following:

	Amortized cost	Gross unrealized loss	Fair value
	(in thousands)
Federal Home Loan Bank	$4,395	$(51)	$4,344
Corporate asset-based obligations	7,000	—	7,000
State regulated utility company obligation	5,975	—	5,975

Total investments	$17,370	$(51)	$17,319

The Company’s fair values of investments by contractual maturity at December 31, 2004 and June 30, 2005 are as follows:

	December 31, 2004		June 30, 2005
	(in thousands)
Due in one year or less	$1,978	(1)	$2,377
Due between one and five years	1,970		1,967
Due after ten years	13,125		12,975

	$17,073		$17,319

(1)	At December 31, 2004, this investment was due in one year and had a fair market value of $1,978. In 2005 this investment was renewed and as a result, was classified in the Consolidated Balance Sheet as a long-term investment at December 31, 2004.

NOTE 5 INVENTORIES

At December 31, 2004 and June 30, 2005, inventories consisted of the following:

	December 31, 2004	June 30, 2005
	(in thousands)
Raw materials	$1,424	$3,938
Finished goods, less inventory reserves for obsolescence of $119 in 2004 and $160 in 2005	11,733	14,600

	$13,157	$18,538

NOTE 6 COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of foreign currency translation adjustments from its Japan, Republic of Korea, and Taiwan operations, as well as unrealized gains/losses from its investments classified as available-for-sale. Comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in thousands)
Net income	$5,574	$5,817	$8,679	$10,479
Foreign currency translation adjustments	(203)	(295)	(43)	(688)
Unrealized gain (loss) from investments classified as available-for-sale, net of related tax effect(1)	(40)	12	(33)	4

Comprehensive income	$5,331	$5,534	$8,603	$9,795

(1)	The net tax effect for unrealized gain (loss) from investments for the three months ended June 30, 2004 and 2005 was $7 and $4, respectively. The net effect for unrealized gain (loss) from investments for the six months ended June 30, 2004 and 2005 was $13 and $2, respectively.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Royalty and Consulting Agreements

On August 7, 2005, Dr. Bill McAnalley’s, who served as the Company’s Chief Science Officer, employment agreement expired and as a result, the Company is currently negotiating with Dr. McAnalley to enter into a Release Agreement and a Consulting Agreement.

In August 2003, the Company entered into a royalty agreement with Dr. Bill McAnalley. While employed by the Company, the Company agreed to pay Dr. McAnalley the greater of his annual royalties or an annual executive bonus. The annual royalty was calculated at $0.003 per net product sold for the year. As of June 30, 2004 and 2005, the Company accrued $0.2 million, respectively, each year, related to this royalty agreement.

In August 2003, the Company also entered into a Long-Term Post-Employment Royalty Agreement with Dr. McAnalley. Pursuant to this Long-Term Post-Employment Royalty Agreement, the Company is required to pay Dr. McAnalley or his heirs’ royalties for ten years, after employment with the Company ceases. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on the Company’s applicable annual global product sales in excess of $105.4 million. At the time the Company entered into this long-term royalty agreement it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement. As of December 31, 2004, the Company accrued a long-term liability related to the post-employment benefit of this royalty agreement of $1.7 million, and as of June 30, 2005, the Company had accrued $3.6 million related to the post-employment benefit. At June 30, 2005, the Company had fully accrued all but $0.2 million of the post-employment benefit related to this Long-Term Post-Employment Royalty Agreement.

NOTE 8 LITIGATION

On November 1, 2004, Ms. Chie Sasaki filed suit against: the Company; its Chief Executive Officer, Mr. Samuel Caster; Victoria Arcadi, an independent associate; and Kathryn Dykman, a former employee of the Company, with a complaint for damages in the Superior Court of California, County of Los Angeles, case no. LC 069762. On January 18, 2005, Ms. Dykman was dismissed as a defendant. The lawsuit demanded approximately $2.3 million for alleged intentional and negligent infliction of emotional distress, intentional and negligent misrepresentation, invasion of privacy, and unfair competition based on the publication of a journal article that described the treatment of the Plaintiff’s child in 1997. The journal article was written by one of the Company’s independent associates. The Company cannot currently predict the expected outcome of this lawsuit; however, the Company’s insurance carriers have accepted the duty of defense for this case under a reservation of rights and mediation for this lawsuit is scheduled for August 16, 2005, in Los Angeles, California.

On August 1, 2005, Mr. Jonathan Crowell filed a punitive class action lawsuit against the Company and Mr. Samuel Caster, its Chief Executive Officer, in the United States District Court for the District of New Mexico, on behalf of himself and all others who purchased or otherwise acquired the Company’s common stock of between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby. The complaint alleges violation of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, alleging that defendants artificially inflated the value of the Company’s stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of the Company’s products during the purported class period. The Plaintiff is seeking an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees. The Company and Mr. Caster deny the allegations in the complaint and intend to defend themselves vigorously. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this lawsuit.

The Company also has several pending claims incurred in the normal course of business and has accrued $0.5 million related to its legal claims. In the opinion of management, such claims, including those referred to above, can be resolved without any material affect on the Company’s consolidated financial condition, results of operations, or its cash flows.

NOTE 9 RECENT ACCOUNTING PRONOUNCEMENTS

FAS 123R. In December 2004, FASB issued FAS 123R, which replaces FAS 123 and supersedes APB 25. FAS 123R requires a company to recognize compensation cost related to share-based payment transactions in its financial statements. The compensation expense should be measured based on the estimated fair value of the equity or liability instruments issued. The provisions of APB 25 and FAS 123 remain in effect until the provisions of FAS 123R are adopted. FAS 123R is effective for the first annual reporting period beginning after June 15, 2005. The Company is evaluating the impact of adopting FAS 123R on its consolidated financial position, results of operations, and its cash flows

Note 10 SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single independent associate has ever accounted for more than 10% of its total sales.

The Company aggregates all of its operating units because it operates as a single reportable segment as a seller of nutritional supplements through its network-marketing distribution channels operating in eight different countries. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells similar packs and products and possesses similar economic characteristics such as similar selling prices and gross margins.

As of June 30, 2005, the Company has eight different subsidiaries that operate in 6 physical locations around the world. The six different locations include the United States, Australia, the United Kingdom, Japan, the Republic of Korea, and Taiwan. Each of the Company’s physical locations service different geographical areas. The United States parent processes orders from Canada, but products and packs sold for Canada are shipped through a third party distribution facility located in Canada. The Company’s Australian location processes and ships orders for both Australia and New Zealand. The Company’s United Kingdom location processes and ships orders for the United Kingdom and on August 1, 2005, began processing and shipping orders for Denmark. The United Kingdom location will also process and ship orders for Germany by the end of the third quarter of 2005.

All of Mannatech’s eight subsidiaries are fully operating subsidiaries, except for Australia, New Zealand, and the United Kingdom. The Company’s Australian, New Zealand, and the United Kingdom subsidiaries operate as limited-risk service providers, which are responsible for providing management, marketing and administrative services, processing and shipping orders, and paying the related cost of sales and commissions for its processed orders on behalf of its parent operating in the United States. For these services, the limited-risk service providers are paid a management fee from the United States parent. In addition, to the processing and shipping of orders in the United States and Canada, the United States parent collects and records all revenue from orders processed by its limited-risk service providers, records all cost of sales and commissions by its limited-risk service providers, and has title to all of the inventory located at its limited-risk service providers.

For geographical purposes, consolidated net sales by location along with pack and product information for the three and six months ended June 30, 2004 and 2005, respectively, are as follows:

Three months ended June 30, (in millions)
Year	United States		Canada		Australia		United Kingdom		Japan		New Zealand		Republic of Korea*		Taiwan**		Totals
2004	$49.5	66.6%	$5.8	7.8%	$7.4	10.0%	$2.6	3.5%	$5.9	7.9%	$3.1	4.2%	$—	—%	$—	—%	$74.3	100%
2005	$69.5	67.7%	$7.3	7.1%	$8.9	8.7%	$2.4	2.3%	$9.0	8.8%	$4.1	4.0%	$1.0	1.0%	$0.4	0.4%	$102.6	100%

Six months ended June 30, (in millions)
Year	United States		Canada		Australia		United Kingdom		Japan		New Zealand		Republic of Korea*		Taiwan**		Totals
2004	$86.3	65.0%	$10.5	7.9%	$13.9	10.5%	$5.4	4.1%	$10.9	8.2%	$5.7	4.3%	$—	—%	$—	—%	$132.7	100%
2005	$125.6	66.9%	$14.0	7.5%	$17.0	9.1%	$4.8	2.6%	$16.8	8.9%	$7.7	4.1%	$1.4	0.7%	$0.4	0.2%	$187.7	100%

*	Republic of Korea began its operations in September 2004.
**	Taiwan began its operations in June 2005.

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in millions)
Consolidated Product sales	$49.9	$71.0	$94.8	$135.6
Consolidated Pack sales	20.5	26.0	32.9	46.6
Consolidated Other, including freight	3.9	5.6	5.0	5.5

Total	$74.3	$102.6	$132.7	$187.7

Canada and New Zealand operations operate through offices in the United States and Australia, respectively. Long-lived assets, defined as property and equipment, by geographical location are as follows:

	December 31, 2004	June 30, 2005
Country	(in millions)
Australia	$0.3	$0.3
Japan	0.6	0.4
Republic of Korea	0.7	0.6
Taiwan*	—	0.5
United Kingdom	0.4	0.5
United States	8.0	11.9

	$10.0	$14.2

*	Taiwan began its operations in June 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s consolidated financial position and its results of operations for the three and six months ended June 30, 2005 as compared to the same periods in 2004. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Company Overview

For over a decade, Mannatech has developed innovative, high-quality, proprietary nutritional supplements, topical and weight-management products that are sold by independent associates operating in a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, and Taiwan. Mannatech began selling its products in Denmark in August 2005 and plans to begin selling its products in Germany by the end of the third quarter of 2005. Both Denmark and Germany will be serviced by its United Kingdom subsidiary. Mannatech’s New Zealand operation is serviced by Mannatech’s Australian subsidiary. As previously discussed in the consolidated financial statements footnotes, Mannatech’s Australian, New Zealand, and United Kingdom subsidiaries operate as limited-risk service providers for its United States parent. As limited-risk service providers, its parent owns all of the limited-risk service provider’s sales and inventory, and is responsible for accruing all of the limited-risk service provider’s commissions and cost of sales, as well as paying its limited-risk service providers a management fee for processing and shipping orders in Australia, New Zealand, and the United Kingdom.

Mannatech operates as a single segment and primarily sells its products through a network of approximately 440,000 independent associates and members who have purchased Mannatech’s packs and products within the last 12 months, which are referred to herein as current independent associates and members. As of June 30, 2005, Mannatech sells its nutritional supplements through its network-marketing distribution channels operating in eight different countries. Mannatech’s management reviews and analyzes its net sales by geographical location and further analyzes its net sales by packs and products. Each of Mannatech’s subsidiaries sell the same type of products and possess similar economic characteristics, such as similar selling prices and gross margins.

For the three months ended June 30, 2005, Mannatech’s foreign operations accounted for approximately 32.3% of its consolidated net sales, whereas for the same period in 2004, Mannatech’s foreign operations accounted for 33.4% of its consolidated net sales. For the six months ended June 30, 2005, Mannatech’s foreign operations accounted for approximately 33.1% of its consolidated net sales, whereas for the same period in 2004, Mannatech’s foreign operations accounted for 35.0% of its consolidated net sales. Consolidated net sales, by geographical location, in dollars and as a percentage of consolidated net sales, for the three and six months ended June 30, 2004 and 2005, are as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Three months ended June 30, (in millions)
Year	United States		Canada		Australia		United Kingdom		Japan		New Zealand		Republic of Korea*		Taiwan**		Totals
2004	$49.5	66.6%	$5.8	7.8%	$7.4	10.0%	$2.6	3.5%	$5.9	7.9%	$3.1	4.2%	$—	—%	$—	—%	$74.3	100%
2005	$69.5	67.7%	$7.3	7.1%	$8.9	8.7%	$2.4	2.3%	$9.0	8.8%	$4.1	4.0%	$1.0	1.0%	$0.4	0.4%	$102.6	100%

Six months ended June 30, (in millions)
Year	United States		Canada		Australia		United Kingdom		Japan		New Zealand		Republic of Korea*		Taiwan**		Totals
2004	$86.3	65.0%	$10.5	7.9%	$13.9	10.5%	$5.4	4.1%	$10.9	8.2%	$5.7	4.3%	$—	—%	$—	—%	$132.7	100%
2005	$125.6	66.9%	$14.0	7.5%	$17.0	9.1%	$4.8	2.6%	$16.8	8.9%	$7.7	4.1%	$1.4	0.7%	$0.4	0.2%	$187.7	100%

*	Republic of Korea began its operations in September 2004.
**	Taiwan began its operations in June 2005.

Mannatech derives its revenues from sales of its products, sales of its starter and renewal packs, and from shipping fees collected from its customers. Mannatech plans on implementing an increase in its shipping fees charged to its customers in the third quarter of 2005. Mannatech is required to defer the recognition of its product and pack revenues until its customers receive their shipments. Substantially all of its product sales are sold either to independent associates at published wholesale prices and to members at discounted published retail prices. Mannatech has no involvement in its products after delivery to its customers, other than usual and customary product returns.

Mannatech’s net sales for the six months ended June 30, 2005 increased by $28.3 million, or 41.4% as compared to the same period in 2004. The increase in net sales can be attributed to the following:

•	increasing the number of current independent associates who purchased packs and products by 40.1%, or 126,000, to 440,000 as of June 30, 2005 as compared to 314,000 as of June 30, 2004;

•	increasing net sales by $1.8 million related to the expansion of its operations into the Republic of Korea in September 2004 and into Taiwan in June 2005;

•	registering its product Ambrotose AO® in its international markets;

•	replacing its Phytobears product with Mannabears™ in September 2004; and

•	introducing two new products in the last 12 months including its Wellness Water Bottle in November 2004, and Advanced Ambrotose™ in March 2005.

Mannatech believes its future success of increasing its net sales is dependent on the following:

•	continuing to attract and retain new and existing independent associates by introducing new incentives and changing its existing commissions and incentives;

•	continuing its product development strategy, which includes regularly enhancing its existing proprietary products to ensure the highest quality ingredients and state of the art formulas;

•	planning new product launches such as Advanced PLUS in the United Kingdom planned for launch in the third quarter of 2005; and

•	continuing its plans for international expansion, including registration of its products into new countries such as Germany and Denmark.

Mannatech’s cost of sales and commissions are primarily variable in nature and dependent on the volume of net sales. As a percentage of net sales, together, Mannatech’s cost of sales and commissions have remained constant at approximately 60% of its consolidated net sales.

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech reviews its policies related to the portrayal of its consolidated financial condition and consolidated results of operations that require the application of significant judgment by Mannatech’s management. Mannatech also analyzes the need for certain estimates, including the need for such items as inventory reserves, capitalization of software development, tax valuation allowances, revenue recognition, sales returns, accounting for stock options and warrants, and contingencies and litigation. Mannatech estimates are based on its historical experience, industry standards, and various other assumptions that management believes are applicable and reasonable under the circumstances. Mannatech cautions readers that actual results could differ from its estimates under different assumptions or conditions and if circumstances change relating to the various assumptions or conditions used in its estimates, Mannatech could experience an adverse effect on its consolidated financial condition, changes in its consolidated financial condition and/or consolidated results of operations. As a result, Mannatech has identified the following applicable critical accounting policies and estimates as of June 30, 2005:

Inventory Reserves

Mannatech reviews its inventory carrying value and compares it to the fair market value and any inventory value in excess of its estimated fair market value is written down. In addition, Mannatech reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Mannatech’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. In the future, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. Mannatech’s inventory value at June 30, 2005 was $18.5 million, which includes an inventory reserve of approximately $0.2 million.

Software Capitalization

During 2004, Mannatech began the development and/or configuration of several large-scaled information technology projects that are expected to increase functionality of its operations and expand its reporting capabilities, herein referred to as internally-developed software projects. Internally-developed software projects included the establishment of a comprehensive Japanese e-commerce system, translation and application development of its Republic of Korea computer application software, and configuration of its global re-architecture project that utilizes PeopleSoft® Enterprise One system, herein referred to as the PeopleSoft® One fully-integrated system. Mannatech amortizes its capitalized internally-developed software costs over the estimated useful life of the software application, which is either three or five years. If accounting standards change or if the capitalized software becomes obsolete, Mannatech may be required to write-off its unamortized capitalized software or accelerate its amortization period. As of June 30, 2005, Mannatech had approximately $6.8 million of unamortized capitalized software development costs.

Tax Valuation Allowances

Mannatech evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. If Mannatech is unable to realize the expected future benefits of its deferred tax assets, it is required to provide an additional valuation allowance. As of June 30, 2005, Mannatech’s net deferred tax assets were approximately $2.7 million, which includes a valuation allowance of approximately $0.3 million related to deferred tax assets for both of its operations in Taiwan and the Republic of Korea.

Deferred Revenues

Mannatech defers all of its revenues until its customers receive their shipments. Mannatech also defers a portion of its revenues from the sale of certain starter and renewal packs because of a one-year magazine subscription offered in certain of its packs. In addition, Mannatech defers the portion of revenue from each pack in which the total price of the pack exceeds the total average wholesale value of all individual components included in such packs. Mannatech amortizes its deferred revenues associated with its one-year magazine subscriptions and any pack sales that exceed the total average wholesale value of the individual components included in such packs over twelve months. Although Mannatech has no immediate plans to significantly change the contents of its packs or its shipping methods, any such change in the future could result in additional revenue deferrals or could cause Mannatech to recognize its deferred revenue over a longer period of time.

Accounting for Stock-Based Compensation

Currently, Mannatech follows APB 25 and its related interpretations to account for stock options granted to its employees and board members. Under the recognition and measurement principles of APB 25, Mannatech is not required to recognize any compensation expense unless the market price of the stock exceeds the exercise price on the date of grant or the terms of the grant are subsequently modified. In December 2004, the Financial Accounting Standards Board issued FAS 123R, which is effective for the first annual reporting period beginning after June 15, 2005. Under FAS 123R, Mannatech will be required to measure and recognize compensation expense related to any unvested stock options granted and for all new stock options granted to its employees and board members. After adopting FAS 123R, Mannatech will calculate its compensation expense based on the number of options expected to vest and recognize the compensation expense in its consolidated results of operations over the stock options’ vesting period, which could have a material effect on Mannatech’s future consolidated results of operations. As of June 30, 2005, Mannatech had 117,768 unvested stock options outstanding with a fair value of approximately $0.4 million, which would have to be recognized in 2006. In addition, Mannatech has 506,681 stock options available to grant in the future. Mannatech is currently evaluating the impact of adopting FAS 123R on its consolidated financial condition and its consolidated results of operations.

Results of Operations

The following table summarizes Mannatech’s consolidated operating results as a percentage of net sales for each of the three and six months ended June 30, 2004 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	15.2	15.4	15.0	15.3
Commissions and incentives	45.9	46.1	45.2	45.2

	61.1	61.5	60.2	60.5

Gross profit	38.9	38.5	39.8	39.5

Operating expenses:
Selling and administrative expenses	15.5	16.0	18.0	17.3
Other operating costs	11.2	12.9	11.5	12.9

Income from operations	12.2	9.6	10.3	9.3
Interest income	0.2	0.4	0.2	0.4
Other expense, net	(1.1)	(0.7)	(0.7)	(0.4)

Income before income taxes	11.3	9.3	9.8	9.3
Income taxes	(3.8)	(3.6)	(3.3)	(3.7)

Net income	7.5%	5.7%	6.5%	5.6%

Three and six months ended June 30, 2005 compared with the same periods in 2004

Net Sales

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2004	2005	2005 over 2004	2004	2005	2005 over 2004
	(in millions)			(in millions)
Product sales	$49.9	$71.0	42.3%	$94.8	$135.6	43.0%
Pack sales	20.5	26.0	26.8%	32.9	46.6	41.6%
Other, including freight	3.9	5.6	43.6%	5.0	5.5	10.0%

Total net sales	$74.3	$102.6	38.1%	$132.7	$187.7	41.4%

The net sales dollar increase consisted of increases in both packs and products. Pack sales have a strong correlation to the number of new independent associates and members who will be purchasing Mannatech’s products. Therefore, as Mannatech’s pack sales increase, product sales usually increase; however, there is no direct correlation between the increase in the number of new independent associates and members, or the number of packs sold to the amount of the current or future increases in product sales because independent associates and members consume different products and have different consumption levels.

Pack Sales

Mannatech sells starter packs to its independent associates. Depending on the type of pack purchased, a starter pack may include certain of Mannatech’s products, certain promotional and educational information, policy and procedures, and entitles the independent associate to purchase Mannatech’s products at wholesale prices. If the independent associate is considered a business-builder, the independent associate has purchased one of the higher-dollar packs and is required to buy a renewal pack each year. Independent associates can also purchase upgrade packs, which entitles the independent associate to additional promotional materials and commission levels.

For the second quarter of 2005, Mannatech’s quarterly pack sales primarily increased due to a positive response to the launch of its annual travel incentive, which fostered an increase of 62,000 new independent associates and members purchasing packs during the period April 1, 2005 to June 30, 2005 and added to the total increase of 209,000 of new independent associates and members purchasing products and/or packs during the period from July 1, 2004 to June 30, 2005.

The total new independent associates and members purchasing packs during the period April 1, 2004 to June 30, 2004 was 44,000, which added to the increase of 150,000 of new independent associates and members purchasing packs and/or products during the period July 1, 2003 to June 30, 2004.

The number of new and continuing independent associates and members who purchased Mannatech’s packs and/or products during the 12-months ended June 30, 2004 and 2005 are as follows:

	For the twelve months ended June 30,
	2004		2005
Independent Associates and Members
New	150,000	47.8%	209,000	47.5%
Continuing	164,000	52.2%	231,000	52.5%

Total	314,000	100.0%	440,000	100.0%

Pack sales consist of pack sales to new independent associates and pack sales for renewals and upgrades sold to existing independent associates. For the three months ended June 30, 2005, pack sales increased by $5.5 million, or 26.8%, to $26.0 million as compared to $20.5 million for the same period in 2004. For the six months ended June 30, 2005, pack sales increased by $13.7 million, or 41.6%, to $46.6 million as compared to $32.9 million for the same period in 2004. The increase in overall pack sales primarily related to an increase in the number of independent associates purchasing packs.

For the three months ended June 30, 2005, new independent associates purchasing packs increased total pack sales by $4.1 million, or 28.7%, to $18.4 million as compared to $14.3 million in the same period in 2004. For the six months ended June 30, 2005, new independent associates purchasing packs increased total pack sales by $10.1 million, or 44.3%, to $32.9 million as compared to $22.8 million in the same period in 2004. Mannatech believes the increase in the number of new independent associates over the past few years resulted from expansion into new countries, the introduction of new products, and the introduction of new incentives and contests.

For the three months ended June 30, 2005, total pack sales for renewal and upgrade packs from associates purchasing higher-cost packs, also called business-building packs, increased by $1.4 million, or 22.3%, to $7.6 million as compared to $6.2 million for the same period in 2004. For the six months ended June 30, 2005, total packs sales for renewal and upgrade packs from business-building independent associates increased by $3.6 million, or 35.6%, to $13.7 million as compared to $10.1 million for the same period in 2004. Mannatech believes the increase in the number of renewal and upgrade packs sold to existing associates is the result of retaining more business-building independent associates by implementing changes to its global associate career and compensation plan in late 2002 and 2003, as well as offering contests and travel incentives, including its annual travel incentive which is launched in mid-March of every year and runs through July.

Product Sales

Mannatech’s product sales continued to grow for both the three and the six months ended June 30, 2005 as compared to the same periods in 2004. The primary reason for product sales growth is the increase in the number of independent associates and members purchasing Mannatech’s products and the introduction of two new products.

For the three months ended June 30, 2005, new product sales were $12.4 million. For the six months ended June 30, 2005, new products sales were $14.1 million. New product sales are comprised of sales of its Wellness Water Bottle and Advanced Ambrotose™. For the remainder of 2005, Mannatech plans to improve its formulation of PLUS and name it Advanced PLUS, introduce Advanced Ambrotose® in a tablet form, and continue its research in developing certain skin care products.

For the three months ended June 30, 2005, existing product sales increased by $8.7 million, or 17.4%, to $58.6 million as compared to $49.9 million for the same period in 2004. For the six months ended June 30, 2005, existing product sales increased by $26.7 million, or 28.2%, to $121.5 million as compared to $94.8 million for the same period in 2004. The increase in Mannatech’s existing product sales related to the continued increase in the number of new and existing independent associates and members purchasing Mannatech’s products as compared to prior periods. Mannatech believes the remainder of 2005 will continue to reflect positive product sales growth.

Other Sales

Other sales primarily consist of the following:

•	freight revenue charged to Mannatech’s independent associates and members;

•	sales of promotional materials;

•	training fees;

•	monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials that help stimulate product sales and simplify enrollment;

•	a reserve for estimated sales refunds and returns; and

•	the change in deferred revenue that primarily pertains to the timing of when Mannatech’s revenue for pack and product shipments can be recognized.

For the three months ended June 30, 2005, other sales increased by $1.7 million to $5.6 million from $3.9 million for the same period in 2004. The increase in other sales primarily related to an increase of $1.1 million in freight collected from customers, with the remaining increase of $0.5 million related to the change in deferred revenue associated with the timing of when orders were shipped and received by Mannatech’s customers.

For the six months ended June 30, 2005, other sales increased by $0.5 million to $5.5 million from $5.0 million for the same period in 2004. The increase in other sales primarily related to an increase of $2.2 million in freight collected from customers, and promotional materials increasing by $0.4 million related to the introduction of a training DVD, partially offset by a decrease in deferred revenue of $2.1 million related to the change in deferred revenue associated with the timing of when orders were shipped and received by Mannatech’s customers.

Cost of Sales

Cost of sales consists of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s independent associates, in-bound freight, and provisions for slow-moving or obsolete inventories. Mannatech’s cost of sales as a percentage of net sales is affected by the mix of products and packs sold as product sales have higher gross margins than its pack sales. Mannatech’s sales mix can be influenced by any of the following:

•	changes in its sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products; and

•	changes in Mannatech’s commission and incentive programs.

For the three months ended June 30, 2005, cost of sales increased by $4.5 million, or 39.8%, to $15.8 million from $11.3 million from the same period in 2004. For the six months ended June 30, 2005, cost of sales increased by $8.8 million, or 44.2%, to $28.7 million from $19.9 million for the same period in 2004. The increase was primarily related to the increase in net sales and the mix of packs and products sold.

For the three months ended June 30, 2005, costs of sales as a percentage of net sales increased to 15.4% as compared to 15.2% for the same period in 2004. For the six months ended June 30, 2005, costs of sales as a percentage of net sales increased to 15.3% as compared to 15.0% for the same period in 2004. The increase primarily related to the increase in volume and mix of packs and products sold.

Commissions and Incentives

Commissions and incentives are dependent on the sales mix and types of incentives offered. Commissions and incentives are Mannatech’s largest expense on its Consolidated Statement of Operations. Mannatech tries to keep the combined commissions and incentives in the range of 41% to 46% of total consolidated net sales. Commissions and incentives are paid to Mannatech’s independent associates in accordance with its global associate career and compensation plan and are calculated using commissionable net sales. Commissionable net sales consist of finished products and pack sales. Mannatech’s commission and incentive program calculates commissions and incentives based on the following criteria:

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

Each year, Mannatech offers new travel incentives and contests that are designed to stimulate both its pack and product sales. The cost of the incentive is accrued over the qualification time period, which for 2005 was from mid-March 2005 to mid-July 2005. In March 2005, Mannatech announced its 2005 travel incentive contest and anticipates the cost of the trip incentive to be approximately $3.9 million, which will include approximately 1,300 qualifiers. In the second quarter of 2005, Mannatech revised its estimated cost of its travel incentive from $4.7 million to $3.9 million based upon more complete estimations of costs and qualifiers. Mannatech’s 2004 travel incentive contest had approximately 1,200 associates qualify for its 5-day cruise for two in the Caribbean at a total cost of $2.9 million.

Commissions and incentives include both commissions related to commissionable net sales and various incentives, including an annual travel incentive. For the three months ended June 30, 2005, the combined expenses of commissions and incentives increased by $13.3 million, or 39.0%, to $47.4 million as compared to $34.1 million for the same period in 2004. For the six months ended June 30, 2005, the combined expenses of commissions and incentives increased by $24.9 million, or 41.5%, to $84.9 million as compared to $60.0 million for the same period in 2004. The increase in the combined expenses of commissions and incentives related to the increase in commissionable net sales and the increase in the overall expected cost related to the 2005 travel incentive.

For the three months ended June 30, 2005, combined expenses of commissions and incentives as a percentage of net sales increased to 46.1% as compared to 45.9% for the same period in 2004. The increase as a percentage of net sales related to the mix of packs and products sold. For the six months ended June 30, 2005, combined expenses of commissions and incentives as a percentage of net sales remained at 45.2% as compared to the same period in 2004. The combined expense remained unchanged because of the change in mix of commission net sales offset by the increase in incentive expense.

Commissions

For the three months ended June 30, 2005, commissions increased by 38.6%, or $12.5 million, to $44.9 million as compared to $32.4 million for the same period in 2004. For the six months ended June 30, 2005, commissions increased by 41.0%, or $23.5 million, to $80.9 million as compared to $57.4 million for the same period in 2004. Mannatech attributes these increases in commissions to the response to its 2005 annual travel incentive, an increase in the volume of net sales, and an increase in the number of new and continuing independent associates who qualify for commissions.

For the three months ended June 30, 2005, commissions as a percentage of net sales increased to 43.7% from 43.6% for the same period in 2004. However, for the six months ended June 30, 2005, commissions as a percentage of net sales decreased to 43.0% from 43.2% for the same period in 2004. Mannatech attributes the change in commissions as a percentage of net sales to the change in mix of commissionable net sales.

Incentives

For the three months ended June 30, 2005, the cost of incentives increased by 47.1%, or $0.8 million, to $2.5 million as compared to $1.7 million for the same period in 2004. For the six months ended June 30, 2005, the cost of incentives increased by 53.8%, or $ 1.4 million, to $4.0 million as compared to $2.6 million for the same period in 2004. The dollar increase in incentives related to the increase in accrued costs related to the projected number of independent associates expected to qualify for its 2005 travel incentive as compared to the number of independent associates who qualified for its 2004 travel incentive. The total expected cost associated with its annual travel incentive is dependent on both the total expected number of associates who will qualify for the incentive and the designation of the travel incentive.

For the three months ended June 30, 2005, incentives as a percentage of net sales increased to 2.4% as compared to 2.3% for the same period in 2004. For the six months ended June 30, 2005, incentives as a percentage of net sales increased to 2.2% as compared to 2.0% for the same period in 2004. The increase in incentives as a percentage of net sales related to the increase in incentive costs and the increase in the projected number of winners for its annual travel incentive.

Gross Profit

Overall, the dollar increase in gross profit for both the three months ended June 30, 2005 and the six months ended June 30, 2005 as compared to the same periods in 2004 was the result of an increase in net sales related to the introduction of new products, the shift in mix between packs and product sales, and the increase in the number of independent associates and members purchasing packs and purchasing products. Incentive costs increased as a result of an increase in the total cost for the travel incentive and the increase in the number of independent associates expected to qualify for the travel incentive.

Gross profit as a percentage of net sales for the three months ended June 30, 2005 decreased to 38.5% as compared to 38.9% for the same period in 2004. Gross profit as a percentage of net sales for the six months ended June 30, 2005 decreased to 39.5% as compared to 39.8% for the same period in 2004. The decreases in gross profit as a percentage of net sales was the result of the shift in mix of pack and products and the increase in the expected cost of its 2005 annual travel incentive.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses and consist of compensation and benefits for employees, expenses related to contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and hosting Mannatech’s corporate-sponsored events.

For the three months ended June 30, 2005, selling and administrative expenses increased $4.8 million, or 41.7%, to $16.3 million as compared to $11.5 million in 2004. As a percentage of net sales, selling and administrative expenses increased to 16.0% for the three months ended June 30, 2005 as compared to 15.5% for the same period in 2004. The dollar increase in selling and administrative expenses primarily consists of the following:

•	an increase of $2.8 million related to an increase in compensation-related costs to support recent sales growth. The $2.8 million in compensation-related costs included a $1.4 million increase in payroll related to hiring 57 additional employees and a $0.6 million increase in fringe benefits for its new and existing employees, $0.4 million increase in temporary labor costs, and $0.4 million increase in contractor and training fees related to non-capitalizable costs for its internally-developed software projects;

•	an increase of $1.4 million related to an increase in freight out and third party warehouse costs related to an increase in fuel costs from transportation vendors, as well as an increase in net sales; and

•	an increase of $0.6 million in marketing expenses related to incurring pre-opening costs associated with opening its operations in Taiwan and additional costs associated with increased attendance at its corporate-sponsored events.

For the six months ended June 30, 2005, selling and administrative expenses increased $8.7 million, or 36.6%, to $32.5 million as compared to $23.8 million in 2004. For the six months ended June 30, 2005, selling and administrative expenses as a percentage of net sales decreased to 17.3% as compared to 18.0% for the same period in 2004. The percentage of net sales decrease was the result of capitalizing some of the payroll and contracting fees associated with its internally-developed software projects. The dollar increase in selling and administrative expenses primarily consists of the following:

•	an increase of $4.8 million related to an increase in compensation related costs to support recent sales growth. The $4.8 million in compensation-related costs included a $2.5 million increase in payroll related to hiring 67 additional employees, a $1.0 million increase in fringe benefits for its new and existing employees, a $0.4 million increase in corporate bonuses related to an increase in projected operating profit, a $0.6 million increase in temporary labor costs to support recent sales growth, and a $0.3 million increase in contractor and training fees related to non-capitalizable costs for its internally-developed software projects;

•	an increase of $2.7 million related to freight out and third party warehouse costs, which was associated with an increase in net sales, as well as an increase in fuel costs from transportation vendors; and

•	an increase of $1.2 million in marketing expenses related to an increase in additional costs associated with increase attendance at its corporate-sponsored events and pre-opening costs associated with opening its operations in Taiwan.

Other Operating Costs

Other operating expenses include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing-related expenses, off-site storage fees, and other miscellaneous operating expenses.

For the three months ended June 30, 2005, other operating expenses increased by $4.9 million, or 59.0%, to $13.2 million as compared to $8.3 million for the same period in 2004. For the three months ended June 30, 2005, other operating expenses as a percentage of net sales increased to 12.9% from 11.2% for the same period in 2004. For the six months ended June 30, 2005, other operating expenses increased by $8.9 million, or 58.2%, to $24.2 million as compared to $15.3 million for the same period in 2004. For the six months ended June 30, 2005, other operating expenses as a percentage of net sales increased to 12.9% from 11.5% for the same period in 2004.

Specific changes in other operating expenses primarily consisted of changes in travel, accounting, consulting and legal fees, rents, royalties, credit card processing fees, depreciation, and other operating costs described as follows:

Travel

For the three months ended June 30, 2005, travel expenses increased by $0.6 million to $1.6 million as compared to $1.0 million for the same period in 2004. For the six months ended June 30, 2005, travel expenses increased by $1.0 million to $2.8 million as compared to $1.8 million for the same period in 2004. The increase in travel expenses related to an increase in continued international development, as well as travel for corporate-sponsored events.

Accounting, legal, and consulting fees

For the three months ended June 30, 2005, accounting, legal, and consultant-related fees increased by $1.6 million to $3.2 million as compared to $1.6 million for the same period in 2004. Accounting and consultant-related fees increased by $1.0 million, which related to an increase in accounting fees associated with switching external independent auditors in 2005 and testing of internal controls related to the Sarbanes-Oxley Act of 2002. Legal fees increased by $0.6 million, which related to accruing legal fees and settlements, as well as costs related to registering its new and existing products in foreign countries.

For the six months ended June 30, 2005, accounting, legal, and consultant-related fees increased by $2.6 million to $5.4 million as compared to $2.8 million for the same period in 2004. Accounting and consultant-related fees increased by $1.1 million due to an increase in accounting fees associated with switching external independent auditors in 2005 and testing of internal controls related to the Sarbanes-Oxley Act of 2002. Consulting fees also increased by $0.5 million related to incurring non-capitalizable fees related to Mannatech’s internally-developed software projects including its PeopleSoft® Enterprise One system and pre-opening costs related to opening Taiwan. Legal fees increased by $1.0 million related to accruing legal fees and settlements, as well as costs related to registering its new and existing products in foreign countries.

Rents

For the three months ended June 30, 2005, rent expense increased by $0.3 million to $1.0 million from $0.7 million for the same period in 2004. For the six months ended June 30, 2005, rent expense increased by $0.8 million to $1.9 million from $1.1 million for the same period in 2004. The increase in rent expense related to opening operations in the Republic of Korea in September 2004 and opening operations in Taiwan in June 2005, as well as moving to new offices in Japan and in the United Kingdom.

Royalties

For the three months ended June 30, 2005, royalty expense increased by $0.8 million to $1.2 million as compared to $0.4 million for the same period in 2004. For the six months ended June 30, 2005, royalty expense increased by $1.7 million to $2.4 million as compared to $0.7 million for the same period in 2004. The increase in royalty expense related to an accrual for long-term post-employment benefit with respect to the long-term royalty agreement with Dr. Bill McAnalley, which is based on current year sales levels. Pursuant to this long-term royalty agreement, Mannatech is required to pay Dr. McAnalley a royalty of $0.003 per product sold for ten years. As of June 30, 2005, all but $0.2 million of the post-employment portion of this long-term royalty agreement was accrued. The $0.2 million will be accrued in the third quarter of 2005.

Credit card processing fees

For the three months ended June 30, 2005, credit card processing fees increased by $0.7 million to $2.3 million as compared to $1.6 million for the same period in 2004. For the six months ended June 30, 2005, credit card processing fees increased by $1.2 million to $4.2 million as compared to $3.0 million for the same period in 2004. The increase in credit card processing fees related to the increase in net sales.

Depreciation

For the three months ended June 30, 2005, Mannatech recorded an increase in depreciation expense of $0.3 million to $0.9 million as compared to $0.6 million for the same period in 2004. For the six months ended June 30, 2005, Mannatech recorded an increase in depreciation expense of $0.6 million to $1.9 million as compared to $1.3 million for the same period in 2004. The increase in deprecation expense related to an increase in capital assets, some of which were associated with internally-developed software projects.

Other operating costs

The remaining increase in other operating costs of $0.6 million for the three months ended June 30, 2005 as compared to the same period in 2004, as well as the remaining increase in other operating costs of $1.0 million for the six months ended June 30, 2005 as compared to the same period in 2004, related to an increase in variable operating costs including telephone, insurance, postage, and offsite storage fees. These variable operating costs directly correlate to the increase in net sales.

Interest Income

Mannatech maintains interest bearing accounts for its cash equivalents, restricted cash, and investments. For the three months ended June 30, 2005, interest income increased by $0.3 million to $0.5 million as compared to $0.2 million for the same period in 2004. For the six months ended June 30, 2005, interest income increased by $0.5 million to $0.8 million as compared to $0.3 million for the same period in 2004. The increase in interest income was primarily due to an increase in the average balance held in cash, cash equivalents, restricted cash, and investments. Cash and investments increased as a result of increase net sales and improving overall profits.

Other Expense, Net

Other expense, net consists primarily of foreign currency transaction gains and losses related to translating assets, liabilities, revenues, and expenses from its foreign operations to the United States dollar using current and weighted-average currency exchange rates. Mannatech records transaction gains and losses to other expense, net. For the three months ended June 30, 2005 and 2004, other expense remained constant, as Mannatech recorded a net transaction gain of $0.8 million for each period. For the six months ended June 30, 2005 Mannatech recorded an increase of $0.1 million in other expense, net, related to recording a net transaction gain of $0.9 million for the six months ended June 30, 2005, as compared to recording $0.8 million for the same period in 2004.

Income Tax Expense

Income taxes include both current and deferred income taxes for Mannatech’s domestic and foreign operations. Mannatech’s United States federal statutory income tax rate was 35% for all of 2005 and 2004. For the three and six months ended June 30, 2005 and 2004, Mannatech’s statutory tax rate in Australia was 30%, in the United Kingdom its statutory tax rate was 30%, in Japan its statutory tax rate was 42%, in the Republic of Korea its statutory tax rate was lowered from 27% to 25%, and in Taiwan its statutory tax rate is estimated to be 25%. During each period, Mannatech’s income from its international operations is subject to taxation in the countries in which it operates. Although Mannatech may receive foreign tax credits that would reduce the total amount of United States income taxes owed, Mannatech may not be able to fully utilize its foreign tax credits in the United States.

Mannatech uses Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“FAS 109”). Under FAS 109, Mannatech is required to record a valuation allowance when it is more likely than not that all or a portion of its net deferred tax assets will not be realized. A review of all positive and negative evidence of realizability must be considered in determining the need for a valuation allowance for each tax jurisdiction. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified.

At June 30, 2004, Mannatech had a $0.7 million valuation allowance, which represented a full reserve against its net deferred tax asset related to its Japanese subsidiary. In the third quarter of 2004, the valuation allowance for its Japan operations was reversed as Mannatech concluded that the entire net deferred tax asset in Japan is more likely than not to be realized based upon the recent improved financial performance and the expectation of continued profitability of its Japan operation. Also in the fourth quarter of 2004, Mannatech recorded a $0.1 million valuation allowance for its net deferred tax asset related to its Republic of Korea operation, which began in September 2004, as Mannatech believes that the more likely than not criteria for recognition purposes cannot yet be met.

At June 30, 2005, Mannatech had a valuation allowance of $0.3 million, which related to its net deferred tax assets in the Republic of Korea and Taiwan as Mannatech believes that the more likely than not criteria for recognition purposes cannot yet be realized.

For the three months ended June 30, 2005, Mannatech’s effective tax rate increased to 38.9% from 33.7% for the same period in 2004. For the six months ended June 30, 2005, Mannatech’s effective tax rate increased to 39.7% from 33.4% for the same period in 2004. In 2005, Mannatech’s effective tax rate increased primarily due to the shift in income mix between its domestic and foreign operations, as well as the change in the valuation allowance reserve for its operations in the Republic of Korea and Taiwan and the prior year elimination of the valuation allowance for Japan. Mannatech believes its effect tax rate should remain in the 38% to 40% range going forward.

Net Income

For the three months ended June 30, 2005, net income increased by $0.2 million, or 3.6%, to $5.8 million from $5.6 million in the same period in 2004. The increase in net income was related to an increase in net sales of $28.3 million, or 38.1%, which was partially offset by incurring the following additional costs, which were not specifically related to the increase in net sales:

•	an increase in $2.0 million in compensation and fringe benefit-related costs related to hiring 57 employees in the second quarter of 2005;

•	an increase of $1.0 million in estimated cost for its annual travel incentive related to an increase in the total costs and the total number of associates who are expected to qualify for the travel incentive;

•	an increase in $1.0 million in temporary help and incurring non-capitalizable consulting costs;

•	an increase in $0.6 million in travel costs related to pre-opening costs associated with opening operations in Taiwan in June 2005;

•	an increase of $1.6 million in accounting and legal fees due to changing external independent auditors in the first quarter of 2005 and accruing legal fees related to legal fees and settlements; and

•	an increase of $0.8 million related to accruing the long-term post-employment benefit related to Dr. McAnalley’s long-term royalty agreement.

For the three months ended June 30, 2005, Mannatech’s diluted earnings per share increased by 5.0% to $0.21 per share from $0.20 per share for the same period in 2004. The increase in diluted earnings per share in 2005 was the direct result of the continued increase in net sales offset by the increase in the costs described above.

For the six months ended June 30, 2005, net income increased by $1.8 million, or 20.7%, to $10.5 million from $8.7 million for the same period in 2004. The increase in net income was related to an increase in net sales of $55.0 million, or 41.4%, which was partially offset by incurring the following additional costs, which were not specifically related to the increase in net sales:

•	an increase in $3.5 million in compensation and fringe benefit-related costs related to hiring 67 employees during 2005;

•	an increase of $1.1 million in estimated cost for its annual travel incentive related to an increase in the total costs and an increase in the number of associates are expected to qualify for the travel incentive;

•	an increase in $0.9 million in temporary help and contracting fees related to non-capitalizable costs associated with internally-developed software projects;

•	an increase of $2.1 million in accounting and legal due to changing external independent auditors in 2005 and accruing legal fees related to legal fees and settlements;

•	an increase in $1.0 million in travel costs related to pre-opening costs associated with opening operations in Taiwan in June 2005;

•	an increase of $1.7 million related to accruing the long-term post-employment benefit related to Dr. McAnalley’s long-term royalty agreement; and

•	an increase of $0.5 million in consulting fees related to non-capitalizable costs associated with internally-developed software projects.

For the six months ended June 30, 2005, Mannatech’s diluted earnings per share increased by 18.8% to $0.38 per share from $0.32 per share for the same period in 2004. The increase in diluted earnings per share in 2005 was the direct result of the continued increase in net sales partially offset by the increase in the costs described above.

For the three and six months ended June 30, 2004 and 2005, Mannatech has declared and paid the following in dividends.

Date dividends declared	Date dividends paid	Total amount of dividends	Dividend per common share
August 2004	October 2004	$1.9 million	$0.10
November 2004	January 2005	$1.9 million	$0.07
March 2005	April 2005	$1.9 million	$0.07
June 2005	July 2005	$1.9 million	$0.07

Liquidity and Capital Resources

Mannatech’s principal use of cash is to pay for its on-going operations, including commissions and incentives, capital expenditures, inventory purchases, payment of quarterly dividends, and funding its plans for international expansion. Generally, Mannatech funds its business objectives, working capital, and operations through reliance on its cash flows from operations rather than incurring long-term debt and plans to continue to fund its business objectives, working capital, and operations primarily through its cash flows generated from operations. Mannatech intends to use its normal cash flows from operations and cash on hand to fund its anticipated cash requirements over the next twelve to twenty-four months, as well as any unanticipated short falls that may arise over such periods.

Cash and Cash Equivalents and Investments

For the six months ended June 30, 2005, Mannatech continues to maintain a strong cash and investment position as its cash and cash equivalents and investments increased by $11.3 million, to $72.6 million from $61.3 million at December 31, 2004. These increases were directly attributable to an increase in its income from operations, partially offset by the funding of its large-scale, internally-developed software projects and quarterly cash dividend payments to its shareholders totaling $3.8 million.

Working Capital

Mannatech’s working capital increased by $4.2 million to $31.8 million at June 30, 2005 from $27.6 million at December 31, 2004. Mannatech’s increase in its working capital at June 30, 2005 primarily related to the following:

•	exchanging a long-term investment for a short-term investment totaling $2.4 million;

•	increasing cash on hand by $1.1 million related to an increase in income from operations;

•	increasing inventories on hand by $5.4 million related to the expected sales growth; partially offset by

•	increasing commissions payable by $7.0 million related to the increase in net commissionable sales and the increase in annual travel incentive accrual;

•	accruing an additional $4.4 million in operating expenses related to the increase in net sales; and

•	deferring an additional $3.3 million in revenues related to the timing of customers receiving their sales orders.

Mannatech’s cash flows consist of the following:

For the six months ended June 30,
	2004		2005
Provided by (used in):
Operating activities	$16.6 million		$23.9 million
Investing activities	($7.4 million	)	($5.6 million	)
Financing activities	($2.4 million	)	($6.6 million	)

Operating Activities

For the six months ended June 30, 2005, Mannatech’s operating activities provided cash of $23.9 million compared to cash of $16.6 million in the same period in 2004. For the six months ended June 30, 2005, net earnings adjusted for noncash activities provided cash of $12.9 million compared to $10.3 million for the same period in 2004.

For the six months ended June 30, 2005, the management of Mannatech’s working capital accounts, which include receivables, inventories, prepaid expenses, payables, deferred revenues, accrued commission and expenses for operations, generated $13.0 million in positive cash flow as compared to $7.0 million for the same period in 2004. For the six months ended June 30, 2005, Mannatech’s working capital accounts increased primarily related to an increase of $2.1 million in the amount of deferred revenue, an increase of $2.0 million in accruing additional commissions and incentive payables, and an increase of $4.1 million accrued expenses and taxes; partially offset by an increase of $4.3 million in inventories, which were each associated with an increase in net sales, income from operations, and the timing of payment of commissions and timing of shipments to its customers. Mannatech expects that its operating cash flows for the remainder of 2005 will be sufficient to fund its current operations and its plans for international expansion.

For the six months ended June 30, 2004, Mannatech’s working capital accounts increased by $7.0 million primarily related to an increase in accrued expenses, deferred revenue, and accrued commissions, partially offset by an increase in inventories of $1.3 million, each of which were associated with an increase in net sales and an increase in income from operations.

Operating activities also included paying accrued severance of $0.1 million to a former executive for the six months ended June 30, 2005 compared to paying $0.7 million in accrued severance for the same period in 2004.

Investing Activities

For the six months ended June 30, 2005, Mannatech’s investing activities used $5.6 million in cash compared to $7.4 million for the same period in 2004. For the six months ended June 30, 2005, Mannatech used $0.2 million of its cash to purchase higher yielding investments and released $0.7 million of its restricted cash into operations. For the six months ended June 30, 2004, Mannatech’s investing activities used $7.1 million of its cash to purchase higher yielding investments and released $2.2 million of its restricted cash.

For the six months ended June 30, 2004 and 2005, investing activities also consisted of capital asset purchases of $1.6 million and $6.1 million, respectively, related to the purchases of office furniture, computer software, and computer hardware as completion or continued development of its internally-developed software projects.

The total budgeted cost related to all of Mannatech’s internally-developed software projects is between $14.8 million and $17.0 million, which will be incurred from 2004 through 2006. In 2004, Mannatech substantially completed the development of its Republic of Korea computer application project, its Japanese e-commerce system, and the first phase of implementing its PeopleSoft® Enterprise One fully-integrated systems. In 2005, Mannatech began configuring Phase II of its PeopleSoft® Enterprise One fully-integrated systems. As of June 30, 2005, total incurred cost to-date for these internally-developed software projects which were developed in 2004 and 2005 were $8.1 million, of which $7.4 million was capitalized as fixed assets during 2004 and 2005, as they related to capitalizable payroll, contractors’ and consulting fees and $0.7 million was expensed as non-capitalized expenses related to these same projects including $0.5 million, which was incurred in the six months ended June 30, 2005. During the remaining six months of 2005 and into 2006, Mannatech anticipates incurring $6.7 million to $8.9 million, of which an additional $0.2 million to $0.5 million of non-capitalizable costs will relate to the PeopleSoft® One fully-integrated system project.

Financing Activities

For the six months ended June 30, 2005, Mannatech’s financing activities used $6.6 million in cash as compared to $2.4 million for the same period in 2004. For the six months ended June 30, 2005, Mannatech used $3.8 million in cash to pay quarterly cash dividends to its shareholders and repurchased $3.0 million of its common stock in the open market. These cash outlays were partially offset by receiving $0.2 million in cash proceeds related to stock options exercised. For the six months ended June 30, 2004, Mannatech used cash to pay a semi-annual cash dividend to its shareholders of $2.6 million, which was partially offset by receiving $0.2 million in cash proceeds related to stock options exercised.

General Liquidity and Cash Flows

Historically, Mannatech has generated positive cash flows from its operations and believes that its existing liquidity and cash flows from operations, including cash and investments totaling $72.6 million should be adequate to fund expected business operations and its plans for international expansion and new back-office systems for the next 12 to 24 months. Mannatech believes its existing liquidity and cash flows will be adequate for its future as most of its operating expenses are variable in nature. However, if Mannatech’s existing capital resources or cash flows are insufficient to meet its current business plans, projections, and existing capital requirements, Mannatech would be required to raise additional funds, which may not be available on favorable terms, if at all.

Mannatech is required to fund its future commitments and obligations, which as of June 30, 2005 are as follows:

•	funding a 3-year supply agreement to purchase raw materials of $8.3 million through 2007;

•	funding an estimated $3.6 million for the long-term post-employment benefit related to the supplemental royalty agreement related to future royalties payable to Dr. McAnalley;

•	funding up to $2.9 million of estimated unpaid costs related to its 2005 annual travel incentive;

•	funding a future commitment of $2.5 million related to its 2006 annual travel incentive;

•	funding a 5-year supply agreement to purchase raw materials of $1.3 million through 2009;

•	funding $0.5 million for a clinical study with St. George’s Hospital through 2006;

•	funding $0.4 million for a non-cancellable employment agreement with Mr. Persinger through December 2006;

•	funding $0.3 million for a non-cancellable employment agreement with Mr. Caster through December 2005, which is expected to be renewed with the same terms;

•	funding the remaining non-compete payments of $0.2 million to Dr. Reg. McDaniel, a former employee, payable in monthly installments of $25,000 through January 2006; and

•	funding various operating leases for building and equipment rental of $6.0 million through 2009.

Mannatech has no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities. Since 1994, Mannatech has maintained a purchase commitment with its supplier of Manapol®. The purchase commitment includes both the purchases by Mannatech and its manufacturers. The purchase commitment requires a collective minimum purchase by Mannatech and its manufacturers of $0.3 million per month through November 2005. Presently Mannatech’s manufacturers’ monthly purchases of Manapol® have met or exceeded the monthly-required commitment of $0.3 million. Mannatech’s projected finished goods purchases are expected to meet the required minimum monthly purchase commitment for the remainder of 2005.

Mannatech is continuing to develop and implement its fully-integrated back-office systems and for the remainder of 2005 and during 2006 expects to incur costs of between $6.7 million and $8.9 million, as well as purchase various other capital assets to support its operations of up to $2.5 million per year.

Recent Financial Accounting Standards Board Statements

FAS 123R. In December 2004, FASB issued FAS 123R, which replaces FAS 123 and supersedes APB 25. FAS 123R requires a company to recognize compensation cost related to share-based payment transactions in its financial statements. The compensation costs should be measured based on the estimated fair value of the equity or liability instruments issued. The provisions of APB 25 and FAS 123 remain in effect until the provisions of FAS 123R are adopted. FAS 123R is effective for the first annual reporting period beginning after June 15, 2005. Mannatech is currently evaluating the impact of adopting FAS 123R on its consolidated financial position, results of operations, and its cash flows.

Forward-Looking Statements

Certain disclosure and analysis included in this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, which are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements, other than statements of historical fact are considered forward-looking statements and reflect the current views of Mannatech about future events and financial performance. These forward-looking statements are subject to certain events, risks, and uncertainties that may be outside Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	the adequacy of existing capital resources and cash flows to fund Mannatech’s future cash needs;

•	future plans related to Mannatech’s budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	the realization of Mannatech’s deferred tax assets;

•	the expected future cash flows of Mannatech’s assets exceeding the net book value of such assets;

•	the impact of future market changes due to exposure to foreign currency translations on Mannatech’s business;

•	the impact of Mannatech’s product development strategy;

•	Mannatech’s ability to offer innovative incentives in the future;

•	the impact of recent accounting pronouncements on Mannatech’s consolidated financial condition, results of operations, or cash flows;

•	the outcome of regulatory and litigation matters;

•	the effectiveness of certain policies, procedures, and internal processes in combating Mannatech’s exposure to market risk; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;

•	changes in inventory costs;

•	the future impact of any changes to Mannatech’s global career and compensation plan or incentives;

•	Mannatech’s ability to attract and retain independent associates and members;

•	timely development and acceptance of new products and refinements of existing products;

•	changes in product mix;

•	the overall market conditions for Mannatech’s domestic and international operations;

•	changes in global statutory tax rates;

•	the impact of new competition and competitive products and pricing;

•	the political, social, and economic climate in which Mannatech conducts its operations; and

•	the risk factors described in other documents and reports filed by Mannatech with the Securities and Exchange Commission.

Forward-looking statements generally can be identified by the use of or phrases or terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “hopes,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “potential,” “projects,” “in the future,” or “continues” or other similar words or the negative of such terms and other comparable terminology. Similarly, descriptions of Mannatech’s objectives, plans, strategies, targets or beliefs contained herein are also considered forward-looking statements. If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect Mannatech’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to its operations, results of operations, growth strategy, and liquidity. All subsequent written and oral forward-looking statements attributable to Mannatech or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. A detailed discussion of risks is included, under the caption “Risk Factors” in Mannatech’s Form 10-K, filed on March 31, 2005. Mannatech does not undertake any obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also cautioned that the forward-looking statements contained in this Form 10-Q, including the risks and uncertainties and any other cautionary statements contained herein speak only as of the date of this report.

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

Mannatech is exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect Mannatech’s financial results. Changes in exchange rates could positively or negatively affect its financial results, as expressed in United States dollars. When the United States dollar strengthens against currencies in which products are sold or weakens against currencies in which Mannatech incurs costs, net sales and costs, respectively, could be adversely affected.

Mannatech believes inflation has not had a material impact on its operations or profitability. Mannatech expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, and into Taiwan in June 2005. Mannatech began selling its products in Denmark in August 2005 and plans to begin selling its products in Germany in the third quarter of 2005. Mannatech’s New Zealand operation is serviced through its Australian operations. Mannatech plans on servicing sales in Denmark and Germany through its United Kingdom operations. Revenues and expenses in foreign markets are currently translated using historical and weighted-average currency exchange rates.

Mannatech maintains policies, procedures, and internal processes that it believes help monitor any significant market risks. Mannatech currently does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations, and projected transactions denominated in foreign currencies. Mannatech cautions that it cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, operating expenses, and its consolidated financial condition, results of operations, or cash flows. However, to combat such risk, Mannatech closely monitors currency fluctuations for exposure to such market risk. The foreign currencies in which Mannatech currently has exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. The current (spot) rate, weighted average currency exchange rates, as well as the low and high currency exchange rates as compared to the United States dollar, for each of these countries, as of and for the six months ended June 30, 2005 are as follows:

Country/Currency	Low	High	Weighted- Average	Spot Rate
Australia/Dollar	$0.74850	$0.79790	$0.77350	$0.76200
Canada/Dollar	$0.78780	$0.83390	$0.81031	$0.81420
Denmark/Krone	$0.16170	$0.18250	$0.17281	$0.16200
Germany/Euro	$1.20340	$1.35690	$1.28637	$1.20660
Japan/Yen	$0.00905	$0.00981	$0.00944	$0.00905
New Zealand/Dollar	$0.69320	$0.74490	$0.71667	$0.69990
Republic of Korea/Won	$0.00095	$0.00101	$0.00099	$0.00097
Taiwan/Dollar	$0.03103	$0.03254	$0.03186	$0.03182
United Kingdom/British Pound	$1.80480	$1.92860	$1.87462	$1.80480

Item 4. Controls and Procedures

Mannatech’s management, with the participation of its Chairman of the Board and Chief Executive Officer (its principal executive officer) and its Chief Financial Officer (its principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Mannatech in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mannatech in such reports is accumulated and communicated to its management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the three and six months ended June 30, 2005, there were no changes in Mannatech’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Mannatech’s internal control over financial reporting other than in the first quarter of 2005, Mannatech substantially completed its implementation and conversion of its old financial systems in all of its operations to a new financial system. The implementation included converting its balances from one automated financial system, called Sage/Tetra CS/3 system, to another more sophisticated automated financial system, called PeopleSoft® Enterprise One. This change in information system platform for its financial reporting was part of Mannatech’s two-phase global re-architecture project, known as the PeopleSoft® Enterprise One project. This project fully-integrated Mannatech’s financial systems in each country and expanded the functionality of its financial systems. Phase II of this project will fully integrate Mannatech’s operational systems with its financial system.

Mannatech believes the conversion and implementation of this fully-integrated financial system further strengthened its existing internal control over financial reporting, as well as automated a number of its administrative processes and activities, and enhanced certain materials management processes.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 1, 2004, Ms. Chie Sasaki filed suit against Mannatech; its Chief Executive Officer, Mr. Samuel Caster; Victoria Arcadi, an independent associate; and Kathryn Dykman, a former employee of the Company, with a complaint for damages in the Superior Court of California, County of Los Angeles, case no. LC 069762. On January 18, 2005, Ms. Dykman was dismissed as a defendant. The lawsuit demanded approximately $2.3 million for alleged intentional and negligent infliction of emotional distress, intentional and negligent misrepresentation, invasion of privacy, and unfair competition based on the publication of a journal article that described the treatment of the Plaintiff’s child in 1997. The journal article was written by one of Mannatech’s independent associates. Mannatech cannot currently predict the outcome of this lawsuit; however, Mannatech’s insurance carriers have accepted the duty of defense for this case under a reservation of rights and mediation for this lawsuit is scheduled for August 16, 2005, in Los Angles, California.

On August 1, 2005, Mr. Jonathan Crowell filed a puntative class action lawsuit against Mannatech and Mr. Samuel Caster, its Chief Executive Officer, in the United States District Court for the District of New Mexico, on behalf of himself and all others who purchased or otherwise acquired the common stock of Mannatech between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby. The complaint alleges violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, alleging that defendants artificially inflated the value of Mannatech stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of Mannatech’s products during the purported class period. The Plaintiff is seeking an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees. Mannatech and Mr. Caster deny the allegations in the complaint and intend to defend themselves vigorously. It is not possible at this time to predict whether Mannatech will incur any liability or to estimate the damages, or the range of damages, if any, that Mannatech might incur in connection with this lawsuit.

The Company also has several pending claims incurred in the normal course of business and has accrued $0.5 million related to such claims. In the opinion of management such claims, including those referred to above, can be resolved without any material affect on the Company’s consolidated financial condition, results of operations, or its cash flows.

There have been no other material changes in, or additions to, the legal proceedings previously reported in Mannatech’s Annual Report on Form 10-K (File No. 000-24657) for 2004 as filed with the United States Securities and Exchange Commission on March 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2004, Mannatech’s Board of Directors authorized Mannatech to repurchase, in the open market, up to 1.3 million shares of its common stock to help manage any dilutive effects of its common stock in the open market. In May 2005, Mannatech repurchased 190,850 shares of its common stock in the open market for a total price of $3.0 million. Although Mannatech does not have any immediate plans to initiate any additional stock repurchase in the near future, it is authorized to purchase up to 1.1 million additional shares of is common stock in the open market.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Mannatech held its 2005 Annual Shareholders’ Meeting on June 13, 2005 and the two proposals voted on were described in detail in Mannatech’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2005.

Donald A. Buchholz was elected to serve as a Class I director until Mannatech’s 2006 Annual Shareholders’ Meeting. Messrs. Terry L. Persinger, Alan Kennedy, and Dr. John Axford were elected to serve as Class III directors until Mannatech’s 2008 Annual Shareholders’ Meeting.

The voting results for the two proposals voted on at Mannatech’s 2005 Annual Shareholders’ Meeting are as follows:

Proposal 1 – Election of Directors:

Director	For	Against or Withheld
Don A. Buchholz	24,381,801	204,766
Terry L. Persinger	23,755,161	831,406
Alan D. Kennedy	24,384,136	202,431
Dr. John S. Axford	23,758,551	828,016

Proposal	2 – Ratification of Independent Auditors:

The appointment of Grant Thornton LLP as its new independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified according to the following votes:

For	Against or Withheld	Abstentions
24,428,895	12,060	145,612

Item 5. Other Information

Mr. J. Stanley Fredrick is a non-independent Director who has served on Mannatech’s Board of Directors since 2001 and will continue to serve on its Board of Directors as Lead Director. However, effective June 14, 2005, J. Stanley Fredrick was required to resign from Mannatech’s Compensation and Stock Option Plan Committee and its Nominating and Governance Committee pursuant to expiration of an exemption under the National Association of Security Dealers Listing Standards Rule 4200, which allowed the appointment of a non-independent member to serve up to two years as a member of its Compensation and Stock Option Plan Committee and/or Nominating and Governance Committee. Mr. Fredrick had served as Chairman for these committees since August 2003 as a non-independent member under the “exceptional and limited circumstances rule”. Mr. Alan Kennedy will assume the role as Chairman for the Compensation and Stock Option Plan Committee and Mr. Gerald Gilbert will assume the role as Chairman of its Nominating and Governance Committee. Both Messrs. Gilbert and Kennedy are independent directors who have been serving as members on these committees since they were elected to Mannatech’s Board of Directors.

On July 15, 2005, Mannatech’s Board of Directors increased its compensation for its Board members to include granting additional stock options upon re-election to its Board. On July 15, 2005, Mannatech granted 8,026 common stock options to both Mr. Kennedy and Dr. Axford for their re-election to its Board as independent members. The stock options have an exercise price of $17.05 per share, and one-third of the stock options vest immediately and another third of the stock options vest on the first and second anniversary dates of the issuance of the stock options.

On July 15, 2005, all five of its independent Board members were each granted an additional 2,141 stock options, which vest immediately, expire within ten years, and are exercisable at an exercise price of $17.05 per share.

Item 6. Exhibits

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

MANNATECH, INCORPORATED

August 9, 2005	/S/ SAMUEL L. CASTER
Samuel L. Caster
Chief Executive Officer and Chairman of the Board
(principal executive officer)

August 9, 2005	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher Senior Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998

3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	8-K	000-24657	99.1	August 22, 2001

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.

1