Form 10-Q
period 2005-09-30
MANNATECH INC
filed 2005-11-09
CIK 1056358

September 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2005, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share was 26,913,837.

Mannatech, Incorporated

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS – (UNAUDITED)

(in thousands, except share amounts)

	December 31, 2004	September 30, 2005
ASSETS
Cash and cash equivalents	$44,198	$49,015
Short-term investments	—	3,956
Restricted cash	393	293
Income tax receivable	4,161	—
Accounts receivable	392	1,021
Inventories, net	13,157	20,351
Prepaid expenses and other current assets	3,188	3,794
Deferred tax assets	1,850	1,476
Note receivable from affiliate	144	151

Total current assets	67,483	80,057
Long-term investments	17,073	13,375
Property and equipment, net	6,469	11,325
Construction in progress	3,544	4,980
Restricted cash	1,571	3,790
Other assets	1,203	1,140
Deferred tax assets	1,003	94

Total assets	$98,346	$114,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,227	$3,895
Accrued expenses	20,389	17,545
Commissions payable	12,718	13,449
Taxes payable	1,930	5,676
Deferred revenue	2,256	4,763
Accrued severance related to former executives	375	175
Current portion of capital leases	8	27

Total current liabilities	39,903	45,530
Long-term royalties due to an affiliate	1,658	3,456
Long-term liabilities	530	523
Capital leases, excluding current portion	26	—
Deferred tax liabilities	4	200

Total liabilities	42,121	49,709
Commitments and contingencies

Shareholders’ equity:

Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,115,440 shares issued and 27,041,125 shares outstanding in 2004 and 27,352,963 shares issued and 26,913,837 shares outstanding in 2005	3	3
Additional paid-in capital	34,917	36,416
Retained earnings	21,672	35,212
Accumulated other comprehensive income (loss)	195	(788)

	56,787	70,843
Less treasury stock, at cost, 74,315 shares in 2004 and 459,126 shares in 2005	(562)	(5,791)

Total shareholders’ equity	56,225	65,052

Total liabilities and shareholders’ equity	$98,346	$114,761

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net sales	$77,577	$100,216	$210,282	$287,960
Cost of sales	11,931	14,478	31,871	43,186
Commissions and incentives	34,702	44,403	94,707	129,326

	46,633	58,881	126,578	172,512

Gross profit	30,944	41,335	83,704	115,448
Operating expenses:
Selling and administrative expenses	12,279	16,136	36,110	48,595
Other operating costs	9,588	12,415	24,915	36,587

Total operating expenses	21,867	28,551	61,025	85,182

Income from operations	9,077	12,784	22,679	30,266

Interest income	136	469	430	1,254
Interest expense	—	—	(16)	—
Other expense, net	(191)	(288)	(1,038)	(1,188)

Income before income taxes	9,022	12,965	22,055	30,332
Income taxes	(2,193)	(4,232)	(6,547)	(11,120)

Net income	$6,829	$8,733	$15,508	$19,212

Earnings per common share:
Basic	$0.26	$0.32	$0.59	$0.71
Diluted	$0.25	$0.32	$0.57	$0.69

Weighted-average common shares outstanding:
Basic	26,393	27,015	26,324	27,065
Diluted	27,460	27,738	27,407	27,899

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,508	$19,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,955	2,846
Loss on disposal of assets	171	43
Write-off of inventory	—	27
Accounting charge related to stock options and warrants granted	42	(95)
Tax benefit related to exercising stock options	718	807
Deferred income taxes	(1,581)	1,377
Accrue interest on note receivable	(7)	(7)
Changes in operating assets and liabilities:
Increase in accounts receivable	(585)	(662)
Increase in inventories	(5,025)	(7,354)
Increase in prepaid expenses and other current assets	(1,594)	(629)
(Increase) decrease in other assets	(602)	4
Increase (decrease) in accounts payable	(995)	1,691
Increase in accrued expenses and taxes payable	4,034	7,125
Increase in commissions payable	5,024	914
Increase in deferred revenue	356	2,507
Decrease in accrued severance to former executives	(825)	(200)

Net cash provided by operating activities	16,594	27,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,002)	(9,242)
Purchases of investments	(7,094)	(259)
Repayments by shareholders/related parties	55	—
Decrease in restricted cash	793	347
Increase in restricted cash	—	(2,467)

Net cash used in investing activities	(11,248)	(11,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(5,263)	(5,672)
Proceeds from stock options exercised	446	556
Repurchase of common stock	—	(4,998)
Repayment of capital lease obligation	(13)	(7)

Net cash used in financing activities	(4,830)	(10,121)

Effect of exchange rate changes on cash and cash equivalents	(209)	(1,047)

Net increase in cash and cash equivalents	307	4,817

CASH AND CASH EQUIVALENTS:
Beginning of the period	28,291	44,198

End of the period	$28,598	$49,015

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Treasury shares tendered to exercise stock options	$323	$231
Declaration of dividends	$5,263	$1,885

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the state of Texas on November 4, 1993 and is located in Coppell, Texas. The Company develops high-quality, proprietary nutritional supplements, topical products, and weight-management products and primarily sells its products through a network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, and Denmark. The Company opened operations in Taiwan in June 2005, began selling its products in Denmark in August 2005 and filed for registration of its products in Germany.

Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the primary purpose of personal consumption or sale to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices for the primary purpose of personal consumption. The Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery, other than usual and customary product returns. Only independent associates are eligible to earn commissions and incentives on their downline growth and sales volume. The Company has eleven wholly-owned subsidiaries; however, only the following subsidiaries are currently active:

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

Reclassification

Prior periods’ construction in progress was separated from property & equipment and commissions payable and taxes payable were separated from accrued expenses on the Consolidated Balance Sheet and in the Statement of Cash Flows, as well as accrued interest related to the note receivable, which was reclassified from an investing activity to an operating activity on the Consolidated Statement of Cash Flows to conform to the Company’s 2005 consolidated financial statement presentation.

Revenue Recognition

The Company’s revenues are primarily derived from sales of its products, sales of starter and renewal packs, and shipping fees. Substantially all of the Company’s product sales are sold to independent associates at published wholesale prices and to members at discounted published retail prices. The Company records a reserve for expected sales returns and refunds based on its historical experience.

The Company defers certain of its revenues and amortizes it over twelve months. Total deferred revenue at December 31, 2004 was $2.3 million and at September 30, 2005 was $4.8 million. Total deferred revenue consisted of i) revenue from customer pack and product sales that were shipped to customers by period end but not received, ii) revenue related to a one-year magazine subscription, and iii) revenue from pack sales when the pack sale price exceeded the estimated wholesale value of all individual components within the pack. At December 31, 2004 and September 30, 2005, deferred revenue related to undelivered shipments was approximately $1.5 million and $4.0 million, respectively. At December 31, 2004 and September 30, 2005, deferred revenue related to a one-year magazine subscription and certain revenues from pack sales was $0.8 million for both periods.

Shipping and Handling Costs

The Company records freight and shipping revenue collected from its customers as revenue. The Company records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses was approximately $3.3 million and $4.7 million for the three months ended September 30, 2004 and 2005, respectively. Total shipping and handling costs included in selling and administrative expenses was approximately $9.6 million and $13.7 million for the nine months ended September 30, 2004 and 2005, respectively.

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

For stock-based compensation issued to nonemployees, the Company is required to follow Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under FAS 123, stock-based compensation to nonemployees is measured at the calculated fair value on the date of grant and recognized in the Consolidated Statements of Operations.

For stock-based compensation issued to employees and board members, the Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations (“APB 25”). Under the recognition and measurement principles of APB 25, the Company does not recognize any compensation expense unless the market price of its common stock on the date of grant exceeds the exercise price on the date of grant. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R “Share-Based Payments” (“FAS 123R”), which is effective for the first annual reporting period beginning after June 15, 2005. Under FAS 123R and beginning on January 1, 2006, the Company will be required to measure and recognize compensation expense related to any unvested stock options previously granted and thereafter recognize compensation expense related to any new stock options granted to its employees and board members using a calculated fair-value based method of accounting. As of September 30, 2005, the Company had 254,036 unvested stock options with an estimated calculated fair-value of approximately $0.7 million and has 435,704 unissued stock options available for grant in the future.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
	(in thousands, except for per share information)
Consolidated net income as reported	$6,829	$8,733	$15,508	$19,212
Add (Subtract): Stock-based employee compensation (income) expense included in reported net income, net of related tax effect (1)	36	(59)	59	(59)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(133)	(178)	(399)	(441)

Pro forma net income	$6,732	$8,496	$15,168	$18,712

Basic Earnings Per Share:
As reported	$0.26	$0.32	$0.59	$0.71

Pro forma	$0.26	$0.32	$0.58	$0.69

Diluted Earnings Per Share:
As reported	$0.25	$0.32	$0.57	$0.69

Pro forma	$0.25	$0.31	$0.55	$0.67

(1)	For the three months ended September 30, 2004 and 2005, the net tax effect was $23 and $37, respectively. For both the nine months ended September 30, 2004 and 2005 the net tax effect was $37, respectively.

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended September 30, 2004 and 2005. At September 30, 2004, none of the Company’s common stock options or warrants were excluded from the diluted EPS calculation. At September 30, 2005, 61,757 of the Company’s common stock options were excluded from the diluted EPS calculation, as their exercise price was greater than the average market price of a share of the Company’s common stock for the period, and as a result, their effect on earnings was antidilutive. The amounts are rounded to the nearest thousand, except for per share amounts.

	2004			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$6,829	26,393	$0.26	$8,733	27,015	$0.32
Effect of dilutive securities:
Stock options	—	970	(0.01)	—	616	—
Warrants	—	97	—	—	107	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$6,829	27,460	$0.25	$8,733	27,738	$0.32

The following data shows the amounts used in computing the Company’s EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the nine months ended September 30, 2004 and 2005. At September 30, 2004, none of the Company’s common stock options or warrants were excluded from the diluted EPS calculation. At September 30, 2005, 61,757 of the Company’s common stock options were excluded from the diluted EPS calculation, as their exercise price was greater than the average market price of a share of the Company’s common stock for the period and as a result their effect on earnings was antidilutive. The amounts are rounded to the nearest thousand, except for per share amounts.

	2004			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$15,508	26,324	$0.59	$19,212	27,065	$0.71
Effect of dilutive securities:
Stock options	—	987	(0.02)	—	724	(0.02)
Warrants	—	96	—	—	110	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$15,508	27,407	$0.57	$19,212	27,899	$0.69

NOTE 2 REPURCHASE OF COMMON STOCK

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, up to 1.3 million shares of its outstanding common stock to help manage any dilutive effects in the open market. As of September 30, 2005, the Company is authorized to purchase up to 719,501 of its common shares in the open market as the Company has repurchased the following number of its common shares in the open market:

Date purchased	Number of common shares purchased in the open market	Approximate cost
May 2005	190,850	$3.0 million
September 2005	182,626	$2.0 million
October 2005	207,023	$2.0 million

Total	580,499	$7.0 milliion

NOTE 3 TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

MannaRelief. The Company’s Chairman and Chief Executive Officer, Samuel L. Caster, founded MannaRelief in 1999 and currently serves as its Chairman. Defined under the Internal Revenue Code, MannaRelief is a 501(c)(3) charitable organization providing services for children. Donald Herndon, who serves as the Company’s Vice President of Field Services, also serves on MannaRelief’s Board of Directors. Mr. Herndon is the brother-in-law to Mr. Caster and is also the brother-in-law to Terry L. Persinger, who serves as the Company’s President, Chief Operating Officer, and is a member of the Company’s Board of Directors.

Historically, the Company has made cash donations to MannaRelief, sold certain of its products to MannaRelief at cost plus shipping and handling charges and shipped products purchased by MannaRelief to their chosen recipients. In addition, certain Company employees and consultants periodically volunteer to work on various fund raising projects and events for MannaRelief at no cost to MannaRelief. The Company intends to continue to support MannaRelief through cash donations and contributions of time and effort from certain employees and consultants.

For the 2005 year, the Company approved cash donations totaling $0.4 million. During the three months ended September 30, 2004 and 2005, the Company sold products to MannaRelief at cost plus shipping and handling of approximately $0.2 million and $0.3 million, respectively, and made cash donations of approximately $0.1 million, respectively, each year. For the nine months ended September 30, 2004 and 2005, the Company sold products to MannaRelief at cost plus shipping and handling of approximately $0.3 million and $1.0 million, respectively, and made cash donations of approximately $0.3 million, respectively, each year. At December 31, 2004 and September 30, 2005, the Company had recorded a receivable due from MannaRelief for purchases of its products totaling $0.2 million and $0.3 million, respectively.

Clinical Study. In June 2004, the Company signed a cancelable three-year research agreement with St. Georges Hospital & Medical School, the employer of Dr. John Axford, who is a member of the Company’s Board of Directors and Chairman of its Science Committee. Pursuant to this research agreement, the Company agreed to fund approximately $0.7 million over three years for this research study. St. George’s Hospital & Medical School is located in London, England where Dr. Axford is the Lead Investigator in the clinical study funded by the Company. This is the second clinical study funded by the Company for St. George’s Hospital & Medical School. For the three and nine months ended September 30, 2004 and September 30, 2005, the Company paid $0.2 million and $0.4 million, respectively, toward this clinical study.

NOTE 4 INVESTMENTS

The Company classifies its investments as available-for-sale. At September 30, 2005, the Company’s investments consisted of the following:

	Amortized cost	Gross unrealized loss	Fair value
	(in thousands)
Federal Home Loan Bank bonds	$4,391	$(435)	$3,956
State or federal agency backed obligations	13,375	—	13,375

Total investments	$17,766	$(435)	$17,331

The Company’s fair values of investments by contractual maturity at December 31, 2004 and September 30, 2005 are as follows:

	December 31, 2004		September 30, 2005
	(in thousands)
Due in one year or less	$1,978	(1)	$3,956
Due between one and five years	1,970		—
Due after ten years	13,125		13,375

	$17,073		$17,331

(1)	At December 31, 2004, this investment would mature in one year with a fair market value of $1,978. However, this investment was subsequently renewed in 2005 and was classified in the Consolidated Balance Sheet as a long-term investment at December 31, 2004.

NOTE 5 INVENTORIES

At December 31, 2004 and September 30, 2005, inventories consisted of the following:

	December 31, 2004	September 30, 2005
	(in thousands)
Raw materials	$1,424	$3,780
Finished goods, less inventory reserves for obsolescence of $217 in 2004 and $113 in 2005	11,733	16,571

	$13,157	$20,351

NOTE 6 COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of foreign currency translation adjustments from its Japan, Republic of Korea, and Taiwan operations, as well as unrealized gains/losses from its investments classified as available-for-sale, net of any related tax effect. Comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in thousands)
Net income	$6,829	$8,733	$15,508	$19,212
Foreign currency translation adjustments	(145)	(301)	(187)	(988)
Unrealized gain (loss) from investments classified as available-for-sale, net of related tax effect(1)	14	2	(20)	5

Comprehensive income	$6,698	$8,434	$15,301	$18,229

(1)	The net tax effect for unrealized gain (loss) from investments for the three months ended September 30, 2004 and 2005 was ($9) and $3, respectively. The net tax effect for unrealized gain (loss) from investments for the nine months ended September 30, 2004 and 2005 was $12 and $5, respectively.

NOTE 7 TAXES

The components of the Company’s income before income taxes are attributable to the following jurisdictions for the three and nine months ended September 30 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
United States	$8,667	$11,179	$19,918	$25,909
Foreign	355	1,786	2,137	4,423

	$9,022	$12,965	$22,055	$30,332

The components of the Company’s income tax provision are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
Current provision:
Federal	$2,586	$1,822	$6,459	$6,745
State	248	193	640	641
Foreign	956	902	1,045	2,367

	$3,790	$2,917	$8,144	$9,753

Deferred provision:
Federal	$600	$1,355	$600	$1,355
State	61	139	61	139
Foreign	(2,258)	(179)	(2,258)	(127)

	(1,597)	1,315	(1,597)	1,367

Income tax expense	$2,193	$4,232	$6,547	$11,120

The Company’s United States federal statutory tax rate and its effective tax rate are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
Federal statutory income taxes	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.0	2.3	2.0
Difference in foreign and United States tax on its foreign operations	10.9	(0.1)	2.2	0.3
Effect of changes in valuation allowance	(23.4)	0.0	(9.6)	0.7
Other	(0.5)	(4.3)	(0.2)	(1.3)

	24.3%	32.6%	29.7%	36.7%

At December 31, 2004, net deferred tax assets (liabilities) primarily consisted of deferred revenue, accrued royalties and expenses, and prepaid expenses, and the difference in depreciation recorded for book and tax purposes. At September 30, 2005, net deferred tax assets (liabilities) primarily consisted of deferred revenue, accrued royalties and expenses, and prepaid expenses, and the difference in depreciation recorded for book and tax purposes. As a result of significant temporary differences that would materially affect the financial statements, in the third quarter, between book and tax treatment of consulting and implementation costs associated with its internally-developed software projects, the Company adjusted its deferred tax assets (liabilities). Net deferred tax assets (liabilities) are classified in the accompanying consolidated financial statements as follows (in thousands):

	December 31, 2004	September 30, 2005
Current deferred tax assets	$1,850	$1,476
Noncurrent deferred tax assets, net of valuation allowance of $0.1 million and $0.3 million, respectively	1,003	94
Noncurrent deferred tax liabilities	(4)	(200)

Net deferred tax assets	$2,849	$1,370

NOTE 8 COMMITMENTS AND CONTINGENCIES

Royalty and Consulting Agreements

On August 7, 2005, the two year employment agreement with Dr. Bill McAnalley, who served as the Company’s Chief Science Officer, expired and following which the Company entered into a Release Agreement and a one-year Consulting Agreement, in which the Company is required to pay Dr. McAnalley a total of $0.9 million. As of September 30, 2005 the Company had paid Dr. McAnalley $0.2 million in connection with Dr. McAnalley’s service provided under this Consulting Agreement.

In August 2003, the Company entered into a Royalty Agreement with Dr. McAnalley. The Company agreed to pay Dr. McAnalley the greater of his annual royalties or an annual executive bonus while employed by the Company. Under this agreement, Dr. McAnalley was paid an annual royalty of three tenths of one percent (0.003) of the calculated incremental net products sold per year. This Royalty Agreement ended in August 2005, when Dr. McAnalley’s employment agreement expired. For the nine months ended September 30, 2004, the Company accrued $0.2 million, and for the nine months ended September 30, 2005, the Company accrued and paid Dr. McAnalley $0.3 million related to this Royalty Agreement.

In August 2003, the Company also entered into a Long-Term Post-Employment Royalty Agreement with Dr. McAnalley, pursuant to which the Company is required to pay Dr. McAnalley or his heirs royalties for ten years, beginning September 2005 through September 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales, by the Company, in excess of $105.4 million. At the time the Company entered into this Long-Term Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit, and recognize it over the life of Dr. McAnalley’s employment agreement. As of December 31, 2004, the Company accrued a long-term liability related to this Royalty Agreement of $1.7 million and as of September 30, 2005, the Company accrued $4.2 million related to this Royalty Agreement, of which $0.7 million is accrued in accrued expenses.

Letter of Credit

The Company offers an annual travel incentive for its independent associates who qualify for the Company’s annual travel incentive. Part of the 2006 travel incentive is planned as a cruise on a Royal Caribbean Cruise ship for its US and Canada associates. Royal Caribbean requires its customers to obtain a letter of credit that is collateralized by cash. As a result, the Company obtained a letter of credit and restricted cash of $2.5 million related to its 2006 annual travel incentive.

Employment Agreements

In September 2005, the Company entered into a two-year Employment Agreement with Dr. Robert Sinnott, its new Chief Science Officer and Vice President of Research & Development. Under the terms of the Employment Agreement, Dr. Sinnott will be paid an annual salary of $260,000 and receive various benefits afforded to other executives and on August 31, 2005, Dr. Sinnott was granted 25,000 of the Company’s stock options at an exercise price of $12.44 per share, which will vest over 3 years.

Purchase Commitment

In September 2005, the Company entered into a one-time purchase commitment with a vendor to purchase 100,000 of its magazines in April 2006 for $0.4 million. The Company intends to sell this magazine as a promotional item to its independent associates.

Lease Commitments

In September 2005, the Company renewed its United States corporate and distribution building leases. Under the ten year renewed lease agreements, which will begin January 2007, the Company will pay and estimated $7.7 million.

NOTE 9 LITIGATION

On September 19, 2005, the Court dismissed the lawsuit filed in the Superior Court of California, County of Los Angeles by Ms. Chie Sasaki against the Company, its Chief Executive Officer, Mr. Samuel Caster, and Ms. Victoria Arcadi, an independent associate. The lawsuit alleged intentional and negligent infliction of emotional distress, intentional and negligent misrepresentation, invasion of privacy, and unfair competition based on the publication of photographs of Ms. Sasaki’s son by one of the Company’s independent associates. The Company paid $750,000 as part of a confidential settlement and release and agreed to cease all references to the Sasaki child.

The Company has been sued in two securities class action lawsuits in the United States District Court for the District of New Mexico. The allegations in these class action lawsuits are substantively identical to those in the securities class action lawsuit filed by Mr. Jonathan Crowell on August 1, 2005, which was identified and described in the Company’s Form 10-Q for the second quarter of 2005 filed with the SEC on August 9, 2005. First, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against the Company, Mr. Samuel L. Caster, its Chief Executive Officer, Mr. Terry L. Persinger, its President and Chief Operating Officer, and Mr. Stephen D. Fenstermacher, its Chief Financial Officer. Second, on September 5, 2005, Mr. Michael Bruce Zeller filed a class action lawsuit against the Company, Mr. Caster, Mr. Persinger, and Mr. Fenstermacher.

On October 17, 2005, a motion was filed in each class action lawsuit by the plaintiffs’ counsel in the Crowell class action lawsuit to consolidate the three class action lawsuits and to appoint Mr. Austin Chang, Mr. Roger L. Sanford, Scalion Pty Ltd, and Mr. Michael D. Martin as lead plaintiffs. The motion also requests the appointment of the law firms Murry, Frank & Sailer, LLP and Glancy, Binkow & Goldberg, LLP as co-lead counsel, and Ron Bell & Associates as liaison counsel, for the putative class. On November 4, 2005, the court granted leave for this motion to be withdrawn.

On October 17, 2005, a motion was also filed in each class action lawsuit by plaintiffs’ counsel in the McMurry lawsuit to appoint Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John C. Ogden, and Plumbers and Pipefitters Local 51 Pension Fund as lead plaintiffs. The motion also requests the appointment of the law firm Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP as lead counsel, and Freedman, Boyd, Daniels, Hollander & Goldberg, P.A. as liaison counsel, for the putative class.

The Company has also learned that a shareholder derivative lawsuit was filed by Norma Middleton, Derivatively and on Behalf of Nominal Defendant, the Company, Inc., v. Samuel L. Caster, Terry L. Persinger, Donald A. Buchholz, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, and Patricia A. Wier, in the United States District Court for the Northern District of Texas, Dallas Division, on October 18, 2005. The shareholder derivative proceeding makes allegations similar to the allegations of the shareholder class action litigation described above. The Company has also received two additional letters from shareholders making similar allegations, which letters are a prelude to instituting derivative litigation. The Company’s independent Directors have appointed a Special Litigation Committee to review these matters and determine the Company’s response.

In response to these actions, the Company believes it has retained experienced securities litigation counsel to vigorously defend itself and its officers. The Company also believes that this type of litigation is inherently unpredictable; however, when faced with several class action complaints making similar allegations, the courts frequently consolidate such cases. It should also be noted that a court must certify a class before a case can proceed as a class action lawsuit and that determination has not been made in any of these cases. Plaintiffs in each of these actions are seeking an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees. The Company believes these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with any of these above mentioned securities lawsuits.

On July 8, 2005, the Australian Therapeutic Goods Administration (“TGA”) notified the Company regarding a new complaint made by an Australian independent associate related to certain therapeutic claims to promote the Company’s products. In response to this complaint, the Company conducted an investigation and disciplined its independent associate, including plans for continuing education and compliance training and notified the TGA of its actions and is awaiting a response from the TGA.

The Company also has several pending claims incurred in the normal course of business. In the opinion of management, such claims can be resolved without any material affect on the Company’s consolidated financial condition, results of operations, or its cash flows.

The Company maintains certain liability insurance, in amounts management believes are adequate. However, certain costs of defending lawsuits against the Company, such as those below the insurance deductible amount, are not covered by or only partially covered by the Company’s insurance policies, and the Company’s insurance carriers could refuse to cover certain of these claims in whole or in part.

NOTE 10 RECENT ACCOUNTING PRONOUNCEMENTS

FAS 123R. In December 2004, FASB issued FAS 123R, which replaces FAS 123 and supersedes APB 25. FAS 123R requires a company to recognize compensation cost related to share-based payment transactions in its financial statements. The compensation expense should be measured based on the estimated fair value of the equity or liability instruments issued. The provisions of APB 25 and FAS 123 remain in effect until the provisions of FAS 123R are adopted. FAS 123R is effective for the first annual reporting period beginning after June 15, 2005. The Company is still evaluating the impact of adopting FAS 123R on its consolidated financial position and results of operations, but believes the estimated impact on adopting FAS 123R on its consolidated financial position and results of operations for existing stock options outstanding will be approximately $0.4 million in 2006, $0.2 million in 2007, and $0.1 million in 2008.

Note 11 SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single independent associate has ever accounted for more than 10% of its total sales.

The Company aggregates all of its operating units because it operates as a single reportable segment as a seller of nutritional supplements through its network-marketing distribution channels operating in nine different countries. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells similar packs and products and possesses similar economic characteristics such as similar selling prices and gross margins.

The Company has six active subsidiaries that operate in 6 physical locations and sells its products in 9 different countries around the world. The six physical locations include the United States, Australia, the United Kingdom, Japan, the Republic of Korea, and Taiwan. Each of the Company’s physical locations service different geographical areas. The United States parent processes orders for Canada, but products and packs sold in Canada are shipped through a third party distribution facility located in Canada. The Company’s Australian location processes orders for both Australia and New Zealand but the orders are shipped for Australia and New Zealand through a third party distribution facility located in Australia. The Company’s United Kingdom location processes and ships orders for the United Kingdom and on August 1, 2005, began processing and shipping orders for Denmark.

All of Mannatech’s eight subsidiaries are fully operating subsidiaries, except for Australia, and the United Kingdom. The Company’s Australian, and the United Kingdom subsidiaries operate as limited-risk service providers, which are responsible for providing management, marketing and administrative services, processing and shipping orders, and paying the related cost of sales and commissions for its processed orders on behalf of its parent operating in the United States. For these services, the limited-risk service providers are paid a management fee from its United States parent, which is eliminated in its consolidated financial statements. In addition to the processing and shipping of orders in the United States and Canada, the United States parent collects and records all revenue from orders processed by its limited-risk service providers, records all cost of sales and commissions by its limited-risk service providers, and has title to all of the inventory located at its limited-risk service providers.

For geographical purposes, consolidated net sales by location along with pack and product information for the three and nine months ended September 30, 2004 and 2005, respectively, are as follows:

	Three months ended September 30,				Nine months ended September 30,
	2004		2005		2004		2005
	(in millions)				(in millions)
United States	$51.3	66.1%	$66.5	66.3%	$137.6	65.4%	$192.3	66.8%
Canada	5.6	7.2%	7.0	7.0%	16.1	7.7%	20.9	7.3%
Australia	8.0	10.3%	9.3	9.3%	21.8	10.4%	26.3	9.1%
United Kingdom	2.6	3.3%	2.1	2.1%	8.0	3.8%	6.9	2.4%
Japan	6.5	8.4%	9.1	9.1%	17.4	8.3%	25.9	9.0%
New Zealand	3.4	4.4%	3.7	3.7%	9.1	4.3%	11.3	3.9%
Republic of Korea	0.2	0.3%	1.5	1.5%	0.2	0.1%	2.9	1.0%
Taiwan*	—	— %	0.9	0.9%	—	— %	1.3	0.5%
Denmark**	—	— %	0.1	0.1%	—	— %	0.1	0.0%

Totals	$77.6	100%	$100.2	100%	$210.2	100%	$287.9	100%

*	Taiwan began its operations in June 2005.
**	United Kingdom began selling products in Denmark in August 2005.

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in millions)		(in millions)
Consolidated Product sales	$53.3	$72.5	$148.1	$208.2
Consolidated Pack sales	19.6	22.5	52.6	69.0
Consolidated Other, including freight	4.7	5.2	9.5	10.7

Total	$77.6	$100.2	$210.2	$287.9

Canada, New Zealand, and Denmark operate through offices in the United States, Australia, and the United Kingdom, respectively. Long-lived assets, defined as property and equipment and construction in progress, by geographical location are as follows:

	December 31, 2004	September 30, 2005
	(in millions)
Country
Australia	$0.3	$0.2
Japan	0.6	0.4
Republic of Korea	0.7	0.6
Taiwan*	—	0.4
United Kingdom	0.4	0.4
United States	8.0	14.3

	$10.0	$16.3

*	Taiwan began operations in June 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of Mannatech’s consolidated financial position and its results of operations for the three and nine months ended September 30, 2005 as compared to the same periods in 2004. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Company Overview

Since November 1993, Mannatech has developed innovative, high-quality, proprietary nutritional supplements, topical and weight-management products that are sold by independent associates operating in a global network-marketing system throughout the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, and beginning in August 2005, Denmark. Mannatech has also filed for registration of its products in Germany. Denmark is serviced by Mannatech’s United Kingdom subsidiary, which also will service Germany. Mannatech’s New Zealand operation is serviced by Mannatech’s Australian subsidiary. As previously discussed in the consolidated financial statements footnotes, Mannatech’s Australian and United Kingdom subsidiaries operate as limited-risk service providers for its United States parent. As limited-risk service providers, its parent owns all of the limited-risk service provider’s sales and inventory, and is responsible for accruing all of the limited-risk service provider’s commissions and cost of sales, as well as paying its limited-risk service providers a management fee for processing and shipping orders in Australia, New Zealand, and the United Kingdom.

Mannatech operates as a single segment and primarily sells its products through a network of approximately 470,000 independent associates and members who have purchased Mannatech’s packs and products within the last 12 months, which are referred to herein as current independent associates and members. As of September 30, 2005, Mannatech sells its nutritional supplements through its network-marketing distribution channels operating in nine different countries. Mannatech’s management reviews and analyzes its net sales by geographical location and further analyzes its net sales by packs and products. Each of Mannatech’s subsidiaries sell the same type of products and possess similar economic characteristics, such as similar selling prices and gross margins.

Overall, for the nine months ended September 30, 2005, consolidated net sales increased $77.7 million, or 37.0%, to $287.9 million as compared to $210.2 million for the same period in 2004. For the three months ended September 30, 2005, Mannatech’s foreign operations accounted for approximately 33.7% of its consolidated net sales, whereas for the same period in 2004, Mannatech’s foreign operations accounted for 33.9% of its consolidated net sales. For the nine months ended September 30, 2005, Mannatech’s foreign operations accounted for approximately 33.2% of its consolidated net sales, whereas for the same period in 2004, Mannatech’s foreign operations accounted for 34.6% of its consolidated net sales. Consolidated net sales, by geographical location, in dollars and as a percentage of consolidated net sales for the three and nine months ended September 30, 2004 and 2005, are as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	Three months ended September 30,				Nine months ended September 30,
	2004		2005		2004		2005
	(in millions)				(in millions)
United States	$51.3	66.1%	$66.5	66.3%	$137.6	65.4%	$192.3	66.8%
Canada	5.6	7.2%	7.0	7.0%	16.1	7.7%	20.9	7.3%
Australia	8.0	10.3%	9.3	9.3%	21.8	10.4%	26.3	9.1%
United Kingdom	2.6	3.3%	2.1	2.1%	8.0	3.8%	6.9	2.4%
Japan	6.5	8.4%	9.1	9.1%	17.4	8.3%	25.9	9.0%
New Zealand	3.4	4.4%	3.7	3.7%	9.1	4.3%	11.3	3.9%
Republic of Korea	0.2	0.3%	1.5	1.5%	0.2	0.1%	2.9	1.0%
Taiwan*	—	—%	0.9	0.9%	—	—%	1.3	0.5%
Denmark**	—	—%	0.1	0.1%	—	—%	0.1	0.0%

Totals	$77.6	100%	$100.2	100%	$210.2	100%	$287.9	100%

*	Taiwan began operations in June 2005.
**	United Kingdom began selling products in Denmark in August 2005.

Mannatech derives its revenues from sales of its products, sales of its starter and renewal packs, and from shipping fees collected from its customers. In August 2005, Mannatech increased its shipping fees charged to its customers due to an increase in shipping rates charged to Mannatech. Mannatech defers the recognition of its product and pack revenues until its customers receive their shipments. Substantially all of its product sales are sold either to independent associates at published wholesale prices or to members at discounted published retail prices. Mannatech has no involvement in its products after delivery to its customers other than usual and customary product returns.

Mannatech’s net sales for the nine months ended September 30, 2005 increased by $77.7 million, or 37.0%, as compared to the same period in 2004. The increase in net sales can be attributed to the following:

•	increasing the number of current independent associates and members who purchased packs and products by 37.4%, or 128,000, to 470,000 as of September 30, 2005 as compared to 342,000 as of September 30, 2004;

•	increasing net sales by $1.4 million related to the expansion of its operations into Taiwan in June 2005 and into Denmark in August 2005;

•	increasing net sales by $0.2 million related to increasing some of its shipping fees charged to its customers beginning in August 2005;

•	registering its product Ambrotose AO® in its international markets; and

•	introducing three new products in the last 12 months including its Advanced Ambrotose™ in March 2005.

Mannatech believes its future success of increasing its net sales is dependent on the following:

•	continuing to attract new and retain existing independent associates by introducing new incentives;

•	continuing its product development strategy, which includes regularly enhancing its existing proprietary products to ensure the highest quality ingredients and state of the art formulas;

•	planning new product launches; and

•	continuing its plans for international expansion, including registration of its products in Germany.

Mannatech’s cost of sales and commissions are primarily variable in nature and dependent on the volume of net sales. As a percentage of net sales, together, Mannatech’s cost of sales and commissions have remained constant at approximately 60% of its consolidated net sales.

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Mannatech reviews its policies related to the portrayal of its consolidated financial condition and consolidated results of operations that require the application of significant judgment by Mannatech’s management. Mannatech also analyzes the need for certain estimates, including the need for such items as inventory reserves, capitalization of software development, tax valuation allowances, revenue recognition, accounting for stock based compensation and warrants, and contingencies and litigation. Mannatech estimates are based on its historical experience, industry standards, and various other assumptions that management believes are applicable and reasonable under the circumstances. Mannatech cautions readers that actual results could differ from its estimates under different assumptions or conditions and if circumstances change relating to the various assumptions or conditions used in its estimates, Mannatech could experience an adverse effect on its consolidated financial condition, changes in its consolidated financial condition and/or consolidated results of operations. As a result, Mannatech has identified the following applicable critical accounting policies and estimates as of September 30, 2005:

Inventory Reserves

Mannatech reviews its inventory carrying value and compares it to the fair market value and any inventory value in excess of its estimated fair market value is written down. In addition, Mannatech reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Mannatech’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. In the future, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. Mannatech’s inventory value at September 30, 2005 was $20.4 million, which includes an inventory reserve of approximately $0.1 million.

Software Capitalization

During 2004, Mannatech began the development and/or configuration of several large-scaled information technology projects that are intended to increase functionality of its operations and expand its reporting capabilities, herein referred to as internally-developed software projects. Internally-developed software projects included the establishment of a comprehensive Japanese e-commerce system, translation and application development of its Republic of Korea computer application software, and configuration of its global re-architecture project that utilizes PeopleSoft® Enterprise One system, herein referred to as the Oracle/JD Edwards Enterprise One fully-integrated system.

Mannatech amortizes its capitalized internally-developed software costs over the estimated useful life of the software application, which is either three or five years. If accounting standards change or if the capitalized software becomes obsolete, Mannatech may be required to write-off its unamortized capitalized software or accelerate its amortization period. As of September 30, 2005, Mannatech had approximately $8.6 million of unamortized capitalized software development costs included in property and equipment and construction in progress.

Tax Valuation Allowances

Mannatech evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. If Mannatech is unable to realize the expected future benefits of its deferred tax assets, it is required to provide an additional valuation allowance. As of September 30, 2005, Mannatech’s net deferred tax assets were approximately $1.4 million, which includes a valuation allowance of approximately $0.3 million related to deferred tax assets for both of its operations in Taiwan and the Republic of Korea.

Revenue Recognition and Deferred Revenues

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

Accounting for Stock-Based Compensation

Currently, Mannatech follows APB 25 and its related interpretations to account for stock options granted to its employees and board members. Under the recognition and measurement principles of APB 25, Mannatech is not required to recognize any compensation expense unless the market price of the stock exceeds the exercise price on the date of grant or the terms of the grant are subsequently modified. In December 2004, the Financial Accounting Standards Board issued FAS 123R, which is effective for the first annual reporting period beginning after June 15, 2005. Under FAS 123R, Mannatech will be required to measure and recognize compensation expense related to any unvested stock options granted and for all new stock options granted to its employees and board members. After adopting FAS 123R, Mannatech will be required to calculate its compensation expense based on the number of options expected to vest and recognize the compensation expense in its consolidated results of operations over the stock options’ vesting period, which could have a material effect on Mannatech’s future consolidated results of operations. As of September 30, 2005, Mannatech had 254,036 unvested stock options outstanding with a fair value of approximately $0.7 million. In addition, Mannatech has 435,704 stock options available to grant in the future. Mannatech is currently evaluating the impact of adopting FAS 123R on its consolidated financial condition and its consolidated results of operations but believes the estimated impact on its consolidated financial position and results of operations for existing stock options outstanding will be approximately $0.4 million in 2006, $0.2 million in 2007, and $0.1 million in 2008.

Contingencies and Litigation

Each quarter, Mannatech evaluates the need to accrue for legal claims or assessments. The accrual evaluation is based upon the estimated dollar amount of damages and the probability of losing any threatened legal claim. If circumstances change or if Mannatech experiences an adverse outcome of any legal action it would be required to increase the estimated amount accrued related to any potential legal action.

Results of Operations

The following table summarizes Mannatech’s consolidated operating results as a percentage of net sales for each of the three and nine months ended September 30, 2004 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	15.4	14.4	15.2	15.0
Commissions and incentives	44.7	44.3	45.0	44.9

	60.1	58.7	60.2	59.9

Gross profit	39.9	41.3	39.8	40.1

Operating expenses:
Selling and administrative expenses	15.8	16.1	17.2	16.9
Other operating costs	12.4	12.4	11.8	12.7

Income from operations	11.7	12.8	10.8	10.5
Interest income	0.2	0.5	0.2	0.4
Other expense, net	(0.3)	(0.3)	(0.5)	(0.4)

Income before income taxes	11.6	13.0	10.5	10.5
Income taxes	(2.8)	(4.3)	(3.1)	(3.8)

Net income	8.8%	8.7%	7.4%	6.7%

Three and nine months ended September 30, 2005 compared with the same periods in 2004

Net Sales

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2004	2005	2005 over 2004	2004	2005	2005 over 2004
	(in millions)			(in millions)
Product sales	$53.3	$72.5	36.0%	$148.1	$208.2	40.6%
Pack sales	19.6	22.5	14.8%	52.6	69.0	31.2%
Other, including freight	4.7	5.2	10.6%	9.5	10.7	12.6%

Total net sales	$77.6	$100.2	29.1%	$210.2	$287.9	37.0%

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

Pack Sales

Mannatech sells starter packs to its independent associates. Depending on the type of pack purchased, a starter pack may include certain of Mannatech’s products, certain promotional and educational information, policy and procedures, and entitles the independent associate to purchase Mannatech’s products at wholesale prices. If the independent associate is considered a business-builder, the independent associate has purchased one of the business-building packs and is required to buy a renewal pack each year. Independent associates can also purchase upgrade packs, which entitles the independent associate to additional promotional materials and commission levels.

For the third quarter of 2005, Mannatech’s quarterly pack sales increased due to the positive response to the launch of its annual travel incentive in March 2005, which fostered an increase of 56,000 new independent associates purchasing packs during the period July 1, 2005 to September 30, 2005 and added to the total increase of 219,000 new independent associates and members purchasing products and/or packs during the period from October 1, 2004 to September 30, 2005.

The total new independent associates purchasing packs during the period July 1, 2004 to September 30, 2004 was 46,000, which added to the increase of 162,000 of new independent associates and members purchasing products and/or packs during the period October 1, 2003 to September 30, 2004.

The number of new and continuing independent associates and members who purchased Mannatech’s products and/or packs during the 12-months ended September 30, 2004 and 2005 are as follows:

	For the twelve months ended September 30,
Independent Associates and Members	2004		2005
New	162,000	47.3%	219,000	46.6%
Continuing	180,000	52.7%	251,000	53.4%

Total	342,000	100.0%	470,000	100.0%

Pack sales consist of pack sales to new independent associates and pack sales for renewals and upgrades sold to existing independent associates. For the three months ended September 30, 2005, pack sales increased by $2.9 million, or 14.8%, to $22.5 million as compared to $19.6 million for the same period in 2004. For the nine months ended September 30, 2005, pack sales increased by $16.4 million, or 31.2%, to $69.0 million as compared to $52.6 million for the same period in 2004. The increase in overall pack sales primarily related to an increase in the number of independent associates purchasing packs.

For the three months ended September 30, 2005, new independent associates purchasing packs increased total pack sales by $1.6 million, or 11.3%, to $15.7 million as compared to $14.1 million in the same period in 2004. For the nine months ended September 30, 2005, new independent associates purchasing packs increased total pack sales by $11.6 million, or 31.4%, to $48.6 million as compared to $37.0 million in the same period in 2004. Mannatech believes the increase in the number of new independent associates over the past few years resulted from expansion into new countries, the introduction of new products, and the introduction of new incentives and contests.

For the three months ended September 30, 2005, total pack sales for renewal and upgrade packs from associates purchasing business-building packs increased by $1.3 million, or 23.6%, to $6.8 million as compared to $5.5 million for the same period in 2004. For the nine months ended September 30, 2005, total packs sales for renewal and upgrade packs from business-building independent associates increased by $4.8 million, or 30.8%, to $20.4 million as compared to $15.6 million for the same period in 2004. Mannatech believes the increase in the number of renewal and upgrade packs sold to existing associates is the result of retaining more business-building independent associates by implementing changes to its global associate career and compensation plan in late 2002 and 2003, as well as offering contests and travel incentives, including its annual travel incentive, which usually runs from late winter through mid-summer.

Product Sales

Overall, Mannatech’s product sales continued to grow for both the three and the nine months ended September 30, 2005 as compared to the same periods in 2004. The primary reason for product sales growth is the increase in the number of independent associates and members purchasing Mannatech’s products and the introduction of three new products.

For the three months ended September 30, 2005, new product sales accounted for $16.7 million of the total $19.2 million increase in product net sales. For the nine months ended September 30, 2005, new products sales were $30.8 million of the total $60.1 million increase in product net sales. New product sales were comprised of net sales of Mannatech’s Advanced Ambrotose™, Advanced Plus, and its Wellness Water Bottle. For the remainder of 2005, Mannatech plans to introduce Advanced Ambrotose™ in a capsule form and continue its research in developing certain skin care products.

For the three months ended September 30, 2005, existing product sales increased by $2.5 million, or 4.7%, to $55.8 million as compared to $53.3 million for the same period in 2004. For the nine months ended September 30, 2005, existing product sales increased by $29.3 million, or 19.8%, to $177.4 million as compared to $148.1 million for the same period in 2004. The increase in Mannatech’s existing product sales related to $0.4 million of product sales recorded in the third quarter of 2005 associated with opening operations in Taiwan and selling products in Denmark, as well as the continued increase in the number of new and existing independent associates and members purchasing Mannatech’s products as compared to prior periods.

Other Sales

Other sales primarily consist of the following:

•	freight revenue charged to Mannatech’s independent associates and members;

•	sales of promotional materials;

•	training fees;

•	monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database that helps stimulate product sales and simplify enrollment;

•	a reserve for estimated sales refunds and returns; and

•	the change in deferred revenue that primarily pertains to the timing of recognition of Mannatech’s revenue for pack and product shipments.

For the three months ended September 30, 2005, other sales increased by $0.5 million to $5.2 million from $4.7 million for the same period in 2004. The increase in other sales primarily related to an increase of $1.2 million in freight collected from customers, including $0.3 million related to an increase in freight charged to its customers implemented in August 2005 related to an increase in cost to Mannatech. In addition, other sales increased by $0.3 million related to the introduction of a training DVD. This increase was partially offset by a decrease of $1.0 million related to the change in deferred revenue associated with the timing of when orders were shipped and received by Mannatech’s customers.

For the nine months ended September 30, 2005, other sales increased by $1.2 million to $10.7 million from $9.5 million for the same period in 2004. The increase in other sales primarily related to an increase of $3.3 million in freight collected from customers, including $0.3 million related to an increase in freight charged to its customers implemented in August 2005. The increase also includes an increase of $0.3 million in promotional materials related to the introduction of a training DVD. These increases were partially offset by a decrease of $2.4 million in deferred revenue related to the change in deferred revenue associated with the timing of when orders were shipped and received by Mannatech’s customers.

Cost of Sales

Cost of sales consists of products purchased from third-party manufacturers, costs of promotional materials sold to Mannatech’s independent associates, in-bound freight, and provisions for slow-moving or obsolete inventories. Mannatech’s cost of sales as a percentage of net sales is affected by the mix of products and packs sold because product sales have higher gross margins than its pack sales. Mannatech’s sales mix can be influenced by any of the following:

•	changes in its sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products; and

•	changes in Mannatech’s commissions and incentives programs.

For the three months ended September 30, 2005, cost of sales increased by $2.6 million, or 21.8%, to $14.5 million from $11.9 million from the same period in 2004. For the nine months ended September 30, 2005, cost of sales increased by $11.3 million, or 35.4%, to $43.2 million from $31.9 million for the same period in 2004. The increase primarily related to the increase in net sales and the mix of packs and products sold.

For the three months ended September 30, 2005, cost of sales as a percentage of net sales decreased to 14.4% as compared to 15.4% for the same period in 2004. For the nine months ended September 30, 2005, cost of sales as a percentage of net sales decreased to 15.0% as compared to 15.2% for the same period in 2004. The decreases primarily related to operational efficiencies achieved by using more economical product components.

Commissions and Incentives

Commissions and incentives are dependent on the sales mix and types of incentives offered. Mannatech believes it can continue to successfully operate with commissions and incentives in the range of 41% to 46% of its total consolidated net sales. Commissions and incentives are earned by Mannatech’s independent associates in accordance with its global associate career and compensation plan and are calculated using commissionable net sales. Commissionable net sales consist of finished products and pack sales. Mannatech’s commissions and incentives programs calculate commissions and incentives based on the following criteria:

•	an associate’s earned placement and position within Mannatech’s overall global career and compensation plan;

•	the volume of an associate’s direct and indirect commissionable sales; and

•	achievement of certain sales levels.

Mannatech’s unique global associate career and compensation plan allows new and existing independent associates to build their individual global networks by expanding their existing downlines into international markets rather than requiring independent associates to establish new downlines to qualify for commissions and incentives within each new country.

Since 2002, Mannatech has offered various travel incentives and contests that are designed to stimulate both its pack and product sales. The costs of the incentives are accrued over the qualification time period, which was from mid-March 2005 to mid-July 2005. In March 2005, Mannatech announced its 2005 travel incentive contest and anticipates the cost of the trip incentive to be approximately $3.9 million, which will include approximately 1,300 qualifiers. However, the 2005 travel incentive for its US and Canada independent associates has been postponed because the accommodations were heavily damaged by hurricane Wilma. In addition, Mannatech accrued $0.6 million for its car bonus incentive program offered to some of its highest level associates based on certain qualifications and sales levels. Mannatech’s 2004 travel incentive contest had approximately 1,200 associates qualify for its 5-day cruise for two in the Caribbean at a total cost of $2.9 million.

Commissions and incentives include both commissions related to commissionable net sales and various incentives, including an annual travel incentive and a car bonus program. For the three months ended September 30, 2005, the combined expenses of commissions and incentives increased by $9.7 million, or 28.0%, to $44.4 million as compared to $34.7 million for the same period in 2004. For the nine months ended September 30, 2005, combined expenses of commissions and incentives increased by $34.6 million, or 36.5%, to $129.3 million as compared to $94.7 million for the same period in 2004. The increase in the combined expenses of commissions and incentives related to the increase in commissionable net sales and the increase in the overall expected costs of travel incentives.

For the three months ended September 30, 2005, combined expenses of commissions and incentives as a percentage of net sales decreased to 44.3% as compared to 44.7% for the same period in 2004. For the nine months ended September 30, 2005, combined expenses of commissions and incentives as a percentage of net sales decreased to 44.9% as compared to 45.0% for the same period in 2004. The combined expenses of commissions and incentives as a percentage of net sales decreased for both the three months and the nine months ended September 30, 2005 as compared to 2004 as a result of a change in the mix of commissionable net sales partially offset by the increase in incentive expense.

Commissions

For the three months ended September 30, 2005, commissions increased by 31.0%, or $10.4 million, to $43.9 million as compared to $33.5 million for the same period in 2004. For the nine months ended September 30, 2005, commissions increased by 37.3%, or $33.9 million, to $124.7 million as compared to $90.8 million for the same period in 2004. Mannatech attributes these increases in commissions in response to its 2005 annual travel incentive and car bonus programs, an increase in the volume of commissionable net sales, and an increase in the number of new and continuing independent associates who qualify for commissions.

For the three months ended September 30, 2005, commissions as a percentage of net sales increased to 43.8% from 43.1% for the same period in 2004. For the nine months ended September 30, 2005, commissions as a percentage of net sales increased to 43.3% from 43.2% for the same period in 2004. Mannatech attributes the change in commissions as a percentage of net sales to the change in mix of commissionable net sales and the successful response to its incentive programs offered to its independent associates.

Incentives

For the three months ended September 30, 2005, the cost of incentives decreased by 58.3%, or $0.7 million, to $0.5 million as compared to $1.2 million for the same period in 2004. Mannatech accrues its incentive expenses over the qualification period. Therefore the decrease in incentive expenses for the third quarter of 2005 as compared to 2004 was the result of the timing of the incentive qualification period. In 2005, the incentive qualification period ended in mid-July as compared to 2004 when the incentive qualification period ended in mid-August.

For the nine months ended September 30, 2005, the cost of incentives increased by 17.9%, or $0.7 million, to $4.6 million as compared to $3.9 million for the same period in 2004. The dollar increase in incentives related to the increase in accrued costs related to the projected number of independent associates expected to qualify for its 2005 travel incentive as compared to the number of independent associates who qualified for its 2004 travel incentive. In addition, during the nine months ended September 30, 2005, the costs of incentives increased by $0.6 million related to the accrual of the car bonus incentive program for its highest business-building associates.

For the three months ended September 30, 2005, incentives as a percentage of net sales decreased to 0.5% as compared to 1.6% for the same period in 2004, which related to the timing of the qualification period. For the nine months ended September 30, 2005, incentives as a percentage of net sales decreased to 1.6% as compared to 1.8% for the same period in 2004, which related to increase in the volume of net sales.

Gross Profit

Overall, the dollar increase in gross profit for both the three months ended September 30, 2005 and the nine months ended September 30, 2005 as compared to the same periods in 2004 was the result of an increase in net sales related to the introduction of new products, opening operations in Taiwan and selling its packs and products in Denmark, a shift in mix between packs and product sales, and the increase in the number of independent associates and members purchasing products and/or packs. Incentive costs increased as a result of an increase in the number of independent associates expected to qualify for the travel incentive and an accrual of $0.6 million for a car bonus incentive program for its highest business-building associates.

Gross profit as a percentage of net sales for the three months ended September 30, 2005 increased to 41.3% as compared to 39.9% for the same period in 2004. Gross profit as a percentage of net sales for the nine months ended September 30, 2005 increased to 40.1% as compared to 39.8% for the same period in 2004. The increases in gross profit as a percentage of net sales was the result of gaining certain operational efficiencies in cost of sales achieved by using more economical product components.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses and consist of compensation and benefits for employees, expenses related to temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and hosting Mannatech’s corporate-sponsored events.

For the three months ended September 30, 2005, selling and administrative expenses increased $3.8 million, or 30.9%, to $16.1 million as compared to $12.3 million in 2004. As a percentage of net sales, selling and administrative expenses increased to 16.1% for the three months ended September 30, 2005 as compared to 15.8% for the same period in 2004. The dollar increase in selling and administrative expenses primarily consists of the following:

•	an increase of $1.9 million related to compensation-related costs to support recent sales growth. The $1.9 million in compensation-related costs included a $1.7 million increase in payroll and payroll related costs from adding additional employees, a $0.5 million increase in temporary labor costs, and a $0.5 million increase in contractor and training fees related to non-capitalizable costs related to its internal software projects including its Oracle/JD Edwards Enterprise One fully-integrated computer system. These increases were partially offset by a decrease of $0.8 million in corporate bonuses;

•	an increase of $1.3 million related to an increase in freight out and third party warehouse costs related to an increase in fuel costs from transportation vendors, as well as an increase in net sales; and

•	an increase of $0.6 million in marketing expenses related to incurring pre-opening costs associated with opening operations in Taiwan and additional costs associated with increased attendance at Mannatech’s corporate-sponsored events.

For the nine months ended September 30, 2005, selling and administrative expenses increased $12.5 million, or 34.6%, to $48.6 million as compared to $36.1 million in 2004. For the nine months ended September 30, 2005, selling and administrative expenses as a percentage of net sales decreased to 16.9% as compared to 17.2% for the same period in 2004. The percentage of net sales decrease was the result of reducing certain compensation costs and capitalizing certain payroll and contracting fees associated with its internally-developed software projects. The dollar increase in selling and administrative expenses primarily consists of the following:

•	an increase of $6.7 million related to an increase in compensation related costs to support recent sales growth. The $6.7 million in compensation-related costs included a $6.1 million increase in payroll and payroll related costs from adding additional employees, a $1.0 million increase in temporary labor costs to support recent sales growth, and a $0.8 million increase in contractor and training fees related to certain non-capitalizable costs related to its Oracle/JD Edwards Enterprise One fully-integrated computer system. These increases were partially offset by a decrease of $1.2 million in corporate bonuses;

•	an increase of $4.0 million related to freight out and third party warehouse costs, which was associated with an increase in net sales, as well as an increase in fuel costs from transportation vendors; and

•	an increase of $1.8 million in marketing expenses related to additional costs associated with an increase in attendance at its corporate-sponsored events and pre-opening costs associated with opening its operations in Taiwan.

Other Operating Costs

Other operating expenses include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing-related expenses, off-site storage fees, and other miscellaneous operating expenses.

For the three months ended September 30, 2005, other operating expenses increased by $2.8 million, or 29.2%, to $12.4 million as compared to $9.6 million for the same period in 2004. For the three months ended September 30, 2005, other operating expenses as a percentage of net sales remained at 12.4% compared to the same period in 2004. For the nine months ended September 30, 2005, other operating expenses increased by $11.7 million, or 47.0%, to $36.6 million as compared to $24.9 million for the same period in 2004. For the nine months ended September 30, 2005, other operating expenses as a percentage of net sales increased to 12.7% from 11.8% for the same period in 2004.

Specific changes in other operating expenses primarily consisted of changes in travel, accounting, consulting and legal fees, royalties, credit card processing fees, depreciation, and other operating costs described as follows:

Travel

For the three months ended September 30, 2005, travel expenses increased by $0.2 million to $1.3 million as compared to $1.1 million for the same period in 2004. For the nine months ended September 30, 2005, travel expenses increased by $1.2 million to $4.1 million as compared to $2.9 million for the same period in 2004. The increase in travel expenses related to an increase in continued international development, as well as an increase in travel expense related to corporate-sponsored events.

Accounting, legal, and consulting fees

For the three months ended September 30, 2005, accounting, legal, and consultant-related fees increased by $1.2 million to $3.3 million as compared to $2.1 million for the same period in 2004. Accounting and consultant-related fees increased by $0.7 million, which related to additional accounting fees and fees associated with testing of its internal controls related to the Sarbanes-Oxley Act of 2002. Legal fees increased by $0.5 million, which related to accruing legal fees in connection with the defense of certain lawsuits, settlements, and registration costs for its new and existing products in foreign countries.

For the nine months ended September 30, 2005, accounting, legal, and consultant-related fees increased by $3.8 million to $8.7 million as compared to $4.9 million for the same period in 2004. Accounting and consultant-related fees increased by $1.7 million due to additional accounting fees and fees associated with testing of its internal controls related to the Sarbanes-Oxley Act of 2002. Consulting fees also increased by $0.6 million related to incurring non-capitalizable fees related to Mannatech’s internally-developed software projects including its Oracle/JD Edwards Enterprise One system and pre-opening costs related to opening Taiwan. Legal fees increased by $1.5 million related to accruing legal fees in connection with the defense of certain lawsuits, settlements, and registration costs for its new and existing products in foreign countries.

Royalties

For the three months ended September 30, 2005, royalty expense increased by $0.1 million to $0.8 million as compared to $0.7 million for the same period in 2004. For the nine months ended September 30, 2005, royalty expense increased by $1.9 million to $3.2 million as compared to $1.3 million for the same period in 2004. The increase in royalty expense related to the increase in net sales and the accrual for the long-term post-employment benefit associated with the Long-Term Royalty Agreement with Dr. Bill McAnalley, which was fully accrued as of July 2005.

Credit card processing fees

For the three months ended September 30, 2005, credit card processing fees increased by $0.4 million to $1.8 million as compared to $1.4 million for the same period in 2004. For the nine months ended September 30, 2005, credit card processing fees increased by $1.5 million to $5.9 million as compared to $4.4 million for the same period in 2004. The increase in credit card processing fees directly related to the increase in net sales.

Depreciation

For the three months ended September 30, 2005, Mannatech recorded an increase in depreciation expense of $0.3 million to $0.9 million as compared to $0.6 million for the same period in 2004. For the nine months ended September 30, 2005, Mannatech recorded an increase in depreciation expense of $0.9 million to $2.8 million as compared to $1.9 million for the same period in 2004. The increase in deprecation expense related to an increase in capital assets, some of which were associated with internally-developed software projects.

Other operating costs

For the three months ended September 30, 2005, the remaining increase of $0.6 million in other operating costs as compared to the same period in 2004 related to an increase in variable operating costs including telephone, insurance, postage, and offsite storage fees directly correlated to the increase in net sales. For the nine months ended September 30. 2005, the remaining increase of $2.4 million in other operating costs as compared to the same period in 2004, related to an increase in variable operating costs including telephone, insurance, postage, rent, and offsite storage fees. The increase in variable operating costs directly correlated to the increase in net sales and opening operations in Taiwan.

Interest Income

Mannatech maintains interest bearing accounts for its cash equivalents, restricted cash, and investments. For the three months ended September 30, 2005, interest income increased by $0.4 million to $0.5 million as compared to $0.1 million for the same period in 2004. For the nine months ended September 30, 2005, interest income increased by $0.9 million to $1.3 million as compared to $0.4 million for the same period in 2004. The increase in interest income was primarily due to an increase in the average balance held in cash, cash equivalents, restricted cash, and investments. Cash and investments increased as a result of an increase in net sales and improving overall profits.

Other Expense, Net

Other expense, net consists primarily of foreign currency transaction gains and losses related to translating assets, liabilities, revenues, and expenses from its foreign operations to the United States dollar using current and weighted-average currency exchange rates. Mannatech records transaction gains and losses to other expense, net. For the three and nine months ended September 30, 2005 and 2004, other expense, net increased as compared to the same period in 2004. The increase related to Mannatech recording an increase in net transaction gains from its foreign operations for the period.

Income Tax Expense

Income taxes include both current and deferred income taxes for Mannatech’s domestic and foreign operations. Mannatech’s United States federal statutory income tax rate was 35% for all of 2005 and 2004. For the three and nine months ended September 30, 2005 and 2004, Mannatech’s statutory tax rate in Australia was 30%, in the United Kingdom its statutory tax rate was 30%, in Japan its statutory tax rate was 42%, in the Republic of Korea its statutory tax rate was lowered from 27% to 25%, and in Taiwan its statutory tax rate is estimated to be 25%. During each period, Mannatech’s income from its international operations is subject to taxation in the countries in which it operates. Although Mannatech may receive foreign tax credits that would reduce the total amount of United States income taxes owed, Mannatech may not be able to fully utilize its foreign tax credits in the United States.

Mannatech uses Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Under FAS 109, Mannatech is required to record a valuation allowance when it is “more likely than not” that all or a portion of its net deferred tax assets will not be realized. A review of all positive and negative evidence of realizability must be considered in determining the need for a valuation allowance for each tax jurisdiction. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified.

At September 30, 2005 and 2004, Mannatech had a valuation allowance of $0.3 million and $0.1 million, respectively, which related to its net deferred tax assets in the Republic of Korea and in 2005 for Taiwan as Mannatech believes that the “more likely than not” criteria for recognition purposes cannot yet be realized.

For the three months ended September 30, 2005, Mannatech’s effective tax rate increased to 32.6% from 24.3% for the same period in 2004. For the nine months ended September 30, 2005, Mannatech’s effective tax rate increased to 36.7% from 29.7% for the same period in 2004. In 2005, Mannatech’s effective tax rate increased primarily due to the reduction of $0.2 million in estimated income tax reserves as a result of favorable outcome of its income tax audits, as well as a shift in income mix between its domestic and foreign operations, and the prior year elimination of the valuation allowance for Japan. Mannatech believes its effective tax rate should remain in the 36% to 40% range.

Net Income

For the three months ended September 30, 2005, net income increased by $1.9 million, or 27.9%, to $8.7 million from $6.8 million in the same period in 2004. The increase in net income related to an increase in net sales of $22.6 million, or 29.1%, which was associated with an increase of $10.4 million in gross profit, which was partially offset by the following:

•	an increase of $2.9 million in compensation and fringe benefit-related costs related to adding new employees and utilizing temporary and contract labor in the third quarter of 2005;

•	an increase of $1.2 million in accounting, legal, and consulting fees related to additional accounting fees, fees associated with testing its internal controls, as well as accruing legal fees directly related to the defense of certain lawsuits, accruing settlements and continuing to registering its products;

•	an increase of $0.3 million in depreciation expense related to the completion of certain internally-developed software projects and purchasing additional fixed assets; and

•	the remaining increase of $4.1 million in variable selling, general, administrative and operating costs directly related to the increase in net sales.

For the three months ended September 30, 2005, Mannatech’s diluted earnings per share increased by 28% to $0.32 per share from $0.25 per share for the same period in 2004. The increase in diluted earnings per share in 2005 was the direct result of the continued increase in net sales offset by the increase in the costs described above.

For the nine months ended September 30, 2005, net income increased by $3.7 million, or 23.9%, to $19.2 million from $15.5 million for the same period in 2004. The increase in net income was related to an increase in net sales of $77.7 million, or 37.0%, which was associated with an increase of $31.7 million in gross profit, which was partially affected by the following:

•	an increase in $6.7 million in compensation and fringe benefit-related costs related to adding new employees and utilizing temporary and contract labor during 2005;

•	an increase of $3.8 million in accounting, legal, and consulting fees related to additional accounting fees and fees associated with testing its internal controls, as well as accruing legal fees directly related to the defense of certain lawsuits, accruing settlements and continuing to registering its products;

•	an increase of $1.9 million related to accruing the long-term post-employment benefit related to Dr. McAnalley’s Long-Term Post Retirement Royalty Agreement;

•	an increase of $1.2 million in travel costs related to pre-opening costs associated with opening operations in Taiwan in June 2005 and an increase related to its corporate-sponsored events;

•	an increase of $0.9 million in depreciation expense related to the completion of certain internally-developed software projects and purchasing additional fixed assets; and

•	the remaining increase of $13.5 million in variable selling, general, administrative and operating costs directly related to the increase in net sales.

For the nine months ended September 30, 2005, Mannatech’s diluted earnings per share increased by 21.0% to $0.69 per share from $0.57 per share for the same period in 2004. The increase in diluted earnings per share in 2005 was the direct result of the continued increase in net sales partially offset by the increase in the costs described above.

Mannatech declared and paid the following dividends:

Date dividends declared	Date dividends paid	Total amount of dividends	Dividend paid per common share
January 2004	March 2004	$2.6 million	$0.10
August 2004	October 2004	$2.6 million	$0.10
November 2004	January 2005	$1.9 million	$0.07
March 2005	April 2005	$1.9 million	$0.07
June 2005	July 2005	$1.9 million	$0.07
September 2005	October 2005	$1.9 million	$0.07

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

Cash and Cash Equivalents and Investments

For the nine months ended September 30, 2005, Mannatech continues to maintain a strong cash and investment position as its cash and cash equivalents and investments increased by 8.2%, or $5.0 million, to $66.3 million from $61.3 million at December 31, 2004. These increases were directly attributable to an increase in its income from operations, partially offset by the funding of its large-scale, internally-developed software projects and quarterly cash dividend payments.

Working Capital

Mannatech’s working capital increased by $7.0 million to $34.5 million at September 30, 2005 from $27.6 million at December 31, 2004. Mannatech’s increase in its working capital at September 30, 2005 primarily related to the following:

•	increasing cash on hand and investments by $8.8 million related to an increase in income from operations;

•	increasing inventories on hand by $7.2 million related to the expected sales growth;

•	accruing an additional $3.2 million in operating expenses and commissions related to the increase in net sales;

•	applying the income tax receivable of $4.0 million to 2005 income tax payments due;

•	deferring an additional $2.5 million in revenues related to the timing of customers receiving their sales orders; and

•	increasing accounts receivable by $0.7 million related to international operations and payments from Mannarelief.

Mannatech’s cash flows consist of the following:

For the nine months ended September 30,
Provided by (used in):	2004		2005
Operating activities	$16.6 million		$27.6 million
Investing activities	$(11.3 million	)	$(11.6 million	)
Financing activities	$(4.8 million	)	$(10.1 million	)

Operating Activities

For the nine months ended September 30, 2005, Mannatech’s operating activities provided cash of $27.6 million compared to cash of $16.6 million in the same period in 2004. For the nine months ended September 30, 2005, net earnings adjusted for noncash activities provided cash of $24.2 million as compared to $16.8 million for the same period in 2004.

For the nine months ended September 30, 2005, Mannatech’s working capital accounts, which include receivables, inventories, prepaid expenses, payables, deferred revenues, accrued commissions and expenses for operations, generated $3.6 million in positive cash flow as compared to $0.6 million for the same period in 2004. For the nine months ended September 30, 2005, Mannatech’s working capital accounts increased primarily related to an increase of $2.5 million in the amount of deferred revenue, an increase of $8.5 million in accruing additional commissions and incentive payables, accrued expenses, and taxes; partially offset by an increase of $7.4 million in inventories, which was associated with an increase in net sales. Mannatech expects that its operating cash flows for the remainder of 2005 will be sufficient to fund its current operations and its plans for international expansion.

For the nine months ended September 30, 2004, Mannatech’s working capital accounts increased by $0.6 million primarily increased related to an increase of $8.0 million related to accrued expenses, and accrued commissions and taxes, an increase of $0.4 million related to an increase in deferred revenues, partially offset by an increase in inventories of $5.0 million, and an increase of $2.8 million in accounts receivable and prepaids and other long-term assets, each of which were associated with an increase in net sales.

Operating activities also included paying accrued severance of $0.2 million to a former executive for the nine months ended September 30, 2005 compared to paying $0.8 million in accrued severance for the same period in 2004.

Investing Activities

For the nine months ended September 30, 2005, Mannatech’s investing activities used $11.6 million in cash compared to $11.3 million for the same period in 2004. For the nine months ended September 30, 2005, Mannatech used $0.3 million of its cash to purchase higher yielding investments and released $0.4 million of its restricted cash into operations. This was partially offset by increasing restricted cash by $2.5 million for a letter of credit for its 2006 annual travel incentive for its US and Canada independent associates. For the nine months ended September 30, 2004, Mannatech’s investing activities used $7.1 million of its cash to purchase higher yielding investments and released $0.8 million of its restricted cash.

For the nine months ended September 30, 2004 and 2005, investing activities also consisted of capital asset purchases of $5.0 million and $9.2 million, respectively, primarily related to its costs associated with internally-developed software projects and the purchases of additional office furniture, computer software, and computer hardware.

In 2004, Mannatech substantially completed the development of certain internally-developed projects including its Republic of Korea computer application system, its Japanese e-commerce system, and the first phase of implementing its Oracle/JD Edwards Enterprise One fully-integrated system for a total cost of $4.2 million of which $3.4 million related to the Oracle/JD Edwards project. In 2005, Mannatech began configuring Phase II of its Oracle/JD Edwards Enterprise One fully-integrated system and has capitalized costs related to this Oracle/JE Edwards project of $5.3 million. Mannatech has expanded its Oracle/JD Edwards project and increased its anticipated total capitalized costs to between $23 million and $26 million of which Mannatech has incurred $8.7 million of the total costs as of September 30, 2005 and anticipates spending an additional $2.2 to $3.0 million for the fourth quarter of 2005 with the remaining expected capitalized costs of $12.1 million to $14.3 million to be incurred in the first nine months of 2006. In addition, for the nine months ended September 30, 2005, Mannatech has spent $1.5 million on non-capitalizable costs associated with its Oracle/JD Edwards project and expects to incur an additional $0.5 million in fourth quarter of 2005, as well as an additional $2.3 million of non-capitalizable costs associated with its Oracle/JD Edwards projects in the first nine months of 2006.

Financing Activities

For the nine months ended September 30, 2005, Mannatech’s financing activities used $10.1 million in cash as compared to $4.8 million for the same period in 2004. For the nine months ended September 30, 2005, Mannatech used $5.7 million in cash to pay quarterly cash dividends to its shareholders and repurchased $5.0 million of its common stock in the open market. These cash outlays were partially offset by receiving $0.6 million in cash proceeds related to stock options exercised. For the nine months ended September 30, 2004, Mannatech used cash to pay cash dividends to its shareholders of $5.3 million, which was partially offset by receiving $0.4 million in cash proceeds related to stock options exercised.

General Liquidity and Cash Flows

Historically, Mannatech has generated positive cash flows from its operations and believes that its existing liquidity and cash flows from operations, including cash and investments totaling $66.3 million should be adequate to fund expected business operations and its plans for international expansion and new Oracle/JD Edwards Enterprise One back-office system for the next 12 to 24 months. Mannatech believes its existing liquidity and cash flows will be adequate for its future as most of its operating expenses are variable in nature. However, if Mannatech’s existing capital resources or cash flows are insufficient to meet its current business plans, projections, and existing capital requirements, Mannatech would be required to raise additional funds, which may not be available on favorable terms, if at all.

Mannatech is required to fund its future commitments and obligations, which as of September 30, 2005 are as follows:

•	funding the 10-year renewal of its leased corporate office and distribution facilities totaling $7.7 million through 2017;

•	funding a 3-year supply agreement to purchase raw materials of $7.3 million through 2007;

•	funding various operating leases for building and equipment rental of $6.0 million through 2009;

•	funding an estimated $4.2 million of the long-term post-employment royalty benefit related to the Supplemental Royalty Agreement related to future royalties payable to Dr. McAnalley;

•	funding up to $1.3 million of estimated unpaid costs related to its 2005 annual travel incentive;

•	funding a 5-year supply agreement to purchase raw materials of $1.3 million through 2009;

•	funding $0.7 million related to a one-year consulting agreement with Dr. McAnalley;

•	funding $0.4 million for a non-cancellable employment agreement with Mr. Persinger through December 2006;

•	funding $0.4 million purchase commitment with a vendor to purchase 100,000 specialized magazines in April 2006;

•	funding $0.3 million for a clinical study with St. George’s Hospital through 2006;

•	funding $0.2 million for a non-cancellable employment agreement with Mr. Caster through December 2005, which is expected to be renewed; and

•	funding a cash donation of $0.1 million in 2005 to MannaRelief, a non-profit 501(c)(3) charity.

Recent Financial Accounting Standards Board Statements

FAS 123R. In December 2004, FASB issued FAS 123R, which replaces FAS 123 and supersedes APB 25. FAS 123R requires a company to recognize compensation cost related to share-based payment transactions in its financial statements. The compensation costs should be measured based on the estimated fair value of the equity or liability instruments issued. The provisions of APB 25 and FAS 123 remain in effect until the provisions of FAS 123R are adopted. FAS 123R is effective for the first annual reporting period beginning after June 15, 2005. As of September 30, 2005, Mannatech had 254,036 unvested stock options outstanding with a fair value of approximately $0.7 million. In addition, Mannatech has 435,704 stock options available to grant in the future. Mannatech is currently evaluating the impact of adopting FAS 123R on its consolidated financial condition and its consolidated results of operations but believes the estimated impact on its consolidated financial position and results of operations for existing stock options outstanding will be approximately $0.4 million in 2006, $0.2 million in 2007, and $0.1 million in 2008.

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

Mannatech believes inflation has not had a material impact on its operations or profitability. Mannatech expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan in June 2005, and into Denmark in August 2005. In addition, Mannatech has filed for registration of its products in Germany. Mannatech’s Canada operation is serviced through the United States, Mannatech’s New Zealand operation is serviced through its Australian operation and its United Kingdom operation services shipments to Denmark. Mannatech also plans on servicing sales in Germany through its United Kingdom operations. Revenues and expenses in foreign markets are currently translated using historical and weighted-average currency exchange rates.

Mannatech maintains policies, procedures, and internal processes that it believes help monitor any significant market risks. Mannatech currently does not use any financial instruments to manage its exposure to such risks. The sensitivity of earnings and cash flows to variability in currency exchange rates is assessed by applying an appropriate range of potential rate fluctuations to Mannatech’s assets, obligations, and projected transactions denominated in foreign currencies. Mannatech cautions that it cannot predict with any certainty its future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on its future business, product pricing, operating expenses, and its consolidated financial condition, results of operations, or cash flows. However, to combat such risk, Mannatech closely monitors currency fluctuations for exposure to such market risk. The foreign currencies in which Mannatech currently has exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. The current (spot) rate, weighted average currency exchange rates, as well as the low and high currency exchange rates as compared to the United States dollar, for each of these countries, as of and for the nine months ended September 30, 2005 are as follows:

Country/Currency	Low	High	Weighted- Average	Spot Rate
Australia/Dollar	$0.74040	$0.79790	$0.76901	$0.76030
Canada/Dollar	$0.78780	$0.85580	$0.81740	$0.85420
Denmark/Krone	$0.15980	$0.18250	$0.16971	$0.16140
Germany/Euro	$1.19050	$1.35690	$1.26417	$1.20480
Japan/Yen	$0.00883	$0.00981	$0.00929	$0.00885
New Zealand/Dollar	$0.67270	$0.74490	$0.70835	$0.69140
Republic of Korea/Won	$0.00095	$0.00101	$0.00089	$0.00097
Taiwan/Dollar	$0.03007	$0.03254	$0.03159	$0.03012
United Kingdom/British Pound	$1.73640	$1.92860	$1.84476	$1.76280

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

During the three and nine months ended September 30, 2005, there were no changes in Mannatech’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Mannatech’s internal control over financial reporting other than in the first and second quarters of 2005, Mannatech substantially completed its implementation and conversion of its old financial systems in all of its operations to a new financial system. The implementation included converting its balances from one automated financial system, called Sage/Tetra CS/3 system, to another more sophisticated automated financial system, called Oracle/JD Edwards Enterprise One. This change in information system platform for its financial reporting was part of Mannatech’s two-phase global re-architecture project, known as the Oracle/JD Edwards Enterprise One project. This project fully-integrated Mannatech’s financial systems in each country and expanded the functionality of its financial systems. Phase II of this project will fully integrate Mannatech’s operational systems with its financial system.

Mannatech believes the conversion and implementation of this fully-integrated financial system further strengthened its existing internal control over financial reporting, as well as automated a number of its administrative processes and activities, and enhanced certain materials management processes.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 19, 2005, the Court dismissed the lawsuit filed in the Superior Court of California, County of Los Angeles by Ms. Chie Sasaki against Mannatech, its Chief Executive Officer, Mr. Samuel Caster, and Ms. Victoria Arcadi, an independent associate. The lawsuit alleged intentional and negligent infliction of emotional distress, intentional and negligent misrepresentation, invasion of privacy, and unfair competition based on the publication of photographs of Ms. Sasaki’s son by one of Mannatech’s independent associates. Mannatech paid $750,000 as part of a confidential settlement and release and agreed to cease all references to the Sasaki child.

The Company has been sued in two securities class action lawsuits in the United States District Court for the District of New Mexico. The allegations in these class action lawsuits are substantively identical to those in the securities class action lawsuit filed by Mr. Jonathan Crowell on August 1, 2005, which was identified and described in Mannatech’s Form 10-Q for the second quarter of 2005 filed with the SEC on August 9, 2005. First, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against Mannatech, Mr. Samuel L. Caster, its Chief Executive Officer, Mr. Terry L. Persinger, its President and Chief Operating Officer, and Mr. Stephen D. Fenstermacher, its Chief Financial Officer. Second, on September 5, 2005, Mr. Michael Bruce Zeller filed a class action lawsuit against Mannatech, Mr. Caster, Mr. Persinger, and Mr. Fenstermacher.

On October 17, 2005, a motion was filed in each class action lawsuit by the plaintiffs’ counsel in the Crowell class action lawsuit to consolidate the three class action lawsuits and to appoint Mr. Austin Chang, Mr. Roger L. Sanford, Scalion Pty Ltd, and Mr. Michael D. Martin as lead plaintiffs. The motion also requests the appointment of the law firms Murry, Frank & Sailer, LLP and Glancy, Binkow & Goldberg, LLP as co-lead counsel, and Ron Bell & Associates as liaison counsel, for the putative class. On November 4, 2005, the court granted leave for this motion to be withdrawn.

On October 17, 2005, a motion was also filed in each class action lawsuit by plaintiffs’ counsel in the McMurry lawsuit to appoint Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John C. Ogden, and Plumbers and Pipefitters Local 51 Pension Fund as lead plaintiffs. The motion also requests the appointment of the law firm Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP as lead counsel, and Freedman, Boyd, Daniels, Hollander & Goldberg, P.A. as liaison counsel, for the putative class.

Mannatech has also learned that a shareholder derivative lawsuit was filed by Norma Middleton, Derivatively and on Behalf of Nominal Defendant, Mannatech, Inc., v. Samuel L. Caster, Terry L. Persinger, Donald A. Buchholz, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, and Patricia A. Wier, in the United States District Court for the Northern District of Texas, Dallas Division, on October 18, 2005. The shareholder derivative proceeding makes allegations similar to the allegations of the shareholder class action litigation described above. Mannatech has also received two additional letters from shareholders making similar allegations, which letters are a prelude to instituting derivative litigation. Mannatech’s independent Directors have appointed a Special Litigation Committee to review these matters and determine Mannatech’s response.

Plaintiffs in each of the class action lawsuits are seeking an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees.

In response to these actions, Mannatech believes it has retained experienced securities litigation counsel to vigorously defend itself and its officers. Mannatech also believes that this type of litigation is inherently unpredictable; however, when faced with several class action complaints making similar allegations, the courts frequently consolidate such cases. It should also be noted that a court must certify a class before a case can proceed as a class action lawsuit and that determination has not been made in any of these cases. Plaintiffs in each of these actions are seeking an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees. Mannatech believes these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. It is not possible at this time to predict whether Mannatech will incur any liability or to estimate the damages, or the range of damages, if any, that Mannatech might incur in connection with any of these above mentioned securities lawsuits.

On July 8, 2005, the Australian Therapeutic Goods Administration (“TGA”) notified Mannatech regarding a new complaint made by an Australian independent associate related to certain therapeutic claims to promote Mannatech’s products. In response to this complaint, Mannatech conducted an investigation and disciplined its independent associate, including plans for continuing education and compliance training and notified the TGA of its actions and is awaiting a response from the TGA.

Mannatech maintains certain liability insurance, in amounts management believes are adequate. However, certain costs of defending lawsuits against Mannatech, such as those below the insurance deductible amount, are not covered by or only partially covered by Mannatech’s insurance policies, and Mannatech’s insurance carriers could refuse to cover certain of these claims in whole or in part.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, up to 1.3 million shares of its outstanding common stock to help manage any dilutive effects in the open market. As of September 30, 2005, the Company is authorized to purchase up to 719,501 of its common shares in the open market. The Company has repurchased the following number of its common shares in the open market:

Date purchased	Number of common shares purchased in the open market	Approximate cost
May 2005	190,850	$3.0 million
September 2005	182,626	$2.0 million
October 2005	207,023	$2.0 million

Total	580,499	$7.0 million

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective August 28, 2005, Rob Sinnott M.N.S., Ph.D. was hired as Mannatech’s new Chief Science Officer and Vice President of Research & Development. Dr. Sinnott succeeded Dr. McAnalley as Mannatech’s Chief Science Officer. Dr. Robert Sinnott brings over twelve years of experience in biotechnology to Mannatech and was a founder of Larrea BioSciences Corporation (OTC BB: LRRA DB). From 1997 to 2003, Dr. Sinnott was a founding team member and Chairman of Biotechnology and Agribusiness for the Arizona Agribusiness and Equine Sciences Center at South Mountain Community College. From 1993 to 1996, Dr. Sinnott founded and served as Research Director of Gaiaventures, Ltd, a scientific consulting firm. Dr. Sinnott earned his Bachelor of Science, Master of Natural Science and Ph.D. degree from Arizona State University located in Tempe, Arizona. During graduate school, Dr. Sinnott’s primary focus was plant medicinal chemistry and plant biotechnology, and his 1995 dissertation research focused on the aloe vera plant.

Effective September 1, 2005, John Price was hired to serve as President of International Operations, replacing Jack Crowley, who resigned as Mannatech’s President of International Operations effective September 15, 2005. From 1997 to 2002, Mr. Price served as Senior Vice President of Worldwide Administration at Herbalife, International (NYSE: HLF). From 1978 to 1995, Mr. Price served in various positions, including Vice President of Human Resources at Eli Lily and Company (NYSE: LLY). Mr. Price is a retired U.S. Navy Commander and earned his B.A. degree in Psychology and Naval Science from the University of Washington, located in Seattle, Washington and earned his M.B.A. degree in Marketing from the California Coast University, located in Santa Ana, California. On August 31, 2005, Mr. Price was granted 25,000 stock options, at an exercise price of $12.44 per share, which will vest over 3 years.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998

3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	8-K	000-24657	99.1	August 22, 2001

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1*	Building lease for U.S. Distribution building facility, dated September 22, 2005.	*	*	*	*

10.2*	Building lease for U.S. Corporate facility, dated September 22, 2005.	*	*	*	*

10.3*	Employment Agreement with Dr. Robert Sinnott, dated, August 31, 2005.	*	*	*	*

10.4*	Purchase agreement with Success at Home, dated September 27, 2005.	*	*	*	*

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNATECH, INCORPORATED

November 9, 2005	/s/ SAMUEL L. CASTER
Samuel L. Caster
Chief Executive Officer and Chairman of the Board (principal executive officer)

November 9, 2005	/s/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher
Senior Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998

3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	8-K	000-24657	99.1	August 22, 2001

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1*	Building lease for U.S. Distribution building facility, dated September 22, 2005.	*	*	*	*

10.2*	Building lease for U.S. Corporate facility, dated September 22, 2005.	*	*	*	*

10.3*	Employment Agreement with Dr. Robert Sinnott, dated, August 31, 2005.	*	*	*	*

10.4*	Purchase agreement with Success at Home, dated September 27, 2005.	*	*	*	*

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.