Form 10-K
period 2005-12-31
MANNATECH INC
filed 2006-03-16
CIK 1056358

2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

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

Title of each class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was $140,611,094 based on the closing sale price as reported on the NASDAQ National Market.

The number of shares of the Registrant’s common stock outstanding as of March 6, 2006 was 26,765,364 shares.

Documents Incorporated by Reference

Mannatech incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for the Registrant’s 2006 annual shareholders’ meeting to be filed pursuant to Regulation 14A on or before April 28, 2006.

Since our initial public offering, Mannatech’s common stock has traded on the NASDAQ National Market under the symbol “MTEX.” Our corporate filings can be viewed on the SEC’s website www.sec.gov or on our corporate website at www.mannatech.com. Our filings can also be obtained by contacting Mannatech’s investor relations department at IR@mannatech.com or calling 972-471-6512.

Special Note Regarding Forward-Looking Statements

Certain disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance or other statements other than statements of historical fact are considered forward-looking statements and reflect only our current views about future events and our financial performance. Mannatech, Incorporated, also referred to herein as our, its, Mannatech, the Company, or we. These forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. Some of these forward-looking statements include statements regarding:

•	management’s plans and objectives for our future operations;

•	our existing cash flows being adequate to fund future operational needs;

•	future plans related to our budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	the realization of our net deferred tax assets;

•	our ability to curtail operating expenditures;

•	global statutory tax rates remaining unchanged;

•	the impact of future market changes due to exposure to foreign currency translations;

•	the possibility of certain of our policies, procedures, and internal processes minimizing exposure to market risk;

•	the impact of accounting pronouncements on our financial condition, results of operations, or cash flows;

•	the outcome of new or existing regulatory and litigation matters; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	overall expected growth in the nutritional supplements industry;

•	our plans for expected future product development;

•	changes in our product mix and/or manufacturing costs;

•	the future impact of any changes to our global associate career and compensation plan or incentives;

•	our ability to attract and retain independent associates and members;

•	regulatory changes that may affect our operations and/or products;

•	any impact of competition, competitive products, and pricing;

•	the political, social, and economic climate in which we conduct our operations; and

•	the risk factors described in this report, as well as other reports we have filed with the United States Securities and Exchange Commission.

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

Unless stated otherwise, all financial information throughout this report and in our Consolidated Financial Statements and related Notes include Mannatech, Incorporated and all of its subsidiaries on a consolidated basis and may be referred to herein as “Mannatech,” “the Company,” “its,” “we,” “our,” or “their.”

Our products are not intended to diagnose, cure, treat, or prevent any disease and any statements about our products contained in this report have not been evaluated by the Food and Drug Administration, also referred to herein as the FDA.

PART I

Item 1. Business

General

We are a wellness solution provider, which began operations in November 1993. We currently operate in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, and Denmark. We are in the process of completing the registration of certain of our products in Germany. We operate in the field of glyconutrients developing innovative, high-quality, proprietary nutritional supplements, topical and weight-management products that are sold through a global network-marketing system of independent associates and members. We operate as a single segment and primarily sell our products and starter and renewal packs through a network of approximately 490,000 independent associates and members, also called current independent associates and members. We define current or continuing independent associates and members as those individuals who have purchased our products within the last 12 months.

Scientists around the world hypothesize that specific phytochemicals and carbohydrates help support and maintain optimal health and wellness. Consistent with this belief our founders and scientists base our product philosophy on the beliefs that specific carbohydrates, antioxidants, and other nutrients are essential to maintaining optimal health and that typical modern diets do not provide adequate amounts of these nutrients to support optimal health and wellness. Our products are formulated using high-quality, predominantly naturally-occurring, plant-derived, carbohydrate-based ingredients that are based on certain scientific advances in the emerging fields of phytochemistry and glycobiology, which support the body’s normal physiology rather than developing synthetic chemical-based nutritional supplements that are easily duplicated. Phytochemistry is the science of understanding the potential health benefits of naturally-occurring, plant-derived components known as phytochemicals. Glycobiology is the science of understanding how carbohydrates affect biological structures, functions, and processes.

The history of our proprietary ingredients is as follows:

•	In 1994, we developed and began selling our first products containing Manapol®, an ingredient that supports cell-to-cell communication.

•	In 1996, we further enhanced our first products by introducing Ambrotose ™ complex, a glyconutritional, which is a blend of specific plant saccharides that provides support for the immune system. As of March 2006, we had received patents for our Ambrotose ™ complex in 20 countries, including the United States.

•	In 2001, we further broadened our proprietary ingredients by developing Ambroglycin®, a balanced food-mineral matrix that helps deliver certain nutrients to the body, which is used in our proprietary Catalyst and Glycentials® products.

•	In 2004, we further broadened our products by introducing our proprietary blend of antioxidant nutrients, called MTech AO Blend™, which is used in our proprietary antioxidant product called Ambrotose AO®.

We sell our products through network-marketing, which we believe is a unique and very effective communication channel for both our business and our products. Network-marking allows our consumers to effectively educate or to be educated on distinguishing potential benefits of our proprietary products and communicate the unique properties and science about our products. Additionally, we believe network-marketing effectively accelerates the introduction process of new products into the global marketplace at a lower cost than other more conventional marketing methods such as expensive ad campaigns. Network-marketing also allows our business-building independent associates to supplement their income and develop financial freedom by building their own businesses centered around our business philosophies and products.

We believe 2005 was a successful year due to reporting record sales and earnings levels.. Some of our recent highlights and milestones include the following:

•	Reporting our highest historical operational performance with an increase in our annual net sales of 32.2% to $389.4 million for the year ended December 31, 2005 as compared to $294.5 million for 2004;

•	Reporting our highest historical annual net income of $28.6 million for the year ended December 31, 2005 as compared to $19.6 million for 2004;

•	Reporting an annual increase of 121,000 new independent associates and members purchasing our products during a twelve month period as compared to the same period in 2004;

•	Opening operations in Taiwan and selling our products in Denmark;

•	Continuing the registration of our products in Germany with hopes of completing the registration in early 2006;

•	Improving certain of our existing products;

•	Receiving our United States patent on our premiere proprietary ingredient - Ambrotose ™ complex in August 2005, which brings the total number of patents to 20 in various countries around the world;

•	Completing the implementation of Phase I of our internally developed software system, and completing our complex and highly integrated design phase, as well as beginning the configuration of Phase II, which includes using an off-the-shelf ERP system – Oracle/JD Edwards Enterprise One Software system to enhance and fully integrate all of our global business platforms, including a comprehensive financial and reporting system that fully integrates with a multi-tiered database, human resource, sales and distribution system;

•	Continuing to pay quarterly cash dividends of $0.07 per share and increasing the dividend rate for 2006 to $0.08 per share;

•	Hiring Mr. John Price, who has vast experience in the multi-level marketing industry, as our new President of International Operations;

•	Hiring Dr. Robert Sinnott, who has over 19 years of experience in the nutrition industry, as our new Chief Science Officer;

•	Our Board of Directors electing Mr. Larry Jobe to our Board of Directors to succeed Mr. Don A. Buchholz. Mr. Jobe is a Certified Public Accountant, who has many years of experience in the financial field, including government service, and prior and current service on the audit committee of several publicly held companies; and

•	Continuing our philanthropic efforts through contributing up to $0.2 million to the Direct Selling Education Foundation through 2007.

Since our initial public offering in February 1999, Mannatech’s common stock has traded on the NASDAQ National Market under the symbol “MTEX”. Information for each of Mannatech’s five most recent fiscal years, with respect to our net sales, results of operations, and identifiable assets is set forth in “Item 6. – Selected Financial Data” of this report.

Our principle executive offices are located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019 and our telephone number is (972) 471-7400. Our corporate filings can be viewed on the SEC’s website www.sec.gov or our corporate website at www.mannatech.com or obtained by contacting our investor relations department at (972) 471-6512 or IR@mannatech.com.

Industry Overview

Nutrition Industry

We operate in the nutritional supplement industry and distribute and sell our products through global network marketing channels. The nutritional supplements industry is highly fragmented and intensely competitive. It includes companies that manufacture and distribute products that are generally intended to enhance the body’s performance and well being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived there from. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.

Nutritional supplements are sold primarily through mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores; health food stores; mail order companies; and direct sales organizations. Direct selling, of which network marketing is a significant segment, has been enhanced in the past decade as a distribution channel due to advancements in technology and communications resulting in improved product distribution and faster dissemination of information. The distribution of products through network marketing has grown significantly in recent years.

According to the Nutrition Business Journal, (Chart 70 titled “U.S. Nutrition Industry 1997-2010 Historical Sales and Growth Forecasts”), historical sales for 2004 and growth forecasts for 2005 from the different sectors within the United States nutrition industry were as follows:

Nutrition Industry Sector	2004	Projected 2005
Functional foods	35%	35%
Nutritional supplements	30%	29%
Natural and organic foods	27%	28%
Natural personal care	8%	8%

Total nutrition industry	100%	100%

Of the total reported annual revenues from the United States nutrition industry, sited above the percentage of total annual revenues by sales outlet type for 2004 and projected 2005 were as follows:

Nutrition Industry Sales Outlet	2004	Projected 2005
Grocer, drug, mass merchandise or club	53%	53%
Specialty retail	33%	34%
Mail order	2%	2%
Multi-level marketing/direct selling	8%	8%
Practitioner	3%	2%
Internet	1%	1%

Total sales by sales outlet	100%	100%

Nutrition Business Journal also predicted that global annual revenues for the nutrition industry will grow at an annual rate between 5% and 7%. Within the industry, the nutritional supplements sector is expected to grow between 3% and 5%. The continued reported growth rate for the nutrition industry is largely attributed to the following:

•	the boom of the Internet and increased access to information by consumers;

•	the rising cost of traditional health care;

•	the growing acceptance and study of the concept of natural-based alternatives;

•	the general aging of the population; and

•	the passage of regulatory acts in foreign markets similar to those in the United States, such as the Dietary Supplement Health and Education Act of 1994, known as “DSHEA”.

Direct Selling Industry

In the last decade, there has been an influx of prominent investors and capital investment groups who have invested in direct-selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct marketing arena. Several consumer-products companies have launched their own direct-selling businesses with international operations often accounting for the majority of revenues. Consumers and investors are beginning to realize that direct selling provides opportunity and a competitive advantage in today’s markets. Businesses are able to develop strong, intimate relationships with customers, by-pass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote. Direct sales is an industry with steady annual growth, healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the World Federation of Direct Selling Associations, consultants account for approximately 49 million individuals globally.

Our net sales for 2005 grew 32.2%, which surpassed the Nutrition Business Journal predicted average expected annual growth rate of 5%. We believe the combination of our “high tech with high touch” direct selling marketing approach, coupled with our reported efficacy of our blend of distinct and unique proprietary ingredients, allows us to differentiate ourselves from our competition within the nutrition industry in order to continue to experience global growth in the future.

Operating Strengths

1.	High-Quality, Innovative, Proprietary Products. Our product concept is based on the scientific belief that certain carbohydrates and other key micronutrients are essential for maintaining a healthy immune system. We believe the addition of effective nutritional supplements to a well-balanced diet, coupled with an effective exercise program will enhance and maintain optimal health and wellness.

Scientists believe that glycomics, the study of sugars, plays an important function in the body, as well as a critical role in stabilizing and determining the function of proteins through a process called glycosylation. Glycosylation is a process where certain sugar molecules successfully attach themselves to other molecules, including newly-made proteins. Certain scientists believe that by manipulating glycosylation, or sugars themselves, researchers hope to curtail certain disease processes. Consistent with these views, our product development is based on the concept that the body needs at least eight specific sugars to support efficient and effective cell-to-cell communication to help maintain optimal health and wellness. Our products are formulated with predominately naturally-occurring, plant-derived, carbohydrate-based products that are designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness, rather than developing synthetic, carbohydrate-based products, as other companies are doing.

We believe that our patented proprietary blend of Ambrotose ™ complex found in the majority of our products distinguishes us as a leader in the global nutritional supplements industry and that no other combination of vitamins, minerals, amino acids, or herbals can replace the saccharides found in our Ambrotose ™ complex. We also believe the use of unique compounds found in our products allows us to effectively differentiate and distinguish our products from those of our competitors.

2.	Research and Development Efforts. We believe in quality research and development and use systematic processes for new product development and for continued testing and improving our existing products. Our new product development process begins with the identification of a new product concept by the Ideation Committee, which is composed of our Chief Executive Officer, Vice President of Research and Development, Vice President of Sales and Marketing and representatives of International Marketing, and Operations. Further, once new product concepts are thoroughly reviewed for technical and commercial feasibility, these projects are referred to the Product Development Steering Committee who votes on whether to proceed with staged development of the proposed project. Our Product Development Steering Committee is composed of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Vice Presidents of Operations, Sales and Marketing, Research and Development, Quality Assurance, International Marketing and the Director of Regulatory Affairs. Our Science Committee of the Board of Directors, our Board of Directors and our executive team are also briefed on the deliberations and decisions of our Product Development Steering Committee and are invited to examine new product concepts to conclude whether such products are compatible with our overall business philosophy and whether such products can achieve an adequate return on investment from product development. As part of our extensive research efforts, our team of researchers and consultants help to identify the formulas, raw materials, suppliers, and manufacturers for each new product concept before launching such product.

We continually seek to identify new clinical studies and further substantiate scientific research for additional validation and substantiation of our products. Our product research and quality assurance program is outlined on our corporate website, www.mannatech.com, as well as on our award-winning, educational Internet database website, called www.GlycoScience.org, which is a website that describes product ingredients and provides various education-based product information about ingredients found in dietary supplements.

Our research and development team has more than 100 years of combined experience, and we believe that our research and development team and our strategic alliances with our suppliers, consultants, and manufacturers allow us to effectively identify, develop, and market high-quality, innovative, proprietary products that increase our competitive advantage in the marketplace. In 2005, we invested $5.0 million in our research and development efforts. Historically, we budget between 2% and 3% of our annual net sales for targeted research and development efforts. We project we will spend between $5 million and $6 million in on-going research and development efforts in 2006. Our research efforts include developing and maintaining quality standards, supporting development efforts for new ingredients and compounds, improving or enhancing existing products or ingredients, as well as identifying other quality-driven suppliers and manufacturers.

3.	Quality Assurance Program. We believe in using high quality ingredients and require a high standard from our manufacturers. Our team of quality assurance professionals, research scientists, and doctors is comprised of professionals who have more than 50 years of combined experience, including experience in the pharmaceutical industry. Our quality assurance team ensures that our quality standards are met by inspecting and testing our manufactured products.

Our quality assurance program is based on existing Food and Drug Administration food and pharmaceutical current Good Manufacturing Practices. Regulations and expanded its quality assurance program to meet Canadian, Natural Health Products Directorate, and the Australian Therapeutic Goods Administration, GMP requirements. Our team of experts helps ensure that our formulations are manufactured to these requirements by contracting with suppliers, and manufacturers who have met GMP requirements.

We contracted with certain suppliers and manufacturers, who have met required FDA requirements, to manage all phases of production, packaging, and certain distribution of our products. To help ensure consumer satisfaction and quality of our products, our quality assurance team inspects samples of our products from manufacturers. In addition, we require our dietary supplements to be packaged with inner and outer seals to help minimize the risk of tampering and perform stability studies under controlled and accelerated temperature storage conditions to help ensure the accuracy of the expiration dates of our products.

We employ a team of regulatory experts and consult with outside consultants to assist in our effort to achieve compliance related to regulatory matters including registering and selling our products.

4.	High-Caliber, Industry-Leading Independent Associates. Our global team of independent associates are comprised of very dedicated, hard working, high-caliber individuals, many of whom have been associated with the network-marketing industry for decades and have been loyal to Mannatech since our beginning in 1993. To capitalize on their wealth of knowledge and experience, we sponsor a 10-member panel of independent associates, called “the Associate Advisory Council”, who help identify and effectively relay the needs of our independent business-building associates to us. Each Associate Advisory Council member is elected by the entire body of active independent associate leaders and serves a three-year term. The Associate Advisory Council meets with our team of senior management at least four times a year to recommend changes, discuss issues, and provide new ideas or concepts, including a full spectrum of innovative ideas, for additional quality-driven nutritional supplements aimed at maintaining optimal health and wellness.

5.	Support Philosophy for our Customers. We are fully committed to providing the highest level of support services to our customers and believe that we meet expectations and build customer loyalty through the following:

•	providing efficient order processing centers to support our operations;

•	offering highly-personalized and responsive customer service;

•	offering a reasonable product return policy;

•	providing a comprehensive corporate website, which allows instant access to Internet ordering, marketing and educational information, and certain unique and innovative marketing tools;

•	offering free personalized website development for our independent associates;

•	maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and a wealth of reporting for our independent associates at minimal costs;

•	offering updated training/orientation programs for our independent associates;

•	providing strategically based distribution fulfillment centers to ensure our products are shipped on time and at minimal cost;

•	sponsoring comprehensive training about our products and promotional materials, and offering a full spectrum of comprehensive educational materials; and

•	sponsoring several corporate events, which are designed to provide information, education, and motivation for our dedicated business-building associates, and help stimulate business development. These events provide an interactive venue for introducing new products and services, and allow interaction between our management teams, outside researchers, and our independent associates.

6.	Flexible Operating Strategy. We believe efficiency, focus, and flexibility are paramount to our operations. For over a decade, we have contracted with third parties to produce our raw materials and manufacture our proprietary products, which we believe allows us to minimize our capital expenditures, springboard from their expertise, and build additional resources for strategic alliances in the areas of distribution and logistics, product registration, and export requirements. By contracting with various suppliers and manufacturers and by outsourcing certain distribution for our foreign operations, we believe we can quickly adapt our operations to current demands in a timely, efficient, and cost-effective manner. We monitor the performance of our third party contractors to ensure they maintain a high quality of service. In addition, we identify alternative sources for our raw materials suppliers and finished goods manufacturers to help prevent any risk of interruption in production should any existing contractors be unable to perform satisfactorily.

7.	Experience and Depth of our Management Team. We continue to strengthen our highly-focused and well-experienced team of executives and have invested in executive-based training for our core management team to continue to improve the quality and integrity of our operations. In August 2005, we hired Mr. John Price as our President of International Operations and appointed Dr. Rob Sinnott as our Chief Science Officer. In January 2006, our Nominating and Governance Committee nominated Mr. Larry Jobe, and as a result, our Board of Directors elected Mr. Jobe as their ninth member to succeed Mr. Donald Buchholz, who resigned in January 2006. Our nine member Board of Directors is composed of five independent Directors. Our board members have experience in sales, network-marketing, finance, and research. Our core executive team of officers, as well as our managers, have substantial business experience and are able to apply their knowledge of business operations to our network-marketing operations and are committed to delivering high-quality products and superior service.

Business Strategy

Our goals for our future include the following:

•	Continuing to Strengthen our Financial Results and Returning Value to our Shareholders and Independent Associates. We reported a 32.2% increase in our consolidated net sales and a 46.5% increase in our consolidated net income for the year ended December 31, 2005 as compared to 2004. We hope to continue the trend of increasing our net sales and net income and plan to continue to declare quarterly cash dividends in the future of $0.08 per share per quarter. We believe we can continue to concentrate on improving financial results by focusing on ways to increase our revenues in both our domestic and foreign operations, continuing to control all operating costs, and planning expansion into additional foreign markets. Consistent with our strategy, we are in the process of registering our products in Germany.

•	Developing New Products and Enhancing Existing Products. We continue to focus on new areas for future product development. In 2006, we plan to introduce certain skin care products in Japan and plan to introduce reformulated and better tasting Mannabars. We strive to ensure that all of our products are made from high-quality, effective ingredients and contain one or more of our proprietary compounds, which we believe contribute to our goal of being a cutting-edge industry leader. We expect that any future products we develop will further complement and enhance our existing products.

•	Attracting and Retaining New Independent Associates. We continually examine our global associate career and compensation plan and periodically introduce new incentives, such as our annual travel incentives to attract, motivate, and retain independent associates. We believe our global associate career and compensation plan encourages greater associate retention, motivation, and productivity. No single independent associate has ever accounted for more than 10% of our consolidated net sales.

We continue to have success in attracting and retaining independent associates and members. The increase in the number of independent associates and members purchasing our products are as follows:

December 31,	Number of independent associates and members	Percentage increase as compared to the prior year
2003	264,000	32.0%
2004	369,000	39.8%
2005	490,000	32.8%

•	Expanding our Presence in Certain Markets. We currently operate in nine major markets including the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, Republic of Korea, Taiwan, and Denmark. We are in the process of finalizing the registration of our products in Germany. We have experienced sales growth in both our domestic and foreign operations and believe there is potential for additional revenue growth through cultivation of existing markets and expansion into new markets. The following table sets forth net sales primarily shipped to customers in these locations for the years ended December 31, in millions, and the percentage of consolidated net sales:

	2003		2004		2005
	(in millions)
United States	$127.8	67.0%	$192.5	65.4%	$259.4	66.6%
Canada	16.7	8.7%	22.2	7.5%	28.0	7.2%
Australia	15.6	8.2%	30.6	10.4%	35.7	9.2%
United Kingdom	5.0	2.6%	10.5	3.6%	8.9	2.3%
Japan	18.6	9.7%	24.5	8.3%	35.4	9.1%
New Zealand	7.3	3.8%	12.9	4.4%	14.6	3.7%
Republic of Korea*	—	—%	1.3	0.4%	4.6	1.2%
Taiwan**	—	—%	—	—%	2.3	0.6%
Denmark***	—	—%	—	—%	0.5	0.1%

Totals	$191.0	100%	$294.5	100%	$389.4	100%

*	Republic of Korea began operations in September 2004.
**	Taiwan began operations in June 2005.
***	United Kingdom began selling our products in Denmark in August 2005.

Products and Product Development

Scientists have discovered that a healthy body consists of many sophisticated components working in harmony to achieve optimal health and wellness. To achieve this harmony, a body needs to achieve and maintain accurate cellular communication to function at an optimal level. In its most basic form, a body’s internal communication occurs at the cellular level and is referred to in the scientific community as cell-to-cell communication. Scientists have also discovered that there are over 200 monosaccharides, also called sugar molecules, which form naturally within plants. Eight of these specific monosaccharides are considered vital components for cellular communication in the human body. Furthermore, scientists discovered that monosaccharides attach themselves to certain proteins, which then form a molecule called glycoprotein. Harper’s Biochemistry, a leading and nationally-recognized biochemistry reference source, recognizes that these 8 sugar molecules are commonly found in human glycoproteins and are believed to be key in helping to provide effective cell-to-cell communication in the human body. The 8 sugar molecules include the following:

•	fucose;

•	galactose;

•	glucose;

•	mannose;

•	N-acetylgalactosamine;

•	N-acetylglucosamine;

•	N-acetylneuraminic acid; and

•	xylose.

Based on this scientific knowledge and the study of glycoproteins in 1996, our scientists developed our own proprietary compound, Ambrotose ™ complex, which has been patented in 20 different countries, to provide the body with certain of these important sugars.

Currently, we offer 25 different nutritional products, three topical products, and a weight-management system consisting of four different products. We also offer a full spectrum of sales aids for our independent associates including various enrollment and renewal packs, orientation and training programs, brochures, audio and videotapes, DVD’s, web-based data management tools, and personalized website development.

Our product philosophy focuses on a full spectrum of products aimed at helping to achieve and maintain optimal health and wellness including the following:

General Overall Optimal Health, which offers a variety of nutritional supplements that aid in optimizing overall health and wellness and includes Plus, Classic Plus, Advanced Plus, Glycentials® Vitamin and Mineral Supplement, Life Enhancement Pack™, Ambrotose AO®, and beginning in March 2005, Advanced Ambrotose ™. In 2006, we plan on introducing 2 new Mannabars.

Wellness Management, which concentrates on specialized nutrients to help support and maintain specific areas of the body and includes Ambrotose ™ complex, CardioBalance®, Immunostart™, Ambrotose ™ Bulk, Mannacleanse™, PhytAloe®, PhytAloe® Bulk, GI-Pro™, GI-Zyme™, and Ambrotose ™ with Lecithin.

Lifestyle Solution, which is specifically designed to further support distinct physiological functions that may need additional nutritional support and includes Manna-C™, AmbroStart®, Mannatonin™, and Wellness Water Bottle.

Sports Performance Nutrition, which targets an active lifestyle and helps provide nutrition to support optimal physical performance and maintain muscle mass and includes Sport and Empact®.

GlycoLEAN® BODY System, which concentrates on certain aspects of nutrition and weight management and includes Accelerator 2™, Catalyst™ with Ambroglycin™, Fiber Full™, and GlycoSlim® Meal Replacement Drinks in Vanilla and Chocolate. In 2006, we plan to introduce Accelerator 3 as an improved version of Accelerator 2™. In addition, in 2006, we plan to replace FiberFull™ with a new reformulated product called FiberSlim.

Skin Care, which is designed to help improve and strengthen the skin’s own natural texture, softness and elasticity including damaged areas, as well as help deliver vital antioxidants to the skin and includes 3 topical products: AmbroDerm®, Emprizone®, and Firm. In 2006, we plan to introduce, in Japan, additional skin care products.

Children’s Growth Essentials, which target nutrition for children to help optimize overall health and wellness and includes Glyco-Bears® and MannaBears™.

Our product committee continues to focus on identifying and analyzing potential new products and compounds that help target overall health and wellness. When considering new products and compounds, our product committee encompasses the following criteria:

•	marketability and proprietary nature of the product;

•	demand for the product;

•	competitors’ products;

•	regulatory considerations;

•	availability of ingredients; and

•	existence of data supporting claims of efficacy.

To help maintain a flexible operating strategy and the ability to increase production capacity, we contract with certain third-party contractors to produce all of our products, which effectively allows us to respond to fluctuations in demand with minimal investment and helps control our operating costs. We believe our suppliers and manufacturers are high-quality and are capable of meeting our current and projected inventory requirements over the next several years. However, as a safety measure, we have also identified and approved alternative suppliers and manufacturers to ensure that our demand will be met in a timely manner and to minimize any risk of business interruption.

Our main distribution facility is located in Coppell, Texas and consists of 75,000 square feet of leased space that houses an automated distribution system capable of processing up to 18,000 orders per day. Currently our distribution facility in the United States operates at 40% of capacity and is capable of supporting our planned sales volume growth into the foreseeable future. In 2005, we opened a distribution facility in the United Kingdom, which is located in Didcot, Oxfordshire and is capable of processing up to 1,500 orders per day and currently operates at 18% of capacity. To maximize our operating strategy and minimize costs, we continue to contract with third-party distribution facilities in Canada, Australia, Japan, the Republic of Korea, and Taiwan. By entering into these third-party distribution facility agreements, our smaller offices maintain flexible operating capacity, minimize shipping costs and are able to process an order within 24-hours after order placement and payment. For further information on these contract facilities, see “Item 2. Properties” of this report.

Competition

Other Nutritional Supplement Companies. The nutritional supplement industry is steadily gaining momentum and is intensely competitive. Our current direct competitors selling similar nutritional products include:

•	Nu Skin Enterprises, Inc.;

•	Usana Health Sciences, Inc.;

•	Nature’s Sunshine Products, Inc.;

•	Body Wise International, Inc.;

•	Herbalife International, Inc;

•	Market America, Inc.;

•	Solgar Vitamin and Herb Company, Inc.; and

•	Weider Nutrition.

Network-Marketing. Nutritional supplements are offered for sale in a variety of ways. Network-marketing has a limited number of individuals interested in participating in the industry, and we must compete for these types of individuals, as we believe network-marketing is the best sales approach to sell our products because of the following:

•	our products can be introduced into the global marketplace at a much lower up-front cost than through conventional methods;

•	our key ingredients and differential components found in our proprietary products can be explained better through network-marketing;

•	the network-marketing approach can quickly and easily adapt to changing market conditions;

•	consumers appreciate the convenience of ordering from home, through a sales person, by telephone, or on the Internet; and

•	network-marketing enables independent associates to earn financial rewards.

Even though we have been in business for thirteen years, we continue to compete with other direct selling and network-marketing companies for new independent associates and for retention of continuing independent associates. Some of our competitors have longer operating histories, are better known, or have greater financial resources. These companies include:

•	Alticor Corporation;

•	Arbonne International, Inc.;

•	Body Wise International, Inc.;

•	Envion International;

•	Forever Living Products, Inc.;

•	Herbalife International, Inc.;

•	Mary Kay, Inc.;

•	Nature’s Sunshine Products, Inc.;

•	New Vision International;

•	Nu Skin Enterprises, Inc.;

•	Reliv, International Inc.;

•	Shaklee Worldwide; and

•	Usana Health Sciences, Inc.

The availability of independent associates decreases when other network-marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our unique patented, proprietary blend of high-quality products;

•	our 13-year track record in the business of selling nutritional products;

•	not requiring our independent associates to carry inventory or accounts receivable;

•	the benefits of our unique and financially rewarding global associate career and compensation plan;

•	our innovative, highly technological marketing and educational tools; and

•	the ease and convenience of our delivery system.

Intellectual Property

We aggressively pursue registrations for all trademarks associated with our key products and protection of our legal rights concerning our trademarks. As of December 31, 2005, we had approximately 34 trademark registrations in the United States and approximately four trademark applications pending with the United States Patent and Trademark Office. At December 31, 2005, we also had approximately 310 trademark registrations and 67 trademark applications pending in 21 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop the unauthorized use of a trademark by a third party anywhere in the United States provided the unauthorized third party user has not previously perfected its common law rights of the trademark in the specific geographic area prior to the date we register our trademark.

We have applied for patent protection in various countries to protect our formulations and use of compositions and methods that relate to our Ambrotose™ complex technology. We have been issued 20 patents in various jurisdictions. As of March 1, 2006, patents have been issued in the following jurisdictions that relate to our Ambrotose ™ complex technology: Argentina, Australia, France, Germany, Hong Kong, Ireland, Italy, Liechtenstein, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa, Republic of Korea, Spain, Switzerland, Taiwan, United States, and the United Kingdom. These patents grant us certain exclusive rights to prevent others from making, using, or selling the patented subject matter for the term of the patent. The exclusionary rights of these patents are national in scope.

We have seven pending patent applications in the United States. Four of our United States pending patents concern Ambrotose ™ complex technology, and the others are in connection with ImmunoStart®, Ambrotose AO® and our website GlycoScience.org. At December 31, 2005, we also had submitted 13 patent applications in various foreign jurisdictions in connection with Ambrotose ™ complex technology. Until a patent is approved and issued, we cannot exclude others from making, using, selling, offering to sell, or importing a product that falls within the scope of the claims in the application. We also own our domain name mannatech.com.

Associate Distribution System

Overview. Our sales philosophy is to distribute our products through a network-marketing operation where consumers purchase products for personal consumption or resale. Members purchase our products at a discounted retail value but do not participate in our global associate career and compensation plan. Independent associates purchase our products for personal consumption at a discounted wholesale value and are eligible to participate in our global associate career and compensation plan. All of our associates are independent contractors. We provide each new independent associate with policies and procedures that require our independent associates to comply with regulatory guidelines and to act in a consistent and professional manner.

Our revenues are heavily dependent upon the retention and productivity of independent associates to help us achieve long-term growth. We believe the introduction of new innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global customer purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and compensation. Total independent associates and members purchasing our products within the 12 months ended December 31, 2004 and 2005 were approximately 369,000 and 490,000, respectively.

Independent associates and members generally pay for our products via credit card, although orders can also be paid with cash, wire transfers, direct account withdrawal, money orders, and/or checks. To gain operating efficiencies, we offer a 10% discount to independent associates and a 5% discount to independent members who enroll in our automatic monthly order program. Our automatic monthly order program allows our independent associates to receive a standing order every four weeks and our members to receive a standing order once a month. Automatic monthly orders account for approximately 74% of our total orders placed during a month.

Independent Associate Development. Network-marketing consists of enrolling individuals who will build a network of independent associates, members, and retail customers who purchase products directly from us. We support our independent associates by providing an array of support services that can be tailored to meet individual needs, including:

•	offering educational meetings and corporate-sponsored events;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;

•	providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;

•	maintaining an efficient decentralized ordering and distribution system;

•	providing highly personalized and responsive order processing and customer service support that can be accessed by multiple communication channels including telephone, Internet, or e-mail;

•	offering 24-hour, seven days a week access to information and ordering through the Internet;

•	offering Success Tracker™, a customized business-building genealogy system, which contains graphs, maps, alerts, reports, alerts, and web video conferencing for our independent associates;

•	providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment; and

•	developing and maintaining an award-winning, innovative, searchable, science-based information database on the Internet, called www.GlycoScience.org, which provides education and information about various nutritional ingredients.

Together with our trained independent associates, we provide training and education for our new independent associates about our products and network-marketing. We offer a unique global orientation/training program that integrates audio, video, and graphics so that associates can customize their own individual, unique marketing and training program. This training program helps provide systematic and uniform training related to our products and our related global regulatory requirements, global associate career and compensation plan and various methods of conducting business. We also offer a variety of brochures, monthly newsletters, two magazines, and other promotional materials to associates to assist in their sales efforts, training and continuing education. We continually refresh our training and promotional materials to provide our associates with the most current information and motivational tools.

Our global associate career and compensation plan consists of ten different associate leadership achievement levels. Independent associate leadership levels from lowest to highest include:

•	active;

•	qualified;

•	regional;

•	national;

•	executive;

•	presidential;

•	bronze;

•	silver;

•	gold; and

•	platinum.

The initial leadership level is based upon the initial pack purchased by the independent associate. Thereafter, leadership levels are determined by the growth and volume of direct and indirect commissionable net sales credited to the associates’ global organization. Global commissionable net sales are calculated based on certain product and pack sales, which are assigned a product point volume. Promotional materials and training aids are not assigned any point volume. Independent associates earn points, which in turn earn commissions from their direct and indirect global product sales, as well as points for expanding their networks. This point structure is referred to as our global seamless downline structure, which allows independent associates to build their global organization by expanding their existing downlines into all international markets rather than having to establish new downlines to qualify for higher levels of commissions within each new country. Our global associate career and compensation plan is designed to comply with all applicable governmental regulations that govern the various aspects of payments to independent associates in each country.

Based upon knowledge of industry-related network-marketing compensation plans, we believe our global associate career and compensation plan remains strong in the industry and is currently among the most financially rewarding plans offered. Together, our commissions and incentives, as a percentage of net sales, range from 41% to 46% of our consolidated net sales, and we expect it to remain in the same percentage range in the future.

Our global associate career and compensation plan pays various types of commissions and incentives based upon a point system that calculates a percentage of the independent associate’s commissionable direct and indirect net sales and the attainment of certain associate leadership levels. All payments to our independent associates are made after they have earned their commissions. We believe our global associate career and compensation plan fairly compensates our independent associates at every stage of building their business by quickly rewarding an independent associate for both the breadth and depth of their global seamless downline structure.

Our global associate career and compensation plan identifies and pays 17 different types of incentive commissions to our qualified independent associates, which are based on the following:

•	generating product sales from an independent associates’ global downline and earning certain achievement levels;

•	enrolling new independent associates or members who place a product order;

•	achieving certain leadership levels and enrolling other independent associates in a downline who place a monthly automatic order;

•	obtaining certain leadership levels and developing certain leadership levels within their downline organization;

•	building a team of six qualified independent associates in their global downline who order products regularly;

•	achieving and maintaining certain leadership levels, plus an additional bonus is paid to every qualified independent associate within their downline who achieves that same leadership level; and

•	various other incentive programs, including periodic travel incentives.

Management of Independent Associates. We take an active role in monitoring our independent associates’ actions related to the sale of our products and the promotion of certain business opportunities by requiring our independent associates to abide by our policies and procedures. However, we have limited control over monitoring all of our independent associates. To aid in our monitoring efforts, we provide each independent associate with a copy of our policies and procedures upon signing up as an independent associate. We also use various media formats to distribute changes to our mandatory policies and procedures, including publishing the changes in our newsletter, posting the changes on our corporate website, and announcing policy and procedure changes on our conference calls, at educational meetings, corporate events, seminars, and on webcasts. However, we have limited control over monitoring all of our independent associates.

Our legal/compliance department, in cooperation with other departments and associates, periodically evaluates the conduct of our independent associates and the need for new and/or revised policies and procedures. Our legal/compliance program assists in maintaining high ethical standards among our independent associates, which helps our independent associates in their sales efforts. We also sponsor continuing education to ensure that our independent associates understand and abide by our policies and procedures.

To help manage our associates, our legal/compliance department periodically monitors our independent associates’ websites for content. Associates may use EthicsPoint to report non-compliant websites to the compliance department, which then further investigates such websites. In an effort to decrease the number of independent websites owned by our independent associates and to preserve and protect our trademarks, we offer a standardized personal Internet website, Mannapages™, which helps our independent associates with their sales efforts and provides consistent, standardized information and education.

Our legal/compliance program also relies upon our independent associates to self-regulate by providing a standardized complaint process. When a complaint is filed against an independent associate, our legal/compliance department conducts an investigation of the allegations by obtaining a written response from the independent associate and witness statements, if applicable. Depending on the nature of the violation, we may suspend and/or terminate the non-compliant associates’ agreement and/or may impose various sanctions, including written warnings, probation, withholding commissions, and termination of associate status.

Product Return Policy. We stand behind our products and believe we offer a reasonable and industry-standard product return policy to all of our customers. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we generally allow our independent associates and members to exchange products as long as the products are unopened and restockable. We have three product return policies. Our return policies generally include a policy for our retail customers, our members, and our independent associates.

•	Retail Customer Product Return Policy. Our retail customer product return policy allows a retail customer to return any used or unused portion of any of our products to the original independent associate who sold the product, and such associate will provide the retail customer with a full cash refund. The independent associate is required to forward proof of the retail customer’s refund to us to receive a replacement product.

•	Member Product Return Policy. Our member product return policy allows members to return an order within 30 days of the purchase date without termination or being charged a 10% restocking fee. After 30 days from the purchase date, the members may request a refund, but are charged a 10% restocking fee and may be terminated as an active member.

•	Independent Associate Product Return Policy. Our independent associate product return policy allows our independent associates to return an order within one year of the purchase date upon terminating their associate account. We may allow the independent associate to receive a full refund less a 10% restocking fee. We will only issue a refund to the independent associate if the product is returned, unopened and restockable, and is in good, reusable condition. After a refund is granted, we will terminate the associate’s account unless we caused the error or problem. Independent associates are allowed to exchange products without being charged a restocking fee and without termination of their account.

Information Technology Systems

Our information technology and e-commerce systems include a transaction-processing database, financial systems, and comprehensive management tools that are designed to:

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

To complement our transaction database, we developed a comprehensive management tool called Success Tracker™ that is used both internally and by our independent associates to manage and optimize their business organizations. With this tool, independent associates have constant access to graphs, maps, alerts, and reports on the status of their individual organizations, which helps to optimize their earnings.

We also maintain a service continuity disaster recovery plan to minimize the risk of loss due to any interruption in business. Our disaster recovery plan encompasses all critical aspects of our business and identifies contacts, resources, and an actual plan. Additionally, we perform daily backup procedures and proactively monitor various software, hardware, and network infrastructure systems. We also perform routine maintenance procedures and periodically upgrade our software and hardware to help ensure that our systems work efficiently and effectively and minimize the risk of business interruption. In 2006, we plan to further upgrade all global business critical systems to minimize the risk of loss due to any interruption in business.

We continue to enhance our information technology, websites, and e-commerce platforms to remain competitive and efficient. During 2005, we spent approximately $20.1 million on information technology, of which approximately $8.4 million was capitalized related to computer hardware, computer software and internally developed software projects. In 2006, we plan to spend between $11.0 million to $16.0 million on our internally developed software project, which includes certain information technology projects to enhance functionality. We also plan to upgrade our web page, implement an electronic repository database, and develop and implement a new transaction-processing database to enhance and expand existing processing methodologies and data retention and provide greater efficiency for all countries.

Government Regulations

Domestic Regulations. In the United States, governmental regulations, laws, administrative determinations, court decisions, and similar legal requirements at the federal, state, and local levels regulate companies and network-marketing activities. Such regulations address, among other things:

•	direct selling and network-marketing systems;

•	transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;

•	taxation of our independent associates and requirements to collect taxes and maintain appropriate records;

•	how a company manufactures, packages, labels, distributes, imports, sells, and stores products;

•	product ingredients;

•	product claims;

•	product labels;

•	advertising; and

•	the extent to which we may be responsible for claims made by our independent associates.

The following governmental agencies regulate various aspects of our business and our products in the United States:

•	the Food and Drug Administration (“FDA”);

•	the Federal Trade Commission (“FTC”);

•	the Consumer Product Safety Commission;

•	the Department of Agriculture;

•	the Environmental Protection Agency;

•	the United States Postal Service;

•	state attorneys general offices; and

•	various agencies of the states and localities in which our products are sold.

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of foods, dietary supplements, over-the-counter drugs, and pharmaceuticals. In January 2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body”; in the regulation and its preamble, the FDA distinguished between permitted claims under the Federal Food, Drug and Cosmetic Act relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease. The FDA has also issued a proposed rule, as authorized under the Act, that would define current Good Manufacturing Practices in the manufacture and holding of dietary supplements. It is anticipated that a final rule will issue in 2006. Recent legislation required, effective January 1, 2006, specific disclosures in labeling where a food, including a dietary supplement, contains an ingredient derived from any of eight named allergens.

The Dietary Supplement Health and Education Act of 1994, referred to as DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements, and statutorily created a new class entitled “dietary supplements.” Dietary supplements include vitamins, minerals, herbs, amino acids, and other dietary substances used to supplement diets. A majority of our products are considered dietary supplements as outlined in the Federal Food, Drug and Cosmetic Act. This act requires us to maintain evidence that a dietary supplement is reasonably safe. A manufacturer of dietary supplements may make statements concerning the effect of a supplement or a dietary ingredient on the structure or any function of the body, in accordance with the regulations described above. As a result, we make such statements with respect to our products. In some cases, such statements must be accompanied by a statutory statement that the claim has not been evaluated by FDA, and the product is not intended to treat, cure, mitigate or prevent any disease, and FDA must be notified of the claim within 30 days of first use.

The FDA oversees product safety, manufacturing, and product information, such as claims on the product’s label, package inserts, and accompanying literature. The FDA has promulgated regulations governing the labeling and marketing of dietary and nutritional supplement products. The regulations include:

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

We utilize a substantiation program that involves the compilation and review of scientific literature pertinent to the ingredients contained in each of our products. We continuously update our substantiation program to expand evidence for each of our product claims and notify the FDA of certain types of performance claims made in connection with our products.

In certain markets, including the United States, specific claims made by us with respect to our products may change the regulatory status of a product. For example, a product sold as a dietary supplement but marketed as a treatment, prevention, or cure for a specific disease or condition would likely be considered by the FDA or other regulatory bodies as unapproved and thus an illegal drug. To maintain the product’s status as a dietary supplement, the labeling and marketing must comply with the provisions in DSHEA and the FDA’s extensive regulations. As a result, we have procedures in place to promote and enforce compliance by our employees related to the requirements of DSHEA, the Food, Drug and Cosmetic Act, and various other regulations. Because of the diverse scope of regulations applicable to our products, and the varied regulators enforcing these regulatory requirements, determining how to conform to all requirements is often open to interpretation and debate. As a result, we can make no assurances that regulators will not question any of our actions in the future, even though we have put continuing effort into complying with all applicable regulations.

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

Regulators such as the FTC regulate marketing practices and advertising of a company and its products. In the past several years, regulators have instituted various enforcement actions against numerous dietary supplement companies for false and/or misleading marketing practices, as well as misleading advertising of certain products. These enforcement actions have resulted in consent decrees and significant monetary judgments against the companies and/or individuals involved. Regulators require a company to convey product claims clearly and accurately, and further require marketers to maintain adequate substantiation for their claims. The FTC requires such substantiation to be competent and reliable scientific evidence. Specifically, the FTC requires a company to have a reasonable basis for the expressed and implied product claim before it disseminates an advertisement. A reasonable basis is determined based on the claims made, how the claims are presented in the context of the entire advertisement, and how the claims are qualified. The FTC’s standard for evaluating substantiation is designed to ensure that consumers are protected from false and/or misleading claims by requiring scientific substantiation of product claims at the time such claims are first made. The failure to have this substantiation violates the Federal Trade Commission Act.

International Regulations. We are also subject to extensive regulations in each country in which we operate. Currently we sell our products in Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, and Denmark. We are also in the process of registering our products in Germany. Some of the country-specific regulations include the following:

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

Regulations regarding Network-Marketing System and our Products. Our network-marketing system, which includes our global associate career and compensation plan, is subject to a number of governmental regulations including various federal and state statutes administered by the FTC, various state authorities, and foreign government agencies. The legal requirements governing network-marketing organizations are directed, in part, to ensure that product sales are ultimately made to consumers. In addition, achievement within a network-marketing company must be based on the sale of products rather than compensation for the recruitment of associates, investments in the organization, or other non-retail sales-related criteria. For instance, various states or provinces limit the amount associates may earn from commissions on sales by other associates that are not directly sponsored by the associate. Prior to expanding our operations into any foreign jurisdictions, we must first obtain regulatory approval for our network-marketing system in jurisdictions requiring such approval. To help ensure regulatory compliance, we also rely on the advice of our outside legal counsel and regulatory consultants in each specific country.

We are also subject to regulatory oversight of the attorneys general of several states. Each state has specific acts referred to as Little FTC Acts. Each state act is similar to the requirements of the federal laws. As a result, each state may perform its own inquiries about our organization and business practices, including allegations related to our independent associates. To combat such risk, we provide our published associate policies and procedures to each independent associate and provide various educational seminars and publications, as well as maintain a legal/compliance department that investigates allegations of improper conduct by our independent associates.

In Canada, our network-marketing system is regulated by both national and provincial laws. Under Canada’s Federal Competition Act, we must make sure that any representations relating to compensation to our independent associates or made to prospective new independent associates constitute fair, reasonable, and timely disclosure and that such representations meet other legal requirements of the Federal Competition Act. Our global associate career and compensation plan has been reviewed by the appropriate Canadian authorities, and we have not received any objections to the provisions of our plan. Any future changes to the plan will require additional review by the appropriate Canadian authorities. All Canadian provinces and territories, other than Ontario, have legislation requiring that we register or become licensed as a direct seller within that province to maintain the standards of the direct selling industry and to protect consumers. Some provinces require that both we and our independent associates be licensed as direct sellers. As a result, we believe we hold the required provincial and territorial direct sellers’ licenses to legally conduct business in Canada.

In Australia, our network-marketing system is subject to Australia’s federal and state regulations. Our global associate career and compensation plan is designed to comply with Australian law and the requirements of Australia’s Trade Practices Act. The Australian Trade Practices Administration and various other governmental entities regulate our business and trade practices, as well as those of our independent associates. Australia’s Therapeutic Goods Act, together with the Trade Practices Act, regulates any claims or representations relating to our products and our global associate career and compensation plan. In 2006, the governments of Australia and New Zealand plan to implement the Joint Therapeutic Agency, which will regulate all medicines, including dietary supplements, using a risk-based approach, which is similar to the current Australian Therapeutic Goods regime. This harmonization of laws and regulatory bodies is anticipated to provide a more consistent approach to dietary supplement laws between the two countries.

In the United Kingdom, our network-marketing system is subject to national regulations of the United Kingdom. Our global associate career and compensation plan is designed to comply with the United Kingdom’s national requirements, the requirements of the Fair Trading Act of 1973, the Data Protection Act of 1998, and the Trading Schemes Regulations of 1997. The U.K. Code of Advertising and Sales Promotion regulates our business and trade practices and the activities of our independent associates, while the Trading Standards Office regulates any claims or representations relating to our operations. Our products are regulated by the Medicines and Healthcare Products Regulatory Agency.

In Japan, our network-marketing system, overall business operations, trade practices, global associate career and compensation plan, and our independent associates are governed by Japan’s Door-to-Door Sales Law as enacted in 1976 by the Ministry of International Trade and Industry. Our global associate career and compensation plan is designed to meet Japan’s governmental requirements. Our product claims are subject to the Pharmaceutical Affairs Law, which prohibits the making and publication of “drug effectiveness” claims regarding products that have not received approval from Japan’s Ministry of Health, Welfare and Labor.

In New Zealand, our network-marketing system and our operations are subject to certain regulations of the Commerce Commission and the Ministry of Health, New Zealand Medical Devices Safety Authority, the Unsolicited Goods Act of 1975, the Privacy Act of 1993, and the Fair Trading Act of 1993. These regulations enforce specific kinds of business or trade practices and regulate the general conduct of network-marketing companies. The Commerce Commission also enforces the Consumer Guarantees Act, which establishes specific rights and remedies with respect to transactions involving the provisions of goods and services to consumers. Finally, the New Zealand Commerce Commission and the Ministry of Health both enforce the Door-to-Door Sales Act of 1967 and the NZ Medicines Act, which governs the conduct of our independent associates.

In the Republic of Korea, the primary body of law applicable to our operations is the Door-to-Door Sales Act, which governs the behavior of multi-level marketing companies and distributors who are affiliated with such companies. The Door-to-Door Sales Act is enforced by the Fair Trade Commission. In the Republic of Korea, we believe our products are categorized as health and functional foods and are regulated by the newly enacted Health and Functional Food Act of 2004. The Korea Food and Drug Administration is currently finalizing the standard and criteria for health and functional foods including defining the requirements for functional foods and acceptable ingredients.

In Taiwan, our network marketing system, overall operations and trade practices are governed by the Fair Trade Law and the Consumer Protection Law. Such laws contain a wide range of provisions covering trade practices. Our products are governed by the Taiwan Department of Health and various legislation in Taiwan including the Health Food Control Act of 1999. This Act was enacted to enhance the management and supervision of matters relating to health, food, protecting the health of people of the republic and safeguarding the rights and interests of consumers.

In Denmark, the notion of door-to-door selling is generally prohibited. As a result, under Danish law, the trader is not allowed to contact the consumer at his home, place of work, or other non-public place in order to conclude a contract on certain subjects. However, the general prohibition has an exemption when the consumer asks the trader for a contract in writing or upon prior consent, which must also be in writing. In addition, the Danish Marketing Practices Act and the rules contained in the Danish Consumer Contracts Act govern our network-marketing system. In addition, there is no specific ban on our products in Denmark; however, certain medical products, such as vitamins and slimming preparations must have approval by the Danish Health Board before they can be sold. Further, the rules for marketing and sales of dietary supplements are covered by the Danish Executive Order on Dietary Supplements, as well as by the Danish Act on Foodstuffs. Finally, Denmark subjects the marketing of a company’s food supplements to a notification procedure or a pre-market approval process before a product may be lawfully marketed or sold in Denmark.

In Germany, there is no specific legal regulation covering multi-level marketing company practices. However, under certain circumstances multi-level marketing systems may have to follow the German Unfair Competition Act. Our independent associates’ conduct will be subject to the German statute that governs the conduct of a commercial agent. In addition, direct selling operations are governed by the Industrial Code, which requires direct sellers to hold itinerant trader’s cards.

Other Regulations. Our operations are also subject to a variety of other regulations, including:

•	social security taxes;

•	value added taxes;

•	goods and services taxes;

•	sales taxes;

•	consumption taxes;

•	income taxes;

•	customs duties;

•	employee/independent contractor regulations;

•	employment and severance pay requirements;

•	import/export regulations; and

•	antitrust laws.

In many markets, we are limited by the types of rules we can impose on our independent associates, including rules in connection with cooling off periods and termination criteria. If we do not comply with these requirements, we may be required to pay social security, unemployment benefits, workers’ compensation, or other tax or tax-type assessments on behalf of our independent associates and may incur severance obligations if we terminate one of our independent associates.

In some countries, including the United States, we are also governed by regulations concerning the activities of our independent associates. Regulators may find that we are ultimately responsible for the conduct of our independent associates and may request or require that we take additional steps to ensure that our independent associates comply with these regulations. The types of conduct governed by these types of regulations may include:

•	claims made about our products;

•	promises or claims of income or promises or claims by our independent associates; and

•	sales of products in markets where the products have not been approved or licensed.

In some markets, including the United States, improper product claims by independent associates could result in our products being overly scrutinized by certain regulatory authorities. This review could result in our products being re-classified as drugs or classified into another product category that requires stricter regulations or labeling changes.

We continuously research and monitor the laws governing the conduct of our independent associates, our operations, our global associate career and compensation plan, and our products and sales aids within each of the countries in which we sell our products. We try to educate our independent associates about acceptable business conduct in each market through our policies and procedures for independent associates’, seminars, and other training materials and programs. However, we cannot guarantee that our independent associates will always abide by our policies and procedures and/or act in a professional and consistent manner.

Employees

We employed a total of 485 people around the world at December 31, 2005 as set forth below:

	United States*	Australia	United Kingdom	Japan	Republic of Korea	Taiwan	Total
2005	353	44	29	21	18	20	485
2004	290	43	19	23	13	—	388

*	includes 9 executives.

These numbers do not include our independent associates, who are independent contractors and are not considered our employees. Our employees are not unionized, and we believe we maintain a good relationship with our employees.

Item 1A. Risk Factors

In addition to the other risks described in this report, the following risk factors should be considered in evaluating our business and future prospects:

1. If we are unable to attract and retain independent associates, our business may suffer.

Our future success depends largely upon our ability to attract and retain a large active base of independent associates and members who purchase and sell our products. We cannot give any assurances that the productivity of our independent associates and members will continue at their current levels or increase in the future. Several factors affect our ability to attract and retain a significant number of independent associates and members, including:

•	on-going motivation of our independent associates;

•	general economic conditions;

•	significant changes in the amount of commissions paid;

•	public perception and acceptance of the wellness industry;

•	public perception and acceptance of network-marketing;

•	public perception and acceptance of us and our products;

•	the limited number of people interested in pursuing network-marketing as a business;

•	our ability to provide proprietary quality-driven products that the market demands; and

•	competition in recruiting and retaining active independent associates.

2. If we incur substantial liability from litigation, complaints, or enforcement actions resulting from misconduct by our independent associates, our financial condition could suffer.

Although we use various means to address misconduct by our independent associates, including maintaining policies and procedures to govern the conduct of our independent associates and conducting training seminars, it is still difficult to detect and correct all instances of misconduct. Violations of our policies and procedures by our independent associates could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or foreign regulatory authorities against us and/or our independent associates. Because we have expanded into foreign countries, our policies and procedures for our independent associates differ due to the different legal requirements of each country in which we do business. Litigation, complaints, and enforcement actions involving us and our independent associates could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our business, profitability and growth prospects. Periodically, regulatory agencies have inquired about certain complaints regarding our independent associates, and we have always cooperated with such inquiries and investigations.

3. If we are unable to protect our proprietary rights of our products, our business could suffer.

Our success and competitive position largely depends on our ability to protect the following proprietary rights:

•	Ambrotose ™ complex, a glyconutritional dietary supplement ingredient consisting of a blend of plant polysaccharides and used in the majority of our products;

•	Ambroglycin®, a balanced food-mineral matrix ingredient developed to use the latest food science technology to provide various dietary supplements to the body and used in Glycentials® and Catalyst™; and

•	MTech AO Blend™, our proprietary, patent-pending antioxidant used in Ambrotose AO®.

We have filed patent applications for Ambrotose ™ complex in the United States and certain other countries, and as of March 1, 2006, we have received 20 patents for Ambrotose ™ complex issued in the United States and 19 various foreign countries. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our patent protection for Ambrotose ™ complex will be denied or that the patent protection we are granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we diligently protect our proprietary rights to minimize this risk. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

4. If our business or our products are the subject of adverse publicity, our business could suffer.

Our business depends, in part, upon the public’s perception of our integrity and the safety and quality of our products. Any adverse publicity could negatively affect the public’s perception and could result in a significant decline in our operations and the number of our independent associates. Specifically, we are susceptible to adverse publicity regarding:

•	the nutritional supplements industry;

•	competitors;

•	the safety and quality of our products and ingredients;

•	regulatory investigations of our products or competitors’ products;

•	the actions of our independent associates and the management of our independent associates; and

•	the direct selling and network-marketing industry.

5. If we are exposed to product liability claims, we may be liable for damages and expenses, which could affect our financial condition.

We could face financial liability due to product liability claims if the use of our products results in significant loss or injury. We make no assurances that we will not be exposed to any substantial future product liability claims. Such claims may include claims that our products contain contaminants, that we provide our independent associates and consumers with inadequate instructions regarding product use, or that we provide inadequate warnings concerning side effects or interactions of our products with other substances. We believe that our suppliers and manufacturers maintain adequate product liability insurance coverage. However, a future product liability claim could exceed the amount of insurance coverage or could be excluded under the terms of an existing insurance policy, which could adversely affect our future financial condition.

In 2003, the FDA banned the use of ephedra. However, in 2002, we voluntarily discontinued the sale of our products containing ephedra, which included two of our products, GlycoLEAN® Body System Accelerator™ and MVP. In 2002, we voluntarily reformulated our GlycoLEAN® Body System Accelerator™ to include a non-ephedra ingredient and introduced GlycoLEAN® Body System Accelerator 2™ and discontinued selling MVP. None of our other products have ever contained ephedra. During 2002, aggregate sales for our discontinued products related to ephedra, were $1.2 million, which accounted for 0.9% of our consolidated net sales for the year ended December 31, 2002.

In recent years a discovery of Bovine Spongiform Encephalopathy (“BSE”), commonly referred to as “Mad Cow Disease” has caused concern among the general public. As a result, some countries have banned the importation or sale of products that contain bovine materials sourced from locations where BSE has been identified. We have certain products that use a beef-based gelatin capsule. All of our gelatin capsules are currently produced in the United States or in Australia, which are considered BSE-free countries, although a few cases have been identified in the United States. Nonetheless, we voluntarily began to switch certain of our production to utilize non-bovine gelatin capsules that are vegetable-based rather than beef-based in certain of our capsule products and are considering using vegetable-based capsules in all such products. However, future government action could require companies to use vegetable-based capsules, and if required, the costs of vegetable-based capsules could increase our costs as compared to the costs of bovine-based capsules. The higher costs could affect our financial condition, results of operations, and our cash flows.

6. If our outside suppliers and manufacturers fail to supply products in sufficient quantities and in a timely fashion, our business could suffer.

Outside manufacturers make all of our products. During 2004 and 2005, our manufacturers and we collectively purchased approximately, 47% and 33%, respectively, of a supplier’s supply of Manapol® and purchased 100% for both years of a supplier’s Australia Plum Powder, which is used in our Ambrotose AO® product. We also purchased approximately 30% and 39%, respectively of a manufacturer’s production of finished products for the years ended December 31, 2004 and 2005, respectively. Our profit margins and timely product delivery are dependent upon the ability of our outside suppliers and manufacturers to supply us with products in a timely and cost-efficient manner. Our ability to enter new markets and sustain satisfactory levels of sales in each market depends upon the ability of our outside suppliers and manufacturers to produce the ingredients and products and to comply with all applicable regulations. As a precaution, we have approved alternate suppliers and manufacturers for our products. However, the failure of our primary suppliers or manufacturers to supply ingredients or produce our products could adversely affect our business operations.

We believe we have dependable suppliers for all of our ingredients and that we have identified alternative sources for all of our ingredients except Arabinogalactan, which is a component of our proprietary compound. Although we maintain good relationships with our suppliers and could produce or replace certain of our ingredients if our suppliers are unable to perform, any delay in replacing or substituting such ingredients could affect our business.

7. The global nutrition industry is intensely competitive and the strengthening of any of our competitors could harm our business.

The global nutrition industry is intensely competitive. We also compete for independent associates with other network-marketing companies outside the global nutrition industry. Many competitors have greater name recognition and financial resources, which may give them a competitive advantage. Our competitors may also be able to devote greater resources to marketing, promotional, and pricing campaigns that may influence our continuing and potential independent associates and members to buy products from competitors rather than from us. Such competition could adversely affect our business and current market share.

8. If our network-marketing activities do not comply with government regulations, our business could suffer.

Vast arrays of governmental agencies regulate network-marketing activities. A government agency’s determination that our business and/or our independent associates have significantly violated a law or regulation could adversely affect our business. The laws and regulations regulating network-marketing generally intend to prevent fraudulent or deceptive schemes. Our business faces constant regulatory scrutiny due to the interpretive and enforcement discretion given to regulators, periodic misconduct by our independent associates, adoption of new laws or regulations, and changes in the interpretation of new or existing laws or regulations. In the past, we have experienced inquiries regarding specific independent associates and have complied and cooperated with all regulatory agencies in connection with such inquiries.

9. If government regulations regarding network-marketing systems change or if interpreted or enforced in a manner adverse to our business, we may be subject to new enforcement actions and material limitations regarding our business operations.

Our network-marketing system is always subject to extensive governmental regulations, including foreign, federal, and state regulations regarding network-marketing companies. Any detrimental change in legislation and regulations could affect our business. Furthermore, significant penalties could be imposed upon us for failure to comply with various statutes or regulations. Violations may result from:

•	misconduct by our independent associates;

•	ambiguity in statutes;

•	regulations and related court decisions;

•	the discretion afforded to regulatory authorities and courts interpreting and enforcing laws; and

•	regulations affecting our business.

10. If we violate various governmental regulations or fail to obtain necessary regulatory approvals, our operations could be adversely affected.

Our operation is subject to extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints at the federal, state, and local levels in our domestic and foreign markets. These regulations primarily involve the following:

•	the formulation, manufacturing, packaging, labeling, distribution, importation, sale, and storage of our products;

•	the health and safety of food and dietary supplements;

•	trade practice laws and network-marketing laws;

•	our product claims and advertising by our independent associates;

•	our network-marketing system;

•	pricing restrictions regarding transactions with our foreign subsidiaries or other related parties and similar regulations that affect our level of foreign taxable income;

•	the assessment of customs duties;

•	further taxation of our independent associates, which may obligate us to collect additional taxes and maintain additional records; and

•	export and import restrictions.

Any unexpected new regulations or changes in existing regulations could significantly restrict our ability to continue operations, which could adversely affect our business. For example, changes regarding health and safety, and food and drug regulations for our nutritional products could require us to reformulate our products to comply with such regulations.

In some foreign countries, nutritional products are considered foods, while other countries consider them drugs. Future health and safety, or food and drug, regulations could delay or prevent our introduction of new products or suspend or prohibit the sale of existing products in a given country or marketplace. In addition, if we expand into other foreign markets, our operations or products could also be affected by the general stability of foreign governments and the regulatory environment relating to network-marketing and our products. If our products are subject to high customs duties, our sales and competitive position could suffer as compared to locally produced goods. Furthermore, import restrictions in certain countries and jurisdictions could limit our ability to import products from the United States.

11. If our international markets are not successful, our business could suffer.

We currently operate in the international markets of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, and Denmark. We are also registering our products in Germany. Nonetheless, our international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If we do not adequately address such issues, our international markets may not meet growth expectations. Our international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

•	inflation;

•	the renegotiation or modification of various agreements;

•	increases in custom duties and tariffs;

•	changes and limits in export controls;

•	government regulations and laws;

•	trademark availability and registration issues;

•	changes in exchange rates;

•	changes in taxation;

•	wars and other hostilities; and

•	changes in the perception of network-marketing.

Any negative changes related to these factors could adversely affect our business, profitability, and growth prospects. Furthermore, changes in our distribution channels may force us to invest significant time and money related to our distribution and sales to maintain our position in certain international markets.

12. If our information technology system fails, our operations could suffer.

Our business is heavily dependent upon our information technology infrastructure to effectively manage and operate many of our key business functions, including:

•	order processing;

•	customer service;

•	product distribution;

•	commission processing;

•	cash receipts and payments; and

•	financial reporting.

Although we maintain an extensive disaster recovery program, a long-term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business.

13. Currency exchange rate fluctuations could lower our revenue and net income.

In 2004 and 2005, we recognized 34.6% and 33.4%, respectively, of our net sales in markets outside of the United States. In preparing our consolidated financial statements, various financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar strengthens relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. However, to help mitigate this risk, our management monitors applicable exchange rates. To date we have not entered into any hedging contracts or participated in any hedging or derivative activities.

14. Our stock price could fluctuate significantly.

The price of our common stock is subject to sudden and material increases and decreases. Decreases could adversely affect investments in our common stock. The price of our common stock and the price at which we could sell securities in the future could significantly fluctuate in response to:

•	broad market fluctuations and general economic conditions;

•	fluctuations in our financial results;

•	future securities offerings;

•	changes in the market’s perception of our products or our business;

•	governmental regulatory actions;

•	the outcome of any lawsuits;

•	financial and business announcements made by us or our competitors; and

•	the general condition of the economy and industry.

In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies. The changes often appear to occur without regard to specific operating performance. The price of our common stock in the open market could fluctuate based on factors that have little or nothing to do with us or that are outside of our control.

15. Certain shareholders, directors, and officers own a significant amount of our stock, which could allow them to influence corporate transactions and other matters.

As of December 31, 2005, our directors and executive officers, collectively with their families and affiliates, beneficially owned approximately 40.5% of our total outstanding common stock. As a result, if any of these shareholders choose to act together based on their current share ownership, they may be able to control a significant amount of shares of our stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

16. We have implemented anti-takeover provisions that may help discourage a change of control.

Certain provisions in our articles of incorporation, bylaws, and the Texas Business Corporation Act help discourage unsolicited proposals to acquire our company, even if the proposal may benefit our shareholders. Our articles of incorporation authorize the issuance of preferred stock without shareholder approval. Our Board of Directors has the power to determine the price and terms of any preferred stock. The ability of our Board of Directors to issue one or more series of preferred stock without shareholders’ approval could deter or delay unsolicited changes of control by discouraging open market purchases of our common stock or a non-negotiated tender or exchange offer for our common stock. Discouraging open market purchases may be disadvantageous to our shareholders who may otherwise desire to participate in a transaction in which they would receive a premium for their shares.

In addition, other provisions may also discourage a change of control by means of a tender offer, open market purchase, proxy contest or otherwise. Our charter documents provide for three classes of directors on our Board of Directors with members of each class serving staggered three year terms. Also, the Texas Business Corporation Act restricts, subject to exceptions, business combinations with any “affiliated shareholder.” Any or all of these provisions could delay, deter or help prevent a takeover of our company and could limit the price investors are willing to pay for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size		Original term	Expiration date

Coppell, Texas (corporate headquarters)	110,000	sq. feet	10 years	December 2017

Coppell, Texas (distribution center) (1)	75,000	sq. feet	10 years	December 2017

St. Leonards, Australia (Australian headquarters)	9,000	sq. feet	5 years	March 2008

Didcot, Oxfordshire (U.K. headquarters and distribution center)(2)	16,000	sq. feet	5 years	July 2009

Minato-ku, Tokyo, Japan (Japanese headquarters)	1,000	sq. meters	2 years	November 2006

Kangnam-gu, Seoul, Korea (South Korea headquarters)	1,400	sq. meters	3 years	June 2007

Taipei, Taiwan (Taiwan headquarters)	250	pings	3 years	October 2007

(1)	Our United States distribution facility is capable of filling 18,000 orders per day and is currently operating at 40% of full capacity.
(2)	Our United Kingdom distribution facility is capable of filling 1,500 orders per day and is currently operating at 18% of full capacity.

We contract with several third parties for distribution and fulfillment operations for our international operations. We believe our leased facilities are adequate for our projected operations. Our third party contract distribution operations and the current operating capacity as of December 31, 2005 include the following:

Location	Square feet	Orders per day capacity	Current Operating capacity
Calgary, Alberta	3,400	2,000	25%
Wetherill Park, NSW, Australia	10,000	3,000	27%
Ohta-Ku, Tokyo, Japan	3,200	1,500	49%
Ganseo-ku, Seoul, Republic of Korea	2,600	1,000	30%
Taoyuan City, Taiwan	2,500	200	20%

Item 3. Legal Proceedings

We have been sued in three securities class action lawsuits in the United States District Court for the District of New Mexico.

•	First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against us and Mr. Samuel L. Caster, our Chief Executive Officer, in the United States District Court for the District of New Mexico, on behalf of himself and all others who purchased or otherwise acquired our common stock between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby.

•	Second, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against us, Mr. Caster, Mr. Terry L. Persinger, our President and Chief Operating Officer, and Mr. Stephen D. Fenstermacher, our Chief Financial Officer.

•	Third, on September 5, 2005, Mr. Michael Bruce Zeller filed a class action lawsuit against us, Mr. Caster, Mr. Persinger, and Mr. Fenstermacher.

The allegations in these class action lawsuits are substantially identical. The complaints allege we violated Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, alleging that defendants artificially inflated the value of our common stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of our products during the purported class period.

On December 12, 2005, the Court granted a motion to consolidate the three putative class action lawsuits. These lawsuits have been consolidated into the civil action styled “In re Mannatech, Incorporated Securities Litigation.” Also, on January 4, 2006, the Court granted a motion in the consolidated putative class action lawsuit to appoint “The Mannatech Group,” consisting of Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John C. Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, as lead plaintiffs. The January 4, 2006 court order also appointed the law firms Lerach Coughlin Stoia Geller Rudman & Robbins LLP as lead counsel, and Freedman Boyd Daniels Hollander & Goldberg, P.A. as liaison counsel, for the putative class. On March 3, 2006, the plaintiffs in the consolidated cases filed a Consolidated Class Action Complaint for Securities Fraud. We have sixty days in which to file a response.

We have also been sued in three shareholder derivative lawsuits.

•	First, on October 18, 2005, a shareholder derivative lawsuit was filed by Norma Middleton, Derivatively and on Behalf of Nominal Defendant, Mannatech, Incorporated v. Samuel L. Caster, Terry L. Persinger, Donald A. Buchholz, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, and Patricia A. Wier, in the United States District Court for the Northern District of Texas, Dallas Division.

•	Second, on January 11, 2006, a shareholder derivative action was filed by Kelly Schrimpf, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated v. Samuel L. Caster, Terry L. Persinger, Steven W. Lemme, and Stephen D. Fenstermacher in the 162nd District Court of Dallas County, Texas.

•	Third, on January 13, 2006, a shareholder derivative action was filed by Frances Nystrom, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated v. Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, John Stuart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, and Donald A. Buchholz in the United States District Court for the Northern District of Texas.

Each of these shareholder derivative lawsuits makes allegations similar to the allegations of the shareholder class action litigation described above. Our independent directors have appointed a Special Litigation Committee to review these matters and determine the proper corporate response. On February 22, 2006, we filed a Motion Requesting Stay of Derivative Proceedings Pending Inquiry into Plaintiffs Claims in the Schrimpf lawsuit. On March 2, 2006, we and the individual defendants subsequently filed Defendants Motion to Dismiss, Plea in Abatement, Motion to Stay and, Subject Thereto, Original Answer. These motions are pending, as are our motions to stay and consolidate the Middleton and Nystrom lawsuits.

Plaintiffs in the consolidated putative class actions and in the shareholder derivative actions seek an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees.

In response to these actions, we believe we have retained experienced securities litigation counsel to vigorously defend us and our officers and directors. We also believe this type of litigation is inherently unpredictable. It should be noted that a court must certify a class before a case can proceed as a class action lawsuit and that the determination has not been made in the consolidated securities cases. We believe these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. It is not possible at this time to predict whether we will incur any liability, or to estimate the damages or the range of damages, if any, that we might incur in connection with any of these above mentioned securities and derivative lawsuits.

On September 19, 2005, the Court dismissed the lawsuit filed in the Superior Court of California, County of Los Angeles by Ms. Chie Sasaki against us, Mr. Samuel Caster, and Ms. Victoria Arcadi, an independent associate. The lawsuit alleged intentional and negligent infliction of emotional distress, intentional and negligent misrepresentation, invasion of privacy, and unfair competition based on the publication of photographs of Ms. Sasaki’s son by one of our independent associates. We paid $750,000 as part of a confidential settlement and release and agreed to cease all references to the Sasaki child.

On July 8, 2005, the Australian Therapeutic Goods Administration (“TGA”) notified us regarding a new complaint made by an Australian independent associate related to certain therapeutic claims to promote our products. In response to this complaint, we conducted an investigation and disciplined our independent associate, developed plans for continuing education and compliance training for our independent associates and notified the TGA of our actions and received written compliance confirmation from the TGA that it considered our actions acceptable and as a result, we consider this matter closed.

In October 1997, we filed a Notice of Objection to the issuance of a registered trademark issued to IntraCell Nutrition, Inc., which had filed a trademark application for the name “Manna.” On May 19, 2000, our Notice of Opposition was rejected. To date, no infringement action has been filed against us by IntraCell. If IntraCell brings any infringement action against us, a negative determination could adversely affect our business, results of operations, financial condition, and liquidity.

On February 25, 2005, as part of our worldwide enforcement efforts of our intellectual property rights, we filed a patent infringement lawsuit in the High Court, Chancery Division, Patents Court, London, seeking a permanent injunction and certain damages against BION, Inc. and its principal Mr. Veilis Boye, claim no. HC05C00436. We alleged infringement of certain claims of our European Patent (UK) No. 0 923 383. This case is still pending.

We also have several pending claims incurred in the normal course of business. In the opinion of management, such claims can be resolved without any material affect on our consolidated financial condition, results of operations, or our cash flows.

We maintain certain liability insurance in amounts we believe are adequate. However, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by our insurance policies, and our insurance carriers could refuse to cover certain of these claims in whole or in part.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock. On February 12, 1999, we completed our initial public offering and on February 16, 1999, our common stock began trading on the NASDAQ National Market under the symbol “MTEX.” As of March 6, 2006, the total number of outstanding shares of our common stock was 26,765,364 and the closing price on such date was $12.98. Below are the high and low sales prices of Mannatech’s common stock as reported on the NASDAQ National Market for each quarter of the fiscal years ended December 31, 2004 and 2005:

	Low	High
2004:
First Quarter	$8.52	$15.08
Second Quarter	$9.26	$12.76
Third Quarter	$8.75	$14.92
Fourth Quarter	$13.75	$23.99
2005:
First Quarter	$17.31	$26.10
Second Quarter	$11.64	$21.10
Third Quarter	$9.87	$19.50
Fourth Quarter	$8.17	$15.45

Holders. As of March 6, 2006, there were approximately 4,000 shareholders of record who held approximately 30% of our common stock directly and approximately 160 security brokers and dealers who held approximately 70% of our common stock on behalf of approximately 13,000 shareholders.

Dividends. We did not pay any dividends in 2003. In 2004 and 2005, we declared and paid the following dividends for our common stock:

Declared date	Date of record	Date paid	Dollar amount paid per common share
January 21, 2004	February 20, 2004	March 12, 2004	$0.10
August 24, 2004	September 13, 2004	October 4, 2004	$0.10
November 9, 2004	December 1, 2004	January 10, 2005	$0.07
March 9, 2005	April 1, 2005	April 15, 2005	$0.07
June 14,2005	July 1, 2005	July 18, 2005	$0.07
September 13, 2005	September 30, 2005	October 19, 2005	$0.07
November 11, 2005	December 12, 2005	January 9, 2006	$0.08

In 2006, our Board of Directors expects to continue to pay a dividend, while continuing to periodically reevaluate our dividend policy based on our ongoing consolidated results of operations, financial condition, cash requirements, and other relevant factors. Any payment of dividends is also subject to certain limitations under the Texas Business Corporation Act.

Stock Options

The following table provides information as of December 31, 2005 about our common stock that may be issued upon the exercise of stock options under all of our existing stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,236,536	$6.09	435,704

Equity compensation plans not approved by shareholders	—	$—	—

Total	1,236,536	$6.09	435,704

Sales of Unregistered Securities.

None.

Uses of Proceeds from Registered Securities.

None.

Issuer Purchases of Equity Securities

On June 30, 2004, our Board of Directors authorized us to repurchase, in the open market, up to 1.3 million shares of our outstanding common stock to help manage any dilutive effects. As of December 31, 2005, there was 719,501 shares remaining authorized, if needed, to purchase our stock in the open market. The following table presents information with respect to those purchases of our common stock made during the three months ended December 31, 2005.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 2005	207,023	$9.66	207,023	719,501
November 2005	—	$ —	—	719,501
December 2005	—	$ —	—	719,501

Item 6. Selected Financial Data

The Selected Financial Data set forth below for each of the five years ended December 31, have been derived from and should be read in conjunction with (A) Our Consolidated Financial Statements and related notes set forth in Item 15 of this report, beginning on page F-1, and (B) Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Item 7 of this report.

	Year Ended December 31,
	2001(2)	2002	2003 (3)	2004(4)	2005(5)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$128,736	$140,948	$191,019	294,508	$389,383
Gross profit	$53,218	$57,172	$80,558	$117,430	$159,204
Income (loss) from operations	$(3,924)	$2,978	$11,592	$26,537	$45,610

Net income (loss)	$(3,660)	$1,888	$8,790	$19,552	$28,647

Earnings (Loss) Per Common Share:
Basic	$(0.15)	$0.08	$0.34	$0.74	$1.06

Diluted	$(0.15)	$0.07	$0.34	$0.71	$1.03

Weighted-Average Common Shares Outstanding:
Basic	24,730	25,135	25,494	26,436	26,990

Diluted	24,730	25,265	26,175	27,491	27,771

Other Financial Data:
Capital expenditures (1)	$1,316	$1,008	$932	$7,241	$13,114

Dividends declared per common share	$—	$—	$—	$0.27	$0.29

Consolidated Balance Sheet Data:
Total assets	$33,143	$34,816	$60,023	$98,346	$122,795

Long-term obligations, excluding current portion	$950	$158	$497	$2,218	$4,964

(1)	Capital expenditures include assets acquired through capital lease obligations of $25 in 2002 and $40 in 2003.
(2)	We recorded severance charges of $3.4 million related to the resignation of certain executive officers including Mr. Cobb, Ms. Varner, and Mr. Charles Fioretti.
(3)	We recorded severance charges of $2.0 million related to the resignation of Mr. Henry, our former Chief Executive Officer, and Mr. Wayment, our former Senior Vice President of Marketing, as well as other employees. In addition, we recorded non-cash accounting charges of $1.5 million related to modifying the terms of these former employees’ stock options.
(4)	We recorded a non-cash charge of $3.0 million related to the indirect benefit of Mr. Caster’s, our Chief Executive Officer and Chairman, sale of 180,000 shares of his Company common stock to a former employee, Dr. Reg McDaniel, in a private sale for a price below the fair market value. Additionally, we recognized a tax benefit of $2.3 million associated with the release of our valuation allowance related to our deferred tax assets for our Japan operations.
(5)	We capitalized $12.1 million costs related to our internally developed software projects, some of which we expect to be completed in the third quarter of 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the three years ended December 31, 2003, 2004, and 2005. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements and related Notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

Company Overview

Since November 1993, we have developed innovative, high-quality, proprietary nutritional supplements, topical products, and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, and Denmark. We have also filed for registration of our products in Germany. Denmark is serviced by our United Kingdom subsidiary, which also will service Germany. Our New Zealand operation is serviced by our Australian subsidiary. Our Australian and United Kingdom subsidiaries each operate as limited-risk service providers for the United States parent. The United States parent owns all of the sales and inventories, and accrues all commissions and cost of sales in New Zealand, Australia, United Kingdom and Denmark. The parent pays the limited-risk service providers a management fee for processing and shipping orders in Australia, New Zealand, the United Kingdom, and Denmark.

We operate as a single segment and primarily sell our products through a network of approximately 490,000 independent associates and members who have purchased our products and/or packs within the last 12 months, which we refer to as current independent associates and members. We operate as a seller of nutritional supplements through our network-marketing distribution channels operating in nine different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and by products. Each of our subsidiaries sells the same type of products and possesses similar economic characteristics, such as selling prices and gross margins.

For the year ended December 31, 2005, our operations outside of the United States accounted for approximately 33.4% of our consolidated net sales, whereas in the same period in 2004, our operations outside of the United States accounted for approximately 34.6% of our consolidated net sales. Consolidated net sales by country in dollars and as a percentage of total consolidated net sales for the years ended December 31, 2003, 2004, and 2005 are as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	For the Year Ended December 31, 2003		For the Year Ended December 31, 2004		For the Year Ended December 31, 2005
	(in millions)
Country
United States	$127.8	67.0%	$192.5	65.4%	$259.4	66.6%
Canada	$16.7	8.7%	$22.2	7.5%	$28.0	7.2%
Australia	$15.6	8.2%	$30.6	10.4%	$35.7	9.2%
United Kingdom	$5.0	2.6%	$10.5	3.6%	$8.9	2.3%
Japan	$18.6	9.7%	$24.5	8.3%	$35.4	9.1%
New Zealand	$7.3	3.8%	$12.9	4.4%	$14.6	3.7%
Republic of Korea*	$—	—%	$1.3	0.4%	$4.6	1.2%
Taiwan**	$—	—%	$—	—%	$2.3	0.6%
Denmark***	$—	—%	$—	—%	$0.5	0.1%

Totals	$191.0	100%	$294.5	100%	$389.4	100%

*	Began operations in September 2004.
**	Began operations in June 2005.
***	Began operations in August 2005.

For geographical purposes, consolidated net sales primarily shipped to customers in these locations for each quarter of 2005 were as follows (in millions):

	First Quarter 2005		Second Quarter 2005		Third Quarter 2005		Fourth Quarter 2005
United States	$56	65.9%	$70	67.7%	$67	66.3%	$66	66.2%
Canada	7	7.9%	7	7.1%	7	7.0%	7	7.0%
Australia	8	9.5%	9	8.7%	9	9.3%	10	9.3%
United Kingdom	2	2.8%	3	2.3%	2	2.1%	3	2.0%
Japan	8	9.2%	9	8.8%	9	9.1%	9	9.4%
New Zealand	3	4.2%	4	4.0%	4	3.7%	3	3.2%
Republic of Korea*	1	0.5%	1	1.0%	1	1.5%	2	1.7%
Taiwan**	—	—%	0	0.4%	1	0.9%	1	0.9%
Denmark***	—	—%	—	—%	—	0.1%	0	0.3%

Total	$85	100%	$103	100%	$100	100%	$101	100%

*	Began operations in September 2004.
**	Began operations in June 2005.
***	Began operations in August 2005.

We derive our revenue from sales of our products, sales of our starter and renewal packs, and from shipping fees collected from our customers. In August 2005, we increased shipping fees charged to our customers due to an increase in shipping rates charged to us. We defer the recognition of our product and pack revenues until our customers receive their shipments. Substantially all of our product sales are made either to independent associates at published wholesale prices or to members at discounted published retail prices. We have no involvement in our products after delivery other than usual and customary product returns. Our sales mix can be influenced by any one of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	negative publicity; and

•	changes in our commission and incentive programs.

We periodically change our starter and renewal packs to meet current market demands. Each of our starter and renewal packs includes some combination of our products and promotional materials and entitles our independent associates and members to published discounts from our retail prices. We try to offer comparable packs in each country in which we conduct business; however, because each country has different regulatory guidelines, not all of our packs and products can be offered in all countries in which we operate.

For the year ended December 31, 2005, our consolidated net sales increased by $94.9 million to $389.4 million, or 32.2% as compared to 2004. This is the fourth consecutive year we have reported an annual increase in our consolidated net sales. We attribute the improvement in our net sales and operations to the following:

•	increasing our current independent associate base by 32.8%, or 121,000 additional independent associates and members, to 490,000 as of December 31, 2005 from 369,000 as of December 31, 2004;

•	increasing net sales by $2.8 million cumulatively, related to expansion into Taiwan in June 2005 and into Denmark in August 2005;

•	registering our product Ambrotose AO® in certain international markets; and

•	increasing net sales by $0.6 million related to increasing certain shipping fees charged to our customers beginning in August 2005.

We believe the increase of 121,000 independent associates and members is the continued result of enhancements to our diversified compensation plan and incentives implemented in 2002 and 2003, including the introduction of an annual travel incentive program, which is also a motivational vehicle for retaining independent associates. We designed our annual travel incentive program to allow our associates to qualify over a four to seven month period, in which associates earn certain point levels primarily from product purchases and pack sales. In addition, to qualify for the annual travel incentive, independent associates must maintain their associate positions and are prohibited from subsequently returning any qualifying packs or products, except exchanges for like-kind products and packs.

We believe our future success in increasing our net sales is dependent on the following factors:

•	continuing our product development strategy, which includes continual enhancement of existing proprietary products and the introduction of new products;

•	continuing our plans for international expansion; and

•	continuing to attract and retain independent associates by introducing new incentives, refining existing commissions and incentives, and providing additional training aids, promotional materials and technology tools.

Cost of sales consist of costs for product purchases from third-party manufacturers, cost of promotional materials sold to our independent associates, in-bound freight, and provisions for slow moving or obsolete inventories. For the year ended December 31, 2005, our inventories turned 3.5 times during the year. For the year ended December 31, 2005, inventories increased by $6.7 million, to $19.8 million compared to $13.1 million for the same period in 2004. The increase in inventories primarily related to an increase of raw materials of $4.4 million and an increase of our supply of Advanced Ambrotose™ totaling $1.4 million. The remaining increase in our inventory relates to the anticipated increase in net sales.

Commissions and incentives are heavily dependent on the sales mix and types of incentives offered. Commissions and incentives is our largest expense on our Consolidated Statement of Operations. Commissions and incentives are paid to our independent associates in accordance with our global associate career and compensation plan and are calculated using commissionable net sales. Commissionable net sales consist of finished product and pack sales. Our commissions and incentives program calculates commissions and incentives based on the following criteria:

•	an associate’s placement and position within our overall global career and compensation plan;

•	the volume of an associate’s direct and indirect commissionable sales; and

•	an associate’s achievement of certain sales levels.

Our global associate career and compensation plan allows new and continuing independent associates to build their individual global networks by expanding their existing downlines into newly formed international markets rather than requiring independent associates to establish new downlines to qualify for commissions and incentives within each new country.

Each year, we offer new travel incentives and contests that are designed to stimulate both our pack and product sales. In 2005, we had 1,500 associates qualify for the travel incentive at a total cost of approximately $4.0 million. In 2004, we had 1,200 associates qualify for our travel incentive for a total cost of $2.9 million as compared to 2003, when we had 750 associates qualify for our travel incentive at a total cost of $2.2 million. In 2006, we expect our annual travel incentive to cost between $3.8 million and $4.5 million.

We believe that our combined cost of sales and commissions and incentives should remain relatively constant at approximately 60% of our consolidated net sales.

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we review our policies related to the portrayal of our consolidated financial condition and consolidated results of operations that require the application of significant judgment by us. We also analyze the need for certain estimates, including the need for such items as inventory reserves, capitalization of software development costs, tax valuation allowances, revenue recognition and deferred revenues, accounting for stock based compensation, and contingencies and litigation. Our estimates are based on our historical experience, industry standards, and various other assumptions we believe are applicable and reasonable under the circumstances. We caution our readers that actual results could differ from our estimates under different assumptions or conditions and if circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our consolidated financial condition, our consolidated results of operations, and our cash flows. We have identified the following applicable critical accounting policies as of December 31, 2005.

Inventory Reserves

We review our inventory carrying value and compare it to the estimated fair market value. Any inventory value in excess of our estimated fair market value is written down. In addition, we review our inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and our future plans. In the future, if actual sales or our plans are less favorable than those originally projected by us, additional inventory reserves or write-downs may be required. At December 31, 2005, our inventories totaling $19.8 million included a reserve of approximately $0.4 million.

Software Capitalization

During 2004, we began the development and/or configuration of several large-scaled information technology projects that are intended to increase functionality of our operations and expand our reporting capabilities, herein referred to as internally-developed software projects. Internally-developed software projects included the establishment of a comprehensive Japanese e-commerce system, translation and application development of our Republic of Korea computer application software, and configuration of our internally-developed global re-architecture software project..

Once placed in service, we amortize our capitalized internally-developed software costs over its estimated useful life, which is usually five years. If accounting standards change, or if the capitalized software becomes obsolete, we may be required to write-off our unamortized capitalized software or accelerate the amortization period. As of December 31, 2005, we had approximately $11.7 million of unamortized capitalized software development costs included in property and equipment and construction in progress.

Tax Valuation Allowances

We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe it is more likely than not that a portion or all of our deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide an additional valuation allowance. As of December 31, 2005, our net deferred tax assets were approximately $3.8 million, which includes a valuation allowance of approximately $0.7 million related to deferred tax assets for our operations in Taiwan and the Republic of Korea.

Revenue Recognition and Deferred Revenues

We defer all of our product and pack revenues until our customers receive their shipments. We also defer a portion of our revenues from the sale of certain starter and renewal packs because of a one-year magazine subscription offered in certain of our packs. In addition, we defer the portion of revenue from each pack in which the total price of the pack exceeds the total average wholesale value of all individual components included in such packs. We amortize the deferred revenues associated with our one-year magazine subscriptions and any pack sales that exceed the total average wholesale value of the individual components included in such packs over twelve months. Although we have no immediate plans to significantly change the contents of our packs or our shipping methods, any such change in the future could result in additional revenue deferrals or could cause us to recognize our deferred revenue over a longer period of time.

Accounting for Stock-Based Compensation

Currently, we follow APB 25 and its related interpretations to account for stock options granted to our employees and board members. Under the recognition and measurement principles of APB 25, we are not required to recognize any compensation expense unless the market price of the stock exceeds the exercise price on the date of grant or the terms of the grant are subsequently modified. In December 2004, the Financial Accounting Standards Board issued FAS 123R, which is effective for the first annual reporting period beginning after June 15, 2005. We prospectively adopted FAS 123R on January 1, 2006. Under FAS 123R, we are required to measure and recognize compensation expense related to any unvested stock options granted and for all new stock options granted to our employees and board members. As such, we are required to calculate compensation expense based on the number of options expected to vest, and recognize the compensation expense in our consolidated results of operations over the stock options’ vesting period. As of December 31, 2005, we had 391,052 unvested stock options outstanding with a fair value of approximately $0.6 million. In addition, we have 435,704 stock options available to grant in the future. We believe the estimated impact on our consolidated financial position and results of operations for existing stock options outstanding at December 31, 2005 will be to record a compensation charge of approximately $0.3 million in 2006, $0.2 million in 2007, and $0.1 million in 2008.

Contingencies and Litigation

Each quarter, we evaluate the need to accrue for legal claims or assessments. The accrual evaluation is based upon our estimated amount of damages and the probability of losing any threatened legal claim. If circumstances change or if we experience an unanticipated adverse outcome of any legal action, we would be required to increase our estimated amount accrued related to any potential legal action.

Results of Operations

The following table summarizes our consolidated operating results as a percentage of net sales for each of the years indicated:

	Year Ended December 31,
	2003	2004	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	16.1	15.2	14.9
Commissions and incentives	41.7	44.9	44.2

Gross profit	42.2	39.9	40.9
Operating expenses:
Selling and administrative expenses	20.9	17.0	16.9
Other operating costs	14.1	12.9	12.2
One-time non-cash charge related to an affiliate stock sale	—	1.0	—
Severance expenses related to former executives	1.0	—	—

Income from operations	6.2	9.0	11.8
Interest income	0.2	0.3	0.5
Other income (expense), net	0.4	(0.2)	(0.6)

Income before income taxes	6.8	9.1	11.7
Provision for income taxes	(2.2)	(2.5)	(4.3)

Net income	4.6%	6.6%	7.4%

Historical Results for 2003, 2004, and 2005

Net Sales

	For the Three Months Ended December 31,		Dollar and percentage change
	2004	2005	2005 over 2004
	(in millions)
Product sales	$61.2	$76.5	$15.3	25.0%
Pack sales	17.9	18.7	0.8	4.5%
Other, including freight	5.1	6.2	1.1	21.6%

Total net sales	$84.2	$101.4	$17.2	20.4%

	For the Twelve Months Ended December 31,			Dollar and percentage change
	2003	2004	2005	2004 over 2003		2005 over 2004
	(in millions)
Product sales	$144.3	$209.3	$284.8	$65.0	45.0%	$75.5	36.1%
Pack sales	39.0	70.5	87.8	31.5	80.8%	17.3	24.5%
Other, including freight	7.7	14.7	16.8	7.0	90.9%	2.1	14.3%

Total net sales	$191.0	$294.5	$389.4	$103.5	54.2%	$94.9	32.2%

Our consolidated net sales have increased year-over-year. For the year ended December 31, 2005, opening operations in Taiwan and selling our products in Denmark increased our net sales by $2.8 million. The dollar increase in our consolidated net sales also consisted of increases in volume of both pack sales and product sales. Pack sales relate to new and continuing independent associates and members who purchase our products. However, there is not a direct correlation between the increase in the number of new independent associates and members purchasing packs and the amount of the increase in product sales because independent associates and members may consume different products at different consumption levels.

Pack Sales

We sell starter packs to our independent associates. Depending on the type of pack purchased, a starter pack may include certain products, promotional and educational information, policies and procedures, and entitles the independent associate to purchase our products at wholesale prices. We sell annual renewal packs to our business-building associates. Independent associates can also purchase upgrade packs, which entitles the independent associate to additional promotional materials and achievement of additional commissions and incentives levels.

The increase in pack sales is due to the increase in the number of independent associates and members and changes in the mix of new and continuing independent associates. The following tables summarize the number of new and continuing independent associates and members who purchased our products and packs within the last 12 months and pack sales for new and continuing independent associates:

	For the Year Ended December 31,
Current Associates and Members	2003		2004		2005
New	134,000	50.8%	178,000	48.2%	230,000	47.0%
Continuing	130,000	49.2%	191,000	51.8%	260,000	53.0%

Total	264,000	100.0%	369,000	100.0%	490,000	100.0%

	For the Three Months Ended December 31,
	2004		2005		2005 to 2004
	Number of associates and members	Pack sales	Number of associates and members	Pack sales	Percentage and dollar change of pack sales
	(in millions, except % and associate information)
New	50,000	$12.5	52,000	$12.6	$0.1	0.8%
Continuing	319,000	5.4	438,000	6.1	0.7	13.0%

Total	369,000	$17.9	490,000	$18.7	$0.8	4.5%

	For the Year Ended December 31,
	2003		2004		2004 to 2003
	Number of associates and members	Pack sales	Number of associates and members	Pack sales	Percentage and dollar change of pack sales
	(in millions, except % and associate information)
New	134,000	$28.1	178,000	$49.6	$21.5	76.5%
Continuing	130,000	10.9	191,000	20.9	10.0	91.7%

Total	264,000	$39.0	369,000	$70.5	$31.5	80.8%

	For the Year Ended December 31,
	2004		2005		2005 to 2004
	Number of associates and members	Pack sales	Number of associates and members	Pack sales	Percentage and dollar change of pack sales
	(in millions, except % and associate information)
New	178,000	$49.6	230,000	$61.3	$11.7	23.6%
Continuing	191,000	20.9	260,000	26.5	5.6	26.8%

Total	369,000	$70.5	490,000	$87.8	$17.3	24.5%

For the three months ended December 31, 2005, our quarterly pack sales increased by $0.8 million, or 4.5%, to $18.7 million from $17.9 million for the same period in 2004. This increase in pack sales in the fourth quarter of 2005 was composed of a $0.1 million increase from new independent associates and members purchasing packs. The remaining increase of a $0.7 million in pack sales related to an increase in business building associates purchasing renewal and upgrade packs.

For the year ended December 31, 2005, our total pack sales increased by $17.3 million, or 24.5%, to $87.8 million as compared to $70.5 million in 2004. The increase in pack sales, for the year ended December 31, 2005, was composed of a $11.7 million increase from new independent associates and members purchasing packs. The remaining increase of $5.6 million in pack sales related to an increase in business building associates purchasing renewal and upgrade packs.

For the year ended December 31, 2004, our total pack sales increased by $31.5 million, or 80.8%, to $70.5 million as compared to $39.0 million in 2003. The increase in pack sales, for the year ended December 31, 2004, was composed of a $21.5 million increase from new independent associates and members purchasing packs. The remaining increase of $10.0 million in pack sales related to an increase in business-building associates purchasing renewal and upgrade packs.

We believe the increase in the number of new and continuing independent associates and members over the past few years resulted from expansion into new countries, changes initiated in 2002 to our global associate career and compensation plan, including an annual travel incentive and various contests, introducing new products, and improving our existing products. We believe the established trend of increasing the number of associates and members relates to retaining more business-building independent associates related to implementing changes to our global associate career and compensation plan in late 2002.

Product Sales

Overall, our product sales continued to increase for both the three months and the year ended December 31, 2005 as compared to the same periods in 2004. The primary reason for the growth in our product sales is reporting an increase in the number of independent associates and members purchasing our products and the introduction of two new products in 2005 – Advanced Ambrotose™ and Advanced Plus. For 2006, we plan to introduce two new reformulated Mannabars, and introduce additional skin care products in the Asian market.

During the three months ended December 31, 2005, the introduction of Advanced Ambrotose ™ increased total product sales by $20.7 million and opening operations in Taiwan and selling our products in Denmark increased existing product sales by $0.6 million. However, these increases were partially offset by a decrease of $6.0 million in existing product sales in 2005 as compared to 2004. The decrease in our existing product sales for the fourth quarter of 2005 related to a decline in our original Ambrotose™ product due to the introduction of Advanced Ambrotose™.

During the year ended December 31, 2005, the introduction of Advanced Ambrotose™ increased total product sales by $50.9 million and opening operations in Taiwan and selling certain of our products in Denmark increased existing product sales by $1.1 million. The remaining increase of $23.5 million related to an increase in the sales volume of products sold.

During the year ended December 31, 2004, the introduction of MannaBears™ and our Wellness Water Bottle increased total product sales by $1.1 million and opening operations in the Republic of Korea increased existing product sales by $0.5 million. The remaining increase of $63.4 million related to an increase in the sales volume of products sold.

Other Sales

Other sales primarily consist of the following:

•	freight revenue charged to our independent associates and members;

•	sales of promotional materials;

•	training fees;

•	monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database for associates that helps stimulate product sales and provide business management;

•	a reserve for estimated sales refunds and returns; and

•	the change in deferred revenue that primarily pertains to the timing of recognition of revenue for pack and product shipments.

For the three months ended December 31, 2005, other sales increased by $1.1 million to $6.2 million from $5.1 million for the same period in 2004. The increase in other sales primarily related to an increase of $1.0 million in freight fees collected from customers, of which $0.3 million related to an increase in freight fees charged to our customers implemented in August 2005. In addition, other sales increased by $0.4 million including an increase in promotional materials and training fees. These increases were partially offset by a decrease of $0.3 million associated with the timing of recognizing revenue.

For the year ended December 31, 2005, other sales increased by $2.1 million to $16.8 million from $14.7 million for the same period in 2004. The increase in other sales primarily related to an increase of $4.3 million in freight fees collected from customers, including $0.6 million related to an increase in freight fees charged to our customers implemented in August 2005. The increase also includes an increase of $0.4 million in promotional materials and training aids. These increases were partially offset by deferring $2.6 million associated with the timing of recognizing revenue.

Cost of Sales

Our cost of sales consists of products purchased from third-party manufacturers, costs of promotional materials sold to our independent associates, in-bound freight, and provisions for slow-moving or obsolete inventories. Our cost of sales as a percentage of net sales is affected by the mix of products and packs sold because product sales have higher gross margins than pack sales. Our sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products; and

•	changes in our commissions and incentives programs.

For the three months ended December 31, 2005, cost of sales increased by $1.8 million, or 13.8%, to $14.8 million from $13.0 million for the same period in 2004. Cost of sales as a percentage of net sales decreased to 14.6% for the three months ended December 31, 2005 as compared to 15.4% for the comparable period in 2004. The dollar increase and the percentage decrease primarily related to certain realized supply-chain efficiencies.

For the year ended December 31, 2005, cost of sales increased by $13.2 million, or 29.4%, to $58.0 million from $44.8 million for the same period in 2004. For the year ended December 31, 2005, cost of sales as a percentage of net sales decreased to 14.9% as compared to 15.2% for the comparable period in 2004. The percentage decrease primarily related to certain realized supply-chain efficiencies.

For the year ended December 31, 2004, cost of sales increased by $13.9 million, or 45.0%, to $44.8 million from $30.9 million for the same period in 2003. Cost of sales as a percentage of net sales decreased to 15.2% for the year ended December 31, 2004 as compared to 16.1% for the comparable period in 2003. Cost of sales primarily increased as a result of the increase in volume of packs and products sold. However, the cost of sales as a percentage of net sales, for the year ended December 31, 2004, decreased related to certain realized supply-chain efficiencies.

We recorded a provision for inventory write-offs of $0.2 million, $0.5 million, and $0.3 million for the years ended December 31, 2003, 2004, and 2005, respectively. The provision primarily relates to discontinued promotional materials and normal spoiled or damaged products.

Commissions and Incentives

Commissions and incentives include both commissions related to commissionable net sales and various incentives, including our annual travel incentive for our independent associates.

For the three months ended December 31, 2005, commissions and incentives increased by $5.3 million, or 14.1%, to $42.8 million as compared to $37.5 million for the same period in 2004. As a percentage of net sales, commissions and incentives decreased for the three months ended December 31, 2005 to 42.2% as compared to 44.6% for the same period in 2004.

For the year ended December 31, 2005 commissions and incentives increased by $40.0 million, or 30.3%, to $172.2 million as compared to $132.2 million for the same period in 2004. As a percentage of net sales, commissions and incentives decreased for the year ended December 31, 2005 to 44.2% as compared to 44.9% for the same period in 2004. For the year ended December 31, 2004, commissions and incentives increased by $52.6 million, or 66.1%, to $132.2 million as compared to $79.6 million for the same period in 2003. As a percentage of net sales, commissions and incentives increased for the year ended December 31, 2004, to 44.9% as compared to 41.7% for the same period in 2003.

We believe that the dollar increases for the three months ended December 31, 2005 and for the comparison of the years ended 2005 and 2004 related to an increase in volume of pack and product sales and the percentage changes relate to the mix of product and pack sales.

Commissions

For the three months ended December 31, 2005, commissions increased by 13.4%, or $4.9 million, to $41.6 million as compared to $36.7 million for the same period in 2004. As a percentage of net sales, commissions for the three months ended December 31, 2005 decreased to 41.0% from 43.5% for the same period in 2004. We attribute the dollar increase to the volume of sales increase and attribute the percentage decrease in commissions to the change in mix of pack and product sales.

For the year ended December 31, 2005, commissions increased by 30.5%, or $38.9 million, to $166.4 million as compared to $127.5 million for the same period in 2004. As a percentage of net sales, commissions for the year ended December 31, 2005 decreased to 42.7% from 43.3% for the same period in 2004. We attribute the dollar increase to the volume of sales increase and attribute the percentage decrease in commissions to the change in mix of pack and product sales.

For the year ended December 31, 2004, commissions increased by $51.3 million, or 67.3%, to $127.5 million as compared to $76.2 million, for the same period in 2003. As a percentage of net sales, commissions for the year ended December 31, 2004 increased to 43.3% from 39.9% for the same period in 2003. We attribute this increase in commission expense to the increase in the volume of net sales, the change in mix of packs sold toward the higher dollar packs, and the number of new and continuing independent associates who qualify for commissions.

Incentives

For the three months ended December 31, 2005, the cost of incentives increased by $0.4 million, or 50.0%, to $1.2 million as compared to $0.8 million for the same period in 2004. For the three months ended December 31, 2005, as a percentage of net sales, incentives increased to 1.2% as compared to 1.1% for the same period in 2004. The increase was due to greater participation in the annual leadership planning meeting.

For the year ended December 31, 2005, the cost of incentives increased by $1.1 million, or 23.4%, to $5.8 million as compared to $4.7 million for the same period in 2004. For the year ended December 31, 2005, as a percentage of net sales, incentives decreased to 1.5% as compared to 1.6% for the same period in 2004. The dollar increase for the year ended December 31, 2005 related to approximately 300 additional independent associates qualifying for our 2005 annual travel incentive as compared to the number of independent associates qualifying for our 2004 travel incentive. Additionally, in 2005, we offered regional annual travel incentives as compared to 2004 in which we offered just one global annual travel incentive. The percentage decrease related to the increase in net sales. The total cost associated with our 2005 annual travel incentive was $4.0 million, whereas the total cost associated with our 2004 travel incentive was approximately $2.9 million.

For the year ended December 31, 2004, the cost of incentives increased by $1.3 million, or 38.2%, to $4.7 million as compared to $3.4 million for the same period in 2003. For the year ended December 31, 2004, as a percentage of net sales, incentives decreased to 1.6% as compared to 1.8% for the same period in 2003. The dollar increase for the year ended December 31, 2004 related to approximately 450 additional independent associates qualifying for our 2004 annual travel incentive as compared to the number of independent associates qualifying for our 2003 travel incentive. The percentage decrease related to the increase in net sales. The total cost associated with our 2004 annual travel incentive was $2.9 million, whereas the total cost associated with our 2003 travel incentive was approximately $2.2 million.

Gross Profit

For the three months ended December 31, 2005, our gross profit increased by $10.0 million, or 29.6%, to $43.8 million as compared to $33.8 million for the same period in 2004. As a percentage of net sales, our gross profit increased to 43.1% as compared to 40.0% for 2004. The increase in our gross profit is the result of the shift in mix between product and pack sales and cost efficiencies gained in our supply chain.

For the year ended December 31, 2005, our gross profit increased by $41.8 million, or 35.6%, to $159.2 million as compared to $117.4 million for the same period in 2004. As a percentage of net sales, our 2005 gross profit increased to 40.9% as compared to 39.9% for the same period in 2004. The increasing number of new and continuing independent associates and members purchasing our products favorably impacted our gross profit in 2005.

For the year ended December 31, 2004, our gross profit increased by $36.9 million, or 45.8% to $117.4 million as compared to $80.5 million for the same period in 2003. As a percentage of net sales, our 2004 gross profit decreased to 39.9% as compared to 42.2% for the same period in 2003. The dollar increase and the percentage decrease was the result of a shift in the sales mix toward additional pack sales, which unfavorably influenced our 2004 gross profit as a percentage of sales. This was partially offset by a favorable impact from the decline in our cost of sales, as a percentage of net sales, due to realizing supply-chain efficiencies.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses and consist of compensation and benefits for employees, expenses related to contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended December 31, 2005, selling and administrative expenses increased by $3.4 million, or 24.4%, to $17.3 million as compared to $13.9 million for the same period in 2004. Selling and administrative expenses, as a percentage of net sales for the three months ended December 31, 2005, increased to 17.0% as compared to 16.5 % for the same period in 2004. The increase in selling and administrative expenses for the three months ended December 31, 2005 as compared to the same period in 2004 was composed of the following:

compensation related costs increased by $1.7 million due to hiring additional employees to support international expansion and to support increases in our net sales;

contract labor increased by $0.6 million primarily due to non-capitalizable expenses related to the on-going development of our internally developed software system;

marketing and marketing related expenses increased by $0.6 million due to an increase in attendance at our corporate-sponsored events and an increase in the number of active independent associates; and

out-bound freight and third party distribution costs increased by $0.5 million related to the increase in our net sales.

For the year ended December 31, 2005, selling and administrative expenses increased $15.9 million, or 31.8%, to $65.9 million as compared to $50.0 million in the same period in 2004. Selling and administrative expenses, as a percentage of net sales for the year ended December 31, 2005, decreased to 16.9% as compared to 17.0 % for the same period in 2004. The dollar increase in selling and administrative expenses primarily consists of the following:

•	compensation related costs increased by $7.7 million due to hiring additional employees to support international expansion and to support increases in our net sales;

•	contract labor increased by $1.3 million primarily related to non-capitalizable expenses related to the on-going internally developed software system;

•	out-bound freight and third party distribution costs increased by $4.5 million related to the increase in our net sales; and

•	marketing and marketing related expenses increased by $2.4 million due to an increase in attendance at our corporate-sponsored events and an increase in the number of active independent associates.

For the year ended December 31, 2004, selling and administrative expenses increased $10.0 million, or 25.0%, to $50.0 million as compared to $40.0 million in 2003. Selling and administrative expenses, as a percentage of net sales for the year ended December 31, 2004, decreased to 17.0% as compared to 20.9 % for the year ended December 31, 2003. The decrease in selling and administrative expenses as a percentage of net sales was primarily due to an increase in our net sales. The dollar increase in selling and administrative expenses related to the following:

•	compensation related costs increased by $4.0 million due to hiring additional employees related to the increase in net sales and expansion into the Republic of Korea, partially offset by capitalizing $0.9 million of wages, contractors and consulting fees related to internally developed software system;

•	contract labor increased by $0.6 million related to an increase in non-capitalized temporary/contractor fees and training costs related to our internally developed software system;

•	employee and executive bonuses increased by $0.6 million;

•	marketing related expenses increased by $1.7 million due to an increase in attendance at our corporate events; and

•	out-bound freight and third party distribution costs increased by $4.0 million due to the increase in our net sales.

Other Operating Costs

Other operating costs generally include utilities, depreciation, travel, consulting fees, professional fees, office expenses, printing-related expenses, off-site storage fees, and other miscellaneous operating expenses.

For the three months ended December 31, 2005, other operating costs decreased by $1.8 million, or 14.0%, to $11.1 million as compared to $12.9 million for the same period in 2004. For the three months ended December 31, 2005, other operating cost as a percentage of net sales decreased to 10.9% compared to 15.4% for the same period in 2004.

For the year ended December 31, 2005, other operating costs increased by $9.9 million, or 26.2%, to $47.7 million as compared to $37.8 million for the same period in 2004. For the year ended December 31, 2005, other operating costs as a percentage of net sales decreased to 12.2% compared to 12.9% for the same period in 2004.

For the year ended December 31, 2004, other operating cost increased by $10.8 million, or 40.0%, to $37.8 million as compared to $27.0 million for the same period in 2003. For the year ended December 31, 2004, other operating expenses as a percentage of net sales decreased to 12.9% compared to 14.1% for the same period in 2003.

Specific changes in other operating costs primarily consisted of changes in travel, accounting, legal and consulting fees, royalties, credit card processing fees, depreciation, and other miscellaneous operating expenses described as follows:

Travel

For the three months ended December 31, 2005, travel expenses decreased by $1.0 million, or 45.4%, to $1.2 million as compared to $2.2 million for the same period in 2004. For the year ended December 31, 2005, travel expenses increased by $0.3 million, or 46.0%, to $5.3 million as compared to $5.0 million for the same period in 2004. For the year ended December 31, 2004, travel expenses increased by $1.5 million, or 42.9%, to $5.0 million as compared to $3.5 million for the same period in 2003. The increase in travel expenses related to the continued international development and expansion, as well as an increase in travel to corporate-sponsored events.

Accounting, legal, and consulting fees

For the three months ended December 31, 2005, accounting, legal, and consulting fees decreased by $0.4 million, or 14.3% to $2.4 million as compared to $2.8 million for the same period in 2004. Accounting, and consulting fees decreased by $0.7 million, which related to the timing of incurring consulting and other fees associated with the testing of our internal controls related to the Sarbanes-Oxley Act of 2002 and non-capitalizable costs associated with our internally-developed software system. This decrease was offset by an increase in legal fees of $0.3 million related to incurring legal fees in connection with the defense of certain lawsuits, settlements, and registration costs in foreign countries.

For the year ended December 31, 2005, accounting, legal, and consulting fees increased by $3.4 million, or 44.2% to $11.1 million as compared to $7.7 million for the same period in 2004. Accounting and consulting fees increased by $1.6 million. The increase related to incurring additional consulting fees associated with the testing of our internal controls due to the Sarbanes-Oxley Act of 2002 and other non-capitalizable costs related to internally developed software. Legal fees increased by $1.8 million due to incurring legal fees associated with the defense of certain lawsuits, settlements, and registration costs in foreign countries.

For the year ended December 31, 2004, accounting, legal, and consulting fees increased by $3.8 million, or 97.4%, to $7.7 million as compared to $3.9 million for the same period in 2003 and was composed of the following:

•	a $2.4 million increase in accounting and consulting fees related to implementation and testing of our internal controls readiness related to the Sarbanes-Oxley Act of 2002;

•	a $1.0 million increase in consulting fees related to international expansion, marketing, and research and development projects; and

•	a $0.4 million increase related to the registration of products in foreign countries and on-going legal matters.

Royalties

For the three months ended December 31, 2005, royalties decreased by $1.5 million related to having fully accrued the long-term post-employment benefit related to Dr. McAnalley’s long-term royalty agreement in the third quarter of 2005. For the year ended December 31, 2005, royalties increased by $0.4 million, or 15.4%, to $3.0 million as compared to $2.6 million for the same period in 2004. For the year ended December 31, 2004, royalties increased by $1.8 million, or 225.0%, to $2.6 million as compared to $0.8 million for the same period in 2003. The increase in royalties between years related to the increase in net sales and the increase in the accrual for the long-term post-employment benefit associated with the long-term royalty agreement with Dr. McAnalley.

Credit card processing fees

For the three months ended December 31, 2005, credit card processing fees increased by $0.2 million, or 11.1% to $2.0 million as compared to $1.8 million for the same period in 2004. For the year ended December 31, 2005, credit card processing fees increased by $1.7 million, or 27.0%, to $8.0 million as compared to $6.3 million for the same period in 2004. For the year ended December 31, 2004, credit card processing fees increased by $2.1 million, or 50.0%, to $6.3 million as compared to $4.2 million for the same period in 2003. The increase in credit card processing fees is directly related to the increase in net sales.

Depreciation

For the three months ended December 31, 2005, depreciation expense decreased by $0.1 million, or 9.1%, to $1.0 million as compared to $1.1 million for the same period in 2004. For the year ended December 31, 2005, depreciation expense increased by $0.8 million, or 25.8%, to $3.9 million as compared to $3.1 million for the same period in 2004. The increase in depreciation expense related to an increase in capital assets, some of which were associated with our internally-developed software systems. For the year ended December 31, 2004, depreciation expense decreased by $0.1 million, or 3.1%, to $3.1 million as compared to $3.2 million for the same period in 2003. The decrease in depreciation was due to certain capital assets being fully depreciated.

Other miscellaneous operating expenses

Our remaining miscellaneous operating expenses are primarily variable in nature and correlate to the increase in net sales. Variable costs included in other miscellaneous operating expenses consist of telephone, insurance, postage, and offsite storage fees. For the three months ended December 31, 2005, other miscellaneous operating expenses increased by $1.0 million, or 27.0%, to $4.7 million as compared to $3.7 million for the same period in 2004. For the year ended December 31, 2005, other miscellaneous operating expenses increased by $3.3 million, or 25.2%, to $16.4 million as compared to $13.1 million for the same period in 2004. For the year ended December 31, 2004, other miscellaneous operating expenses increased by $1.7 million, or 14.9%, to $13.1 million as compared to $11.4 million for the same period in 2003.

Severance Expenses Related to Former Executives

As discussed previously, we made certain management changes in 2003, and as a result, recorded severance expenses related to former employees of $2.0 million in 2003. The $2.0 million was composed of accrued severance payments of $1.4 million in the second quarter of 2003 related to the resignation of Mr. Henry, our former Chief Executive Officer, and was payable through 2005. In addition, in the third quarter of 2003, we accrued $0.4 million related to severance payments for Mr. Wayment, our former Senior Vice President of Marketing, and for two other former employees. Finally, in the fourth quarter of 2003, we accrued severance payments of $0.2 million related to the termination of four other employees. The severance expenses for 2003 primarily related to accruing compensation related expenses, health insurance, outplacement fees, and title to two leased vehicles.

Non-Cash Charge Related to an Affiliate Stock Sale

In December 2004, Samuel Caster, our Chairman and Chief Executive Officer, entered into an agreement to sell 180,000 shares of his Mannatech common stock to a former employee at a price of $2.66 per share when the price of our common stock on the open market was $19.59 per common share. As a result of the private sale, we recorded a one-time non-cash charge of $3.0 million related to the indirect benefit of the private sale at below fair market value.

Interest Income

We maintain interest-bearing accounts for certain of our cash equivalents and restricted cash, and record interest related to our investments. For the year ended December 31, 2005, interest income increased by $1.1 million, or 157.1%, to $1.8 million as compared to $0.7 million in 2004. For the year ended December 31, 2004, interest income increased by $0.4 million, or 133.3%, to $0.7 million as compared to $0.3 million in 2003. The increase in interest income was primarily due to an increase in our average balance held in cash, cash equivalents, restricted cash, and investments. Our cash and investments increased as a result of improving overall operating profit and negotiating a higher average yield on investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of recording foreign currency transaction gains and losses related to translating assets, liabilities, revenues, and expenses from our foreign operations to the United States dollar using current and weighted-average currency exchange rates. Net transaction gains and losses are the result of the United States dollar strengthening or weakening against foreign currencies. For the three months ended December 31, 2005, we recorded a net transaction gain from our foreign operations of $0.7 million and recorded a net transaction gain for the three months ended December 31, 2004 of $0.8 million. For the year ended December 31, 2005, we recorded a net transaction gain of $1.9 million from our foreign operations. For the year ended December 31, 2004, we recorded a net transaction gain of $0.3 million

Provision for Income Taxes

Provision for income taxes include both current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows:

Country	For the Year Ended December 31, 2004	For the Three Months Ended December 31, 2005	For the Year Ended December 31, 2005
United States	35%	35%	35%
Australia	30%	30%	30%
United Kingdom	30%	30%	30%
Japan	42%	42%	42%
Republic of Korea	27%	25%	25%
Taiwan (began operations in June 2005)	— %	25%	25%

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign tax credits in the United States.

We use Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) to account for our income taxes. FAS 109 requires a company to record a valuation allowance when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed all the positive and negative evidence related to realizability to evaluate the need for a valuation allowance in each tax jurisdiction. At December 31, 2005, we recorded a valuation allowance of $0.7 million related to the realizability of our net deferred tax assets recorded in the Republic of Korea and Taiwan. At December 31, 2004, we recorded a valuation allowance of $0.2 million related to the realizability of our net deferred tax asset recorded in the Republic of Korea. We recorded the valuation allowances as we believe that the “more likely than not” criteria for recognition purposes, defined in FAS 109, cannot yet be met.

Provision for income taxes has increased year-over-year as a result of an increase in our profitability and the change in the mix of taxable income between countries. We expect our effective income tax rate to be between 35% and 38% depending on the profitability mix between our domestic and foreign operations. For the three months ended December 31, 2005, our effective tax rate increased to 37.6% from 18.2% for the same period in 2004. For the year ended December 31, 2005, our effective tax rate increased to 37.0% from 27.6% for the same period in 2004. Our 2005 effective income tax rate increased as compared to 2004 because in 2004 we reduced our valuation allowance related to our operations in Japan.

For the year ended December 31, 2004, our effective tax rate decreased to 27.6% from 30.9% for the same period in 2003, which primarily related to recording the elimination of our $2.3 million valuation allowance related to our operations in Japan.

Net Income

For the three months ended December 31, 2005, net income increased by $5.4 million, or 135.0%, to $9.4 million from $4.0 million in the same period in 2004. For the three months ended December 31, 2005, our diluted earnings per share increased by 126.7% to $0.34 per share from $0.15 per share for the same period in 2004. The increases in net income and earnings per share related to an increase in gross profit of $10.0 million, which was partially offset by the increase in other operating expenses, as discussed above.

For the year ended December 31, 2005, net income increased by $9.0 million, or 45.9%, to $28.6 million from $19.6 million in the same period in 2004. For the year ended December 31, 2005, our diluted earnings per share increased by 45.1% to $1.03 per share from $0.71 per share for the same period in 2004. The increases in net income and earnings per share related to an increase in gross profit of $41.8 million, which was partially offset by the increase in other operating expenses, as discussed above.

For the year ended December 31, 2004, net income increased by $10.8 million, or 122.7%, to $19.6 million from $8.8 million in the same period in 2003. For the year ended December 31, 2004, our diluted earnings per share increased by 108.8% to $0.71 per share from $0.34 per share for the same period in 2003. The increases in net income and earnings per share related to an increase in gross profit of $36.9 million, which was partially offset by the increase in other operating expenses, as discussed above.

On March 13, 2006, we declared a dividend of $0.08 per common share for shareholders holding our common stock on the close of March 31, 2006, and payable on April 17, 2006. We periodically re-evaluate our dividend policy based on our ongoing consolidated results of operations, financial condition, cash requirements, and other relevant factors. We expect to continue to pay a quarterly dividend of $0.08 per common share in 2006. Historically since January 2004, we declared and paid the following dividends:

Date dividends declared	Date dividends paid	Total amount of dividends	Dividend paid per common share
January 2004	March 2004	$2.6 million	$0.10
August 2004	October 2004	$2.6 million	$0.10
November 2004	January 2005	$1.9 million	$0.07
March 2005	April 2005	$1.9 million	$0.07
June 2005	July 2005	$1.9 million	$0.07
September 2005	October 2005	$1.9 million	$0.07
November 2005	January 2006	$2.1 million	$0.08

Seasonality and Selected Quarterly Statements of Operations

We believe the impact of seasonality on our consolidated results of operations is minimal. We have experienced and believe we will continue to experience variations on our quarterly results of operations in response to, among other things:

•	the timing of the introduction of new products and incentives;

•	our ability to attract and retain associates and members;

•	the general overall economic outlook;

•	government regulations;

•	the outcome of certain lawsuits;

•	the perception and acceptance of network-marketing; and

•	the consumer perception of our products and overall operations.

As a result of these and other factors, our quarterly results may vary significantly in the future. Period-to-period comparisons should not be relied upon as an indication of future performance since we can give no assurances that revenue trends in new markets, as well as in existing markets, will follow our historical patterns. The market price of our common stock may also be adversely affected by the above factors.

The following table sets forth our unaudited consolidated quarterly Statement of Operations data for the periods indicated. In our opinion, this information has been prepared on the same basis as our audited consolidated financial statements set forth in this report and includes all adjustments that are considered necessary to present fairly this information in accordance with generally accepted accounting principles. The reader should read this information in conjunction with “Item 15. - Consolidated Financial Statements and related Notes” - beginning on page F-1 of this report.

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004(1)	Dec. 31, 2004(2)	Mar. 31, 2005(3)	June 30, 2005(4)	Sept. 30, 2005(5)	Dec. 31, 2005
	(in millions, except per share information)
Net sales	$58.4	$74.3	$77.6	$84.2	$85.1	$102.6	$100.2	$101.5
Gross profit	$23.9	$28.9	$30.9	$33.7	$34.7	$39.5	$41.3	$43.7
Income before income taxes	$4.6	$8.4	$9.0	$5.0	$7.9	$9.5	$13.0	$15.0
Income taxes	$(1.5)	$(2.8)	$(2.2)	$(0.9)	$(3.2)	$(3.7)	$(4.2)	$(5.7)
Net income	$3.1	$5.6	$6.8	$4.1	$4.7	$5.8	$8.7	$9.4
Earnings per share: (6)
Basic	$0.12	$0.21	$0.26	$0.15	$0.17	$0.22	$0.32	$0.35

Diluted	$0.11	$0.20	$0.25	$0.15	$0.17	$0.21	$0.32	$0.34

(1)	We began operations in the Republic of Korea in September 2004 and also introduced two new products, MannaBears™ and Wellness Water Bottle. In addition, we released $2.3 million valuation allowance related to our deferred tax asset for our Japan operations.
(2)	We recorded a one-time non-cash charge of $3.0 million related to the private sale of stock by Mr. Caster, our Chairman and Chief Executive Officer.
(3)	We introduced our new product Advanced Ambrotose™ in March 2005.
(4)	We began operations in Taiwan in June 2005. In addition a class action lawsuit was filed in the United States that we believe is without merit and we intend to vigorously defend.
(5)	We began selling certain products in Denmark in August 2005 and hired a new President of International Operations and Chief Science Officer.
(6)	Computed on the basis described in Note 1 in the Notes to our Consolidated Financial Statements contained herein this report.

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital expenditures, inventory purchases, funding international expansion, and payment of a quarterly cash dividend. We generally fund our business objectives, working capital, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our business objectives, working capital, and expansion of operations primarily through our net cash flows from operations. We currently have approximately $56.2 million in cash equivalents and $17.3 million in investments, which we can use along with our normal cash flows from operations to fund any unanticipated shortfalls in our future cash flows.

Cash and Cash Equivalents

Our cash and cash equivalents increased 27.1%, or $12.0 million, to $56.2 million at December 31, 2005 from $44.2 million at December 31, 2004. The increase in our cash and cash equivalents was directly attributable to the increase in our net sales and continuing the efforts to control our cost of sales and operating expenses. In addition to our cash and cash equivalents, we also maintained $17.3 in investments at December 31, 2005, compared to $17.1 million at December 31, 2004, which can be easily liquidated, if necessary, to help fund operations.

Working Capital

Our working capital increased by $10.5 million, or 38.0%, to $38.1 million at December 31, 2005 from $27.6 million at December 31, 2004.

Our increase in working capital in 2005 was composed of an increase in current assets of $18.1 million, partially offset by an increase in current liabilities of $7.6 million. The increase in working capital at December 31, 2005 primarily related to the following:

•	increasing cash on hand, restricted cash, and short-term investments by $16.4 million related to an increase in income from operations;

•	increasing inventories on hand by $6.7 million related to expected future sales growth;

•	accruing an additional $5.9 million in operating expenses and commissions related to the increase in net sales;

•	applying the income tax receivable of $4.2 million to 2005 income tax payments due;

•	deferring an additional $1.5 million in revenues related to the timing of customers receiving their shipments;

•	decreasing current deferred tax assets by $1.2 million related to the timing of recognizing differences between tax and book assets; and

•	increasing accounts receivable by $0.2 million related to international operations and payments from MannaRelief.

•	Our net cash flows consist of the following:

For the Year Ended December 31,
Provided by (used in):	2003		2004		2005
Operating activities	$20.2 million		$29.9 million		$43.0 million
Investing activities	($12.5 million	)	($12.5 million	)	($15.6 million	)
Financing activities	$2.8 million		($2.0 million	)	($13.8 million	)

Operating Activities

For the year ended December 31, 2005, our net operating activities provided $43.0 million in cash compared to providing cash of $29.9 million for the year ended December 31, 2004 and $20.2 million for the year ended December 31, 2003. In 2005, net earnings adjusted for non-cash activities provided cash of $36.8 million. In 2004, net earnings adjusted for non-cash activities provided cash of $30.4 million and in 2003, net earnings adjusted for non-cash activities provided cash of $13.0 million.

Our working capital accounts include cash, investments, accounts receivable, inventories, prepaid expenses and other current assets, payables, deferred revenues, accrued commissions and incentives, and accrued expenses, all of which contributed to providing $6.4 million in net operating cash flow in 2005, as compared to using $0.4 million in net operating cash flow in 2004 and contributing positive net operating cash flow of $6.8 million in 2003.

Operating activities also included accruing severance payments of $2.0 million to former executives in 2003, partially offset by using cash to pay the prior year accrued severance payments of $0.4 million. This was partially offset by accruing an additional $0.2 million in 2005, paying $0.9 million in 2004, and paying $1.6 million in 2003. We expect that our net operating cash flows in 2006 will continue to be sufficient to fund our current operations, capital requirements, plans for international expansion and future quarterly cash dividends.

Investing Activities

Our net investing activities used cash of $15.6 million in 2005 and used cash of $12.5 million in both 2004 and 2003. In 2006, we used cash of $0.3 million to purchase investments and restricted cash of $2.3 million related to our 2005 travel incentive. In 2004, we used cash of $7.1 million to purchase additional investments and released $2.1 million of restricted cash to our operations, which was the result of the expiration of an unused line-of-credit. This use of cash was partially offset by restricting cash of $0.3 million as collateral related to our 2004 travel incentive. In 2003, we used cash of $9.9 million to purchase higher yielding investments and used cash of $2.1 million to fund collateral for our unused line-of-credit. In 2003, we were able to release restricted cash into operations of $0.3 million related to a master operating lease. In 2004 and 2003, we collected cash of $0.1 million and $0.2 million, respectively, related to collection of notes receivable due from affiliates.

We also used cash to purchase property, plant and equipment. Capital asset purchases consisted of computer software, computer hardware, leasehold improvements, and office furniture, which totaled $13.1million in 2005, $7.2 million in 2004, and $0.9 million in 2003.

Beginning in 2003, we planned a multi-year project to upgrade and fully integrate our back-office systems including our financial system and our operational system in all countries in which we operate. In 2004, we substantially completed the development of certain internally-developed software projects including our Republic of Korea computer application system, our Japanese e-commerce system, and the first phase of implementing our internally developed software system for a total cost of $4.2 million, of which $3.1 million related to the our internally developed software system. In 2005, we began configuring Phase II of our internally developed software system and anticipate completing it in the third quarter of 2006. An anticipated recap of the costs associated with our internally developed software system is as follows:

	Capitalized costs	Non-capitalized costs	Total estimated costs
2004	$3.1 million	$0.5 million	$3.6 million
2005	$8.4 million	$2.3 million	$10.7 million
Anticipated costs to be incurred in 2006	$14.5 million	$2.2 million	$16.7 million

Total costs of project	$26.0 million	$5.0 million	$31.0 million

Financing Activities

In 2005, our net financing activities used cash of $13.8 million, which consisted of an outflow of cash totaling $7.6 million for payments of quarterly cash dividends and $7.0 million to repurchase 0.6 million shares of our common stock in the open market. This use of cash was partially offset by receiving $0.8 million in cash proceeds from option holders exercising their stock options. In 2004, our net financing activities used cash of $2.0 million, which consisted of an outflow of cash totaling $5.3 million for payment of quarterly cash dividends, partially offset by receiving $3.3 million in cash proceeds from option holders exercising their stock options. In 2003, our net financing activities provided cash of $2.8 million related to receiving $2.9 million in cash proceeds from option holders exercising their stock options, which was partially offset by using cash to repay notes payable and capital leases of $0.1 million.

General Liquidity and Cash Flows

We continue to generate positive cash flows from operations. We also believe our existing liquidity and cash flows from operations will be adequate to fund normal business operations expected in the future, estimated payments of future cash dividends, plans for international expansion and new back-office systems for the next 12 to 24 months. We believe our existing liquidity and cash flows will be adequate for our future requirements as most of our operating expenses are variable in nature. However, if our existing capital resources or cash flows become insufficient to meet our current business plans, projections, and existing capital requirements, we would be required to raise additional funds, which may not be available on favorable terms, if at all.

As of December 31, 2005, our future commitments and obligations are as follows:

•	funding various operating leases for building and equipment rental of $12.3 million through 2017;

•	funding a 5-year supply agreement to exclusively purchase raw materials of $7.0 million through 2007;

•	funding an estimated $4.0 million of the long-term post-employment royalty benefit related to the Supplemental Royalty Agreement related to future royalties payable to Dr. McAnalley;

•	funding approximately $3.8 million for our 2006 annual travel incentives;

•	funding a 5-year supply agreement to purchase raw materials of $3.2 million through 2010;

•	funding $2.7 million for non-cancellable employment agreements with four executive officers through December 2007;

•	funding a cash dividend of $2.1 million payable in April 2006;

•	funding a 5-year supply agreement to purchase raw materials of $1.3 million through 2009;

•	funding $0.9 million for a one-year purchase commitment with two manufacturing vendors to purchase promotional materials and a raw material in 2006;

•	funding a cash donation of $0.6 million in 2006 to MannaRelief, a non-profit 501(c)(3) charity;

•	funding $0.5 million related to a one-year consulting agreement with Dr. McAnalley; and

•	funding $0.3 million for a clinical study with St. George’s Hospital through 2006.

In addition to our current obligations related to paying current liabilities related to our operations, the approximate future maturities of our existing commitments and obligations are as follows:

	For the Year Ended December 31,
	(in thousands)
	2006	2007	2008	2009	2010	Thereafter	Total
Minimum rental commitment related to noncancelable operating leases	$2,855	$1,719	$1,199	$922	$750	$4,875	$12,320
Funding a 5-year supply agreement to exclusively purchase raw materials	3,520	3,520	—	—	—	—	7,040
Funding the royalty payment to Dr. McAnalley	972	444	422	401	381	1,342	3,962
Funding 2006 annual travel incentives	3,800	—	—	—	—	—	3,800
Funding a 5-year supply agreement to purchase raw materials	591	644	644	644	698	—	3,221
Funding non-cancelable employment agreements with certain executives	1,575	1,100	—	—	—	—	2,675
Funding a cash dividend	2,141	—	—	—	—	—	2,141
Funding a 5-year supply agreement to purchase raw materials	400	400	400	100	—	—	1,300
Funding a one year purchase agreement with two manufacturing vendors	935	—	—	—	—	—	935
Funding cash donations to MannaRelief	600	—	—	—	—	—	600
Funding a one year consulting agreement with Dr. McAnalley	533	—	—	—	—	—	533
Funding a clinical study with St. George’s Hospital	250	—	—	—	—	—	250

Totals	$18,172	$7,827	$2,665	$2,067	$1,829	$6,217	$38,777

We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management is continuing to explore the possibility of the benefits of purchasing a manufacturing facility to help control costs of our raw materials and help ensure quality control standards. We have always maintained purchase commitments with certain of our raw material suppliers to purchase minimum quantities and help ensure exclusivity of our raw materials and proprietorship of our products. Currently, we have four supply agreements that require minimum purchase commitments. We expect to exceed our minimum monthly-required purchase commitments. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any set minimums.

In 2005, we substantially completed the first phase of our fully integrated internally developed software system and designed the second phase of our fully integrated global internally developed software system. We expect to incur costs in 2006 of approximately $16.7 million. In addition, in 2006, we plan to purchase other capital assets valued between $2.0 million and $4.0 million.

Off–Balance Sheet Arrangements

We do not utilize off-balance sheet financing arrangements; however, we finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements. As of December 31, 2005, the total future minimum lease payments under various operating leases totaled $12.3 million and are due in payments through 2017 as summarized in the table above.

Recent Financial Accounting Standards Board Statements

FAS 123R. In December 2004, FASB issued FAS 123R to replace FAS 123 and supersedes APB 25. FAS 123R requires a company to recognize compensation cost related to share-based payment transactions in our financial statements. The compensation costs should be measured based on the estimated fair value of the equity or liability instruments issued. The provisions of APB 25 and FAS 123 remain in effect until the provisions of FAS 123R are adopted. We adopted FAS 123R on January 1, 2006 and estimate recording expense related to adopting FAS 123R of approximately $0.3 million in 2006, $0.2 million in 2007, and $0.1 million in 2008.

FAS 151. In November 2004, FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (“FAS 151”). FAS 151 amends the guidance for inventory pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires us to recognize these costs as current period charges. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of FAS 151 to have a material impact on our consolidated financial position, results of operations, or cash flows.

FAS 153. In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”, (“FAS 153”). FAS 153 amends the guidance in APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of FAS 153 are effective during fiscal years beginning after June 15, 2005. We believe the adoption of FAS 153 will not have a significant effect on our consolidated financial statements.

FAS 154. In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”, (“FAS 154”). FAS 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of FAS 154 will have a significant effect on our consolidated financial statements.

FAS 155. In February 2006, FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FAS 133 and FAS 140”, (“FAS 155”). FAS 155 amends the guidance in FAS 133 and FAS 140 to further define the proper accounting treatment for certain financial instruments. The provisions of FAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect adopting FAS 155 will have a material impact on our consolidated financial position, results of operations, or cash flows.

FIN 47. In March 2005, the FASB issued FASB Interpretation No 47, “Accounting for Contingent Asset Retirement Obligations, an interpretation of Statement 143, Asset Retirement Obligations”, (FIN 47”). FAS 143, as amended by FIN 47, applies to all entities that have legal obligations to perform asset retirement activities, including those in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The FASB concluded that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability if sufficient information is available to reasonably estimate the fair value of the asset retirement obligation. Accordingly, we should recognize a liability for the fair value of an asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 in 2005, and it did not have a significant effect on our consolidated financial statements.

EITF 04-13. In September 2005, the FASB Emerging Issues Task Force (“EITF”) released Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, (“EITF 04-13”). EITF 04-13 provides guidance on how to account for two or more inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another and requires that those transactions be combined under certain circumstances for purposes of applying Opinion 29, Accounting for Nonmonetary Transactions. EITF 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. We do not believe that the adoption of EITF 04-13 will have a significant effect on our consolidated financial statements.

FSP FAS 115-1 AND FAS 124-1. In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, (“FSP FAS 115-1 and FAS 124-1”). This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and is effective for reporting periods beginning after December 15, 2005.” We are currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP did not have a material impact on our consolidated results of operations or our consolidated financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase investments as hedges or for purposes “other than trading” that are likely to expose us to certain types of market risk, including interest rate, commodity price, or equity price risk. Although we have some investments, we believe there has been no material change in our exposure to interest rate risk. We have not issued any debt instruments, entered into any forward or futures contracts, purchased any options, or entered into any swaps.

We are also exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect our consolidated financial results. Changes in exchange rates could positively or negatively affect our consolidated financial results, as expressed in United States dollars. When the United States dollar strengthens against currencies in which our products are sold or weakens against currencies in which we may incur costs, and our consolidated net sales and/or related costs and expenses could be adversely affected.

We believe inflation has not had a material impact on our operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, and into Taiwan and Denmark in 2005. In addition, we have filed for registration of our products in Germany. Our Canada operation is serviced through the United States. In addition, our New Zealand operation is serviced through our Australian operation and our United Kingdom operation services shipments to Denmark. We also plan on servicing sales in Germany through our United Kingdom operation. We currently translate our revenues and expenses in foreign markets using historical and weighted-average currency exchange rates.

We maintain certain policies, procedures, and internal processes we believe help monitor any significant market risks. Currently, we do not use any financial instruments to manage our exposure to such risks. We assess the sensitivity of our earnings and cash flows to variability in currency exchange rates by applying an appropriate range of potential rate fluctuations to our assets, obligations, and projected transactions denominated in foreign currencies. We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and our consolidated financial condition, results of operations, or cash flows. However, to combat such risk, we closely monitor currency fluctuations for exposure to such market risk. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. The current (spot) rate, weighted average currency exchange rates, as well as the low and high currency exchange rates as compared to the United States dollar, for each of these countries, as of and for the year ended December 31, 2005 are as follows:

Country/Currency	Low	High	Weighted Average	Spot Rate
Australia/Dollar	$0.72800	$0.79790	$0.76280	$0.73010
Canada/Dollar	$0.78780	$0.87110	$0.82622	$0.85800
Denmark/Krone	$0.15660	$0.18250	$0.16714	$0.15850
Germany/Euro	$1.16740	$1.35690	$1.24539	$1.18440
Japan/Yen	$0.00826	$0.00981	$0.00910	$0.00849
New Zealand/Dollar	$0.67270	$0.74490	$0.70487	$0.68130
Republic of Korea/Won	$0.00094	$0.00101	$0.00098	$0.00101
Taiwan/Dollar	$0.02967	$0.03254	$0.03117	$0.03044
United Kingdom/British Pound	$1.71300	$1.92860	$1.82069	$1.72080

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15, beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We retained Grant Thornton LLP as our independent registered public accounting firm effective May 9, 2005. Grant Thornton LLP replaced PricewaterhouseCoopers LLP, which we had retained to audit our consolidated financial statements for periods prior to May 9, 2005. On May 3, 2005 and May 13, 2005, we filed current reports on Form 8-K and on Form 8-K/A, respectively, to report this change. There were no disagreements with PricewaterhouseCoopers LLP on any accounting, financial statement disclosure, or auditing matters.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (as defined in Exchange Act Rules 13a-15(e) and 15(d) – 15(e)), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over our financial reporting other than in the first and second quarters of 2005 we substantially completed our implementation and conversion of our old financial systems in all of our operations to a new integrated financial system. The implementation included converting existing balances from one automated financial system, called Sage/Tetra CS/3 system, to another more sophisticated automated financial system, called Oracle/JD Edwards Enterprise One. This change was part of a two-phase global re-architecture project, known as our global internally-developed software system. This system fully integrated our financial systems in each country and expanded the functionality of our financial systems. Phase II is projected to be completed in 2006 and will further integrate our global operational systems with our new financial system.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, we concluded that we maintained effective internal control over our financial reporting as of December 31, 2005, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of our internal control over our financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Mannatech, Incorporated and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Mannatech, Incorporated (a Texas Corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mannatech, Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Mannatech, Incorporated and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, Mannatech, Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mannatech, Incorporated as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2005 and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP Dallas, Texas March 16, 2006

Item 9B.  Other Information

None.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III is incorporated by reference to our definitive proxy statement to be filed with the United States Securities and Exchange Commission no later than April 28, 2006.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as a part of the report:

1. Consolidated Financial Statements

The following financial statements and the Reports of Independent Registered Public Accounting Firm are filed as a part of this report on the pages indicated:

2. Financial Statement Schedules

Financial statement schedules have been omitted because the information required therein is included in Mannatech’s Consolidated Financial Statements and related Notes set forth in Item 15 of this report.

3. Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998

3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	8-K	000-24657	99.1	August 22, 2001

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.2	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.3	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.4	Form of Indemnification Agreement between Mannatech and each member of its Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004

10.5	Form of Indemnification Agreement between Mannatech, and its Board of Directors, dated September 10, 1998.	S-1	333-63133	10.8	September 10, 1998

10.6	Letter of Understanding Regarding Development of Proprietary information for Mannatech effective as of August 1, 1997, as amended between Dr. Bill H. McAnalley and Mannatech, Incorporated.	S-1	333-63133	10.12	September 10, 1998

10.7	Commercial Lease Agreement between MEPC Quorum Properties II Inc. and Mannatech, dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998

10.8	Third Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.2	November 9, 2005

10.9	Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998

10.10	Second Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.1	November 9, 2005

10.11	Assignment of Patent Rights, dated October 30, 1997 between Mannatech and Dr. Bill H. McAnalley, Mr. H. Reginald McDaniel, Mr. D. Eric Moore, Ms. Eileen P. Vennum, Dr. William C. Fioretti and Mannatech, Incorporated.	S-1	333-63133	10.15	September 10, 1998

10.12	Supply Agreement effective as of December 1, 2003 by and between Mannatech and Caraloe, Inc. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K/A	000-24657	10.1	December 17, 2004

10.13	Supply Agreement by and among Mannatech, Caraloe, Inc., and Natural Alternatives International, Inc., dated December 17, 2004.	8-K	000-24657	99.1	December 22, 2004

10.14	Trademark License Agreement entered into December 17, 2004 to be effective as of December 1, 2004 by and between Mannatech and Caraloe, Inc. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	99.2	December 22, 2004

10.15	Supply Agreement between Mannatech and its supplier, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	99.1	March 29, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit (s)	Filing Date
10.16	Purchase Agreement between Mannatech and Marinova PTY Limited, dated August 11, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.1	November 9, 2004

10.17	Purchase Agreement between Mannatech and Success at Home, dated September 27, 2005.	10-Q	000-24657	10.4	November 9, 2005

10.18*	Purchase Agreement between Mannatech and Larex, Inc., dated January 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	*	*	*	*

10.19*	Purchase Agreement between Mannatech and Wellness Enterprises, LLC, dated February 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	*	*	*	*

10.20	Purchase Agreement between Mannatech and Coradji PTY. Limited, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.1	May 10, 2004

10.21	Employment Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003.	10-Q	000-24657	10.3	August 14, 2003

10.22	Royalty Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003.	10-Q	000-24657	10.4	August 14, 2003

10.23	Release Agreement between Mannatech and Dr. Bill McAnalley, dated August 9, 2005.	8-K	000-24657	99.1	August 10, 2005

10.24	Consulting Agreement between Mannatech and Dr. Bill McAnalley, dated August 9, 2005.	8-K	000-24657	99.2	August 10, 2005

10.25	Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 1, 1999.	10-K	000-24657	10.7	March 30, 2000

10.26	First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2002.	10-K	000-24657	10.19	March 30, 2002

10.27	Second Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated June 7, 2004.	10-Q	000-24657	10.1	August 9, 2004

10.28*	Third Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2006.	*	*	*	*

10.29	Employment Agreement between Mannatech and Dr. Robert Sinnott, dated August 31, 2005.	10-Q	000-24657	10.3	November 9, 2005

10.30	Employment Agreement between Mannatech and Mr. John Price, dated November 22, 2005.	8-K	000-24657	99.1	November 22, 2005

10.31	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated October 31, 2002.	10-Q	000-24657	10.1	March 14, 2004

10.32*	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated January 23, 2006.	*	*	*	*

10.33*	Employment Agreement between Mannatech and Ms. Bettina Simon, dated November 11, 2005.	*	*	*	*

10.34	Separation Agreement between Mannatech and Mr. Robert M. Henry, dated April 15, 2003.	8-K	000-24657	99.1	April 17, 2003

10.35	Renewal and Extension Promissory Note, dated February 17, 1999 in the amount of $199,896.10 made by Mr. Samuel L. Caster.	10-K	000-24657	10.26	March 31, 1999

10.36	Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated July 2 2002.	10-Q	000-24657	10.1	August 14, 2002

10.37	General Release Agreement between Mannatech and Dr. H. Reginald McDaniel, dated July 2, 2002.	10-Q	000-24657	10.2	August 14, 2002

10.38	First Amendment to the Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated March 3, 2004.	10-Q	000-24657	10.3	August 9, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit (s)	Filing Date
10.39	Royalty Agreement between Mannatech and Jett, dated September 10, 2001.	10-Q	000-24657	10.4	November 14, 2001

10.40	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004

10.41	Consulting Services Agreement between Mannatech and Fredrick Media LLC, dated November 16, 2005.	8-K	000-24657	99.1	November 21, 2005

14.0	Code of Ethics	10K	000-24657	14.0	March 31, 2005

16.1	Letter from PricewaterhouseCoopers LLP	8-K/A	000-24657	16.1	May 13, 2005

21*	List of Subsidiaries	*	*	*	*

23.1*	Consent of Grant Thornton LLP	*	*	*	*

23.2*	Consent of PricewaterhouseCoopers LLP	*	*	*	*

24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2006.

Signature	Title

/s/ Samuel L. Caster	Chief Executive Officer and Chairman of the Board (principal executive officer)
Samuel L. Caster

/s/ Terry L. Persinger	President, Chief Operating Officer, and Director
Terry L. Persinger

/s/ Stephen D. Fenstermacher	Senior Vice President and Chief Financial Officer (principal accounting officer)
Stephen D. Fenstermacher

/s/ J. Stanley Fredrick	Lead Director
J. Stanley Fredrick

/s/ Patricia A. Wier	Director
Patricia A. Wier

/s/ Alan D. Kennedy	Director
Alan D. Kennedy

/s/ Gerald E. Gilbert	Director
Gerald E. Gilbert

/s/ John Stewart Axford, BSc, MD, FRCP	Director
John Stewart Axford, BSc, MD, FRCP

/s/ Marlin Ray Robbins	Director
Marlin Ray Robbins

/s/ Larry A. Jobe	Director
Larry A. Jobe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Mannatech, Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheet of Mannatech, Incorporated (a Texas corporation) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mannatech, Incorporated and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mannatech, Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006, expressed an unqualified opinion with respect to management’s assessment that Mannatech, Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2005, was effective based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and an unqualified opinion on the effectiveness of Mannatech, Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/GRANT THORNTON LLP

Dallas, Texas

March 16, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mannatech, Incorporated:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2004 and 2003 present fairly, in all material respects, the financial position of Mannatech, Incorporated and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas

March 30, 2005

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,
	2004	2005
ASSETS
Cash and cash equivalents	$44,198	$56,207
Short-term investments	—	1,974
Restricted cash	393	2,777
Income tax receivable	4,161	—
Accounts receivable	392	548
Inventories, net	13,157	19,811
Prepaid expenses and other current assets	3,188	3,471
Deferred tax assets	1,850	671
Note receivable due from an affiliate	144	153

Total current assets	67,483	85,612
Property and equipment, net	6,469	10,951
Construction in progress	3,544	8,157
Long-term restricted cash	1,571	1,476
Long-term investments	17,073	15,375
Other assets	1,203	1,121
Long-term deferred tax assets	1,003	103

Total assets	$98,346	$122,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital lease	$8	$23
Accounts payable	2,227	5,476
Accrued expenses	20,389	16,800
Commissions and incentives payable	12,718	15,588
Taxes payable	1,930	5,773
Deferred revenue	2,256	3,712
Accrued severance related to former executives	375	141

Total current liabilities	39,903	47,513
Capital lease, excluding current portion	26	—
Long-term liabilities	530	537
Long-term royalties due to an affiliate	1,658	3,341
Long-term deferred tax liabilities	4	1,086

Total liabilities	42,121	52,477

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,115,440 shares issued and 27,041,125 outstanding in 2004 and 27,404,513 shares issued and 26,738,364 outstanding in 2005	3	3
Additional paid-in capital	34,917	36,699
Retained earnings	21,672	42,505
Accumulated other comprehensive income (loss)	195	(1,098)

	56,787	78,109
Less treasury stock, at cost, 74,315 shares in 2004 and 666,149 shares in 2005	(562)	(7,791)

Total shareholders’ equity	56,225	70,318

Total liabilities and shareholders’ equity	$98,346	$122,795

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share information)

	For the Year Ended December 31,
	2003	2004	2005
Net sales	$191,019	$294,508	$389,383
Cost of sales	30,884	44,847	58,028
Commissions and incentives	79,577	132,231	172,151

	110,461	177,078	230,179

Gross profit	80,558	117,430	159,204

Operating expenses:
Selling and administrative expenses	39,993	50,006	65,923
Other operating costs	26,956	37,840	47,671
Severance expenses related to former executives	2,017	—	—
Non-cash charge related to an affiliate stock sale	—	3,047	—

Total operating expenses	68,966	90,893	113,594

Income from operations	11,592	26,537	45,610
Interest income	348	735	1,778
Interest expense	(44)	(17)	—
Other income (expense), net	842	(257)	(1,940)

Income before income taxes	12,738	26,998	45,448
Provision for income taxes	(3,948)	(7,446)	(16,801)

Net income	$8,790	$19,552	$28,647

Earnings per common share:
Basic	$0.34	$0.74	$1.06

Diluted	$0.34	$0.71	$1.03

Weighted-average common shares outstanding:
Basic	25,494	26,436	26,990

Diluted	26,175	27,491	27,771

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004, AND 2005

(in thousands, except per share information)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Issued shares	Par value				Shares	Amounts
Balance at December 31, 2002	25,162	$3	$18,168	$481	$(502)	27	$(100)	$18,050
Proceeds from stock options exercised	976	—	2,917	—	—	—	—	2,917
Tax benefit from exercise of stock options	—	—	1,459	—	—	—	—	1,459
Tender of common stock to exercise stock options	89	—	139	—	—	17	(139)	—
Charge related to stock options and warrants	—	—	1,492	—	—	—	—	1,492
Components of comprehensive income: Foreign currency translation	—	—	—	—	82	—	—	82
Unrealized loss from investments classified as available-for-sale, net of tax of $2	—	—	—	—	(2)	—	—	(2)
Net income	—	—	—	8,790	—	—	—	8,790

Total comprehensive income	—	—	—	—	—	—	—	8,870

Balance at December 31, 2003	26,227	3	24,175	9,271	(422)	44	(239)	32,788

Proceeds from stock options exercised	781	—	3,308	—	—	—	—	3,308
Tax benefit from exercise of stock options	—	—	3,955	—	—	—	—	3,955
Tender of common stock to exercise stock options	107	—	323	—	—	30	(323)	—
Charge related to stock options and warrants	—	—	109	—	—	—	—	109
Non-cash charge related to stock sale from affiliate	—	—	3,047	—	—	—	—	3,047
Declared dividends of $0.27 per share	—	—	—	(7,151)	—	—	—	(7,151)
Components of comprehensive income: Foreign currency translation	—	—	—	—	646	—	—	646
Unrealized loss from investments classified as available for sale, net of tax of $18	—	—	—	—	(29)	—	—	(29)
Net income	—	—	—	19,552	—	—	—	19,552

Total comprehensive income	—	—	—	—	—	—	—	20,169

Balance at December 31, 2004	27,115	3	34,917	21,672	195	74	(562)	56,225

Proceeds from stock options exercised	244	—	799	—	—	—	—	799
Tax benefit from exercise of stock options	—	—	822	—	—	—	—	822
Tender of common stock to exercise stock options	45	—	231	—	—	12	(231)	—
Benefit related to stock options and warrants	—	—	(70)	—	—	—	—	(70)
Repurchase of common stock	—	—	—	—	—	580	(6,998)	(6,998)
Declared dividends of $0.29 per share	—	—	—	(7,814)	—	—	—	(7,814)
Components of comprehensive income: Foreign currency translation	—	—	—	—	(1,310)	—	—	(1,310)
Unrealized gain from investments classified as available for sale, net of tax of $15	—	—	—	—	17	—	—	17
Net income	—	—	—	28,647	—	—	—	28,647

Total comprehensive income	—	—	—	—	—	—	—	27,354

Balance at December 31, 2005	27,404	$3	$36,699	$42,505	$(1,098)	666	$(7,791)	$70,318

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,790	$19,552	$28,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,177	3,101	3,905
Charge related to affiliate stock sale	—	3,047	—
Write-down of inventories	154	428	338
Loss on disposal of assets	19	74	75
Tax benefit related to exercising stock options	1,459	3,955	822
Accounting charge (benefit) related to stock options and warrants granted	1,492	109	(70)
Deferred income taxes	(2,057)	156	3,087
Accrued interest on note receivable	13	7	(9)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	515	(257)	(161)
(Increase) decrease in income tax receivable	307	(4,161)	—
Increase in inventories	(2,433)	(5,677)	(7,163)
(Increase) decrease in prepaid expenses and other current assets	(1,320)	(1,098)	(300)
(Increase) decrease in other assets	(84)	(1,948)	9
Increase (decrease) in accounts payable	823	(467)	3,279
Increase in accrued expenses and taxes payable	4,957	8,844	6,139
Increase in commissions and incentives payable	1,992	6,025	3,144
Increase (decrease) in deferred revenue	2,062	(886)	1,456
Increase (decrease) in accrued severance to former executives	352	(937)	(234)

Net cash provided by operating activities	20,218	29,867	42,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(892)	(7,241)	(13,114)
(Increase) decrease in restricted cash	(1,795)	1,771	(2,258)
Repayments by shareholders/related parties	172	54	—
Purchases of investments	(9,994)	(7,079)	(276)

Net cash used in investing activities	(12,509)	(12,495)	(15,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	2,917	3,308	799
Payment of cash dividends	—	(5,263)	(7,563)
Repayment of capital lease obligation	(6)	(14)	(11)
Repayment of notes payable	(129)	—	—
Repurchase of common stock	—	—	(6,998)

Net cash provided by (used) in financing activities	2,782	(1,969)	(13,773)
Effect of exchange rate changes on cash and cash equivalents	107	504	(1,534)

Net increase in cash and cash equivalents	10,598	15,907	12,009
Cash and cash equivalents at the beginning of year	17,693	28,291	44,198

Cash and cash equivalents at the end of year	$28,291	$44,198	$56,207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,890	$8,888	$4,913
Interest paid	$44	$17	$—
SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through capital lease	$40	$—	$—
Asset retirement obligations related to operating leases	$250	$333	$—
Treasury shares tendered to exercise stock options	$139	$323	$231
Declaration of dividends	$—	$1,888	$2,139

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”) was incorporated in the state of Texas on November 4, 1993 and is located in Coppell, Texas. The Company develops high-quality, proprietary nutritional supplements, topical products, and weight-management products and primarily sells its products through a network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, also referred to as South Korea, Taiwan, and Denmark. The Company opened operations in Taiwan in June 2005 and began selling products in Denmark in August 2005. As of December 31, 2005, the Company was completing the registration of certain products in Germany so that it can begin selling its products in the German market.

Independent associates purchase the Company’s products at published wholesale prices for the primary purpose of personal consumption or sale to retail customers. Members purchase the Company’s products at a discount from published retail prices for the primary purpose of personal consumption. The term customer includes independent associates, members and retail customers. The Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery other than usual and customary product returns. Only independent associates are eligible to earn commissions and incentives on their downline growth and sales volume. The Company has twelve wholly-owned subsidiaries; however, only the following subsidiaries are currently active:

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began
Mannatech Australia Pty Limited	April 1998	St. Leonards, Australia	October 1998
Mannatech Limited UK.	November 1998	Didcot, Oxfordshire, United Kingdom	November 1999
Mannatech Japan, Inc.	January 2000	Tokyo, Japan	June 2000
Mannatech Korea Ltd.	February 2004	Seoul, Republic of Korea	September 2004
Mannatech Taiwan Corporation	June 2004	Coppell, Texas*	June 2005
Mannatech (International) Limited	December 2005	Gibraltar	December 2005

*	Branch office of Mannatech Taiwan Corporation is located and operates in Taipei, Taiwan.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

For comparative purposes, prior periods’ construction in progress was separated from property and equipment and commissions and incentives payable, and taxes payable were separated from accrued expenses on the 2004 Consolidated Balance Sheet and in the 2003 and 2004 Statement of Cash Flows, as well as accrued interest related to the note receivable was reclassified from an investing activity to an operating activity in the Consolidated Statement of Cash Flows to conform to the Company’s 2005 consolidated financial statement presentation.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that could affect its reported amounts of assets, liabilities, revenues, and expenses during the reporting periods as well as disclosures about its contingent assets and liabilities. Significant estimates for the Company include inventory obsolescence, sales returns, and valuation allowance for deferred tax assets. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including credit card receipts, with original maturities of three months or less to be cash equivalents.

For the years ended December 31, 2003, 2004 and 2005, the Company included in its cash and cash equivalents credit card receipts due from its credit card processor of $1.8 million, $2.5 million, and $3.0 million, respectively, as credit card receipts are received within 24 to 72 hours after receiving the approval code from the credit card processor.

Restricted Cash

The Company is required to restrict cash related to direct selling and credit card sales in the Republic of Korea, which as of December 31, 2004 and 2005 was $1.1 million and $1.3 million, respectively. In addition, as of December 31, 2004 and 2005, the Company is required to restrict cash related to its Canada operations totaling $0.4 million and $0.3 million, respectively. In addition, as of December 31, 2004 and 2005, the Company is required to restrict cash of $0.1 million in a term deposit in an Australian bank, which is required as collateral for the Company’s Australian building lease and is expected to be renewed through March 2008, when the Australian building lease expires.

In 2005, the Company was required to restrict cash as collateral for a letter of credit related to its 2006 travel incentive totaling $2.5 million. The cash will be unrestricted once the trip is completed and paid in full by the Company, which is estimated to occur in the fourth quarter of 2006. In 2004, the Company was required to restrict cash as collateral for a letter of credit related to its 2004 travel incentive totaling $0.4 million.

Accounts Receivable

At December 31, 2004 and 2005, accounts receivable primarily consisted of payments due from manufacturers for purchases of raw material inventories and from customers. In addition, as of December 31, 2004 and 2005, accounts receivable also consisted of a receivable due from Mannarelief, a related party, of $0.1 million and $0.3 million, respectively.

Inventories

Inventories consist of raw materials, finished goods and sales aids that are stated at the lower of cost (using standard costs, which approximate average costs) or market. The Company provides an adequate allowance for any slow-moving or obsolete inventories.

Investments

The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Under FAS 115, debt securities that have readily determinable fair values are classified in three categories: held-to-maturity, trading, or available-for-sale. The Company’s investments are all categorized as available-for-sale and are recorded at fair value, which is determined based on quoted market prices with unrealized gains and losses included in shareholders’ equity, net of tax. The Company records any realized gains and losses on sales of its investments in other income (expense), net in its accompanying Consolidated Statements of Operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation computed using the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the accompanying Consolidated Statements of Operations.

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

Other Assets

For the years ended December 31, 2004 and 2005, other assets consisted of deposits for building leases in various locations totaling $1.2 million and $1.1 million, respectively.

Commissions and Incentives

Independent associates earn commissions and incentives based on their direct and indirect commissionable net sales over 13 business periods. Each business period is equal to 28 days. The Company accrues commissions and incentives when earned by independent associates and pays certain of its commissions related to product sales three weeks following the business period end and pays commissions related to its pack sales five weeks following the business period end.

Long-term Liabilities

At December 31, 2004 and 2005, the Company maintained building operating leases for its corporate office facilities located in the United Kingdom, Japan, the Republic of Korea, and Taiwan. As of December 31, 2004 and 2005, the Company had accrued restoration costs totaling $0.2 million.

At December 31, 2004 and 2005, the Company’s long-term liabilities consisted of an estimated deferred benefit obligation related to its deferred benefit plan for its Japan operations of $0.2 million , respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes,”(“FAS 109”). The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criteria for recognition.

Revenue Recognition

The Company’s revenues are primarily derived from sales of its products, sales of its starter and renewal packs, and shipping fees. Substantially all of the Company’s product sales are sold to independent associates at published wholesale prices and to members at discounted published retail prices and revenue recognized on receipt of products by its customers. The Company records a reserve for expected sales refunds based on its historical experience.

The Company defers certain of its revenue. Total deferred revenue consists of revenue received from sales of products and packs, which were shipped to customers but not received at period end, prepaid revenue received from customers planning to attend a future corporate-sponsored event, and revenue related to a one-year magazine subscription and from pack sales when the pack sale price exceeds the estimated wholesale value of all individual components within the pack. Deferred revenue related to products shipped is recognized upon receipt by the customer and deferred revenue for magazine subscriptions is recognized over one year. Components of deferred revenue were as follows:

	December 31, 2004	December 31, 2005
Revenue related to undelivered product/pack sales	$1.5 million	$2.6 million
Revenue related to one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	0.8 million	0.7 million
Revenue related to events held in the future	—	0.4 million

Total deferred revenue	$2.3 million	$3.7 million

Shipping and Handling Cost

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales. The Company records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $9.6 million, $13.6 million, and $18.2 million for the years ended December 31, 2003, 2004, and 2005, respectively.

Advertising Costs

The Company records advertising and promotional expenses in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $4.6 million, $6.3 million, and $8.7 million for the years ended December 31, 2003, 2004, and 2005, respectively. Literature and promotional items, called sales aids, are sold to independent associates to assist in their sales efforts and are generally included in inventories and charged to cost of sales when sold.

Accounting for Stock-Based Compensation

The Company has three stock-based compensation plans, all of which were approved by its shareholders and are described more fully in Note 11. The Company generally grants stock options to its employees and board members at the fair market value of its common stock on the date of grant. Shareholders who own five percent or more of the Company’s outstanding stock are granted stock options at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and have a term no greater than five years.

For stock-based compensation issued to nonemployees, the Company is required to follow Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under FAS 123, stock-based compensation to nonemployees is measured at the calculated fair value on the date of grant in the Consolidated Statements of Operations.

For stock-based compensation issued to employees and members of its Board of Directors, the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Under the recognition and measurement principles of APB 25, no compensation expense is recognized unless the market price of the stock option exceeds the exercise price on the date of grant. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (“FAS 123R”), which is effective for the first annual reporting period beginning after June 15, 2005. Under FAS 123R, and beginning January 1, 2006, the Company is required to measure and recognize compensation expense related to any unvested stock options previously granted and thereafter recognize compensation expense related to granting any new stock options to its employees or board members using a calculated fair-value based method of accounting. As of December 31, 2005, the Company had 391,052 unvested stock options with an estimated calculated fair-value of approximately $0.6 million. The Company also has 435,704 stock options available to grant and if granted after December 31, 2005, the Company will have to recognize compensation expense equal to the estimated fair value of its stock options granted.

The fair value of each option granted was estimated on the date of grant using the calculated fair-value based option-pricing model with the following weighted-average assumptions during 2003, 2004, and 2005:

	2003	2004	2005
Dividend yield	0.0%	1.5%	1.5%
Expected volatility	87.0%	82.5%	84.3%
Risk-free rate of return	3.4%	3.4%	3.8%
Expected life (in years)	4 or 7	5	7

For disclosure purposes only, the Company estimated the fair value for all of its stock options granted to employees and board members on the date of grant using the fair-value based option-pricing model and estimated the amount of expense that it would have recognized for each stock option granted over its vesting period if it had adopted the fair value method upon issuance of FAS 123. The following table illustrates the effect on the Company’s consolidated net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to all of its stock options:

	For the Year Ended December 31,
	2003	2004	2005
	(in thousands, except per share information)
Consolidated net income, as reported	$8,790	$19,552	$28,647
Add (Subtract): Stock-based employee compensation expense (income) included in reported net income, net of related tax effect (1)	918	67	(43)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effect (2)	(1,067)	(514)	(493)

Pro forma net income	$8,641	$19,105	$28,111

Basic Earnings Per Share:
As reported	$0.34	$0.74	$1.06

Pro forma	$0.34	$0.72	$1.04

Diluted Earnings Per Share:
As reported	$0.34	$0.71	$1.03

Pro forma	$0.33	$0.70	$1.01

(1)	For the years ended December 31, 2003, 2004, and 2005, the net tax effect was $574, $42, and $27, respectively.
(2)	For the years ended December 31, 2003, 2004, and 2005, the net tax effect was $381, $245, and $302, respectively.

Research and Development Costs

The Company expenses research and development costs when incurred. Research and development costs related to new product development, enhancing existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third party contractors, and consulting fees were approximately $4.0 million, $7.0 million, and $5.0 million for the years ended December 31, 2003, 2004, and 2005, respectively. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating expenses.

Software Development Costs

The Company capitalizes qualifying internal payroll and external contracting and consulting costs related to the development of internal use software after the conceptual formulation stage has been completed. The Company amortizes such costs over the estimated useful life of the software, which is five years once the software has been placed in service. The Company capitalized software costs of approximately $0.1 million, $4.1 million, and $12.1 million, in 2003, 2004, and 2005, respectively in connection with its on-going customization of its internally-developed software systems. Amortization expense related to all of its capitalized software was approximately $0.7 million, $0.4 million, and $1.1 million for the years ended December 31, 2003, 2004, and 2005, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, time deposits, investments, note receivable, accounts receivable, capital lease, deferred revenues, accounts payable, and accrued expenses, approximate their recorded values due to their relatively short maturities.

Foreign Currency Translation

The Company’s Australian and United Kingdom subsidiaries are operating as limited service providers and the United States dollar is considered to be their functional currency. As a result, nonmonetary assets and liabilities are translated at their approximate historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. Transaction (gains) and losses totaled approximately ($0.9 million), $0.3 million, and $1.9 million, for the years ended December 31, 2003, 2004, and 2005, respectively and is included in other income (expense) in the Company’s Consolidated Statement of Operations.

The Company considers the Japanese Yen the functional currency of its Japanese subsidiary, the Korean Won the functional currency of its South Korean subsidiary, and the Taiwan Dollar the functional currency of its Taiwan subsidiary because it conducts substantially all of its business in these countries’ currencies. These subsidiaries’ assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included as accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Income (Loss)

Included in Accumulated Other Comprehensive Income (Loss) are translation adjustments related to the Company’s operations in Japan, the Republic of Korea, and Taiwan and unrealized gains and losses from investments that are classified as available-for-sale.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

FAS 123R. In December 2004, FASB issued FAS 123R to replace FAS 123 and supersedes APB 25. FAS 123R requires a company to recognize compensation cost related to share-based payment transactions in its financial statements. The compensation costs should be measured based on the estimated fair value of the equity or liability instruments issued. The provisions of APB 25 and FAS 123 remain in effect until the provisions of FAS 123R are adopted. The Company adopted FAS 123R on January 1, 2006, and estimates recording expense related to adopting FAS 123R of approximately $0.3 million in 2006, $0.2 million in 2007, and $0.1 million in 2008.

FAS 151. In November 2004, FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs and amendment of ARB No. 43, Chapter 4,”(“FAS 151”). FAS 151 amends the guidance for inventory pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires companies to recognize these costs as current period charges. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or its cash flows.

FAS 153. In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”, (“FAS 153”). FAS 153 amends the guidance in APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of FAS 153 are effective during fiscal years beginning after June 15, 2005. The Company believes the adoption of FAS 153 will not have a significant effect on its consolidated financial statements.

FAS 154. In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”, (“FAS 154”). FAS 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of FAS 154 will have a significant effect on its consolidated financial statements.

FAS 155. In February 2006, FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FAS 133 and FAS 140”, (“FAS 155”). FAS 155 amends the guidance in FAS 133 and FAS 140 to further define the proper accounting treatment for certain financial instruments. The provisions of FAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect adopting FAS 155 will have a material impact on its consolidated financial position, results of operations, or its cash flows.

FIN 47. In March 2005, the FASB issued FASB Interpretation No 47, “Accounting for Contingent Asset Retirement Obligations, an interpretation of Statement 143, Asset Retirement Obligations”, (FIN 47”). FAS 143, as amended by FIN 47, applies to all entities that have legal obligations to perform asset retirement activities, including those in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The FASB concluded that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability if sufficient information is available to reasonably estimate the fair value of the asset retirement obligation. Accordingly, an entity should recognize a liability for the fair value of an asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 in 2005 and it did not have a significant effect on its consolidated financial statements.

EITF 04-13. In September 2005, the FASB Emerging Issues Task Force (“EITF”) released Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, (“EITF 04-13”). EITF 04-13 provides guidance on how to account for two or more inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another and requires that those transactions be combined under certain circumstances for purposes of applying Opinion 29, Accounting for Nonmonetary Transactions. EITF 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The Company does not believe that the adoption of EITF 04-13 will have a significant effect on its consolidated financial statements.

FSP FAS 115-1 AND FAS 124-1. In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, (“FSP FAS 115-1 and FAS 124-1”). This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and is effective for reporting periods beginning after December 15, 2005. The Company is currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP did not have a material impact on the Company’s consolidated results of operations or its consolidated financial position.

NOTE 3: INVESTMENTS

The Company classifies its investments as available-for-sale. At December 31, 2005 the Company’s investments consisted of the following:

	Amortized cost	Gross unrealized loss	Fair value
	(in thousands)
Federal Home Loan Bank bond	$2,000	$(26)	$1,974
State or federal agency backed obligations	15,375	—	15,375

Total investments	$17,375	$(26)	$17,349

The Company classifies its investments as available-for-sale. At December 31, 2004, the Company’s investments consisted of the following:

	Amortized cost	Gross unrealized loss	Fair value
	(in thousands)
Federal Home Loan Bank	$3,993	$(45)	$3,948
Corporate asset-based obligations	5,000	—	5,000
State regulated utility company obligation	8,125	—	8,125

Total investments, classified as long term	$17,118	$(45)	$17,073

The Company’s fair value of investments by contractual maturity at December 31, 2005, in thousands, are as follows:

2005
Due in one year or less	$1,974
Due between one and five years	—
Due after ten years	15,375

$17,349

NOTE 4: INVENTORIES

During 2004, the Company wrote off inventories of $0.4 million and at December 31, 2004 had a provision for slow-moving and obsolete inventory of $0.2 million. For the year ended December 31, 2005, the Company increased its inventory provision by $0.5 million and wrote-off inventories of $0.3 million. Inventories consisted of the following (in thousands):

	December 31,
	2004	2005
Raw materials	$1,424	$5,759
Finished goods, less inventory reserves for obsolescence of $217 in 2004 and $387 in 2005	11,733	14,052

	$13,157	$19,811

NOTE 5: PROPERTY AND EQUIPMENT

At December 31, 2004 and 2005, property and equipment consisted of the following (in thousands):

	Estimated useful life		2004	2005
Office furniture and equipment	5 to 7 years		$6,537	$7,229
Computer hardware and software	3 to 5 years		11,598	17,122
Automobiles	3 or 5 years		118	119
Leasehold improvements	2 to 10 years	*	6,974	7,514

			25,227	31,984
Less accumulated depreciation			(18,758)	(21,033)

			6,469	10,951
Construction in progress			3,544	8,157

			$10,013	$19,108

*	Leasehold improvements are amortized over the shorter of the useful life of the leased asset or the lease term.

At December 31, 2004, construction in progress consisted of internally developed software costs of $3.2 million and $0.3 million for in process leasehold improvements for the Company’s corporate facility and its Taiwan office. At December 31, 2005, construction in progress consisted of internally developed software costs of $7.8 million and $0.2 million for construction in process leasehold improvements for its corporate facility.

NOTE 6: ACCRUED EXPENSES

At December 31, 2004 and 2005, accrued expenses consisted of the following (in thousands):

	2004	2005
Commissions and incentives payable	$1,325	$913
Accrued inventory purchases	6,528	3,442
Accrued royalties and compensation	4,991	4,807
Customer deposits and sales returns	2,417	2,212
Sales and other taxes payable	360	523
Accrued legal and accounting fees	963	1,328
Income taxes payable	419	232
Declared dividends	1,888	2,139
Other accrued operating expenses	1,498	1,204

	$20,389	$16,800

NOTE 7: INCOME TAXES

The components of the Company’s income before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2003	2004	2005
United States	$9,922	$23,667	$40,848
Foreign	2,816	3,331	4,600

	$12,738	$26,998	$45,448

The components of the Company’s income tax provision for 2003, 2004, and 2005 are as follows (in thousands):

	2003	2004	2005
Current provision:
Federal	$5,161	$6,407	$10,880
State	394	533	746
Foreign	123	363	2,014

	$5,678	$7,303	$13,640

Deferred provision:
Federal	$(1,560)	$1,235	$1,892
State	(170)	125	175
Foreign	—	(1,217)	1,094

	(1,730)	143	3,161

Provision for income taxes	$3,948	$7,446	$16,801

A reconciliation of the Company’s effective tax rate and the United States federal statutory tax rate is as follows:

	For the Year Ended December 31,
	2003	2004	2005
Federal statutory income taxes	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	2.0	1.3
Difference in foreign and United States income tax on foreign operations	(0.3)	1.0	1.5
Changes in valuation allowance	(5.3)	(7.8)	1.1
Other, net	(0.3)	(2.6)	(1.9)

	30.9%	27.6%	37.0%

The Company’s deferred income taxes consisted of the following at December 31, (in thousands):

	2004	2005
Deferred tax assets:
Deferred royalties due to an affiliate	$639	$1,342
Depreciation and amortization related to property and equipment	296	905
Net operating losses carry forward for its Japan, Republic of Korea, and Taiwan subsidiaries	198	662
Accrued expenses	1,024	631
Deferred revenue	405	399
Inventories	219	379
Current portion of severance expenses	145	53
Non-cash accounting charges related to stock options and warrants	77	49
Other, net	1	29

Total deferred tax assets	3,004	4,449
Less valuation allowance	(151)	(662)

Total deferred tax assets, net of valuation allowance	$2,853	$3,787

Deferred tax liabilities:
Internally developed software	$—	$3,303
Prepaid expenses	—	791
Other, net	4	5

Total deferred tax liabilities	$4	$4,099

At December 31, 2004 and 2005, the Company’s valuation allowance was $0.2 million and $0.7 million, respectively. FAS 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of net deferred tax assets will not be realized. A review of all positive and negative evidence of realizability must be considered in determining the need for a valuation allowance. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified.

The $0.2 million valuation allowance at December 31, 2004, represented a full reserve against the Company’s net deferred tax asset related to its Republic of Korea operations, which began in September 2004, as the Company believed the more likely than not criteria for recognition purposes could not yet be met. At December 31, 2005, the valuation allowance was composed of $0.5 million related to its Republic of Korea operation and $0.2 million related to its Taiwan operations, because the Company believes “the more likely than not criteria” cannot yet be met.

At December 31, total net deferred tax assets (liabilities) are classified in the accompanying consolidated financial statements as follows (in thousands):

	2004	2005
Current deferred tax assets	$1,850	$671
Noncurrent deferred tax assets	1,003	103
Noncurrent deferred tax liabilities	(4)	(1,086)

Net deferred tax assets (liabilities)	$2,849	$(312)

For year ended December 31, 2005, the Company had $7.0 million of undistributed earnings related to its Australian and United Kingdom subsidiaries. These earnings were and are expected to continue to be permanently reinvested. The Company expects that any repatriation of these earnings would not result in a material tax liability.

NOTE 8: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

Receivables due from affiliates

On February 17, 1999, the Company signed five separate notes receivable agreements with five shareholders who were also affiliates of the Company. The notes with installments were due annually through February 17, 2004. In 2001, the Company agreed to modify the terms of the note receivable with Mr. Charles Fioretti as part of his separation and release agreement. Mr. Fioretti is a former Chairman and Chief Executive Officer of the Company. Under the terms of the modified agreement dated June 4, 2001, Mr. Fioretti’s remaining principal balance of $127,000 continued to accrue interest and was due on the earlier of February 17, 2011, or 13 days after the date in which Mr. Fioretti no longer owns at least 100,000 shares of the Company’s common stock. During 2005, Mr. Fioretti owned less than 100,000 shares of Mannatech stock and as a result, the note became due to the Company and was classified as a current asset. The Company believes the note is collectible and is negotiating with Mr. Fioretti to pay the remaining principal and interest related to his note, which as of December 31, 2005 was approximately $153,000.

Agreement with a Director

In November 2003, the Company entered into a Lock-Up Agreement whereby the Company pays Mr. J. Stanley Fredrick, the Company’s Lead Director on its Board of Directors and a major shareholder, $185,000 per year for his agreement not to sell his shares unless approved by the Board of Directors. In June 2004, the Company’s Board of Directors authorized Mr. Fredrick to sell up to 350,000 shares of his stock and as a result, during 2004, Mr. Fredrick sold 350,000 shares of his common stock. As of December 31, 2005, Mr. Fredrick continues to hold 3,150,000 shares of the Company’s common stock.

In November 2003, the Company also agreed to pay Mr. Fredrick $0.1 million annually to act as its Lead Director for its Board of Directors. During 2004 and 2005, the Company paid Mr. Fredrick $0.1 million annually related to this agreement.

In January 2006, the Company began paying Mr. Fredrick director meeting fees associated with attending its Board of Directors and Committee meetings.

Agreement with Fredrick Media, LLC

On November 16, 2005, the Company entered into a consulting services agreement with Fredrick Media, LLC, which is owned by Mr. Landen Fredrick, son of Mr. J. Stanley Fredrick. Pursuant to the Consulting Agreement, the Company agreed to pay approximately $0.2 million to Fredrick Media LLC for various consulting services, including consulting related to the development of the Company’s website.

Clinical Studies with St. George’s Hospital

On June 4, 2002, Dr. John Axford was elected to the Company’s Board of Directors and currently serves as the Chairman of the Company’s Science Committee. The Company paid Dr. Axford $8,000, $33,000, and $30,000 during 2003, 2004, and 2005, respectively, related to certain research and development consulting fees.

St. George’s Hospital & Medical School is located in London, England where Dr. Axford is the principal investigator in certain clinical trials funded by the Company for St. George’s Hospital. In October 2002, the Company signed a three-year agreement with St. George’s Hospital & Medical School, the employer of Dr. Axford, to fund a grant for $148,000, to help fund a clinical trial. In June 2004, the Company signed a second three-year agreement with St. George’s Hospital & Medical School to fund research costs related to another clinical study for a clinical trial involving one of the Company’s products, totaling approximately $0.7 million. During 2003, 2004, and 2005, the Company paid St. George’s Hospital & Medical School $0.1 million, $0.2 million, and $0.2 million related to these two clinical studies.

Transactions involving the Chairman and Chief Executive Officer

In December 2004, Mr. Samuel Caster, the Company’s Chairman of the Board and Chief Executive Officer, entered into an agreement with a former employee, Dr. H. Reginald McDaniel. Under this agreement, Mr. Caster agreed to sell Dr. McDaniel 180,000 shares of his common stock at $2.66 per share. On the date of this agreement, the fair market value of the Company’s common stock was $19.59 per share. As a result of this private sale transaction, the Company recorded a one-time non-cash charge of $3.0 million, which was calculated as the difference between the fair market value of the common stock and the sales price of the stock had it been sold in the open market.

Mr. Caster founded MannaRelief in 1999 and since then has served as its Chairman. Defined under the Internal Revenue Code, MannaRelief is a 501(c)(3) charitable organization that provides services for children. Donald Herndon, who serves as the Company’s Vice President of Field Services, also serves on MannaRelief’s Board. Mr. Herndon is the brother-in-law of Mr. Caster and is also the brother-in-law of Terry L. Persinger, who serves as the Company’s President, Chief Operating Officer and as a member of the Company’s Board of Directors. During 2003, 2004 and 2005, the Company made cash contributions to MannaRelief, sold certain of its products to MannaRelief at cost plus shipping and handling charges, and shipped the products purchased by MannaRelief to its chosen recipients. In addition, certain Company employees and consultants periodically volunteer to work on various fund raising projects and events for MannaRelief at no cost to MannaRelief. For the years ended December 31, 2003, 2004, and 2005, the Company sold products to MannaRelief at cost plus shipping and handling of approximately $0.5 million, $0.8 million, and $1.4 million, respectively. At December 31, 2004 and 2005, the Company had recorded a receivable due from MannaRelief for purchases of its products totaling $0.1 million and $0.3 million, respectively. The Company approved cash contributions of approximately $0.2 million, $0.3 million, and $0.4 million, for 2003, 2004, and 2005, respectively, of which $0.1 million remained unpaid at December 31, 2005. The Company also approved an annual donation of approximately $0.6 million to MannaRelief payable in 2006.

Certain Transactions with Ray Robbins

Mr. Ray Robbins is a member of the Company’s Board of Directors and major shareholder. Mr. Ray Robbins also holds multiple positions in the Company’s associate global downline network marketing system, four of which related to the cancellation of an agreement between the Company and Mr. Robbins in June 1999. The Company pays commissions and incentives to its associates for product sales and downline growth. The Company paid commissions to Ray Robbins totaling $1.8 million in 2003, $2.7 million in 2004, and $3.1 million in 2005. In addition, Kevin Robbins and his wife Dawn, who are also Company associates and the son and daughter-in-law of Mr. Ray Robbins, were paid associate commissions of approximately $0.3 million each year. All commissions paid to Ray Robbins and his immediate family members were paid in accordance with the Company’s global associate career and compensation plan.

NOTE 9: EMPLOYMENT AGREEMENTS AND SEVERANCE CHARGES

In 2001, the Company recorded a severance charge of $3.4 million related to severance agreements with several former officers of the Company including, among others, Mr. Anthony Canale, Ms. Deanne Varner and Mr. Patrick Cobb. Under the terms of their agreements, the executives were bound by certain non-compete and confidentiality clauses and the Company agreed to pay Mr. Canale, Ms. Varner and Mr. Cobb an aggregate amount of $0.8 million in 2001, $0.6 million in 2002, $0.5 million in 2003, and $0.1 million in 2004. The payments consisted of various charges including compensation related to the cancellation of their employment agreements, health insurance, and automobile expenses. The Company also agreed to grant Mr. Canale a total of 213,333 warrants to purchase common stock, Ms. Varner a total of 163,333 stock options and Mr. Patrick Cobb a total of 60,000 stock options, all at exercise prices ranging from $1.75 to $4.00 per share. The stock options and warrants vested on the date they were granted and as of December 31, 2005, all but 500 stock options and none of the stock warrants had been exercised.

On April 15, 2003, Mr. Robert M. Henry resigned from the Company as its Chief Executive Officer and as a board member, and the Company entered into a Separation Agreement with Mr. Henry. Pursuant to the Separation Agreement, the Company agreed to pay Mr. Henry a total of $1.4 million through December 31, 2005. The severance payments primarily related to the Company’s contractual obligations of Mr. Henry’s terminated employment agreement, which would have expired in 2004, outplacement fees, attorney fees, relocation fees, health and life insurance, and title to his leased vehicle. In addition, in 2003, the Company extended the term of Mr. Henry’s 266,667 vested stock options to ten years from the original date of grant and recorded a one-time non-cash compensation charge of $0.6 million. Mr. Henry exercised all of his stock options in 2003 and 2004.

In September 2003, the Company recorded a severance charge of $0.4 million related to the resignation of Mr. Brad Wayment, its former Senior Vice President of Marketing and also paid $0.2 million to certain former employees related to certain severance agreements, which primarily related to salary and benefits. Subsequently, in October 2003, the Company entered into an agreement with Mr. Wayment whereby the Company agreed to accelerate the vesting period for 16,666 of Mr. Wayment’s stock options and to extend the term of Mr. Wayment’s 100,000 stock options from November 1, 2003 until October 13, 2004. The modification of Mr. Wayment’s original stock options resulted in the Company recording a one-time additional non-cash compensation charge of $0.3 million in the fourth quarter of 2003. Mr. Wayment exercised all of his stock options in 2004.

In November 2004, the Company extended its employment agreement with Mr. Terry L. Persinger, its Chief Operating Officer, President, and board member to December 31, 2006. The employment agreement specifies an annual salary and provides that either party can cancel the agreement. If the Company cancels the employment agreement without cause, the Company is required to pay his annual salary for the remaining duration of the agreement. Mr. Persinger is also furnished a leased vehicle, and is eligible to participate in all employee benefits available to other Company executives. In November 2005, the Company increased Mr. Persinger’s annual salary beginning in January 2006, from $357,000 to $372,000.

In October 2002, the Company entered into a written employment agreement with Mr. Caster, which expired on December 31, 2005. As a result, in November 2005, the Company entered into a new two-year employment agreement with Mr. Caster. Pursuant to the terms of the new employment agreement, the Company agreed to increase Mr. Caster’s annual salary from $600,000 to $660,000, furnished a leased vehicle, and is eligible to participate in all employee benefits available to other Company executives. The Company is obligated to pay Mr. Caster any unused but accrued vacation and the greater of one-year annual salary or the remainder of his agreement, except in the case of resignation, death, incapacitation, or termination with cause.

In August 2005, the Company entered into a two-year employment agreement with Mr. John Price, its President of International Operations. Pursuant to the terms of the employment agreement, the Company agreed to grant Mr. Price 25,000 common stock options, pay relocation expenses of approximately $30,000, furnish him a leased vehicle, pay him an annual salary of $240,000 and allow him to participate in all employee benefits available to other Company executives. If the Company terminates his employment without cause or the Company does not renew his employment agreement or does not give notice of non-renewal on or before the one-year anniversary of this agreement, the Company will be obligated to pay Mr. Price his base salary for twelve months following the last date of employment.

In November 2005, the Company entered into a two-year employment agreement with Ms. Bettina Simon, its Chief Legal Officer and Senior Vice President. Pursuant to the terms of her employment agreement, the Company agreed to pay Ms. Simon an annual salary of $300,000, furnish her a leased vehicle, and allow Ms. Simon to participate in all employee benefits available to other Company executives. The Company is obligated to pay Ms. Simon any unused but accrued vacation and the greater of one-year annual salary or the remainder of her agreement, except in the case of resignation, death, incapacitation, or termination with cause.

NOTE 10: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers all full-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. In 2005, the Company increased its matching contribution for the 401(k) Plan from 25% to 50% on each one dollar of contribution, up to six percent of the participating employees’ compensation, not to exceed 100 percent of the employees’ first 15% annual compensation. In addition, the Company may make discretionary contributions to the 401(k) Plan. The Company’s matching contributions for its United Sates employees vest ratably over a five-year period. Contributions made by the Company to its 401(k) Plan were approximately $0.1 million, $0.1 million, and $0.4 million in 2003, 2004, and 2005, respectively.

The Company also sponsors a non-U.S. defined benefit plan covering its employees in its Japan subsidiary (“the Benefit Plan”). Pension benefits under the Benefit Plan are based on years of service and annual salary. The Company utilizes actuarial methods required by Financial Accounting Standards Board No. 87, “Employers’ Accounting for Pensions,” (“FAS 87”). FAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and FAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FAS Statements No. 87, 88, and 106,” to account for the Benefit Plan. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related pension benefit costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants, and changes in the level of benefits provided. The Company uses a measurement date of December 31 to evaluate and record any post-retirement benefits related to the Benefit Plan.

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets are as follows, (in thousands):

	For the Year Ended December 31,
	2004	2005
Projected benefit obligation:
Balance, beginning of year	$205	$332
Service cost	84	113
Interest cost	5	8
Liability (gains) and losses	38	(82)
Benefits paid to participants	—	(58)

Balance, end of year	$332	$313

Plan assets:
Fair value, beginning of year	$—	$—
Company contributions	—	58
Benefits paid to participants	—	(58)

Fair value, end of year	$—	$—

Funding Status

The funded status of the Benefit Plan reconciled to the amount reported on the Consolidated Balance Sheet is as follows, (in thousands):

	December 31,
	2004	2005
Unfunded benefit obligation	$(332)	$(313)
Unrecognized net transition obligation	73	66
Unrecognized net loss (gain)	55	(13)

Prepaid benefit cost	$(204)	$(260)

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2004	2005
Discount rate	2.5%	2.5%
Rate of increase in compensation levels	3.0%	3.0%

Components of Expense

Pension expense for the Benefit Plan is comprised of the following (in thousands):

	For the Year Ended December 31,
	2004	2005
Service cost	$84	$113
Interest cost	5	8
Amortization of transition or obligation	4	4
Amortization of unrecognized loss	—	1

Total pension expense	$93	$126

Estimated Contributions

As of December 31, 2005, benefits expected to be paid by the Benefit Plan for the next five years and thereafter are approximately as follows (in thousands):

2006	$2
2007	3
2008	4
2009	5
2010	5
Thereafter	163

Total expected benefits to be paid	$182

NOTE 11: STOCK OPTION PLANS

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

Stock options outstanding for the 1997, 1998, and 2000 Plans, (collectively, “the Stock Option Plans”) are in thousands, except per share information, for the year ended December 31, as follows:

	2003		2004		2005
	Shares (000s)	Weighted average exercise price	Shares (000s)	Weighted average exercise price	Shares (000s)	Weighted average exercise price
Outstanding at beginning of year	3,366	$3.64	2,313	$4.72	1,445	$5.06
Granted	297	$7.04	25	$18.69	87	$14.81
Exercised	(1,065)	$2.87	(888)	$4.09	(289)	$3.56
Canceled	(285)	$2.76	(5)	$2.63	(6)	$5.46

Outstanding at end of year	2,313	$4.53	1,445	$5.06	1,237	$6.09

Options exercisable at year end	1,978	$4.33	1,245	$4.52	1,049	$5.36

Weighted-average fair value of options granted during the year		$4.72		$12.36		$10.00

The following table summarizes information with respect to the Company’s stock options outstanding and exercisable at December 31, 2005, in thousands, except per share information:

	Options outstanding			Options exercisable
Exercise Price Range	Number of shares (000s)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of shares (000s)	Weighted average exercise price
$1.35 – $2.00	64	$1.96	2.6	64	$1.96
$2.50 – $2.69	488	$2.65	4.9	488	$2.65
$3.49 – $4.00	49	$3.50	6.7	27	$3.50
$7.45 – $8.20	524	$8.00	3.9	435	$7.98
$12.44	50	$12.44	9.7	—	$—
$17.05 – $18.69	52	$17.84	9.4	25	$17.61
$20.64	10	$20.64	9.1	10	$20.64

$1.35 – $20.64	1,237	$6.09	5.5	1,049	$5.36

During 2001, the Company issued 223,333 stock options and 213,333 warrants to former executives as part of their severance agreements. The stock options and warrants were exercisable immediately at prices ranging from $1.75 to $4.00 per share and have terms of seven to ten years. As of December 31, 2005, all but 500 of the stock options were exercised but none of the warrants had been exercised. The stock options and warrants require variable accounting treatment, which requires the Company to record a compensation charge equal to the difference between the fair market price and the exercise price of these options each quarter. During the years ended December 31, 2003, 2004, and 2005, the Company recorded compensation expense (income) related to these stock options and warrants of approximately $1.5 million, $0.1 million, and ($0.1 million), respectively.

The Company, as part of compensation to its Board of Directors, issues stock options to its new independent board members and grants additional stock options to its directors for re-election to its Board. In April 2005, the Company granted 2,000 common stock options to each of its independent directors – Dr. John Axford, Donald Buchholz, Gerald Gilbert, Alan Kennedy and Patricia Wier. The stock options fully vested on July 15, 2005 and are exercisable at an exercise price of $20.64 per share. In July 2005, the Company issued 8,026 common stock options to both Mr. Alan Kennedy and to Dr. John Axford, independent Directors, who were re-elected to a three-year term. The stock options vest over 3 years and are exercisable at an exercise price of $17.05 per share. In addition, in July 2005, the Company granted 2,141 common stock options to each of its independent directors – Dr. John Axford, Donald Buchholz, Gerald Gilbert, Alan Kennedy and Patricia Wier. The stock options vest immediately and are exercisable at an exercise price of $17.05 per share.

In August 2005, the Company granted 25,000 common stock options to each new executive officer – Dr. Rob Sinnott and Mr. John Price. These stock options vest over three years and are exercisable at a price of $12.44 per share. All of the stock options have a term of ten years and are cancelable 90 days after employment by the Company ceases or resignation from the Company’s Board of Directors.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware and warehouse equipment under various noncancelable operating leases. Some of these leases have options to renew. In September 2005, the Company renewed its United States corporate and distribution building leases. All of the Company’s leases expire at various times through December 2016. The Company also leases equipment under various month-to-month cancellable operating leases. Total rent expense was approximately $2.1 million, $2.9 million, and $3.8 million for the years ended December 31, 2003, 2004, and 2005, respectively.

During 2002, the Company entered into a master operating lease to lease approximately $0.3 million of computer hardware under a noncancelable master operating lease. The master operating lease contained seven separate three-year operating leases that expired at various times through October 2005. In April 2003, the Company obtained an additional master operating lease with another financial institution to lease additional computer hardware in an amount of $0.4 million that is payable through October 2006. In 2004, the Company leased additional computer hardware of $0.8 million that is payable through April 2007.

Approximate future minimum rental commitments for non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2006	$2,855
2007	1,719
2008	1,199
2009	922
2010	750
Thereafter	4,875

$12,320

Purchase Commitments

In March 2004, the Company entered into a five year Supply Agreement with Coradji PTY Limited to purchase a raw material used in the Company’s Ambrotose AO® product. Under the terms of the Supply Agreement, the Company is required to purchase a total of $0.4 million annually through February 2009. In November 2005, this Supply Agreement was amended to reduce the first year minimum quantity purchase from $0.4 million to $0.2 million, as the supplier’s harvest of this raw material was limited, which reduced the amount available to purchase. Pursuant to the Supply Agreement, the Company is required to purchase $1.3 million through 2009.

In August 2004, the Company entered into a five year Supply Agreement with Marionova PTY Limited to purchase raw materials used in its products. Under the terms of the Supply Agreement, the Company is required to purchase $3.5 million annually over the next three years. The Company is not required to purchase any minimum amount of raw materials for the last two years of this agreement. As of December 31, 2005, the Company is required to purchase an aggregate of $7.0 million through 2007.

In September 2005, the Company entered into a Supply Agreement with a vendor to purchase 100,000 copies of a magazine for $0.4 million in April 2006. The Company intends to sell this magazine as a promotional item beginning in March 2006.

In February 2006, the Company entered into an exclusive renewable Supply and License Agreement with Wellness Enterprises LLC, to purchase a raw material for ten months totaling $0.5 million for new products, which the Company plans to launch in Japan in 2006.

In February 2006, the Company entered into a five-year Supply Agreement with Larex, Inc. to exclusively purchase Arabinogalactan, an important component used in the formulation of its Ambrotose™ complex. In order to retain exclusive rights to purchase Arabinogalactan, the Company is required to purchase $0.6 million annually over the next five years, which will total $3.2 million through 2010.

Letter of Credit

The Company offers an annual travel incentive for its independent associates who qualify for the Company’s annual travel incentive. Part of the 2006 travel incentive is planned as a cruise on a Royal Caribbean Cruise ship for its United States and Canada associates. Royal Caribbean requires its customers to obtain a letter of credit that is collateralized with cash. As a result, the Company obtained a letter of credit and restricted cash of $2.5 million related to its 2006 annual travel incentive.

Royalty and Consulting Agreements

In 2002, the Company entered into a royalty agreement with Jett, a high level associate and shareholder, whereby the Company agreed to pay Jett an accumulated total of $1.6 million related to certain royalties. The Company agreed to pay Jett a royalty of $5.00 for each specific training material and sales aid that is developed by him and sold by the Company. At December 31, 2003, 2004, and 2005, the Company paid Jett royalties associated with this agreement of $0.4 million, $0.3 million, and $0.2 million, respectively. Pursuant to this agreement with Jett, the Company has paid a total of $1.0 million.

The Company also utilizes royalty agreements with individuals and entities to provide compensation for items such as reprints of articles or speeches relating to the Company, sales of promotional videos featuring sports personalities, and promotional efforts used by the Company for product sales or attracting new associates. The Company paid royalties for such royalty agreements of approximately $0.4 million, $0.4 million, and $0.3 million in 2003, 2004, and 2005, respectively.

In November 2004, the Company entered into a three-year consulting agreement with a former employee. The consultant was temporarily moved to Japan and under the terms of the agreement, the Company is obligated to pay the consultant approximately $0.2 million per year for certain consulting services and payment of certain living expenses and business-related expenses.

Agreements with Dr. Bill McAnalley

On August 7, 2005, the two-year employment agreement with Dr. Bill McAnalley, who served as the Company’s Chief Science Officer, expired. As a result, the Company entered into a Release Agreement and a one-year Consulting Agreement, in which the Company is required to pay Dr. McAnalley a total of $0.9 million. As of December 31, 2005, the Company paid Dr. McAnalley $0.4 million in connection with services provided under this Consulting Agreement.

In August 2003, the Company entered into a Royalty Agreement with Dr. McAnalley. The Company agreed to pay Dr. McAnalley the greater of his annual royalties or an annual executive bonus while employed by the Company. Under this agreement, Dr. McAnalley was paid an annual royalty of three tenths of one percent (0.003) of the calculated incremental net products sold per year. This Royalty Agreement ended in August 2005, when Dr. McAnalley’s employment agreement expired. For the year ended December 31, 2004, the Company accrued $0.3 million and for the year ended December 31, 2005, the Company paid Dr. McAnalley $0.3 million related to this Royalty Agreement, when this agreement ended.

In August 2003, the Company also entered into a Long-Term Post-Employment Royalty Agreement with Dr. McAnalley, pursuant to which the Company is required to pay Dr. McAnalley or his heirs’ royalties for ten years, beginning September 2005 through September 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales, by the Company, in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit, and recognize it over the life of Dr. McAnalley’s employment agreement. As of December 31, 2004, the Company accrued a long-term liability related to this Royalty Agreement of $1.7 million and as of December 31, 2005, the Company accrued $3.9 million related to this Royalty Agreement, of which $0.5 million was currently due at December 31, 2005.

Non-Compete and Confidentiality Agreement

In July 2002, the Company entered into a Non-Compete and Confidentiality Agreement with Dr. H. Reginald McDaniel, a former medical director, who resigned from the Company in June 2002. Under the terms of the Non-Compete and Confidentiality Agreement, the Company agreed to pay Dr. McDaniel $25,000 a month, as consideration for his continued compliance with the non-compete clause of this agreement. In January 2005, the Company amended the Non-Compete and Confidentiality Agreement for one more year and agreed to extend the agreement to pay Dr. McDaniel $25,000 a month through January 2006.

NOTE 13: LITIGATION

The Company has been sued in three securities class action lawsuits in the United States District Court for the District of New Mexico.

•	First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against the Company and Mr. Samuel L. Caster, its Chief Executive Officer, in the United States District Court for the District of New Mexico, on behalf of himself and all others who purchased or otherwise acquired the common stock of the Company between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby.

•	Second, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against the Company, Mr. Caster, Mr. Terry L. Persinger, its President and Chief Operating Officer, and Mr. Stephen D. Fenstermacher, its Chief Financial Officer.

•	Third, on September 5, 2005, Mr. Michael Bruce Zeller filed a class action lawsuit against the Company, Mr. Caster, Mr. Persinger, and Mr. Fenstermacher.

The allegations in these class action lawsuits are substantially identical. The complaints allege violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, alleging that defendants artificially inflated the value of the Company’s common stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of the Company’s products during the purported class period.

On December 12, 2005, the Court granted a motion to consolidate the three putative class action lawsuits. These lawsuits have been consolidated into the civil action styled “In re Mannatech, Incorporated Securities Litigation.” Also, on January 4, 2006, the Court granted a motion in the consolidated putative class action lawsuit to appoint “The Mannatech Group,” consisting of Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John C. Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, as lead plaintiffs. The January 4, 2006 court order also appointed the law firms Lerach Coughlin Stoia Geller Rudman & Robbins LLP as lead counsel, and Freedman Boyd Daniels Hollander & Goldberg, P.A. as liaison counsel, for the putative class. On March 3, 2006, the plaintiffs in the consolidated cases filed a Consolidated Class Action Complaint for Securities Fraud. The Company has sixty days in which to file a response.

The Company has also been sued in three shareholder derivative lawsuits.

•	First, on October 18, 2005, a shareholder derivative lawsuit was filed by Norma Middleton, Derivatively and on Behalf of Nominal Defendant, Mannatech, Incorporated v. Samuel L. Caster, Terry L. Persinger, Donald A. Buchholz, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, and Patricia A. Wier, in the United States District Court for the Northern District of Texas, Dallas Division.

•	Second, on January 11, 2006, a shareholder derivative action was filed by Kelly Schrimpf, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated v. Samuel L. Caster, Terry L. Persinger, Steven W. Lemme, and Stephen D. Fenstermacher in the 162nd District Court of Dallas County, Texas.

•	Third, on January 13, 2006, a shareholder derivative action was filed by Frances Nystrom, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated v. Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, John Stuart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, and Donald A. Buchholz in the United States District Court for the Northern District of Texas.

Each of these shareholder derivative lawsuits makes allegations similar to the allegations of the shareholder class action litigation described above. The Company’s independent directors have appointed a Special Litigation Committee to review these matters and determine the proper corporate response. On February 22, 2006, the Company filed a Motion Requesting Stay of Derivative Proceedings Pending Inquiry Into Plaintiff’s Claims in the Schrimpf lawsuit. On March 2, 2006, the Company and the individual defendants subsequently filed Defendants’ Motion to Dismiss, Plea in Abatement, Motion to Stay and, Subject Thereto, Original Answer. These motions are pending as are the Company’s motions to stay and consolidate the Middleton and Nystrom lawsuits.

Plaintiffs in the consolidated putative class actions and in the shareholder derivative actions seek an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees.

In response to these actions, the Company believes it has retained experienced securities litigation counsel to vigorously defend itself and its officers and directors. The Company also believes this type of litigation is inherently unpredictable. It should be noted that a court must certify a class before a case can proceed as a class action lawsuit and the determination has not been made in the consolidated securities cases. The Company believes these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, the Company might incur in connection with any of these above mentioned securities and derivative lawsuits.

On September 19, 2005, the Court dismissed the lawsuit filed in the Superior Court of California, County of Los Angeles by Ms. Chie Sasaki against the Company, Mr. Samuel Caster, and Ms. Victoria Arcadi, an independent associate. The lawsuit alleged intentional and negligent infliction of emotional distress, intentional and negligent misrepresentation, invasion of privacy, and unfair competition based on the publication of photographs of Ms. Sasaki’s son by one of the Company’s independent associates. The Company paid $750,000 as part of a confidential settlement and release and agreed to cease all references to the Sasaki child.

On July 8, 2005, the Australian Therapeutic Goods Administration (“TGA”) notified the Company regarding a new complaint made by an Australian independent associate related to certain therapeutic claims to promote the Company’s products. In response to this complaint, the Company conducted an investigation and disciplined its independent associate, developed plans for continuing education and compliance training for its independent associates, and notified the TGA of its actions. The Company received written compliance confirmation from the TGA that it considered the Company’s actions acceptable and as a result, considers this matter closed.

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

On February 25, 2005, as part of the Company’s worldwide enforcement efforts of its intellectual property rights, the Company filed a patent infringement lawsuit in the High Court, Chancery Division, Patents Court, London, seeking a permanent injunction and certain damages against BION, Inc. and its principal Mr. Veilis Boye, claim no. HC05C00436. The Company has alleged infringement of certain claims of the Company’s European Patent (UK) No. 0 923 383. This case is still pending.

The Company also has several pending claims incurred in the normal course of business. In the opinion of management, such claims can be resolved without any material affect on the Company’s consolidated financial condition, results of operations, or its cash flows.

The Company maintains certain liability insurance in amounts management believes are adequate. However, certain costs of defending lawsuits against the Company, such as those below the insurance deductible amount, are not covered by or only partially covered by the Company’s insurance policies, and the Company’s insurance carriers could refuse to cover certain of these claims in whole or in part.

NOTE 14: CAPITAL STOCK

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, up to 1.3 million shares of its outstanding common stock to help manage any dilutive effects. As of December 31, 2005, the Company is authorized to purchase an additional 719,501 of its common shares in the open market. The Company has repurchased the following number of its common shares:

Date purchased	Number of common shares purchased in the open market	Approximate cost of common shares purchased in the open market
May 2005	190,850	$3.0 million
September 2005	182,626	$2.0 million
October 2005	207,023	$2.0 million

Total	580,499	$7.0 million

Preferred Stock

On April 8, 1998, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to 99.0 million and the Company authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have ever been issued or outstanding.

Treasury Stock

In September 2003 and 2004, Dr. McAnalley tendered 12,422 and 30,566 shares, respectively, of his common stock to the Company, at the current market price on the date of transfer, in order to exercise an additional 74,074 and 107,021 of his stock options, respectively. In November 2003, Ms. Eileen Vennum, an executive officer of the Company, tendered 3,626 shares of her common stock to the Company, at the current market price on the date of transfer, in order to exercise 15,000 of her stock options. In April 2005, Mr. Jeff Bourgoyne tendered 11,335 of his common stock to the Company, at the current market price on the date of transfer, in order to exercise an additional 56,130 of his stock options.

NOTE 15: EARNINGS PER SHARE

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the years ended December 31, 2003, 2004 and 2005. At December 31, 2003, approximately 0.8 million of the Company’s common stock options were excluded from its diluted EPS calculation using a weighted-average close price of $5.34 per share, as their effect was antidilutive. At December 31, 2004, none of the Company’s 1.4 million common stock options or its 213,333 stock warrants were excluded from its diluted EPS calculation. At December 31, 2005, approximately 0.1 million of the Company’s common stock options were excluded from its diluted EPS calculation using a weighted-average close price of $12.01 per share, as their effect was antidilutive. The amounts are rounded to the nearest thousands, except for per share amounts.

	2003			2004			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$8,790	25,494	$0.34	$19,552	26,436	$0.74	$28,647	26,990	$1.06
Effect of dilutive securities –
Stock options	—	635	—	—	955	(0.03)	—	673	(0.03)
Stock warrants	—	46	—	—	100	—	—	108	—
Diluted EPS:

Net income available to common shareholders plus assumed conversions	$8,790	26,175	$0.34	$19,552	27,491	$0.71	$28,647	27,771	$1.03

NOTE 16: SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single independent associate has ever accounted for more than 10% of its total sales.

The Company aggregates all of its operating units because it operates as a single reportable segment as a seller of nutritional supplements through its network-marketing distribution channels operating in nine different countries. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells similar packs and products and possesses similar economic characteristics such as selling prices and gross margins.

The Company has six active subsidiaries that operate in 6 physical locations and sells the Company’s products in 9 different countries around the world. The six physical locations include the United States, Australia, the United Kingdom, Japan, the Republic of Korea, and Taiwan. Each of the Company’s physical locations service different geographical areas. The United States parent processes orders for Canada, but products and packs sold in Canada are shipped through a third party distribution facility located in Canada. The Company’s Australian location processes orders for both Australia and New Zealand, but the orders are shipped for Australia and New Zealand through a third party distribution facility located in Australia. The Company’s United Kingdom location processes and ships orders for the United Kingdom, and on August 1, 2005, began processing and shipping orders for Denmark.

All of the Company’s six active subsidiaries are fully operating subsidiaries, except for Australia and the United Kingdom. The Company’s Australian and United Kingdom subsidiaries operate as limited-risk service providers, which are responsible for providing management, marketing and administrative services, processing and shipping orders, and paying the related cost of sales and commissions for its processed orders on behalf of its parent operating in the United States. For these services, the limited-risk service providers are paid a management fee from the United States parent, which is eliminated in the Company’s consolidated financial statements. In addition to the processing and shipping of orders in the United States and Canada, the United States parent owns all of the sales and inventories and accrues all commissions and cost of sales in New Zealand, Australia, the United Kingdom, and Denmark.

For geographical purposes, consolidated net sales primarily shipped to customers in these locations along with pack and product information for the year ended December 31, is as follows:

	For the Year Ended December 31,
	2003		2004		2005
	(in millions)
United States	$127.8	67.0%	$192.5	65.4%	$259.4	66.6%
Canada	16.7	8.7%	22.2	7.5%	28.0	7.2%
Australia	15.6	8.2%	30.6	10.4%	35.7	9.2%
United Kingdom	5.0	2.6%	10.5	3.6%	8.9	2.3%
Japan	18.6	9.7%	24.5	8.3%	35.4	9.1%
New Zealand	7.3	3.8%	12.9	4.4%	14.6	3.7%
Republic of Korea*	—	—%	1.3	0.4%	4.6	1.2%
Taiwan**	—	—%	—	—%	2.3	0.6%
Denmark***	—	—%	—	—%	0.5	0.1%

Totals	$191.0	100%	$294.5	100%	$389.4	100%

*	Republic of Korea began operations in September 2004.
**	Taiwan began operations in June 2005.
***	United Kingdom began selling products in Denmark in August 2005.

	For the Year Ended December 31,
	2003	2004	2005
	(in millions)
Consolidated product sales	$144.3	$209.3	$284.8
Consolidated pack sales	39.0	70.5	87.8
Consolidated other, including freight	7.7	14.7	16.8

Total	$191.0	$294.5	$389.4

Canada, New Zealand, and Denmark operations are serviced through the Company’s offices in the United States, Australia, and the United Kingdom, respectively. Long-lived assets by country includes property, plant and equipment and construction in progress is as follows (in millions):

	For the Year Ended December 31,
Country	2003	2004	2005
Australia	$0.3	$0.3	$0.2
Japan	0.5	0.6	0.3
Republic of Korea	—	0.7	0.6
Taiwan			0.3
United Kingdom	0.1	0.4	0.5
United States	4.6	8.0	17.2

	$5.5	$10.0	$19.1

NOTE 17: SUBSEQUENT EVENT

On March 13, 2006, Mr. Jeff Bourgoyne, the Company’s Senior Vice President of Supply Chain and Associate Care, tendered his resignation to pursue other interests.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998

3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	8-K	000-24657	99.1	August 22, 2001

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.2	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.3	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.4	Form of Indemnification Agreement between Mannatech and each member of its Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004

10.5	Form of Indemnification Agreement between Mannatech, and its Board of Directors, dated September 10, 1998.	S-1	333-63133	10.8	September 10, 1998

10.6	Letter of Understanding Regarding Development of Proprietary information for Mannatech effective as of August 1, 1997, as amended between Dr. Bill H. McAnalley and Mannatech, Incorporated.	S-1	333-63133	10.12	September 10, 1998

10.7	Commercial Lease Agreement between MEPC Quorum Properties II Inc. and Mannatech, dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998

10.8	Third Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.2	November 9, 2005

10.9	Commercial Lease Agreement dated May 29, 1997 between MEPC Quorum Properties II Inc. and Mannatech, as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998

10.10	Second Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.1	November 9, 2005

10.11	Assignment of Patent Rights, dated October 30, 1997 between Mannatech and Dr. Bill H. McAnalley, Mr. H. Reginald McDaniel, Mr. D. Eric Moore, Ms. Eileen P. Vennum, Dr. William C. Fioretti and Mannatech, Incorporated.	S-1	333-63133	10.15	September 10, 1998

10.12	Supply Agreement effective as of December 1, 2003 by and between Mannatech and Caraloe, Inc. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K/A	000-24657	10.1	December 17, 2004

10.13	Supply Agreement by and among Mannatech, Caraloe, Inc., and Natural Alternatives International, Inc., dated December 17, 2004.	8-K	000-24657	99.1	December 22, 2004

10.14	Trademark License Agreement entered into December 17, 2004 to be effective as of December 1, 2004 by and between Mannatech and Caraloe, Inc. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	99.2	December 22, 2004

10.15	Supply Agreement between Mannatech and its supplier, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	99.1	March 29, 2005

1

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit (s)	Filing Date
10.16	Purchase Agreement between Mannatech and Marinova PTY Limited, dated August 11, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.1	November 9, 2004

10.17	Purchase Agreement between Mannatech and Success at Home, dated September 27, 2005.	10-Q	000-24657	10.4	November 9, 2005

10.18*	Purchase Agreement between Mannatech and Larex, Inc., dated January 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	*	*	*	*

10.19*	Purchase Agreement between Mannatech and Wellness Enterprises, LLC, dated February 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	*	*	*	*

10.20	Purchase Agreement between Mannatech and Coradji PTY. Limited, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.1	May 10, 2004

10.21	Employment Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003.	10-Q	000-24657	10.3	August 14, 2003

10.22	Royalty Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003.	10-Q	000-24657	10.4	August 14, 2003

10.23	Release Agreement between Mannatech and Dr. Bill McAnalley, dated August 9, 2005.	8-K	000-24657	99.1	August 10, 2005

10.24	Consulting Agreement between Mannatech and Dr. Bill McAnalley, dated August 9, 2005.	8-K	000-24657	99.2	August 10, 2005

10.25	Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 1, 1999.	10-K	000-24657	10.7	March 30, 2000

10.26	First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2002.	10-K	000-24657	10.19	March 30, 2002

10.27	Second Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated June 7, 2004.	10-Q	000-24657	10.1	August 9, 2004

10.28*	Third Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2006.	*	*	*	*

10.29	Employment Agreement between Mannatech and Dr. Robert Sinnott, dated August 31, 2005.	10-Q	000-24657	10.3	November 9, 2005

10.30	Employment Agreement between Mannatech and Mr. John Price, dated November 22, 2005.	8-K	000-24657	99.1	November 22, 2005

10.31	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated October 31, 2002.	10-Q	000-24657	10.1	March 14, 2004

10.32*	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated January 23, 2006.	*	*	*	*

10.33*	Employment Agreement between Mannatech and Ms. Bettina Simon, dated November 11, 2005.	*	*	*	*

10.34	Separation Agreement between Mannatech and Mr. Robert M. Henry, dated April 15, 2003.	8-K	000-24657	99.1	April 17, 2003

10.35	Renewal and Extension Promissory Note, dated February 17, 1999 in the amount of $199,896.10 made by Mr. Samuel L. Caster.	10-K	000-24657	10.26	March 31, 1999

10.36	Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated July 2 2002.	10-Q	000-24657	10.1	August 14, 2002

10.37	General Release Agreement between Mannatech and Dr. H. Reginald McDaniel, dated July 2, 2002.	10-Q	000-24657	10.2	August 14, 2002

10.38	First Amendment to the Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated March 3, 2004.	10-Q	000-24657	10.3	August 9, 2004

2

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit (s)	Filing Date
10.39	Royalty Agreement between Mannatech and Jett, dated September 10, 2001.	10-Q	000-24657	10.4	November 14, 2001

10.40	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004

10.41	Consulting Services Agreement between Mannatech and Fredrick Media LLC, dated November 16, 2005.	8-K	000-24657	99.1	November 21, 2005

14.0	Code of Ethics	10K	000-24657	14.0	March 31, 2005

16.1	Letter from PricewaterhouseCoopers LLP	8-K/A	000-24657	16.1	May 13, 2005

21*	List of Subsidiaries	*	*	*	*

23.1*	Consent of Grant Thornton LLP	*	*	*	*

23.2*	Consent of PricewaterhouseCoopers LLP	*	*	*	*

24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	Filed herewith.

3