Form 10-Q
period 2006-03-31
MANNATECH INC
filed 2006-05-10
CIK 1056358

March 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

As of April 24, 2006, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,854,899.

Mannatech, Incorporated

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS – (UNAUDITED)

(in thousands, except share information and per share amounts)

	December 31, 2005	March 31, 2006
ASSETS
Cash and cash equivalents	$ 56,207	$ 54,262
Short-term investments	1,974	1,984
Restricted cash	2,777	2,838
Accounts receivable	548	921
Income tax receivable	—	2,389
Inventories, net	19,811	17,051
Prepaid expenses and other current assets	3,471	6,393
Deferred tax assets	671	424
Note receivable from affiliate	153	155

Total current assets	85,612	86,417
Long-term investments	15,375	15,375
Property and equipment, net	10,951	11,174
Construction in progress	8,157	12,813
Long-term restricted cash	1,476	1,479
Other assets	1,121	1,176
Long-term deferred tax assets	103	114

Total assets	$122,795	$128,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital lease	$23	$21
Accounts payable	5,476	3,499
Accrued expenses	16,941	17,535
Commissions and incentives payable	15,588	18,338
Taxes payable	5,773	3,427
Deferred revenue	3,712	4,530

Total current liabilities	47,513	47,350

Long-term royalties due to an affiliate	3,341	3,224
Long-term deferred tax liabilities	1,086	2,075
Long-term liabilities	537	565

Total liabilities	52,477	53,214

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,404,513 shares issued and 26,738,364 shares outstanding in 2005 and 27,507,048 shares issued and 26,840,899 shares outstanding in 2006	3	3
Additional paid-in capital	36,699	37,848
Retained earnings	42,505	46,266
Accumulated other comprehensive loss	(1,098)	(992)

	78,109	83,125
Less treasury stock, at cost, 666,149 shares in 2005 and 2006	(7,791)	(7,791)

Total shareholders’ equity	70,318	75,334

Total liabilities and shareholders’ equity	$122,795	$128,548

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except share and per share information)

	For the three months ended March 31,
	2005	2006
Net sales	$85,145	$98,971
Cost of sales	12,930	14,561
Commissions and incentives	37,563	45,374

	50,493	59,935

Gross profit	34,652	39,036

Operating expenses:
Selling and administrative expenses	16,120	17,777
Other operating costs	10,921	12,004

Total operating expenses	27,041	29,781

Income from operations	7,611	9,255
Interest income	332	572
Other expense, net	(92)	(514)

Income before income taxes	7,851	9,313

Provisions for income taxes	(3,189)	(3,405)

Net income	$4,662	$5,908

Earnings per share:
Basic	$0.17	$0.22

Diluted	$0.17	$0.22

Weighted-average common shares outstanding:
Basic	27,098	26,764

Diluted	28,035	27,392

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2006

(in thousands, except per share information)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Issued shares	Par value				Shares	Amounts
Balance at December 31, 2004	27,115	$3	$34,917	$21,672	$195	74	$(562)	$56,225

Proceeds from stock options exercised	76	—	138	—	—	—	—	138
Tax benefit from exercise of stock options	—	—	155	—	—	—	—	155
Benefit related to stock options and warrants	—	—	7	—	—	—	—	7
Declared dividends of $0.07 per share	—	—	—	(1,900)	—	—	—	(1,900)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	(393)	—	—	(393)
Unrealized gain from investments classified as available for sale, net of tax of $15	—	—	—	—	(8)	—	—	(8)
Net income	—	—	—	4,662	—	—	—	4,662

Total comprehensive income								4,261

Balance at March 31, 2005	27,191	$3	$35,217	$24,434	$(206)	74	$(562)	$58,886

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Issued shares	Par value				Shares	Amounts
Balance at December 31, 2005	27,404	$3	$36,699	$42,505	$(1,098)	666	$(7,791)	$70,318

Proceeds from stock options exercised	103	—	668	—	—	—	—	668
Tax benefit from exercise of stock options	—	—	275	—	—	—	—	275
Charge related to stock-based compensation expense	—	—	158	—	—	—	—	158
Benefit related to stock options and warrants	—	—	48	—	—	—	—	48
Declared dividends of $0.08 per share	—	—	—	(2,147)	—	—	—	(2,147)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	100	—	—	100
Unrealized gain from investments classified as available for sale, net of tax of $4	—	—	—	—	6	—	—	6
Net income	—	—	—	5,908	—	—	—	5,908

Total comprehensive income								6,014

Balance at March 31, 2006	27,507	$3	$37,848	$46,266	$(992)	666	$(7,791)	$75,334

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,662	$5,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,036	998
Write-down of inventories	25	104
Gain (loss) on disposal of assets	(34)	28
Tax benefit related to exercising stock options	155	—
Accounting charge related to stock options and warrants granted	7	48
Accounting charge related to stock-based compensation expense	—	158
Deferred income taxes	279	1,225
Accrued interest on note receivable	(2)	(2)
Changes in operating assets and liabilities:
Increase in accounts receivable	(550)	(373)
(Increase) decrease in income tax receivable	1	(2,389)
(Increase) decrease in inventories	(947)	2,666
(Increase) decrease in prepaid expenses and other current assets	518	(2,920)
Increase in other assets	(23)	(43)
Decrease in accounts payable	(1,286)	(1,980)
Increase (decrease) in accrued expenses and taxes payable	2,460	(1,861)
Increase in commissions and incentives payable	1,099	2,742
Increase in deferred revenue	4,381	818

Net cash provided by operating activities	11,781	5,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,941)	(5,890)
(Increase) decrease in restricted cash	489	(9)
Purchases of investments	(200)	—

Net cash used in investing activities	(2,652)	(5,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	138	668
Tax benefit related to exercising stock options	—	275
Payment of cash dividends	(1,900)	(2,147)
Repayment of capital lease obligation	(3)	(3)

Net cash used in financing activities	(1,765)	(1,207)

Effect of exchange rate changes on cash and cash equivalents	(371)	34

Net increase (decrease) in cash and cash equivalents	6,993	(1,945)
Cash and cash equivalents at the beginning of period	44,198	56,207

Cash and cash equivalents at the end of period	$51,191	$54,262

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Declaration of dividends	$1,900	$2,147

Unrealized losses related to investments	$26	$10

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

Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the primary purpose of personal consumption or sale to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices primarily for personal consumption. The term customer includes independent associates, members, and retail customers. The Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery other than usual and customary product returns. Only independent associates are eligible to earn commissions and incentives on their downline growth and sales volume. The Company has twelve wholly-owned subsidiaries; however, only the following subsidiaries are currently active:

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the Company’s consolidated financial information as of, and for, the periods presented. The consolidated results of operations for an interim period are not necessarily indicative of the consolidated results of operations to be expected for its fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for year ended December 31, 2005, filed on March 16, 2006.

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

For the year ended December 31, 2005 and the three months ended March 31, 2006, the Company included in its cash and cash equivalents credit card receipts due from its credit card processor of $3.0 million and $2.1 million, respectively, as credit card receipts are received within 24 to 72 hours after receiving the approval code from the credit card processor.

Revenue Recognition

The Company’s revenues are primarily derived from sales of its products, sales of starter and renewal packs, and shipping fees. Substantially all of the Company’s product sales are sold to independent associates at published wholesale prices and to members at discounted published retail prices. Revenue is recognized on receipt of products by its customers. The Company records a reserve for expected sales refunds based on its historical experience.

The Company defers certain of its revenue. Total deferred revenue consists of revenue received from sales of products and packs, which were shipped but not received by the customers by period end, revenue received related to prepaid registration fees received from customers planning to attend a future corporate-sponsored event, revenue received related to a one-year magazine subscription, and revenue received from pack sales when the pack sale price exceeds the estimated wholesale value of all individual components within the pack. Deferred revenue related to products and packs shipped is recognized upon receipt by the customer and all other deferred revenue is recognized over one year. Components of deferred revenue were as follows:

	December 31, 2005	March 31, 2006
Revenue related to undelivered product/pack sales	$2.6 million	$3.9 million
Revenue related to one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	0.7 million	0.6 million
Revenue related to a future corporate-sponsored event	0.4 million	—

Total deferred revenue	$3.7 million	$4.5 million

Shipping and Handling Costs

The Company records freight and shipping revenue collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $4.2 million and $4.5 million for the three months ended March 31, 2005 and 2006, respectively.

NOTE 2 SHAREHOLDERS’ EQUITY

Accounting for Stock-Based Compensation

The Company has three stock-based compensation plans, all of which were approved by its shareholders. The Company generally grants stock options to its employees and board members at the fair market value of its common stock on the date of grant and have a term no greater than ten years. The stock options generally vest over two or three years. Shareholders who own 5% or more of the Company’s outstanding stock are granted stock options at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant, have a term no greater than five years, and vest over three years.

Prior to January 1, 2006, the Company applied disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“FAS 123”). In accordance with the provisions of FAS 123, the Company accounted for stock options granted to its employees and Board of Directors using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, (“APB 25”) and accordingly did not recognize compensation expense for stock options issued to employees and board members. For disclosure purposes, the Company used the Black-Scholes option pricing model to calculate the related compensation expense for stock options granted, as if it had applied the fair value recognition provisions of FAS 123. The following table illustrates the effect on the Company’s consolidated net income and earnings per share if the Company had applied the fair value recognition provisions of

Statement of Financial Accounting Standards No. 123R, “Share-Based Payments”, (“FAS 123R”) retroactively to all of its stock options for the three months ended March 31, 2005:

For the three months ended March 31,
(in thousands, except for per share information)	2005
Consolidated net income as reported	$4,662
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect of $6	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect of $54	(87)

Pro forma net income	$4,579

Basic Earnings Per Share:
As reported	$0.17

Pro forma	$0.16

Diluted Earnings Per Share:
As reported	$0.17

Pro forma	$0.16

Effective January 1, 2006, the Company adopted FAS 123R and selected the modified prospective method to initially report all of its related stock-based compensation expense in its consolidated financial statements. Under the provisions of FAS 123R, the Company is required to measure and recognize compensation expense related to any unvested stock options previously granted, and thereafter recognize compensation expense related to any new stock options granted to its employees and board members using a calculated fair-value based option-pricing model. As a result of selecting the modified prospective method to account for its unvested stock options, the Company did not have to restate its prior period’s financial statements, but is required to estimate the fair value for all of its stock options granted to employees and board members on the date of grant using a fair-value based option-pricing model.

As of January 1, 2006, the Company also began utilizing a binomial valuation option-pricing model to determine the fair value of all of its options granted during 2006. For the three months ended March 31, 2006, the Company granted 25,000 stock options to Larry Jobe, a new board member, at an exercise price of $12.23 per share. The options vest ratably over two years, and have a term of ten years. The Company did not grant any stock options during the three months ended March 31, 2005. The following assumptions were used to calculate the fair value of the options granted in 2006:

2006
Dividend yield:	2.6%
Risk-free interest rate:	4.3%
Expected market price volatility:	62.0%
Expected life of options:	3 years
Fair value of grants:	$12.23

As a result of adopting FAS 123R, for the three months ended March 31, 2006, the Company recorded, in other operating costs, stock-based compensation expense totaling $0.2 million related to existing unvested stock options and granting 25,000 stock options in 2006. For the three months ended March 31, 2006 and 2005, the Company recorded a tax benefit related to stock option exercises of $0.3 million and $0.2 million, respectively. At March 31, 2006, the Company had 410,704 stock options available for grant. As of March 31, 2006, the Company expects to record, on a straight-line basis, the following stock-based compensation expenses:

	Total Gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
For the nine months ended December 31, 2006	$0.3 million	$0.1 million	$0.2 million
For the twelve months ended December 31, 2007	0.4 million	0.1 million	0.3 million
For the twelve months ended December 31, 2008	0.2 million	0.1 million	0.1 million

	$0.9 million	$0.3 million	$0.6 million

As of March 31, 2006, the company had stock options outstanding, as follows:

	Shares (000s)	Weighted average exercise price	Weighted-average contractual term	Aggregate Intrinsic value (000s)
Outstanding at December 31, 2005	1,237	$6.09
Granted	25	$12.23
Exercised	(103)	$6.52
Forfeited or expired	(—)	$—

Outstanding at March 31, 2006	1,159	$6.19	5.9	$7,171

Options exercisable at March 31, 2006	955	$5.30	5.9	$5,058

The following table summarizes information with respect to the Company’s stock options outstanding and exercisable at March 31, 2006:

	Options outstanding			Options exercisable
Exercise Price Range	Number of shares (000s)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of shares (000s)	Weighted average exercise price
$1.35 - $2.00	39	$1.93	2.4	39	$1.93
$2.50 - $2.69	488	$2.65	3.2	488	$2.65
$3.49 - $4.00	49	$3.50	6.5	27	$3.50
$7.45 - $8.20	446	$8.01	4.2	358	$7.98
$12.23 - $12.44	75	$12.37	9.5	8	$12.23
$17.05 - $18.69	52	$17.84	9.2	25	$17.61
$20.64	10	$20.64	9.0	10	$20.64

$1.35 - $20.64	1,159	$6.19	5.9	955	$5.30

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended March 31, 2005 and 2006. At March 31, 2005, none of the Company’s common stock options or warrants were excluded from the diluted EPS calculation. However, as of March 31, 2006, 61,757 common stock options were excluded from the diluted EPS calculation since their exercise price was greater than the quarterly average fair market price of its common stock and thus their effect on earnings was antidilutive. The amounts are rounded to the nearest thousands, except for per share amounts.

	2005			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$4,662	27,098	$0.17	$5,908	26,764	$0.22
Effect of dilutive securities:
Stock options	—	823	—	—	523	—
Warrants	—	114	—	—	105	—
Diluted EPS:

Net income available to common shareholders plus assumed conversions	$4,662	28,035	$0.17	$5,908	27,392	$0.22

NOTE 3 TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

MannaRelief. The Company’s Chairman and Chief Executive Officer, Samuel L. Caster, founded MannaRelief in 1999 and has served as its Chairman since its inception. Defined under the Internal Revenue Code, MannaRelief is a 501(c)(3) charitable organization that provides services for children. Donald Herndon, who serves as the Company’s Vice President of Field Services, also serves on MannaRelief’s Board. Mr. Herndon is the brother-in-law of Mr. Caster and is also the brother-in-law of Terry L. Persinger, who serves as the Company’s President and Chief Operating Officer and as a member of the Company’s Board of Directors.

Historically, the Company has made cash donations to MannaRelief, sold certain of its products to MannaRelief at cost plus shipping and handling charges, and shipped products purchased by MannaRelief to their chosen recipients. In addition, certain Company employees and consultants periodically volunteer to work on various fund raising projects and events for MannaRelief at no cost to MannaRelief.

For the three months ended March 31, 2005 and 2006, the Company sold products to MannaRelief at cost plus shipping and handling of approximately $0.3 million each period and made cash donations of approximately $0.1 million, respectively, each period. The Company has agreed to an annual donation of approximately $0.6 million to MannaRelief, payable in 2006. At December 31, 2005 and March 31, 2006, the Company recorded a receivable due from MannaRelief for purchases of its products totaling $0.3 million and $0.1 million, respectively.

Clinical Study. In June 2004, the Company signed a cancelable three-year research agreement with St. George’s Hospital & Medical School, in London, England, to fund research costs related to a clinical trial involving one of the Company’s products. The principal investigator in the clinical trials, Dr. John Axford, is employed by St. George’s Hospital & Medical School and is also a member of the Company’s Board of Directors and Chairman of its Science Committee. Pursuant to this research agreement, the Company agreed to fund approximately $0.7 million over three years for this study. This is the second clinical study funded by the Company for St. George’s Hospital & Medical School. For the three months ended March 31, 2005, the Company paid $0.1 million toward this clinical study. The Company has not made any payments in 2006 toward this study.

Fredrick Media, LLC. In November 2005, the Company entered into a consulting services agreement with Fredrick Media, LLC, which is owned by Mr. Landen Fredrick, son of Mr. J. Stanley Fredrick. Pursuant to the Consulting Agreement, the Company agreed to pay approximately $0.2 million to Fredrick Media, LLC for various consulting services, including consulting related to the development of the Company’s website. For the three months ended March 31, 2006, the Company paid Fredrick Media, LLC approximately $0.1 million related to this consulting agreement. In May 2006, the Company terminated the consulting agreement and hired its founder Mr. Landen Fredrick as its Director of Sales and Marketing. Landen Fredrick is the son of J. Stanley Fredrick, who serves as the Company’s Lead Director on its Board of Directors.

NOTE 4 INVESTMENTS

The Company classifies its investments as available-for-sale. At December 31, 2005 and March 31, 2006, the Company’s investments consisted of the following:

	December 31, 2005
	Amortized cost	Gross unrealized loss	Fair value
	(in thousands)
Federal Home Loan Bank bond	$2,000	$(26)	$1,974
State or federal agency backed obligations	15,375	—	15,375

Total investments	$17,375	$(26)	$17,349

	March 31, 2006
	Amortized cost	Gross unrealized loss	Fair value
	(in thousands)
Federal Home Loan Bank bond	$2,000	$(16)	$1,984
State or federal agency backed obligations	15,375	—	15,375

Total investments	$17,375	$(16)	$17,359

The Company’s fair values of investments by contractual maturity at December 31, 2005 and March 31, 2006, are as follows:

	December 31, 2005	March 31, 2006
	(in thousands)
Due in one year or less	$1,974	$1,984
Due between one and five years	—	—
Due after ten years	15,375	15,375

	$17,349	$17,359

NOTE 5 INVENTORIES

Inventories

Inventories consist of raw materials, finished goods and sales aids that are stated at the lower of cost (using standard costs, which approximate average costs) or market. The Company provides an adequate allowance for any slow moving or obsolete inventories. Inventories at December 31, 2005 and March 31, 2006, consisted of the following:

	December 31, 2005	March 31, 2006
	(in thousands)
Raw materials	$5,759	$4,271
Finished goods, less inventory reserves for obsolescence of $387 in 2005 and $453 in 2006	14,052	12,780

	$19,811	$17,051

NOTE 6 COMMITMENTS AND CONTINGENCIES

Royalty and Consulting Agreements

On August 7, 2005, the two year employment agreement with Dr. Bill McAnalley, who served as the Company’s Chief Science Officer, expired. As a result, the Company entered into a Release Agreement and a one-year Consulting Agreement in which the Company is required to pay Dr. McAnalley a total of $0.9 million. As of March 31, 2006, the Company had paid Dr. McAnalley a total of $0.6 million in connection with services provided under this one-year Consulting Agreement.

In August 2003, the Company also entered into a Long-Term Post-Employment Royalty Agreement with Dr. McAnalley, pursuant to which the Company is required to pay Dr. McAnalley or his heirs’ royalties for 10 years beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales, by the Company, in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit. The Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement. As of December 31, 2005, the Company recorded a long-term liability of $3.9 million related to this Royalty Agreement, of which $0.5 million was currently due at December 31, 2005. As of March 31, 2006, the Company accrued a total liability of $3.7 million related to this Royalty Agreement, of which $0.5 million was included in accrued expenses.

Purchase Commitments

On March 22, 2006, the Company entered into a ten year supply agreement to purchase plant-derived mineral nutrition products from a manufacturer. Under the terms of the agreement, the Company is required to purchase a total of $9.6 million through 2016.

NOTE 7 LITIGATION

The Company has been sued in three securities class action lawsuits in the United States District Court for the District of New Mexico.

•	First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against the Company and Mr. Samuel L. Caster, its Chief Executive Officer, in the United States District Court for the District of New Mexico, on behalf of himself and all others who purchased or otherwise acquired the Company’s common stock between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby.

•	Second, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against the Company, Mr. Caster, Mr. Terry L. Persinger, its President and Chief Operating Officer, and Mr. Stephen D. Fenstermacher, its Chief Financial Officer.

•	Third, on September 5, 2005, Mr. Michael Bruce Zeller filed a class action lawsuit against the Company, Mr. Caster, Mr. Persinger, and Mr. Fenstermacher.

The allegations in these class action lawsuits are substantially identical. The complaints allege the Company violated Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, alleging that defendants artificially inflated the value of the Company’s common stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of its products during the purported class period.

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

Pursuant to an order entered on April 11, 2006, the timetable for the Company and the Individual Defendants to move to dismiss, answer, or otherwise plead in response to the amended consolidated complaint is dependent on the Court’s rulings on our motion filed on April 4, 2006, to transfer venue to the United States District Court for the Northern District of Texas. If the Court denies the motion to transfer venue, we will have until May 18, 2006 to file a motion to move to dismiss, answer, or otherwise plead. However, if the Court grants the motion to transfer venue, the order does not specify a deadline for our response to the amended complaint and the timetable will be determined by the transferee court.

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

Each of these shareholder derivative lawsuits makes allegations similar to the allegations of the shareholder class action litigation described above. The Company’s independent directors have appointed a Special Litigation Committee to review these matters and determine the proper corporate response. On February 22, 2006, the company filed a motion Requesting Stay of Derivative Proceedings Pending Inquiry into Plaintiffs Claims in the Schrimpf lawsuit. By an order entered on April 25, 2006, the 162nd District Court of Dallas County, Texas, stayed further action in the Schrimpf derivative action pending the disposition of the Middleton case, the first-filed derivative action.

On March 13, 2006, the Company filed motions to consolidate the Middleton and Nystrom derivative actions into one action and to stay each action pursuant to Texas Business Corporation Act art. 5.14. However, by order dated May 2, 2006, the United States District Court for the Northern District of Texas denied the motion to stay the Nystrom action but the motion to consolidate and the motion to stay pursuant to art. 5.14 of the Texas Business Corporation Act in the Middleton action, both of which have not been opposed, as well as the unopposed motion to stay and to appoint lead derivative plaintiff and lead derivative counsel, filed by Middleton’s counsel on November 29, 2005, remain pending before the court.

Plaintiffs in the consolidated putative class actions and in the shareholder derivative actions seek an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees.

In response to these actions, the Company continues to work with our experienced securities litigation counsel to vigorously defend us and our officers and directors. The Company also believes this type of litigation is inherently unpredictable. It should be noted that a court must certify a class before a case can proceed as a class action lawsuit and that the determination has not been made in the consolidated securities cases. The Company believes these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the damages or the range of damages, if any, that the company might incur in connection with any of these above mentioned securities and derivative lawsuits.

On February 25, 2005, as part of its worldwide enforcement efforts of its intellectual property rights, the Company filed a patent infringement lawsuit in the High Court, Chancery Division, Patents Court in London, seeking a permanent injunction and certain damages against BION, Inc., a nutritional supplement provider, and its principal Mr. Veilis Boye, claim no. HC05C00436 as the Company alleged infringement of certain claims of our European Patent (UK) No. 0 923 383. On March 20, 2006, under an order by the Court, BION, Inc. agreed to cease “in any form and by any means”, manufacturing, sales, and importation of all of its dietary supplements related to glyconutrition.

On March 16, 2006, the Company filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of our utility U.S. Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas. The Company sued Glycobiotics to cease the manufacture, sale, and use of their glyconutritional product marketed under the brand name “Glycomannan” and for alleged unfair competition due to false and misleading statements.

On May 5, 2006, the Company also filed a patent infringement lawsuit against Techmedica Health™ Inc., for alleged infringement of its utility U.S. Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas. The Company sued Techmedica Health to cease the manufacture, sale, and use of their glyconutritional product marketed under the brand name “Nutraose”.

The Company also has several pending claims incurred in the normal course of business. In the opinion of management, such claims can be resolved without any material affect on our consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance in amounts it believes is adequate. However, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by our insurance policies, and its insurance carriers could refuse to cover certain of these claims in whole or in part.

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

FAS 156. In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”, (“FAS 156”). The provisions of FAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. In addition, the provisions FAS 156 require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. The provisions of FAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of FAS 156 will have a significant effect on its consolidated financial position, results of operations, or cash flows.

EITF 04-13. In September 2005, the FASB Emerging Issues Task Force (“EITF”) released Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, (“EITF 04-13”). The provisions of EITF 04-13 provide guidance on how to account for two or more inventory purchases and sales transactions with the same counterparty entered into in contemplation of one another and requires those transactions be combined under certain circumstances for purposes of applying Opinion 29, Accounting for Nonmonetary Transactions. The provisions of EITF 04-13 are effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period after March 15, 2006. The Company does not believe the adoption of EITF 04-13 will have a significant effect on its consolidated financial position, results of operations, or cash flows.

NOTE 9 SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single independent associate has ever accounted for more than 10% of its total sales.

The Company aggregates all of its operating units because it operates as a single reportable segment as a seller of nutritional supplements through its network-marketing distribution channels operating in ten different countries. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells similar packs and products and possesses similar economic characteristics such as similar selling prices and gross margins.

The Company has 6 active subsidiaries that operate in 6 physical locations and sells products in 10 different countries around the world. The 6 physical locations include the United States, Australia, the United Kingdom, Japan, the Republic of Korea, and Taiwan. Each of the Company’s physical locations service different geographical areas. The United States parent processes orders for Canada, but products and packs sold in Canada are shipped through a third party distribution facility located in Canada. The Company’s Australian location processes orders for both Australia and New Zealand, but the orders are shipped for Australia and New Zealand through a third party distribution facility located in Australia. The Company’s United Kingdom location processes and ships orders for the United Kingdom, Denmark, and Germany.

All of the Company’s 6 active subsidiaries are fully operating subsidiaries, except for Australia and the United Kingdom. The Company’s Australian and United Kingdom subsidiaries operate as limited-risk service providers and are responsible for providing management, marketing and administrative services, processing and shipping orders, and overseeing the payment of cost of sales and commissions for processed orders on behalf of its parent operating in the United States. For these services, the limited-risk service providers are paid a management fee from the United States parent, which is eliminated in the Company’s consolidated financial statements. In addition to the processing and shipping of orders in the United States and Canada, the United States parent owns all of the sales and inventories and accrues all commissions and costs related to activities in New Zealand, Australia, the United Kingdom, Denmark, and Germany.

By country of operation, consolidated net sales primarily shipped to customers in these locations, along with pack and product information for the three months ended March 31, 2005 and 2006, respectively, are as follows:

	Three months ended March 31,
	2005		2006
	(in millions)
United States	$56.1	65.9%	$67.1	67.8%
Canada	6.7	7.9%	7.3	7.4%
Australia	8.1	9.5%	7.9	8.0%
United Kingdom	2.4	2.8%	2.0	2.0%
Japan	7.8	9.2%	9.2	9.3%
New Zealand	3.6	4.2%	2.5	2.5%
Republic of Korea	0.4	0.5%	1.6	1.6%
Taiwan*	—	—%	0.8	0.8%
Denmark**	—	—%	0.6	0.6%
Germany***	—	—%	—	—%

Totals	$85.1	100%	$99.0	100%

*	Taiwan began its operations in June 2005.
**	United Kingdom began selling products in Denmark in August 2005.
***	United Kingdom began selling products in Germany in March 2006.

	Three months ended March 31,
	2005	2006
	(in millions)
Consolidated product sales	$64.7	$74.6
Consolidated pack sales	20.5	20.6
Consolidated other, including freight	(0.1)	3.8

Total consolidated net sales	$85.1	$99.0

Long-lived assets, which include property, plant and equipment and construction in progress, for each of our six subsidiaries, is as follows:

Country	December 31, 2005	March 31, 2006
	(in millions)
Australia	$0.2	$0.2
Japan	0.3	0.3
Republic of Korea	0.6	0.6
Taiwan	0.3	0.6
United Kingdom	0.5	0.4
United States	17.2	21.9

	$19.1	$24.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for the three months ended March 31, 2006 as compared to the first quarter of 2005. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Company Overview

Since November 1993, we have developed innovative, high-quality, proprietary nutritional supplements and topical and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. Canada is serviced by our United States operations, while Denmark and Germany are serviced by our United Kingdom subsidiary and New Zealand is serviced by our Australian subsidiary. As previously discussed, our Australian and United Kingdom subsidiaries operate as limited-risk service providers for the United States parent, which owns all of the sales and inventories and accrues all commissions and cost of sales related to activities in New Zealand, Australia, the United Kingdom, Denmark and Germany. The United States parent pays its limited-risk service providers a management fee for processing and shipping orders in these countries.

We operate as a single segment and primarily sell our products through a network of approximately 510,000 independent associates and members who have purchased our products and/or packs within the last 12 months. These independent associates and members are referred to herein as current independent associates and members. We sell our nutritional supplements through network-marketing distribution channels operating in 10 different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and products. Each of our subsidiaries sells the same type of products and possesses similar economic characteristics, such as similar selling prices and gross margins.

For the three months ended March 31, 2006, consolidated net sales increased $13.9 million, or 16.3%, to $99.0 million from $85.1 million in the first quarter of 2005. Foreign operations accounted for approximately 32.2% of our consolidated net sales for the three months ended March 31, 2006 as compared to 34.1% for the first quarter of 2005. Consolidated net sales primarily shipped to customers in these locations, in dollars and as a percentage of consolidated net sales, for the three months ended March 31, are as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	Three months ended March 31,
	2005		2006
	(in millions)
United States	$56.1	65.9%	$67.1	67.8%
Canada	6.7	7.9%	7.3	7.4%
Australia	8.1	9.5%	7.9	8.0%
United Kingdom	2.4	2.8%	2.0	2.0%
Japan	7.8	9.2%	9.2	9.3%
New Zealand	3.6	4.2%	2.5	2.5%
Republic of Korea	0.4	0.5%	1.6	1.6%
Taiwan*	—	—%	0.8	0.8%
Denmark**	—	—%	0.6	0.6%
Germany***	—	—%	—	—%

Totals	$85.1	100%	$99.0	100%

*	Taiwan began operations in June 2005.
**	United Kingdom began selling products in Denmark in August 2005.
***	United Kingdom began selling products in Germany in March 2006.

We derive our revenue from sales of our products, sales of our starter and renewal packs, and from shipping fees collected from our customers. In August 2005, we increased shipping fees charged to our customers due to an increase in shipping rates charged to us. We defer the recognition of our product and pack revenues until our customers receive their shipments. Substantially all of our product sales are made either to independent associates at published wholesale prices or to members at discounted published retail prices. We have no involvement in our products after delivery other than usual and customary product returns. Our sales mix can be influenced by any one of the following:

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	negative publicity;

•	changes in our commissions and incentives plan; and

•	changes in our sales prices.

We believe our future success in increasing our net sales is dependent on the following factors:

•	continuing our product development strategy, which includes continual enhancement of existing proprietary products and the introduction of new products;

•	continuing our plans for international expansion; and

•	continuing to attract and retain independent associates by introducing new incentives, refining existing commissions and incentives, and providing additional training aids, promotional materials and technology tools.

Cost of sales primarily consists of products purchased from third-party manufacturers, costs of promotional materials sold to our independent associates, in-bound freight, provisions for slow-moving or obsolete inventories, and costs associated with complementary shipped products. Our inventories turned at an annual rate of 3.2 times during the first quarter of 2006. At March 31, 2006, inventories decreased by $2.7 million, or 13.6%, to $17.1 million as compared to $19.8 million at December 31, 2005. The decrease in inventories primarily related to a $1.5 million decrease in raw materials on hand and a $1.2 million decrease in finished goods and promotional materials on hand.

Commissions and incentives are heavily dependent on the sales mix and types of incentives offered. Commissions and incentives is our largest expense in our Consolidated Statement of Operations and are paid to our independent associates in accordance with our global associate career and compensation plan. Commissions and incentives are calculated using commissionable net sales, which consists of finished product and pack sales. Our commissions and incentives program calculates commissions and incentives based on the following criteria:

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

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by management. We also analyze the need for certain estimates, including the need for such items as inventory reserves, capitalization of software development costs, tax valuation allowances, revenue recognition and deferred revenues, accounting for stock based compensation, and contingencies and litigation. Our estimates are based on historical experience, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances. We caution our readers that actual results could differ from our estimates under different assumptions or conditions, and if circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our consolidated financial position, our consolidated results of operations, and our consolidated cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2006.

Inventory Reserves

We review our inventory carrying value and compare it to the estimated fair market value. Any inventory value in excess of our estimated fair market value is written down. In addition, we review our inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and our future plans. If actual sales or our plans are less favorable than those originally projected by us, additional inventory reserves or write-downs may be required. At March 31, 2006, our inventories totaling $17.1 million included a reserve of approximately $0.5 million.

Software Capitalization

We capitalize costs associated with internally-developed software projects. We amortize these costs associated with these projects over their useful lives, which is usually five years. If accounting standards change or if the capitalized software becomes obsolete, we may be required to write-off our unamortized capitalized software or accelerate the amortization period.

During 2004, we began the development and/or configuration of several large-scaled information technology projects that are intended to increase functionality of our operations and expand our reporting capabilities. One of these projects was the configuration of our internally-developed global re-architecture software project, also called our Oracle/JDE Globalview fully-integrated software project. As of March 31, 2006, we had approximately $3.4 million of unamortized capitalized software development costs included in property and equipment and $12.3 million included in construction in progress.

Tax Valuation Allowances

We evaluate the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of our deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. As of March 31, 2006, our net deferred tax assets totaled approximately $3.8 million, which includes a valuation allowance of approximately $0.9 million related to deferred tax assets for our operations in Taiwan and the Republic of Korea.

Revenue Recognition and Deferred Revenues

We defer all revenues until our customers receive their shipments. We also defer a portion of our revenues from the sale of certain starter and renewal packs which contain a one-year magazine subscription and defer a portion of revenue from each pack in which the total price of the pack exceeds the total average wholesale value of all individual components included in such packs. We amortize the deferred revenues associated with our one-year magazine subscriptions and any pack sales that exceed the total average wholesale value of the individual components included in such packs over twelve months. Although we have no immediate plans to significantly change the contents of our packs or our shipping methods, any such change in the future could result in additional revenue deferrals or cause us to recognize deferred revenue over a longer period of time.

Accounting for Stock-Based Compensation

Under FAS 123R, we are required to measure and recognize compensation expense related to any unvested stock options granted and any new stock options granted to our employees and board members, which is based on various assumptions, including the number of options expected to vest, expected volatility, and expected discount rates. The calculated compensation expense is recognized in our consolidated statements of operations over the stock options’ vesting period. As of March 31, 2006, we had 381,052 unvested stock options outstanding with a remaining calculated fair value of approximately $0.8 million. In addition, we have 410,704 stock options available to grant in the future. If the assumptions used in computing the calculated fair-value change, we may be required to recognize additional compensation expense.

Contingencies and Litigation

Each quarter, we evaluate the need to accrue for legal claims or assessments. The accrual evaluation is based on our estimated amount of damages and the probability of losing any threatened legal claim. If circumstances change or we experience an unanticipated adverse outcome of any legal action, we would be required to increase our estimated amount accrued related to any potential legal action.

Results of Operations

The table below summarizes our consolidated operating results as a percentage of net sales for the three months ended March 31, 2005 and 2006.

	Three months ended March 31,
	2005	2006
Net sales	100.0%	100.0%
Cost of sales	15.1	14.7
Commissions and incentives	44.2	45.9

Gross profit	40.7	39.4

Operating expenses:
Selling and administrative expenses	18.9	18.0
Other operating costs	12.9	12.1

Total operating expenses	31.8	30.1

Income from operations	8.9	9.3
Interest income	0.4	0.6
Other expense, net	(0.1)	(0.5)

Income before income taxes	9.2	9.4
Provisions for income taxes	(3.7)	(3.4)

Net income	5.5%	6.0%

Three months ended March 31, 2006 compared with the first quarter in 2005

Net Sales

	For the three months ended March 31,		Dollar and percentage change
	2006	2005	2006 over 2005
		(in millions)
Consolidated product sales	$74.6	$64.7	$9.9	15.3%
Consolidated pack sales	20.6	20.5	0.1	0.5%
Consolidated other, including freight	3.8	(0.1)	3.9	Not applicable

Total consolidated net sales	$99.0	$85.1	$13.9	16.3%

Our consolidated net sales have increased primarily due to the increase in volume of product sales. For the three months ended March 31, 2006 opening operations in Taiwan and selling products in Denmark and Germany increased our net sales by $1.4 million. Pack sales have a strong correlation to new and continuing independent associates and members who purchase our products. However, there is not a direct correlation between the increase in the number of new independent associates purchasing packs and the amount of the increase in product sales because independent associates and members may consume different products at different consumption levels.

Pack Sales

We sell starter packs to our independent associates and members. Depending on the type of pack purchased, a starter pack may include certain products, promotional and educational information, policies and procedures, and entitle the independent associate to purchase our products at wholesale prices. We also sell annual renewal packs to our independent business-building associates. Independent associates can purchase upgrade packs, which entitle the independent associate to additional promotional materials and achievement of additional commissions and incentives levels. The number of new and continuing independent associates and members who purchased our products and packs during the last 12-months ended March 31, 2006 and 2005 were as follows:

	For the twelve months ended March 31,
	2006		2005
Current Independent Associates and Members
New	228,000	45%	192,000	48%
Continuing	282,000	55%	209,000	52%

Total	510,000	100.0%	401,000	100.0%

For the twelve months ended March 31,

(in millions except % and associate information)

	2006		2005		2006 to 2005
	Number of associates and members	Pack sales	Number of associates and members	Pack sales	Dollar and percentage change of pack sales
New	228,000	$13.1	192,000	$14.5	$(1.4)	(9.7)%
Continuing	282,000	7.5	209,000	6.0	$1.5	25.0%

Total	510,000	$20.6	401,000	$20.5	$0.1	0.5%

For the three months ended March 31, 2006, our quarterly pack sales increased by $0.1 million, or 0.5%, to $20.6 million as compared to $20.5 million for the first quarter of 2005. This increase in pack sales in the first quarter of 2006 consisted of a $1.3 million increase in existing independent business-building associates purchasing renewal and upgrade packs and an increase of $0.6 million independent associates and members purchasing new or upgrade packs in Taiwan and Denmark. This $1.9 million increase was partially offset by a decrease of $1.8 million in new independent associates and members purchasing packs in existing countries in which we operate. We believe the change partially reflected a hurricane-related delay for most of our 2005 annual travel incentive trip winners as the trip, which was originally scheduled for November 2005 was postponed until February 2006.

Product Sales

Product sales continued to grow for the three months ended March 31, 2006 as compared to the first quarter of 2005. Product sales growth primarily related to expansion into new markets and an increase in the number of our independent associates and members purchasing our products. During the three months ended March 31, 2006, the sale of our products in Taiwan and Denmark increased our total product sales by $0.8 million. The remaining increase in total product sales related to an increase in the number of associates and members purchasing our products.

Other Sales

Other sales primarily consist of the following:

•	freight revenue charged to our independent associates and members;

•	sales of promotional materials;

•	training and event registration fees;

•	monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database for our independent associates that helps stimulate product sales and provide business management;

•	a reserve for estimated sales refunds; and

•	the change in deferred revenue that primarily pertains to the timing of recognition of revenue for pack and product shipments.

For the three months ended March 31, 2006, other sales increased by $3.9 million as compared to the first quarter of 2005. Other sales increased by $3.5 million associated with the timing of revenue recognition. The increase in other sales also related to an increase of $0.5 million in freight fees collected from customers and $0.4 million in additional freight fees collected from customers associated with a fee increase effective August 2005. These increases were partially offset by a $0.3 million decrease in the sale of promotional materials related to introducing a new training DVD in the first quarter of 2005.

Cost of Sales

Our cost of sales primarily consists of products purchased from third-party manufacturers, costs of promotional materials sold to our independent associates, in-bound freight, provisions for slow-moving or obsolete inventories, and costs associated with complementary shipped products. Our cost of sales as a percentage of net sales is affected by the mix of products and packs sold because product sales have higher gross margins than pack sales. Our sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products; and

•	changes in our commissions and incentives programs.

For the three months ended March 31, 2006, cost of sales increased by $1.6 million, or 12.3%, to $14.6 million from $13.0 million from the first quarter of 2005. The increase in cost of sales relates to the increase in sales volume. For the three months ended March 31, 2006, cost of sales as a percentage of net sales decreased to 14.7% as compared to 15.1% for the first quarter of 2005. The percentage decrease primarily related to operational efficiencies achieved by using more economical product components.

Commissions and Incentives

Commissions and incentives include commissions related to commissionable net sales and various incentives, including our annual travel incentive and car bonus program. Commissions and incentives are dependent on the sales mix and types of incentives offered. We believe we can continue to successfully operate with commissions and incentives in the range of 42% to 46% of our total consolidated net sales. Commissions and incentives are earned by our independent associates in accordance with our global associate career and compensation plan. Commissions and incentives are calculated using commissionable net sales, which consist of finished products and pack sales, and are based on the following criteria:

•	the independent associate’s earned placement and position within our overall global career and compensation plan;

•	specific timing and sales volume of an independent associate’s direct and indirect commissionable sales; and

•	the achievement of certain sales levels.

Our unique global associate career and compensation plan allows new and existing independent associates to build their individual global networks by expanding their existing downlines into international markets rather than requiring them to establish new downlines to qualify for commissions and incentives within each new country.

For the three months ended March 31, 2006, the combined expenses of commissions and incentives increased by $7.8 million, or 20.7%, to $45.4 million as compared to $37.6 million for the first quarter of 2005. For the three months ended March 31, 2006, the combined expenses of commissions and incentives as a percentage of net sales also increased to 45.8% as compared to 44.2% for the first quarter of 2005. These increases in the combined expenses of commissions and incentives related to the increase in commissionable net sales and the timing of the qualification period for our annual travel incentives.

Commissions

For the three months ended March 31, 2006, commissions increased by 17.2%, or $6.2 million, to $42.2 million as compared to $36.0 million for the first quarter of 2005. For the three months ended March 31, 2006, commissions as a percentage of net sales increased to 42.6% from 42.3% for the first quarter of 2005. The increase in commissions related to the increase in volume of products sold.

Incentives

We accrue travel incentive expenses during the months when independent associates qualify to win the trip. In 2006, the qualification period for the travel incentives started in January 2006 instead of March, so a larger portion of the incentive cost was accrued in the first quarter compared to the prior years. For the three months ended March 31, 2006, the cost of incentives increased by 100.0%, or $1.6 million, to $3.2 million as compared to $1.6 million for the first quarter of 2005. For the three months ended March 31, 2006, incentive expense as a percentage of net sales increased to 3.2% as compared to 1.8% for the first quarter of 2005.

Gross Profit

For the three months ended March 31, 2006, gross profit increased by $4.3 million, or 12.4%, to $39.0 million as compared to $34.7 million for the first quarter of 2005. The dollar increase in gross profit for the three months ended March 31, 2006 as compared to the first quarter of 2005 was the result of an increase in product sales volume and achieving certain supply-chain efficiencies, partially offset by an increase in commissions and incentives related to the shift in mix of pack and product sales.

Gross profit as a percentage of net sales for the three months ended March 31, 2006, decreased to 39.4% as compared to 40.7% for the first quarter of 2005. This decrease was primarily related to the timing of accruing expenses related to our annual travel incentive.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable type expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended March 31, 2006, selling and administrative expenses increased $1.7 million, or 10.6%, to $17.8 million as compared to $16.1 million for the first quarter of 2005. For the three months ended March 31, 2006, as a percentage of net sales, selling and administrative expenses decreased to 18.0% as compared to 18.9% for the first quarter of 2005. The dollar increase in selling and administrative expenses primarily consisted of the following:

•	an increase of $1.1 million in compensation-related costs associated with supporting our recent sales growth. The $1.0 million in compensation-related costs included a $1.0 million increase in payroll and payroll related costs and a $0.6 million increase in temporary labor costs, partially offset by capitalizing $0.5 million in compensation-related costs associated with our internally-developed software project;

•	an increase of $0.4 million in marketing related expenses. The costs associated with hosting our annual corporate-sponsored event, Mannafest, increased by $0.5 million to $2.2 million for 2006 as compared to $1.7 million for 2005. This increase was partially offset by a decrease in marketing related expenses of $0.1 million in marketing-related expenses associated with the timing of incurring certain marketing-type expenses; and

•	an increase of $0.3 million in freight-out and third party warehouse costs associated with an increase in fuel costs from transportation vendors and an increase in volume of net sales.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, depreciation, and other miscellaneous operating type expenses.

For the three months ended March 31, 2006, other operating costs increased by $1.1 million, or 10.1%, to $12.0 million as compared to $10.9 million for the first quarter of 2005. For the three months ended March 31, 2006, other operating expenses as a percentage of net sales decreased to 12.1% as compared to 12.9% for the first quarter of 2005.

Generally, changes in other operating costs are associated with the changes in our net sales; however, specific changes in other operating costs are discussed below:

Travel

For the three months ended March 31, 2006, travel expenses increased by $0.3 million to $1.3 million as compared to $1.0 million for the first quarter of 2005. The increase in travel expenses related to the timing and an increase in attendance at our corporate-sponsored events.

Accounting, legal, and consulting fees

For the three months ended March 31, 2006, accounting, legal, and consulting fees increased by $0.1 million to $2.3 million as compared to $2.2 million for the first quarter of 2005. Consulting fees increased by $0.4 million related to additional non-capitalizable costs associated with our internally-developed software project. This increase was partially offset by a decrease of $0.3 million in accounting fees associated with gaining operational efficiencies in resources used to test internal controls and hiring additional accounting personnel.

For the three months ended March 31, 2006, legal fees remained the same as compared to the first quarter of 2005. To date we have incurred approximately $1.0 million in legal fees associated with legal defense costs against shareholder derivatives and class action lawsuits, of which, $0.5 million was incurred during the three months ended March 31, 2006. Some of these expenses will be paid by our liability insurance carriers. However, we expect to continue to incur legal fees in the future in connection with vigorously defending ourselves against such legal matters.

Royalties

For the three months ended March 31, 2006, royalty expense decreased by $0.9 million to $0.3 million as compared to $1.2 million for the first quarter of 2005. The decrease in royalty expense related to fully accruing future royalties associated with the long-term post-retirement royalty agreement with Dr. Bill McAnalley in the third quarter of 2005, and beginning to make quarterly payments to Dr. McAnalley in the fourth quarter of 2005 related to this ten-year agreement.

Credit card processing fees

For the three months ended March 31, 2006, credit card processing fees increased by $0.2 million to $2.1 million as compared to $1.9 million for the first quarter of 2005. The increase was directly related to an increase in net sales.

Non-cash stock based compensation charge

In January 2006, we adopted FAS 123R, which requires companies to record a stock-based compensation charge associated with all non-vested stock options granted to its employees and board members and for any new stock options granted. As of March 31, 2006, we recorded $0.2 million of stock-based compensation related to the vesting of our non-vested stock options outstanding as of December 31, 2005 and granting 25,000 stock options to Larry Jobe, our new Board member.

Other miscellaneous operating expenses

The remaining miscellaneous operating expenses are primarily variable in nature and relate directly to the increase in net sales. Variable costs included in other miscellaneous operating expenses consist of telephone, postage, insurance, and offsite storage fees. For the three months ended March 31, 2006, other miscellaneous operating expenses increased by $1.2 million, or 23.9%, to $5.8 million as compared to $4.6 million for the first quarter of 2005.

Interest Income

We maintain interest-bearing accounts for certain of our cash equivalents and restricted cash and record interest related to our investments. For the three months ended March 31, 2006, interest income increased by $0.3 million to $0.6 million as compared to $0.3 million for the first quarter of 2005. The increase in interest income was primarily due to an increase in the average balance we held in cash, cash equivalents, restricted cash, and investments as compared to the first quarter of 2005. Our cash and investments increased as a result of improving overall profit and negotiating a higher average yield on investments.

Other Expense, Net

Other expense, net primarily consists of foreign currency transaction gains and losses related to translating our foreign subsidiaries’ assets, liabilities, revenues, and expenses to the United States dollar and translating the United States parents’ cash accounts held in foreign locations using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies. For the three months ended March 31, 2006, we recorded a net transaction gain of $0.6 million as compared to recording a net transaction gain of $0.3 million for the first quarter of 2005.

Provisions for Income Taxes

Provisions for income taxes include both current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows:

Country	For the three months ended March 31, 2006	For the three months ended March 31, 2005
United States*	37%	38%
Australia	30%	30%
United Kingdom	30%	30%
Japan	42%	42%
Republic of Korea	30%	25%
Taiwan (began operations in June 2005)	25%	—%

*	For 2006 and 2005, the United States statutory income tax rates include a Federal income tax rate of 35% and an average state income tax rate of 2.5% for 2006 and 3.0% for 2005.

Approximately one-third of our total consolidated net sales are derived from our international operations and subject to the country-specific applicable statutory income tax rates. Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign tax credits in the United States.

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”) to account for income taxes. The provisions of FAS 109 require companies to record a valuation allowance when the “more likely than not” criteria for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we review the operating results, as well as all of the positive and negative evidence related to realizability of such deferred assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of March 31, 2006 and 2005, we maintain a valuation allowance for deferred tax assets in the Republic of Korea and Taiwan totaling $0.9 million and $0.3 million, respectively, as we believe the “more likely than not” criteria for recognition and realization purposes, as defined in FAS 109, has not been fully met.

The dollar amount of the provisions for income taxes has increased as a result of an increase in our profitability and the change in the mix of taxable income. For the three months ended March 31, 2006, our effective tax rate decreased to 36.6% from 40.6% for the first quarter of 2005 related to the change in the mix of taxable income.

Net Income

For the three months ended March 31, 2006, net income increased by $1.2 million, or 25.5%, to $5.9 million from $4.7 million for the first quarter of 2005. As a percentage of net sales, net income for the three months ended March 31, 2006, increased to 6.0% as compared to 5.5% for the first quarter of 2005. For the three months ended March 31, 2006, our diluted earnings per share increased by 29.4% , or $0.05 per share, to $0.22 per share from $0.17 per share for the first quarter of 2005. The increase in net income and earnings per share primarily related to an increase in gross profit and reducing operating costs as discussed above.

We increased our quarterly cash dividend from $0.07 per share to $0.08 per share for 2006. We periodically re-evaluate our dividend policy based on our ongoing consolidated results of operations, financial position, cash requirements, and other relevant factors. We have declared and paid the following dividends:

Date dividends declared	Date dividends paid	Total amount of dividends	Dividend paid per common share
November 2004	January 2005	$1.9 million	$0.07
March 2005	April 2005	$1.9 million	$0.07
June 2005	July 2005	$1.9 million	$0.07
September 2005	October 2005	$1.9 million	$0.07
November 2005	January 2006	$2.1 million	$0.08
March 2006	April 2006	$2.1 million	$0.08

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, funding international expansion, and payment of quarterly dividends. We generally fund our business objectives, operations, and expansion of our operations through our net cash flows from operations rather than incurring long-term debt and we plan to continue to fund our needs through our net cash flows from operations. We have approximately $54.3 million in cash equivalents and $17.3 in investments which can be used along with our normal cash flows from operations to fund any unanticipated shortfalls in our future cash flows.

Cash and Cash Equivalents and Investments

For the three months ended March 31, 2006, we continue to preserve our strong cash and investment position. Our investment balance remained steady at $17.3 million. Our cash and cash equivalents decreased by 3.4%, or $1.9 million, to $54.3 million from $56.2 million at December 31, 2005. The decrease in cash and cash equivalents related to prepaying expenses and reducing accrued operating expenses, which were both associated with the timing of payment of operating expenses and capital asset purchases.

Working Capital

For the three months ended March 31, 2006, our working capital improved by 3.7%, or $1.4 million, to $39.5 million from $38.1 million at December 31, 2005. The increase in our working capital consisted of improving current assets by $0.8 million and reducing current liabilities associated with operating expenses by approximately $0.6 million. The increase in current assets was composed of recording an income tax receivable of $2.4 million and increasing prepaid expenses by $2.9 million, which related to prepaying for our annual travel incentive. This was partially offset by reducing cash and cash equivalents by $1.9 million and reducing inventories by $2.7 million.

Our net consolidated cash flows consist of the following:

For the three months ended March 31,
Provided by (used in):	2005		2006
Operating activities	$11.8 million		$5.1 million
Investing activities	$(2.7 million	)	$(5.9 million	)
Financing activities	$(1.8 million	)	$(1.2 million	)

Operating Activities

For the three months ended March 31, 2006, our net operating activities provided cash of $5.1 million compared to providing cash of $11.8 million for the first quarter of 2005. For the three months ended March 31, 2006, net income adjusted for noncash activities provided cash of $8.5 million as compared to providing cash of $6.1 million for the first quarter of 2005 and our working capital accounts used cash of $3.4 million in net operating cash flow as compared to providing $5.7 million in net operating cash flow for the first quarter of 2005. Our working capital accounts include increases and decreases in cash, investments, receivables, inventories, prepaid expenses and other current assets, payables, deferred revenues, accrued commissions, incentives and accrued expenses.

Investing Activities

Our net investing activities used cash of $5.9 million in 2006 as compared to using cash of $2.7 million for the first quarter of 2005. For the three months ended March 31, 2006, we purchased $5.9 million in capital assets as compared to purchasing $3.2 million in capital assets and investments for the first quarter of 2005, which was partially offset by decreasing restricted cash of $0.5 million related to our annual travel incentive security deposit.

Capital asset purchases include capitalized costs associated with our internally-developed software system. In 2004, we substantially completed the development of Phase I of this project, and in 2005 we began configuring Phase II of this project. We anticipate substantially completing the project in the third quarter of 2006. A recap of the total expected cost associated with this internally-developed software system is as follows:

	Capitalized costs	Non-capitalized costs	Total estimated costs
2004	$3.1 million	$0.5 million	$ 3.6 million
2005	$8.4 million	$2.3 million	$10.7 million
Three months ended March 31, 2006	$4.4 million	$0.8 million	$ 5.2 million
Anticipated costs to be incurred for the remainder of 2006	$10.1 million	$1.4 million	$11.5 million

Total costs of project	$26.0 million	$5.0 million	$31.0 million

Financing Activities

For the three months ended March 31, 2006, we used cash of $1.3 million as compared to using cash of $1.8 million for the first quarter of 2005, to fund our financing activities. For the three months ended March 31, 2006, we used cash of $2.1 million to fund a quarterly cash dividend to our shareholders, which was partially offset by receiving $0.7 million in cash proceeds from option holders exercising their stock options and recorded a tax benefit related to stock options exercised of $0.3 million. For the three months ended March 31, 2005, we used cash of $1.9 million to fund a quarterly cash dividend to our shareholders, which was partially offset by receiving $0.1 million in cash proceeds from option holders exercising their stock options.

General Liquidity and Cash Flows

We continue to generate positive cash flows from our operations and believe our existing liquidity and cash flows from operations are adequate to fund our normal business operations expected in the future, along with our estimated payments of cash dividends, plans for international expansion, and the development of our back-office systems for the next 12 to 24 months. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we would be required to raise additional funds, which may not be available on favorable terms, if at all.

We do not have any special-purpose entity type arrangements, nor do we have any off balance-sheet arrangements. However, we do maintain certain future commitments associated with various agreements and contracts. As of March 31, 2006, our future commitments and obligations are as follows:

•	funding various operating leases for building and equipment rental of $11.6 million through 2017;

•	funding a 10-year supply agreement to purchase raw materials of $9.6 million through 2016;

•	funding a 5-year supply agreement to exclusively purchase raw materials of $7.0 million through 2007;

•	funding approximately $3.8 million for costs associated with our 2006 annual travel incentives;

•	funding an estimated $3.3 million of the long-term post-employment royalty benefit related to royalties payable to Dr. McAnalley through 2015;

•	funding a 5-year supply agreement to purchase raw materials of $3.2 million through 2010;

•	funding a total of $2.2 million for non-cancellable employment agreements through December 2007, with Mr. Caster, Mr. Persinger, Mr. Price, and Ms. Simon all executive officers of the Company;

•	funding a 5-year supply agreement to purchase raw materials of $1.3 million through 2008;

•	funding $0.5 million for a one-year purchase commitment with a manufacturer to purchase raw materials in 2006 related to our new preservative-free skin care products;

•	funding a cash donation of $0.5 million in 2006 to MannaRelief, a non-profit 501(c)(3) charity;

•	funding $0.3 million related to a one-year consulting agreement with Dr. McAnalley; and

•	funding $0.3 million for a clinical study with St. George’s Hospital through 2006.

Recent Financial Accounting Standards Board Statements

FAS 156. In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”, (“FAS 156”). The provisions of FAS 156 require an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. In addition, the provisions of FAS 156 require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. The provisions of FAS 156 is effective for fiscal years beginning after September 15, 2006. We do not believe that the adoption of FAS 156 will have a significant effect on our consolidated financial position, results of operations, or cash flows.

EITF 04-13. In September 2005, the FASB Emerging Issues Task Force (“EITF”) released Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, (“EITF 04-13”). The provisions of EITF 04-13 provide guidance on how to account for two or more inventory purchases and sales transactions with the same counterparty entered into in contemplation of one another and requires those transactions be combined under certain circumstances for purposes of applying Opinion 29, Accounting for Non-monetary Transactions. The provisions of EITF 04-13 are effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period after March 15, 2006. We do not believe the adoption of EITF 04-13 will have a significant effect on our consolidated financial position, results of operations, or cash flows.

Forward-Looking Statements

Certain disclosures and analyses included in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or statements other than statements of historical fact are considered forward-looking statements. These statements reflect our current views about future events and/or financial performance. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside our control. Some of these forward-looking statements include statements regarding:

•	management’s plans and objectives for our future operations;

•	the adequacy of our existing cash flows to fund future operational needs;

•	future plans related to our budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	the realization of our net deferred tax assets;

•	our ability to maintain existing operating expenditure levels;

•	our applicable statutory tax rates remaining unchanged;

•	the impact of future market changes due to exposure to foreign currency translations;

•	the possibility of certain of our policies, procedures, and internal processes minimizing exposure to market risk;

•	the impact of any future accounting pronouncements on our financial position, results of operations, or cash flows;

•	the outcome of new or existing regulatory and litigation matters; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	overall expected growth in the nutritional supplements industry;

•	our plans for expected future product development;

•	changes in our product mix and/or manufacturing costs;

•	the future impact of any changes to our global associate career and compensation plan or incentives;

•	our ability to attract and retain independent associates and members;

•	regulatory changes that may affect our operations and/or products;

•	any impact of competition, competitive products, and pricing;

•	the political, social, and economic climate in which we conduct our operations; and

•	the risk factors described in this report, as well as other reports we have filed with the United States Securities and Exchange Commission.

Forward-looking statements generally can be identified by the use of phrases or terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “hopes,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “potential,” “projects,” “in the future,” or “continues” or other similar words or the negative of such terms and other comparable terminology. Similarly, descriptions of our objectives, plans, strategies, targets or beliefs contained herein are also considered forward-looking statements. If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected, or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. A detailed discussion of risks is included, under the caption “Risk Factors” in our Form 10-K, filed on March 16, 2006. We do not undertake any obligation to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned when considering these forward-looking statements to keep in mind these risks and uncertainties and any other cautionary statements in this report since all of the forward-looking statements contained herein speak only as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase investments as hedges or for purposes “other than trading” that are likely to expose us to certain types of market risk, including interest rate, commodity price, or equity price risk. Although we have some investments, we believe there has been no material change in our exposure to interest rate risk. We have not issued any debt instruments, entered into any forward or futures contracts, purchased any options, or entered into any swap agreements.

We are exposed to certain other market risks, including changes in currency exchange rates as measured against the United States dollar. The change in value of the United States dollar measured against foreign currency may affect our consolidated financial results, and as such, changes in foreign currency exchange rates could positively or negatively affect our results as expressed in United States dollars. For example, when the United States dollar strengthens against foreign currencies in which our products are sold or weakens against foreign currencies in which we may incur costs, our consolidated net sales and/or related costs and expenses could be adversely affected.

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, and into Germany in 2006. Our United States operations services shipments to Canada, our Australian operation services shipments to New Zealand, and our United Kingdom operation services shipments to Denmark and Germany. We translate our revenues and expenses in certain foreign markets using either a current (spot) rate or weighted-average rate.

We believe we maintain policies, procedures, and internal processes that help monitor any significant market risks and we do not use any financial instruments to manage our exposure to such risks. We assess the sensitivity of our earnings and cash flows to variability in currency exchange rates by applying an appropriate range of potential rate fluctuations to our assets, obligations, and projected transactions denominated in foreign currencies.

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we believe we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include currencies in Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. The current (spot) rate, weighted-average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2006 were as follows:

Country (foreign currency name)	Low	High	Weighted- Average	Spot
Australia (Dollar)	$0.7044	$0.7562	$0.7398	$0.7603
Canada (Dollar)	$0.8536	$0.8825	$0.8142	$0.8662
Denmark (Krone)	$0.1585	$0.1647	$0.1612	$0.1622
Germany (Euro)	$1.1840	$1.2288	$1.2026	$1.1844
Japan (Yen)	$0.0084	$0.0088	$0.0086	$0.0089
New Zealand (Dollar)	$0.6028	$0.6992	$0.6664	$0.6813
Republic of Korea (Won)	$0.0010	$0.0011	$0.0010	$0.0010
Taiwan (Dollar)	$0.0303	$0.0314	$0.0310	$0.0304
United Kingdom (British Pound)	$1.7228	$1.7859	$1.7525	$1.7628

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (as defined in Exchange Act Rules 13(a) and 15(d)-15(e)), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2006, there were no changes in our internal control over our financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over our financial reporting. However, in the next six months, we plan to complete the conversion of our existing financial system in the Oracle/JD Edwards Enterprise One System, which will include converting existing balances from certain foreign operations within our Oracle/JD Edwards Enterprise One System. We also plan to complete the implementation of Phase II of our internally-developed software project, which will complete the integration of our global operational systems with our financial system into the Oracle/JD Edwards Enterprise One System. We do not anticipate the completion of the implementation of the fully-integrated system will have a material affect on our internal control over our financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Pursuant to an order entered on April 11, 2006, the timetable for the Company and the Individual Defendants to move to dismiss, answer, or otherwise plead in response to the amended consolidated complaint is dependent on the Court’s rulings on our motion filed on April 4, 2006, to transfer venue to the United States District Court for the Northern District of Texas. If the Court denies the motion to transfer venue, we will have until May 18, 2006 to file a motion to move to dismiss, answer, or otherwise plead. However, if the Court grants the motion to transfer venue, the order does not specify a deadline for our response to the amended complaint and the timetable will be determined by the transferee court.

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

Each of these shareholder derivative lawsuits makes allegations similar to the allegations of the shareholder class action litigation described above. Our independent directors have appointed a Special Litigation Committee to review these matters and determine the proper corporate response. On February 22, 2006, we filed a Motion Requesting Stay of Derivative Proceedings Pending Inquiry into Plaintiffs Claims in the Schrimpf lawsuit. By an order entered on April 25, 2006, the 162nd District Court of Dallas County, Texas, stayed further action in the Schrimpf derivative action pending the disposition of the Middleton case, the first-filed derivative action.

On March 13, 2006, we filed motions to consolidate the Middleton and Nystrom derivative actions into one action and to stay each action pursuant to Texas Business Corporation Act art. 5.14. However, by order dated May 2, 2006, the United States District Court for the Northern District of Texas denied the motion to stay the Nystrom action but the motion to consolidate and the motion to stay pursuant to art. 5.14 of the Texas Business Corporation Act in the Middleton action, both of which have not been opposed, as well as the unopposed motion to stay and to appoint lead derivative plaintiff and lead derivative counsel, filed by Middleton’s counsel on November 29, 2005, remain pending before the court.

Plaintiffs in the consolidated putative class actions and in the shareholder derivative actions seek an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees.

In response to these actions, we continue to work with our experienced securities litigation counsel to vigorously defend us and our officers and directors. We also believe this type of litigation is inherently unpredictable. It should be noted that a court must certify a class before a case can proceed as a class action lawsuit and that the determination has not been made in the consolidated securities cases. We believe these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. It is not possible at this time to predict whether we will incur any liability, or to estimate the damages or the range of damages, if any, that we might incur in connection with any of these above mentioned securities and derivative lawsuits.

On February 25, 2005, as part of our worldwide enforcement efforts of our intellectual property rights, we filed a patent infringement lawsuit in the High Court, Chancery Division, Patents Court in London, seeking a permanent injunction and certain damages against BION, Inc., a nutritional supplement provider, and its principal Mr. Veilis Boye, claim no. HC05C00436 as we alleged infringement of certain claims of our European Patent (UK) No. 0 923 383. On March 20, 2006, under an order by the Court, BION, Inc. agreed to cease “in any form and by any means”, manufacturing, sales, and importation of all of its dietary supplements related to glyconutrition.

On March 16, 2006, we filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of our utility U.S. Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas. We sued Glycobiotics to cease the manufacture, sale, and use of their glyconutritional product marketed under the brand name “Glycomannan” and for alleged unfair competition due to false and misleading statements.

On May 5, 2006, we also filed a patent infringement lawsuit against Techmedica Health™ Inc., for alleged infringement of our utility U.S. Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas. We sued Techmedica Health to cease the manufacture, sale, and use of their glyconutritional product marketed under the brand name “Nutraose”.

We also have several pending claims incurred in the normal course of business. In the opinion of management, such claims can be resolved without any material affect on our consolidated financial position, results of operations, or cash flows.

We maintain certain liability insurance in amounts we believe are adequate. However, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by our insurance policies, and our insurance carriers could refuse to cover certain of these claims in whole or in part.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business and/or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future and/or our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales or Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective March 31, 2006, Jeffrey Bourgoyne, our Senior Vice President of Supply Chain and Associate Care, resigned to pursue other interests and on April 18, 2006, Steven Lemme, our Senior Vice President of Sales and Marketing, resigned to pursue personal interests.

In April 2006, we hired Robert Pancio, as our Vice President of Global Human Resources and Gary Spinell, as our Vice President of Treasury and Investor Relations. In May 2006, we cancelled the consulting agreement with Fredrick Media LLC and also hired its founder, Landen Fredrick as our Director of Sales and Marketing. Landen Fredrick is the son of J. Stanley Fredrick, who serves as our Lead Director on our Board of Directors.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998

3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	8-K	000-24657	99.1	August 22, 2001

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1	Letter of Understanding between Mannatech and Dr. John Axford, dated April 19, 2006.	8-K	000-24657	99.1	April 20, 2006

10.2*	Supply agreement between Mannatech and InB:Biotechnologies, Inc., dated March 22, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	*	*	*	*

10.3*	Supply agreement between Mannatech and Fine Chemetics, Inc., dated
	March 29, 2006 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	*	*	*	*

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

May 10, 2006	/S/ SAMUEL L. CASTER
Samuel L. Caster
Chief Executive Officer and Chairman of the Board
(principal executive officer)

May 10, 2006	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher
Senior Vice President and Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998

3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	8-K	000-24657	99.1	August 22, 2001

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1	Letter of Understanding between Mannatech and Dr. John Axford, dated April 19, 2006.	8-K	000-24657	99.1	April 20, 2006

10.2*	Supply agreement between Mannatech and InB:Biotechnologies, Inc., dated March 22, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	*	*	*	*

10.3*	Supply agreement between Mannatech and Fine Chemetics, Inc., dated
	March 29, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	*	*	*	*

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.

1