Form 10-Q
period 2006-06-30
MANNATECH INC
filed 2006-08-09
CIK 1056358

June 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

As of July 28, 2006, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,463,481.

Mannatech, Incorporated

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2005	June 30, 2006
		(unaudited)
ASSETS
Cash and cash equivalents	$56,207	$51,276
Short-term investments	1,974	7,012
Restricted cash	2,777	1,109
Accounts receivable	548	1,468
Income tax receivable	—	114
Inventories, net	19,811	19,036
Prepaid expenses and other current assets	3,471	3,381
Deferred tax assets	671	932
Note receivable from affiliate	153	157

Total current assets	85,612	84,485
Long-term investments	15,375	20,375
Property and equipment, net	10,951	13,887
Construction in progress	8,157	16,516
Long-term restricted cash	1,476	1,631
Other assets	1,121	1,435
Long-term deferred tax assets	103	126

Total assets	$122,795	$138,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital lease	$23	$93
Accounts payable	5,476	3,294
Accrued expenses	16,941	20,395
Commissions and incentives payable	15,588	18,188
Taxes payable	5,773	4,035
Deferred revenue	3,712	5,434

Total current liabilities	47,513	51,439
Capital lease, excluding current portion	—	322
Long-term royalties due to an affiliate	3,341	3,107
Long-term deferred tax liabilities	1,086	4,571
Long-term liabilities	537	602

Total liabilities	52,477	60,041
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,404,513 shares issued and 26,738,364 shares outstanding in 2005 and 27,584,548 shares issued and 26,591,155 shares outstanding in 2006	3	3
Additional paid-in capital	36,699	38,251
Retained earnings	42,505	52,771
Accumulated other comprehensive loss	(1,098)	(820)

	78,109	90,205
Less treasury stock, at cost, 666,149 shares in 2005 and 993,393 in 2006	(7,791)	(11,791)

Total shareholders’ equity	70,318	78,414

Total liabilities and shareholders’ equity	$122,795	$138,455

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net sales	$102,599	$104,771	$187,744	$203,742
Cost of sales	15,778	14,719	28,708	29,280
Commissions and incentives	47,360	45,998	84,924	91,372

	63,138	60,717	113,632	120,652

Gross profit	39,461	44,054	74,112	83,090
Operating expenses:
Selling and administrative expenses	16,340	18,230	32,460	36,007
Other operating costs	13,250	13,669	24,170	25,673

Total operating expenses	29,590	31,899	56,630	61,680

Income from operations	9,871	12,155	17,482	21,410
Interest income	453	592	785	1,164
Other income (expense), net	(808)	649	(900)	135

Income before income taxes	9,516	13,396	17,367	22,709
Provision for income taxes	(3,699)	(4,784)	(6,888)	(8,189)

Net income	$5,817	$8,612	$10,479	$14,520

Earnings per share:
Basic	$0.22	$0.32	$0.39	$0.54

Diluted	$0.21	$0.31	$0.38	$0.53

Weighted-average common shares outstanding:
Basic	27,073	26,782	27,085	26,773

Diluted	27,918	27,408	27,963	27,400

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2006

(in thousands, except per share information)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Issued shares	Par value				Shares	Amounts
Balance at December 31, 2004	27,115	$3	$34,917	$21,672	$195	74	($562)	$56,225
Proceeds from stock options exercised	145	—	175	—	—	—	—	175
Tax benefit from exercise of stock options	—	—	452	—	—	—	—	452
Tender of common stock to exercise stock options	—	—	231	—	—	12	(231)	—
Repurchase of common stock	—	—	—	—	—	191	(2,998)	(2,998)
Declared dividends of $0.14 per share	—	—	—	(3,788)	—	—	—	(3,788)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	(687)	—	—	(687)
Unrealized gain from investments classified as available for sale, net of tax of $2	—	—	—	—	3	—	—	3
Net income	—	—	—	10,479	—	—	—	10,479
Total comprehensive income								9,795

Balance at June 30, 2005	27,260	$3	$35,775	$28,363	($489)	277	($3,791)	$59,861

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Issued shares	Par value				Shares	Amounts
Balance at December 31, 2005	27,404	$3	$36,699	$42,505	($1,098)	666	($7,791)	$70,318
Proceeds from stock options exercised	181	—	868	—	—	—	—	868
Tax benefit from exercise of stock options	—	—	403	—	—	—	—	403
Charge related to stock-based compensation	—	—	297	—	—	—	—	297
Benefit related to stock options and warrants	—	—	(16)	—	—	—	—	(16)
Repurchase of common stock	—	—	—	—	—	327	(4,000)	(4,000)
Declared dividends of $0.16 per share	—	—	—	(4,254)	—	—	—	(4,254)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	279	—	—	279
Unrealized loss from investments classified as available for sale, net of tax of $9	—	—	—	—	(1)	—	—	(1)
Net income	—	—	—	14,520		—	—	14,520

Total comprehensive income								14,798

Balance at June 30, 2006	27,585	$3	$38,251	$52,771	($820)	993	($11,791)	$78,414

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,479	$14,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,909	2,250
Write-down of inventories	27	123
Gain on disposal of assets	28	42
Tax benefit related to exercising stock options	452	—
Accounting charge related to stock options and warrants granted	—	(16)
Accounting charge related to stock-based compensation expense	—	297
Deferred income taxes	62	3,214
Accrued interest on note receivable	(4)	(4)
Changes in operating assets and liabilities:
Increase in accounts receivable	(772)	(924)
Increase in income tax receivable	—	(114)
(Increase) decrease in inventories	(5,621)	675
Decrease in prepaid expenses and other current assets	688	93
(Increase) decrease in other assets	24	(292)
Decrease in accounts payable	(978)	(2,190)
Increase in accrued expenses and taxes payable	7,225	1,486
Increase in commissions and incentives payable	7,106	2,561
Increase in deferred revenue	3,319	1,722

Net cash provided by operating activities	23,944	23,443
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,124)	(13,135)
Decrease in restricted cash	746	1,588
Purchases of investments	(246)	(10,038)

Net cash used in investing activities	(5,624)	(21,585)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	175	868
Repurchase of common stock	(2,998)	(4,000)
Payment of cash dividends	(3,788)	(4,254)
Tax benefit related to exercising stock options	—	403
Repayment of capital lease obligation	(5)	(22)

Net cash used in financing activities	(6,616)	(7,005)
Effect of exchange rate changes on cash and cash equivalents	(574)	216

Net increase (decrease) in cash and cash equivalents	11,130	(4,931)
Cash and cash equivalents at the beginning of period	44,198	56,207

Cash and cash equivalents at the end of period	$55,328	$51,276

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Declaration of dividends	$1,888	$2,153

Unrealized losses from investments	$—	$24

Treasury shares tendered to exercise stock options	$231	$—

Purchase of fixed assets through a capital lease	$—	$414

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select National Market under the symbol “MTEX”. The Company develops high-quality, proprietary, nutritional supplements, skin care and topical products, and weight-management products that are primarily sold through independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany.

Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the primary purpose of personal consumption or sale to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices primarily for personal consumption. The term customer includes independent associates, members, and retail customers. The Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery other than usual and customary product returns. Only independent associates are eligible to earn commissions and incentives. The Company has thirteen wholly-owned subsidiaries; however, only the following subsidiaries are currently active:

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began
Mannatech Australia Pty Limited	April 1998	St. Leonards, Australia	October 1998
Mannatech Limited	November 1998	Didcot, Oxfordshire, United Kingdom	November 1999
Mannatech Japan, Inc.	January 2000	Tokyo, Japan	June 2000
Mannatech Korea Ltd.	February 2004	Seoul, Republic of Korea	September 2004
Mannatech Taiwan Corporation	June 2004	Coppell, Texas*	June 2005
Mannatech (International) Limited	December 2005	Gibraltar	December 2005

*	Mannatech Taiwan Corporation operates a branch office in Taipei, Taiwan.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that the consolidated results of operations for an interim period are not necessarily indicative of the consolidated results of operations to be expected for its fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in its annual report on Form 10-K for the year ended December 31, 2005 and filed with the United States Securities Exchange Commission on March 16, 2006.

Principles of Consolidation

The Company’s consolidated financial statements and footnotes include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including credit card receipts, with original maturities of three months or less to be cash equivalents.

For the year ended December 31, 2005 and the six months ended June 30, 2006, the Company included in its cash and cash equivalents credit card receivables due from its credit card processor of $3.0 million and $2.6 million, respectively, as credit card receivables are received within 24 to 72 hours after receiving the approval code from the credit card processor.

Revenue Recognition

The Company’s revenues are primarily derived from sales of its products, sales of its starter and renewal packs, and shipping fees. Substantially all of the Company’s product sales are sold to independent associates at published wholesale prices and to members at discounted published retail prices. The Company recognizes revenue upon receipt of packs and products by its customers. The Company records a reserve for expected sales refunds based on its historical experience.

The Company defers certain of its revenue. Total deferred revenue consists of i) revenue received from sales of products and packs, which were shipped but not received by the customers by period end, ii) revenue received related to prepaid registration fees received from customers planning to attend a future corporate-sponsored event, iii) revenue received related to a one-year magazine subscription, and iv) revenue received from pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack. The Company recognizes deferred revenue related to shipped products and packs upon receipt by the customer. All other deferred revenue is recognized over one year. Components of deferred revenue were as follows:

	December 31, 2005	June 30, 2006
Revenue related to undelivered product/pack sales	$2.6 million	$4.5 million
Revenue related to one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	0.7 million	0.7 million
Revenue related to future corporate-sponsored events	0.4 million	0.2 million

Total deferred revenue	$3.7 million	$5.4 million

Shipping and Handling Costs

The Company records freight and shipping revenue collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $4.8 million each for the three months ended June 30, 2005 and 2006. Total shipping and handling costs included in selling and administrative expenses, for the six months ended June 30, 2005 and 2006, were approximately $9.0 million and $9.3 million, respectively.

NOTE 2 SHAREHOLDERS’ EQUITY

On June 30, 2004, Mannatech’s Board of Directors authorized Mannatech to repurchase, in the open market, up to 5% of its outstanding shares, or approximately 1.3 million shares, of its common stock to help manage any dilutive effects of its common stock in the open market. As of June 30, 2006, the Company has repurchased the following number of shares of its common stock in the open market:

Date purchased	Number of common shares purchased in the open market	Approximate cost	Average price paid per share
May 2005	190,850	$3.0 million	$15.71
September 2005	182,626	2.0 million	$10.95
October 2005	207,023	2.0 million	$ 9.66
May 2006	73,955	1.0 million	$13.52
June 2006	253,289	3.0 million	$11.84

Total	907,743	$11.0 million	$12.11

As of June 30, 2006, the maximum number of shares available for repurchase under the plan previously approved by the Company’s Board of Directors is 409,825. In July 2006, the Company repurchased an additional 144,840 shares in the open market, at a cost of $2.0 million.

Accounting for Stock-Based Compensation

The Company has three stock-based compensation plans, all of which were approved by its shareholders. The Company generally grants stock options to its employees and board members at the fair market value of its common stock on the date of grant with a term no greater than ten years. The stock options generally vest over two or three years. Shareholders who own 10% or more of the Company’s outstanding stock are granted stock options at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant, have a term no greater than five years, and vest over two or three years.

Prior to January 1, 2006, the Company applied disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). In accordance with the provisions of FAS 123, the Company accounted for stock options granted to its employees and Board of Directors using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, (“APB 25”) and accordingly did not recognize compensation expense for stock options issued to employees and board members. For disclosure purposes, the Company used the Black-Scholes option pricing model to calculate the related compensation expense for stock options granted, as if it had applied the fair value recognition provisions of FAS 123. The following table illustrates the effect on the Company’s consolidated net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“FAS 123R”) retroactively to all of its stock options for the three and six months ended June 30, 2005:

(in thousands, except for per share information)	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Consolidated net income as reported	$5,817	$10,479
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect of $3 for the three months ended June 30, 2006	(4)	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect of $33 for the three months ended June 30, 2005 and $132 for the six months ended June 30, 2005	(152)	(215)

Pro forma net income	$5,661	$10,264

Basic Earnings Per Share:
As reported	$0.22	$0.39
Pro forma	$0.21	$0.37
Diluted Earnings Per Share:
As reported	$0.21	$0.38
Pro forma	$0.20	$0.37

Effective January 1, 2006, the Company adopted FAS 123R and selected the modified prospective method to initially report all of its related stock-based compensation expense in its consolidated financial statements. Under the provisions of FAS 123R, the Company is required to measure and recognize compensation expense related to any unvested stock options previously granted, and thereafter recognize compensation expense related to any new stock options granted using a calculated fair-value based option-pricing model. As a result of selecting the modified prospective method to account for its unvested stock options, the Company did not have to restate its prior periods’ financial statements, but is required to estimate the fair value for all of its stock options granted to employees and board members on the date of grant using a fair-value based option-pricing model.

The Company uses the Black-Scholes option-pricing model to determine the fair value of all of its stock options granted after December 31, 2005.

The Company did not grant any stock options for the first six months of 2005. In 2006, the Company granted a total of 114,158 stock options as follows:

•	On January 4, 2006, the Company granted 25,000 stock options to board member Larry Jobe at an exercise price of $12.23 per share. One-third of the stock options vest immediately and the remainder vest over two years. The options have a term of ten years.

•	On June 12, 2006, the Company granted 11,150 stock options each to board members Ray Robbins and Gerald Gilbert at an exercise price of $11.21 per share, and board member Larry Jobe was granted 1,858 stock options at an exercise price of $11.21 per share. One-third of the stock options vest immediately and the remainder vest over two years. The options have a term of ten years.

•	On June 12, 2006, the Company also granted Robert Panico, Vice President of Global Human Resources, and Gary Spinell, Vice President of Treasury and Investor Relations, 20,000 stock options each at an exercise price of $11.21 per share. These options vest ratably over three years and have a term of ten years.

•	On June 27, 2006, the Company granted Terence O’ Day, Executive Vice President of Global Operations, 25,000 stock options at an exercise price of $11.16 per share. These options vest ratably over three years and have a term of ten years.

The following assumptions were used to calculate the compensation expense related to granting 114,158 stock options 2006:

2006
Dividend yield:	2.6%
Risk-free interest rate:	4.3%
Expected market price volatility:	62.0%
Expected life of stock options:	4 years
Range of the fair value of options grants during the period:	$11.16 – $12.23

For the three and six months ended June 30, 2006, the Company recorded, in selling, general and administrative expenses, expense for stock-based compensation, totaling $0.2 million and $0.3 million, respectively, related to existing unvested stock options and granting 114,158 stock options in 2006. For both the three months and six months ended June 30, 2006, the Company recorded a tax benefit related to stock option exercises of $0.1 million. At June 30, 2006, the Company expects to record compensation expense as follows:

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
For the six months ended December 31, 2006	$0.3 million	$0.2 million	$0.1 million
For the twelve months ended December 31, 2007	0.6 million	0.2 million	0.4 million
For the twelve months ended December 31, 2008	0.3 million	0.1 million	0.2 million

	$1.2 million	$0.5 million	$0.7 million

As of June 30, 2006, the Company had stock options outstanding, as follows:

	Shares (000s)	Weighted average exercise price	Weighted- average contractual term	Aggregate intrinsic value (000s)
Outstanding at December 31, 2005	1,237	$6.09
Granted	114	$11.42
Exercised	(181)	$4.82		$1,536
Forfeited or expired	(29)	$18.70

Outstanding at June 30, 2006	1,141	$6.50	5.2	$7,422

Exercisable at June 30, 2006	878	$5.39	5.2	$4,730

As of June 30, 2006, the Company had 350,687 stock options available for future grants. The following table summarizes information with respect to the Company’s stock options outstanding and exercisable at June 30, 2006:

	Options outstanding			Options exercisable
Exercise Price Range	Number of shares (000s)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of shares (000s)	Weighted average exercise price	Weighted average remaining contractual life (in years)
$1.35 – $2.00	14	$1.82	1.0	14	$1.82	1.0
$2.50 – $2.69	451	$2.65	4.4	451	$2.65	4.4
$3.49 – $4.00	34	$3.50	6.2	17	$3.50	6.2
$7.45 – $8.20	446	$8.01	3.4	358	$7.98	3.4
$11.16 – $11.21	89	$11.20	10.0	8	$11.21	10.0
$12.23 – $12.44	75	$12.37	9.3	8	$12.23	9.3
$17.05 – $18.69	24	$17.05	7.8	14	$17.05	7.8
$20.64	8	$20.64	7.0	8	$20.64	7.0

$1.35 – $20.64	1,141	$6.50	5.2	878	$5.39	5.2

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the calculated weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on use the calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the calculated weighted average amounts used in computing the Company’s EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended June 30, 2005 and 2006. At June 30, 2005, 35,000 of the Company’s common stock options or warrants were excluded from the diluted EPS calculation, and as of June 30, 2006, 32,616 common stock options were excluded from the diluted EPS calculations since their exercise price was greater than the quarterly average fair market price of the Company’s common stock and thus their effect on earnings was antidilutive. The amounts are rounded to the nearest thousands, except for per share amounts.

	2005			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$5,817	27,073	$0.22	$8,612	26,782	$0.32
Effect of dilutive securities:
Stock options	—	735	(0.01)	—	519	(0.01)
Warrants	—	110	—	—	107	—
Diluted EPS:

Net income available to common shareholders plus assumed conversions	$5,817	27,918	$0.21	$8,612	27,408	$0.31

The following data shows the calculated weighted average amounts used in computing the Company’s EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the six months ended June 30, 2005 and 2006. At June 30, 2005, 35,000 of the Company’s common stock options or warrants were excluded from the diluted EPS calculation, and as of June 30, 2006, 32,616 common stock options were excluded from the diluted EPS calculations since their exercise price was greater than the year-to-date average fair market price of the Company’s common stock and thus their effect on earnings was antidilutive. The amounts are rounded to the nearest thousands, except for per share amounts.

	2005			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$10,479	27,085	$0.39	$14,520	26,773	$0.54
Effect of dilutive securities:
Stock options	—	766	(0.01)	—	521	(0.01)
Warrants	—	112	—	—	106
Diluted EPS:

Net income available to common shareholders plus assumed conversions	$10,479	27,963	$0.38	$14,520	27,400	$0.53

NOTE 3 COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of foreign currency translation adjustments from its Japan, Republic of Korea, and Taiwan operations and unrealized gains/losses from its investments classified as available-for-sale. Comprehensive income is a follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands)
Net income	$5,817	$8,612	10,479	$14,520
Foreign currency translation adjustments	(295)	179	(687)	(279)
Unrealized gain (loss) from investments classified as available-for-sale, net of related tax effect(1)	(12)	(7)	3	(1)

Comprehensive income	$5,534	$8,784	$9,795	$14,798

(1)	The net tax effect for unrealized gain (loss) from investments for the three months ended June 30, 2005 and 2006 was ($7) and $5, respectively. The net tax effect for unrealized gain (loss) from investments for the six months ended June 30, 2005 and 2006 was $2 and $9, respectively.

NOTE 4 TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

MannaRelief. The Company’s Chairman and Chief Executive Officer, Samuel L. Caster, founded MannaRelief in 1999 and has served as its Chairman since its inception. Defined under the Internal Revenue Code, MannaRelief is a 501(c)(3) charitable organization that provides services for children. Donald Herndon, the Company’s Vice President of Field Services, also serves on MannaRelief’s Board. Mr. Herndon is the brother-in-law of Mr. Caster and the brother-in-law of Terry L. Persinger, the Company’s President and Chief Operating Officer and a member of the Company’s Board of Directors.

Historically, the Company has made cash donations to MannaRelief, sold certain of its products to MannaRelief at cost plus shipping and handling charges, and shipped products purchased by MannaRelief to its chosen recipients. In addition, certain Company employees and consultants periodically volunteer to work on various fund raising projects and events for MannaRelief at no cost to MannaRelief.

The Company’s Board of Directors has approved cash donations of approximately $0.6 million to MannaRelief in 2006. The Company has made cash donations and sold products to MannaRelief, at cost plus shipping and handling, as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Sold Products	$0.3 million	$0.3 million	$0.6 million	$0.7 million
Cash Donations	$0.1 million	$0.2 million	$0.2 million	$0.3 million

Clinical Study. In June 2004, the Company signed a cancelable three-year research agreement with St. George’s Hospital & Medical School, in London, England, to fund research costs related to a clinical trial involving one of the Company’s products. The principal investigator in the clinical trials, Dr. John Axford, is employed by St. George’s Hospital & Medical School and is also a member of the Company’s Board of Directors and Chairman of its Science Committee. Pursuant to this research agreement, the Company agreed to fund approximately $0.7 million over three years for this study. This is the second clinical study funded by the Company for St. George’s Hospital & Medical School. For the three and six months ended June 30, 2005, the Company paid $0.1 million, respectively, toward this clinical study. As of June 30, 2006, the Company accrued $0.2 million toward this clinical study.

Fredrick Media, LLC. In November 2005, the Company entered into a consulting services agreement with Fredrick Media, LLC, which is owned by Mr. Landen Fredrick, son of Mr. J. Stanley Fredrick, who serves as the Lead Director on the Company’s Board of Directors. Pursuant to the Consulting Agreement, the Company agreed to pay approximately $0.2 million to Fredrick Media, LLC for various marketing consulting services, including consulting related to the development of the Company’s website. Through May 2006, the Company paid Fredrick Media, LLC approximately $0.1 million related to this consulting agreement. In May 2006, the Company terminated the Consulting Agreement with Fredrick Media, LLC and hired its founder, Mr. Landen Fredrick, as its Senior Director of Associate Initiatives.

NOTE 5 INVESTMENTS

The Company classifies its investments as available-for-sale. At December 31, 2005 and June 30, 2006, the Company’s investments consisted of the following:

	December 31, 2005
	Amortized cost	Gross unrealized loss	Fair value
		(in thousands)
Federal Home Loan Bank bond	$2,000	($26)	$1,974
State or federal agency backed obligations	15,375	—	15,375

Total investments	$17,375	($26)	$17,349

	June 30, 2006
	Amortized cost	Gross Unrealized (gain) loss	Fair value
	(in thousands)
Federal Home Loan Bank bond	$2,000	($2)	$1,998
Corporate mutual fund	5,000	14	5,014
State or federal agency backed obligations	20,375	—	20,375

Total investments	$27,375	$12	$27,387

The Company’s fair values of investments by contractual maturity at December 31, 2005 and June 30, 2006, are as follows:

	December 31, 2005	June 30, 2006
	(in thousands)
Due in one year or less	$1,974	$7,012
Due between one and five years	—	—
Due after ten years	15,375	20,375

	$17,349	$27,387

NOTE 6 INVENTORIES

Inventories consist of raw materials, work in progress, finished goods and sales aids that are stated at the lower of cost (using standard costs, which approximate average costs) or market. Work in progress consists of raw materials that were shipped to a third party manufacturer to rework into a different raw material for use in the Company’s finished goods. The Company provides an adequate allowance for any slow-moving or obsolete inventories. Inventories at December 31, 2005 and June 30, 2006, consisted of the following:

	December 31, 2005	June 30, 2006
	(in thousands)
Raw materials	$5,759	$5,284
Work in progress	—	125
Finished goods, less inventory reserves for obsolescence of $387 in 2005 and $359 in 2006	14,052	13,627

	$19,811	$19,036

NOTE 7 COMMITMENTS AND CONTINGENCIES

Royalty and Consulting Agreements

On June 1, 2006, the Company entered into a one-year Consulting and Separation Agreement with Ms. Bettina Simon, who served as the Company’s Senior Vice President and Chief Legal Officer. Under the terms of this Agreement, the Company is required to pay Ms. Simon a total of approximately $0.1 million for litigation consulting support.

On August 7, 2005, the two year employment agreement with Dr. Bill McAnalley, who served as the Company’s Chief Science Officer, expired. As a result, the Company entered into a Release Agreement and a one-year Consulting Agreement in which the Company is required to pay Dr. McAnalley a total of $0.9 million. As of June 30, 2006, the Company paid Dr. McAnalley a total of $0.8 million in connection with services provided under his one-year Consulting Agreement.

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. McAnalley, pursuant to which the Company was required to pay Dr. McAnalley or his heirs royalties for 10 years beginning September 2005 through August 2015. Under the terms of this agreement, the Company is required to make quarterly payments based on certain applicable annual global product sales, by the Company, in excess of $105.4 million. Beginning in August 2003, the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit associated with this agreement and recognize it over the life of Dr. McAnalley’s employment agreement, which ended August 2005. As of December 31, 2005, the Company paid $0.1 million related to this agreement and accrued a total of $3.9 million, of which $0.5 million was recorded as a current liability. During 2006, the Company had paid $0.3 million related to this agreement and at June 30, 2006, accrued a total of $3.6 million, of which $0.5 million was included as a current liability.

Letter of Credit

The Company offers an annual travel incentive for its independent associates who qualify for the annual travel incentive. The United States travel incentive for both 2006 and 2007 is planned as a cruise on a Royal Caribbean International® cruise ship. Royal Caribbean requires its customers to provide a letter of credit that is collateralized with a security deposit. As a result, the Company obtained a letter of credit from its bank. At June 30, 2006, the Company held in restricted cash $0.8 million as a security deposit related to its 2006 travel incentive. In July 2006, the Company obtained a second letter of credit for $2.1 million and restricted $2.0 million of its cash as a security deposit related to its 2007 travel incentive.

Employment Agreements

In June 2006, the Company signed a two year employment agreement with Mr. Stephen D. Fenstermacher, its Senior Vice President and Chief Financial Officer. Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Fenstermacher an annual salary of $300,000, furnish him a leased vehicle, and allow Mr. Fenstermacher to continue to participate in all employee benefits available to its other executives. In addition, under the terms of the agreement, if the Company terminates his employment for cause, or upon his death, the Company is obligated to pay Mr. Fenstermacher, or his estate, any unpaid but earned salary, annual bonus, and any other benefits through the date or upon termination. However, if the Company terminates Mr. Fenstermacher’s employment agreement without cause, disability, or the Company does not renew his employment agreement, then it is also obligated to pay Mr. Fenstermacher an amount equal to the greater of the remainder of his employment agreement or one year’s base salary.

In June 2006, the Company signed a two year employment agreement with Mr. Terence O’ Day. Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. O’Day an annual salary of $250,000, furnish him a leased vehicle, pay certain relocation fees, and allow Mr. O’ Day to participate in all employee benefits available to its other executives. In addition, under the terms of the agreement, if the Company terminates his employment for cause, disability, or death, it is obligated to pay Mr. O’Day or his estate any unpaid but earned salary, annual bonus, and any other benefits through the date of termination. However, if the Company terminates Mr. O’Day’s employment agreement without cause, or the Company does not renew his employment agreement, or the Company does not give notice to him of non-renewal by June 27, 2007, then it is also obligated to pay Mr. O’Day an amount equal to one year’s base salary. On June 27, 2006, the Company’s Board of Directors granted Mr. O’Day 25,000 stock options, with an exercise price of $11.16 per share. The stock options vest over 3 years and, if not forfeited or exercised, will expire on June 26, 2016. On August 7, 2006, the Company’s Board of Directors granted Mr. O’Day 6,000 additional stock options, with an exercise price of $14.16 per share. The stock options vest over 3 years and, if not forfeited or exercised, will expire in ten years.

NOTE 8 CAPITAL LEASE OBLIGATIONS

In March 2006, the Company leased its fire and security system through a five year capital lease totaling $0.4 million. The lease accrues interest at 6.2% and expires in March 2011.

NOTE 9 LITIGATION

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

On December 12, 2005, the Court granted a motion to consolidate the three putative class action lawsuits into one civil action styled “In re Mannatech, Incorporated Securities Litigation.” Also, on January 4, 2006, the Court entered an order appointing “The Mannatech Group,” consisting of Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John C. Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, as lead plaintiffs. The January 4, 2006 court order also appointed the law firms Lerach Coughlin Stoia Geller Rudman & Robbins LLP as lead counsel and Freedman Boyd Daniels Hollander & Goldberg, P.A. as liaison counsel for the putative class. On March 3, 2006, the lead plaintiffs filed an amended consolidated class action complaint.

On April 4, 2006, the Company filed a motion to transfer venue to the United States District Court for the Northern District of Texas. On April 11, 2006, the court granted the parties agreed motion for joint continuance and briefing schedule, which was filed April 6, 2006. On May 25, 2006, the lead plaintiffs filed their response in opposition to the motion to transfer and on June 27, 2006, the Company filed its reply in support of the motion. In addition, on June 28, 2006, a Notice of Completion of Briefing was filed and the motion to transfer venue is now pending before the Court. If the Court denies the motion to transfer, the Company will have 45 days to move to dismiss, answer, or otherwise respond to the Complaint. Lead plaintiffs will then have 60 days from the date of service to file a response to our responsive pleading. If, on the otherhand, the Court grants the motion to transfer venue, the case will be transferred to the federal court in Dallas and a new schedule for briefing will have to be established.

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

Each of these shareholder derivative lawsuits makes allegations similar to the allegations of the shareholder class action litigation described above. The Company’s independent directors have appointed a Special Litigation Committee to review and oversee these matters and determine the proper corporate responses. On February 22, 2006, the Company filed a motion Requesting Stay of Derivative Proceedings Pending Inquiry into Plaintiffs Claims in the Schrimpf lawsuit. By an order entered on April 25, 2006, the 162nd District Court of Dallas County, Texas, stayed further action in the Schrimpf derivative action pending the final resolution of the Middleton federal derivative action.

On March 13, 2006, the Company filed motions to consolidate the Middleton and Nystrom derivative actions into one action. Counsel for both Middleton and Nystrom indicated they would not oppose consolidation. Also, on March 13, 2006, the Company filed motions to stay each action pursuant to Texas Business Corporation Act art. 5.14. However, by order dated May 2, 2006, the United States District Court for the Northern District of Texas denied the motion to stay in the Nystrom action. The other motions, including the motion to consolidate and the motion to stay pursuant to art. 5.14 of the Texas Business Corporation Act in the Middleton action remain pending before the Court. On August 2, 2006, the Court denied motions to stay and to appoint lead derivative plaintiff and lead derivative counsel, filed by Middleton’s counsel on November 29, 2005. Additionally, the parties in the Nystrom action have reached agreements as to the extension of the time for the Company to file its response to the complaints. Currently the Company has until August 14, 2006, to move to dismiss, answer, or otherwise respond to the complaints.

Plaintiffs in the consolidated putative class actions and in the shareholder derivative actions seek an unspecified amount of compensatory damages, interest and costs, including legal and expert fees. The Company and its directors and officers named as defendants in these suits deny the allegations in these complaints and intend to defend themselves vigorously.

In response to these actions, the Company continues to work with its experienced securities litigation counsel to vigorously defend the Company and its officers and directors. The Company also believes this type of litigation is inherently unpredictable. It should be noted that a court must certify a class before a case can proceed as a class action lawsuit and that the determination has not been made in the consolidated securities cases. The Company believes these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the damages or the range of damages, if any, the Company might incur in connection with any of these above mentioned securities and derivative lawsuits.

On March 16, 2006, the Company filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of its utility U.S. Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas. The Company sued Glycobiotics to cease the manufacture, sale, and use of its glyconutritional product marketed under the brand name “Glycomannan” and for alleged unfair competition due to false and misleading statements. In April 2006, Glycobiotics filed its response and asserted various affirmative defenses. The case is currently in the initial phases of discovery and the Company expects a trial date in 2007.

On May 5, 2006, the Company also filed a patent infringement lawsuit against Techmedica Health™ Inc. for alleged infringement of its utility U.S. Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas. The Company sued Techmedica Health to cease the manufacture, sale, and use of its glyconutritional product marketed under the brand name “Nutratose” and for alleged unfair competition due to false and misleading statements. In June 2006, the Company filed an objection to the change in venue filed by Techmedica Heath™ Inc. The court agreed with the Company’s position and denied Techmedica’s motion to transfer on August 3, 2006.

The Company also has several pending claims incurred in the normal course of business. In the opinion of the Company’s management, such claims can be resolved without any material affect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance in amounts it believes is adequate. However, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by its insurance policies, and its insurance carriers could refuse to cover certain of these claims in whole or in part.

NOTE 10 RECENT ACCOUNTING PRONOUNCEMENTS

FAS 156. In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”, (“FAS 156”). The provisions of FAS 156 require an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. In addition, the provisions of FAS 156 require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. The provisions of FAS 156 are effective for fiscal years beginning after September 15, 2006. The Company does not believe the adoption of FAS 156 will have a significant effect on its consolidated financial position, results of operations, or cash flows.

FIN 48. In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, the provisions of FIN 48 provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is still evaluating the effects of adopting FIN 48 on its consolidated financial position, results of operations, and cash flows.

Exposure draft related to Pensions. In March 2006, the Financial Accounting Standards Board (“FASB”) issued an exposure draft that will amend Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The proposed statement will require a company to recognize, in its balance sheet, the overfunded or underfunded status of its defined benefit postretirement plan and also requires a company to measure the plan assets and plan obligations as of the date of the statement of financial position. The Company maintains a benefit plan in Japan and will continue to monitor the FASB’s progress on this issue and, once finalized, will evaluate the potential impact on its consolidated results of operations and financial position.

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

The Company has six active subsidiaries that operate in six physical locations and sell products in ten different countries around the world. The six physical locations include the United States, Australia, the United Kingdom, Japan, the Republic of Korea, and Taiwan. Each of the Company’s physical locations service different geographical areas. The United States parent processes orders for Canada, but products and packs sold in Canada are shipped through a third party distribution facility located in Canada. The Company’s Australian location processes orders for both Australia and New Zealand, and the orders are shipped for Australia and New Zealand through a third party distribution facility located in Australia. The Company’s United Kingdom location processes and ships orders for the United Kingdom, Denmark, and Germany.

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

By country of operation, consolidated net sales primarily shipped to customers in these locations, along with pack and product information for the three and six months ended June 30, 2005 and 2006, respectively, are as follows:

	Three months ended June 30,				Six months ended June 30,
	2005		2006		2005		2006
	(in millions)				(in millions)
United States	$69.5	67.7%	$70.0	66.8%	$125.6	66.9%	$137.1	67.3%
Canada	7.3	7.1%	7.6	7.3%	14.0	7.5%	14.9	7.3%
Australia	8.9	8.7%	8.9	8.5%	17.0	9.1%	16.8	8.2%
United Kingdom	2.4	2.3%	1.9	1.8%	4.8	2.6%	3.8	1.9%
Japan	9.0	8.8%	10.9	10.4%	16.8	8.9%	20.1	9.9%
New Zealand	4.1	4.0%	0.8	0.7%	7.7	4.1%	3.3	1.6%
Republic of Korea	1.0	1.0%	2.3	2.2%	1.4	0.7%	3.9	1.9%
Taiwan*	0.4	0.4%	1.0	1.0%	0.4	0.2%	1.8	0.9%
Denmark**	—	—%	0.9	0.9%	—	—%	1.4	0.7%
Germany***	—	—%	0.5	0.4%	—	—%	0.6	0.3%

Totals	$102.6	100%	$104.8	100%	$187.7	100%	$203.7	100%

*Taiwan began its operations in June 2005.

**United Kingdom began shipping products to Denmark in August 2005.

***United Kingdom began shipping products to Germany in March 2006.

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in millions)		(in millions)
Consolidated product sales	$71.0	$77.2	$135.6	$151.8
Consolidated pack sales	26.0	23.4	46.6	44.0
Consolidated other, including freight	5.6	4.2	5.5	7.9

Consolidate total net sales	$102.6	$104.8	$187.7	$203.7

Long-lived assets, which include property, plant and equipment and construction in progress, for each of our six subsidiaries, are as follows:

	December 31, 2005	June 30, 2006
Country	(in millions)
Australia	$0.2	$0.3
Japan	0.3	0.3
Republic of Korea	0.6	0.6
Taiwan	0.3	0.3
United Kingdom	0.5	0.4
United States	17.2	28.5

Total long-lived assets	$19.1	$30.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for the three and six months ended June 30, 2006 as compared to the same periods in 2005. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of its subsidiaries on a consolidated basis.

Company Overview

Since November 1993, we have developed innovative, high-quality, proprietary nutritional supplements, skin care and topical products, and weight-management products that are sold in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. We operate as a single segment and primarily sell our products through approximately 526,000 independent associates and members who have purchased our products and/or packs within the last 12 months. These independent associates and members are referred to herein as current independent associates and members. Net sales, net income and diluted EPS are as follows:

•	Net sales increased by $2.2 million, or 2.1%, for the three months ended June 30, 2006 and increased $16.0 million, or 8.5%, for the six months ended June 30, 3006, as compared to the same periods in 2005. In May 2006, we introduced Optimal in Japan, a line of 5 preservative-free skin care products, which increased net sales for the three and six months ended June 30, 2006 by $1.2 million.

•	Net income increased by $2.8 million, or 48.0%, for the three months ended June 30, 2006 and increased $4.0 million, or 38.6%, for the six months ended June 30, 3006, as compared to the same periods in 2005.

•	Diluted earnings per share increased $0.10 per share, or 47.6%, for the three months ended June 30, 2006 and increased $0.15 per share, or 39.4%, for the six months ended June 30, 2006, as compared to the same periods in 2005.

•	We are planning to discontinue Life Enhancement Packs in August 2006 and Ambrotose® capsules in the fourth quarter of 2006. The discontinuance of Ambrotose® capsules is the result of the increase in demand for our Ambrotose® AO and Advanced Ambrotose products.

We sell our nutritional supplements through network-marketing distribution channels operating in 10 different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and products. Each of our subsidiaries sells the same type of products and possesses similar economic characteristics, such as similar selling prices and gross margins. Consolidated net sales primarily shipped to customers in these locations, in dollars and as a percentage of consolidated net sales, for the three and six months ended June 30, are as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	Three months ended June 30,				Six months ended June 30,
	2005		2006		2005		2006
	(in millions)				(in millions)
United States	$69.5	67.7%	$70.0	66.8%	$125.6	66.9%	$137.1	67.3%
Canada	7.3	7.1%	7.6	7.3%	14.0	7.5%	14.9	7.3%
Australia	8.9	8.7%	8.9	8.5%	17.0	9.1%	16.8	8.2%
United Kingdom	2.4	2.3%	1.9	1.8%	4.8	2.6%	3.8	1.9%
Japan	9.0	8.8%	10.9	10.4%	16.8	8.9%	20.1	9.9%
New Zealand	4.1	4.0%	0.8	0.7%	7.7	4.1%	3.3	1.6%
Republic of Korea	1.0	1.0%	2.3	2.2%	1.4	0.7%	3.9	1.9%
Taiwan*	0.4	0.4%	1.0	1.0%	0.4	0.2%	1.8	0.9%
Denmark**	—	—%	0.9	0.9%	—	—%	1.4	0.7%
Germany***	—	—%	0.5	0.4%	—	—%	0.6	0.3%

Totals	$102.6	100%	$104.8	100%	$187.7	100%	$203.7	100%

*Taiwan began operations in June 2005.

**United Kingdom began shipping products to Denmark in August 2005.

***United Kingdom began shipping products to Germany in March 2006.

We believe the primary influences on our sales mix are as follows:

•	changes in consumer demand;

•	changes in our products or changes in competitors’ products;

•	changes in the economy or economic influences or conditions;

•	changes in government regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	quality control issues;

•	adverse publicity;

•	changes in our commissions and incentives plan; and

•	changes in our basic business model and strategies.

We believe net sales increases are dependent on the following factors:

•	introducing new products;

•	continuing to refine and enhance existing products;

•	continuing to expand internationally; and

•	continuing to attract and retain independent associates by introducing new incentives, refining existing commissions and incentives, and providing additional training aids, promotional materials and technology tools.

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by management. We also analyze the need for certain estimates, including the need for such items as inventory reserves, capitalization of software development costs, tax valuation allowances, revenue recognition and deferred revenues, accounting for stock based compensation, and contingencies and litigation. Our estimates are based on historical experience, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances. We caution readers that actual results could differ from estimates under different assumptions or conditions, and if circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our consolidated financial position, consolidated results of operations, and consolidated cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2006.

Inventory Reserves

We review our inventory carrying value and compare it to the estimated fair market value. Any inventory value in excess of our estimated fair market value is written down. In addition, we review our inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and our future plans. If actual sales or our plans are less favorable than those originally projected by us, additional inventory reserves or write-downs may be required. At June 30, 2006, our gross inventories were valued at $19.0 million, which included an inventory reserve for slow-moving and obsolete inventory of approximately $0.4 million.

Software Capitalization

We capitalize costs associated with internally-developed software projects and amortize costs associated with these projects over their useful lives, which is usually five years. If accounting standards change or if the capitalized software becomes obsolete, we may be required to write-off our unamortized capitalized software or accelerate the amortization period.

During 2004, we began the development and/or configuration of several large-scaled information technology projects that are intended to increase functionality of our operations and expand our reporting capabilities. One of these projects was the configuration of our internally-developed global re-architecture software project, also called our Oracle/JDE Globalview fully-integrated software project. As of June 30, 2006, we had approximately $4.4 million of unamortized capitalized software development costs included in property and equipment and $16.4 million included in construction in progress, which we plan to put in service in 2007 and amortize ratably over their expected useful lives of 5 years.

Tax Valuation Allowances

We evaluate the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of our deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. As of June 30, 2006, our total deferred tax assets were $3.5 million and we recorded a valuation allowance of $1.0 million related to certain deferred tax assets for our operations in Taiwan and the Republic of Korea as they do not yet meet the “more likely than not” criteria, as defined by the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109.

Revenue Recognition and Deferred Revenues

We defer all revenues until our customers receive their shipments. We also defer a portion of our revenues from the sales of certain starter and renewal packs that contain a one-year magazine subscription and defer a portion of revenue from each pack in which the total price of the pack exceeds the total wholesale value of all individual components included in such packs. We amortize the deferred revenues associated with our one-year magazine subscriptions and any pack sales that exceed the total wholesale value of the individual components included in such packs over twelve months. Although we have no immediate plans to significantly change the contents of our packs or our shipping methods, any such change in the future could result in additional revenue deferrals or cause us to recognize deferred revenue over a longer period of time. For example, if we were to decrease the number of items included in our packs but not change the sales price of our packs, we would have to defer additional revenue and recognize the additional deferred revenue over twelve months.

Accounting for Stock-Based Compensation

Under FAS 123R, we are required to measure and recognize compensation expense related to any unvested stock options outstanding on January 1, 2006, granted to our employees and board members or any stock options granted after December 31, 2005. This measurement is based on various assumptions as follows:

•	average dividend yield of 2.6%;

•	expected average risk-free interest rate of 4.3%;

•	expected market price volatility of 62.0%; and

•	expected average life of stock options of 4 years.

Based upon the above assumptions, we record the calculated compensation expense in our consolidated statements of operations over the stock options’ vesting periods, which are generally two or three years. As of June 30, 2006, we had 263,474 unvested stock options outstanding with a remaining calculated fair value of approximately $1.2 million. In addition, we have 350,687 stock options available to grant in the future. If the assumptions used in computing the calculated fair-value change, we may be required to recognize additional compensation expense. For example, if the average risk-free interest rate was to increase to 5.3% and the volatility increased to 72.0%, we would have to record additional compensation expense of $0.1 million.

Contingencies and Litigation

Each quarter, we evaluate the need to accrue for legal claims or assessments. We base our accrual evaluation on our estimated amount of damages and the probability of losing any threatened legal claim. If circumstances change or we experience an unanticipated adverse outcome of any legal action, we would be required to increase our estimated amount accrued related to any potential legal action.

Results of Operations

The tables below summarize our consolidated operating results in dollars (rounded to the nearest thousand) and as a percentage of net sales for the three and six months ended June 30, 2005 and 2006.

Consolidated Operating Results for the three months ended June 30, 2005 and 2006

	2005		2006		Change from 2005 to 2006
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar change	Percentage change
Net sales	$102,599	100.0%	$104,771	100.0%	$2,172	2.1%
Cost of sales	15,778	15.4	14,719	14.1	(1,059)	(6.7%)
Commissions and incentives	47,360	46.1	45,998	43.9	(1,362)	(2.9%)

	63,138	61.5	60,717	58.0	(2,421)	(3.8%)

Gross profit	39,461	38.5	44,054	42.0	4,593	11.6%
Operating expenses:
Selling and administrative expenses	16,340	16.0	18,230	17.4	1,890	11.6%
Other operating costs	13,250	12.9	13,669	13.0	419	3.2%

Total operating expenses	29,590	28.9	31,899	30.4	2,309	7.8%

Income from operations	9,871	9.6	12,155	11.6	2,284	23.1%
Interest income	453	0.4	592	0.6	139	30.7%
Other income (expense), net	(808)	(0.7)	649	0.6	1,457	(180.3%)

Income before income taxes	9,516	9.3	13,396	12.8	3,880	40.8%
Provision for income taxes	(3,699)	(3.6)	(4,784)	(4.6)	(1,085)	29.3%

Net income	$5,817	5.7%	$8,612	8.2%	$2,795	48.0%

Consolidated Operating Results for the six months ended June 30, 2005 and 2006

	2005		2006		Change from 2005 to 2006
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar change	Percentage change
Net sales	$187,744	100.0%	$203,742	100.0%	$15,998	8.5%
Cost of sales	28,708	15.3	29,280	14.4	572	2.0%
Commissions and incentives	84,924	45.2	91,372	44.8	6,448	7.6%

	113,632	60.5	120,652	59.2	7,020	6.2%

Gross profit	74,112	39.5	83,090	40.8	8,978	12.1%
Operating expenses:
Selling and administrative expenses	32,460	17.3	36,007	17.7	3,547	10.9%
Other operating costs	24,170	12.9	25,673	12.6	1,503	6.2%

Total operating expenses	56,630	30.2	61,680	30.3	5,050	8.9%

Income from operations	17,482	9.3	21,410	10.5	3,928	22.5%
Interest income	785	0.4	1,164	0.5	379	48.3%
Other income (expense), net	(900)	(0.4)	135	0.1	1,035	(115.0%)

Income before income taxes	17,367	9.3	22,709	11.1	5,342	30.8%
Provision for income taxes	(6,888)	(3.7)	(8,189)	(4.0)	(1,301)	18.9%

Net income	$10,479	5.6%	$14,520	7.1%	$4,041	38.6%

Three and six months ended June 30, 2006 compared with the same periods in 2005

Net Sales

Our sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products; and

•	changes in our commissions and incentives programs.

Our sales mix for the three and six months ended June 30, was as follows:

	For the three months ended June 30,		Dollar and percentage change		For the six months ended June 30,		Dollar and percentage change
	2005	2006	2006 over 2005		2005	2006	2006 over 2005
	(in millions)				(in millions)
Consolidated product sales	$71.0	$77.2	$6.2	8.7%	$135.6	$151.8	$16.2	11.9%
Consolidated pack sales	26.0	23.4	(2.6)	(10.0%)	46.6	44.0	(2.6)	(5.6%)
Consolidated other, including freight	5.6	4.2	(1.4)	(25.0%)	5.5	7.9	2.4	43.6%

Consolidated total net sales	$102.6	$104.8	$2.2	2.1%	$187.7	$203.7	$16.0	8.5%

Our consolidated net sales have increased primarily due to the increase in volume of product sales. For the three months and six months ended June 30, 2006, shipping products to Denmark and Germany increased our consolidated net sales by $1.4 million and $2.0 million, respectively. In addition, for the three months and six months ended June 30, 2006, the introduction of our preservative-free skin care products in Japan, in May 2006, increased our total net sales by $1.2 million. Pack sales have a correlation to new and continuing independent associates and members who purchase our products. However, there is not a direct correlation between the increase in the number of new independent associates purchasing packs and the amount of the increase in product sales because independent associates and members may consume different products at different consumption levels.

Pack Sales

We primarily sell starter packs to our new independent associates which entitles the independent associate to purchase our products at wholesale prices. Members can also purchase starter packs, which entitles them to purchase our products at a discount from published retail prices. Depending on the type of pack purchased, a starter pack may include certain products, promotional and educational information, and policies and procedures. Independent associates can also purchase upgrade packs, entitling the independent associate to additional promotional materials and achievement of additional commissions and incentives. Our independent business-building associates also purchase annual renewal packs. The number of new and continuing independent associates and members who purchased our packs during the last 12-months ended June 30, 2005 and 2006 were as follows:

	For the twelve months ended June 30,
	(revised*) 2005		2006		Number and percentage change
Current Independent Associates and Members
New	216,000	49.1%	217,000	41.3%	1,000	0.5%
Continuing	224,000	50.9%	309,000	58.7%	85,000	38.0%

Total	440,000	100%	526,000	100%	86,000	19.5%

*	In the second quarter 2005, we originally reported on our Form 10-Q, the split between new and continuing independent associates and members to be 209,000, 47.5%, and 231,000, 52.5% due to a miscalculation in the allocation between new and continuing associates. However, the total number of associates was correctly reported at 440,000.

Overall, the number of independent associates and members increased by 19.5% as compared to the same period in 2005. In addition, the total number of new independent associates and members purchasing packs increased and the total number of continuing independent associates purchasing upgrade and renewal packs increased as compared to the same period in 2005. However, we began to experience a slowing in the percentage increase in the number of new associates and members purchasing packs in North America, Australia, and New Zealand. More specifically, in our Australia and New Zealand operations, we experienced a decrease in the number of new associates and members purchasing packs, which we believe is due to challenges related to the original formulation of Advanced Ambrotose, introduced in the second half of 2005. As a result, we reformulated Advanced Ambrotose for these markets and also introduced Undaria capsules in Australia and New Zealand in July 2006. We believe the introduction of Undaria capsules and a reformulated Advanced Ambrotose will help reverse the slowing growth rate in these markets, but believe a positive impact related to these changes will likely take effect gradually over time. Additional actions we are taking to help increase the number of independent associates and members are as follows:

•	introduce in the fourth quarter of 2006 a new product called PhytoMatrix, which contains standardized levels of all natural vitamin complexes and 100% plant sourced minerals and phytochemicals, which we believe will be the first in our industry;

•	register our 5 new preservative-free skin care products into other markets in which we operate; and

•	explore new advertising tools to broaden our name recognition.

Pack sales associated with new independent associates and members and pack sales from continuing independent associates are as follows:

	For the three months ended June 30,				For the six months ended June 30,
	2005	2006	Dollar and percentage change of pack sales		2005	2006	Dollar and percentage Change of pack sales
New	$18.4	$15.2	($3.2)	(17.4%)	$32.9	$28.4	($4.5)	(13.7%)
Continuing	7.6	8.2	0.6	7.9%	13.7	15.6	1.9	13.9%

Total	$26.0	$23.4	($2.6)	(10.0%)	$46.6	$44.0	($2.6)	(5.6%)

For the three months and six months ended June 30, 2006, new independent associates and member pack purchases decreased total pack sales by $3.2 million, or 17.4%, and $4.5 million, or 13.7%, respectively, as compared to the same periods in 2005. We believe the decrease in new pack sales from new independent associates and members primarily related to the previously discussed challenges from our Advanced Ambrotose product and a shift to earlier start and end dates for our travel incentives. For 2006, the qualification period for our travel incentives was from January to May as compared to 2005 when the qualification period was from March to July. The decrease in pack purchases by new independent associates and members purchasing packs was partially offset by a $1.4 million increase in pack purchases by new independent associates and members who began purchasing packs in Denmark in August 2005 and in Germany in March 2006.

For both the three months and the six months ended June 30, 2006, continuing independent associate renewal and upgrade pack purchases increased total pack sales by $0.6 million, or 7.9%, and $1.9 million, or 13.9%, respectively, as compared to the same periods in 2005. The increase in pack sales from continuing independent associates related to the increase in the number of continuing independent associates purchasing renewal and upgrade packs in all countries except Australia and New Zealand.

Product Sales

Overall product sales grew 8.7% and 11.9%, respectively, for the three months and six months ended June 30, 2006 as compared to the same periods in 2005. The growth of product sales is attributable to the following:

•	The introduction of FiberSlim in the United States in March 2006 and the introduction of 5 preservative-free skin care products in Japan in May 2006, increased our product sales by $0.8 million for the three months ended June 30, 2006 and increased our product sales by $0.9 million for the six months ended June 30, 2006 as compared to the same periods in 2005.

•	Reporting a full-quarter of operations for Taiwan in 2006 and selling our products in Denmark and Germany increased our product sales by $1.2 million for the three months ended June 30, 2006 and $2.0 million for the six months ended June 30, 2006, as compared to the same periods in 2005. We believe shipping products to Denmark and Germany may have shifted the focus of some of our independent associates away from selling products in the United Kingdom.

•	For the three months ended June 30, 2006, the remaining increase in product sales of $4.2 million and for the six months ended June 30, 2006, the remaining increase in product sales of $13.3 million related to an increase in the overall number of independent associates and members purchasing products.

Other Sales

Other sales primarily consist of the following:

•	freight revenue charged to our independent associates and members;

•	sales of promotional materials;

•	training and event registration fees;

•	monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database for our independent associates that helps stimulate product sales and provide business management;

•	a reserve for estimated sales refunds; and

•	the change in deferred revenue that primarily pertains to the timing of recognition of revenue for pack and product shipments.

For the three months ended June 30, 2006, other sales decreased by $1.4 million as compared to the second quarter of 2005. The decrease in other sales was composed of an increase in deferred revenue of $1.8 million related to the timing of revenue recognition. The increase in deferred revenue was partially offset by an increase of $0.4 million in freight fees collected from customers associated with a fee increase effective August 2005.

For the six months ended June 30, 2006, other sales increased by $2.4 million as compared to the same period in 2005. The increase was composed of a rise in freight fees charged to customers of $1.0 million, an increase in freight fees collected from customers of $0.4 million related to a net sales increase. Also, other sales increased due to additional sales returns of $0.4 million. The increase was partially offset by a decrease of $0.3 million in the sale of promotional materials related to the introduction of a new training DVD in the first quarter of 2005 and a decrease of $1.7 million associated with the timing of revenue recognition.

Cost of Sales

Cost of sales primarily consists of products purchased from third-party manufacturers, costs of promotional materials sold to our independent associates, in-bound freight, provisions for slow-moving or obsolete inventories, and costs associated with complementary shipped products. Our cost of sales as a percentage of net sales is affected by unit costs for purchased products and the mix of products and packs sold as product sales have higher gross margins than pack sales.

At June 30, 2006, inventories increased by $0.5 million, or 2.7%, to $19.0 million as compared to $18.5 million at June 30, 2005. The increase in inventories consisted of a $1.3 million increase in raw materials on hand offset by a $0.8 million decrease in finished goods and promotional materials on hand related to the timing of ordering inventory. Our inventories turned at an annual rate of 3.0 times during the first six months of 2006 as compared to 3.6 times during the first six months of 2005. The decrease in inventory turnover is attributable to an increase in average inventory on hand related to international expansion and introduction of new products.

For the three months ended June 30, 2006 as compared to the same period in 2005, cost of sales decreased by a total of $1.1 million. The decrease was composed of a decrease of $1.1 million in reduced unit costs for purchased products and a decrease of $0.3 million in deferred costs associated with timing of revenue recognition. These decreases were partially offset by an increase of $0.3 million in inventory reserves related to normal spoilage and obsolete products. Cost of sales as a percentage of sales decreased, which was primarily related to efficiencies in the supply chain process achieved through the use of more economical product components.

For the six months ended June 30, 2006 as compared to the same period in 2005, cost of sales increased by a total of $0.6 million. The increase was composed of an increase of $0.2 million in deferred costs associated with timing of revenue recognition, an increase in complementary shipped products of $0.3 million related to quality control and challenges related to the original formulation of our Advanced Ambrotose, and an increase of $0.1 million in reduced unit costs for purchased products. Cost of sales as a percentage of sales decreased, which primarily related to efficiencies in the supply chain process achieved through the use of more economical product components.

Commissions and Incentives

Commissions and incentives are heavily dependent on the sales mix and types of incentives offered and generally run between 42% to 46% as a percentage of net sales. Commissions are earned by independent associates in accordance with our global associate career and compensation plan. Incentives are contests and travel incentives offered to our independent associates. Commissions and incentives are calculated using commissionable net sales, which consist of finished product and pack sales and are based on the following criteria:

•	the independent associate’s earned placement and position within our overall global career and compensation plan;

•	specific timing and sales volume of an independent associate’s direct and indirect commissionable sales; and

•	the achievement of certain sales levels.

Our unique global associate career and compensation plan allows new and existing independent associates to build their individual global networks by expanding their existing downlines into international markets rather than requiring them to establish new downlines to qualify for commissions and incentives within each country of operation.

The increases in commissions and incentives primarily relate to the change in commissionable net sales and the timing of the qualification period for our annual travel incentives.

Commissions

For the three months ended June 30, 2006, commissions decreased by 0.2%, or $0.1 million, to $44.8 million as compared to $44.9 million for the same period in 2005. For the six months ended June 30, 2006, commissions increased by 7.5%, or $6.1 million, to $87.0 million as compared to $80.9 million in 2005. The increase in commissions primarily related to the increase in volume of products sold and the timing of the qualification period for our travel incentives.

For the three months ended June 30, 2006, commissions as a percentage of net sales decreased to 42.8% from 43.7% for the same three month period of 2005. For the six months ended June 30, 2006, commissions as a percentage of net sales decreased to 42.7% from 43.0% for the same period in 2005. The decrease related to the shift in mix of packs and products sold.

Incentives

Each year, we offer new travel incentives and contests that are designed to stimulate both pack and product sales. We accrue costs associated with the travel incentives during the months when independent associates qualify to win the trips. In 2006, the qualification period for the travel incentives started in mid January and ended in May, as compared to 2005 when the travel incentives began in mid March and ended in July. As a result of the shift in qualification period, a larger portion of the costs for the travel incentives for 2006 was accrued in the first quarter of 2006 as compared to the same period in 2005. In 2006, we had 1,200 independent associates qualify for our annual travel incentive at a cost of approximately $4.2 million. In 2005, we had 1,500 independent associates qualify for the travel incentive at a total cost of $4.0 million.

For the three months ended June 30, 2006, the cost of incentives decreased by 52.0%, or $1.3 million, to $1.2 million as compared to $2.5 million for the same period in 2005. For the six months ended June 30, 2006, the cost of incentives increased by 10.0%, or $0.4 million, to $4.4 million as compared to $4.0 million for the same period in 2005. The changes in travel incentives primarily related to the timing of the qualification period for our travel incentive.

For the three months ended June 30, 2006, the cost of incentives, as a percentage of net sales, decreased to 1.1% as compared to 2.4% for the same period in 2005. The decrease related to the timing of the qualification period for our travel incentive. For the six months ended June 30, 2006 and 2005, the cost of incentives, as a percentage of net sales, remained the same at 2.2%.

Gross Profit

For the three months and for the six months ended June 30, 2006, gross profit increased as compared to the same period in 2005. The increase in gross profit was the result of a shift in the mix of pack and product sales, the timing of the qualification period for travel incentives being moved up by 60 days, and efficiencies gained in the supply chain process.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended June 30, 2006, selling and administrative expenses increased by $1.9 million, which primarily consisted of the following:

•	a net increase of $1.4 million in compensation and compensation-related costs. The $1.4 million net increase in compensation and compensation-related costs included an increase in payroll and payroll-related costs of $1.8 million and an increase in temporary and contract labor of $0.2 million. These increases were partially offset by capitalizing $0.6 million in compensation costs associated with our internally-developed software project;

•	the recording of a $0.3 million charge related to recording compensation expense for unvested stock options granted prior to December 31, 2005 and a charge related to granting stock options after December 31, 2005, as required by FAS 123R; and

•	an increase of $0.2 million in marketing-related expenses related to an increase in name recognition activities.

For the six months ended June 30, 2006, selling and administrative expenses increased by $3.5 million, which primarily consisted of the following:

•	a net increase of $2.5 million in compensation and compensation-related costs. The $2.5 million increase in compensation and compensation-related costs included a $3.4 million increase in payroll and payroll related costs and an increase in temporary and contract labor of $0.3 million. These increases were partially offset by capitalizing $1.2 million in compensation-related costs associated with our internally-developed software project;

•	an increase of $0.4 million in marketing-related expenses associated with hosting our annual corporate-sponsored event, Mannafest. Costs related to hosting this annual corporate sponsored event held in March increased by $0.5 million to $2.2 million for 2006 as compared to $1.7 million for 2005;

•	the recording of a $0.3 million charge related to adopting FAS 123R on a modified prospective basis, which requires us to record a charge related to granting stock options after December 31, 2005 and a compensation expense related to all unvested stock options outstanding on January 1, 2006; and

•	an increase of $0.3 million in freight-out and third party warehouse costs associated with an increase in net sales volume and an increase in fuel costs from transportation vendors.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, depreciation, and other miscellaneous operating type expenses. Generally, changes in other operating costs are associated with the changes in our net sales; however, specific changes in other operating costs include the following:

Travel

For the three months ended June 30, 2006, travel expenses increased by $0.4 million to $2.0 million as compared to $1.6 million for the second quarter of 2005. For the six months ended June 30, 2006, travel expenses increased by $0.5 million to $3.3 million as compared to $2.8 million for the same period in 2005. Travel expenses increased due to additional trips by our management to attend corporate-sponsored events, additional support and training provided to our international offices, and costs associated with our internally-developed software project and planned international growth.

Accounting, legal, and consulting fees

For the three months ended June 30, 2006, accounting, legal, and consulting fees decreased by $0.3 million to $2.9 million as compared to $3.2 million for the second quarter of 2005. This decrease was composed of a decrease of $0.3 million in accounting fees associated with gaining operational efficiencies in resources used to test internal controls and hiring additional accounting personnel, and a $0.1 million decrease in activity related to legal fees associated with ongoing lawsuits and regulatory matters. These decreases were partially offset by an increase in consulting fees of $0.1 million primarily related to recording certain non-capitalizable costs associated with our internally-developed software project.

For the six months ended June 30, 2006, accounting, legal, and consultant-related fees decreased by $0.2 million to $5.2 million as compared to $5.4 million for the same period in 2005. The decrease of $0.5 million in accounting fees was primarily associated with gaining operational efficiencies in resources used to test internal controls and hiring additional accounting personnel. In addition, we reported a decrease of $0.1 million in legal fee activity due to ongoing lawsuits and regulatory matters. These decreases were partially offset by an increase in consulting fees of $0.4 million related to recording certain non-capitalizable costs associated with our internally-developed software project.

To date we have incurred approximately $1.2 million in legal fees associated with legal defense costs against shareholder derivatives and class action lawsuits, of which, $0.6 million was incurred during the six months ended June 30, 2006. We expect some of these expenses will be paid by our liability insurance carriers. However, we expect to continue to incur legal fees in the future in connection with vigorously defending ourselves against such legal matters.

Royalties

For the three months ended June 30, 2006, royalty expense decreased by $1.0 million to $0.2 million as compared to $1.2 million for the second quarter of 2005. For the six months ended June 30, 2006, royalty expense decreased by $1.9 million to $0.5 million as compared to $2.4 million for the same period in 2005. The decrease in royalty expense related to fully accruing future royalties associated with the long-term post-retirement royalty agreement with Dr. Bill McAnalley in the third quarter of 2005.

Credit card processing fees

For the three months ended June 30, 2006, credit card processing fees decreased by $0.1 million to $2.2 million as compared to $2.3 million for the second quarter in 2005. For the six months ended June 30, 2006, credit card processing fees increased by $0.1 million to $4.3 million as compared to $4.2 million for the same period in 2005. The increase was directly related to an increase in net sales.

Depreciation and repairs and maintenance expenses

For the three months ended June 30, 2006, depreciation and repair and maintenance expenses increased by $0.5 million to $1.8 million as compared to $1.3 million for the second quarter in 2005. For the six months ended June 30, 2006, depreciation and repair and maintenance expenses increased by $0.7 million to $3.3 million as compared to $2.6 million for the same period in 2005. The increase in depreciation expense directly related to capitalization of costs incurred related to our internally-developed software projects. The increase in repair and maintenance expenses primarily related to non-capitalizable costs incurred with corporate building renovation.

Research and development costs

For the three months ended June 30, 2006, research and development costs increased by $0.3 million to $0.4 million as compared to $0.1 million for the second quarter in 2005. For the six months ended June 30, 2006, research and development costs increased by $0.4 million to $0.5 million as compared to $0.1 million for the same period in 2005. The increase was directly related to additional clinical studies and other research and development activities.

Other miscellaneous operating expenses

The remaining miscellaneous operating expenses are primarily variable in nature and relate directly to the increase in net sales. Variable costs included in other miscellaneous operating expenses consist of bank charges, telephone, postage, insurance, and offsite storage fees. For the three months ended June 30, 2006, other miscellaneous operating expenses increased by $0.7 million to $4.2 million as compared to $3.5 million in 2005 as compared to the second quarter in 2005. For the six months ended June 30, 2006, other miscellaneous operating expenses increased by $1.9 million to $8.6 million as compared to $6.7 million for the same period in 2005. The increase was the result of the increase in net sales and expansion of operations.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency transaction gains and losses related to translating our foreign subsidiaries’ assets, liabilities, revenues, and expenses to the United States dollar and translating the United States parent’s monetary accounts held in foreign locations using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows:

	For the three and six months ended June 30, 2005	For the three and six months ended June 30, 2006
Country
United States*	38%	37.5%
Australia	30%	30%
United Kingdom	30%	30%
Japan	42%	42%
Republic of Korea	25%	30%
Taiwan (began operations in June 2005)	25%	25%

*	For 2005 and 2006, the United States statutory income tax rates include a Federal income tax rate of 35% and an average state income tax rate of 3.0% for 2005 and 2.5% for 2006.

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

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) to account for income taxes. The provisions of FAS 109 require companies to record a valuation allowance when the “more likely than not” criteria for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we review the operating results, as well as all of the positive and negative evidence related to realizability of such deferred assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of June 30, 2006 and 2005, we maintain a valuation allowance for deferred tax assets in the Republic of Korea and Taiwan totaling $1.0 million and $0.7 million, respectively. We believe the “more likely than not” criteria for recognition and realization purposes, as defined in FAS 109, has not been met.

The dollar amount of the provisions for income taxes has increased because of an increase in our profitability and a change in the mix of taxable income. For the three months ended June 30, 2006, our effective tax rate decreased to 35.7% from 38.9% for the second quarter in 2005. For the six months ended June 30, 3006, our effective tax rate decreased to 36.1% from 39.7% for the prior year period. The decrease in our effective tax rate primarily related to a change in the mix of taxable income between countries and an increase in favorable permanent differences and tax credits compared to the three and six months ended June 30, 2005.

Net Income and Earnings Per Share

Net income increased as a result of an increase in gross profit and a reduction of overall operating costs and our effective income tax rate. Diluted earnings per share for the three months ended June 30, 2006, increased by 47.6%, or $0.10 per share, to $0.31 per share for 2006 as compared to $0.21 per share for the same period in 2005. For the six months ended June 30, 2006, diluted earnings per share increased by 39.4%, or $0.15 per share, to $0.53 per share for 2006 as compared to $0.38 per share for the same period in 2005. The increase in diluted earnings per share primarily related to an increase in gross profit and a reduction in operating costs as discussed above.

Our quarterly cash dividend for 2006 increased to $0.08 per share as compared to $0.07 per share for 2005. We have declared and paid the following dividends:

Date dividends declared	Date dividends paid	Total amount of dividends	Dividend paid per common share
November 2004	January 2005	$1.9 million	$0.07
March 2005	April 2005	$1.9 million	$0.07
June 2005	July 2005	$1.9 million	$0.07
September 2005	October 2005	$1.9 million	$0.07
November 2005	January 2006	$2.1 million	$0.08
March 2006	April 2006	$2.1 million	$0.08
June 2006	July 2006	$2.1 million	$0.08

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, funding international expansion, and payment of quarterly dividends. We generally fund our business objectives, operations, and expansion of our operations through our net cash flows from operations rather than incurring long-term debt, and we plan to continue to fund our needs through our net cash flows from operations. We have approximately $51.3 million in cash equivalents and $27.4 million in investments which can be used along with our normal cash flows from operations to fund any unanticipated shortfalls in our future cash flows.

Cash and Cash Equivalents and Investments

For the six months ended June 30, 2006, we continue to preserve our strong cash and investment position. Our investment balance increased by $10.1 million, or 58.4%, to $27.4 million from $17.3 million at December 31, 2005. Our cash and cash equivalents decreased by 8.7%, or $4.9 million, to $51.3 million from $56.2 million at December 31, 2005. The decrease in cash and cash equivalents were related to the purchase of additional investments totaling $10.0 million, which was partially offset by an increase in cash and cash equivalents related to an increase in net income and payment-timing of operating expenses and capital asset purchases.

Working Capital

For the six months ended June 30, 2006, our working capital decreased by 13.1%, or $5.0 million, to $33.1 million from $38.1 million at December 31, 2005. This decline in working capital primarily related to the use of current assets to purchase $13.1 million in capital assets and purchasing $5.0 million in long-term investments. In addition, current assets decreased related to reducing inventories on hand by $0.7 million. These reductions in current assets were partially offset by increasing cash by $13.8 million related to an increase in net sales. Although we can give no assurances, we believe our working capital will remain relatively unchanged as we monitor our existing cash flow needs with our current long-term investment strategy.

Our net consolidated cash flows consist of the following:

For the six months ended June 30,
	2005		2006
Provided by (used in):
Operating activities	$23.9 million		$23.4 million
Investing activities	($5.6 million	)	($21.6 million	)
Financing activities	($6.6 million	)	($7.0 million	)

Operating Activities

For the six months ended June 30, 2006, our net operating activities provided cash of $23.4 million compared to providing cash of $23.9 million for the same period of 2005. Net income adjusted for noncash activities provided cash of $20.4 million as compared to providing cash of $12.9 million for the same period of 2005. For the six months ended June 30, 2006, our working capital accounts provided $3.0 million in net operating cash flow as compared to providing $11.0 million in net operating cash flow for the same period of 2005. Our working capital accounts include increases and decreases in cash, investments, receivables, inventories, prepaid expenses and other current assets, payables, deferred revenues, accrued commissions, incentives and accrued expenses. Although we can give no assurances, we anticipate our operating activities will continue to provide cash for our operating needs in the future.

Investing Activities

Our net investing activities for the six months ended June 30, 2006, used cash of $21.6 million compared to using cash of $5.6 million for the same period of 2005. For the first six months of 2006, we purchased $23.2 million in capital assets and investments compared to purchasing $6.4 million in capital assets and investments for the same period of 2005. This use of cash in 2006 and 2005 was partially offset by decreasing restricted cash by $1.6 million and the timing of holding security deposits of $0.7 million held for our annual travel incentives.

Capital asset purchases include capitalized costs associated with our internally-developed software system. In 2004, we substantially completed the development of Phase I of this project, and in 2005, we began configuring Phase II. We originally anticipated to have substantially completed this project in the third quarter of 2006. However, we have extended the deadline for completion to the first quarter of 2007 in order to add additional functionality and fully test the configuration and integration of this large-scaled internally developed software project. The postponement may increase the total estimated cost of this project from $31.0 million to $31.5 million and certain of these costs may or may not be capitalized. A recap of the total expected costs associated with this internally-developed software system is as follows:

	Capitalized costs	Non-capitalized costs	Total estimated costs
2004	$3.1 million	$0.5 million	$3.6 million
2005	8.4 million	2.3 million	10.7 million
Six months ended June 30, 2006	10.0 million	1.5 million	11.5 million
Anticipated costs to be incurred for the remainder of 2006 and early 2007	4.7 million	1.0 million	5.7 million

Total costs of project	$26.2 million	$5.3 million	$31.5 million

As a result of adding additional functionality to our internally-developed software, we anticipate reducing the amount of capital assets purchased in the future from $2.0 million – $4.0 million to $1.0 million – $3.0 million for use in our expansion of our corporate facilities and planned international expansion.

Financing Activities

For the six months ended June 30, 2006, we used cash of $7.0 million to fund our financing activities and used cash of $6.6 million for the same period of 2005. For the six months ended June 30, 2006, we used cash of $4.2 million to fund quarterly cash dividend payments to our shareholders and used $4.0 million in cash to purchase 327,244 of our common shares in the open market. This use of cash was partially offset by receiving $0.9 million in cash proceeds from option holders exercising their stock options and recording a tax benefit related to stock options exercised of $0.4 million. For the six months ended June 30, 2005, we used cash of $3.8 million to fund quarterly cash dividends to our shareholders and purchased $3.0 million of our common stock in the open market. In 2006, we purchased $4.0 million of our common stock in the open market and we plan to continue to purchase our stock. As of June 30, 2006 we had 264,985 additional shares available from the previously announced, board-approved plan, which can be used by the Company to purchase its common stock. Such purchases would use between $3.5 million and $4.0 million of our cash.

General Liquidity and Cash Flows

We continue to generate positive cash flows from our operations and believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations, fund our estimated payments of cash dividends, fund the repurchase of our common stock in the open market, fund international expansion costs, and pay costs associated with implementing our new fully-integrated computer system for the next 12 to 24 months. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we would be required to raise additional funds, which may not be available on favorable terms, if at all.

We do not have any special-purpose entity arrangements, nor do we have any off balance-sheet arrangements. However, we do maintain certain future commitments associated with various agreements and contracts. As of June 30, 2006, our future commitments and obligations are as follows:

•	funding various operating leases for building and equipment rental of $13.2 million through 2017;

•	funding various supply agreements to purchase raw materials of $10.2 million through 2016;

•	funding an estimated $3.6 million of the long-term post-employment royalties payable to Dr. McAnalley through 2015;

•	funding a total of $2.5 million for non-cancellable employment agreements through December 2007, with Mr. Caster, Mr. Persinger, Mr. Price, Mr. Fenstermacher, and Mr. O’Day, who are executive officers of the Company;

•	funding a letter of credit of approximately $2.0 million associated with one of our 2007 planned travel incentives;

•	funding approximately $1.9 million for the remaining costs associated with our 2006 annual travel incentives;

•	funding cash donations of $0.3 million in 2006 to MannaRelief, a non-profit 501(c)(3) charity; and

•	funding the remaining $0.1 million related to a clinical study with St. George’s Hospital through 2006.

Recent Accounting Pronouncements

FAS 156. In March 2006, the Financial Accounting Standards Board issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”, (“FAS 156”). The provisions of FAS 156 require an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. In addition, the provisions of FAS 156 require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. The provisions of FAS 156 are effective for fiscal years beginning after September 15, 2006. We do not believe the adoption of FAS 156 will have a significant effect on our consolidated financial position, results of operations, or cash flows.

FIN 48. In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, the provisions of FIN 48 provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are still evaluating the effects of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

Exposure draft related to Pensions. In March 2006, the Financial Accounting Standards Board (“FASB”) issued an exposure draft that will amend Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The proposed statement will require a company to recognize, in its balance sheet, the overfunded or underfunded status of its defined benefit postretirement plan and also requires a company to measure the plan assets and plan obligations as of the date of the statement of financial position. We maintain a benefit plan in Japan and will continue to monitor the FASB’s progress on this issue and, once finalized, will evaluate the potential impact on our consolidated results of operations and financial position.

Forward-Looking Statements

Certain disclosures and analyses included in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or statements other than statements of historical fact are considered forward-looking statements. These statements reflect our current views about future events and/or financial performance. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside our control. Some of these forward-looking statements include statements regarding:

•	management’s plans and objectives for our future operations;

•	the adequacy of our existing cash flows to fund future operational needs;

•	future plans related to our budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	our ability to maintain existing operating expenditure levels;

•	our applicable statutory tax rates remaining unchanged;

•	the realization of our net deferred tax assets;

•	the impact of future market changes due to exposure to foreign currency translations;

•	certain of our policies, procedures, or internal processes minimizing exposure to market risk;

•	the impact of any future accounting pronouncements on our financial position, results of operations, or cash flows;

•	the outcome of new or existing regulatory and litigation matters; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	our plans for new product development;

•	changes in our product mix;

•	changes in our manufacturing costs;

•	changes in agreements with or in the operating condition of our suppliers or manufacturers;

•	the future impact of any changes to our global associate career and compensation plan or incentives;

•	projected future growth;

•	repurchasing our stock and the effects of repurchases of our common stock in the open market;

•	projected costs associated with issuing stock options;

•	continuation of cash dividend payments;

•	our ability to attract and retain independent associates and members;

•	regulatory changes that may affect our operations and/or products;

•	the outcome of any pending litigation;

•	any impact of competition, competitive products, and pricing;

•	the political, social, and economic climate in which we conduct our operations; and

•	the risk factors described in this report, as well as other reports we have filed with the United States Securities and Exchange Commission.

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

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, and into Germany in 2006. Our United States operation services shipments to Canada, while our Australian operation services shipments to New Zealand, and our United Kingdom operation services shipments to Denmark and Germany. We translate our revenues and expenses in certain foreign markets using either a current (spot) rate or weighted-average rate.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we believe we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include currencies in Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. The current (spot) rate, weighted-average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2006 were as follows:

Country (foreign currency name)	Low	High	Weighted- Average	Spot
Australia (Dollar)	$0.70440	$0.77580	$0.74330	$0.73010
Canada (Dollar)	$0.85360	$0.91060	$0.87850	$0.89310
Denmark (Krone)	$0.15850	$0.17360	$0.16486	$0.16220
Germany (Euro)	$1.18400	$1.29460	$1.22966	$1.18440
Japan (Yen)	$0.00841	$0.00912	$0.00865	$0.00860
New Zealand (Dollar)	$0.59620	$0.69920	$0.64551	$0.59620
Republic of Korea (Won)	$0.00100	$0.00111	$0.00106	$0.00106
Taiwan (Dollar)	$0.03025	$0.03189	$0.03103	$0.03067
United Kingdom (British Pound)	$1.72280	$1.89510	$1.78972	$1.81630

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2006, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over our financial reporting. However, in early 2007, we plan to complete the implementation of Phase II of our internally-developed software project, which will complete the integration of our global operational systems with our financial system into the Oracle/JD Edwards Enterprise One System. We do not anticipate the completion of the implementation of the fully-integrated system will have a material affect on our internal control over our financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We have been sued in three securities class action lawsuits in the United States District Court for the District of New Mexico.

•	First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against Mannatech, Incorporated and Mr. Samuel L. Caster, its Chief Executive Officer, in the United States District Court for the District of New Mexico, on behalf of himself and all others who purchased or otherwise acquired our common stock between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby.

•	Second, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against Mannatech, Incorporated, Mr. Caster, Mr. Terry L. Persinger, its President and Chief Operating Officer, and Mr. Stephen D. Fenstermacher, our Chief Financial Officer.

•	Third, on September 5, 2005, Mr. Michael Bruce Zeller filed a class action lawsuit against Mannatech, Incorporated, Mr. Caster, Mr. Persinger, and Mr. Fenstermacher.

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

On December 12, 2005, the Court granted a motion to consolidate the three putative class action lawsuits into one civil action styled “In re Mannatech, Incorporated Securities Litigation.” Also, on January 4, 2006, the Court entered an order appointing “The Mannatech Group,” consisting of Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John C. Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, as lead plaintiffs. The January 4, 2006 court order also appointed the law firms Lerach Coughlin Stoia Geller Rudman & Robbins LLP as lead counsel and Freedman Boyd Daniels Hollander & Goldberg, P.A. as liaison counsel for the putative class. On March 3, 2006, the lead plaintiffs filed an amended consolidated class action complaint.

On April 4, 2006, we filed a motion to transfer venue to the United States District Court for the Northern District of Texas. On April 11, 2006, the Court granted the parties agreed motion for joint continuance and briefing schedule, which was filed April 6, 2006. On May 25, 2006, the lead plaintiffs filed their response in opposition to the motion to transfer and on June 27, 2006, we filed our reply in support of the motion. In addition, on June 28, 2006, a Notice of Completion of Briefing was filed and the motion to transfer venue is now pending before the Court. If the Court denies the motion to transfer, we will have 45 days to move to dismiss, answer, or otherwise respond to the Complaint. Lead plaintiffs will then have 60 days from the date of service to file a response to our responsive pleading. If, on the otherhand, the Court grants the motion to transfer venue, the case will be transferred to the federal court in Dallas and a new schedule for briefing will have to be established.

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

Each of these shareholder derivative lawsuits makes allegations similar to the allegations of the shareholder class action litigation described above. Our independent directors have appointed a Special Litigation Committee to review and oversee these matters and determine the proper corporate responses. On February 22, 2006, we filed a motion Requesting Stay of Derivative Proceedings Pending Inquiry into Plaintiffs Claims in the Schrimpf lawsuit. By an order entered on April 25, 2006, the 162nd District Court of Dallas County, Texas, stayed further action in the Schrimpf derivative action pending the final resolution of the Middleton federal derivative action.

On March 13, 2006, we filed motions to consolidate the Middleton and Nystrom derivative actions into one action. Counsel for both Middleton and Nystrom indicated that they would not oppose consolidation. Also, on March 13, 2006, we filed motions to stay each action pursuant to Texas Business Corporation Act art. 5.14. However, by order dated May 2, 2006, the United States District Court for the Northern District of Texas denied the motion to stay in the Nystrom action. The other motions, including the motion to consolidate and the motion to stay pursuant to art. 5.14 of the Texas Business Corporation Act in the Middleton action remain pending before the Court. On August 2, 2006, the Court denied motions to stay and to appoint lead derivative plaintiff and lead derivative counsel, filed by Middleton’s counsel on November 29, 2005. Additionally, the parties in the Nystrom action have reached agreements as to the extension of the time for us to file our response to the complaints. Currently we have until August 14, 2006, to move to dismiss, answer, or otherwise respond to the complaints.

Plaintiffs in the consolidated putative class actions and in the shareholder derivative actions seek an unspecified amount of compensatory damages, interest and costs, including legal and expert fees. We and our directors and officers named as defendants in these suits deny the allegations in these complaints and intend to defend themselves vigorously.

In response to these actions, we continue to work with our experienced securities litigation counsel to vigorously defend us and our officers and directors. We also believe this type of litigation is inherently unpredictable. It should be noted that a court must certify a class before a case can proceed as a class action lawsuit and that the determination has not been made in the consolidated securities cases. We believe these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. It is not possible at this time to predict whether we will incur any liability, or to estimate the damages or the range of damages, if any, we might incur in connection with any of these above mentioned securities and derivative lawsuits.

On March 16, 2006, we filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of our utility U.S. Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas. We sued Glycobiotics to cease the manufacture, sale, and use of their glyconutritional product marketed under the brand name “Glycomannan” and for alleged unfair competition due to false and misleading statements. In April 2006, Glycobiotics filed its response and asserted various affirmative defenses. The case is currently in the initial phases of discovery and we expect a trial date in 2007.

On May 5, 2006, we also filed a patent infringement lawsuit against Techmedica Health™ Inc. for alleged infringement of our utility U.S. Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas. We sued Techmedica Health to cease the manufacture, sale, and use of their glyconutritional product marketed under the brand name “Nutratose” and for alleged unfair competition due to false and misleading statements. In June 2006, we filed an objection to the change in venue filed by Techmedica Health™ Inc. The Court agreed with our position and denied Techmedica’s motion to transfer on August 3, 2006.

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

On June 30, 2004, our Board of Directors authorized Mannatech to repurchase, in the open market, up to 5% of its outstanding shares, or approximately 1.3 million shares, of its common stock to help manage any dilutive effects of its common stock in the open market. As of June 30, 2006, we have purchased the following number of shares of our common stock in the open market:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
May 2005	190,850	$15.71	190,850
September 2005	182,626	$10.95	182,626
October 2005	207,023	$9.66	207,023
May 2006	73,955	$13.52	73,955
June 2006	253,289	$11.84	253,289

Total	907,743	$12.11	907,743	409,825

As of June 30, 2006, we used $11.0 million of our cash to purchase a total of 907,743 of our common stock in the open market. In July 2006, we purchased 144,840 of our common stock in the open market, at a cost of $2.0 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2006 Annual Shareholders’ Meeting on June 12, 2006 and the two proposals voted on were described in detail in our Definitive Proxy Statement filed with the United States Securities and Exchange Commission on April 28, 2006.

With 99% of the total outstanding voting shares represented in person or by proxy, the voting results for the two proposals voted on at our 2006 Annual Shareholders’ Meeting were as follows:

Proposal 1 – Election of Directors:

Director	For	Against or Withheld
Marlin Ray Robbins	22,652,350	1,025,958
Gerald E. Gilbert	22,981,570	696,738
Larry A. Jobe	23,528,041	150,267

Messrs. Marlin Ray Robbins, Gerald E. Gilbert and Larry A. Jobe were elected to serve as Class I Directors until our 2009 Annual Shareholders’ Meeting.

Proposal 2 – Ratification of Independent Auditors:

The appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified with the following votes:

For	Against or Withheld	Abstentions
23,612,243	44,541	21,524

Item 5.	Other Information

Effective June 1, 2006, Bettina Simon, our Senior Vice President and Chief Legal Officer, resigned to pursue other interests. As a result, we entered into a one-year Consulting and Separation Agreement in connection with her resignation and agreed to pay her approximately $0.1 million related to this consulting agreement.

Effective June 27, 2006, we hired Terence O’Day to serve as our Executive Vice President of Global Operations. Mr. O’Day has an extensive background in operations. From 2001 until 2005, Mr. O’Day served as an Executive Vice President Operations, Refrigerated Foods Group at ConAgra Foods, Inc., (NYSE symbol CAG), a publicly-traded company and one of North America’s largest packaged food companies. From 1999 until the Company was purchased by ConAgra, Mr. O’Day served as Senior Vice President of Operations for International Home Foods. Mr. O’Day has also worked at Revlon, Inc, Nabisco Foods Group, Inc., and Kraft Foods Corporation with increasing levels of responsibility. Mr. O’Day received a B.S. degree in Engineering Management from the United States Air Force Academy, in Colorado Springs, Colorado and received an M.B.A. degree in Marketing from Western Michigan University, in Kalamazoo, Michigan. In addition, Mr. O’Day is a graduate of Transition to General Management Executive and Air Program from Columbia University, in New York, New York. Mr. O’Day served in the United States Air Force and Air National Guard from 1972 to 1995 and was promoted to Major. During his distinguished military service, Mr. O’Day received numerous awards, including 2 Air Force Commendations medals for outstanding performance. Mr. O’Day and his wife hold 2 associate positions, which have achieved regional director status. Mr. O’Day has held his independent associate position since 2004 and his wife has held her independent associate position since 2003.

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit (s)	Filing Date

3.1		Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998

3.2		Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	8-K	000-24657	99.1	August 22, 2001

4.1		Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1		Consulting Agreement between Bettina S. Simon and Mannatech, dated June 11, 2006.	8-K	000-24657	99.1	June 12, 2006

10.2		Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated June 15, 2006.	8-K	000-24657	99.1	June 19, 2006

10.3		Employment Agreement between Terence O’Day and Mannatech, dated June 27, 2006.	8-K	000-24657	99.1	June 30, 2006

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

August 9, 2006	/S/ SAMUEL L. CASTER
Samuel L. Caster
Chief Executive Officer and Chairman of the Board
(principal executive officer)

August 9, 2006	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher
Senior Vice President and Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit (s)	Filing Date

3.1		Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998

3.2		Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	8-K	000-24657	99.1	August 22, 2001

4.1		Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1		Consulting Agreement between Bettina S. Simon and Mannatech, dated June 11, 2006.	8-K	000-24657	99.1	June 12, 2006

10.2		Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated June 15, 2006.	8-K	000-24657	99.1	June 19, 2006

10.3		Employment Agreement between Terence O’Day and Mannatech, dated June 27, 2006.	8-K	000-24657	99.1	June 30, 2006

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.