Form 10-Q
period 2006-09-30
MANNATECH INC
filed 2006-11-09
CIK 1056358

September 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

As of October 31, 2006, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,401,654.

Mannatech, Incorporated

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2005	September 30, 2006
		(unaudited)
ASSETS
Cash and cash equivalents	$56,207	$39,943
Short-term investments	1,974	—
Restricted cash	2,777	3,129
Accounts receivable	548	1,442
Income tax receivable	—	809
Inventories, net	19,811	20,145
Prepaid expenses and other current assets	3,471	4,052
Deferred tax assets	671	628
Note receivable from affiliate	153	160

Total current assets	85,612	70,308
Long-term investments	15,375	25,375
Property and equipment, net	10,951	14,961
Construction in progress	8,157	21,175
Long-term restricted cash	1,476	2,191
Other assets	1,121	1,450
Long-term deferred tax assets	103	144

Total assets	$122,795	$135,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital lease	$23	$76
Accounts payable	5,476	4,742
Accrued expenses	16,941	16,584
Commissions and incentives payable	15,588	13,414
Taxes payable	5,773	1,865
Deferred revenue	3,712	3,954
Current deferred tax liabilities	—	184

Total current liabilities	47,513	40,819
Capital lease, excluding current portion	—	302
Long-term royalties due to an affiliate	3,341	2,990
Long-term deferred tax liabilities	1,086	6,155
Long-term liabilities	537	630

Total liabilities	52,477	50,896

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,404,513 shares issued and 26,738,364 shares outstanding in 2005 and 27,607,081 shares issued and 26,399,987 shares outstanding in 2006	3	3
Additional paid-in capital	36,699	38,650
Retained earnings	42,505	62,459
Accumulated other comprehensive loss	(1,098)	(1,613)

	78,109	99,499
Less treasury stock, at cost, 666,149 shares in 2005 and 1,207,094 in 2006	(7,791)	(14,791)

Total shareholders’ equity	70,318	84,708

Total liabilities and shareholders’ equity	$122,795	$135,604

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net sales	$100,216	$99,558	$287,960	$303,300
Cost of sales	14,478	13,497	43,186	42,777
Commissions and incentives	44,403	43,977	129,326	135,349

	58,881	57,474	172,512	178,126

Gross profit	41,335	42,084	115,448	125,174

Operating expenses:
Selling and administrative expenses	16,136	16,562	48,595	52,569
Other operating costs	12,415	14,051	36,587	39,724

Total operating expenses	28,551	30,613	85,182	92,293

Income from operations	12,784	11,471	30,266	32,881
Interest income	469	599	1,254	1,763
Other income (expense), net	(288)	670	(1,188)	805

Income before income taxes	12,965	12,740	30,332	35,449
Provision for income taxes	(4,232)	(3,052)	(11,120)	(11,241)

Net income	$8,733	$9,688	$19,212	$24,208

Earnings per share:
Basic	$0.32	$0.37	$0.71	$0.91

Diluted	$0.32	$0.36	$0.69	$0.89

Weighted-average common shares outstanding:
Basic	27,015	26,446	27,065	26,663

Diluted	27,738	27,044	27,899	27,280

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2006

(in thousands, except per share information)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Issued shares	Par value				Shares	Amounts
Balance at December 31, 2004	27,115	$3	$34,917	$21,672	$195	74	$(562)	$56,225
Proceeds from stock options exercised	258	—	556	—	—	—	—	556
Tax benefit from exercise of stock options	—	—	807	—	—	—	—	807
Tender of common stock to exercise stock options	—	—	231	—	—	12	(231)	—
Benefit related to stock options and warrants	—	—	(95)	—	—	—	—	(95)
Repurchase of common stock	—	—	—	—	—	373	(4,998)	(4,998)
Declared dividends of $0.14 per share	—	—	—	(5,672)	—	—	—	(5,672)
Components of comprehensive income: Foreign currency translation	—	—	—	—	(988)	—	—	(988)
Unrealized gain from investments classified as available for sale, net of tax of $8	—	—	—	—	5	—	—	5
Net income	—	—	—	19,212	—	—	—	19,212

Total comprehensive income								18,229

Balance at September 30, 2005	27,373	$3	$36,416	$35,212	$(788)	459	$(5,791)	$65,052

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Issued Shares	Par value				Shares	Amounts
Balance at December 31, 2005	27,404	$3	$36,699	$42,505	$(1,098)	666	$(7,791)	$70,318
Proceeds from stock options exercised	203	—	942	—	—	—	—	942
Tax benefit from exercise of stock options	—	—	52	—	—	—	—	52
Charge related to stock-based compensation	—	—	471	—	—	—	—	471
Benefit related to stock options and warrants	—	—	486	—	—	—	—	486
Repurchase of common stock	—	—	—	—	—	541	(7,000)	(7,000)
Declared dividends of $0.16 per share	—	—	—	(4,254)	—	—	—	(4,254)
Components of comprehensive income: Foreign currency translation	—	—	—	—	(530)	—	—	(530)
Unrealized loss from investments classified as available for sale, net of tax of $9	—	—	—	—	15	—	—	15
Net income	—	—	—	24,208		—	—	24,208

Total comprehensive income								23,693

Balance at September 30, 2006	27,607	$3	$38,650	$62,459	$(1,613)	1,207	$(14,791)	$84,708

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,212	$24,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,846	3,542
Write-down of inventories	27	202
Loss on disposal of assets	43	128
Tax benefit from exercise of stock options	807	—
Accounting charge related to stock options and warrants granted	(95)	52
Accounting charge related to stock-based compensation expense	—	471
Deferred income taxes	1,377	5,256
Accrued interest on note receivable	(7)	(7)

Changes in operating assets and liabilities:
Increase in accounts receivable	(662)	(910)
Increase in income tax receivable	—	(809)
Increase in inventories	(7,354)	(558)
Increase in prepaid expenses and other current assets	(629)	(587)
(Increase) decrease in other assets	4	(308)
Increase (decrease) in accounts payable	1,691	(736)
Increase (decrease) in accrued expenses and taxes payable	6,925	(4,573)
Increase (decrease) in commissions and incentives payable	914	(2,198)
Increase in deferred revenue	2,507	242

Net cash provided by operating activities	27,606	23,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,242)	(20,285)
Proceeds from sale of assets	—	18
Decrease in restricted cash	347	—
Increase in restricted cash	(2,467)	(966)
Purchase of investments	(259)	(8,013)

Net cash used in investing activities	(11,621)	(29,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	—	486
Repurchase of common stock	(4,998)	(7,000)
Payment of cash dividends	(5,672)	(4,254)
Proceeds from stock options exercised	556	942
Repayment of capital lease obligation	(7)	(59)

Net cash used in financing activities	(10,121)	(9,885)

Effect of exchange rate changes on cash and cash equivalents	(1,047)	(548)

Net increase (decrease) in cash and cash equivalents	4,817	(16,264)
Cash and cash equivalents at the beginning of period	44,198	56,207

Cash and cash equivalents at the end of period	$49,015	$39,943

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Declaration of dividends	$1,885	$—

Unrealized losses from investments	$—	$24

Treasury shares tendered to exercise stock options	$231	$—

Purchase of fixed assets through capital lease	$—	$414

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select National Market under the symbol “MTEX”. The Company develops high-quality, proprietary, nutritional supplements, skin care and topical products, and weight-management products that are primarily sold to independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany.

Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the primary purpose of personal consumption and/or sale to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices primarily for personal consumption. The Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery other than usual and customary product returns. Only independent associates are eligible to earn commissions and incentives. The Company has thirteen wholly-owned subsidiaries; however, only the following subsidiaries are currently active:

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in its annual report on Form 10-K for the year ended December 31, 2005 and filed with the United States Securities and Exchange Commission on March 16, 2006.

Principles of Consolidation

The Company’s consolidated financial statements and footnotes include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including credit card receivables, with original maturities of three months or less to be cash equivalents.

For the year ended December 31, 2005 and the nine months ended September 30, 2006, the Company included in its cash and cash equivalents credit card receivables due from its credit card processor of $3.0 million and $2.7 million, respectively, as credit card receivables are received within 24 to 72 hours after receiving the approval code from the credit card processor.

Revenue Recognition

The Company’s revenues are primarily derived from sales of its products, sales of its starter and renewal packs, and shipping fees. Substantially all of the Company’s product sales are sold to independent associates at published wholesale prices and to members at discounted published retail prices. The Company recognizes revenue upon receipt of packs and products, by its customers. The Company records a reserve for expected sales refunds based on its historical experience.

The Company defers certain of its revenue. Total deferred revenue consists of i) revenue received from sales of products and packs, which were shipped but not received by the customers by period end; ii) revenue received related to prepaid registration fees from customers planning to attend a future corporate-sponsored event; iii) revenue received related to a one-year magazine subscription; and iv) revenue received from pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack. The Company recognizes deferred revenue related to shipped products and packs upon receipt by the customer. All other deferred revenue is recognized over one year. Components of deferred revenue are as follows:

	December 31, 2005	September 30, 2006

Revenue related to undelivered packs and products	$2.6 million	$3.3 million

Revenue related to one-year magazine subscription and pack sales exceeding the aggregate wholesale value of individual components sold	0.7 million	0.6 million

Revenue related to future corporate-sponsored events	0.4 million	0.1 million

Total deferred revenue	$3.7 million	$4.0 million

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $4.7 million and $4.5 million for the three months ended September 30, 2005 and 2006, respectively. Total shipping and handling costs included in selling and administrative expenses were approximately $13.7 million and $13.8 million for the nine months ended September 30, 2005 and 2006, respectively.

NOTE 2 SHAREHOLDERS’ EQUITY

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, up to 5% of its outstanding shares, or approximately 1.3 million shares, of its common stock to help manage any dilutive effects of its common stock in the open market. On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by its Board of Directors. As of September 30, 2006, the Company had repurchased the following number of shares of its common stock in the open market:

Date purchased	Number of common shares purchased in the open market	Approximate cost	Average price paid per share
May 2005	190,850	$3.0 million	$15.71
September 2005	182,626	2.0 million	$10.95
October 2005	207,023	2.0 million	$9.66
May 2006	73,955	1.0 million	$13.52
June 2006	253,289	3.0 million	$11.84
July 2006	144,840	2.0 million	$13.81
August 2006	68,861	1.0 million	$14.52

Total	1,121,444	$14.0 million	$12.48

As of September 30, 2006, the maximum number of shares available for repurchase under the June 2004 plan, previously approved by the Company’s Board of Directors, was 196,124. The Company is also authorized to purchase up to $20 million of its outstanding shares, in the open market, under its August 2006 plan.

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

Prior to January 1, 2006, the Company applied disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“FAS 123”). In accordance with the provisions of FAS 123, the Company continued to account for stock options granted to its employees and Board of Directors using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, (“APB 25”) and accordingly did not recognize compensation expense for stock options issued to employees and board members. For disclosure purposes, the Company used the Black-Scholes option pricing model to calculate the related compensation expense for stock options granted, as if it had applied the fair value recognition provisions of FAS 123. The following table illustrates the effect on the Company’s consolidated net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 and Statement of Financial Accounting Standards No. 123R, “Share-Based Payments”, (“FAS 123R”) retroactively to all of its outstanding stock options for the three and nine months ended September 30, 2005:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
	(in thousands, except for per share information)
Consolidated net income as reported	$8,733	$19,212
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect of $37 for both the three months and nine months ended September 30, 2005, respectively.	(59)	(59)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options and warrants, net of related tax effect of $109 and $270 for the three and nine months ended September 30, 2005, respectively.	(178)	(441)

Pro forma consolidated net income	$8,496	$18,712

Basic Earnings Per Share:
As reported	$0.32	$0.71
Pro forma	$0.32	$0.69
Diluted Earnings Per Share:
As reported	$0.32	$0.69
Pro forma	$0.31	$0.67

Effective January 1, 2006, the Company adopted FAS 123R and selected the modified prospective method to initially report all of its related stock-based compensation expense in its consolidated financial statements. Under the modified prospective method, the Company was not required to restate its prior periods’ consolidated financial statements, but was required to estimate and disclose the fair value for all of its previously issued and outstanding stock options granted to employees and board members using a fair-value based option-pricing model.

Under the provisions of FAS 123R, the Company is also required to measure and recognize compensation expense related to any outstanding and unvested stock options previously granted, and thereafter recognize, in its consolidated financial statements, compensation expense related to any outstanding and new stock options granted using a calculated fair-value based option-pricing model. The Company uses the Black-Scholes option-pricing model to measure the fair value of all of its stock options.

The Company granted 86,757 stock options for the first nine months of 2005. For the first nine months of 2006, the Company granted 150,158 stock options to its employees and board members as follows:

•	On January 4, 2006, the Company granted 25,000 stock options to board member Larry Jobe at an exercise price of $12.23 per share. One-third of the stock options vest immediately and the remainder vest over two years. The options have a term of ten years.

•	On June 12, 2006, the Company granted 11,150 stock options each to board members Ray Robbins and Gerald Gilbert at an exercise price of $11.21 per share, and board member Larry Jobe was granted 1,858 stock options at an exercise price of $11.21 per share. One-third of the stock options vest immediately, and the remainder vest over two years. The options have a term of ten years.

•	On June 12, 2006, the Company also granted Robert Panico, Vice President of Global Human Resources, and Gary Spinell, Vice President of Treasury and Investor Relations, 20,000 stock options each at an exercise price of $11.21 per share. These options vest over three years and have a term of ten years.

•	On June 27, 2006, the Company granted Terence O’Day, Executive Vice President of Global Operations, 25,000 stock options at an exercise price of $11.16 per share. These options vest over three years and have a term of ten years.

•	On August 7, 2006, the Company granted Mr. O’Day, 6,000 additional stock options at an exercise price of $14.16 per share. These options vest over three years and have a term of ten years.

•	On August 28, 2006, the Company granted B. Keith Clark, Senior Vice President and General Counsel, 30,000 stock options at an exercise price of $13.82 per share. These options vest over three years and have a term of ten years.

The following assumptions were used to calculate the compensation expense related to granting 150,158 stock options in 2006:

2006
Dividend yield:	2.6%
Risk-free interest rate:	4.3%
Expected market price volatility:	62.0%
Expected life of stock options:	4 years
Range of the fair value of options grants during the period:	$11.16 – $14.16

For the three and nine months ended September 30, 2006, the Company recorded in selling, general and administrative expenses, compensation expense related to its stock-based compensation of $0.2 million and $0.5 million, respectively. This compensation expense related to existing unvested stock options outstanding prior to January 1, 2006 and granting of 150,158 stock options in 2006. For the three months and nine months ended September 30, 2006, the Company recorded a tax benefit related to stock option exercises of $0.1 million and $0.5 million, respectively. As of September 30, 2006, the Company expects to record compensation expense, in the future, as follows:

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense

For the three months ended December 31, 2006	$0.2 million	$0.1 million	$0.1 million

For the twelve months ended December 31, 2007	0.6 million	0.2 million	0.4 million

For the twelve months ended December 31, 2008	0.3 million	0.1 million	0.2 million

For the twelve months ended December 31, 2009	0.1 million	0.0 million	0.1 million

	$1.2 million	$0.4 million	$0.8 million

As of September 30, 2006, the Company had stock options outstanding, as follows:

	Shares (000s)	Weighted average exercise price	Weighted- average contractual term	Aggregate intrinsic value (000s)
Outstanding at December 31, 2005	1,237	$6.09
Granted	150	$12.01
Exercised	(203)	$4.65		$2,710
Forfeited or expired	(29)	$18.70

Outstanding at September 30, 2006	1,155	$6.79	5.3	$12,619	*

Exercisable at September 30, 2006	889	$5.54	5.3	$10,829	*

*	The aggregate intrinsic value was calculated using the fair market value at September 30, 2006 minus the exercise price.

As of September 30, 2006, the Company had 314,687 stock options available for future grants. The following table summarizes information with respect to the Company’s stock options outstanding and exercisable at September 30, 2006:

	Options outstanding			Options exercisable
Exercise Price Range	Number of shares (000s)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of shares (000s)	Weighted average exercise price	Weighted average remaining contractual life (in years)
$1.35 – $2.00	14	$1.82	0.7	14	$1.82	0.7
$2.50 – $2.69	445	$2.65	4.1	445	$2.65	4.1
$3.49 – $4.00	17	$3.50	5.6	17	$3.50	5.6
$7.45 – $8.20	446	$8.01	3.2	358	$7.98	3.2
$11.16 – $11.21	89	$11.20	9.7	8	$11.21	9.7
$12.23 – $12.44	75	$12.37	9.0	25	$12.37	9.0
$13.82 – $14.16	36	$13.88	9.9	—	$0.00	—
$17.05	25	$17.05	8.8	14	$17.05	8.8
$20.64	8	$20.64	8.5	8	$20.64	8.5

$1.35 – $20.64	1,155	$6.79	5.3	889	$5.54	5.3

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the calculated weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following summarizes the calculated weighted-average amounts included in the Company’s EPS and the effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended September 30, 2005 and 2006. At September 30, 2005, 61,757 of the Company’s common stock options were excluded from the diluted EPS calculation, and as of September 30, 2006, 32,616 common stock options were excluded from the diluted EPS calculations as their exercise price was greater than the quarterly average fair market price of the Company’s common stock and thus their effect on earnings was antidilutive. The amounts are rounded to the nearest thousands, except for per share amounts.

	2005			2006
	Income (Numerator)	Shares (Denominator)	Per share amount	Income (Numerator)	Shares (Denominator)	Per share amount
Basic EPS:
Net income available to common shareholders	$8,733	27,015	$0.32	$9,688	26,446	$0.37
Effect of dilutive securities: Stock options	—	616	—	—	492	(0.01)
Warrants	—	107	—	—	106	—
Diluted EPS:

Net income available to common shareholders plus assumed conversions	$8,733	27,738	$0.32	$9,688	27,044	$0.36

The following summarizes the calculated weighted-average amounts included in the Company’s EPS and the effect on the weighted-average number of common shares and dilutive common share equivalents for the nine months ended September 30, 2005 and 2006. At September 30, 2005, 61,757 of the Company’s common stock options were excluded from the diluted EPS calculation, and as of September 30, 2006, 32,616 common stock options were excluded from the diluted EPS calculations as their exercise price was greater than the year-to-date average fair market price of the Company’s common stock and thus their effect on earnings was antidilutive. The amounts are rounded to the nearest thousands, except for per share amounts.

	2005			2006
	Income (Numerator)	Shares (Denominator)	Per share amount	Income (Numerator)	Shares (Denominator)	Per share amount
Basic EPS:
Net income available to common shareholders	$19,212	27,065	$0.71	$24,208	26,663	$0.91
Effect of dilutive securities: Stock options	—	724	(0.02)	—	511	(0.02)
Warrants	—	110	—	—	106	—
Diluted EPS:

Net income available to common shareholders plus assumed conversions	$19,212	27,899	$0.69	$24,208	27,280	$0.89

NOTE 3 COMPREHENSIVE INCOME

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of foreign currency translation adjustments from its Japan, Republic of Korea, and Taiwan operations and unrealized gains/losses from its investments classified as available-for-sale. Comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands)
Net income	$8,733	$9,688	$19,212	$24,208
Foreign currency translation adjustments	(301)	(794)	(988)	(530)
Unrealized gain from investments classified as available-for-sale, net of related tax effect(1)	2	—	5	15

Comprehensive income	$8,434	$8,894	$18,229	$23,693

(1)	The net tax effect for unrealized gains from investments available-for-sale for the three months ended September 30, 2005 and 2006, was $3 and $1, respectively. The net tax effect for unrealized gains from investments available-for-sale for the nine months ended September 30, 2005 and 2006, was $5 and $9, respectively.

NOTE 4 INVESTMENTS

The Company classifies its investments as available-for-sale. At December 31, 2005 and September 30, 2006, the Company’s investments consisted of the following:

	December 31, 2005
	Amortized cost	Gross unrealized loss	Fair value
	(in thousands)
Federal Home Loan Bank bond	$2,000	$(26)	$1,974
State or federal agency backed obligations	15,375	—	15,375

Total investments	$17,375	$(26)	$17,349

	September 30, 2006
	Amortized cost	Gross unrealized (gain) loss	Fair value
	(in thousands)
Corporate money-market fund	$12,925	—	$12,925
State or federal agency backed obligations	12,450	—	12,450

Total investments	$25,375	—	$25,375

The fair values of the Company’s investments by contractual maturity at December 31, 2005 and September 30, 2006, were as follows:

	December 31, 2005	September 30, 2006
	(in thousands)
Due in one year or less	$1,974	$—
Due between one and five years	—	—
Due after ten years	15,375	25,375

	$17,349	$25,375

NOTE 5 INVENTORIES

Inventories consist of raw materials, work in progress, finished goods, and sales aids that are stated at the lower of cost (using standard costs that approximate average costs) or market. Work in progress includes raw materials shipped to a third-party manufacturer to process further for use, by the Company, into certain finished goods. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at December 31, 2005 and September 30, 2006, consisted of the following:

	December 31, 2005	September 30, 2006
	(in thousands)
Raw materials	$5,759	$5,541
Work in progress	—	106
Finished goods, less inventory reserves for obsolescence of $387 in 2005 and $379 in 2006	14,052	14,498

	$19,811	$20,145

NOTE 6 TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

MannaRelief. The Company’s Chairman and Chief Executive Officer, Samuel L. Caster, founded MannaRelief in 1999 and has served as its Chairman since inception. Defined under the Internal Revenue Code, MannaRelief is a 501(c)(3) charitable organization that provides services for children. Donald Herndon, the Company’s Vice President of Field Services, also serves on MannaRelief’s Board. Mr. Herndon is the brother-in-law of Mr. Caster and the brother-in-law of Terry L. Persinger, who is the Company’s President and Chief Operating Officer and a member of the Company’s Board of Directors.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Sold Products	$0.3 million	$0.4 million	$1.0 million	$1.0 million
Cash Donations	$0.1 million	$0.2 million	$0.3 million	$0.5 million

Clinical Study. In June 2004, the Company signed a cancelable three-year research agreement with St. George’s Hospital & Medical School, in London, England, to fund research costs related to a clinical trial involving one of the Company’s products. The principal investigator in the clinical trials, Dr. John Axford, is employed by St. George’s Hospital & Medical School and is also a member of the Company’s Board of Directors and Chairman of its Science Committee. Pursuant to this 2004 research agreement, the Company agreed to fund approximately $0.7 million over three years for this study. This is the second clinical study funded by the Company for St. George’s Hospital & Medical School. For the three and nine months ended September 30, 2005, the Company paid $0.2 and $0.4 million, respectively, toward this clinical study. For both the three and nine months ended September 30, 2006, the Company paid $0.1 million toward this study.

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

Receivables due from affiliates. On February 17, 1999, the Company signed five separate notes receivable agreements with five shareholders who were also affiliates of the Company. The notes with installments were due annually through February 17, 2004. On June 4, 2001, the Company agreed to modify the terms of the note receivable with Mr. Charles Fioretti as part of his separation and release as Chairman and Chief Executive Officer of the Company. As modified, Mr. Fioretti’s remaining principal balance of $127,000 would continue to accrue interest and would mature on the earlier of February 17, 2011, or 13 days after the date in which Mr. Fioretti no longer continued to own at least 100,000 shares of the Company’s common stock. During 2005, Mr. Fioretti’s ownership of the Company’s common stock fell below 100,000 shares, and as a result, the note became due to the Company and was classified as a current asset. The Company believes the note is collectible and is negotiating with Mr. Fioretti to pay the remaining principal and interest related to his note, which as of September 30, 2006 was approximately $160,000.

Agreement with a Director. In November 2003, the Company entered into a Lock-Up Agreement whereby the Company pays Mr. J. Stanley Fredrick, the Company’s Lead Director on its Board of Directors and a major shareholder, $185,000 per year for his agreement not to sell his shares unless approved by the Board of Directors. As of September 30, 2006, Mr. Fredrick continues to hold 3,150,000 shares, or 11.9%, of the Company’s common stock.

In November 2003, the Company also agreed to pay Mr. Fredrick $0.1 million annually to act as its Lead Director for its Board of Directors. In January 2006, the Company began paying Mr. Fredrick director meeting fees associated with attending its Board of Directors and Committee meetings.

Certain transactions with Ray Robbins. Marlin Ray Robbins is a member of the Company’s Board of Directors and major shareholder. Mr. Robbins also holds multiple positions in the Company’s associate global downline network marketing system, four of which related to the cancellation of an agreement between the Company and Mr. Robbins in June 1999. The Company pays commissions and incentives to its independent associates for product sales and downline growth. During 2005 and 2006, the Company paid commissions to Mr. Robbins totaling $2.3 million and $2.5 million, respectively. In addition, several of Mr. Robbins’ children are also independent associates and were paid associate commissions of approximately $0.3 million for both 2005 and 2006, respectively. All commissions paid to Mr. Robbins and his immediate family members were paid in accordance with the Company’s global associate career and compensation plan.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Royalty and Consulting Agreements

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, who served as the Company’s Chief Science Officer, pursuant to which the Company was required to pay Dr. McAnalley or his heirs’ royalties for 10 years beginning September 2005 through August 2015. Under the terms of this agreement, the Company is required to make quarterly payments based on certain applicable annual global finished product sales, by the Company, in excess of $105.4 million. Beginning in August 2003, the Company was required to measure and accrue the present value of the estimated future royalty payments related to the long-term post-employment royalty benefit associated with this agreement and recognize it over the life of Dr. McAnalley’s employment agreement, which ended August 2005. During 2005, the Company paid $0.1 million related to this agreement and accrued a total of $3.9 million. During 2006, the Company paid $0.3 million and accrued a total of $3.5 million related to this agreement.

On August 7, 2005, the two year employment agreement with Dr. McAnalley expired. As a result, the Company entered into a Release Agreement and a one-year Consulting Agreement in which the Company was required to pay Dr. McAnalley a total of $0.9 million. In August 2006, the Company renewed Dr. McAnalley’s consulting agreement for one year and agreed to pay him a total of $0.5 million. As of September 30, 2006, the Company paid $0.9 million to Dr. McAnalley related to his consulting agreements.

On June 1, 2006, the Company entered into a one-year Consulting and Separation Agreement with Ms. Bettina Simon, who served as the Company’s Senior Vice President and Chief Legal Officer. Under the terms of this Agreement, the Company began paying Ms. Simon a total of $0.1 million for litigation consulting support.

Letters of Credit

The Company offers an annual travel incentive for its independent associates who qualify for its annual travel incentive. The United States travel incentive for both 2006 and 2007 is a cruise on a Royal Caribbean International® cruise ship. Royal Caribbean requires its customers to provide a letter of credit as a security deposit against damages to the ship. At September 30, 2006, the Company restricted cash related to two letters of credit from its bank totaling $2.0 million as collateral for its travel incentive cruises.

Employment Agreements

In August 2006, the Company signed a two year employment agreement with Mr. B. Keith Clark to serve as its Senior Vice President and General Counsel. Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Clark an annual salary of $250,000, furnish him a leased vehicle, and allow him to participate in all employee benefits available to its other executives. In addition, under the terms of the agreement, if Mr. Clark resigns for good reason, or if the Company terminates his employment without cause or due to disability, the Company is obligated to pay Mr. Clark any unpaid but earned salary and bonus and any other benefits vested through the date of termination and the greater of twelve month’s salary or the salary remaining for the then current term of employment. On August 28, 2006, the Company’s Board of Directors agreed to grant Mr. Clark 30,000 stock options with an exercise price of $13.82. The stock options will vest over 3 years and, if not forfeited or exercised, will expire in ten years.

NOTE 8 CAPITAL LEASE OBLIGATION

In March 2006, the Company leased its fire and security system through a five year capital lease totaling $0.4 million. The lease accrues interest at 6.2% and expires in March 2011.

NOTE 9 LITIGATION

The Company has been sued in three securities class action lawsuits in the United States District Court for the District of New Mexico, which remain pending.

•	First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against the Company and Mr. Samuel L. Caster, its Chief Executive Officer, on behalf of himself and all others who purchased or otherwise acquired the Company’s common stock between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby.

•	Second, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against the Company, Mr. Caster, Mr. Terry L. Persinger, its President and Chief Operating Officer, and Mr. Stephen D. Fenstermacher, its Chief Financial Officer.

•	Third, on September 5, 2005, Mr. Michael Bruce Zeller filed a class action lawsuit against the Company, Mr. Caster, Mr. Persinger, and Mr. Fenstermacher.

The allegations in these class action lawsuits are substantially identical. The complaints allege the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, claiming that defendants artificially inflated the value of the Company’s common stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of its products during the purported class period.

On December 12, 2005, the Court granted a motion to consolidate the three putative class action lawsuits into one civil action styled “In re Mannatech, Incorporated Securities Litigation.” Also, on January 4, 2006, the Court entered an order appointing “The Mannatech Group,” consisting of Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John C. Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, as lead plaintiffs and appointing the law firms Lerach Coughlin Stoia Geller Rudman & Robbins LLP, as lead counsel, and Freedman Boyd Daniels Hollander & Goldberg, P.A., as liaison counsel, for the putative class. On March 3, 2006, the lead plaintiffs filed an amended consolidated class action complaint.

The Company’s motion to transfer venue to the United States District Court, Dallas Division, in the consolidated class action lawsuits remains pending before the Court. Both sides have submitted briefings on the issue of transfer and the Company filed a Notice of Completion of Briefing with the Court on June 28, 2006. The Company anticipates the Court will rule on this motion in the coming months.

The Company has also been sued in three shareholder derivative lawsuits, which remain pending.

•	First, on October 18, 2005, a shareholder derivative lawsuit was filed by Norma Middleton, Derivatively and on Behalf of Nominal Defendant, Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Donald A. Buchholz, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, and Patricia A. Wier, in the United States District Court for the Northern District of Texas, Dallas Division.

•	Second, on January 11, 2006, a shareholder derivative action was filed by Kelly Schrimpf, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Steven W. Lemme, and Stephen D. Fenstermacher in the 162nd District Court of Dallas County, Texas.

•	Third, on January 13, 2006, a shareholder derivative action was filed by Frances Nystrom, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, John Stuart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, and Donald A. Buchholz in the United States District Court for the Northern District of Texas, Dallas Division.

Each of these shareholder derivative lawsuits makes allegations similar to the allegations of the shareholder class action litigation described above.

The Company’s independent directors appointed a Special Litigation Committee to review these matters and determine the proper corporate response. This review was completed on August 26, 2006 and the Special Litigation Committee issued its report, determining that it is in the best interests of the Company to dismiss the derivative lawsuits. Statements by the Company to this effect were filed with the courts in the respective derivative cases on September 13, 2006.

The Schrimpf state court lawsuit is presently stayed pending the final disposition of the Middleton federal lawsuit, the first-filed derivative action. The Company’s motions to stay in the Middleton and Nystrom federal court lawsuits, pursuant to Texas Business Corporation Act art. 5.14, have been denied by the Court. The motion to consolidate the Middleton and Nystrom lawsuits filed by the Company remains pending, as does a separate motion to consolidate filed by Middleton on August 17, 2006. Competing motions to appoint lead plaintiff and lead counsel have also been filed by both Middleton and Nystrom. These motions were filed August 17, 2006, and September 6, 2006, respectively, and remain pending.

The Company has reached an agreement with each of the derivative plaintiffs’ counsel, as well as with counsel for the lead plaintiffs in the consolidated securities class action, to explore an early mediation. Therefore the parties in the derivative suits have filed agreed motions to extend for 90 days the date by which the defendants must file their answer, motion to dismiss, or otherwise file a responsive pleading. These motions are pending before the court.

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

On March 16, 2006, the Company filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of the Company’s utility U.S. Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas. The Company sued Glycobiotics to cease the manufacture, sale, and use of its glyconutritional product marketed under the brand name “Glycomannan” and for alleged unfair competition due to false and misleading statements. In April 2006, Glycobiotics filed its response and asserted various affirmative defenses. The Company intends to vigorously prosecute the case. The case is currently in the initial phases of discovery and the Company expects a trial date in 2007.

On May 5, 2006, the Company also filed a patent infringement lawsuit against Techmedica Health™ Inc. for alleged infringement of the Company’s utility U.S. Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. The Company sued Techmedica Health to cease the manufacture, sale, and use of its glyconutritional product marketed under the brand name “Nutratose” and for alleged unfair competition due to false and misleading statements. In June 2006, the Company filed an objection to the change in venue filed by Techmedica Health™ Inc. The court agreed with the Company’s position and denied Techmedica’s motion to transfer on August 3, 2006. The Company intends to vigorously prosecute the case. The case is currently in the discovery phase and the Company expects a trial date in early 2008.

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

NOTE 10 RECENT ACCOUNTING PRONOUNCEMENTS

FAS 157. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2006. The Company does not believe the adoption of FAS 157 will have a significant effect on its consolidated financial position, results of operations, or cash flows.

FAS 158. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R”, (“FAS 158”). Under the provisions of FAS 158, a company is required to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. FAS 158 also requires a company to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. FAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company maintains a Defined Benefit Plan for its Japan subsidiary and is currently assessing the impact of the adoption of this statement to its consolidated financial position, results of operations, or cash flows.

FIN 48. In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations, or cash flows.

SAB 108. In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on its consolidated financial position, results of operations, or cash flows.

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

The Company has six active subsidiaries that operate in six physical locations and sell products in ten different countries around the world. The six physical locations include the United States, Australia, the United Kingdom, Japan, the Republic of Korea, and Taiwan. Each of the Company’s physical locations service different geographical areas. The United States parent processes orders for Canada; however, products and packs sold in Canada are shipped through a third party distribution facility located in Canada. The Company’s Australian location processes orders for both Australia and New Zealand, and the orders are shipped for Australia and New Zealand through a third party distribution facility located in Australia. The Company’s United Kingdom location processes and ships orders for the United Kingdom, Denmark, and Germany.

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

By country of operation, consolidated net sales primarily shipped to customers in these locations, along with pack and product information for the three and nine months ended September 30, 2005 and 2006, respectively, are as follows:

	Three months ended September 30,				Nine months ended September 30,
	2005		2006		2005		2006
	(in millions)				(in millions)
United States	$66.5	66.3%	$65.7	66.0%	$192.3	66.8%	$202.8	66.9%
Canada	7.0	7.0%	6.7	6.7%	20.9	7.3%	21.6	7.1%
Australia	9.3	9.3%	7.5	7.5%	26.3	9.1%	22.8	7.5%
United Kingdom	2.1	2.1%	1.8	1.9%	6.9	2.4%	5.7	1.9%
Japan	9.1	9.1%	10.0	10.0%	25.9	9.0%	30.1	9.9%
New Zealand	3.7	3.7%	2.1	2.1%	11.3	3.9%	6.8	2.2%
Republic of Korea	1.5	1.5%	3.3	3.3%	2.9	1.0%	7.2	2.4%
Taiwan*	0.9	0.9%	0.8	0.8%	1.3	0.5%	2.7	0.9%
Denmark**	0.1	0.1%	1.0	1.0%	0.1	0.0%	2.4	0.8%
Germany***	—	—%	0.7	0.7%	—	—%	1.2	0.4%

Totals	$100.2	100%	$99.6	100%	$287.9	100%	$303.3	100%

*	Taiwan began its operations in June 2005.
**	United Kingdom began shipping products to Denmark in August 2005.
***	United Kingdom began shipping products to Germany in March 2006.

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in millions)		(in millions)
Consolidated product sales	$72.5	$75.6	$208.2	$227.4
Consolidated pack sales	22.5	17.9	69.0	61.9
Consolidated other, including freight	5.2	6.1	10.7	14.0

Consolidated total net sales	$100.2	$99.6	$287.9	$303.3

Long-lived assets, which include property, plant and equipment and construction in progress for the Company and its subsidiaries, are as follows:

Country	December 31, 2005	September 30, 2006
	(in millions)
Australia	$0.2	$0.2
Japan	0.3	0.3
Republic of Korea	0.6	0.5
Taiwan	0.3	0.2
United Kingdom	0.5	0.5
United States	17.2	34.4

Total long-lived assets	$19.1	$36.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2006 as compared to the same periods in 2005. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

Company Overview

We began operations in November 1993 to develop innovative, high-quality, proprietary nutritional supplements, skin-care and topical products, and weight-management products that are now sold in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark and Germany. We operate as a single segment and primarily sell our products through approximately 536,000 independent associates and members who have purchased our products and/or packs within the last 12 months. We refer to these independent associates and members as current independent associates and members. Our quarterly summary of net sales, net income, diluted earnings per share, and changes in products, are as follows:

•	Net sales decreased by $0.6 million, or 0.7%, for the three months ended September 30, 2006 and increased by $15.4 million, or 5.3%, for the nine months ended September 30, 2006, as compared to the same periods in 2005.

•	The introduction of our optimal skin care system in Japan in May 2006 increased our net sales by $1.0 million and $2.3 million, for the three and nine months ended September 30, 2006, as compared to the same period in 2005.

•	Net income increased by $1.0 million, or 10.9%, for the three months ended September 30, 2006 and increased by $5.0 million, or 26.0%, for the nine months ended September 30, 2006, as compared to the same periods in 2005.

•	Diluted earnings per share increased $0.04 per share, or 12.5%, for the three months ended September 30, 2006 and increased $0.20 per share, or 29.0%, for the nine months ended September 30, 2006, as compared to the same periods in 2005.

•	We discontinued Life Enhancement Packs in August 2006, which was a combination of three of our products bundled into individual packets. We plan to introduce a similar individually bundled packet with our newer and improved products. In addition, in September 2006, we decided to continue selling our Ambrotose® capsules because we believe this product is still in demand.

•	We launched our skin care products in the Republic of Korea in October 2006 and plan to launch our optimal skin care system in Australia, the United Kingdom, and the United States within the next six months.

•	During the fourth quarter of 2006, we plan to introduce into the United States, Canada, Australia, and New Zealand, our new supplement PhytoMatrix that contains a unique blend of plant-based minerals, natural vitamin complexes and standardized phytochemicals.

We were disappointed with the decrease in our consolidated net sales for the quarter, but believe the measures we began implementing will help reverse the decrease in net sales over time. Together with our Management team focused on operations, we believe these measures will allow us to achieve positive sales growth in the future. However, we can give no assurances that these measures will produce the intended positive sales growth.

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by management. We also analyze the need for certain estimates, including the need for such items as inventory reserves, capitalization of software development costs, tax valuation allowances, revenue recognition and deferred revenues, accounting for stock based compensation, and contingencies and litigation. Our estimates are based on historical experience, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances. We caution readers that actual results could differ from estimates under different assumptions or conditions, and if circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our consolidated financial position, consolidated results of operations, and consolidated cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2006:

Inventory Reserves

We review our inventory carrying value and compare it to the estimated fair market value. Any inventory value in excess of estimated fair market value is written down. In addition, we review our inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and future plans. If actual sales are less favorable than those originally projected by us, additional inventory reserves or write-downs may be required. At September 30, 2006, our net inventories were valued at $20.1 million, which included an inventory reserve for slow-moving and obsolete inventories of approximately $0.4 million.

Capitalization of Software Development Costs

We capitalize costs associated with internally-developed software projects and amortize costs associated with these projects over their useful lives, which is usually five years. If accounting standards change or if the capitalized software becomes obsolete, we may be required to write-off our unamortized capitalized software or accelerate the amortization period.

During 2004, we began the development and/or configuration of several large-scaled information technology projects that are intended to increase functionality of our operations and expand our reporting capabilities. One of these projects was the configuration of our internally-developed global re-architecture software project, also called our Oracle/JDE Globalview fully-integrated software project. As of September 30, 2006, we had approximately $2.7 million of unamortized capitalized software development costs included in property and equipment and $21 million included in construction in progress, which we plan to put in service in April 2007 and amortize ratably over its expected useful life of 5 years.

Tax Valuation Allowances

We evaluate the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of our deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. As of September 30, 2006, our total gross deferred tax assets were $4.2 million, and we recorded a valuation allowance of $0.7 million related to certain deferred tax assets for our operations in Taiwan and the Republic of Korea as they do not meet the “more likely than not” criteria, as defined by the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.

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

Accounting for Stock-Based Compensation

Under FAS 123R, we are required to measure and recognize compensation expense related to any unvested stock options outstanding on January 1, 2006, granted to our employees and board members and recognize compensation expense for any new stock options granted after December 31, 2005. For the nine months ended September 30, 2006, the measurement is based on various assumptions, which are as follows:

•	average dividend yield of 2.6%;

•	expected average risk-free interest rate of 4.3%;

•	expected market price volatility of 62.0%; and

•	expected average life of stock options of 4 years.

Based upon the above assumptions, we record the calculated compensation expense in our consolidated statements of operations over the stock options’ vesting periods, which are generally two or three years. As of September 30, 2006, we anticipate recognizing $1.2 million in compensation expense through 2009 related to unvested stock options outstanding. In addition, we have 314,687 stock options available to grant in the future.

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

Results of Operations

The tables below summarize our consolidated operating results in dollars (rounded to the nearest thousand) and as a percentage of net sales for the three and nine months ended September 30, 2005 and 2006.

Consolidated Operating Results for the three months ended September 30, 2005 and 2006

	2005		2006		Change from 2005 to 2006
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar change	Percentage change
Net sales	$100,216	100%	$99,558	100%	$(658)	(0.7)%
Cost of sales	14,478	14.4%	13,497	13.5%	(981)	(6.8)%
Commissions and incentives	44,403	44.3%	43,977	44.2%	(426)	(1.0)%

	58,881	58.7%	57,474	57.7%	(1,407)	(2.4)%

Gross profit	41,335	41.3%	42,084	42.3%	749	1.8%

Operating expenses:
Selling and administrative expenses	16,136	16.1%	16,562	16.7%	426	2.6%
Other operating costs	12,415	12.4%	14,051	14.1%	1,636	13.2%

Total operating expenses	28,551	28.5%	30,613	30.8%	2,062	7.2%

Income from operations	12,784	12.8%	11,471	11.5%	(1,313)	(10.3)%
Interest income	469	0.5%	599	0.6%	130	27.7%
Other income (expense), net	(288)	(0.3)%	670	0.7%	958	332.6%

Income before income taxes	12,965	13.0%	12,740	12.8%	(225)	(1.7)%
Provision for income taxes	(4,232)	(4.3)%	(3,052)	(3.1)%	1,180	(27.9)%

Net income	$8,733	8.7%	$9,688	9.7%	$955	10.9%

Consolidated Operating Results for the nine months ended September 30, 2005 and 2006

	2005		2006		Change from 2005 to 2006
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar change	Percentage change
Net sales	$287,960	100%	$303,300	100%	$15,340	5.3%
Cost of sales	43,186	15.0%	42,777	14.1%	(409)	(0.9)%
Commissions and incentives	129,326	44.9%	135,349	44.6%	6,023	4.7%

	172,512	59.9%	178,126	58.7%	5,614	3.3%

Gross profit	115,448	40.1%	125,174	41.3%	9,726	8.4%

Operating expenses:
Selling and administrative expenses	48,595	16.9%	52,569	17.4%	3,974	8.2%
Other operating costs	36,587	12.7%	39,724	13.1%	3,137	8.6%

Total operating expenses	85,182	29.6%	92,293	30.5%	7,111	8.3%

Income from operations	30,266	10.5%	32,881	10.8%	2,615	8.6%
Interest income	1,254	0.4%	1,763	0.6%	509	40.6%
Other income (expense), net	(1,188)	(0.4)%	805	0.3%	1,993	167.8%

Income before income taxes	30,332	10.5%	35,449	11.7%	5,117	16.9%
Provision for income taxes	(11,120)	(3.8)%	(11,241)	(3.7)%	(121)	1.1%

Net income	$19,212	6.7%	$24,208	8.0%	$4,996	26.0%

Three and nine months ended September 30, 2006 compared with the same periods in 2005

Net Sales

We sell our nutritional supplements through network-marketing distribution channels operating in 10 different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and products. Each of our subsidiaries sells the same type of products and possesses similar economic characteristics, such as similar selling prices and gross margins. Consolidated net sales primarily shipped to customers in these locations, in dollars and as a percentage of consolidated net sales, for the three and nine months ended September 30, are as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	Three months ended September 30,				Nine months ended September 30,
	2005		2006		2005		2006
	(in millions)				(in millions)
United States	$66.5	66.3%	$65.7	66.0%	$192.3	66.8%	$202.8	66.9%
Canada	7.0	7.0%	6.7	6.7%	20.9	7.3%	21.6	7.1%
Australia	9.3	9.3%	7.5	7.5%	26.3	9.1%	22.8	7.5%
United Kingdom	2.1	2.1%	1.8	1.9%	6.9	2.4%	5.7	1.9%
Japan	9.1	9.1%	10.0	10.0%	25.9	9.0%	30.1	9.9%
New Zealand	3.7	3.7%	2.1	2.1%	11.3	3.9%	6.8	2.2%
Republic of Korea	1.5	1.5%	3.3	3.3%	2.9	1.0%	7.2	2.4%
Taiwan*	0.9	0.9%	0.8	0.8%	1.3	0.5%	2.7	0.9%
Denmark**	0.1	0.1%	1.0	1.0%	0.1	0.0%	2.4	0.8%
Germany***	—	—%	0.7	0.7%	—	—%	1.2	0.4%

Totals	$100.2	100%	$99.6	100%	$287.9	100%	$303.3	100%

*	Taiwan began operations in June 2005.
**	United Kingdom began shipping products to Denmark in August 2005.
***	United Kingdom began shipping products to Germany in March 2006.

Overall, our consolidated net sales for the nine months ended September 30, 2006 increased by $15.4 million, or 5.3%, as compared to the same period in 2005. However, for the quarter ended September 30, 2006, our consolidated net sales decreased by $0.6 million, or 0.7%, as compared to the same period in 2005. The decrease was due to lower net sales in North America, Australia, New Zealand, and the United Kingdom. We believe the decrease in net sales in the United States and Canada may have been caused by consumer distractions created by the class action suit, filed in May 2005, and continued consumer questions concerning the reformulation of Advanced Ambrotose™. We believe the change in the United Kingdom net sales was the result of heightened activities in the new markets of Denmark and Germany.

We believe the decrease in net sales in Australia and New Zealand is the result of the negative reaction to the original formulation of Advanced Ambrotose™. We introduced our original formulation of Advanced Ambrotose™ in the United States in March 2005 and in other countries in the second half of 2005. Initial reaction by some consumers to the original formula of Advanced Ambrotose™ was unfavorable. As a result, we introduced a reformulated Advanced Ambrotose™ in mid 2006. The reformulated Advanced Ambrotose™ contains a compound that is created using the latest technology, which allows for a more potent concentration of the full size range of mannose-containing polysaccharides occurring naturally in aloe into a stable powdered form. This process allows the compound to possess the most potent and profound immunostimulatory properties because it does not strip the compound of its natural mineral counterparts by organic solvent precipitation, and most importantly, allows the compound to retain a high proportion of molecular weight polysaccharides, which are believed to be responsible for the effective immune stimulating properties of aloe. This enhanced immune stimulating capability has been demonstrated by independent biological assays conducted by Hyperion Biotechnology.

To help offset the decrease in net sales attributable to the questions surrounding our reformulated Advanced Ambrotose™, we launched multi-faceted educational and marketing programs to further explain the science behind and the superior quality and potency of our reformulated product. Additionally, with the cooperation of our independent associates, we developed a multi-faceted marketing program, which includes a number of published articles, tours, other publications, marketing materials, web casts, and conference calls in an effort to further emphasize the high quality of our reformulated Advanced Ambrotose™.

Our sales mix for the three and nine months ended September 30, was as follows:

	For the three months ended September 30,		Dollar and percentage change		For the nine months ended September 30,		Dollar and percentage change
	2005	2006	2006 over 2005		2005	2006	2006 over 2005
	(in millions)				(in millions)
Consolidated product sales	$72.5	$75.6	$3.1	4.3%	$208.2	$227.4	$19.2	9.2%
Consolidated pack sales	22.5	17.9	(4.6)	(20.4)%	69.0	61.9	(7.1)	(10.3)%
Consolidated other, including freight	5.2	6.1	0.9	17.3%	10.7	14.0	3.3	30.8%

Consolidated total net sales	$100.2	$99.6	$(0.6)	(0.7)%	$287.9	$303.3	$15.4	5.3%

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	negative publicity; and

•	changes in our commissions and incentives programs.

Pack Sales

We sell starter packs to our new independent associates, which entitles the independent associate to purchase our products at wholesale prices. Members can also purchase starter packs, which entitles them to purchase our products at a discount from published retail prices. Depending on the type of pack purchased, a starter pack may include certain products, promotional and educational information, and policies and procedures. Independent associates can also purchase upgrade packs, entitling the independent associate to additional promotional materials and achievement of additional commissions and incentives. Our independent business-building associates also purchase annual renewal packs. Pack sales have a correlation to new and continuing independent associates and members who purchase our products. However, there is not necessarily a direct correlation between the change in the number of new independent associates purchasing packs and the amount of product sales because independent associates and members may consume different products at different consumption levels. The number of new and continuing independent associates and members who purchased our packs during the last 12-months ended September 30, 2005 and 2006 were as follows:

	For the twelve months ended September 30,
Current Independent Associates and Members	(revised*) 2005		2006		Number and percentage change
New	228,000	48.5%	208,000	38.9%	(20,000)	(8.8)%
Continuing	242,000	51.5%	328,000	61.1%	86,000	35.5%

Total	470,000	100%	536,000	100%	66,000	14.0%

*	In the third quarter 2005, we originally reported on our Form 10-Q, the split between new and continuing independent associates and members to be 219,000, 46.6%, and 251,000, 53.4%, respectively. The original calculation included a miscalculation in the allocation between new and continuing associates. However, the total number of associates was correctly reported at 470,000.

Overall, the number of independent associates and members increased by 14.0% as compared to the same period in 2005. We experienced a decrease in the number of new associates and members purchasing packs in each of North America, Australia, New Zealand, and the United Kingdom. We believe the decrease in new pack sales from new independent associates and members for both the three months and the nine months ended September 30, 2006 as compared to the same period in 2005, primarily related to the previously discussed challenges from our Advanced Ambrotose™ product. Additional actions we are taking to help increase the number of independent associates and members are as follows:

•	introduce in November 2006 PhytoMatrix, which contains a unique blend of plant-based minerals, all natural vitamin complexes, and standardized phytochemicals that we believe will be the first such product in our industry;

•	register our new preservative-free skin care products into all other markets in which we operate;

•	initiate additional incentives; and

•	explore new advertising tools to broaden our name recognition.

Pack sales associated with new independent associates and members and pack sales from continuing independent associates are as follows (in millions):

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2006	Dollar and percentage change of pack sales		2005	2006	Dollar and percentage change of pack sales
New	$15.7	$11.5	$(4.2)	(26.8)%	$48.6	$39.9	$(8.7)	(17.9)%
Continuing	6.8	6.4	(0.4)	(5.9)%	20.4	22.0	1.6	7.8%

Total	$22.5	$17.9	$(4.6)	(20.4)%	$69.0	$61.9	$(7.1)	(10.3)%

Product Sales

Overall product sales grew 4.3% and 9.2%, respectively, for the three months and nine months ended September 30, 2006 as compared to the same periods in 2005. The growth of product sales was fueled by introduction of FiberSlim in the United States in March 2006, the introduction of 7 preservative-free skin care products in Japan in May 2006, and the introduction of Undaria capsules in Australia and New Zealand in the summer of 2006. Introduction of these products increased our product sales by $1.0 million for the three months ended September 30, 2006 and increased our product sales by $1.8 million for the nine months ended September 30, 2006, each as compared to the same periods in 2005.

For the three months ended September 30, 2006, the remaining increase in existing product sales of $2.1 million and for the nine months ended September 30, 2006, the remaining increase in product sales of $17.4 million related to an increase in volume of products sold, which was partially attributable to an increase in the overall number of independent associates and members purchasing products.

Other Sales

Other sales primarily consist of the following:

•	freight revenue charged to our independent associates and members;

•	sales of promotional materials;

•	training and event registration fees;

•	monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database for our independent associates that helps stimulate product sales and provide business management;

•	a reserve for estimated sales refunds; and

•	a change in deferred revenue that primarily pertains to the timing of recognition of revenue for pack and product shipments.

For the three months ended September 30, 2006, other sales increased by $0.9 million as compared to the same period in 2005. The increase in other sales was composed of an increase of $0.4 million for deferred revenue associated with the timing of revenue recognition and a decrease in sales refund reserves of $0.6 million. This increase in other sales was partially offset by a decrease of $0.1 million in training fees, associated with the timing of training events.

For the nine months ended September 30, 2006, other sales increased by $3.3 million as compared to the same period in 2005. The increase was composed of an increase of $1.4 million related to freight fees charged to customers and a decrease of $2.3 million for deferred revenue associated with the timing of revenue recognition. This was partially offset by a decrease of $0.4 million in sales of promotional materials partially due to the prior year’s introduction of a new training DVD.

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

At September 30, 2006, inventories decreased by $0.3 million, or 1.5%, to $20.1 million as compared to $20.4 million at September 30, 2005. The decrease in inventories consisted of a decrease of $2.1 million in finished goods and promotional materials on hand related to the timing of ordering inventory, partially offset by an increase of $1.8 million in raw materials on hand associated with required purchase commitments. Our inventories turned at an annual rate of 2.9 times during the first nine months of 2006 as compared to 3.4 times during the first nine months of 2005. The decrease in inventory turnover is attributable to the increase in raw materials.

For the three months ended September 30, 2006 as compared to the same period in 2005, cost of sales decreased by a total of $1.0 million, which was composed of a decrease of $1.1 million in cost of sales and promotional materials, which was partially offset by a decrease of $0.1 million in deferred costs associated with timing of revenue recognition. Cost of sales as a percentage of sales decreased by 0.9%, to 13.5%, which was primarily related to efficiencies in the supply chain process achieved through the use of more economical product components related to new technology in production of certain product components.

For the nine months ended September 30, 2006 as compared to the same period in 2005, cost of sales decreased by a total of $0.4 million. The decrease was composed of a decrease of $0.5 million in cost of sales and promotional materials and a decrease of $0.3 million related to additional write offs in 2005 related to our original formulation of Advanced Ambrotose™. This was partially offset by a decrease of $0.3 million in deferred costs associated with timing of revenue recognition and an increase of $0.1 million in shipping supplies related to the timing of ordering supplies. Cost of sales as a percentage of sales decreased by 0.9%, to 14.1%, which primarily related to efficiencies in the supply chain process achieved through the use of more economical product components related to new technology in production of certain product components.

Commissions and Incentives

Commissions and incentives are heavily dependent on the sales mix and types of incentives offered and generally run between 41% to 46% as a percentage of net sales. Commissions are earned by independent associates in accordance with our global associate career and compensation plan. Incentives are contests and travel incentives offered to our independent associates. Commissions and incentives are calculated using commissionable net sales, which consist of finished product and pack sales and are based on the following criteria:

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

Commissions

For the three months ended September 30, 2006, commissions decreased by 2.1%, or $0.9 million, to $43.0 million as compared to $43.9 million for the same period in 2005. The decrease in commissions primarily related to the timing of the qualification period for our travel incentives. For the nine months ended September 30, 2006, commissions increased by 4.3%, or $5.3 million, to $130.0 million as compared to $124.7 million in 2005. The increase in commissions primarily related to the mix of packs and products sold.

For the three months ended September 30, 2006, commissions as a percentage of net sales decreased to 43.2% from 43.8% for the same three month period of 2005. For the nine months ended September 30, 2006, commissions as a percentage of net sales decreased to 43.0% from 43.3% for the same period in 2005. The decrease related to the shift in mix of packs and products sold.

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

For the three months ended September 30, 2006, the cost of incentives increased by 80.0%, or $0.4 million, to $0.9 million as compared to $0.5 million for the same period in 2005. This increase was due to new summer incentives initiated this year. For the nine months ended September 30, 2006, the cost of incentives increased by 15.2%, or $0.7 million, to $5.3 million as compared to $4.6 million for the same period in 2005.

For the three months ended September 30, 2006, the cost of incentives, as a percentage of net sales, increased to 0.9% as compared to 0.5% for the same period in 2005. For the nine months ended September 30, 2006, the cost of incentives, as a percentage of net sales increased to 1.7% as compared to 1.6% for the same period in 2005. This increase was due to new summer incentives initiated this year.

Gross Profit

For the three months and nine months ended September 30, 2006, gross profit increased as compared to the same period in 2005. The increase in gross profit was the result of a shift in the mix of pack and product sales, the introduction of new incentives in the summer, and efficiencies gained in the supply chain process.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended September 30, 2006, selling and administrative expenses increased by $0.4 million, which primarily consisted of the following:

•	a net increase of $0.3 million in compensation and compensation-related costs, which included an increase in payroll and payroll-related costs of $1.3 million that was partially offset by a decrease in temporary and contract labor of $0.6 million and capitalizing $0.4 million in compensation costs associated with our internally-developed software project;

•	recording $0.2 million related to compensation expense for unvested stock options granted prior to December 31, 2005 and granting stock options after December 31, 2005, as required by FAS 123R; and

•	a decrease of $0.1 million in freight-out and third party warehouse costs associated with a decrease in sales.

For the nine months ended September 30, 2006, selling and administrative expenses increased $4.0 million, which primarily consisted of the following:

•	a net increase of $2.8 million in compensation and compensation-related costs, which included a $4.6 million increase in payroll and payroll related costs that was partially offset by a decrease in temporary and contract labor of $0.2 million and capitalizing $1.6 million in compensation-related costs associated with our internally-developed software project;

•	an increase of $0.6 million in marketing-related expenses associated with additional activities related to marketing campaigns including name recognition activities;

•	recording $0.5 million related to compensation expense for unvested stock options granted prior to December 31, 2005 and granting stock options after December 31, 2005; and

•	an increase of $0.1 million in freight-out and third party warehouse costs associated with a change in net sales volume and an increase in fuel costs from third-party vendors.

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

Travel

For the three months ended September 30, 2006, travel expenses increased by $0.2 million to $1.5 million as compared to $1.3 million for the third quarter of 2005. For the nine months ended September 30, 2006, travel expenses increased by $0.7 million to $4.8 million as compared to $4.1 million for the same period in 2005. Travel expenses increased due to additional trips by our management to attend corporate-sponsored events, additional support and training provided to our international offices, and costs associated with our internally-developed software project and planned international growth.

Accounting, legal, and consulting fees

For the three months ended September 30, 2006, accounting, legal, and consulting fees decreased by $0.7 million to $2.6 million as compared to $3.3 million for the third quarter of 2005. This decrease was composed of a reduction of $0.4 million in activity related to legal fees associated with ongoing lawsuits and regulatory matters and a decrease in consulting fees of $0.4 million primarily related to capitalizing costs associated with our internally-developed software project. These decreases were partially offset by an increase of $0.1 million in accounting fees related to tax related services.

For the nine months ended September 30, 2006, accounting, legal, and consultant-related fees decreased by $0.9 million to $7.8 million as compared to $8.7 million for the same period in 2005. The decrease was composed of a reduction of $0.5 million in accounting fees associated with gaining operational efficiencies in resources used to test internal controls and hiring additional accounting personnel. In addition, accounting, legal, and consultant-related fees decreased by $0.4 million due to a reduction of legal fees associated with ongoing lawsuits and regulatory matters.

Royalties

For the three months ended September 30, 2006, royalty expense decreased by $0.6 million to $0.2 million as compared to $0.8 million for the third quarter of 2005. For the nine months ended September 30, 2006, royalty expense decreased by $2.5 million to $0.7 million as compared to $3.2 million for the same period in 2005. The decrease in royalty expense related to fully accruing future royalties associated with the long-term post-retirement royalty agreement with Dr. Bill McAnalley in the third quarter of 2005.

Credit card processing fees

For the three months ended September 30, 2006, credit card processing fees increased by $0.3 million to $2.1 million as compared to $1.8 million for the third quarter in 2005. The increase in credit card processing fees is the result of an increase in customers using credit cards. For the nine months ended September 30, 2006, credit card processing fees increased by $0.5 million to $6.4 million as compared to $5.9 million for the same period in 2005. The increase in credit card processing fees is the result of an increase in net sales and increase in customers using credit cards.

Depreciation and repair and maintenance expenses

For the three months ended September 30, 2006, depreciation and repair and maintenance expenses increased by $0.5 million to $1.9 million as compared to $1.4 million for the third quarter in 2005. For the nine months ended September 30, 2006, depreciation and repair and maintenance expenses increased by $1.2 million to $5.2 million as compared to $4.0 million for the same period in 2005. The increase in depreciation expense primarily related to capitalization of costs incurred related to Phase I of our internally-developed software project, which was put into service in 2005. The increase in repair and maintenance expenses primarily related to non-capitalizable costs incurred with corporate building renovation.

Research and development costs

For the three months ended September 30, 2006, research and development costs increased by $0.7 million to $0.9 million as compared to $0.2 million for the third quarter in 2005. For the nine months ended September 30, 2006, research and development costs increased by $1.1 million to $1.4 million as compared to $0.3 million for the same period in 2005. The increase was directly related to the development of our skin care formulation and other research and development activities.

Other miscellaneous operating expenses

The remaining miscellaneous operating expenses are primarily variable in nature and relate directly to the change in net sales. Variable costs included in other miscellaneous operating expenses consist of bank charges, telephone, postage, insurance, and offsite storage fees. For the three months ended September 30, 2006, other miscellaneous operating expenses increased by $1.2 million to $4.8 million as compared to $3.6 million in 2005. For the nine months ended September 30, 2006, other miscellaneous operating expenses increased by $3.0 million to $13.4 million as compared to $10.4 million for the same period in 2005.

Interest Income

We maintain interest-bearing accounts for certain of our cash equivalents and investments. For the three months ended September 30, 2005, interest income increased by $0.1 million to $0.6 million as compared to $0.5 million for the same period in 2005. For the nine months ended September 30, 2006, interest income increased by $0.5 million to $1.8 million as compared to $1.3 million for the same period in 2005. The increase in interest income related to the increase in the average balance and an improvement of our average yield on investments.

Other Income (Expense), Net

Other income (expense), net consists of foreign currency transaction gains and losses related to translating our foreign subsidiaries’ assets, liabilities, revenues, and expenses to the United States dollar and translating the United States parent’s monetary accounts held in foreign locations using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows:

Country	For the three and nine months ended September 30, 2005	For the three and nine months ended September 30, 2006
United States*	38%	37.5%
Australia	30%	30%
United Kingdom	30%	30%
Japan	42%	42%
Republic of Korea	25%	27.5%
Taiwan (began operations in June 2005)	25%	25%

*	For 2005 and 2006, the United States statutory income tax rates include a federal income tax rate of 35% and an average state income tax rate of 3.0% for 2005 and 2.5% for 2006.

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

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) to account for income taxes. The provisions of FAS 109 require companies to record a valuation allowance when the “more likely than not” criteria for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we review the operating results, as well as all of the positive and negative evidence related to realizability of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of September 30, 2006 and 2005, we maintain a valuation allowance for deferred tax assets in the Republic of Korea and Taiwan totaling $0.7 million and $0.3 million, respectively. We believe the “more likely than not” criteria for recognition and realization purposes, as defined in FAS 109, has not been met.

The dollar amount of the provisions for income taxes has increased because of an increase in our profitability and a change in the mix of taxable income. For the three months ended September 30, 2006, our effective tax rate decreased to 24.0% from 32.6% for the third quarter in 2005. For the nine months ended September 30, 3006, our effective tax rate decreased to 31.7% from 36.7% for the prior year period. The decrease in our effective tax rate primarily related to an increase in favorable permanent differences and tax credits, as well as a change in the mix of taxable income between countries, compared to the three and nine months ended September 30, 2005.

Net Income and Earnings Per Share

Net income primarily increased as a result of an increase in gross profit and a reduction of our effective income tax rate. Diluted earnings per share for the three months ended September 30, 2006, increased by 12.5%, or $0.04 per share, to $0.36 per share for 2006 as compared to $0.32 per share for the same period in 2005. For the nine months ended September 30, 2006, diluted earnings per share increased by 29.0%, or $0.20 per share, to $0.89 per share for 2006 as compared to $0.69 per share for the same period in 2005. The increase in diluted earnings per share primarily related to an increase in gross profit and a reduction in our effective income tax rate.

Our quarterly cash dividend for 2006 increased to $0.08 per share as compared to $0.07 per share for 2005. We have declared and paid the following dividends:

Date dividends declared	Date dividends paid	Total amount of dividends	Dividend paid per common share
November 2004	January 2005	$1.9 million	$0.07
March 2005	April 2005	$1.9 million	$0.07
June 2005	July 2005	$1.9 million	$0.07
September 2005	October 2005	$1.9 million	$0.07
November 2005	January 2006	$2.1 million	$0.08
March 2006	April 2006	$2.1 million	$0.08
June 2006	July 2006	$2.1 million	$0.08
October 2006	October 2006	$2.1 million	$0.08

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, funding international expansion, and payment of quarterly dividends. We generally fund our business objectives, operations, and expansion of our operations through our net cash flows from operations rather than incurring long-term debt, and we plan to continue to fund our needs through our net cash flows from operations. We have approximately $39.9 million in cash equivalents and $25.4 million in investments which can be used along with our normal cash flows from operations to fund any unanticipated shortfalls in our future cash flows.

Cash and Cash Equivalents and Investments

For the nine months ended September 30, 2006, we continue to preserve our strong cash and investment position. Our investment balance increased by $8.1 million, or 46.8%, to $25.4 million from $17.3 million at December 31, 2005. Our cash and cash equivalents decreased by 28.9%, or $16.3 million, to $39.9 million from $56.2 million at December 31, 2005. The decreases in cash and cash equivalents related to the purchase of additional investments, funding additional restricted cash, and funding capital asset purchases.

Working Capital

For the nine months ended September 30, 2006, our working capital decreased by 22.6%, or $8.6 million, to $29.5 million from $38.1 million at December 31, 2005. This decline in working capital primarily related to the use of current assets to fund capital assets and purchase long-term investments. Although we can give no assurances, we believe our working capital will remain relatively unchanged as we monitor our existing cash flow needs with our current long–term investment strategy.

Our net consolidated cash flows consist of the following:

For the nine months ended September 30,
Provided by (used in):	2005		2006
Operating activities	$27.6 million		$23.4 million
Investing activities	$(11.6 million	)	$(29.2 million	)
Financing activities	$(10.1 million	)	$(9.9 million	)

Operating Activities

For the nine months ended September 30, 2006, our net operating activities provided cash of $23.4 million compared to providing cash of $27.6 million for the same period of 2005. Net income adjusted for noncash activities provided cash of $33.9 million as compared to providing cash of $24.2 million for the same period of 2005. For the nine months ended September 30, 2006, our working capital accounts used $10.4 million in net operating cash flow as compared to providing $3.4 million in net operating cash flow for the same period of 2005. Our working capital accounts include increases in receivables, inventories, prepaid expenses, and deferred revenues, and a reduction in cash, payables and accrued expenses. In addition, our decrease in working capital included a shift of short term investments into long-term investments Although we can give no assurances, we anticipate our operating activities will continue to provide cash for our operating needs in the future.

Investing Activities

Our net investing activities for the nine months ended September 30, 2006, used cash of $29.2 million compared to using cash of $11.6 million for the same period of 2005. For the first nine months of 2006, we purchased $20.3 million in capital assets and investments compared to purchasing $9.2 million in capital assets and investments for the same period of 2005. This use of cash in 2005 was partially offset by decreasing restricted cash by $0.3 million and the timing of holding security deposits of $2.5 million for our annual travel incentives.

Capital asset purchases include capitalized costs associated with our internally-developed software system. In 2004, we substantially completed the development of Phase I of this project, and in 2005, we began configuring Phase II. We originally anticipated to have substantially completed this project in the third quarter of 2006. However, we have extended the deadline for completion to April 2007 in order to add additional functionality and fully test the configuration and integration of this large-scaled internally developed software project. The postponement is projected to increase the total estimated cost of this project from $31.0 million to $35.0 million A recap of the total expected costs associated with this internally-developed software system is as follows:

	Capitalized costs	Non-capitalized costs	Total estimated costs
2004	$3.1 million	$0.5 million	$3.6 million
2005	$9.3 million	$2.3 million	$11.6 million
Nine months ended September 30, 2006	$10.5 million	$1.7 million	$12.2 million
Anticipated costs to be incurred for the remainder of 2006 and early 2007	$5.6 million	$2.0 million	$7.6 million

Total costs of project	$28.5 million	$6.5 million	$35.0 million

As a result of adding additional functionality to our internally-developed software, we anticipate reducing the amount of capital assets purchased in the future from $2.0 million – $4.0 million to $1.0 million – $3.0 million for use in our expansion of our corporate facilities and planned international expansion.

Financing Activities

For the nine months ended September 30, 2006, we used cash of $9.9 million to fund our financing activities and used cash of $10.1 million for the same period of 2005. For the nine months ended September 30, 2006, we used cash of $4.3 million to fund quarterly cash dividend payments to our shareholders and used $7.0 million in cash to purchase our common stock in the open market. This use of cash was partially offset by receiving $0.9 million in cash proceeds from option holders exercising their stock options and recording a tax benefit related to stock options exercised of $0.5 million.

For the nine months ended September 30, 2005, we used cash of $5.7 million to fund quarterly cash dividends to our shareholders and purchased $5.0 million of our common stock in the open market. In 2006, we purchased $7.0 million of our common stock in the open market and we plan to continue to purchase our stock. As of September 30, 2006, we had 196,124 additional shares available from the previously announced, board-approved plan, which can be used by the Company to purchase our common stock. In addition, in August 2006, the Board authorized us to purchase up to $20 million of our common stock in the open market. Such purchases would use between $22.5 million and $23.5 million of our cash.

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

We do not have any special-purpose entity arrangements, nor do we have any off balance-sheet arrangements. However, we do maintain certain future commitments associated with various agreements and contracts. As of September 30, 2006, our future commitments and obligations are as follows:

•	funding various operating leases for building and equipment rental of $14.2 million through 2017;

•	funding various supply agreements to purchase raw materials of $8.8 million through 2016;

•	funding an estimated $3.0 million of the long-term post-employment royalties payable to Dr. McAnalley through 2015;

•	funding a total of $2.6 million for non-cancellable employment agreements through December 2007, with Mr. Caster, Mr. Persinger, Mr. Price, Mr. Fenstermacher, Mr. O’Day, and Mr. Clark, who are executive officers of the Company; and

•	funding cash donations of $0.2 million in 2006 to MannaRelief, a non-profit 501(c)(3) charity.

Recent Accounting Pronouncements

FAS 157. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principals, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2006. We do not believe the adoption of FAS 157 will have a significant effect on our consolidated financial position, results of operations, or cash flows.

FAS 158. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R”, (“FAS 158”). Under the provisions of FAS 158, a company is required to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. FAS 158 also requires a company to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. FAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We maintain a Defined Benefit Plan for our Japan subsidiary and are currently assessing the impact of the adoption of this statement to our consolidated financial position, results of operations, or cash flows.

FIN 48. In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We currently are evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations, or cash flows.

SAB 108. In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial position, results of operations, or cash flows.

Forward-Looking Statements

Certain disclosures and analyses included in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or statements other than statements of historical fact are considered forward-looking statements. These statements reflect our current views about future events and/or financial performance. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside our control. Some of these forward-looking statements include statements regarding:

•	management’s plans and objectives for our future operations;

•	the adequacy of our existing cash flows to fund future operational needs;

•	future plans related to our budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	our applicable statutory tax rates remaining unchanged;

•	the realization of our net deferred tax assets;

•	the impact of future market changes due to exposure to foreign currency translations;

•	certain of our policies, procedures, or internal processes minimizing exposure to market risk;

•	the impact of any future accounting pronouncements on our financial position, results of operations, and cash flows;

•	the impact of unsubstantiated information or articles written by outside parties;

•	the outcome of new or existing regulatory and litigation matters; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	our intended plans for new product development;

•	changes in our product mix;

•	reaction to reformulated products;

•	changes in our manufacturing costs;

•	changes in agreements with or in the operating condition of our suppliers or manufacturers;

•	reaction to new market campaigns;

•	future impact of any changes to our global associate career and compensation plan or incentives;

•	introduction of new incentives;

•	projected future growth or trends;

•	repurchasing our stock and the effects of repurchases of our common stock in the open market;

•	projected costs associated with issuing stock options;

•	continuation of cash dividend payments;

•	our ability to attract and retain independent associates and members;

•	regulatory changes that may affect our operations and/or products;

•	inquires from regulatory agencies;

•	the outcome of any pending litigation;

•	conduct of our independent associates;

•	any impact of competition, competitive products, and pricing;

•	the political, social, and economic climate in which we conduct our operations; and

•	the risk factors described in this report, as well as other reports we have filed with the United States Securities and Exchange Commission.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we believe we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include currencies in Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. The current (spot) rate, weighted-average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2006 were as follows:

Country (foreign currency name)	Low	High	Weighted- Average	Spot
Australia (Dollar)	$0.70440	$0.77580	$0.74795	$0.74680
Canada (Dollar)	$0.85360	$0.91060	$0.88318	$0.89790
Denmark (Krone)	$0.15850	$0.17000	$0.16690	$0.17000
Germany (Euro)	$1.18400	$1.26880	$1.24498	$1.26880
Japan (Yen)	$0.00841	$0.00912	$0.00864	$0.00848
New Zealand (Dollar)	$0.59620	$0.69920	$0.64180	$0.65350
Republic of Korea (Won)	$0.00100	$0.00111	$0.00106	$0.00107
Taiwan (Dollar)	$0.03023	$0.03189	$0.03086	$0.03023
United Kingdom (British Pound)	$1.72280	$1.90840	$1.81842	$1.87260

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2006, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over our financial reporting. However, in April 2007, we plan to complete the implementation of Phase II of our internally-developed software project, which will complete the integration of our global operational systems with our financial system into the Oracle/JD Edwards Enterprise One System. We do not anticipate the completion of the implementation of the fully-integrated system will have a material affect on our internal control over our financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have been sued in three securities class action lawsuits in the United States District Court for the District of New Mexico, which remain pending.

•	First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against the Company and Mr. Samuel L. Caster, our Chief Executive Officer, on behalf of himself and all others who purchased or otherwise acquired our common stock between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby.

•	Second, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against the Company, Mr. Caster, Mr. Terry L. Persinger, our President and Chief Operating Officer, and Mr. Stephen D. Fenstermacher, our Chief Financial Officer.

•	Third, on September 5, 2005, Mr. Michael Bruce Zeller filed a class action lawsuit against the Company, Mr. Caster, Mr. Persinger, and Mr. Fenstermacher.

The allegations in these class action lawsuits are substantially identical. The complaints allege we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, claiming that defendants artificially inflated the value of our common stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of our products during the purported class period.

On December 12, 2005, the Court granted a motion to consolidate the three putative class action lawsuits into one civil action styled “In re Mannatech, Incorporated Securities Litigation.” Also, on January 4, 2006, the Court entered an order appointing “The Mannatech Group,” consisting of Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John C. Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, as lead plaintiffs and appointing the law firms Lerach Coughlin Stoia Geller Rudman & Robbins LLP, as lead counsel, and Freedman Boyd Daniels Hollander & Goldberg, P.A., as liaison counsel, for the putative class. On March 3, 2006, the lead plaintiffs filed an amended consolidated class action complaint.

Our motion to transfer venue to the United States District Court for the Northern District of Texas, Dallas Division, in the consolidated class action lawsuits remains pending before the Court. Both sides have submitted briefings on the issue of transfer, and we filed a Notice of Completion of Briefing with the Court on June 28, 2006. We anticipate the Court will rule on this motion in the coming months.

We have also been sued in three shareholder derivative lawsuits, which remain pending.

•	First, on October 18, 2005, a shareholder derivative lawsuit was filed by Norma Middleton, Derivatively and on Behalf of Nominal Defendant, Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Donald A. Buchholz, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, and Patricia A. Wier, in the United States District Court for the Northern District of Texas, Dallas Division.

•	Second, on January 11, 2006, a shareholder derivative action was filed by Kelly Schrimpf, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Steven W. Lemme, and Stephen D. Fenstermacher in the 162nd District Court of Dallas County, Texas.

•	Third, on January 13, 2006, a shareholder derivative action was filed by Frances Nystrom, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, John Stuart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, and Donald A. Buchholz in the United States District Court for the Northern District of Texas, Dallas Division.

Each of these shareholder derivative lawsuits makes allegations similar to the allegations of the shareholder class action litigation described above.

Our independent directors appointed a Special Litigation Committee to review these matters and determine the proper corporate response. This review was completed on August 26, 2006 and the Special Litigation Committee issued its report, determining that it is in the best interests of Mannatech to dismiss the derivative lawsuits. Statements by us to this effect were filed with the courts in the respective derivative cases on September 13, 2006.

The Schrimpf state court lawsuit is presently stayed pending the final disposition of the Middleton federal lawsuit, the first-filed derivative action. Our motions to stay in the Middleton and Nystrom federal court lawsuits, pursuant to Texas Business Corporation Act art. 5.14, have been denied by the Court. Our motion to consolidate the Middleton and Nystrom lawsuits remains pending, as does a separate motion to consolidate filed by Middleton on August 17, 2006. Competing motions to appoint lead plaintiff and lead counsel have also been filed by both Middleton and Nystrom. These motions were filed August 17, 2006, and September 6, 2006, respectively, and remain pending.

We have reached an agreement with each of the derivative plaintiffs’ counsel, as well as with counsel for the lead plaintiffs in the consolidated securities class action, to explore an early mediation. Therefore the parties in the derivative suits have filed agreed motions to extend for 90 days the date by which the defendants must file their answer, motion to dismiss, or otherwise file a responsive pleading. These motions are pending before the Court.

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

On March 16, 2006, we filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of our utility U.S. Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas. We sued Glycobiotics to cease the manufacture, sale, and use of its glyconutritional product marketed under the brand name “Glycomannan” and for alleged unfair competition due to false and misleading statements. In April 2006, Glycobiotics filed its response and asserted various affirmative defenses. We intend to vigorously prosecute the case. The case is currently in the initial phases of discovery, and we expect a trial date in 2007.

On May 5, 2006, we also filed a patent infringement lawsuit against Techmedica Health™ Inc. for alleged infringement of our utility U.S. Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. We sued Techmedica Health to cease the manufacture, sale, and use of its glyconutritional product marketed under the brand name “Nutratose” and for alleged unfair competition due to false and misleading statements. In June 2006, we filed an objection to the change in venue filed by Techmedica Health™ Inc. The court agreed with our position and denied Techmedica’s motion to transfer on August 3, 2006. We intend to vigorously prosecute the case. The case is currently in the discovery phase and we expect a trial date in early 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2004, our Board of Directors authorized us to repurchase, in the open market, up to 5% of our outstanding shares, or approximately 1.3 million shares, of our common stock to help manage any dilutive effects of our common stock in the open market. On August 28, 2006, our Board of Directors approved a second program permitting us to purchase up to $20 million of our outstanding common shares. As of September 30, 2006, we have purchased the following number of shares of our common stock in the open market:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
May 2005	190,850	$15.71	190,850
September 2005	182,626	$10.95	182,626
October 2005	207,023	$9.66	207,023
May 2006	73,955	$13.52	73,955
June 2006	253,289	$11.84	253,289
July 2006	144,840	$13.81	144,840
August 2006	68,861	$14.51	68,861

Total	1,121,444	$12.48	1,121.444	196,124

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998

3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	8-K	000-24657	99.1	August 22, 2001

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1	Consulting Agreement between Bettina S. Simon and Mannatech, dated June 11, 2006.	8-K	000-24657	99.1	June 12, 2006

10.2	Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated June 15, 2006.	8-K	000-24657	99.1	June 19, 2006

10.3	Employment Agreement between Terence O’Day and Mannatech, dated June 27, 2006.	8-K	000-24657	99.1	June 30, 2006

10.4	Employment Agreement between B. Keith Clark and Mannatech, dated August 28, 2006.	8-K	000-24657	99.1	August 29, 2006

10.5*	Renewal of Consulting Agreement between Dr. Bill McAnalley and Mannatech, dated August 15, 2006.	*	*	*	*

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

November 9, 2006	/S/ SAMUEL L. CASTER
Samuel L. Caster
Chief Executive Officer and Chairman of the Board
(principal executive officer)

November 9, 2006	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher
Senior Vice President and Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998

3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	8-K	000-24657	99.1	August 22, 2001

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1	Consulting Agreement between Bettina S. Simon and Mannatech, dated June 11, 2006.	8-K	000-24657	99.1	June 12, 2006

10.2	Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated June 15, 2006.	8-K	000-24657	99.1	June 19, 2006

10.3	Employment Agreement between Terence O’Day and Mannatech, dated June 27, 2006.	8-K	000-24657	99.1	June 30, 2006

10.4	Employment Agreement between B. Keith Clark and Mannatech, dated August 28, 2006.	8-K	000-24657	99.1	August 29, 2006

10.5*	Renewal of Consulting Agreement between Dr. Bill McAnalley and Mannatech, dated August 15, 2006.	*	*	*	*

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.

1