Form 10-K
period 2006-12-31
MANNATECH INC
filed 2007-03-16
CIK 1056358

2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was $199,541,699 based on the closing sale price of $12.61, as reported on the NASDAQ National Market.

The number of shares of the Registrant’s common stock outstanding as of March 6, 2007 was 26,421,487 shares.

Documents Incorporated by Reference

Mannatech incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for the Registrant’s 2007 annual shareholders’ meeting to be filed pursuant to Regulation 14A on or before April 30, 2007.

Since our initial public offering, Mannatech’s common stock has traded on the NASDAQ National Market under the symbol “MTEX.” Our corporate filings can be viewed on the SEC’s website at www.sec.gov or on our corporate website at www.mannatech.com. Our filings can also be obtained by contacting Mannatech’s investor relations department at IR@mannatech.com or calling 972-471-6512.

Special Note Regarding Forward-Looking Statements

Certain disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance or other statements other than statements of historical fact are considered forward-looking statements and reflect only current views about future events and financial performance. These forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	management’s plans and objectives for future operations;

•	existing cash flows being adequate to fund future operational needs;

•	future plans related to budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	the realization of net deferred tax assets;

•	the ability to curtail operating expenditures;

•	global statutory tax rates remaining unchanged;

•	the impact of future market changes due to exposure to foreign currency translations;

•	the possibility of certain policies, procedures, and internal processes minimizing exposure to market risk;

•	the impact of new accounting pronouncements on financial condition, results of operations, or cash flows;

•	the outcome of new or existing litigation matters;

•	the outcome of new or existing regulatory inquiries or investigations; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	overall expected growth in the nutritional supplements industry;

•	plans for expected future product development;

•	changes in manufacturing costs;

•	shifts in the mix of packs and products;

•	the future impact of any changes to global associate career and compensation plan or incentives;

•	the ability to attract and retain independent associates and members;

•	new regulatory changes that may affect operations and/or products;

•	any impact of competition, competitive products, and pricing;

•	any impact related to media or publicity;

•	the political, social, and economic climate; and

•	the risk factors described in this report, as well as other reports filed with the United States Securities and Exchange Commission.

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

PART I

Item 1. Business

Overview

We are a global wellness solution provider, which was incorporated and began operations in November 1993. We currently sell our products in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. We develop and sell innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that target optimal health and wellness. We operate as a single segment and primarily sell our products and starter and renewal packs through a network of independent associates and members, also called current independent associates and members. As of December 31, 2006, we had approximately 544,000 independent associates and members who have purchased our products within the last 12 months.

We sell our products through network-marketing, which we believe is a unique and very effective communication channel for both our business and our products. Today there are thousands of products that can be purchased by consumers through a vast array of channels including retail centers, mass marketing, the Internet, or network-marketing. We believe the network-marketing channel allows us to effectively communicate the distinguishing potential benefits and unique properties of our proprietary products to our consumers. Additionally, we believe network-marketing effectively accelerates new product introduction into the global marketplace at a lower cost than other more conventional marketing methods such as expensive ad campaigns. In addition, network-marketing allows our business-building independent associates an avenue to supplement their income and develop financial freedom by building their own businesses centered around our business philosophies and unique products.

Since our initial public offering in February 1999, our common stock has traded on the NASDAQ Global Stock National Market under the symbol “MTEX”. Information for each of our five most recent fiscal years, with respect to our net sales, results of operations, and identifiable assets is set forth in “Item 6. – Selected Financial Data” of this report.

Our principle executive offices are located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019 and our telephone number is (972) 471-7400. Our corporate filings can be viewed on the United States Securities and Exchange Commission’s website at www.sec.gov or our corporate website at www.mannatech.com or obtained by contacting our investor relations department at (972) 471-6512 or IR@mannatech.com.

Products and Product Development

Products. Scientists have discovered that a healthy body consists of many sophisticated components working in harmony to achieve optimal health and wellness and that the body needs to achieve and/or maintain accurate cellular communication to function at an optimal level. In its most basic form, a body’s internal communication occurs at the cellular level and is referred to as cell-to-cell communication. Scientists also discovered that there are over 200 monosaccharides, also called sugar molecules, which form naturally. Eight of these specific monosaccharides, or sugar molecules, are considered vital components for cellular communication in the human body. Furthermore, scientists discovered that these monosaccharides, or sugar molecules, attach themselves to certain proteins, which then form a molecule called glycoprotein. Harper’s Biochemistry, a leading and nationally-recognized biochemistry reference source, recognizes that these eight sugar molecules are found in human glycoproteins and are believed to be essential in helping to promote and provide effective cell-to-cell communication in the human body. These eight monosaccharides, or sugar molecules, include the following:

•	fucose;

•	galactose;

•	glucose;

•	mannose;

•	N-acetylgalactosamine;

•	N-acetylglucosamine;

•	N-acetylneuraminic acid; and

•	xylose.

The tenure of our effective proprietary ingredients is as follows:

•	In 1994, we developed and began selling our first products containing Manapol®, an ingredient that supports cell-to-cell communication.

•

In 1996, we enhanced our products based on the study of glycoproteins, our scientists developed our own proprietary compound, Ambrotose® complex, which we patented. Ambrotose® complex is a blend of specific monosaccharides, also called glyconutrients (sugar), that help provide support for the immune system.

•

In 2001, we broadened our proprietary ingredients by developing Ambroglycin®, a balanced food-mineral matrix that helps deliver nutrients to the body, which is used in our proprietary Catalyst and Glycentials® products.

•	In 2004, we introduced our proprietary blend of antioxidant nutrients, called MTech AO Blend®, which is used in our proprietary antioxidant product, Ambrotose AO®.

•	In 2006, we introduced a unique blend of plant-based minerals, natural vitamins, and standardized phytochemicals for use in our proprietary product, PhytoMatrix™.

•

In 2006, we introduced a compound used in reformulated Advanced Ambrotose™. This compound allows for a more potent concentration of the full size range of mannose-containing polysaccharides occurring naturally in aloe into a stable powdered form.

Currently, we offer two dozen different nutritional products, three topical products, seven different skin care products, and a weight-management system consisting of four different products. We also offer a full spectrum of sales aids for our independent associates including various enrollment and renewal packs, orientation and training programs, brochures, audio and videotapes, DVDs, web-based data management tools, and personalized website development.

Our product philosophy focuses on a full spectrum of products aimed at helping to promote and maintain optimal health and wellness including the following:

Optimal Health, which offers a variety of nutritional supplements that aid in optimizing overall health and wellness and includes Plus, Classic Plus, Advanced Plus, Glycentials® Vitamin and Mineral Supplement, Ambrotose AO®, Advanced Ambrotose ™, PhyoMatrix™, Undaria, and Catalyst.

Wellness Management, which concentrates on specialized nutrients to help support and maintain specific areas of the body and includes Ambrotose® complex, CardioBalance®, ImmunoStart®, Ambrotose ® Bulk, MannaCleanse™, PhytAloe®, PhytAloe® Bulk, GI-Pro®, GI-Zyme®, and Ambrotose ™ Classic.

Lifestyle Solution, which is specifically designed to further support distinct physiological functions that may need additional nutritional support and includes Manna-C™, AmbroStart®, Mannatonin™, MannaBar™, and Wellness Water Bottle.

Sports Performance Nutrition, which targets an active lifestyle, helps provide nutrition to support optimal physical performance and maintain muscle mass, and includes Sport and Empact®.

Weight-Management, called GlycoLEAN® BODY System that concentrates on certain aspects of nutrition and weight management and includes Accelerator 3™, FiberSlim™, and GlycoSlim® Meal Replacement Drinks in Vanilla and Chocolate.

Skin Care, which is designed to help improve and strengthen the skin’s own natural texture, softness and elasticity including damaged areas, as well as help deliver vital antioxidants to the skin and includes three topical products: AmbroDerm®, Emprizone®, and Firm. In 2006, we introduced seven additional skin care products into Japan and Republic of Korea, which include: Optimal Face Cleansing Cream, Optimal Skin Lotion, Optimal Skin Serum, Optimal Eye Cream, Optimal Aftershave Milk, Optimal Cleansing Oil, and Optimal Skin Cream.

Children’s Growth Essentials, which target nutrition for children to help optimize overall health and wellness and includes Glyco-Bears® and MannaBears™.

In 2007, we are continuing our plans to launch additional skin-care products into the United States, Canada, Australia, New Zealand, Taiwan, the United Kingdom, Denmark, and Germany. We also plan to launch PhytoMatrix™ into other international markets and phase out Glycentials® and Catalyst.

Product Development. Our product committee continues to focus on potential new products and compounds that help target or promote overall health and wellness. When considering new products and compounds, our product committee considers the following criteria:

•	marketability and proprietary nature of the product;

•	demand for the product;

•	competitors’ products;

•	regulatory considerations;

•	availability of ingredients; and

•	existence of data supporting claims of efficacy.

To maintain a flexible operating strategy and the ability to increase production capacity, we contract with third-parties to produce all of our products, which allows us to effectively respond to fluctuations in demand with minimal investment and helps control our operating costs. We believe our suppliers and manufacturers are capable of meeting our current and projected inventory requirements over the next several years. However, as a safety measure, we have also identified and approved alternative suppliers and manufacturers to ensure that our global demands are met in a timely manner and to help minimize any risk of business interruption.

Industry Overview

Nutrition Industry

We operate in the nutritional supplement industry and distribute and sell our products through our own global network-marketing channel. The nutritional supplement industry is highly fragmented and intensely competitive. It includes companies that manufacture and distribute products that are generally intended to enhance the body’s performance and well being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom. Prior to 1990, all dietary supplements in the United States were tightly regulated by the Food & Drug Administration (“FDA”) and only included essential nutrients such as vitamins, minerals and proteins. In 1990, the Nutrition Labeling and Education Act expanded the category to include “herbs or similar nutritional substances,” but the FDA maintained control over pre-market approval. However, in 1994, a law was passed in the United States that drastically changed the dietary supplement marketplace. That landmark law is the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), which was instrumental in expanding the category of dietary supplements to further include herbal & botanical supplements and ingredients such as: Ginseng, fish oils, enzymes, and various mixtures of these ingredients. Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.

Nutritional supplements are sold through mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores, health food stores, mail order companies, and direct sales organizations. Direct selling, of which network-marketing is a significant segment, has grown significantly and has been enhanced in the past decade as a distribution channel due to advancements in technology and communications resulting in improved product distribution and faster dissemination of information.

The Nutrition Business Journal is a research, publishing and consulting company serving the nutrition, natural products and alternative health care industries. According to the Nutrition Business Journal, Supplement Business Report 2006, the United States supplement sales to consumers in 2005 were $21.3 billion, which represented sales growth of 4.5% in 2005. The report also forecasts a 3-5% compound annual growth rate in sales for 2006 through 2008. Historical sales for 2004, 2005, and growth forecasts for 2006 from the different sectors within the United States nutrition industry were as follows:

Nutrition Industry Sector	2004	2005	Projected 2006
Functional foods	35%	35%	35%
Nutritional supplements	30%	28%	27%
Natural and organic foods	27%	28%	29%
Natural personal care	8%	9%	9%

Total nutrition industry	100%	100%	100%

Of the total reported annual revenues from the United States nutrition industry, sited above, the percentage of total annual revenues by sales outlet type for 2004, 2005, and projected 2006 were as follows:

Nutrition Industry Sales Outlet	2004	2005	Projected 2006
Grocer, drug, mass merchandise or club	53%	52%	52%
Specialty retail	33%	35%	35%
Mail order	2%	2%	2%
Multi-level marketing/direct selling	8%	8%	8%
Practitioner	3%	2%	2%
Internet	1%	1%	1%

Total sales by sales outlet	100%	100%	100%

The Nutrition Business Journal also reported that global nutritional industry sales for 2005 were $210.8 billion and that on average, the global nutritional industry grew 7.5%. Predictions for 2006 are that the global nutritional industry will grow 7.4%. The expected growth rate for the global nutrition industry is largely attributed to the following:

•	the wide acceptance of the Internet and increased access to information by consumers;

•	the rising cost of traditional health care;

•	the growing acceptance and study of the concept of natural-based alternatives;

•	the general aging of the population; and

•	the passage of regulatory acts in foreign markets similar to those in the United States, such as the DSHEA Act of 1994.

Direct Selling/Network-Marketing Channel

Since the 1990’s, the direct selling or network-marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct-selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-products companies have launched their own direct-selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, by-pass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. Direct selling is an industry with steady annual growth, healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association there were approximately 58.6 million sales people around the world who generated $102.6 billion in retail sales from 2002 to 2005.

Our consolidated net sales for 2006 grew 5.3%, which was higher than the Nutrition Business Journal’s industry predicted average annual growth rate of 4%. In 2007, we believe our net sales growth rate will continue to surpass the industry predicted average annual growth rate as we plan to continue to launch our products into existing countries and expand into new international markets. We believe the combination of our “high tech with high touch” network-marketing approach, coupled with the reported efficacy of our blend of distinct and unique proprietary ingredients, allows us to differentiate ourselves from our competition within the nutrition industry in order to achieve future global growth.

Operating Strengths

1.	High-Quality, Innovative, Proprietary Products. Our product concept is based on the scientific belief that certain monosaccharides, or sugar molecules, are essential for maintaining a healthy immune system. We believe the addition of effective nutritional supplements to a well-balanced diet, coupled with an effective exercise program, will enhance and help maintain optimal health and wellness. Our products are formulated with predominately naturally-occurring, plant-derived, carbohydrate-based ingredients that are designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness, rather than developing synthetic, carbohydrate-based products, as other companies are doing.

We believe that our patented proprietary blend of Ambrotose® complex found in the majority of our products distinguishes us as a leader in the global nutritional supplements industry and that no other combination of vitamins, minerals, amino acids, or herbals can replace the glyconutrients, also known as monosaccharides or sugar molecules, found in our Ambrotose ® complex. We also believe the use of unique compounds found in our products allows us to effectively differentiate and distinguish our products from those of our competitors.

2.	Research and Development Efforts. We are steadfast in our commitment to quality-driven research and development. We use systematic processes for the research and development of our unique proprietary product formulas, as well as the identification of quality suppliers and manufacturers. Our research and quality assurance programs are outlined on our corporate website, www.mannatech.com. In addition, we developed an educational website, called www. GlycoScience.org, that is used as an educational database, which provides a database on nutritional supplements and their ingredients.

Dr. Robert Sinnott, who was hired in August 2005, leads our team of well experienced researchers and scientists. Our team of researchers continually reviews the latest published research data, attends scientific conferences, and draws upon its vast knowledge and expertise. In addition, our research team works in collaboration with other research firms, universities, institutes, and scientists. Our products have been the focus of various clinical studies and research programs. Some of the more recent research agreements include a research agreement signed in June 2006, with Hyperion Biotechnology, Inc., to fund a research study related to Ambrotose® complex and a third agreement signed in December 2006, with St. George’s Hospital & Medical School, in London, England to help fund a three-year clinical trial related to dosing and optimization study on our Ambrotose® complex technology.

We have strategic alliances with our suppliers, consultants, and manufacturers, which allow us to effectively identify, develop, and market high-quality, innovative, proprietary products that increase our competitive advantage in the marketplace.

Our research and development efforts include developing and maintaining quality standards, supporting development efforts for new ingredients and compounds, and improving or enhancing existing products or ingredients. In addition, our research and development team identifies other quality-driven suppliers and manufacturers for both our global and regional needs. In 2005 and 2006, we invested approximately $5.0 million and $6.5 million, respectively, in research and development efforts and projects and plan to spend between $6.5 million and $7.6 million in 2007.

3.	Quality Assurance Program. We use qualified manufacturing contractors to produce, test and package our finished products. These contractors must strictly adhere to our quality assurance program and must be registered with the FDA and certified by the Therapeutic Goods Administration of Australia, (“TGA”). The TGA requires companies that manufacture dietary supplements to comply with its Good Manufacturing Practices (“GMP”) regulations for medicinal products. Our quality assurance program complies with the following regulations:

•	the FDA GMP for Dietary Ingredients and Supplements as described in the Federal Register, vol. 68 no. 49, March 2003;

•	the GMP for human food, as described in Title 21 part 110 of the Federal Code of Regulations; and

•	the requirements of the Natural Health Products Directorate of Canada.

We have established a quality assurance program, designed to ensure compliance with regulatory requirements and to ensure that proper controls are maintained in the manufacturing, testing, packaging, storage and distribution of our products. These controls include a comprehensive supplier quality program that requires frequent audits and surveillances, third-party certifications, and product monitoring.

Our in-house quality assurance program is headed up by a team of professionals, many of whom have extensive experience in the pharmaceutical industry and continually monitor the quality assurance aspects of our products, including the production of our products. Our quality professionals develop standards that establish the quality characteristics that each ingredient and finished product must meet, develop testing methods, and perform tests and inspections to ensure that products are high quality, safe, and effective. Products and ingredients not meeting our strict standards are rejected by our quality assurance department.

We also require our dietary supplements to be packaged with inner and outer seals to help minimize the risk of tampering and perform stability studies under controlled and accelerated temperature storage conditions to ensure the accuracy of the shelf life and expiration dates of our products.

4.	High-Caliber, Industry-Leading Independent Associates. Our global team of independent associates are comprised of very dedicated, hard working, high-caliber individuals, many of whom have been associated with the network-marketing industry for decades and have been loyal to Mannatech since our beginning in 1993. To capitalize on their wealth of knowledge and experience, we sponsor a panel of independent associates, called “the North American Associate Advisory Council”, and a panel of international independent associates, called the “Global Advisory Council” (collectively called the “Advisory Counsels”), which help identify and effectively relay the needs of our independent business-building associates to us. Each member of the Advisory Councils is elected by their peers and serves a three-year term. The Advisory Councils meet periodically with our team of senior management to recommend changes, discuss issues, and provide new ideas or concepts, including a full spectrum of innovative ideas for additional quality-driven nutritional supplements aimed at maintaining optimal health and wellness.

5.	Support Philosophy for Our Customers. We are fully committed to providing the highest level of support services to our customers and believe that we meet expectations and build customer loyalty through the following:

•	providing efficient order processing centers to support our operations;

•	offering highly-personalized and responsive customer service;

•	offering a reasonable product return policy;

•	providing a comprehensive corporate website, which allows instant access to Internet ordering, marketing and educational information, and unique and innovative marketing tools;

•	offering free personalized website development for our independent associates;

•

maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and downline organization reporting for our independent associates at minimal costs;

•	offering updated training/orientation programs for our independent associates;

•	providing strategically based distribution fulfillment centers to ensure our products are shipped on time and at minimal cost;

•	sponsoring comprehensive training about our products and promotional materials, and offering a full spectrum of comprehensive educational materials; and

•

sponsoring several corporate events, which are designed to provide information, education, and motivation for our dedicated business-building associates and help stimulate business development. These events provide an interactive venue for introducing new products and services and allow interaction between our management teams, outside researchers, and our independent associates.

6.	Flexible Operating Strategy. We believe efficiency, focus, and flexibility are paramount to our operations. For over a decade, we have contracted with third parties to produce our proprietary raw materials and manufacture our proprietary products, which we believe allows us to minimize capital expenditures, benefit from their expertise, and build additional resources for strategic alliances in the areas of distribution and logistics, product registration, and export requirements. By contracting with various suppliers and manufacturers and by outsourcing distribution for all of our foreign operations, except Europe, we believe we can quickly adapt our operations to current demands in a timely, efficient, and cost-effective manner. We monitor the performance of our third party contractors to ensure they maintain a high quality of service. In addition, we identify alternative sources for our raw materials suppliers and finished goods manufacturers to help prevent any risk of interruption in production should any existing contractors become unable to perform satisfactorily.

7.	Experience and Depth of Our Management Team. Our team of executives has extensive experience in all aspects of business operations and is highly-focused on our success. We also invest in comprehensive executive-based training for our core management team to continue to improve the quality and integrity of our operations. Our board of directors is composed of two executive officers and seven non-employee directors, including five independent directors. Our board members have a wealth of knowledge and experience in all aspects of business operations and are especially well versed in network-marketing, finance, nutritional products, legal, corporate governance, and clinical research. Our entire management team is committed to delivering high-quality products and superior service.

Business Strategy

Coupled with our operating strengths, our business strategy and operating goals for our future include the continuation of the following:

•

Strengthening our Financial Results and Adding Value to Our Shareholders and Independent Associates. We reported a 5.3% increase in our consolidated net sales and a 13.1% increase in our consolidated net income for the year ended December 31, 2006 as compared to 2005. Our Board of Directors plans to continue to declare quarterly cash dividends in the future. We believe we can continue to concentrate on improving financial results by focusing on ways to increase our revenues in both our domestic and foreign operations, continuing to control all operating costs, and planning expansion into additional foreign markets.

•

Developing New Products and Enhancing Existing Products. We continue to focus on new areas for future product development. In 2007, we plan to continue to introduce our new products into additional international markets and plan to develop a new children’s PhytoMatrix™ product. We continue our research efforts and strive to ensure that all of our products are made from high-quality, effective ingredients that contain one or more of our proprietary compounds, which we believe contributes to our cutting-edge industry leader goals. We expect that any future products we develop will further complement and enhance our existing products.

•

Attracting New Independent Associates and Retaining Existing Independent Associates. We continually examine our global associate career and compensation plan and periodically introduce new incentives, such as our annual travel incentives, to attract, motivate, and retain independent associates. We believe our global associate career and compensation plan encourages greater associate retention, motivation, and productivity. No single independent associate has ever accounted for more than 10% of our consolidated net sales.

Intellectual Property

Trademarks. We aggressively pursue registrations for all trademarks associated with our key products and protection of our legal rights concerning our trademarks. As of December 31, 2006, we had approximately 37 trademark registrations in the United States and approximately seven trademark applications pending with the United States Patent and Trademark Office. At December 31, 2006, we also had approximately 365 trademark registrations and 111 trademark applications pending in 22 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop the unauthorized use of a trademark by a third party anywhere in the United States provided the unauthorized third party user has not previously perfected its common law rights of the trademark in the specific geographic area prior to the date we register our trademark.

Patents. We apply for patent protection in various countries to protect our formulations and use of compositions and methods that relate to our Ambrotose® complex technology. As of March 1, 2007, we were issued 3 patents in the United States and 40 patents in various foreign jurisdictions. We also have nine pending patent applications in the United States. Five of our United States pending patents are in connection with our Ambrotose® complex technology and Ambrotose AO®. The other four patent applications are in connection with i) ImmunoStart®, a biomarker assay, ii) phytonutrients, and iii) our website www.GlycoScience.org. At December 31, 2006, we also had submitted 15 patent applications in various foreign jurisdictions in connection with our Ambrotose® complex technology. Depending on the jurisdiction, an issued patent grants us certain rights to prevent others from: making, offering to sell, using, importing and/or selling the patented subject matter for the term of the patent. The exclusionary rights of these patents are national in scope. Until a patent is approved and issued, we cannot exclude others from making, using, selling, offering to sell, or importing a product that falls within the scope of the claims in the application. We also own our Internet domain name www.mannatech.com.

Associate Distribution System

Overview. Our sales philosophy is to distribute our products through network-marketing channels where consumers purchase products for personal consumption or resale. Members purchase our products at a discounted retail value, but do not participate in our global associate career and compensation plan. Independent associates purchase our products at a discounted wholesale value and are eligible to participate in our global associate career and compensation plan. All of our associates are independent contractors. We provide each new independent associate with our policies and procedures that require our independent associates to comply with regulatory guidelines and act in a consistent and professional manner.

Our revenues are heavily dependent upon the retention and productivity of independent associates to help us achieve long-term growth. We believe the introduction of new innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. Total independent associates and members purchasing our products within the 12 months ended December 31, 2005 and 2006 were approximately 490,000 and 544,000, respectively.

To gain operating efficiencies, we offer a 10% discount to independent associates and a 5% discount to independent members who enroll in our automatic monthly order program. Our automatic monthly order program allows our independent associates to receive a standing order every four weeks and our members to receive a standing order once a month. Automatic monthly orders account for approximately 84% of our total orders placed during a calendar month.

Independent Associate Development. Network-marketing consists of enrolling individuals who build a network of independent associates, members, and retail customers who purchase products. We support our independent associates by providing an array of support services that can be tailored to meet individual needs, including:

•	offering educational meetings and corporate-sponsored events that emphasize business-building and compliance-related information;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;

•	providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;

•	maintaining an efficient decentralized ordering and distribution system;

•	providing highly personalized and responsive order processing and customer service support that can be accessed by multiple communication channels including telephone, Internet, or e-mail;

•	offering 24-hour, seven days a week access to information and ordering through the Internet;

•	offering Success Tracker™, a customized business-building genealogy system, which contains graphs, maps, alerts, reports, and web video conferencing for our independent associates;

•	providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment; and

•

developing and maintaining www.GlycoScience.org, an award-winning, innovative, searchable, science-based information database on the Internet, which provides education and information about various nutritional ingredients.

Together with our trained independent associates, we provide training and education for our new independent associates about our products and network-marketing. We offer a unique global orientation/training program that integrates audio, video, and graphics so that associates can customize their own individual, unique marketing and training program. This training program helps provide systematic and uniform training related to our products and related global regulatory requirements, global associate career and compensation plan, and various methods of conducting business including ethics and compliance. We also offer a variety of brochures, monthly newsletters, two magazines, and other promotional materials to associates to assist in their sales efforts, training and continuing education. We continually refresh our training and promotional materials to provide our associates with the most current information and motivational tools.

Our global associate career and compensation plan consists of ten independent associate achievement levels. Independent associate achievement levels from lowest to highest include:

•	active;

•	qualified;

•	regional;

•	national;

•	executive;

•	presidential;

•	bronze;

•	silver;

•	gold; and

•	platinum.

Independent associate achievement levels are determined by the growth and volume of direct and indirect commissionable net sales credited to the associates’ global organization. Global commissionable net sales are calculated based on certain product and pack sales, which are assigned a product point volume. Promotional materials and training aids are not assigned any point volume. Independent associates earn points, which in turn earn commissions from their direct and indirect global product sales, as well as points for expanding their networks. This point structure is referred to as our global seamless downline structure, which allows independent associates to build their global organization by expanding their existing downlines into all international markets rather than having to establish new downlines to qualify for higher levels of commissions within each new country. Our global associate career and compensation plan is designed to comply with all applicable governmental regulations that govern the various aspects of payments to independent associates in each country.

Based upon our knowledge of industry-related network-marketing compensation plans, we believe our global associate career and compensation plan remains strong in the industry and is currently among the most financially rewarding plans offered. Together, our commissions and incentives range from 41% to 46% of our consolidated net sales, and we expect it to remain in the same percentage range in the future.

Our global associate career and compensation plan pays various types of commissions and incentives based upon a point system that calculates a percentage of the independent associate’s commissionable direct and indirect net sales and the attainment of certain associate achievement levels. All payments to our independent associates are made after they have earned their commissions. We believe our global associate career and compensation plan fairly compensates our independent associates at every stage of building their business by quickly rewarding an independent associate for both the breadth and depth of their global seamless downline structure.

Our global associate career and compensation plan identifies and pays 17 types of incentive commissions to our qualified independent associates, which are based on the following:

•	generating product sales from an independent associates’ global downline and earning certain achievement levels;

•	enrolling new independent associates or members who place a product order;

•	obtaining certain achievement levels and enrolling other independent associates in a downline who place monthly automatic orders;

•	obtaining certain achievement levels and developing certain achievement levels within their downline organization;

•	building a team of six qualified independent associates in their global downlines who order products regularly;

•	achieving and maintaining certain achievement levels, including additional bonuses paid to every qualified independent associate within their downlines who obtains the same achievement level; and

•	various other incentive programs, including periodic travel incentives.

Management of Independent Associates. We take an active role in monitoring our independent associates’ actions related to the sale of our products and the promotion of certain business opportunities by requiring our independent associates to abide by our policies and procedures. However, we have limited control over monitoring all of our independent associates. To aid in our monitoring efforts, we provide each independent associate with a copy of our policies and procedures prior to or upon signing up as an independent associate. We also use various media formats to distribute changes to our mandatory policies and procedures, posting the changes on our corporate website, and announcing policy and procedure changes on our conference calls, at educational meetings, corporate events, seminars, and in webcasts.

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

To help manage our associates, our legal/compliance department periodically monitors independent associates’ websites for content. Associates may use our anonymous compliance reporting to report non-compliant websites to the compliance department, which then further investigates such websites. In an effort to decrease the number of independent websites owned by our independent associates and to preserve and protect our trademarks, we offer a standardized personal Internet website, Mannapages™, which helps our independent associates with their sales efforts and provides consistent, standardized information and education.

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

Product Return Policy. We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we generally allow our independent associates and members to exchange products as long as the products are unopened and in good condition. We have three product return policies. Our return policies generally include a separate policy for our retail customers, our members, and our independent associates.

•

Retail Customer Product Return Policy. Our retail customer product return policy allows a retail customer to return any of our products to the original independent associate who sold the product. Such independent associate will provide the retail customer with a full cash refund. The independent associate is required to forward proof of the retail customer’s refund to us to receive a replacement product.

•

Member Product Return Policy. Our member product return policy allows members to return an order within 30 days of the purchase date without termination or being charged a 10% fee. After 30 days from the purchase date, the members may request a refund, but are charged a 10% fee and may be terminated as an active member.

•

Independent Associate Product Return Policy. Our independent associate product return policy allows our independent associates to return an order within one year of the purchase date upon terminating their associate account. We may allow the independent associate to receive a full refund less a 10% fee. We will only issue a refund to the independent associate if the product is returned, unopened and in good condition. After a refund is granted, we will terminate the associate’s account unless we caused the error or problem. Independent associates are also charged a 10% fee if they exchange products.

Information Technology Systems

Our information technology and e-commerce systems include a transaction-processing database, financial systems, and comprehensive management tools that are designed to:

•	minimize the time required to process orders and distribute products;

•	provide customized ordering information;

•	quickly respond to information requests, including providing detailed and accurate information to independent associates about qualification and downline activity;

•	provide detailed reports about commissions and incentives paid;

•	support order processing and customer service departments; and

•	help monitor, analyze, and report operating and financial results.

To complement our transaction database, we developed a comprehensive management tool called Success Tracker™ that is used both internally and by our independent associates to manage and optimize their business organizations. With this tool, independent associates have constant access to graphs, maps, alerts, and reports on the status of their individual organizations, which helps to optimize their earnings. In 2007, we plan to add additional functionality to Success Tracker™.

We also maintain a written service continuity disaster recovery plan that was developed using the guidelines published by the National Institute of Standards of Technology to minimize the risk of loss due to any interruption in business. Our disaster recovery plan encompasses all critical aspects of our business and identifies contacts and resources. Additionally, we perform daily backup procedures and proactively monitor various software, hardware, and network infrastructure systems. We also perform routine maintenance procedures and periodically upgrade our software and hardware to help ensure that our systems work efficiently and effectively and minimize the risk of business interruption.

We continue to enhance our information technology, websites, and e-commerce platforms to remain competitive and efficient. During 2006, we spent approximately $18.4 million related to costs capitalized for internally-developed software projects. In 2007, we plan to spend up to $3.5 million to complete Phase II of our internally-developed software project, which includes certain information technology projects to enhance functionality. In 2007, we also plan to complete the upgrade of our websites and begin customization of an electronic repository database.

Government Regulations

Domestic Regulations. In the United States, governmental regulations, laws, administrative determinations, court decisions, and similar legal requirements at the federal, state, and local levels regulate companies and network-marketing activities. Such regulations address, among other things:

•	direct selling and network-marketing systems;

•	transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;

•	taxation of our independent associates and requirements to collect taxes and maintain appropriate records;

•	how a company manufactures, packages, labels, distributes, imports, sells, and stores products;

•	product ingredients;

•	product claims;

•	product labels;

•	advertising; and

•	the extent to which we may be responsible for claims made by our independent associates.

The following governmental agencies regulate various aspects of our business and our products in the United States:

•	the Food and Drug Administration (“FDA”);

•	the Federal Trade Commission (“FTC”);

•	the Consumer Product Safety Commission;

•	the Department of Agriculture;

•	the Environmental Protection Agency;

•	the United States Postal Service;

•	state attorney general offices; and

•	various agencies of the states and localities in which our products are sold.

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of foods, dietary supplements, over-the-counter drugs, and pharmaceuticals. In January 2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body”. In the rule and its preamble, the FDA distinguished between permitted claims under the Federal Food, Drug and Cosmetic Act relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease. In 2003, the FDA issued a proposed rule, as authorized under the Act, that would define current Good Manufacturing Practices in the manufacture and holding of dietary supplements; it is unclear when a final regulation will be issued. Effective January 1, 2006, legislation required specific disclosures in labeling where a food, including a dietary supplement, contains an ingredient derived from any of eight named allergens. Legislation passed at the end of 2006 will require us, beginning in 2008, to report to the FDA any reports of “serious adverse events” associated with the use of a dietary supplement or an over-the-counter drug that is not covered by new drug approval reporting.

The Dietary Supplement Health and Education Act of 1994, referred to as DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements and statutorily created a new class entitled “dietary supplements.” Dietary supplements include vitamins, minerals, herbs, amino acids, and other dietary substances used to supplement diets. A majority of our products are considered dietary supplements as outlined in the Federal Food, Drug and Cosmetic Act. This act requires us to maintain evidence that a dietary supplement is reasonably safe. A manufacturer of dietary supplements may make statements concerning the effect of a supplement or a dietary ingredient on the structure or any function of the body, in accordance with the regulations described above. As a result, we make such statements with respect to our products. In some cases, such statements must be accompanied by a statutory statement that the claim has not been evaluated by the FDA, and the product is not intended to treat, cure, mitigate, or prevent any disease, and the FDA must be notified of such claim within 30 days of first use.

The FDA oversees product safety, manufacturing, and product information, such as claims on a product’s label, package inserts, and accompanying literature. The FDA has promulgated regulations governing the labeling and marketing of dietary and nutritional supplement products. The regulations include:

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

We have a substantiation program that involves the compilation and review of scientific literature pertinent to the ingredients contained in each of our products. We periodically update our substantiation program for evidence for each of our product claims and notify the FDA of certain types of performance claims made in connection with our products.

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

The FTC and other regulators regulate marketing practices and advertising of a company and its products. In the past several years, regulators have instituted various enforcement actions against numerous dietary supplement companies for false and/or misleading marketing practices, as well as misleading advertising of products. These enforcement actions have resulted in consent decrees and significant monetary judgments against the companies and/or individuals involved. Regulators require a company to convey product claims clearly and accurately and further require marketers to maintain adequate substantiation for their claims. More specifically, the FTC requires such substantiation to be competent and reliable scientific evidence and requires a company to have a reasonable basis for the expressed and implied product claim before it disseminates an advertisement. A reasonable basis is determined based on the claims made, how the claims are presented in the context of the entire advertisement, and how the claims are qualified. The FTC’s standard for evaluating substantiation is designed to ensure that consumers are protected from false and/or misleading claims by requiring scientific substantiation of product claims at the time such claims are first made. The failure to have this substantiation violates the Federal Trade Commission Act.

Due to the diverse scope of regulations applicable to our products and the various regulators enforcing these requirements, determining how to conform to all requirements is often open to interpretation and debate. However, our policy is to fully cooperate with any regulatory agency in connection with any inquiries or other investigations. We can make no assurances that regulators will not question any of our actions in the future, even though we have made continuing efforts to comply with all applicable regulations, inquiries and investigations.

International Regulations. We are also subject to extensive regulations in each country in which we operate. Currently we sell our products in Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. Some of the country-specific regulations include the following:

•	the National Provincial Laws, Natural Health Product Regulations of Canada, and the Federal Competition Act in Canada;

•	the Therapeutic Goods Administration and the Trade Practices Act in Australia;

•	federal and state regulations in Australia;

•	national regulations including the Local Trading Standards Offices in the United Kingdom;

•	regulations from the Ministry of International Trade and Industry in Japan;

•	regulations from the Commerce Commission and the Fair Trade Act of 1993 in New Zealand;

•	the Fair Trade Commission, which oversees the Door to Door Sales Act and the Health and Functional Food Act enforced by the Korea Food and Drug Administration in the Republic of Korea;

•	the Fair Trade Law, which is enforced by the Taiwan Fair Trade Commission and the Administration of Food Hygiene, Health Food Products Administration Act enforced by the Taiwan Department of Health;

•	Danish Health Board and the Danish Marketing Practice Act in Denmark; and

•	the German Unfair Competition Act in Germany.

Regulations regarding Network-Marketing System and Our Products. Our network-marketing system and our global associate career and compensation plan are also subject to a number of governmental regulations including various federal and state statutes administered by the FTC, various state authorities, and foreign government agencies. The legal requirements governing network-marketing organizations are directed, in part, to ensure that product sales are ultimately made to consumers. In addition, achievement within a network-marketing company must be based on the sale of products rather than compensation for i) the recruitment of distributors or associates, ii) investments in the organization, or iii) other non-retail sales-related criteria. For instance, various states and provinces limit the amount associates may earn from commissions on sales by other distributors or independent associates that are not directly sponsored by that distributor or independent associate. Prior to expanding our operations into any foreign jurisdiction, we must first obtain regulatory approval for our network-marketing system in jurisdictions requiring such approval. To help ensure regulatory compliance, we also rely on the advice of our outside legal counsel and regulatory consultants in each specific country.

As a network-marketing company, we are also subject to regulatory oversight, including routine inquiries and enforcement actions, from various United States state attorney general offices. Each state has specific acts referred to as Little FTC Acts. Each state act is similar to the requirements of the federal laws. As a result, each state may perform its own inquiries about our organization and business practices, including allegations related to distributors or independent associates. To combat such industry-specific risk, we provide a copy of our published associate policies and procedures to each independent associate, publish these policies on our corporate website, and provide educational seminars and publications. In addition, we maintain a legal/compliance department to cooperate with all regulatory agencies and investigate allegations of improper conduct by our independent associates.

In Canada, our network-marketing system is regulated by both national and provincial laws. Under Canada’s Federal Competition Act, we must make sure that any representations relating to compensation to our independent associates or made to prospective new independent associates constitute fair, reasonable, and timely disclosure and that such representations meet other legal requirements of the Federal Competition Act. All Canadian provinces and territories, other than Ontario, have legislation requiring that we register or become licensed as a direct seller within that province to maintain the standards of the direct selling industry and to protect consumers. Some other Canadian provinces require that both we and our independent associates be licensed as direct sellers.

In Australia, our network-marketing system is subject to Australia’s federal and local regulations. Our global associate career and compensation plan is designed to comply with Australian law and the requirements of Australia’s Trade Practices Act. The Australian Trade Practices Administration and various other governmental entities regulate our business and trade practices, as well as those of our independent associates. Australia’s Therapeutic Goods Act, together with the Trade Practices Act, regulates any claims or representations relating to our products and our global associate career and compensation plan. An agreement to establish a joint scheme for the regulation of therapeutic products was signed by both the New Zealand and Australian governments in December 2003. The agency was initially expected to begin operating in July 2005, but that date was then postponed to July 2006 and has now been postponed again. The final commencement date is still uncertain, but is currently expected to occur in the second half of 2007. This harmonization of laws and regulatory bodies is anticipated to provide a more consistent approach to dietary supplement laws between the two countries.

In the United Kingdom, our network-marketing system is subject to national regulations of the United Kingdom. Our global associate career and compensation plan is designed to comply with the United Kingdom’s national requirements, the requirements of the Fair Trading Act of 1973, the Data Protection Act of 1998, the Trading Schemes Regulations of 1997, and other similar regulations. The U.K. Code of Advertising and Sales Promotion regulates our business and trade practices and the activities of our independent associates, while the Trading Standards Office regulates any claims or representations relating to our operations. Our products are regulated by the Medicines and Healthcare Products Regulatory Agency.

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

In New Zealand, our network-marketing system and our operations are subject to regulations of the Commerce Commission and the Ministry of Health, New Zealand Medical Devices Safety Authority, the Unsolicited Goods Act of 1975, the Privacy Act of 1993, and the Fair Trading Act of 1993. These regulations enforce specific kinds of business or trade practices and regulate the general conduct of network-marketing companies. The Commerce Commission also enforces the Consumer Guarantees Act, which establishes specific rights and remedies with respect to transactions involving the provisions of goods and services to consumers. Finally, the New Zealand Commerce Commission and the Ministry of Health both enforce the Door-to-Door Sales Act of 1967 and the NZ Medicines Act, which govern the conduct of our independent associates.

In the Republic of Korea, the primary body of law applicable to our operations is the Door-to-Door Sales Act, which governs the behavior of network-marketing companies and distributors who are affiliated with such companies. The Door-to-Door Sales Act is enforced by the Fair Trade Commission. In the Republic of Korea, our products are categorized as health and functional foods and are regulated by the Health and Functional Food Act of 2004, with which the Company complies.

In Taiwan, our network-marketing system, overall operations and trade practices are governed by the Fair Trade Law and the Consumer Protection Law. Such laws contain a wide range of provisions covering trade practices. Our products are governed by the Taiwan Department of Health and various legislation in Taiwan including the Health Food Control Act of 1999. This Act was enacted to enhance the management and supervision of matters relating to health, food, protecting the health of people and safeguarding the rights and interests of consumers.

In Denmark, the notion of door-to-door selling is generally prohibited. As a result, under Danish law, the trader is not allowed to contact the consumer at his home, place of work, or other non-public place in order to conclude a contract on certain subjects. However, the general prohibition has an exemption when the consumer asks the trader for a contract in writing or upon prior consent, which must also be in writing. In addition, the Danish Marketing Practices Act and the rules contained in the Danish Consumer Contracts Act govern our network-marketing system. In addition, there is no specific ban on our products in Denmark; however, certain medical products, such as vitamins and slimming preparations must have approval by the Danish Health Board before they can be sold. The rules for marketing and sales of dietary supplements are covered by the Danish Executive Order on Dietary Supplements, as well as by the Danish Act on Foodstuffs. Further, Denmark subjects the marketing of a company’s food supplements to a notification procedure or a pre-market approval process before a product may be lawfully marketed or sold in Denmark.

In Germany, there is no specific legal regulation covering network-marketing company practices. However, under certain circumstances network-marketing systems may have to follow the German Unfair Competition Act. Our independent associates’ conduct is subject to the German statute that governs the conduct of a commercial agent. In addition, direct selling operations are governed by the Industrial Code, which requires direct sellers to hold itinerant trader’s cards.

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

In some countries, including the United States, we are also governed by regulations concerning the activities of our independent associates. Regulators may find that we are ultimately responsible for the conduct of our independent associates and may request or require that we take additional steps to ensure that our independent associates comply with these regulations. The types of conduct governed by these types of regulations may include:

•	claims made about our products;

•	promises or claims of income or other promises or claims by our independent associates; and

•	sales of products in markets where the products have not been approved or licensed.

In some markets, including the United States, improper product claims by independent associates could result in our products being overly scrutinized by regulatory authorities. This review could result in our products being re-classified as drugs or classified into another product category that requires stricter regulations or labeling changes.

We continuously research and monitor the laws governing the conduct of our independent associates, our operations, our global associate career and compensation plan, and our products and sales aids within each of the countries in which we sell our products. We provide education for our independent associates regarding acceptable business conduct in each market through our policies and procedures for independent associates’, seminars, and other training materials and programs. However, we cannot guarantee that our independent associates will always abide by our policies and procedures and/or act in a professional and consistent manner.

Competition

Other Nutritional Supplement Companies. The nutritional supplement industry is steadily gaining momentum and is intensely competitive. Our current direct competitors selling similar nutritional products include:

•	Herbalife International, Inc;

•	Market America, Inc.;

•	Nature’s Sunshine Products, Inc.;

•	Nu Skin Enterprises, Inc.;

•	Reliv, International Inc;

•	Solgar Vitamin and Herb Company, Inc.;

•	Usana Health Sciences, Inc.; and

•	Weider Nutrition.

Network-Marketing. Nutritional supplements are offered for sale in a variety of ways. Network-marketing has a limited number of individuals interested in participating in the industry, and we must compete for those types of individuals. We believe network-marketing is the best sales approach to sell our products due to the following factors:

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

Even though we have been in business for fourteen years, we continue to compete with other direct selling and network-marketing companies for new independent associates and for retention of continuing independent associates. Some of our competitors have longer operating histories, are better known, or have greater financial resources. These companies include:

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

The availability of independent associates decreases when other network-marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our unique patented, proprietary blend of high-quality products;

•	our 14-year track record in the business of selling nutritional products;

•	our policy of not requiring our independent associates to carry inventory or accounts receivable;

•	our unique and financially rewarding global associate career and compensation plan;

•	our innovative, highly technological marketing and educational tools; and

•	our easy and convenient delivery system.

Employees

At December 31, 2006, we employed 564 people around the world, as set forth below:

	United States(1)	Australia(2)	United Kingdom(2)	Japan(2)	Republic of Korea(2)	Taiwan(2)	Total
2006	412	38	43	31	21	19	564
2005	353	44	29	21	18	20	485

(1)	As of December 31, 2006, the number of employees includes seven senior executives.
(2)	Each country employs a country general manager and a finance manager.

These numbers do not include our independent associates, who are independent contractors and are not considered employees. Our employees are not unionized, and we believe we maintain a good relationship with our employees.

Item 1A.	Risk Factors

In addition to the other risks described in this report, the following risk factors should be considered in evaluating our business and future prospects:

1.	If we are unable to attract and retain independent associates, our business may suffer.

Our future success depends largely upon our ability to attract and retain a large active base of independent associates and members who purchase our packs and products. We cannot give any assurances that the productivity of our independent associates will continue at their current levels or increase in the future. Several factors affect our ability to attract and retain a significant number of independent associates and members, including:

•	on-going motivation of our independent associates;

•	general economic conditions;

•	significant changes in the amount of commissions paid;

•	public perception and acceptance of the wellness industry;

•	public perception and acceptance of network-marketing;

•	public perception and acceptance of our business and our products, including any negative publicity;

•	the limited number of people interested in pursuing network-marketing as a business;

•	our ability to provide proprietary quality-driven products that the market demands; and

•	competition in recruiting and retaining independent associates.

2.	If we incur substantial liability from litigation, complaints, or enforcement actions or incur liabilities or penalties resulting from misconduct by our independent associates, our financial condition could suffer.

Routine enforcement actions and complaints are common in our industry. Although we fully cooperate with regulatory agencies and use various means to address misconduct by our independent associates, including maintaining policies and procedures to govern the conduct of our independent associates and conducting training seminars, it is still difficult to detect and correct all instances of misconduct. Violations of our policies and procedures by our independent associates could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or foreign regulatory authorities against us and/or our independent associates. Because we have expanded into foreign countries, our policies and procedures for our independent associates differ due to the different legal requirements of each country in which we do business. Any future litigation, complaints, and enforcement actions involving us and/or our independent associates could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our business, profitability, and growth prospects.

3. If we are unable to protect our proprietary rights of our products, our business could suffer.

Our success and competitive position largely depends on our ability to protect the following proprietary rights:

•	Ambrotose® complex, a glyconutritional dietary supplement ingredient consisting of a blend of monosaccharides, or sugar molecules, used in the majority of our products;

•	MTech AO Blend™, our proprietary, patent-pending antioxidant used in Ambrotose AO®; and

•	A compound used in our reformulated Advanced Ambrotose™ that allows for a more potent concentration of the full size range of mannose-containing polysaccharides occurring naturally in aloe.

We have filed patent applications for Ambrotose® complex in the United States and certain other countries, and as of March 1, 2007, we have received over 43 patents for Ambrotose® complex, three of which were issued in the United States and 40 in various foreign countries. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our patent protection for Ambrotose® complex will be denied or that the patent protection we are granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we diligently protect our proprietary rights to minimize this risk. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

4.	If our business or our products are the subject of adverse or negative publicity, our business could suffer.

Our business depends, in part, on the public’s perception of our integrity and the safety and quality of our products. Any adverse publicity could negatively affect the public’s perception about our industry, our products, or our reputation and could result in a significant decline in our operations and/or the number of our independent associates. Specifically, we are susceptible to adverse or negative publicity regarding:

•	the nutritional supplements industry;

•	skeptical consumers;

•	competitors;

•	the safety and quality of our products and/or our ingredients;

•	regulatory investigations of our products or our competitors’ products;

•	the actions of our independent associates; and

•	the direct selling/network-marketing industry.

5.	If we are exposed to product liability claims, we may be liable for damages and expenses, which could affect our overall financial condition.

We could face financial liability due to certain product liability claims if the use of our products results in significant loss or injury. We make no assurances that we will not be exposed to any substantial future product liability claims. Such claims may include claims that our products contain contaminants, that we provide our independent associates and consumers with inadequate instructions regarding product use, or that we provide inadequate warnings concerning side effects or interactions of our products with other substances. We believe that our suppliers and manufacturers maintain adequate product liability insurance coverage. However, a substantial future product liability claim could exceed the amount of insurance coverage or could be excluded under the terms of an existing insurance policy, which could adversely affect our overall future financial condition.

In recent years a discovery of Bovine Spongiform Encephalopathy (“BSE”), commonly referred to as “Mad Cow Disease”, has caused concern among the general public. As a result, some countries have banned the importation or sale of products that contain bovine materials sourced from locations where BSE has been identified. We have certain products that use a beef-based gelatin capsule. All of our gelatin capsules are currently produced in the United States or in Australia, which are considered BSE-free countries, although a few cases have been identified in the United States. Nonetheless, in 2006, we voluntarily began to switch most of our production to utilize non-bovine gelatin capsules that are vegetable-based rather than beef-based. However, future government action could require companies to use vegetable-based capsules or other capsules, and if required, the costs of vegetable-based or other capsules could increase our costs as compared to the costs of bovine-based capsules. The higher costs could affect our financial condition, results of operations, and our cash flows.

6.	If our outside suppliers and manufacturers fail to supply products in sufficient quantities and in a timely fashion, our business could suffer.

Outside manufacturers make all of our products. For both 2005 and 2006, we purchased 100% of a supplier’s Australia Plum Powder, which is used in our Ambrotose AO® product. During 2005 and 2006, we represented approximately 39% and 29%, respectively, of one of our manufacturer’s production. Our profit margins and timely product delivery are dependent upon the ability of our outside suppliers and manufacturers to supply us with products in a timely and cost-efficient manner. Our ability to enter new markets and sustain satisfactory levels of sales in each market depends on the ability of our outside suppliers and manufacturers to produce the ingredients and products and to comply with all applicable regulations. As a precaution, we have approved alternate suppliers and manufacturers for our products. However, the failure of our primary suppliers or manufacturers to supply ingredients or produce our products could adversely affect our business operations.

We believe we have dependable suppliers for all of our ingredients and that we have identified alternative sources for all of our ingredients except Arabinogalactan, which is an important component used in the formulation of Ambrotose® complex. Although we maintain good relationships with our suppliers and could produce or replace certain of our ingredients if our suppliers are unable to perform, any delay in replacing or substituting such ingredients could affect our business.

7. The global nutrition industry is intensely competitive and the strengthening of any of our competitors could harm our business.

The global nutrition industry is intensely fragmented and competitive. We compete for independent associates with other network-marketing companies outside the global nutrition industry. Many competitors have greater name recognition and financial resources, which may give them a competitive advantage. Our competitors may also be able to devote greater resources to marketing, promotional, and pricing campaigns that may influence our continuing and potential independent associates and members to buy products from competitors rather than from us. Such competition could adversely affect our business and current market share.

8. If our network-marketing activities do not comply with government regulations, our business could suffer.

Vast arrays of governmental agencies regulate network-marketing activities. A government agency’s determination that our business and/or our independent associates have significantly violated a law or regulation could adversely affect our business. The laws and regulations regulating network-marketing generally intend to prevent fraudulent or deceptive schemes. Our business faces constant regulatory scrutiny due to the interpretive and enforcement discretion given to regulators, periodic misconduct by our independent associates, adoption of new laws or regulations, and changes in the interpretation of new or existing laws or regulations. In the past and as a result of the industry in which we operate, we have experienced inquiries regarding specific independent associates and have complied and cooperated with all regulatory agencies in connection with such inquiries, and we are required by regulatory authorities to disclose any on-going significant regulatory actions.

9.	If government regulations regarding network-marketing change or are interpreted or enforced in a manner adverse to our business, we may be subject to new enforcement actions and material limitations regarding our overall business model.

Network-marketing is always subject to extensive governmental regulations, including foreign, federal, and state regulations. Any detrimental change in legislation and regulations could affect our business. Furthermore, significant penalties could be imposed on us for failure to comply with various statutes or regulations. Violations may result from:

•	misconduct by us or our independent associates;

•	ambiguity in statutes;

•	regulations and related court decisions;

•	the discretion afforded to regulatory authorities and courts interpreting and enforcing laws; and

•	new regulations or interpretations of regulations affecting our business.

10.	If we violate governmental regulations or fail to obtain necessary regulatory approvals, our operations could be adversely affected.

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

We currently sell our products in the international markets of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. Nonetheless, our international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If we do not adequately address such issues, our international markets may not meet growth expectations. Our international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

•	inflation;

•	the renegotiation or modification of various agreements;

•	increases in custom duties and tariffs;

•	changes and limits in export controls;

•	government regulations and laws;

•	trademark availability and registration issues;

•	changes in exchange rates;

•	changes in taxation;

•	wars and other hostilities; and

•	changes in the perception of network-marketing.

Any negative changes related to these factors could adversely affect our business, profitability, and growth prospects. Furthermore, any negative changes in our distribution channels may force us to invest significant time and money related to our distribution and sales to maintain our position in certain international markets.

12.	If our information technology system fails, our operations could suffer.

Like many companies, our business is heavily dependent upon our information technology infrastructure to effectively manage and operate many of our key business functions, including:

•	order processing;

•	customer service;

•	product distribution;

•	commission processing;

•	cash receipts and payments; and

•	financial reporting.

Although we maintain an extensive disaster recovery program, that was developed under the guidelines published by the National Institute of Standards of Technology, a long-term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business.

13.	Currency exchange rate fluctuations could reduce our overall profits.

In 2005 and 2006, we recognized 33.4% and 33.8%, respectively, of our net sales in markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. However, to help mitigate this risk, our management monitors applicable exchange rates. To date we have not entered into any hedging contracts or participated in any hedging or derivative activities.

14.	Our stock price is volatile and may fluctuate significantly.

The price of our common stock is subject to sudden and material increases and decreases. Decreases could adversely affect investments in our common stock. The price of our common stock and the price at which we could sell securities in the future could significantly fluctuate in response to:

•	broad market fluctuations and general economic conditions;

•	fluctuations in our financial results;

•	future securities offerings;

•	changes in the market’s perception of our products or our business, including false or negative publicity;

•	governmental regulatory actions;

•	the outcome of any lawsuits;

•	financial and business announcements made by us or our competitors; and

•	the general condition of the industry.

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

As of December 31, 2006, our directors and executive officers, collectively with their families and affiliates, beneficially owned approximately 40.8% of our total outstanding common stock. As a result, if any of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size		Original term	Expiration date
Coppell, Texas (corporate headquarters)	110,000 sq. feet		10 years	December 2017
Coppell, Texas (distribution center) (1)	75,000 sq. feet		10 years	December 2017
St. Leonards, Australia (Australian headquarters)	850 sq. meters		5 years	August 2008
Didcot, Oxfordshire (combined U.K. headquarters and distribution center)(2)	16,631 sq. feet		5 years	July 2009
Minato-ku, Tokyo, Japan (Japanese headquarters)	296 Tsubos	(3)	2 years	December 2008
Kangnam-gu, Seoul, Korea (Republic of Korea headquarters)	432 Pyung	(4)	2 years	June 2009
Taipei, Taiwan (Taiwan headquarters)	253 pings	(5)	3 years	November 2007

(1)	Our United States distribution facility is capable of filling 18,000 orders per day and is currently operating at 41% of full capacity.
(2)	Our United Kingdom distribution facility is capable of filling 650 orders per day and is currently operating at 54% of full capacity.
(3)	Approximately 10,538 square feet.
(4)	Approximately 15,319 square feet.
(5)	Approximately 9,021 square feet.

Our main distribution facility is located in Coppell, Texas and consists of 75,000 square feet of leased space that houses an automated distribution system capable of processing up to 18,000 orders per day. Currently our distribution facility in the United States operates at 41% of capacity and is capable of supporting our planned sales volume growth into the foreseeable future. In 2005, we opened a distribution facility in the United Kingdom, which is located in Didcot, Oxfordshire and is capable of processing up to 650 orders per day and currently operates at 54% of capacity.

To maximize our operating strategy and minimize costs, we continue to contract with third-party distribution and fulfillment facilities in Canada, Australia, Japan, the Republic of Korea, and Taiwan. By entering into these third-party distribution facility agreements, our smaller offices maintain flexible operating capacity, minimize shipping costs and are able to process an order within 24-hours after order placement and payment. Our third-party contract distribution operations and their respective current operating capacities as of December 31, 2006, include the following:

Location	Square feet	Orders per day capacity	Current operating capacity
Calgary, Alberta	2,775	2,000	30%
Wetherill Park, NSW, Australia	9,000	4,000	29%
Ohta-Ku, Tokyo, Japan	4,085	2,500	40%
Ganseo-ku, Seoul, Republic of Korea	2,669	1,000	30%
Taoyuan City, Taiwan	1,225	300	20%

Item 3.	Legal Proceedings

We have been sued in three securities class action lawsuits, which remain pending.

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

These three lawsuits were initially filed in the District of New Mexico and consolidated on December 12, 2005 into the civil action styled “In re Mannatech, Incorporated Securities Litigation.” The Mannatech Group, consisting of Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, has been appointed as lead plaintiffs, Lerach Coughlin Stoia Geller Rudman & Robbins LLP has been appointed as lead counsel and Claxton & Hill, PLLC has been appointed local counsel, for the putative class.

On January 29, 2007, the Court in the District of New Mexico granted our motion to transfer venue to the United States District Court for the Northern District of Texas, Dallas Division. On March 9, 2007, an unopposed Motion for Leave to File Amended Consolidated Class Action Complaint for Securities Fraud was filed by lead plaintiffs for the putative class. The Amended Consolidated Complaint proposed by the lead plaintiffs is substantively similar to the Consolidated Class Action Complaint filed on March 3, 2006. Lead plaintiffs allege we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by artificially inflating the value of our common stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of our products during the purported class period. The Amended Complaint expands the class period, as alleged in the Consolidated Class Action Complaint, to October 27, 2006, and also adds new allegations against us based on news reports of potential regulatory or enforcement actions by the State of Texas involving our selling and promotional activities. The Court has not yet entered a scheduling order and we anticipate we will file a motion to dismiss the Amended Complain within the next sixty to ninety days.

We have also been sued in three shareholder derivative lawsuits, which remain pending:

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

In 2005, our independent directors appointed a Special Litigation Committee (“SLC”) to review the initial three derivative actions and determine the proper corporate response. This review was completed on August 26, 2006 and the SLC issued its report, determining that it is in our best interest to dismiss the derivative lawsuits. Statements by us to this effect were filed with the courts in the respective derivative cases on September 13, 2006.

The Schrimpf state court lawsuit has been stayed pending the outcome of the Middleton federal lawsuit, the first-filed derivative action. On February 5, 2007, the Court administratively closed the Schrimpf action, subject to being reopened when the case again becomes active. Additionally, on January 30, 2007, the Court in the Middleton and Nystrom lawsuits denied without prejudice the motions to consolidate the two actions, as well as the competing motions to appoint lead derivative plaintiff and lead counsel. Mediated settlement discussions were conducted on December 20, 2006 and March 7, 2007 involving us and lead counsel in the putative securities class action litigation, and counsel for each of the derivative plaintiffs. These discussions did not produce a settlement.

Following the mediation in December 2006, we received separate derivative demand letters on behalf of shareholders Frances Nystrom, one of the derivative plaintiffs noted above, and Duncan Gardner, a separate shareholder represented by the same law firm that represents derivative plaintiff Kelly Schrimpf. These demand letters were received on January 9, 2007 and January 19, 2007, respectively. Ms. Nystrom and Mr. Gardner make claims, purportedly on behalf of Mannatech, Incorporated, with regard to the funding of various research projects and requesting the commencement of legal proceedings against unnamed directors and officers, as well as other entities engaged in research relied upon by us. The proper response to these allegations is now being investigated by us and our counsel.

We filed motions to dismiss the Middleton and Nystrom complaints on March 12, 2007. The motions seek dismissal under Texas Business Corporation Act article 5.14 for the failure to properly meet the Texas derivative demand requirements, and on the basis of the SLC’s determination that the derivative lawsuits are not in the best interest of our company and should be dismissed.

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

On March 16, 2006, we filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of our utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. On February 9, 2007, we filed an Amended Complaint, adding patent infringement claims related to our recently issued United States Patent No. 7,157,431 (“Compositions of Plant Carbohydrates as Dietary Supplements”). In our Amended Complaint, we seek to force Glycobiotics to cease the manufacture, sale, and use of its glyconutritional product marketed under their brand name “Glycomannan,” and allege additional claims for unfair competition due to false and misleading statements. On February 20, 2007, Glycobiotics filed its Original Answer and Counterclaims to our Amended Complaint. The Counterclaims allege various antitrust claims based on our exclusive contract to purchase a proprietary formula of Arabinogalactan, used in Ambrotose® complex. We filed our answer on March 12, 2007, denying all of the claims. On December 22, 2006, Glycobiotics filed a Motion for Claim Construction (i.e., Markman motion) and a Partial Motion for Summary Judgment. Those motions were amended on March 2, 2007 to address the claims added in the Amended Complaint. Our response to those motions is due on March 21, 2007. On March 2, 2007, we filed a Motion for Partial Summary Judgment on Glycobiotics’ infringement of our United States Patent No. 7,157,431. We continue to vigorously prosecute this case, and are actively pursuing discovery relating to the defendant’s conduct and its infringement of both patents. The case is currently set for trial in June 2007.

On May 5, 2006, we also filed a patent infringement lawsuit against Techmedica Health™ Inc. or Techmedia, for alleged infringement of our utility United States Patent No. 6,929,807 in the United States District Court of the Northern District of Texas, Dallas Division. We sued Techmedica to cease the manufacture, sale, and use of its glyconutritional product marketed under their brand name “Nutratose” and for alleged unfair competition due to false and misleading statements. In June 2006, we filed our response to the motion to transfer venue filed by Techmedica. The court agreed with our position and denied Techmedica’s motion to transfer on August 3, 2006. After discovering that Triton Nutra, Inc. manufactures Nutratose for Techmedica, we filed an Amended Complaint on February 6, 2007 to add Triton Nutra as a named defendant and to assert patent infringement claims against both Techmedica and Triton Nutra related to our 6,929,807 Patent and our recently issued United States Patent No. 7,157,431. Triton Nutra was served with the Amended Complaint and its answer is due on March 12, 2007. We continue to actively conduct discovery in this case and will coordinate a new scheduling order with both defendants after Triton Nutra answers the Amended Complaint. We expect the court to set a trial date for this case in March 2008.

We also have several other pending claims incurred in the normal course of business. In our opinion, such claims can be resolved without any material affect on our consolidated financial position, results of operations, or cash flows.

We maintain certain liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by our insurance policies, and our insurance carriers could refuse to cover certain of these claims in whole or in part. We accrue costs to defend ourselves from litigation as it is incurred or as it becomes determinable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock. On February 12, 1999, we completed our initial public offering and on February 16, 1999, our common stock began trading on the NASDAQ National Market under the symbol “MTEX.” Beginning July 3, 2006, NASDAQ moved our stock from the National Market to the Global Select Market. As of March 6, 2007, the total number of outstanding shares of our common stock was 26,421,487 and the closing price on such date was $14.56. Below are the high and low closing sales prices of Mannatech’s common stock as reported on the NASDAQ for each quarter of the fiscal years ended December 31, 2005 and 2006:

2005:	Low	High
First Quarter	$17.31	$26.10
Second Quarter	$11.64	$21.10
Third Quarter	$9.87	$19.50
Fourth Quarter	$8.17	$15.45
2006:
First Quarter	$11.45	$17.38
Second Quarter	$11.05	$20.06
Third Quarter	$11.76	$18.04
Fourth Quarter	$13.46	$19.26

Holders. As of March 6, 2007, there were approximately 3,800 shareholders of record who held approximately 27% of our common stock directly and approximately 187 security brokers and dealers who held approximately 73% of our common stock on behalf of approximately 18,000 shareholders.

Dividends. We began paying dividends in 2004. In 2004, 2005, and 2006, we declared and paid the following dividends for our common stock:

Declared date	Date of record	Date paid	Dollar amount paid per common share
January 21, 2004	February 20, 2004	March 12, 2004	$0.10
August 24, 2004	September 13, 2004	October 4, 2004	$0.10
November 9, 2004	December 1, 2004	January 10, 2005	$0.07
March 9, 2005	April 1, 2005	April 15, 2005	$0.07
June 14,2005	July 1, 2005	July 18, 2005	$0.07
September 13, 2005	September 30, 2005	October 19, 2005	$0.07
November 11, 2005	December 12, 2005	January 9, 2006	$0.08
March 13, 2006	March 31, 2006	April 17, 2006	$0.08
June 13, 2006	June 26, 2006	July 17, 2006	$0.08
October 2, 2006	October 13, 2006	October 27, 2006	$0.08
November 20, 2006	December 8, 2006	January 5, 2007	$0.08

In 2007, our board of directors increased our quarterly cash dividend to $0.09 per share. Our board of directors expects to continue to pay a dividend and to reevaluate our dividend policy based on our ongoing consolidated results of operations, financial condition, cash requirements, and other relevant factors. Any payment of dividends is also subject to limitations under the Texas Business Corporation Act.

Stock Options

The following table provides information as of March 6, 2007 about our common stock that may be issued upon the exercise of stock options under all of our existing stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,198,985	$7.13	271,808
Equity compensation plans not approved by shareholders	1,000,000	$—	2,000,000

Total	2,198,985	$7.13	2,271,808

In February 2007, our Board of Directors approved our 2007 Stock Incentive Plan, which reserves for issuance up to 1,000,000 shares of our common stock. The 2007 Stock Incentive Plan will be submitted for approval to our shareholders of record at our 2007 Annual Shareholders’ meeting to be held on June 14, 2007.

Sales of Unregistered Securities.

None.

Uses of Proceeds from Registered Securities.

None.

Issuer Purchases of Equity Securities

On June 30, 2004, our Board of Directors authorized us to repurchase, in the open market, up to 5% of the outstanding shares of our common stock, or approximately 1.3 million shares, to help manage any dilutive effects of our common stock in the open market. As of December 31, 2006, we have purchased the following number of shares of our common stock in the open market:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
May 2005	190,850	$15.71	190,850
September 2005	182,626	$10.95	182,626
October 2005	207,023	$9.66	207,023
May 2006	73,955	$13.52	73,955
June 2006	253,289	$11.84	253,289
July 2006	144,840	$13.81	144,840
August 2006	68,861	$14.51	68,861

Total	1,121,444	$12.48	1,121,444	196,124

On August 28, 2006, our Board of Directors approved a second program permitting us to purchase up to $20 million of our outstanding common shares.

Performance Graph

The graph below depicts our common stock price as an index, assuming $100.00 was invested on February 16, 1999, the date of our initial public offering, along with the composite prices of companies listed in the S&P Midcap Index and our peer group. R.R. Donnelley Financial Services has provided us with this information. The comparisons in the graph are required by regulations of the United States Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies in our peer group are Schiff Nutrition International, Inc. (NYSE Symbol WNI), Herbalife International Inc. (NYSE Symbol HLF) Nature’s Sunshine Products, Inc. (NYSE Symbol NATR.PK), USANA Health Sciences Inc.(NADSAQ Symbol USNA), and Nu Skin Enterprises Inc. (NYSE Symbol NUS).

COMPARISON OF THE CUMULATIVE TOTAL RETURN OF

MANNATECH, INCORPORATED, THE S&P MIDCAP INDEX AND

MANNATECH’S PEER GROUP INDEX*

(Assumes $100 investment on 2/16/99)

*	Assumes $100 invested on February 16, 1999 in stock or index including reinvestment of dividends for the years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004, 2005, and 2006.

Measurement Period	Mannatech	S&P Midcap Index	Peer Group Index
February 16, 1999	$100.00	$100.00	$100.00
December 31, 1999	$23.06	$125.97	$44.82
December 31, 2000	$5.56	$148.02	$27.24
December 31, 2001	$1.53	$147.12	$43.67
December 31, 2002	$7.20	$125.77	$60.45
December 31, 2003	$48.40	$170.57	$109.88
December 31, 2004	$86.30	$198.68	$156.37
December 30, 2005	$64.19	$223.63	$171.58
December 31, 2006	$69.24	$246.70	$198.68

Item 6.	Selected Financial Data

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

	For the year ended December 31,
	2002(1)	2003(2)	2004(3)	2005(4)	2006(5)
Consolidated Statements of Operations Data:	(in thousands, except per share amounts)
Net sales	$140,948	$191,019	294,508	$389,383	$410,069
Gross profit	$57,172	$80,558	$117,430	$159,204	$169,393
Income from operations	$2,978	$11,592	$26,537	$45,610	$44,074

Net income	$1,888	$8,790	$19,552	$28,647	$32,390

Earnings Per Common Share:
Basic	$0.08	$0.34	$0.74	$1.06	$1.22

Diluted	$0.07	$0.34	$0.71	$1.03	$1.19

Weighted-Average Common Shares Outstanding:
Basic	25,135	25,494	26,436	26,990	26,598

Diluted	25,265	26,175	27,491	27,771	27,219

Other Financial Data:
Capital expenditures (6)	$1,008	$932	$7,241	$13,114	$27,216

Dividends declared per common share	$—	$—	$0.27	$0.29	$0.32

Consolidated Balance Sheet Data:
Total assets	$34,816	$60,023	$98,346	$122,795	$152,235

Long-term obligations, excluding current portion	$158	$497	$2,218	$4,964	$11,402

(1)	We recorded severance charges of $3.4 million related to the resignation of certain executive officers including Mr. Cobb, Ms. Varner, and Mr. Charles Fioretti.
(2)

We recorded severance charges of $2.0 million related to the resignation of Mr. Henry, our former Chief Executive Officer, and Mr. Wayment, our former Senior Vice President of Marketing, as well as other employees. In addition, we recorded non-cash accounting charges of $1.5 million related to modifying the terms of these former employees’ stock options.

(3)

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

(4)	We capitalized $12.1 million of costs related to our internally-developed software projects, which we expect to substantially complete in April 2007.
(5)

We adopted FAS 123R and recorded a non-cash charge of $0.7 million related to unvested stock options and granting additional stock options. Additionally, we capitalized $18.4 million of costs related to our internally-developed software projects, which we expect to substantially complete in April 2007. In addition, we recognized an income tax benefit of $3.3 million associated with income tax credits for our research and experimentation activities.

(6)	Capital expenditures include assets acquired through capital lease obligations of $25 in 2002, $40 in 2003, and $496 in 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the three years ended December 31, 2004, 2005, and 2006. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements and related Notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

Company Overview

Since November 1993, we have developed innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. New Zealand is serviced by our Australian subsidiary and Denmark and Germany are serviced by our United Kingdom subsidiary. Our Australian and United Kingdom subsidiaries each operate as limited-risk service providers for the United States parent. The United States parent owns all of the sales and inventories and accrues all commissions and cost of sales in New Zealand, Australia, the United Kingdom, Denmark, and Germany. The United States parent pays the limited-risk service providers a management fee for processing and shipping orders in Australia, New Zealand, the United Kingdom, Denmark, and Germany.

We operate as a single segment and primarily sell our products through a network of approximately 544,000 independent associates and members who have purchased our products and/or packs within the last 12 months, which we refer to as current independent associates and members. We operate as a seller of nutritional supplements through our network-marketing distribution channels operating in ten different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and by products. Each of our subsidiaries sells the same type of products and possesses similar economic characteristics, such as selling prices and gross margins.

For the year ended December 31, 2006, our net sales, net income and diluted earnings per share increased; however, the increase in the number of new independent associates and members has slowed as compared to the percentage increases in the prior year. In 2007, we plan to expand into additional countries, launch new products, and continue to register our products in all countries in which we operate. In April 2007, we plan to substantially complete Phase II of our internally-developed software system, which will fully interface all countries with operations and financial databases. In order to implement the new system, we will have to stop processing orders for approximately one week. We anticipate that this will shift net sales for one week from the first quarter to the second quarter. We have communicated this to our independent associates and members in hopes that they will place orders earlier to avoid delays associated with shipments of their packs and products.

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by management. We also analyze the need for certain estimates, including the need for such items as inventory reserves, capitalization of software development costs, tax valuation allowances, revenue recognition and deferred revenues, accounting for stock based compensation, and contingencies and litigation. Our estimates are based on historical experience, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances. We caution readers that actual results could differ from estimates under different assumptions or conditions, and if circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our consolidated financial position, consolidated results of operations, and consolidated cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2006:

Inventory Reserves

We review our inventory carrying value and compare it to the estimated fair market value. Any inventory value in excess of estimated fair market value is written down. In addition, we review our inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and future plans. If actual sales are less favorable than those originally projected by us, additional inventory reserves or write-downs may be required. At December 31, 2006, our net inventories were valued at $23.9 million, which included an inventory reserve for slow-moving and obsolete inventories of approximately $0.4 million.

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

During 2004, we began the development and/or configuration of several large-scaled information technology projects that are intended to increase functionality of our operations and expand our reporting capabilities. One of these projects was the configuration of our internally-developed global re-architecture software project, also called our Oracle/JDE Globalview fully-integrated software project. As of December 31, 2006, we had approximately $3.8 million of unamortized capitalized software development costs included in property and equipment and $24.6 million included in construction in progress, which we plan to put in service in April 2007 and amortize ratably over 5 years.

Tax Valuation Allowances

We evaluate the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of our deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. As of December 31, 2006, our total gross deferred tax assets were $6.8 million, and we recorded a valuation allowance of $1.1 million related to certain deferred tax assets for our operations in Taiwan and the Republic of Korea as they do not meet the “more likely than not” criteria, as defined by the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

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

In June 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, (“EITF 06-3”). EITF 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. Our policy is to exclude all such taxes from revenue on a net reporting basis.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we adopted FAS 123(R), which requires a company to measure and recognize compensation expense related to any unvested stock options outstanding as of January 1, 2006 and recognize compensation expense for any new stock options granted after December 31, 2005. For the year ended December 31, 2006, the measurement is based on various assumptions, which are as follows:

•	average dividend yield of 2.6%;

•	expected average risk-free interest rate of 4.3%;

•	expected market price volatility of 62.0%;

•	expected forfeiture rate of 0%;

•	expected average life of stock options of 4 years; and

•	range of the calculated fair value of options granted during the period of $4.85 to $6.52.

Based on the above assumptions, we calculate compensation expense and record it in our Consolidated Statements of Operations over the stock options’ vesting periods, which are generally two or three years. As of December 31, 2006, we anticipate recognizing $1.4 million in gross compensation expense through 2009 related to unvested stock options outstanding. In addition, as of December 31, 2006, we had 260,687 stock options available to grant in the future.

Contingencies and Litigation

Each quarter, we evaluate the need to accrue for legal claims or assessments. We base our accrual evaluation on our estimated amount of damages and the probability of losing any threatened legal claim. If circumstances change, or we experience an unanticipated adverse outcome of any legal action, we would be required to increase our estimated amount accrued related to any potential legal action.

Results of Operations

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the three and twelve months ended December 31, 2005 and 2006.

Consolidated Operating Results for the three months ended December 31, 2005 and 2006

	2006		2005		Change from 2005 to 2006
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar change	Percentage change
	(in thousands, except percentages)
Net sales	$106,769	100%	$101,423	100%	$5,346	5.3%
Cost of sales	15,684	14.7%	14,842	14.6%	842	5.7%
Commissions and incentives	46,866	43.9%	42,825	42.3%	4,041	9.4%

	62,550	58.6%	57,667	56.9%	4,883	8.5%

Gross profit	44,219	41.4%	43,756	43.1%	463	1.1%

Operating expenses:
Selling and administrative expenses	19,324	18.1%	17,328	17.1%	1,996	11.5%
Depreciation and amortization	1,417	1.3%	1,059	1.0%	358	33.8%
Other operating costs	12,286	11.5%	10,025	9.9%	2,261	22.6%

Total operating expenses	33,027	30.9%	28,412	28.0%	4,615	16.2%

Income from operations	11,192	10.5%	15,344	15.1%	(4,152)	(27.1)%
Interest income	750	0.7%	524	0.5%	226	43.1%
Other income (expense), net	297	0.3%	(752)	(0.7)%	1,049	(139.5)%

Income before income taxes	12,239	11.5%	15,116	14.9%	(2,877)	(19.0)%
Provision for income taxes	(4,057)	(3.8)%	(5,681)	(5.6)%	1,624	(28.6)%

Net income	$8,182	7.7%	$9,435	9.3%	$(1,253)	(13.3)%

Consolidated Operating Results for the year ended December 31, 2005 and 2006

	2006		2005		Change from 2005 to 2006
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar change	Percentage change
	(in thousands, except percentages)
Net sales	$410,069	100%	$389,383	100%	$20,686	5.3%
Cost of sales	58,461	14.3%	58,028	14.9%	433	0.7%
Commissions and incentives	182,215	44.4%	172,151	44.2%	10,064	5.8%

	240,676	58.7%	230,179	59.1%	10,497	4.6%

Gross profit	169,393	41.3%	159,204	40.9%	10,189	6.4%

Operating expenses:
Selling and administrative expenses	71,892	17.6%	65,923	16.9%	5,969	9.1%
Depreciation and amortization	4,960	1.2%	3,907	1.0%	1,053	26.9%
Other operating costs	48,467	11.8%	43,764	11.2%	4,703	10.7%

Total operating expenses	125,319	30.6%	113,594	29.1%	11,725	10.3%

Income from operations	44,074	10.7%	45,610	11.8%	(1,536)	(3.4)%
Interest income	2,513	0.6%	1,778	0.5%	735	41.3%
Other income (expense), net	1,101	0.3%	(1,940)	(0.6)%	3,041	(156.8)%

Income before income taxes	47,688	11.6%	45,448	11.7%	2,240	4.9%
Provision for income taxes	(15,298)	(3.7)%	(16,801)	(4.3)%	1,503	(8.9)%

Net income	$32,390	7.9%	$28,647	7.4%	$3,743	13.1%

Historical Results for 2004, 2005, and 2006

Net Sales

We sell our nutritional supplements through network-marketing distribution channels operating in ten different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and products. Each of our subsidiaries sells the same types of products and possess similar economic characteristics, such as similar selling prices and gross margins.

For the year ended December 31, 2006, our operations outside of the United States accounted for approximately 33.8% of our consolidated net sales, whereas in the same period in 2005, our operations outside of the United States accounted for approximately 33.4% of our consolidated net sales.

For geographical purposes, consolidated net sales primarily shipped to customers in these locations for each quarter of 2006 were as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	First Quarter 2006		Second Quarter 2006		Third Quarter 2006		Fourth Quarter 2006
	(in millions, except percentages)
United States	$67.1	67.8%	$70.0	66.8%	$65.7	66.0%	$68.6	64.2%
Canada	7.3	7.4%	7.6	7.3%	6.7	6.7%	7.0	6.6%
Australia	7.9	8.0%	8.9	8.5%	7.5	7.5%	7.7	7.2%
United Kingdom	2.0	2.0%	1.9	1.8%	1.8	1.9%	1.8	1.7%
Japan	9.2	9.3%	10.9	10.4%	10.0	10.0%	11.3	10.6%
New Zealand	2.5	2.5%	0.8	0.7%	2.1	2.1%	2.1	2.0%
Republic of Korea*	1.6	1.6%	2.3	2.2%	3.3	3.3%	5.2	4.9%
Taiwan**	0.8	0.8%	1.0	1.0%	0.8	0.8%	1.1	1.0%
Denmark***	0.6	0.6%	0.9	0.9%	1.0	1.0%	1.0	0.9%
Germany****	—	—%	0.5	0.4%	0.6	0.7%	1.0	0.9%

Total	$99.0	100%	$104.8	100%	$99.5	100%	$106.8	100%

*	Republic of Korea began operations in September 2004.
**	Taiwan began operations in June 2005.
***	United Kingdom began shipping products to Denmark in August 2005.
****	United Kingdom began shipping products to Germany in March 2006.

	First Quarter 2005		Second Quarter 2005		Third Quarter 2005		Fourth Quarter 2005
	(in millions, except percentages)
United States	$56.1	65.9%	$69.5	67.7%	$66.5	66.3%	$67.3	66.2%
Canada	6.7	7.9%	7.3	7.1%	7.0	7.0%	7.0	7.0%
Australia	8.1	9.5%	8.9	8.7%	9.3	9.3%	9.4	9.3%
United Kingdom	2.4	2.8%	2.4	2.3%	2.1	2.1%	2.0	2.0%
Japan	7.8	9.2%	9.0	8.8%	9.1	9.1%	9.5	9.4%
New Zealand	3.6	4.2%	4.1	4.0%	3.7	3.7%	3.2	3.2%
Republic of Korea*	0.4	0.5%	1.0	1.0%	1.5	1.5%	1.7	1.7%
Taiwan**	—	—%	0.4	0.4%	0.9	0.9%	1.0	0.9%
Denmark***	—	—%	—	—%	0.1	0.1%	0.3	0.3%

Total	$85.1	100%	$102.6	100%	$100.2	100%	$101.4	100%

*	Republic of Korea began operations in September 2004.
**	Taiwan began operations in June 2005.
***	United Kingdom began shipping products to Denmark in August 2005.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	For the year ended December 31, 2004		For the year ended December 31, 2005		For the year ended December 31, 2006
	(in millions, except percentages)
United States	$192.5	65.4%	$259.4	66.6%	$271.4	66.2%
Canada	22.2	7.5%	28.0	7.2%	28.6	7.0%
Australia	30.6	10.4%	35.7	9.2%	30.5	7.4%
United Kingdom	10.5	3.6%	8.9	2.3%	7.5	1.8%
Japan	24.5	8.3%	35.4	9.1%	41.4	10.1%
New Zealand	12.9	4.4%	14.6	3.7%	8.9	2.2%
Republic of Korea*	1.3	0.4%	4.6	1.2%	12.4	3.0%
Taiwan**	—	—%	2.3	0.6%	3.7	0.9%
Denmark***	—	—%	0.5	0.1%	3.4	0.8%
Germany****	—	—%	—	—%	2.3	0.6%

Totals	$294.5	100%	$389.4	100%	$410.1	100%

*	Republic of Korea began operations in September 2004.
**	Taiwan began operations in June 2005.
***	United Kingdom began shipping products to Denmark in August 2005.
****	United Kingdom began shipping products to Germany in March 2006.

Overall, our consolidated net sales for the three months and for the year ended December 31, 2006, increased by $5.3 million, or 5.3%, and $20.7 million, or 5.3%, respectively. For the three months and the year ended December 31, 2006 net sales for Australia, New Zealand, and the United Kingdom decreased. The decrease in the United Kingdom was the result of heightened activities in the new markets of Denmark and Germany. The decrease in net sales for Australia and New Zealand was the result of continued consumer questions concerning the reformulation of Advanced Ambrotose™. The original formulation of Advanced Ambrotose™ was introduced in the United States in March 2005 and then in other countries in the second half of 2005. Initial reaction by some consumers to the original formula of Advanced Ambrotose™ was unfavorable. As a result, we introduced a reformulated Advanced Ambrotose™ in mid 2006. The reformulated Advanced Ambrotose™ contains a compound, created using the latest technology, which allows for a more potent concentration of the full size range of mannose-containing polysaccharides occurring naturally in aloe into a stable powdered form. This process allows the compound to possess the most potent and profound immunostimulatory properties because it does not strip the compound of its natural mineral counterparts by organic solvent precipitation, and most importantly, allows the compound to retain a high proportion of molecular weight polysaccharides that are believed to be responsible for the effective immune stimulating properties of aloe. This enhanced immune stimulating capability has been demonstrated by independent biological assays conducted by Hyperion Biotechnology.

To help offset the decrease in net sales associated with the questions surrounding our reformulated Advanced Ambrotose™ that we experienced in the third quarter of 2006, we launched multi-faceted educational and marketing programs to explain the science behind the superior-quality and potency of our reformulated Advanced Ambrotose™. Additionally, with the cooperation of our independent associates, we developed a multi-tiered marketing program, which includes a number of published articles, tours, other publications, marketing materials and web casts, and conference calls in an effort to further emphasize the advantages of our reformulated Advanced Ambrotose™.

Our total sales and our sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity; and

•	changes in our commissions and incentives programs.

Our sales mix for the three months ended and the year ended December 31, was as follows:

	For the three months ended December 31,		Dollar and percentage change
	2006	2005	2006 over 2005
	(in millions, except percentages)
Product sales	$81.7	$76.5	$5.2	6.8%
Pack sales	18.8	18.7	0.1	0.5%
Other, including freight	6.3	6.2	0.1	1.6%

Total net sales	$106.8	$101.4	$5.4	5.3%

	For the year ended December 31,			Dollar and percentage change
	2006	2005	2004	2006 over 2005		2005 over 2004
	(in millions, except percentages)
Product sales	$309.1	$284.8	$209.3	$24.3	8.5%	$75.5	36.1%
Pack sales	80.7	87.8	70.5	(7.1)	(8.1)%	17.3	24.5%
Other, including freight	20.3	16.8	14.7	3.5	20.8%	2.1	14.3%

Total net sales	$410.1	$389.4	$294.5	$20.7	5.3%	$94.9	32.2%

Overall, the dollar increase in our consolidated net sales consisted of a change in mix of net sales and an increase in volume of products sold. Pack sales relate to new and continuing independent associates and members who purchase our products. However, there is not a direct correlation between the increase in the number of new independent associates and members purchasing packs and the amount of the increase in product sales because independent associates and members may consume different products at different consumption levels.

Product Sales

For the three months ended December 31, 2006, product sales grew $5.2 million, or 6.8%, as compared to the same period in 2005. Of the $5.2 million increase in product sales, $3.6 million of the increase was attributable to the introduction of new products and the remaining $1.6 million increase in product sales was the result of an increase in the number of independent associates and members purchasing products. The introduction of new products consisted of the following:

•	FiberSlim in March 2006;

•	Optimal Skin Care in Japan, in May 2006;

•	Undaria in Australia and New Zealand, in July 2006; and

•	PhytoMatrix™ in the United States and Canada, in November 2006.

For the year ended December 31, 2006, product sales grew $24.3 million, or 8.5%, as compared to the same period in 2005. Of the $24.3 million increase in product sales, $5.4 million of the increase was attributable to the introduction of new products, and the remaining $18.9 million increase in product sales was the result of an increase in the number of independent associates and members purchasing our products.

For the year ended December 31, 2005, the introduction of Advanced Ambrotose™ increased total product sales by $50.9 million. Opening operations in Taiwan and selling our products in Denmark also increased existing product sales by $1.1 million. The remaining increase of $23.5 million related to an increase in the sales volume of products sold.

Pack Sales

We sell starter packs to our independent associates, which entitles the independent associate to purchase our products at wholesale prices. Members can also purchase a starter pack, which entitles them to purchase our products at a discount from published retail prices. Depending on the type of pack purchased, a starter pack may include certain products, promotional and educational information, policies and procedures. Independent associates can also purchase upgrade packs, entitling the independent associate to additional promotional materials and achievement of additional commissions and incentives. Our business-building associates purchase annual renewal packs. Pack sales have an indirect correlation to new and continuing independent associates and members who purchase our products. However, there is not necessarily a direct correlation between the change in the number of new independent associates purchasing packs and the amount of product sales because independent associates and members may consume different products at different consumption levels.

The number of new and continuing independent associates and members, who purchased our packs during the last 12-months ended December 31, were as follows:

	For the year ended December 31,
	2004		2005		2006
New	178,000	48.2%	230,000	47.0%	203,000	37.4%
Continuing	191,000	51.8%	260,000	53.0%	341,000	62.6%

Total	369,000	100.0%	490,000	100.0%	544,000	100.0%

For the year ended December 31, 2006, the overall number of independent associates and members increased by 54,000, or 11.0%, as compared to 2005. We did experience a slowing of the number of new independent associates and members purchasing packs, which primarily related to the previously discussed challenges from the class action lawsuit filed in 2005 and from the reformulation of Advanced Ambrotose™. Additional actions we began taking in the second half of 2006 to help increase the number of independent associates and members are as follows:

•

the introduction in November 2006 of PhytoMatrix™, which contains a unique blend of plant-based minerals, natural vitamin complexes, and standardized phytochemicals that we believe is the first such product in our industry;

•	the registration of our new preservative-free skin care products into all other markets in which we operate;

•	the initiation of additional incentives;

•	the investment in additional research and development activities related to our products and proprietary ingredients; and

•	the exploration of new advertising tools to broaden our name recognition.

For the three months ended December 31, 2006, our total pack sales increased by $0.1 million, or 0.5%, to $18.8 million as compared to $18.7 million for the same period in 2005. The increase in total pack sales was composed of an increase of $1.1 million related to the number of business-building independent associates purchasing renewal and upgrade packs. This increase was partially offset by a decrease of $1.0 million from the number of new independent associates and members purchasing packs. However, in our fourth quarter of 2006, we began to see an increase in the number of business-building packs sold.

For the year ended December 31, 2006, our total pack sales decreased by $7.1 million, or 8.1%, to $80.7 million as compared to $87.8 million for the same period in 2005. The decrease in total pack sales was composed of a $9.8 million decrease from the number of new independent associates and members purchasing packs. This decrease was partially offset by an increase of $2.7 million related to an increase in the number of business-building independent associates purchasing renewal and upgrade packs.

For the year ended December 31, 2005, our total pack sales increased by $17.3 million, or 24.5%, to $87.8 million as compared to $70.5 million for the same period in 2004. The increase in total pack sales was composed of an increase of $11.7 million from the number of new independent associates and members purchasing packs. The remaining increase of $5.6 million related to an increase in the number of business-building independent associates purchasing renewal and upgrade packs.

Pack sales associated with the number of independent associates and members can be further analyzed as follows:

For the three months ended December 31,
(in millions except percentages and independent associate information)
	2005		2006		2006 to 2005
	Number of independent associates and members	Pack sales	Number of independent associates and members	Pack sales	Percentage and dollar change of pack sales
New	52,000	$12.6	47,000	$11.6	$(1.0)	(7.9)%
Continuing	438,000	6.1	497,000	7.2	1.1	18.0%

Total	490,000	$18.7	544,000	$18.8	$0.1	0.5%

For the year ended December 31,
(in millions except percentages and independent associate information)
	2005		2006		2006 to 2005
	Number of independent associates and members	Pack sales	Number of independent associates and members	Pack sales	Percentage and dollar change of pack sales
New	230,000	$61.3	203,000	$51.5	$(9.8)	(16.0)%
Continuing	260,000	26.5	341,000	29.2	2.7	10.2%

Total	490,000	$87.8	544,000	$80.7	$(7.1)	(8.1)%

For the year ended December 31,
(in millions except percentages and independent associate information)
	2004		2005		2005 to 2004
	Number of independent associates and members	Pack sales	Number of independent associates and members	Pack sales	Percentage and dollar change of pack sales
New	178,000	$49.6	230,000	$61.3	$11.7	23.6%
Continuing	191,000	20.9	260,000	26.5	5.6	26.8%

Total	369,000	$70.5	490,000	$87.8	$17.3	24.5%

Other Sales

Other sales consist of the following:

•	freight revenue charged to our independent associates and members;

•	sales of promotional materials;

•	training and event registration fees;

•

monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database for our independent associates that helps stimulate product sales and provide business management;

•	a reserve for estimated sales refunds and returns; and

•	a change in deferred revenue that pertains to the timing of recognition of revenue for pack and product shipments.

For the three months ended December 31, 2006, other sales increased by $0.1 million to $6.3 million from $6.2 million for the same period in 2005. The increase in other sales was composed of an increase of $0.2 million in training fees associated with the timing of event training and an increase of $0.1 million for deferred revenue associated with the timing of revenue recognition. These increases were partially offset by an increase in sales refund reserves of $0.1 million and a decrease of $0.1 million in freight fees collected from customers.

For the year ended December 31, 2006, other sales increased by $3.5 million to $20.3 million from $16.8 million for the same period in 2005. The increase in other sales was composed of an increase of $2.4 million for deferred revenue associated with the timing of revenue recognition and an increase of $1.4 million in freight fees collected from customers. These increases were partially offset by an increase of $0.2 million in sales of promotional materials and an increase of $0.1 million in sales refund reserves.

For the year ended December 31, 2005, other sales increased by $2.1 million to $16.8 million from $14.7 million for the same period in 2004. The increase in other sales primarily related to an increase of $4.3 million in freight fees collected from customers, including $0.6 million related to an increase in freight fees charged to our customers implemented in August 2005. The increase also includes an increase of $0.4 million in sales of promotional materials and training aids. These increases were partially offset by deferring $2.6 million associated with the timing of recognizing revenue.

Cost of Sales

Cost of sales consists of products purchased from third-party manufacturers, costs of promotional materials sold to our independent associates, in-bound freight, provisions for slow-moving or obsolete inventories, and costs associated with complementary shipped products. Our cost of sales as a percentage of net sales is affected by unit costs for purchased products and the mix of products and packs sold due to the fact that product sales have higher gross margins than pack sales.

At December 31, 2006, inventories increased by $4.1 million, or 20.7%, to $23.9 million as compared to $19.8 million at December 31, 2005. The increase in inventories consisted of an increase in finished goods and promotional materials related to new products such as PhytoMatrix™ and skin-care and timing of ordering inventory. In addition, inventory increased by $2.6 million in work in process related to inventory being reworked, partially offset by a decrease of $0.6 million associated with the timing of purchases of raw materials. Our inventories turned at an annual rate of 2.7 times during 2006 as compared to 3.5 times during 2005. The decrease in inventory turnover is attributable to the increase in work in process and finished goods, which related to the timing of ordering inventory.

For the three months ended December 31, 2006, cost of sales increased by $0.8 million, or 5.7%, to $15.7 million from $14.9 million for the same period in 2005. The increase in cost of sales related to the change in sales mix and an increase in net sales, an increase in costs associated with product testing, and an increase in freight-in costs related to higher fuel costs. Cost of sales as a percentage of net sales increased to 14.7% for the three months ended December 31, 2006 as compared to 14.6% for the same period in 2005. The percentage increase related to a change in sales mix sold and additional costs associated with product testing.

For the year ended December 31, 2006, cost of sales increased by $0.4 million, or 0.7%, to $58.4 million from $58.0 million for the same period in 2005. The dollar increase was composed of a change in sales mix and an increase in net sales, an increase in costs associated with product testing, and an increase in freight-in costs related to higher fuel costs. Cost of sales as a percentage of net sales decreased to 14.3% for the year ended December 31, 2006 as compared to 14.9% for the same period in 2005. The percentage decrease related to a change in sales mix sold and efficiencies in the supply chain process achieved through the use of more economical product components related to new technology in production of certain product components, partially offset by an increase in additional costs associated with product testing.

For the year ended December 31, 2005, cost of sales increased by $13.2 million, or 29.5%, to $58.0 million from $44.8 million for the same period in 2004. For the year ended December 31, 2005, cost of sales as a percentage of net sales decreased to 14.9% as compared to 15.2% for the same period in 2004. The percentage decrease related to efficiencies in the supply chain process achieved through the use of more economical product components related to new technology in production of certain product components.

We recorded a provision for obsolete and slow-moving inventories of $0.5 million, $0.4 million, and $0.4 million for the years ended December 31, 2004, 2005, and 2006, respectively. The provision primarily relates to discontinued promotional materials, write-off of the original formula of Advanced Ambrotose™, and normal spoiled or damaged products.

Commissions and Incentives

Commissions and incentives are heavily dependent on the sales mix and types of incentives offered and generally run between 41% and 46% as a percentage of net sales. Commissions are earned by independent associates in accordance with our global associate career and compensation plan. Incentives consist of contests and travel incentives offered to our independent associates. Commissions and incentives are calculated using commissionable net sales, which consist of finished product and pack sales and are based on the following criteria:

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

Commissions

For the three months ended December 31, 2006, commissions increased by $3.5 million, or 8.4%, to $45.1 million as compared to $41.6 million for the same period in 2005. As a percentage of net sales, commissions for the three months ended December 31, 2006 increased to 42.2% from 41.0% for the same period in 2005. The increase in commissions primarily related to the mix of packs and products sold.

For the year ended December 31, 2006, commissions increased by $8.7 million, or 5.2%, to $175.1 million as compared to $166.4 million for the same period in 2005. As a percentage of net sales, commissions for the year ended December 31, 2006 remained at 42.7% as compared to the same period in 2005. The dollar increase related to the increase in the volume of sales.

For the year ended December 31, 2005, commissions increased by $38.9 million, or 30.5%, to $166.4 million as compared to $127.5 million for the same period in 2004. As a percentage of net sales, commissions, for the year ended December 31, 2005, decreased to 42.7% from 43.3% for the same period in 2004. We attribute the dollar increase to the volume of sales increase and attribute the percentage decrease in commissions to the change in mix of pack and product sales.

Incentives

Each year, we offer new travel incentives and contests that are designed to stimulate both pack and product sales. We accrue costs associated with the travel incentives during the months when independent associates qualify to win the trips. In 2006, we offered travel incentives in each country in the first half of the year and also offered an incentive in the second half of the year in our international markets.

For the three months ended December 31, 2006, the cost of incentives increased by $0.6 million, or 50.0%, to $1.8 million as compared to $1.2 million for the same period in 2005. As a percentage of net sales, incentives for the three months ended December 31, 2006 increased to 1.7% as compared to 1.2% for the same period in 2005. The increase was due to greater participation in incentives offered to our international markets. These incentives allow our independent associates to win trips to our corporate-sponsored event – Mannafest, which is held annually in March.

For the year ended December 31, 2006, the cost of incentives increased by $1.3 million, or 22.4%, to $7.1 million as compared to $5.8 million for the same period in 2005. As a percentage of net sales, for the year ended December 31, 2006, incentives increased to 1.7% as compared to 1.5% for the same period in 2005. The dollar increase for the year ended December 31, 2006 related to initiating each country’s travel incentive and contests, which attracted additional independent associates to participate. For the year ended December 31, 2006, total incentive costs consisted of costs of $4.2 million associated with our 2006 annual travel incentive contest held in early 2006 and costs of $2.9 million associated with other contests and incentives held throughout the year. For the year ended December 31, 2005, total incentive costs consisted of costs of $4.0 million associated with our 2005 travel incentive contest held in the summer and costs of $1.8 million associated with other contests and incentives.

For the year ended December 31, 2005, the cost of incentives increased by $1.1 million, or 23.4%, to $5.8 million as compared to $4.7 million for the same period in 2004. For the year ended December 31, 2005, as a percentage of net sales, incentives decreased to 1.5% as compared to 1.6% for the same period in 2004. The dollar increase for the year ended December 31, 2005 related to approximately 300 additional independent associates qualifying for our 2005 annual travel incentive as compared to the number of independent associates qualifying for our 2004 travel incentive. Additionally, in 2005, we offered regional annual travel incentives as compared to 2004 in which we offered just one global annual travel incentive. The percentage of net sales decrease related to the increase in net sales. The total cost associated with our 2005 annual travel incentive was $4.0 million, whereas the total cost associated with our 2004 travel incentive was approximately $2.9 million.

Gross Profit

For the three months ended December 31, 2006, gross profit increased by $0.5 million, or 1.1%, to $44.2 million as compared to $43.7 million for the same period in 2005. The increase in gross profit was the result of a shift in the mix of pack and product sales partially offset by the introduction of new incentives in the summer. For the three months ended December 31, 2006, gross profit as a percentage of net sales decreased to 41.4% as compared to 43.1% for the same period in 2005. The decrease in gross profit as of percentage of net sales related to the shift in sales mix and an increase in incentives expense.

For the year ended December 31, 2006, gross profit increased by $10.2 million, or 6.4%, to $169.4 million as compared to $159.2 million for the same period in 2005. For the year ended December 31, 2006, gross profit as a percentage of net sales increased to 41.3% as compared to 40.9% for the same period in 2005. The increase in gross profit related to a decrease in cost of sales associated with efficiencies in the supply chain process achieved through the use of more economical product components related to new technology in production of certain product components and the shift in sales mix.

For the year ended December 31, 2005, gross profit increased by $41.8 million, or 35.6%, to $159.2 million as compared to $117.4 million for the same period in 2004. As a percentage of net sales, our 2005 gross profit increased to 40.9% as compared to 39.9% for the same period in 2004. The increasing number of new and continuing independent associates and members purchasing our products favorably impacted our gross profit in 2005.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended December 31, 2006, selling and administrative expenses increased $2.0 million, or 11.5%, to $19.3 million as compared to $17.3 million for the same period in 2005. Selling and administrative expenses, as a percentage of net sales for the three months ended December 31, 2006, increased to 18.1% as compared to 17.1% for the same period in 2005. The increase in selling and administrative expenses consists of the following:

•

an increase of $1.0 million in marketing and marketing-related expenses due to marketing costs associated with new product introductions and an increase in magazine costs, an increase in attendance at our corporate-sponsored events, including hosting our corporate event called Mannaquest in the fourth quarter of 2006 as compared to hosting the event in the third quarter of 2005;

•

a net increase of $0.5 million in compensation and compensation-related costs, which included an increase in payroll and payroll-related costs of $1.3 million that was partially offset by a decrease in temporary and contract labor of $0.2 million and the capitalization of $0.6 million in compensation costs associated with our internally-developed software projects;

•	an increase of $0.3 million in freight-out and third-party warehouse costs associated with an increase in net sales; and

•

recording $0.2 million related to adoption of FAS 123(R), which requires a company to record compensation expense for unvested stock options granted prior to December 31, 2005 and for stock options granted after December 31, 2005.

For the year ended December 31, 2006, selling and administrative expenses increased $6.0 million, or 9.1%, to $71.9 million as compared to $65.9 million for the same period in 2005. Selling and administrative expenses, as a percentage of net sales for the year ended December 31, 2006, increased to 17.6% as compared to 16.9% for the same period in 2005. The increase in selling and administrative expenses consists of the following:

•

a net increase of $3.2 million in compensation and compensation-related costs, which included an increase in payroll and payroll-related costs of $5.7 million that was partially offset by a decrease in temporary and contract labor of $0.3 million and the capitalization of $2.2 million in compensation costs associated with our internally-developed software projects;

•

an increase of $1.7 million in marketing and marketing-related expenses due to marketing costs associated with new product introductions and an increase in magazine costs, increase in attendance at our corporate-sponsored events, and costs associated with an increase in the number of active independent associates;

•

recording $0.7 million related to the adoption of FAS 123(R), which requires a company to record compensation expense for unvested stock options granted prior to December 31, 2005 and granting stock options after December 31, 2005; and

•	an increase of $0.4 million in freight-out and third-party warehouse costs associated with an increase in net sales.

For the year ended December 31, 2005, selling and administrative expenses increased $15.9 million, or 31.8%, to $65.9 million as compared to $50.0 million for the same period in 2004. Selling and administrative expenses, as a percentage of net sales for the year ended December 31, 2005, decreased to 16.9% as compared to 17.0% for the same period in 2004. The dollar increase in selling and administrative expenses consists of the following:

•	an increase of $7.7 million in compensation and compensation-related costs due to hiring additional employees to support international expansion and to support increases in net sales;

•	an increase of $4.5 million in freight-out and third-party warehouse costs related to the increase in net sales;

•

an increase of $2.4 million in marketing and marketing-related expenses related to an increase in attendance at our corporate-sponsored events and an increase in the number of active independent associates; and

•	an increase of $1.3 million in temporary and contract labor related to non-capitalizable expenses associated with an on-going internally-developed software system.

Depreciation and Amortization

For the three months ended December 31, 2006, depreciation expense increased by $0.3 million, or 33.8%, to $1.4 million as compared to $1.1 million for the same period in 2005. For the year ended December 31, 2006, depreciation expense increased by $1.1 million, or 26.9%, to $5.0 million from $3.9 million for the same period in 2005. For the year ended December 31, 2005, depreciation expense increased by $0.8 million, or 25.8%, to $3.9 million as compared to $3.1 million for the same period in 2004. The increase in depreciation expense related to the purchase of additional leasehold improvements and the capitalization of costs incurred related to Phase I of our internally-developed software project that was put into service in 2005.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Generally, changes in other operating costs are associated with the changes in our net sales.

For the three months ended December 31, 2006, other operating costs increased by $2.3 million, or 22.6%, to $12.3 million as compared to $10.0 million for the same period in 2005. For the three months ended December 31, 2006, other operating cost as a percentage of net sales increased to 11.5% compared to 9.9% for the same period in 2005.

For the year ended December 31, 2006, other operating costs increased by $4.7 million, or 10.7%, to $48.5 million as compared to $43.8 million for the same period in 2005. For the year ended December 31, 2006, other operating costs as a percentage of net sales increased to 11.8% compared to 11.2% for the same period in 2005.

For the year ended December 31, 2005, other operating costs increased by $9.1 million, or 26.2%, to $43.8 million as compared to $34.7 million for the same period in 2004. For the year ended December 31, 2005, other operating costs as a percentage of net sales decreased to 11.2% compared to 11.8% for the same period in 2004.

Travel

For the three months ended December 31, 2006, travel expenses remained the same at $1.2 million as compared to the same period in 2005. For the year ended December 31, 2006, travel expenses increased by $1.4 million, or 26.4%, to $6.7 million from $5.3 million for the same period in 2005. For the year ended December 31, 2005, travel expenses increased by $0.3 million, or 6.0%, to $5.3 million as compared to $5.0 million for the same period in 2004. These increases in travel expenses are due to additional trips by our management to attend corporate-sponsored events, additional support and training provided to our international offices, costs associated with our internally-developed software project, and planned international growth.

Accounting, legal, and consulting fees

For the three months ended December 31, 2006, accounting, legal, and consulting fees increased by $0.6 million, or 25.0% to $3.0 million as compared to $2.4 million for the same period in 2005. Consulting fees increased by $0.8 million, which related to consultants for international expansion, new product development, and an increase in payments to the Board of Directors. This increase was partially offset by a decrease in accounting and legal fees of $0.2 million in connection with the defense of certain lawsuits and registration costs in foreign countries and accounting costs associated with the timing of legal activity and timing of testing of our internal controls related to the Sarbanes-Oxley Act of 2002.

For the year ended December 31, 2006, accounting, legal, and consulting fees decreased by $0.3 million, or 2.7%, to $10.8 million as compared to $11.1 million for the same period in 2005. Accounting and legal fees decreased by $1.1 million, which related to a decrease in legal fees in connection with the defense of certain lawsuits and registration costs in foreign countries and accounting costs associated with the timing of legal activity and timing of testing of our internal controls related to the Sarbanes-Oxley Act of 2002. These decreases were partially offset by an increase in consulting fees of $0.8 million related to consultants for international expansion, new product development, and an increase in payments to our board of directors.

For the year ended December 31, 2005, accounting, legal, and consulting fees increased by $3.4 million, or 44.2%, to $11.1 million as compared to $7.7 million for the same period in 2004. Accounting and consulting fees increased by $1.6 million. The increase related to incurring additional consulting fees associated with the testing of our internal controls related to the Sarbanes-Oxley Act of 2002 and other non-capitalizable costs related to internally-developed software. Legal fees increased by $1.8 million due to incurring legal fees associated with the defense of certain lawsuits, settlements, and registration costs in foreign countries.

Royalties

For the three months ended December 31, 2006, royalties increased by $0.3 million related to an increase in net sales. For the year ended December 31, 2006, royalties decreased by $2.2 million, or 73.3%, to $0.8 million as compared to $3.0 million for the same period in 2005. The decrease in royalties related to fully accruing future royalties associated with the long-term post-retirement royalty agreement with Dr. Bill McAnalley in the third quarter of 2005. For the year ended December 31, 2005, royalties increased by $0.4 million, or 15.4%, to $3.0 million as compared to $2.6 million for the same period in 2004. The increase in royalties related to the increase in net sales and the increase in the accrual for the long-term post-employment benefit associated with the long-term royalty agreement with Dr. McAnalley.

Credit card processing fees

For the three months ended December 31, 2006, credit card processing fees increased by $0.5 million, or 25.0%, to $2.5 million as compared to $2.0 million for the same period in 2005. For the year ended December 31, 2006, credit card processing fees increased by $0.9 million, or 11.3%, to $8.9 million from $8.0 million for the same period in 2005. The increase is the result of the credit card company increasing the processing fee rate and an increase in net sales. For the year ended December 31, 2005, credit card processing fees increased by $1.7 million, or 27.0%, to $8.0 million as compared to $6.3 million for the same period in 2004. The increase is the result of an increase in net sales.

Research and development costs

For the three months ended December 31, 2006, research and development costs increased by $0.3 million, or 300.0%, to $0.4 million as compared to $0.1 million for the same period in 2005. For the year ended December 31, 2006, research and development costs increased by $1.4 million, or 350.0%, to $1.8 million from $0.4 million for the same period in 2005. For the year ended December 31, 2005, research and development costs increased by $0.3 million, or 300.0%, to $0.4 million as compared to $0.1 million for the same period in 2004. The increase in research and development costs related to the timing of research activities for clinical studies and development of our skin-care formulation, as well as other research and development activities.

Other miscellaneous operating expenses

The remaining miscellaneous operating expenses are primarily variable in nature and relate directly to the change in net sales. Variable costs included in other miscellaneous operating expenses consist of bank charges, utilities, repair and maintenance, telephone, insurance, postage, and offsite storage fees. For the three months ended December 31, 2006, other miscellaneous operating expenses increased by $0.6 million, or 13.3%, to $5.1 million as compared to $4.5 million for the same period in 2005. For the year ended December 31, 2006, other miscellaneous operating expenses increased by $3.5 million, or 21.9%, to $19.5 million as compared to $16.0 million for the same period in 2005. For the year ended December 31, 2005, other miscellaneous operating expenses increased by $3.0 million, or 23.1%, to $16.0 million as compared to $13.0 million for the same period in 2004.

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

Interest Income

We maintain interest-bearing accounts for certain of our cash equivalents and investments. For the three months ended December 31, 2006, interest income increased by $0.2 million to $0.7 million as compared to $0.5 million for the same period in 2005. For the year ended December 31, 2006, interest income increased by $0.7 million to $2.5 million as compared to $1.8 million for the same period in 2005. For the year ended December 31, 2005, interest income increased by $1.1 million to $1.8 million as compared to $0.7 million for the same period in 2004. The increase in interest income related to an increase in the average balance and an improvement of our average yield on investments by shifting some of our investments to tax-exempt investments.

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

For the three months ended December 31, 2006, we recorded a net transaction gain from our foreign operations of $0.3 million as compared to a net transaction loss of $0.8 million for the same period in 2005. For the year ended December 31, 2006, we recorded a net transaction gain from our foreign operations of $1.1 million as compared to a net transaction loss of $1.9 million for the same period in 2005. For the year ended December 31, 2005, we recorded a net transaction loss of $1.9 million from our foreign operations as compared to a net transaction gain of $0.3 million for the same period in 2004.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows:

Country	For the year ended December 31, 2005	For the year ended December 31, 2006
United States	38%	37.5%
Australia	30%	30%
United Kingdom	30%	30%
Japan	42%	42%
Republic of Korea	25%	27.5%
Taiwan	25%	25%

*	For 2005 and 2006, the United States statutory income tax rates include a federal income tax rate of 35% and an average state income tax rate of 3.0% for 2005 and 2.5% for 2006.

Approximately one-third of our total consolidated net sales are derived from our international operations and subject to applicable country-specific statutory income tax rates. Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”), to account for income taxes. The provisions of FAS 109 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realizability of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of December 31, 2006 and 2005, we maintained our valuation allowance for deferred tax assets in the Republic of Korea and Taiwan totaling$1.1 million and $0.7 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FAS 109, cannot be met.

The dollar amount of the provisions for income taxes is directly impacted by our profitability and a change in the mix of taxable income between countries. For the three months ended December 31, 2006, our effective income tax rate decreased to 33.1% from 37.6% as compared to the same period in 2005. For the year ended December 31, 2006, our effective income tax rate decreased to 32.1% from 37.0% as compared to the same period in 2005. Our 2006 effective income tax rate decreased as compared to 2005 because of an increase in favorable permanent differences, as well as a change in the mix of taxable income between countries.

During 2006, we realized a significant favorable permanent difference in research and experimentation income tax credits, which favorably impacted our effective income tax rate. Due to the elimination of the extraterritorial income exclusion and a reduction in research and experimentation income tax credits for the 2007 year, we anticipate our effective income tax rate will be between 34% and 37%, depending on the mix of profitability between our domestic and foreign operations.

For the year ended December 31, 2005, our effective tax rate increased to 37.0% from 27.6% as compared to the same period in 2004. Our 2005 effective income tax rate increased as compared to 2004 primarily because in 2004 we reduced our valuation allowance related to our operations in Japan.

Net Income and Earnings Per Share

For the three months ended December 31, 2006, net income decreased by $1.3 million, or 13.3%, to $8.2 million from $9.4 million for the same period in 2005. For the three months ended December 31, 2006, diluted earnings per share decreased by $0.04 per share, or 11.8%, to $0.30 per share from $0.34 per share for the same period in 2005. The decreases in net income and earnings per share related to an increase in gross profit, an increase in interest income, and a reduction of our effective income tax rate, which were offset by an increase in operating expenses, as discussed above.

For the year ended December 31, 2006, net income increased by $3.7 million, or 13.1%, to $32.4 million from $28.6 million for the same period in 2005. For the year ended December 31, 2006, diluted earnings per share increased by $0.16 per share, or 15.5%, to $1.19 per share from $1.03 per share for the same period in 2005. The increases in net income and earnings per share related to an increase in gross profit, an increase in interest income, and a reduction of our effective income tax rate, which were partially offset by an increase in our operating expenses, as discussed above.

For the year ended December 31, 2005, net income increased by $9.0 million, or 45.9%, to $28.6 million from $19.6 million for the same period in 2004. For the year ended December 31, 2005, diluted earnings per share increased by 45.1% to $1.03 per share from $0.71 per share for the same period in 2004. The increases in net income and earnings per share related to an increase in gross profit of $41.8 million, which was partially offset by an increase in our operating expenses, as discussed above.

On March 13, 2007, we declared a dividend of $0.09 per common share, for shareholders holding our common stock at the close of trading on March 28, 2007, payable on April 13, 2007. We periodically re-evaluate our dividend policy based on our ongoing consolidated results of operations, financial condition, cash requirements, and other relevant factors. We expect to pay a quarterly dividend in 2007. Since January 2004, we have declared and paid the following dividends:

Date dividends declared	Date dividends paid	Total amount of dividends	Dividend paid per common share
January 2004	March 2004	$2.6 million	$0.10
August 2004	October 2004	$2.6 million	$0.10
November 2004	January 2005	$1.9 million	$0.07
March 2005	April 2005	$1.9 million	$0.07
June 2005	July 2005	$1.9 million	$0.07
September 2005	October 2005	$1.9 million	$0.07
November 2005	January 2006	$2.1 million	$0.08
March 2006	April 2006	$2.1 million	$0.08
June 2006	July 2006	$2.1 million	$0.08
October 2006	October 2006	$2.1 million	$0.08
November 2006	January 2007	$2.1 million	$0.08

Seasonality and Selected Quarterly Statements of Operations

We believe the impact of seasonality on our consolidated results of operations is minimal. We have experienced and believe we will continue to experience variations on our quarterly results of operations in response to, among other things:

•	the timing of the introduction of new products and incentives;

•	our ability to attract and retain associates and members;

•	the timing of our incentives and contests;

•	the general overall economic outlook;

•	government regulations;

•	the outcome of certain lawsuits;

•	the perception and acceptance of network-marketing; and

•	the consumer perception of our products and overall operations.

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

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for the periods indicated. In our opinion, this information has been prepared on the same basis as our audited consolidated financial statements set forth in this report and includes all adjustments that are considered necessary to present fairly this information in accordance with generally accepted accounting principles. The reader should read this information in conjunction with “Item 15. – Consolidated Financial Statements and related Notes”—beginning on page F-1 of this report.

	Mar. 31, 2005(1)	June 30, 2005(2)	Sept. 30, 2005(3)	Dec. 31, 2005	Mar. 31, 2006(4)	June 30, 2006(5)	Sept. 30, 2006(6)	Dec. 31, 2006(7)
	(in millions, except per share information)
Net sales	$85.1	$102.6	$100.2	$101.5	$99.0	$104.8	$99.5	$106.8
Gross profit	$34.7	$39.5	$41.3	$43.7	$39.0	$44.1	$42.1	$44.2
Income before income taxes	$7.9	$9.5	$13.0	$15.0	$9.3	$13.4	$12.7	$12.2
Provision for income taxes	$(3.2)	$(3.7)	$(4.2)	$(5.7)	$(3.4)	$(4.8)	$(3.0)	$(4.1)
Net income	$4.7	$5.8	$8.7	$9.4	$5.9	$8.6	$9.7	$8.2
Earnings per share: (8)
Basic	$0.17	$0.22	$0.32	$0.35	$0.22	$0.32	$0.37	$0.31

Diluted	$0.17	$0.21	$0.32	$0.34	$0.22	$0.31	$0.36	$0.30

(1)	We introduced our new product Advanced Ambrotose™ in March 2005.
(2)	We began operations in Taiwan in June 2005.
(3)

We began selling products in Denmark in August 2005 and hired a new President of International Operations and Chief Science Officer. In addition, in August 2005, a class action lawsuit was filed in the United States that we believe is without merit and which we intend to vigorously defend.

(4)	We adopted FAS 123(R) and began to record a compensation charge related to unvested stock options and stock options granted beginning on January 1, 2006.
(5)	We introduced our new preservative-free skin care products in Japan in May 2006.
(6)	We began to recognize certain income tax credits related to research and experimentation activities.
(7)	We introduced PhytoMatrix™ in the United States and Canada in November 2006.
(8)	Computed on the basis described in Note 1 in the Notes to our Consolidated Financial Statements contained in this report.

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, funding international expansion, and payment of quarterly cash dividends. We generally fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our needs through net cash flows from operations. At December 31, 2006, we have $45.7 million in cash and cash equivalents and $25.4 million in investments, which can be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Cash and Cash Equivalents and Investments

At December 31, 2006, our cash and cash equivalents decreased by 18.7%, or $10.5 million, to $45.7 million as compared to $56.2 million at December 31, 2005. The decrease in cash and cash equivalents was directly attributable to increasing investments by $8.1 million and funding our capitalized internally-developed software project and current operations.

At December 31, 2006, our investments increased by 46.8%, or $8.1 million, to $25.4 million as compared to $17.3 million at December 31, 2005, which can be easily liquidated, if necessary, to help fund operations.

Working Capital

Working capital accounts include cash and cash equivalents, receivables, inventories, prepaid expenses, deferred revenues, payables, and accrued expenses. At December 31, 2006, our working capital decreased by $9.3 million, or 24.4%, to $28.8 million from $38.1 million at December 31, 2005. The decrease in working capital primarily related to the use of current assets to fund capital assets and purchase long-term investments. Although we can give no assurances, we believe our working capital will remain relatively unchanged as we monitor our existing cash flow needs with our current long-term investment strategy.

Our net consolidated cash flows consist of the following:

For the year ended December 31,
Provided by (used in):	2004		2005		2006
Operating activities	$29.9 million		$43.0 million		$39.9 million
Investing activities	$(12.5 million	)	$(15.6 million	)	$(35.7 million	)
Financing activities	$(2.0 million	)	$(13.8 million	)	$(14.0 million	)

Operating Activities

For the year ended December 31, 2006, our net operating activities provided cash of $39.9 million. For the year ended December 31, 2005, our net operating activities provided cash of $43.0 million. For the year ended December 31, 2004, our net operating activities provided cash of $29.9 million. For the year ended December 31, 2006, net earnings adjusted for noncash activities provided cash of $44.0 million and our working capital accounts used cash of $4.0 million. For the year ended December 31, 2005, net earnings adjusted for noncash activities provided cash of $36.8 million and our working capital accounts provided cash of $6.2 million. For the year ended December 31, 2004, net earnings adjusted for noncash activities provided cash of $30.4 million and our working capital accounts used cash of $0.5 million.

We expect that our net operating cash flows in 2007 will continue to be sufficient to fund our current operations, capital requirements, plans for international expansion, and future quarterly cash dividends.

Investing Activities

In 2006, our net investing activities used cash of $35.7 million. In 2005, our net investing activities used cash of $15.6 million, and in 2004, our net investing activities used cash of $12.5 million.

In 2006, we used cash of $26.7 million to purchase capital assets, used cash of $8.0 million to purchase investments, and used cash of $3.6 million as collateral for credit card payments in the Republic of Korea, partially offset by releasing $2.6 million of restricted cash to operations related to the expiration of a letter of credit for our travel incentive. In 2005, we used cash of $13.1 million to purchase capital assets, used cash of $0.3 million to purchase investments, and used cash of $2.3 million as collateral related to our travel incentive. In 2004, we used cash of $7.2 million to purchase fixed assets, used cash of $7.1 million to purchase investments, and released $1.8 million of restricted cash to operations related to the expiration of an unused line-of-credit.

Capital asset purchases include capitalized costs associated with our internally-developed software system. In 2004, we substantially completed the development of Phase I of this project, and in 2005, we began configuring Phase II. We originally anticipated to have substantially completed this project in the third quarter of 2006; however, we have extended the deadline for completion of Phase II to April 2007 in order to add additional functionality and fully test the configuration and integration of this large-scaled internally-developed software project. A recap of total costs to date and expected costs associated with this multi-year internally-developed software system is as follows:

	Capitalized costs	Non-capitalized costs	Total estimated costs
2004	$3.1 million	$0.5 million	$3.6 million
2005	8.7 million	2.4 million	11.1 million
2006	18.1 million	0.5 million	18.6 million
Anticipated costs to be incurred in 2007	3.1 million	0.4 million	3.5 million

Total costs of project	$33.0 million	$3.8 million	$36.8 million

In 2007, we anticipate using cash from between $6.0 million to $12.0 million to purchase other capital assets for use in our operations, for expansion of our corporate facilities and for planned international expansion.

Financing Activities

In 2006, we used cash of $14.0 million to fund our net financing activities. During 2006, we used cash of $8.5 million to pay quarterly cash dividend payments to shareholders, used cash of $7.0 million to purchase our common stock in the open market, and used cash of $0.1 million to repay capital leases. These uses of cash were partially offset by receiving cash of $1.1 million and recording an income tax benefit of $0.5 million related to option holders exercising their stock options.

In 2005, we used cash of $13.8 million to fund our net financing activities. During 2005, we used cash of $7.0 million to purchase our common stock in the open market and used cash of $7.6 million to fund quarterly cash dividend payments to shareholders. These uses of cash were partially offset by receiving cash of $0.8 million from option holders exercising their stock options.

In 2004, we used cash of $2.0 million to fund our net financing activities. During 2004, we used cash of $5.3 million to fund quarterly cash dividend payments, partially offset by receiving cash of $3.3 million from option holders exercising their stock options.

General Liquidity and Cash Flows

We continue to generate positive cash flows from operations and believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations, fund our estimated payments of cash dividends, fund the repurchase of our common stock in the open market, fund international expansion costs, and pay costs associated with implementing our new fully-integrated computer system for the next 12 to 24 months. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we would be required to raise additional funds, which may not be available on favorable terms, if at all.

We do not have any special-purpose entity arrangements, nor do we have any off balance-sheet arrangements. However, we do maintain certain future commitments associated with various agreements and contracts. As of December 31, 2006, our future maturities of existing commitments and obligations are as follows:

	For the year ended December 31,
	(in thousands)
	2007	2008	2009	2010	2011	Thereafter	Total
Funding supply agreements to purchase raw materials through 2012	$9,724	$6,819	$1,795	$1,695	$1,104	$4,200	$25,337
Minimum rental commitment related to noncancelable operating leases	2,828	2,074	1,054	830	762	4,055	11,603
Funding the long-term post-employment royalty payments to Dr. McAnalley	444	422	401	381	362	980	2,990
Funding non-cancelable employment agreements with certain executives	2,085	652	—	—	—	—	2,737
Funding the 2007 travel incentive	2,000	—	—	—	—	—	2,000
Funding a consulting agreement with Dr. McAnalley	260	—	—	—	—	—	260
Funding a clinical study with St. George’s Hospital & Medical School	200	—	—	—	—	—	200

Total commitments and obligations	$17,541	$9,967	$3,250	$2,906	$2,228	$9,235	$45,127

We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management is continuing to explore the possibility of the benefits of purchasing a manufacturing facility to help control costs of our raw materials and help ensure quality control standards. We have maintained purchase commitments with certain of our raw material suppliers to purchase minimum quantities and help ensure exclusivity of our raw materials and proprietorship of our products. Currently, we have four supply agreements that require minimum purchase commitments. We expect to exceed our minimum monthly-required purchase commitments. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any set minimums.

In 2005, we substantially completed the first phase of our fully-integrated internally-developed software system and designed the second phase of our fully integrated global internally developed software system. In 2006, we began the design and customization of Phase II of our fully-integrated internally-developed software system. We expect to incur additional costs in 2007 of approximately $3.5 million. In addition, in 2007, we plan to purchase other capital assets valued between $6.0 million and $12.0 million.

Off–Balance Sheet Arrangements

We do not utilize off-balance sheet financing arrangements; however, we finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements. As of December 31, 2006, the total future minimum lease payments under various non-cancelable operating leases totaled $11.6 million and are due in payments through 2017 as summarized in the table above.

Recent Financial Accounting Standards Board Statements

FIN 48. In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. In 2007, we estimate we will record a charge between $0.5 million and $0.9 million related to adopting FIN 48 in the first quarter of 2007.

SAB 108. In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

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

FAS 159. In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. We are currently assessing the impact of FAS 159 on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase investments as hedges or for purposes “other than trading” that are likely to expose us to certain types of market risk, including interest rate, commodity price, or equity price risk. Although we have investments, we believe there has been no material change in our exposure to interest rate risk. We have not issued any debt instruments, entered into any forward or futures contracts, purchased any options, or entered into any swap agreements.

We are exposed to other market risks, including changes in currency exchange rates as measured against the United States dollar. Because the change in value of the United States dollar measured against foreign currency may affect our consolidated financial results, changes in foreign currency exchange rates could positively or negatively affect our results as expressed in United States dollars. For example, when the United States dollar strengthens against foreign currencies in which our products are sold or weakens against foreign currencies in which we may incur costs, our consolidated net sales and/or related costs and expenses could be adversely affected.

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, and into Germany in 2006. Our United States operation services shipments to Canada, while our Australian operation services shipments to New Zealand, and our United Kingdom operation services shipments to Denmark and Germany. We translate our revenues and expenses in foreign markets using either a current (spot) rate or weighted-average rate.

We maintain policies, procedures, and internal processes in an effort to help monitor any significant market risks and we do not use any financial instruments to manage our exposure to such risks. We assess the sensitivity of our earnings and cash flows to variability in currency exchange rates by applying an appropriate range of potential rate fluctuations to our assets, obligations, and projected transactions denominated in foreign currencies.

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. The current (spot) rate, weighted-average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2006 were as follows:

Country (foreign currency name)	Low	High	Weighted- Average	Spot
Australia (Dollar)	$0.70440	$0.79010	$0.75356	$0.78930
Canada (Dollar)	$0.85360	$0.91060	$0.88206	$0.85810
Denmark (Krone)	$0.15850	$0.17900	$0.16844	$0.17700
Germany (Euro)	$1.18400	$1.33430	$1.25622	$1.32030
Japan (Yen)	$0.00836	$0.00912	$0.00860	$0.00840
New Zealand (Dollar)	$0.59620	$0.70550	$0.64995	$0.70500
Republic of Korea (Won)	$0.00100	$0.00113	$0.00106	$0.00109
Taiwan (Dollar)	$0.03002	$0.03189	$0.03075	$0.03069
United Kingdom (British Pound)	$1.72280	$1.98150	$1.84295	$1.95910

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15, beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (as defined in Exchange Act Rules 13(a) and 15(d)-15(e)), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2006, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over financial reporting. However, in April 2007, we plan to complete the implementation of Phase II of our internally-developed software project, which will complete the integration of our global operational systems with our financial system into the Oracle/JD Edwards Enterprise One System. We do not anticipate the completion of the implementation of the fully-integrated system will have a material affect on our internal control over our financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, we concluded that we maintained effective internal control over our financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of our internal control over our financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Mannatech, Incorporated and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Mannatech, Incorporated (a Texas Corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mannatech, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Mannatech, Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, Mannatech, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mannatech, Incorporated and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholder’s equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006 and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

Dallas, Texas

March 16, 2007

Item 9B. Other	Information

None.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III is incorporated by reference to our definitive proxy statement to be filed with the United States Securities and Exchange Commission no later than April 30, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of the report:

1.  Consolidated Financial Statements

The following financial statements and the Reports of Independent Registered Public Accounting Firms are filed as a part of this report on the pages indicated:

2.  Financial Statement Schedules

Financial statement schedules have been omitted because the information required therein is included in Mannatech’s Consolidated Financial Statements and related Notes set forth in Item 15 of this report.

3. Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998

3.2*	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	*	*	*	*

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.2	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.3	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.4	Form of Indemnification Agreement between Mannatech and each member of the board of directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004

10.5	Form of Indemnification Agreement between Mannatech, and its board of directors, dated September 10, 1998.	S-1	333-63133	10.8	September 10, 1998

10.6	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998

10.7	Third Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.2	November 9, 2005

10.8	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated May 29, 1997 as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998

10.9	Second Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.1	November 9, 2005

10.10	Trademark License and Supply Agreement between Mannatech and Carrington Laboratories, Inc., dated January 25, 2007, (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	January 31, 2007

10.11	Purchase Agreement between Mannatech and Marinova PTY Limited, dated August 11, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.1	November 9, 2004

10.12	Purchase Agreement between Mannatech and Larex, Inc., dated January 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.18	March 16, 2006

10.13	Purchase Agreement between Mannatech and Wellness Enterprises, LLC, dated February 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.19	March 16, 2006

10.14	Purchase Agreement between Mannatech and Coradji PTY. Limited, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	10.1	March 29, 2005

10.15	Supply agreement between Mannatech and InB:Biotechnologies, Inc., dated March 22, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.2	May 10, 2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.16	Supply agreement between Mannatech and Fine Chemetics, Inc., dated March 29, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2006

10.17	Royalty Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003.	10-Q	000-24657	10.4	August 14, 2003

10.18	Release Agreement between Mannatech and Dr. Bill McAnalley, dated August 9, 2005.	8-K	000-24657	99.1	August 10, 2005

10.19	Consulting Agreement between Mannatech and Dr. Bill McAnalley, dated August 9, 2005.	8-K	000-24657	99.2	August 10, 2005

10.20	Renewal of Consulting Agreement between Dr. Bill McAnalley and Mannatech, dated August 15, 2006.	8-K	000-24657	99.1	August 16, 2006

10.21	Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 1, 1999.	10-K	000-24657	10.7	March 30, 2000

10.22	First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2002.	10-K	000-24657	10.19	March 30, 2002

10.23	Second Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated June 7, 2004.	10-Q	000-24657	10.1	August 9, 2004

10.24	Third Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2006.	10-K	000-24657	10.28	March 16, 2006

10.25	Fourth Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 20, 2006.	8-K	000-24657	99.1	November 21, 2006

10.26	Employment Agreement between Mannatech and Dr. Robert Sinnott, dated August 31, 2005.	10-Q	000-24657	10.3	November 9, 2005

10.27	Employment Agreement between Mannatech and Mr. John Price, dated November 22, 2005.	8-K	000-24657	99.1	November 22, 2005

10.28	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated January 23, 2006.	10-K	000-24657	10.32	March 16, 2006

10.29	Employment Agreement between Mannatech and Ms. Bettina Simon, dated November 11, 2005.	10-K	000-24657	10.33	March 16, 2006

10.30	Employment Agreement between Mannatech and Stephen D. Fenstermacher, dated June 14, 2006.	8-K	000-24657	99.1	June 19, 2006

10.31	Employment Agreement between Mannatech and Terence O’Day, dated June 27, 2006.	8-K	000-24657	99.1	June 30, 2006

10.32	Employment Agreement between B. Keith Clark and Mannatech, dated August 28, 2006.	8-K	000-24657	99.2	August 29, 2006

10.33	First Amendment to the Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated March 3, 2004.	10-Q	000-24657	10.3	August 9, 2004

10.34	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004

10.35	Consulting Services Agreement between Mannatech and Fredrick Media LLC, dated November 16, 2005.	8-K	000-24657	99.1	November 21, 2005

10.36	Consulting Agreement between Bettina S. Simon and Mannatech, dated June 1, 2006.	8-K	000-24657	99.1	June 2, 2006

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.37	Royalty Agreement between Mannatech and Jett, dated September 1, 2001.	10-Q	000-24657	10.4	November 14, 2001

10.38	Letter of Understanding between Mannatech and Dr. John Axford, dated April 19, 2006.	8-K	000-24657	99.1	April 21, 2006

10.39	Extension of the Letter of Understanding Agreement between Mannatech and Dr. John Axford, dated February 18, 2007.	8-K	000-24657	99.1	February 21, 2007

14.1*	Code of Ethics	*	*	*	*

21*	List of Subsidiaries	*	*	*	*

23.1*	Consent of Grant Thornton LLP	*	*	*	*

23.2*	Consent of PricewaterhouseCoopers LLP	*	*	*	*

24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2007

Mannatech, Incorporated

By:	/s/ Samuel L. Caster
Samuel L. Caster
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

The undersigned directors and officer of Mannatech, Incorporated hereby constitute and appoint Larry Jobe and Gerald Gilbert, and each of them, with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2007.

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
Larry A. Jobe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mannatech, Incorporated

We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated (a Texas corporation) and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mannatech, Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company has adopted Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006. As discussed in Note 10 to the consolidated financial statements, the Company also adopted FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: An Amendment of FASB Statements No. 87, 88, 106, and 132R, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mannatech, Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion on both management’s assessment of Mannatech, Incorporated’s internal control over financial reporting and on the effectiveness of Mannatech, Incorporated’s internal control over financial reporting.

Grant Thornton LLP

Dallas, Texas

March 16, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mannatech, Incorporated:

In our opinion, the consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the financial position of Mannatech, Incorporated and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas

March 30, 2005

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,
	2005	2006
ASSETS
Cash and cash equivalents	$56,207	$45,701
Short-term investments	1,974	—
Restricted cash	2,777	2,251
Accounts receivable, net of allowance of $0.2 million in 2006	701	999
Income tax receivable	—	2,155
Inventories, net	19,811	23,923
Prepaid expenses and other current assets	3,471	4,323
Deferred tax assets	671	1,478

Total current assets	85,612	80,830
Long-term investments	15,375	25,375
Property and equipment, net	10,951	16,523
Construction in progress	8,157	24,725
Long-term restricted cash	1,476	3,132
Other assets	1,121	1,372
Long-term deferred tax assets	103	278

Total assets	$122,795	$152,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$23	$92
Accounts payable	5,476	3,339
Accrued expenses	16,941	26,841
Commissions and incentives payable	15,588	15,511
Taxes payable	5,773	3,556
Deferred revenue	3,712	2,697

Total current liabilities	47,513	52,036
Capital leases, excluding current portion	—	349
Long-term royalties due to an affiliate	3,341	2,879
Long-term deferred tax liabilities	1,086	7,444
Other long-term liabilities	537	730

Total liabilities	52,477	63,438
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,404,513 shares issued and 26,738,364 outstanding in 2005 and 27,617,081 shares issued and 26,409,987 outstanding in 2006	3	3
Additional paid-in capital	36,699	38,941
Retained earnings	42,505	66,393
Accumulated other comprehensive loss	(1,098)	(1,749)

	78,109	103,588
Less treasury stock, at cost, 666,149 shares in 2005 and 1,207,094 shares in 2006	(7,791)	(14,791)

Total shareholders’ equity	70,318	88,797

Total liabilities and shareholders’ equity	$122,795	$152,235

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	For the year ended December 31,
	2004	2005	2006
Net sales	$294,508	$389,383	$410,069
Cost of sales	44,847	58,028	58,461
Commissions and incentives	132,231	172,151	182,215

	177,078	230,179	240,676

Gross profit	117,430	159,204	169,393

Operating expenses:
Selling and administrative expenses	50,006	65,923	71,892
Depreciation and amortization	3,101	3,905	4,960
Other operating costs	34,739	43,766	48,467
Non-cash charge related to an affiliate stock sale	3,047	—	—

Total operating expenses	90,893	113,594	125,319

Income from operations	26,537	45,610	44,074
Interest income	735	1,778	2,513
Other income (expense), net	(274)	(1,940)	1,101

Income before income taxes	26,998	45,448	47,688

Provision for income taxes	(7,446)	(16,801)	(15,298)

Net income	$19,552	$28,647	$32,390

Earnings per common share:
Basic	$0.74	$1.06	$1.22

Diluted	$0.71	$1.03	$1.19

Weighted-average common shares outstanding:
Basic	26,436	26,990	26,598

Diluted	27,491	27,771	27,219

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005, AND 2006

(in thousands, except per share information)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Issued shares	Par value				Shares	Amounts
Balance at January 1, 2004	26,227	$3	$24,175	$9,271	$(422)	44	$(239)	$32,788
Proceeds from stock options exercised	781	—	3,308	—	—	—	—	3,308
Tax benefit from exercise of stock options	—	—	3,955	—	—	—	—	3,955
Tender of common stock to exercise stock options	107	—	323	—	—	30	(323)	—
Charge related to stock options and warrants	—	—	109	—	—	—	—	109
Non-cash charge related to stock sale from affiliate	—	—	3,047	—	—	—	—	3,047
Declared dividends of $0.27 per share	—	—	—	(7,151)	—	—	—	(7,151)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	646	—	—	646
Unrealized loss from investments classified as available for sale, net of tax of $18	—	—	—	—	(29)	—	—	(29)
Net income	—	—	—	19,552	—	—	—	19,552

Total comprehensive income	—	—	—	—	—	—	—	20,169

Balance at December 31, 2004	27,115	3	34,917	21,672	195	74	(562)	56,225
Proceeds from stock options exercised	244	—	799	—	—	—	—	799
Tax benefit from exercise of stock options	—	—	822	—	—	—	—	822
Tender of common stock to exercise stock options	45	—	231	—	—	12	(231)	—
Benefit related to stock options and warrants	—	—	(70)	—	—	—	—	(70)
Repurchase of common stock	—	—	—	—	—	580	(6,998)	(6,998)
Declared dividends of $0.29 per share	—	—	—	(7,814)	—	—	—	(7,814)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	(1,310)	—	—	(1,310)
Unrealized gain from investments classified as available for sale, net of tax of $15	—	—	—	—	17	—	—	17
Net income	—	—	—	28,647	—	—	—	28,647

Total comprehensive income	—	—	—	—	—	—	—	27,354

Balance at December 31, 2005	27,404	3	36,699	42,505	(1,098)	666	(7,791)	70,318
Proceeds from stock options exercised	213	—	1,050	—	—	—	—	1,050
Tax benefit from exercise of stock options	—	—	497	—	—	—	—	497
Charge related to stock-based compensation	—	—	683					683
Charge related to stock options and warrants	—	—	12	—	—	—	—	12
Repurchase of common stock	—	—	—	—	—	541	(7,000)	(7,000)
Declared dividends of $0.32 per share	—	—	—	(8,502)	—	—	—	(8,502)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	(622)	—	—	(622)
Unrealized gain from investments classified as available-for-sale, net of tax of $9	—	—	—	—	15	—	—	15
Charge related to adopting FAS 158	—	—	—	—	(44)	—	—	(44)
Net income	—	—	—	32,390	—	—	—	32,390

Total comprehensive income	—	—	—	—	—	—	—	31,739

Balance at December 31, 2006	27,617	$3	$38,941	$66,393	$(1,749)	1,207	$(14,791)	$88,797

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,552	$28,647	$32,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,101	3,905	4,960
Charge related to affiliate stock sale	3,047	—	—
Write-down of inventories	428	338	320
Provision for doubtful accounts	—	—	150
Loss on disposal of assets	74	75	127
Tax benefit from exercise of stock options	3,955	822	—
Accounting charge (benefit) related to stock options and warrants granted	109	(70)	12
Accounting charge related to stock-based compensation expense	—	—	683
Deferred income taxes	156	3,087	5,360
Accrued interest on receivable	7	(9)	(7)
Changes in operating assets and liabilities:
Increase in accounts receivable	(257)	(161)	(441)
Increase in income tax receivable	(4,161)	—	(2,174)
Increase in inventories	(5,677)	(7,163)	(4,456)
Increase in prepaid expenses and other current assets	(1,098)	(300)	(847)
(Increase) decrease in other assets	(1,948)	9	(228)
Increase (decrease) in accounts payable	(467)	3,279	(2,136)
Increase in accrued expenses and taxes payable	7,907	5,905	7,318
Increase (decrease) in commissions and incentives payable	6,025	3,144	(104)
Increase (decrease) in deferred revenue	(886)	1,456	(1,015)

Net cash provided by operating activities	29,867	42,964	39,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,241)	(13,114)	(26,720)
Proceeds from sale of assets	—	—	18
Decrease in restricted cash	1,771	209	2,636
Increase in restricted cash	—	(2,467)	(3,609)
Repayment by shareholders/related parties	54	—	—
Purchase of investments	(7,079)	(276)	(8,011)

Net cash used in investing activities	(12,495)	(15,648)	(35,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	—	—	497
Proceeds from stock options exercised	3,308	799	1,050
Payment of cash dividends	(5,263)	(7,563)	(8,502)
Repayment of capital lease obligation	(14)	(11)	(78)
Repurchase of common stock	—	(6,998)	(7,000)

Net cash used in financing activities	(1,969)	(13,773)	(14,033)

Effect of currency exchange rate changes on cash and cash equivalents	504	(1,534)	(699)

Net increase (decrease) in cash and cash equivalents	15,907	12,009	(10,506)
Cash and cash equivalents at the beginning of year	28,291	44,198	56,207

Cash and cash equivalents at the end of year	$44,198	$56,207	$45,701

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$8,888	$4,913	$14,139
Interest paid	$17	$—	$17
SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired through capital leases	$—	$—	$496
Asset retirement obligations related to operating leases	$333	$—	$—
Treasury shares tendered to exercise stock options	$323	$231	$—
Declaration of dividends	$1,888	$2,139	$—
Unrealized losses from investments	$—	$—	$15
Plan benefit obligation related to adopting FAS 158	$—	$—	$44

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select National Market under the symbol “MTEX”. The Company develops high-quality, proprietary nutritional supplements, skin care and topical products, and weight-management products that are primarily sold to independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany.

Independent associates purchase the Company’s products at published wholesale prices for the primary purpose of personal consumption and/or sale to retail customers. Members purchase the Company’s products at a discount from published retail prices for personal consumption. The Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery other than usual and customary product returns. Only independent associates are eligible to earn commissions and incentives. The Company has fifteen wholly-owned subsidiaries; however, only the following subsidiaries are currently active:

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

Principles of Consolidation

The consolidated financial statements and footnotes include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that could affect its reported amounts of assets, liabilities, revenues, and expenses during the reporting periods, as well as disclosures about its contingent assets and liabilities. Significant estimates for the Company include inventory obsolescence, deferred revenues, sales returns, and valuation allowance for deferred tax assets. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including credit card receivables, with original maturities of three months or less to be cash equivalents.

For the years ended December 31, 2005 and 2006, the Company includes in its cash and cash equivalents credit card receivables due from its credit card processor as the cash proceeds from credit card receivables are received within 24 to 72 hours after receiving the approval code from the credit card processor. As of December 31, 2005 and 2006, credit card receivables were $3.0 million and $3.7 million, respectively. As of December 31, 2005 and 2006, cash and cash equivalents held in bank accounts in foreign countries totaled $37.5 million and $33.8 million, respectively.

Restricted Cash

The Company is required to restrict cash related to direct selling and credit card sales in the Republic of Korea, which as of December 31, 2005 and 2006 was $1.3 million and $2.9 million, respectively. In addition, the Company is required to restrict cash related to its Canada operations, which as of December 31, 2005 and 2006 was $0.3 million and $0.4 million, respectively. The Company also restricts cash related to a term deposit in an Australian bank, totaling $0.2 million, as collateral for its Australian building lease. The restricted term deposit is expected to be renewed through March 2008, when the Australian building lease expires.

The Company offers an annual travel incentive for its independent associates who qualify for its annual travel incentive. The North American travel incentive for both 2006 and 2007 is a cruise. In 2005, the cruise ship company required a letter of credit as a security deposit. As of December 31, 2005, the Company restricted $2.5 million of its cash as collateral for this letter of credit. As of December 31, 2006, the Company continued to restrict $1.9 million of its cash as collateral for this letter of credit.

Accounts Receivable

At December 31, 2005 and 2006, accounts receivable were carried at their estimated collectible amounts, and consisted of receivable due from a bank, payments due from manufacturers for purchases of raw material inventories, and a note receivable due from an affiliate. During 2006, the Company recorded a provision for doubtful accounts of $0.2 million. In addition, at December 31, 2005 and 2006, accounts receivable included a receivable due from MannaRelief, a related party, of $0.3 million and $0.2 million, respectively and a note receivable due from an affiliate of approximately $0.2 million. The Company periodically evaluates its receivables for collectibility based on historical experience, and the length of time receivables are past due. The Company writes off receivables when they become uncollectible.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation computed using the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other operating costs in its accompanying Consolidated Statements of Operations.

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

Other Assets

For the years ended December 31, 2005 and 2006, other assets consisted of deposits for building leases in various locations totaling $1.1 million and $1.4 million, respectively.

Commissions and Incentives

Independent associates earn commissions and incentives based on their direct and indirect commissionable net sales over 13 business periods. Each business period equals 28 days. The Company accrues commissions and incentives when earned by independent associates and pays certain of its commissions related to product sales three weeks following the business period end and pays commissions related to its pack sales five weeks following the business period end.

Long-term Liabilities

At December 31, 2005 and 2006, the Company maintained building operating leases for its corporate office facilities located in the United Kingdom, Japan, the Republic of Korea, and Taiwan and accrued restoration costs related to these leases totaling $0.2 million. At December 31, 2005 and 2006, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to its deferred benefit plan for its Japan operations of $0.2 million and $0.4 million, respectively.

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

Revenue Recognition

The Company’s revenues are derived from sales of its products, sales of its starter and renewal packs, and shipping fees. Substantially all of the Company’s product sales are sold to independent associates at published wholesale prices and to members at discounted published retail prices. The Company recognizes revenue upon receipt of packs and products by its customers. The Company records revenue net of any sales taxes and records a reserve for expected sales refunds based on its historical experience.

The Company defers certain of its revenue. Total deferred revenue consists of i) revenue received from sales of packs and products, which were shipped but not received by the customers by period end; ii) revenue received related to a one-year magazine subscription; iii) revenue received from pack sales when the pack sale price exceeded the wholesale value of all individual components within the pack; and iv) revenue received related to prepaid registration fees from customers planning to attend a future corporate-sponsored event. The Company recognizes deferred revenue related to shipped packs and products upon receipt by the customer. The Company recognizes deferred revenue related to future corporate-sponsored events when the event is held. All other deferred revenue is recognized over one year. Components of deferred revenue are as follows:

	December 31, 2005	December 31, 2006
Revenue related to undelivered packs and products	$2.6 million	$1.9 million
Revenue related to one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	0.7 million	0.5 million
Revenue related to future corporate-sponsored events	0.4 million	0.3 million

Total deferred revenue	$3.7 million	$2.7 million

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $13.6 million, $18.2 million, and $18.6 million for the years ended December 31, 2004, 2005, and 2006, respectively.

Advertising Costs

The Company records advertising and promotional expenses in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $6.3 million, $8.7 million, and $10.3 million for the years ended December 31, 2004, 2005, and 2006, respectively. Educational and promotional items, called sales aids, are sold to independent associates to assist in their sales efforts and are generally included in inventories and charged to cost of sales when sold.

Accounting for Stock-Based Compensation

The Company has three stock-based compensation plans, all of which were approved by its shareholders. The Company generally grants stock options to its employees and board members at the fair market value of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two or three years. Employees and directors who own 10% or more of the Company’s outstanding stock are granted incentive stock options at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant, have a term no greater than five years, and vest over four years.

Research and Development Costs

The Company expenses research and development costs when incurred. Research and development costs related to new product development, enhancing existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $7.0 million, $5.0 million, and $6.5 million for the years ended December 31, 2004, 2005, and 2006, respectively. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

Software Development Costs

The Company capitalizes qualifying internal payroll and external contracting and consulting costs related to the development of internal use software after the conceptual formulation stage has been completed and technological feasibility has been established. The Company ceases capitalization at the time the software is placed in service. The Company amortizes such costs over the estimated useful life of the software, which is three or five years once the software has been placed in service. The Company capitalized software development costs of approximately $4.1 million, $12.1 million, and $18.4 million in 2004, 2005, and 2006, respectively. Depreciation expense related to capitalized software development costs was approximately $0.4 million, $1.1 million, and $1.5 million for the years ended December 31, 2004, 2005, and 2006, respectively.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments, receivables, and restricted cash. The Company utilizes financial institutions that the Company considers to be of high credit quality.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, time deposits, receivables, deferred revenues, payables, and accrued expenses, approximate their recorded values due to their relatively short maturities. Investments are classified as available-for-sale and carried at fair market value.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, and Taiwan operations and unrealized gains/losses from its investments classified as available-for-sale, and a charge related to adopting FAS 158.

Foreign Currency Translation

The Company’s Australian and United Kingdom subsidiaries are operating as limited service providers and the United States dollar is considered to be their functional currency. As a result, nonmonetary assets and liabilities are translated at their approximate historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. Transaction gains and (losses) totaled approximately ($0.3) million, ($1.9) million, and $1.1 million, for the years ended December 31, 2004, 2005, and 2006, respectively and are included in other income (expense), net in the Company’s Consolidated Statements of Operations.

The Company considers the Japanese Yen the functional currency of its Japanese subsidiary, the Korean Won the functional currency of its Republic of Korea subsidiary, and the Taiwan dollar the functional currency of its Taiwan subsidiary because it conducts substantially all of its business in these countries’ currencies. These subsidiaries’ assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Income (Loss)

Included in accumulated other comprehensive income (loss) are translation adjustments related to the Company’s operations in Japan, the Republic of Korea, and Taiwan, unrealized gains and losses from investments classified as available-for-sale, and a charge related to adopting FAS 158.

NOTE 2: INVESTMENTS

The Company classifies its investments as available-for-sale. At December 31, 2005 and 2006 the Company’s investments consisted of the following:

	December 31, 2005
	Amortized cost	Gross unrealized loss	Fair value
	(in thousands)
Federal Home Loan Bank	$2,000	$(26)	$1,974
State regulated utility company obligation	15,375	—	15,375

Total investments	$17,375	$(26)	$17,349

	December 31, 2006
	Amortized cost	Gross unrealized loss	Fair value
	(in thousands)
State or federal agency backed obligations	$25,375	—	$25,375

Total investments, classified as long-term	$25,375	—	$25,375

The fair value of the Company’s investments by contractual maturity at December 31, 2006, is as follows:

2006
(in thousands)
Due in one year or less	$—
Due between one and five years	—
Due after ten years	25,375

$25,375

NOTE 3: INVENTORIES

Inventories consist of raw materials, work in progress, finished goods, and sales aids that are stated at the lower of cost (using standard costs that approximate average costs) or market. Work in progress includes raw materials shipped to a third-party manufacturer to process for further use, by the Company, into certain finished goods. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at December 31, 2005 and 2006, consisted of the following:

	December 31,
	2005	2006
	(in thousands)
Raw materials	$5,759	$5,188
Work in progress	—	2,598
Finished goods, less inventory reserves for obsolescence of $387 in 2005 and $392 in 2006	14,052	16,137

	$19,811	$23,923

NOTE 4: PROPERTY AND EQUIPMENT

At December 31, 2005 and 2006, property and equipment consisted of the following:

	Estimated useful life		2005	2006
	(in thousands)
Office furniture and equipment	5 to 7 years		$7,229	$8,421
Computer hardware and software	3 to 5 years		17,122	24,362
Automobiles	3 or 5 years		119	85
Leasehold improvements	2 to 10 years	*	7,514	9,296

			31,984	42,164
Less accumulated depreciation			(21,033)	(25,641)

Property and equipment, net			$10,951	$16,523
Construction in process			8,157	24,725

			$19,108	$41,248

*	The Company amortizes leasehold improvements over the shorter of the useful life of the leased asset or the lease term.

At December 31, 2005, construction in progress consisted of capitalized internally-developed software costs of $7.8 million and $0.4 million for in-process leasehold improvements for its corporate facility. At December 31, 2006, construction in progress consisted of capitalized internally-developed software costs of $24.6 million and $0.1 million for in-process leasehold improvements for its corporate facility. The Company expects to place its internally-developed software in service in April 2007.

NOTE 5: CAPITAL LEASE OBLIGATIONS

At December 31, 2006, the net book value of leased assets was $0.5 million for fire and security equipment leased under two non-cancelable capital leases. The leases provide for monthly payments over five years. The future minimum lease payments (in thousands) are as follows:

2007	$123
2008	113
2009	113
2010	113
2011	31

Total future minimum lease payments	493
Less: Amounts representing interest (effective interest rate 5.691%)	(52)

Present value of minimum lease payments	441
Current portion of capital lease obligations	(92)

Long-term portion of capital lease obligations	$349

NOTE 6: ACCRUED EXPENSES

At December 31, 2005 and 2006, accrued expenses consisted of the following:

	2005	2006
	(in thousands)
Accrued inventory purchases	$3,442	$7,221
Accrued royalties and compensation	4,948	6,541
Other accrued operating expenses	1,959	4,275
Customer deposits and sales returns	2,212	3,518
Accrued travel expenses related to corporate events	913	2,583
Fixed asset purchases	—	1,413
Accrued legal and accounting fees	1,328	1,290
Declared dividends	2,139	—

	$16,941	$26,841

NOTE 7: INCOME TAXES

The components of the Company’s income before income taxes are attributable to the following jurisdictions for the years ended December 31:

	2004	2005	2006
	(in thousands)
United States	$23,667	$40,848	$49,455
Foreign	3,331	4,600	(1,767)

	$26,998	$45,448	$47,688

The components of the Company’s income tax provision for 2004, 2005, and 2006 are as follows:

	2004	2005	2006
Current provision:	(in thousands)
Federal	$6,407	$10,880	$8,838
State	533	746	708
Foreign	363	2,014	327

	7,303	13,640	9,873

Deferred provision:
Federal	1,235	1,892	5,693
State	125	175	417
Foreign	(1,217)	1,094	(685)

	143	3,161	5,425

	$7,446	$16,801	$15,298

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows:

	For the year ended December 31,
	2004	2005	2006
Federal statutory income taxes	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	1.3	1.5
Difference in foreign and United States tax on foreign operations	1.0	1.5	(0.2)
Effect of changes in valuation allowance for net operating loss carryforwards	(7.8)	1.1	0.8
Research and experimentation income tax credits	—	—	(3.2)
Other	(2.6)	(1.9)	(1.8)

	27.6%	37.0%	32.1%

For 2006, the Company’s effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before income taxes primarily because certain expenses were deductible for financial reporting purposes that were not deductible for tax purposes, tax-exempt interest income, change in valuation allowances, and research and experimentation income tax credits. During 2006, the Company completed its documentation and filed its 2005 Federal income tax return, as well as amended its 2002 through 2004 Federal income tax returns, which provided for research and experimentation income tax credits totaling $1.6 million for those years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31:

	2005	2006
	(in thousands)
Deferred tax assets:
Current:
Deferred revenue	$399	$286
Inventory capitalization	234	281
Inventory reserves	145	147
Accrued expenses	684	974
Net operating loss carryforward for its Japan subsidiary(1)	—	626
Other	—	457

Total current deferred tax assets	1,462	2,771

Noncurrent:
Depreciation and amortization	905	975
Net operating loss carryforward for its Republic of Korea and Taiwan subsidiaries(2)	662	1,069
Deferred royalty for affiliate	1,342	1,253
Non-cash accounting charges related to stock options and warrants	49	310
Other	29	379

Total noncurrent deferred tax assets	2,987	3,986

Total deferred tax assets	4,449	6,757
Valuation allowance	(662)	(1,069)

Total deferred tax assets, net of valuation allowance	$3,787	$5,688

Deferred tax liabilities:
Current:
Prepaid expenses	$791	$748
Other	—	545

Total current deferred tax liabilities	791	1,293
Noncurrent:
Internally-developed software	3,303	10,079
Other	5	4

Total noncurrent deferred tax liabilities	3,308	10,083

Total deferred tax liabilities	$4,099	$11,376

(1)	The net operating loss will expire in 2012.
(2)	The net operating loss for the Company’s Republic of Korea subsidiary, totaling $0.6 million, will expire between years 2010 and 2012. The net operating loss for the Company’s Taiwan subsidiary, totaling $0.5 million, will expire between years 2011 and 2012.

At December 31, 2005 and 2006, the Company’s valuation allowance was $0.7 million and $1.1 million, respectively. FAS 109 requires that a valuation allowance be established when the “more likely than not” criterion that all or a portion of net deferred tax assets will not be realized. A review of all positive and negative evidence of realizability must be considered in determining the need for a valuation allowance. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified.

The $0.7 million valuation allowance at December 31, 2005, represented a full reserve against the Company’s net deferred tax asset related to its Republic of Korea and Taiwan operations, as the Company believed the “more likely than not” criterion for recognition purposes could not be met. At December 31, 2006, the valuation allowance related to Republic of Korea and Taiwan operations increased to $0.6 million and $0.5 million, respectively, as the Company still believed the “more likely than not” criterion could not be met.

At December 31, 2006, the Company did not record a provision for any United States or foreign withholding taxes on approximately $1.0 million of its undistributed earnings related to its foreign subsidiaries because it is the intention of the Company to reinvest its undistributed earnings indefinitely in its foreign operations. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. At December 31, 2006, it is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Net deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets as follows:

	2005	2006
	(in thousands)
Current deferred tax assets	$671	$1,478
Noncurrent deferred tax assets	103	278
Noncurrent deferred tax liabilities	(1,086)	(7,444)

Net deferred tax liabilities	$(312)	$(5,688)

NOTE 8: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

Agreement with J. Stanley Fredrick

In November 2003, the Company entered into a Lock-Up Agreement whereby the Company pays Mr. J. Stanley Fredrick, the Company’s Lead Director on its Board of Directors and a major shareholder, $185,000 per year for his agreement not to sell or transfer his shares to an outside party unless approved by the Company’s Board of Directors. In June 2004, the Company’s Board of Directors authorized Mr. Fredrick to sell up to 350,000 shares of his stock and as a result, during 2004, Mr. Fredrick sold 350,000 shares of his common stock in the open market. In December 2006, Mr. Fredrick transferred 1,400,000 shares of his Company stock to a family partnership for estate planning purposes. As of December 31, 2005 and 2006, Mr. Fredrick beneficially owned 3,150,000 shares of the Company’s common stock.

In November 2003, the Company also agreed to pay Mr. Fredrick $0.1 million annually to act as its Lead Director for its Board of Directors. In 2006, the Company agreed to pay Mr. Fredrick for attendance at its Board of Directors and Committee meetings. During 2006, Mr. Fredrick was paid approximately $0.1 million related to attendance at Company Board meetings.

Agreement with Fredrick Media, LLC

On November 16, 2005, the Company entered into a consulting services agreement with Fredrick Media, LLC, which is owned by Mr. Landen Fredrick, son of Mr. J. Stanley Fredrick. Through May 2006, the Company paid Fredrick Media, LLC approximately $0.1 million related to this consulting agreement and then terminated the consulting agreement and hired Mr. Landen Fredrick as its Senior Director of Associate Initiatives.

Consulting Fees with Dr. Axford and Clinical Studies with St. George’s Hospital

St. George’s Hospital & Medical School employs Dr. John Axford, one of the Company’s directors, and is located in London, England. Dr. Axford serves as the principal investigator in the Company’s funded clinical trials for St. George’s Hospital & Medical School. In October 2002, the Company signed a three-year agreement with St. George’s Hospital & Medical School to fund a grant for $148,000 to help fund a clinical trial. In June 2004, the Company signed a second three-year agreement totaling $0.7 million with St. George’s Hospital & Medical School to fund research costs related to another clinical trial involving one of the Company’s products. At December 31 of each of 2004, 2005, and 2006, the Company accrued fees to St. George’s Hospital & Medical School of $0.2 million, related to these two clinical studies.

In January 2007, the Company entered into a third agreement with St. Georges Hospital & Medical School totaling $0.4 million to help fund a three-year clinical trial called “Ambrotose® Dosing and Optimization Studies.” Dr. Axford will also serve as principal investigator for this clinical study.

During 2004 and 2005, the Company paid Dr. Axford $33,000 and $30,000, respectively, for consulting fees related to certain research and development services. In April 2006, the Company entered into a one year Letter of Understanding with Dr. Axford. In March 2007, the Company extended this agreement for an additional year. Under the terms of the agreement, the Company agreed to pay Dr. Axford $1,500 a day for fees associated with speaking or acting as a Company spokesman at any of its company-sponsored events. During 2006, the Company paid Dr. Axford $34,000 related to this agreement.

Agreements with Dr. Bill McAnalley

On August 7, 2005, the two-year employment agreement with Dr. Bill McAnalley, who served as the Company’s Chief Science Officer, expired. As a result, the Company entered into a Release Agreement and a one-year Consulting Agreement, in which the Company was required to pay Dr. McAnalley a total of $0.9 million. The Company paid Dr. McAnalley $0.4 million in 2005 and $0.5 million in 2006 in connection with services provided under this Consulting Agreement. In August 2006, the Company extended the original Consulting Agreement to reduce the monthly payments and extend the agreement terms through August 8, 2007.

In August 2003, the Company entered into a Royalty Agreement with Dr. McAnalley. The Company agreed to pay Dr. McAnalley an annual royalty of three tenths of one percent (0.003) of the calculated incremental net products sold per year. This Royalty Agreement ended in August 2005, when Dr. McAnalley’s employment agreement expired. For the year ended December 31, 2004, the Company accrued $0.3 million and for the year ended December 31, 2005, the Company paid Dr. McAnalley $0.3 million related to this Royalty Agreement that expired in August 2005.

In August 2003, the Company also entered into a Long-Term Post-Employment Royalty Agreement with Dr. McAnalley, pursuant to which the Company is required to pay Dr. McAnalley or his heirs’ royalties for ten years, beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales, by the Company, in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was 2 years. As of December 31, 2005, the Company accrued a long-term liability related to this Royalty Agreement of $3.9 million, of which $0.5 million was currently due and included in accrued expenses at December 31, 2005. As of December 31, 2006, the Company accrued $3.3 million related to this Royalty Agreement, of which $0.5 million was currently due and included in accrued expenses at December 31, 2006.

Transactions involving Samuel Caster

In December 2004, Mr. Samuel Caster, the Company’s Chairman of the Board and Chief Executive Officer, entered into an agreement with a former employee, Dr. H. Reginald McDaniel. Under this agreement, Mr. Caster agreed to sell Dr. McDaniel 180,000 shares of his common stock at $2.66 per share. On the date of this agreement, the fair market value of the Company’s common stock was $19.59 per share. As a result of this private sale transaction in 2004, the Company recorded a one-time non-cash charge of $3.0 million, which was calculated as the difference between the fair market value of the common stock and the sales price of the stock.

Mr. Caster founded MannaRelief in 1999 and has served as its Chairman since inception. Defined under the United States Internal Revenue Code, MannaRelief is a 501(c)(3) charitable organization that provides charitable services for children. Donald Herndon, the Company’s Vice President of Field Services, also serves on MannaRelief’s board of directors. Mr. Herndon is the brother-in-law of Mr. Caster and the brother-in-law of Terry L. Persinger, who is the Company’s President and Chief Operating Officer and a member of the Company’s Board of Directors.

Historically, the Company has made cash donations to MannaRelief, sold its products to MannaRelief at cost plus shipping and handling charges, and shipped products purchased by MannaRelief to its chosen recipients. In addition, certain Company employees and consultants periodically volunteer to work or host various fund raising projects and events for MannaRelief at no cost to MannaRelief. The Company has made cash donations and sold products to MannaRelief, at cost plus shipping and handling, as follows:

	2004	2005	2006
Sold Products	$0.8 million	$1.4 million	$1.4 million
Contributed Cash Donations	$0.3 million	$0.4 million	$0.7 million

Certain Transactions with Ray Robbins

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds four positions in the Company’s associate global downline network-marketing system related to the cancellation of an agreement between the Company and Mr. Robbins in June 1999. Mr. Robbins also holds other positions in the Company’s associate global downline network-marketing system. The Company pays commissions and incentives to its independent associates and during 2004, 2005, and 2006, the Company paid commissions and incentives to Mr. Robbins totaling $2.7 million, $3.1 million, and $3.4 million, respectively. In addition, several of Mr. Robbin’s family members are independent associates and were paid associate commissions and earned incentives of approximately $0.3 million, $0.3 million, and $0.6 million for 2004, 2005, and 2006, respectively. All commissions and incentives paid to Mr. Robbins and his family members were paid in accordance with the Company’s global associate career and compensation plan.

NOTE 9: EMPLOYMENT AGREEMENTS AND SEVERANCE CHARGES

On April 15, 2003, Mr. Robert M. Henry resigned from the Company as its Chief Executive Officer and as a board member and the Company entered into a separation agreement with Mr. Henry. Pursuant to the separation agreement, the Company agreed to pay Mr. Henry a total of $1.4 million through December 31, 2005. The severance payments primarily related to the Company’s contractual obligations of Mr. Henry’s terminated employment agreement, which would have expired in 2004, outplacement fees, attorney fees, relocation fees, health and life insurance, and title to his leased vehicle. For the years ended December 31, 2004 and 2005, the Company paid Mr. Henry $0.4 million, each year.

In August 2005, the Company entered into a two-year employment agreement with Mr. John Price, its President of International Operations. Pursuant to the terms of the employment agreement, the Company agreed to grant Mr. Price 25,000 common stock options, pay relocation expenses of approximately $30,000, furnish a leased vehicle, pay an annual salary of $240,000 and allow participation in all employee benefits available to other Company executives. In January 2007, the Company increased Mr. Prices’ annual salary to $247,200. If the Company terminates his employment without cause or the Company does not renew his employment agreement or does not give notice of non-renewal on or before the one-year anniversary of this agreement, the Company will be obligated to pay Mr. Price his annual base salary following the last date of employment.

In November 2005, the Company increased the annual salary of Terry L. Persinger, its President, Chief Operating Officer, and board member, beginning in January 2006, from $357,000 to $372,000. In November 2006, the Company entered into a fourth amendment to Mr. Persinger’s employment agreement, which extended the term of Mr. Persinger’s employment to June 2008. In January 2007, the Company increased Mr. Persinger’s annual salary to $390,000. The employment agreement, and all of its amendments, specifies an annual salary and provides that either party can cancel the agreement. If the Company cancels the employment agreement without cause, the Company is required to pay Mr. Persinger’s annual salary for the remaining duration of the agreement. Mr. Persinger is also furnished a leased vehicle and is eligible to participate in all employee benefits available to other Company executives.

In November 2005, the Company entered into a two-year employment agreement with Mr. Caster. Pursuant to the terms of the employment agreement, the Company agreed to increase Mr. Caster’s annual salary from $600,000 to $660,000 and furnish a leased vehicle. In January 2007, the Company increased Mr. Caster’s annual salary to $700,000. Mr. Caster is also eligible to participate in all employee benefits available to other Company executives. The Company is obligated to pay Mr. Caster any unused but accrued vacation and the greater of one-year annual salary or the remainder of his agreement, except in the case of resignation, death, incapacitation, or termination with cause.

In November 2005, the Company entered into a two-year employment agreement with Ms. Bettina Simon, its Chief Legal Officer and Senior Vice President. Pursuant to the terms of her employment agreement, the Company agreed to pay Ms. Simon an annual salary of $300,000, furnish a leased vehicle, and allow continued participation in all employee benefits available to other Company executives. In May 2006, Ms. Simon resigned from the Company. In June 2006, the Company entered into a one-year consulting and separation agreement with Ms. Simon, whereby the Company agreed to pay Ms. Simon a total of $0.1 million for certain litigation support.

In June 2006, the Company signed a two-year employment agreement with Mr. Stephen D. Fenstermacher, its Senior Vice President and Chief Financial Officer. Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Fenstermacher an annual salary of $300,000, furnish a leased vehicle, and allow participation in all employee benefits available to its other executives. In January 2007, the Company increased Mr. Fenstermacher’s annual salary to $312,015. In addition, under the terms of the agreement, if his employment is terminated by the Company for cause or upon death, the Company is obligated to pay Mr. Fenstermacher, or his estate, any unpaid but earned salary, his annual bonus, and any other benefits through the date of termination. However, if Mr. Fenstermacher’s employment agreement is terminated by the Company without cause or due to disability, or the Company does not renew his employment agreement at the end of its term, then it is also obligated to pay Mr. Fenstermacher an amount equal to the greater of the remainder of his employment agreement or one year’s base salary.

In June 2006, the Company signed a two-year employment agreement with Mr. Terence O’Day to serve as its Executive Vice President of Global Operations. Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. O’Day an annual salary of $250,000, furnish a leased vehicle, pay approximately $0.1 million for relocation fees, and allow participation in all employee benefits available to its other executives. In January 2007, the Company increased Mr. O’Day’s annual salary to $262,500. In addition, under the terms of the agreement, if his employment is terminated by the Company for cause or upon disability or death, it is obligated to pay Mr. O’Day, or his estate, any unpaid but earned salary, his annual bonus, and any other benefits through the date of termination. However, if the Company terminates Mr. O’Day’s employment agreement without cause, or the Company does not renew his employment agreement at the end of its term, or the Company does not give notice to him of non-renewal by June 27, 2007, then it is also obligated to pay Mr. O’Day an amount equal to one year’s base salary.

In August 2006, the Company signed a two-year employment agreement with Mr. B. Keith Clark to serve as its Senior Vice President and General Counsel. Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Clark an annual salary of $250,000, furnish a leased vehicle, and allow participation in all employee benefits available to its other executives. In January 2007, the Company increased Mr. Clark’s annual salary to $255,000. In addition, under the terms of the agreement, if Mr. Clark resigns for good reason, or if the Company terminates his employment without cause or due to disability, the Company is obligated to pay Mr. Clark any unpaid but earned salary, his annual bonus, and any other benefits vested through the date of termination and the greater of one year’s base salary, or his remaining salary for the then current term of the employment agreement.

NOTE 10: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers all full-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. In 2005, the Company increased its matching contribution for the 401(k) Plan from 25% to 50% on each one dollar of contribution, up to six percent of the participating employees’ compensation, not to exceed 100 percent of the employees’ first 15% of annual compensation. In addition, the Company may make discretionary contributions to the 401(k) Plan. The Company’s matching contributions for its United States employees vest ratably over a five-year period. Contributions made by the Company to its 401(k) Plan were approximately $0.1 million, $0.4 million, and $0.4 million in 2004, 2005, and 2006, respectively.

The Company also sponsors a non-U.S. defined benefit plan covering its employees in its Japan subsidiary (“the Benefit Plan”). Pension benefits under the Benefit Plan are based on years of service and annual salary. The Company utilizes actuarial methods required by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, (“FAS 87”). Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,”, (“FAS 88”) and Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FAS Statements No. 87, 88, and 106,” to account for the Benefit Plan , (“FAS 132(R)”). As of December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FAS Statements No. 87, 88, 106, and 132(R),” (“FAS 158”). In accordance with FAS 158, the Company’s 2005 accounting and related disclosures were not affected by the adoption of FAS 158. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related Benefit Plan costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants, and changes in the level of benefits provided. The Company uses a measurement date of December 31 to evaluate and record any post-retirement benefits related to the Benefit Plan.

The following table summarized the incremental effects of adopting FAS 158 on the Company’s Consolidated Financial Statements at December 31, 2006:

	Pre FAS 158 adoption	FAS 158 adjustment	Post FAS 158 adoption
	(in thousands, except per share information)
Assets:
Long-term deferred tax assets	$247	$31	$278
Liabilities:
Other long-term liabilities	$655	$75	$730
Shareholders’ Equity
Accumulated other comprehensive loss	$1,705	$44	$1,749

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets are as follows:

	For the year ended December 31,
	2005	2006
Projected benefit obligation:	(in thousands)
Balance, beginning of year	$332	$313
Service cost	113	98
Interest cost	8	7
Liability (gains) and losses	(82)	12
Benefits paid to participants	(58)	—

Balance, end of year	$313	$430
Plan assets:
Fair value, beginning of year	$—	$—
Company contributions	58	—
Benefits paid to participants	(58)	—

Fair value, end of year	$—	$—

As of December 31, 2005 and 2006, the accumulated benefit obligation was $0.3 million and $0.4 million, respectively.

Funding Status

The funded status of the Benefit Plan reconciled to the amount reported on the Company’s Consolidated Balance Sheet is as follows:

	December 31,
	2005	2006
	(in thousands)
Unfunded benefit obligation	$(313)	$(430)
Unrecognized net transition obligation	66	—
Unrecognized net gain	(13)	—

Accrued benefit cost	$(260)	$(430)

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2005	2006
Discount rate	2.5%	2.5%
Rate of increase in compensation levels	3.0%	3.0%

Components of Expense

Pension expense for the Benefit Plan is included in selling, general and administrative expenses in the Consolidated Statements of Operations and is comprised of the following:

	For the year ended December 31,
	2005	2006
	(in thousands)
Service cost	$113	$98
Interest cost	8	7
Amortization of transition obligation	4	4
Amortization of unrecognized loss	1	—

Total pension expense	$126	$109

Estimated Benefits to be Paid

As of December 31, 2006, benefits expected to be paid by the Benefit Plan for the next five years and thereafter are approximately as follows (in thousands):

2007	$3
2008	4
2009	5
2010	6
2011	7
Thereafter	170

Total expected benefits to be paid	$195

NOTE 11: STOCK OPTION PLANS

Summary of Stock Plans

The Company has three stock-based compensation plans, all of which were approved by its shareholders. The Company generally grants stock options to its employees and board members at the fair market value of its common stock, on the date of grant, with a term no greater than ten years. The Company has not granted any stock options to non-employees other than its non-employee board members. The stock options generally vest over two or three years. Shareholders who own 10% or more of the Company’s outstanding stock are granted incentive stock options at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant, have a term no greater than five years, and vest over four years. The Company’s stock-based compensation plans are as follows:

•

In May 1997, the Company’s Board of Directors approved its 1997 Stock Option Plan (the “1997 Plan”), which provides incentive and nonqualified stock options to employees and non-employees. The Company reserved 2,000,000 shares of its common stock for issuance pursuant to the stock options granted under its 1997 Plan. No options granted under this plan will remain exercisable later than ten years after the date of grant. As of December 31, 2006, the 1997 Plan has 6,960 stock options available for grant before the plan expires in May 2007.

•

In May 1998, the Company’s Board of Directors approved its 1998 Stock Option Plan (the “1998 Plan”), which provides incentive and non-qualified stock options to employees. The Company reserved 1,000,000 shares of its common stock for issuance pursuant to the stock options granted under its 1998 Plan. No options granted under this plan will remain exercisable later than ten years after the date of grant. As of December 31, 2006, the 1998 Plan has 94,500 stock options available for grant before the plan expires in May 2008.

•

In June 2000, the Company’s Board of Directors approved its 2000 Stock Option Plan (the “2000 Plan”), which provides incentive and nonqualified stock options to employees and non-employees. The Company reserved 2,000,000 shares of its common stock for issuance pursuant to the stock options granted under its 2000 Plan. No options granted under this plan will remain exercisable later than ten years after the date of grant. As of December 31, 2006, the 2000 Plan has 159,227 stock options available for grant before the plan expires in June 2010.

•

In February 2007, the Company’s Board of Directors approved its 2007 Stock Incentive Plan (the “2007 Plan”), which reserves for issuance up to 1,000,000 shares of the Company’s common stock for incentive and nonqualified stock options, and restricted stock to its employees, board members, and nonemployees. The 2007 Plan will be submitted for approval to the Company’s shareholders of record at its 2007 Annual Shareholders’ meeting, to be held on June 14, 2007.

Stock options outstanding for the 1997, 1998, and 2000 Plans, (collectively, “the Stock Option Plans”) are in thousands, except per share information, for the year ended December 31, and are as follows:

	2004			2005			2006
	Shares (000s)	Weighted average exercise price	Aggregate intrinsic value* (000s)	Shares (000s)	Weighted average exercise price	Aggregate intrinsic value* (000s)	Shares (000s)	Weighted average exercise price	Aggregate intrinsic value* (000s)
Outstanding at beginning of year	2,313	$4.72	$14,705	1,445	$5.06	$20,194	1,237	$6.09	$9,820
Granted	25	$18.69		87	$14.81		204	$12.80
Exercised	(888)	$4.09	$13,281	(289)	$3.56	$2,963	(213)	$4.94	$2,081
Forfeited or expired	(5)	$2.63		(6)	$5.46		(29)	$18.70

Outstanding at end of year	1,445	$5.06	$20,194	1,237	$6.09	$9,820	1,199	$7.13	$9,230

Options exercisable at year end	1,245	$4.52	$17,940	1,049	$5.36	$9,026	927	$5.61	$8,533

Weighted-average fair value of options granted during the year		$12.36			$10.00			$5.55

*	The estimated aggregate intrinsic value was calculated using the fair market value at year-end minus the exercise price.

The summary of nonvested stock options as of December 31, 2006 is as follows:

	Shares (000)	Weighted-average fair value per share
Nonvested at January 1, 2006	187	$6.72
Granted during 2006	204	$5.55
Vested during 2006	(102)	$5.23
Forfeited during 2006	(17)	$11.45

Nonvested at December 31, 2006	272	$6.12

At December 31, 2006, the Company had 260,687 stock options available for future grants. The following table summarizes information with respect to the Company’s stock options outstanding and exercisable at December 31, 2006, in thousands, except years and per share information:

	Options outstanding			Options exercisable
Exercise Price Range	Number of shares (000s)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Number of shares (000s)	Weighted average exercise price	Weighted average remaining contractual life (in years)
$1.35 – $2.00	14	$1.82	0.5	14	$1.82	0.5
$2.50 – $2.69	443	$2.65	3.8	443	$2.65	3.8
$3.49 – $4.00	17	$3.50	5.4	17	$3.50	5.4
$7.45 – $8.20	446	$8.01	3.0	406	$7.99	3.0
$11.16 – $11.21	89	$11.20	9.4	8	$11.21	9.4
$12.23 – $12.44	67	$12.36	8.8	17	$12.34	8.8
$13.82 – $14.99	90	$14.54	9.8	—	$—	9.8
$17.05 – $20.64	33	$17.93	8.4	22	$18.36	8.4

$1.35 – $20.64	1,199	$7.13	5.4	927	$5.61	5.4

Pro Forma Disclosures Under FAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company applied disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“FAS 123”). In accordance with the provisions of FAS 123, the Company continued to account for stock options granted to its employees and Board of Directors using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, (“APB 25”) and accordingly did not recognize compensation expense for stock options issued to employees and board members. For disclosure purposes, the Company used the Black-Scholes option pricing model to calculate the related compensation expense for stock options granted as if it had applied the fair value recognition provisions of FAS 123. The following table illustrates the effect on the Company’s consolidated net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to all of its outstanding stock options.

	For the year ended December 31,
	2004	2005
	(in thousands, except per share information)
Consolidated net income, as reported	$19,552	$28,647
Add (Subtract): Stock-based employee compensation expense (income) included in reported net income, net of related tax effect of $42 and $27, for 2004 and 2005, respectively.	67	(43)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effect of $245 and $302 for 2004 and 2005, respectively.	(514)	(493)

Pro forma consolidated net income	$19,105	$28,111

Basic Earnings Per Share:
As reported	$0.74	$1.06
Pro forma	$0.72	$1.04
Diluted Earnings Per Share:
As reported	$0.71	$1.03
Pro forma	$0.70	$1.01

Valuation and Expense Information Under FAS 123(R)

Effective January 1, 2006, the Company adopted FAS 123(R) and selected the modified prospective method to initially report all of its related stock-based compensation expense in its consolidated financial statements. Under the modified prospective method, the Company was not required to restate its prior periods’ consolidated financial statements., but was required to estimate and disclose the fair value for all of its previously issued and outstanding stock options granted to employees and board members using a fair-value based option-pricing model.

Under the provisions of FAS 123(R), the Company is also required to measure and recognize compensation expense related to any outstanding and unvested stock options previously granted, and thereafter recognize, in its consolidated financial statements, compensation expense related to any outstanding and new stock options granted using a calculated fair-value based option-pricing model.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of related to stock option granted each year were as follows:

	2004	2005	2006
Dividend yield:	1.5%	1.5%	2.6%
Risk-free interest rate:	3.4%	3.8%	4.3%
Expected market price volatility:	82.5%	84.3%	62.0%
Forfeiture rate	0%	0%	0%
Average expected life of stock options:	5 years	7 years	4 years
Range of the exercise price of options grants during the period:	$18.69	$12.44 –$20.64	$11.16 –$14.99
Range of the calculated fair value of options granted during the period	$11.45	$8.36 – $14.22	$4.85 – $6.52

As a result of the adoption of FAS 123(R) on January 1, 2006, the Company’s consolidated financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

For the year ended December 31, 2006
(in thousands)
Selling, general and administrative expenses and Income from operations before income taxes	$682
Provision for income taxes	$256
Net income	$426
Earnings per share
Basic	$0.02
Diluted	$0.02

As of December 31, 2006, the Company expects to record compensation expense for stock options currently outstanding, in the future as follows:

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
For the year ended December 31, 2007	$0.8 million	$0.3 million	$0.5 million
For the year ended December 31, 2008	0.4 million	0.2 million	0.2 million
For the year ended December 31, 2009	0.2 million	0.1 million	0.1 million

	$1.4 million	$0.6 million	$0.8 million

During 2006, the Company granted 204,158 stock options to its employees and board members as follows:

•

On January 4, 2006, the Company granted 25,000 stock options to board member Larry Jobe at an exercise price of $12.23 per share. One-third of the stock options vest immediately and the remainder vest over two years. The options have a term of ten years.

•

On June 12, 2006, the Company granted 11,150 stock options each to board members Ray Robbins and Gerald Gilbert at an exercise price of $11.21 per share, and 1,858 stock options were granted to board member Larry Jobe at an exercise price of $11.21 per share. One-third of the stock options vest immediately, and the remainder vest over two years. The options have a term of ten years.

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

•

On November 17, 2006, the Company granted Rob Sinnott, Chief Science Officer, and Donald Herndon, Vice President of Business Administration, 5,000 stock options each. In addition, the Company granted Betsy King, Vice President of Quality Assurance, and Natalie Logan, Vice President, Global Strategic Business Systems, 12,000 stock options each and granted Linda Padilla, Vice President of Marketing, 20,000 stock options. All of these stock options have an exercise price of $14.99 per share. These options vest over three years and have a term of ten years.

In February 2007, the Company granted each of its independent directors, Mr. Gilbert, Mr. Kennedy, Mr. Axford, and Ms. Wier, 8,000 stock options and granted 4,000 stock options to Mr. Jobe. One-third of the stock options vest immediately and the remaining two-thirds vest on the second and third anniversary date. The exercise price of the stock options was $15.60 per share and the options expire in ten years.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware, and warehouse equipment under various noncancelable operating leases. Some of these leases have renewal options. All of the Company’s leases expire at various times through December 2016. The Company also leases equipment under various month-to-month cancelable operating leases. Total rent expense was approximately $2.9 million, $3.8 million, and $3.9 million for the years ended December 31, 2004, 2005, and 2006, respectively.

Approximate future minimum rental commitments for non-cancelable operating leases (in millions) are as follows:

Year ended December 31,
2007	$2.8
2008	2.1
2009	1.0
2010	0.8
2011	0.8
Thereafter	4.1

$11.6

Purchase Commitments

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. Purchase agreements with suppliers that contain minimum purchase clauses are as follows:

•

In March 2004, the Company entered into a five year Supply Agreement with Coradji PTY Limited to purchase a raw material used in the Company’s Ambrotose AO® product. Under the terms of the Supply Agreement, the Company is required to purchase a minimum annual quantity through February 2009. In November 2005, this Supply Agreement was amended to reduce the first year minimum quantity purchase from $0.4 million to $0.2 million, as the supplier’s harvest of this raw material was limited, which reduced the amount available for purchase. In April 2006, this Supply Agreement was further amended to reduce the second year minimum quantity purchase from $0.4 million to $0.2 million. As of December 31, 2006, the Company is required to purchase an aggregate of $0.9 million through 2009.

•

In August 2004, the Company entered into a five year Supply Agreement with Marionova PTY Limited to purchase raw materials used in its products. Under the terms of the Supply Agreement, the Company is required to purchase a minimum annual quantity over the first three years and is not required to purchase any minimum amount of raw materials for the last two years of this agreement. As of December 31, 2006, the Company is required to purchase an aggregate of $3.5 million through 2007.

•

In January 2006, the Company entered into a five-year Supply Agreement with Larex, Inc. to exclusively purchase Arabinogalactan, an important component used in the formulation of its Ambrotose® complex. In order to retain exclusive rights to purchase Arabinogalactan, the Company is required to purchase $0.6 million annually over five years. As of December 31, 2006, the Company is required to purchase an aggregate of $2.6 million through 2010.

•

In March 2006, the Company entered into a ten year supply agreement to purchase plant-derived mineral nutrition products from InB:Biotechnologies, Inc. As of December 31, 2006, the Company is required to purchase an aggregate of $9.2 million through 2016.

•

In January 2007, the Company entered into a three-year supply agreement with Carrington Labs to purchase Manapol®, a raw material component used in the formulation of its Ambrotose® complex. Under the terms of the agreement, the Company is required to purchase an aggregate of $9.1 million over the first two years.

Royalty and Consulting Agreements

In 2002, the Company entered into a royalty agreement with Jett, a high level associate and shareholder, whereby the Company agreed to pay Jett royalties related to the sale of certain sales aids developed by him and sold by the Company totaling $1.6 million. At December 31, 2004, 2005, and 2006, the Company paid Jett royalties associated with this agreement of $0.3 million, $0.2 million, and $0.3 million, respectively. Pursuant to this royalty agreement, the Company has paid an aggregate of $1.2 million to Jett through December 31, 2006.

The Company also utilizes royalty agreements with individuals and entities to provide compensation for items such as reprints of articles or speeches relating to the Company, sales of promotional videos featuring sports personalities, and promotional efforts used by the Company for product sales or attracting new associates. The Company paid royalties for such royalty agreements of approximately $0.4 million, $0.3 million, and $0.3 million in 2004, 2005, and 2006, respectively.

Non-Compete and Confidentiality Agreement

In July 2002, the Company entered into a Non-Compete and Confidentiality Agreement with Dr. H. Reginald McDaniel, a former medical director, who resigned from the Company in June 2002. Under the terms of the Non-Compete and Confidentiality Agreement, the Company agreed to pay Dr. McDaniel $25,000 per month as consideration for his continued compliance with the non-compete clause of this agreement. In January 2005, the Company extended the Non-Compete and Confidentiality Agreement for an additional year and agreed to extend the agreement to pay Dr. McDaniel $25,000 per month through January 2006.

NOTE 13: LITIGATION

The Company has been sued in three securities class action lawsuits, which remain pending.

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

These three lawsuits were initially filed in the District of New Mexico and consolidated on December 12, 2005 into the civil action styled “In re Mannatech, Incorporated Securities Litigation.” The Mannatech Group, consisting of Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, has been appointed as lead plaintiffs, Lerach Coughlin Stoia Geller Rudman & Robbins LLP has been appointed as lead counsel, and Claxton & Hill, PLLC has been appointed as local counsel, for the putative class.

On January 29, 2007, the Court in the District of New Mexico granted the Company’s motion to transfer venue to the United States District Court for the Northern District of Texas, Dallas Division. On March 9, 2007, an unopposed Motion for Leave to File Amended Consolidated Class Action Complaint for Securities Fraud was filed by lead plaintiffs for the putative class. The Amended Consolidated Complaint proposed by the lead plaintiffs is substantively similar to the Consolidated Class Action Complaint filed on March 3, 2006. Lead plaintiffs allege the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by artificially inflating the value of the its common stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of the Company’s products during the purported class period. The Amended Complaint expands the class period, as alleged in the Consolidated Class Action Complaint, to October 27, 2006, and also adds new allegations against the Company based on news reports of potential regulatory or enforcement actions by the State of Texas involving its selling and promotional activities. The Court has not yet entered a scheduling order and the Company anticipates that it will file a motion to dismiss the Amended Complain within the next sixty to ninety days.

The Company has also been sued in three shareholder derivative lawsuits, which remain pending:

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

In 2005, the Company’s independent directors appointed a Special Litigation Committee (“SLC”) to review the initial three derivative actions and determine the proper corporate response. This review was completed on August 26, 2006 and the SLC issued its report, determining that it is in the Company’s best interest to dismiss the derivative lawsuits. Statements by the Company to this effect were filed with the courts in the respective derivative cases on September 13, 2006.

The Schrimpf state court lawsuit has been stayed pending the outcome of the Middleton federal lawsuit, the first-filed derivative action. On February 5, 2007, the Court administratively closed the Schrimpf action, subject to being reopened when the case again becomes active. Additionally, on January 30, 2007, the Court in the Middleton and Nystrom lawsuits denied without prejudice the motions to consolidate the two actions, as well as the competing motions to appoint lead derivative plaintiff and lead counsel. Mediated settlement discussions were conducted on December 20, 2006 and March 7, 2007 involving the Company and lead counsel in the putative securities class action litigation, and counsel for each of the derivative plaintiffs. These discussions did not produce a settlement.

Following the mediation in December 2006, the Company received separate derivative demand letters on behalf of shareholders Frances Nystrom, one of the derivative plaintiffs noted above, and Duncan Gardner, a separate shareholder represented by the same law firm that represents derivative plaintiff Kelly Schrimpf. These demand letters were received on January 9, 2007 and January 19, 2007, respectively. Ms. Nystrom and Mr. Gardner make claims, purportedly on behalf of Mannatech, Incorporated, with regard to the funding of various research projects and requesting the commencement of legal proceedings against unnamed directors and officers, as well as other entities engaged in research relied upon by the Company. The proper response to these allegations is now being investigated by the Company and its counsel.

The Company filed its motions to dismiss the Middleton and Nystrom complaints on March 12, 2007. The motions seek dismissal under Texas Business Corporation Act article 5.14 for the failure to properly meet the Texas derivative demand requirements, and on the basis of the SLC’s determination that the derivative lawsuits are not in the best interest of the Company and should be dismissed.

Plaintiffs in the consolidated putative class actions and in the shareholder derivative actions seek an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees.

In response to these actions, the Company continues to work with its experienced securities litigation counsel to vigorously defend itself and its officers and directors. The Company also believes this type of litigation is inherently unpredictable. It should be noted that a court must certify a class before a case can proceed as a class action lawsuit and that the determination has not been made in the consolidated securities cases. The Company believes these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the damages or the range of damages, if any, that it might incur in connection with any of these above mentioned securities and derivative lawsuits.

On March 16, 2006, the Company filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of its utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. On February 9, 2007, the Company filed an Amended Complaint, adding patent infringement claims related to its recently issued United States Patent No. 7,157,431 (“Compositions of Plant Carbohydrates as Dietary Supplements”). In the Company’s Amended Complaint, it seeks to force Glycobiotics to cease the manufacture, sale, and use of its glyconutritional product marketed under its brand name “Glycomannan,” and allege additional claims for unfair competition due to false and misleading statements. On February 20, 2007, Glycobiotics filed its Original Answer and Counterclaims to the Company’s Amended Complaint. The Counterclaims allege various antitrust claims based on the Company’s exclusive contract to purchase a proprietary formula of Arabinogalactan, used in Ambrotose® complex. The Company filed its answer on March 12, 2007, denying all of the claims. On December 22, 2006, Glycobiotics filed a Motion for Claim Construction (i.e., Markman motion) and a Partial Motion for Summary Judgment. Those motions were amended on March 2, 2007 to address the claims added in the Amended Complaint. The Company’s response to those motions is due on March 21, 2007. On March 2, 2007, the Company filed a Motion for Partial Summary Judgment on Glycobiotics’ infringement of its United States Patent No. 7,157,431. The Company continues to vigorously prosecute this case and is actively pursuing discovery relating to the defendant’s conduct and its infringement of both patents. The case is currently set for trial in June 2007.

On May 5, 2006, the Company also filed a patent infringement lawsuit against Techmedica Health™ Inc., or Techmedica, for alleged infringement of the Company’s utility United States Patent No. 6,929,807 in the United States District Court of the Northern District of Texas, Dallas Division. The Company sued Techmedica to cease the manufacture, sale, and use of its glyconutritional product marketed under their brand name “Nutratose” and for alleged unfair competition due to false and misleading statements. In June 2006, the Company filed its response to the motion to transfer venue filed by Techmedica. The court agreed with the Company’s position and denied Techmedica’s motion to transfer on August 3, 2006. After discovering that Triton Nutra, Inc. manufactures Nutratose for Techmedica Health, the Company filed an Amended Complaint on February 6, 2007 to add Triton Nutra as a named defendant and to assert patent infringement claims against both Techmedica and Triton Nutra related to its Patent No. 6,929,807 and its recently issued United States Patent No. 7,157,431. Triton Nutra was served with the Amended Complaint and its answer is due on March 12, 2007. The Company continues to actively conduct discovery in this case and will coordinate a new scheduling order with both defendants after Triton Nutra answers the Amended Complaint. The Company expects the court to set a trial date for this case in March 2008.

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

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, up to 5% of its outstanding shares, or approximately 1.3 million shares, of its common stock to help manage any dilutive effects of its common stock in the open market. On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by its Board of Directors. As of December 31, 2006, the Company had repurchased the following number of shares of its common stock in the open market:

Month purchased	Number of common shares purchased in the open market	Approximate cost	Average price paid per share
May 2005	190,850	$3.0 million	$15.71
September 2005	182,626	2.0 million	$10.95
October 2005	207,023	2.0 million	$9.66
May 2006	73,955	1.0 million	$13.52
June 2006	253,289	3.0 million	$11.84
July 2006	144,840	2.0 million	$13.81
August 2006	68,861	1.0 million	$14.52

Total	1,121,444	$14.0 million	$12.48

As of December 31, 2006, the maximum number of shares available for repurchase under the June 2004 plan, previously approved by the Company’s Board of Directors, was 196,124. The Company is also authorized to purchase up to $20 million of its outstanding common stock, in the open market, under its August 2006 program.

NOTE 15: EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) calculations are based on the calculated weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the years ended December 31, 2004, 2005 and 2006. For 2004, none of the Company’s 1.4 million common stock options or its 213,333 stock warrants were excluded from its diluted EPS calculation. For 2005, approximately 0.1 million of the Company’s common stock options were excluded from its diluted EPS calculation using a weighted-average close price of $12.01 per share, as their effect was antidilutive. For 2006, approximately 0.1 million of the Company’s common stock options were excluded from its diluted EPS calculation using a weighted-average close price of $15.87 per share, as their effect was antidilutive. The amounts are rounded to the nearest thousands, except per share amounts.

	2004			2005			2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$19,552	26,436	$0.74	$28,647	26,990	$1.06	$32,390	26,598	$1.22
Effect of dilutive securities –
Stock options	—	955	(0.03)	—	673	(0.03)	—	515	(0.03)
Stock warrants(1)	—	100	—	—	108	—	—	106	—
Diluted EPS:

Net income available to common shareholders plus assumed conversions	$19,552	27,491	$0.71	$28,647	27,771	$1.03	$32,390	27,219	$1.19

(1)	In 2001, as part of a separation agreement, the Company granted an officer 213,333 stock warrants, at exercise prices ranging from $1.75 to $4.00 per share. The stock warrants vested immediately and expire on February 28, 2008.

The Company’s quarterly cash dividend increased from $0.07 per share in 2005 to $0.08 per share in 2006. The dividend policy is periodically re-evaluated based on consolidated results of operations, financial position, cash requirements, and other relevant factors.

NOTE 16: SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales.

The Company aggregates all of its operating units because it operates as a single reportable segment as a seller of nutritional supplements through its network-marketing distribution channels operating in ten countries. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins.

The Company has six active subsidiaries that operate in six physical locations and sells products in ten different countries around the world. The six physical locations include the United States, Australia, the United Kingdom, Japan, the Republic of Korea, and Taiwan. Each of the Company’s physical locations service different geographical areas. The United States parent processes orders for Canada; however, products and packs sold in Canada are shipped through a third-party distribution facility located in Canada. The Company’s Australian location processes orders for both Australia and New Zealand, and the orders are shipped for Australia and New Zealand through a third-party distribution facility located in Australia. The Company’s United Kingdom location processes and ships orders for the United Kingdom, Denmark, and Germany.

All of the Company’s six active subsidiaries are fully operating subsidiaries, except for Australia and the United Kingdom. The Company’s Australian and United Kingdom subsidiaries operate as limited-risk service providers and are responsible for providing management, marketing and administrative services, processing and shipping orders, and overseeing the payment of cost of sales and commissions for processed orders on behalf of its parent operating in the United States. For these services, the limited-risk service providers are paid a management fee from its United States parent, which is eliminated in the Company’s consolidated financial statements. In addition to the processing and shipping of orders in the United States and Canada, the United States parent owns all of the sales and inventories and accrues all commissions and costs related to activities in New Zealand, Australia, the United Kingdom, Denmark, and Germany.

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the year ended December 31, is as follows:

	For the year ended December 31,
	2004		2005		2006
	(in millions)
United States	$192.5	65.4%	$259.4	66.6%	$271.4	66.2%
Canada	22.2	7.5%	28.0	7.2%	28.6	7.0%
Australia	30.6	10.4%	35.7	9.2%	30.5	7.4%
United Kingdom	10.5	3.6%	8.9	2.3%	7.5	1.8%
Japan	24.5	8.3%	35.4	9.1%	41.4	10.1%
New Zealand	12.9	4.4%	14.6	3.7%	8.9	2.2%
Republic of Korea*	1.3	0.4%	4.6	1.2%	12.4	3.0%
Taiwan**	—	—%	2.3	0.6%	3.7	0.9%
Denmark***	—	—%	0.5	0.1%	3.4	0.8%
Germany****	—	—%	—	—%	2.3	0.6%

Totals	$294.5	100%	$389.4	100%	$410.1	100%

*	Republic of Korea began operations in September 2004.
**	Taiwan began operations in June 2005.
***	United Kingdom began shipping products to Denmark in August 2005.
****	United Kingdom began shipping products to Germany in March 2006.

	For the year ended December 31,
	2004	2005	2006
	(in millions)
Consolidated product sales	$209.3	$284.8	$309.1
Consolidated pack sales	70.5	87.8	80.7
Consolidated other, including freight	14.7	16.8	20.3

Total	$294.5	$389.4	$410.1

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, are as follows:

	December 31,
	2005	2006
	(in millions)
Country
Australia	$0.2	$0.2
Japan	0.3	0.3
Republic of Korea	0.6	0.6
Taiwan	0.3	0.2
United Kingdom	0.5	0.5
United States	17.2	39.4

	$19.1	$41.2

NOTE 17: RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48. In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted and requires a company to record the cumulative effect as an adjustment to its retained earnings at the beginning of the period in which it is adopted. The Company has not fully completed its evaluation of the impact of adopting FIN 48, but as of December 31, 2006, estimates it will record a charge to beginning retained earnings between $0.5 million to $0.9 million related to adopting FIN 48 in the first quarter of 2007.

SAB 108. In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

FAS 159. In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of FAS 159 on its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies, which the Company adopts as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998

3.2*	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001.	*	*	*	*

4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998

10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.2	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.3	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004

10.4	Form of Indemnification Agreement between Mannatech and each member of the board of directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004

10.5	Form of Indemnification Agreement between Mannatech, and its board of directors, dated September 10, 1998.	S-1	333-63133	10.8	September 10, 1998

10.6	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998

10.7	Third Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.2	November 9, 2005

10.8	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated May 29, 1997 as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998

10.9	Second Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.1	November 9, 2005

10.10	Trademark License and Supply Agreement between Mannatech and Carrington Laboratories, Inc., dated January 25, 2007, (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	January 31, 2007

10.11	Purchase Agreement between Mannatech and Marinova PTY Limited, dated August 11, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.1	November 9, 2004

10.12	Purchase Agreement between Mannatech and Larex, Inc., dated January 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.18	March 16, 2006

10.13	Purchase Agreement between Mannatech and Wellness Enterprises, LLC, dated February 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.19	March 16, 2006

10.14	Purchase Agreement between Mannatech and Coradji PTY. Limited, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	10.1	March 29, 2005

10.15	Supply agreement between Mannatech and InB:Biotechnologies, Inc., dated March 22, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.2	May 10, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit (s)	Filing Date
10.16	Supply agreement between Mannatech and Fine Chemetics, Inc., dated March 29, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2006

10.17	Royalty Agreement between Mannatech and Dr. Bill McAnalley, dated August 7, 2003.	10-Q	000-24657	10.4	August 14, 2003

10.18	Release Agreement between Mannatech and Dr. Bill McAnalley, dated August 9, 2005.	8-K	000-24657	99.1	August 10, 2005

10.19	Consulting Agreement between Mannatech and Dr. Bill McAnalley, dated August 9, 2005.	8-K	000-24657	99.2	August 10, 2005

10.20	Renewal of Consulting Agreement between Dr. Bill McAnalley and Mannatech, dated August 15, 2006.	8-K	000-24657	99.1	August 16, 2006

10.21	Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 1, 1999.	10-K	000-24657	10.7	March 30, 2000

10.22	First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2002.	10-K	000-24657	10.19	March 30, 2002

10.23	Second Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated June 7, 2004.	10-Q	000-24657	10.1	August 9, 2004

10.24	Third Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2006.	10-K	000-24657	10.28	March 16, 2006

10.25	Fourth Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 20, 2006.	8-K	000-24657	99.1	November 21, 2006

10.26	Employment Agreement between Mannatech and Dr. Robert Sinnott, dated August 31, 2005.	10-Q	000-24657	10.3	November 9, 2005

10.27	Employment Agreement between Mannatech and Mr. John Price, dated November 22, 2005.	8-K	000-24657	99.1	November 22, 2005

10.28	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated January 23, 2006.	10-K	000-24657	10.32	March 16, 2006

10.29	Employment Agreement between Mannatech and Ms. Bettina Simon, dated November 11, 2005.	10-K	000-24657	10.33	March 16, 2006

10.30	Employment Agreement between Mannatech and Stephen D. Fenstermacher, dated June 14, 2006.	8-K	000-24657	99.1	June 19, 2006

10.31	Employment Agreement between Mannatech and Terence O’Day, dated June 27, 2006.	8-K	000-24657	99.1	June 30, 2006

10.32	Employment Agreement between B. Keith Clark and Mannatech, dated August 28, 2006.	8-K	000-24657	99.2	August 29, 2006

10.33	First Amendment to the Non-Compete and Confidentiality Agreement between Mannatech and Dr. H. Reginald McDaniel, dated March 3, 2004.	10-Q	000-24657	10.3	August 9, 2004

10.34	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004

10.35	Consulting Services Agreement between Mannatech and Fredrick Media LLC, dated November 16, 2005.	8-K	000-24657	99.1	November 21, 2005

10.36	Consulting Agreement between Bettina S. Simon and Mannatech, dated June 1, 2006.	8-K	000-24657	99.1	June 2, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit (s)	Filing Date
10.37	Royalty Agreement between Mannatech and Jett, dated September 1, 2001.	10-Q	000-24657	10.4	November 14, 2001

10.38	Letter of Understanding between Mannatech and Dr. John Axford, dated April 19, 2006.	8-K	000-24657	99.1	April 21, 2006

10.39	Extension of the Letter of Understanding Agreement between Mannatech and Dr. John Axford, dated February 18, 2007.	8-K	000-24657	99.1	February 21, 2007

14.1*	Code of Ethics	*	*	*	*

21*	List of Subsidiaries	*	*	*	*

23.1*	Consent of Grant Thornton LLP	*	*	*	*

23.2*	Consent of PricewaterhouseCoopers LLP	*	*	*	*

24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	Filed herewith.