Form 10-Q
period 2007-03-31
MANNATECH INC
filed 2007-05-10
CIK 1056358

March 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

As of April 30, 2007, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,426,487.

Mannatech, Incorporated

Forward-Looking Statements

Certain disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements other than statements of historical fact are considered forward-looking statements and reflect only current views about future events and financial performance. These forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	management’s plans and objectives for future operations;

•	existing cash flows being adequate to fund future operational needs;

•	future plans related to budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	the realization of net deferred tax assets;

•	expanding international operations;

•	global statutory tax rates remaining unchanged;

•	the impact of future market changes due to exposure to foreign currency translations;

•	effect of consumer uncertainty;

•	the possibility of certain policies, procedures, and internal processes minimizing exposure to market risk;

•	the impact of new accounting pronouncements on financial condition, results of operations, or cash flows;

•	the outcome of new or existing litigation matters;

•	the outcome of new or existing regulatory inquiries or investigations; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	overall expected growth in the nutritional supplements industry;

•	plans for expected future product development;

•	changes in manufacturing costs;

•	shifts in the mix of packs and products;

•	the future impact of any changes to global associate career and compensation plan or incentives;

•	the ability to attract and retain independent associates and members;

•	new regulatory changes that may affect operations and/or products;

•	any impact of competition, competitive products, and pricing;

•	any impact related to media or publicity;

•	the political, social, and economic climate; and

•	the risk factors described in this report, as well as other reports filed with the United States Securities and Exchange Commission.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2006	March 31, 2007
		(unaudited)
ASSETS
Cash and cash equivalents	$45,701	$39,718
Restricted cash	2,251	2,267
Accounts receivable, net of allowance of $0.2 million in 2006 and 2007	999	119
Income tax receivable	2,155	1,759
Inventories, net	23,923	25,057
Prepaid expenses and other current assets	4,323	5,654
Deferred tax assets	1,478	951

Total current assets	80,830	75,525
Long-term investments	25,375	25,375
Property and equipment, net	16,523	16,839
Construction in progress	24,725	29,469
Long-term restricted cash	3,132	3,771
Other assets	1,372	1,511
Long-term deferred tax assets	278	304

Total assets	$152,235	$152,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital lease	$92	$94
Accounts payable	3,339	7,956
Accrued expenses	26,841	17,306
Commissions and incentives payable	15,511	18,298
Taxes payable	3,556	2,435
Deferred revenue	2,697	275

Total current liabilities	52,036	46,364
Capital lease, excluding current portion	349	314
Long-term royalties due to an affiliate	2,879	2,768
Long-term deferred tax liabilities	7,444	7,986
Other long-term liabilities	730	2,413

Total liabilities	63,438	59,845

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,507,048 shares issued and 26,840,899 shares outstanding in 2006 and 27,628,581 shares issued and 26,421,487 shares outstanding in 2007	3	3
Additional paid-in capital	38,941	39,292
Retained earnings	66,393	70,059
Accumulated other comprehensive loss	(1,749)	(1,614)

	103,588	107,740
Less treasury stock, at cost, 1,207,094 shares in 2006 and 2007	(14,791)	(14,791)

Total shareholders’ equity	88,797	92,949

Total liabilities and shareholders’ equity	$152,235	$152,794

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three months ended March 31,
	2006	2007
Net sales	$98,971	$104,799
Cost of sales	14,561	14,693
Commissions and incentives	45,374	46,953

	59,935	61,646

Gross profit	39,036	43,153

Operating expenses:
Selling and administrative expenses	17,777	19,719
Depreciation and amortization	998	1,465
Other operating costs	11,006	12,148

Total operating expenses	29,781	33,332

Income from operations	9,255	9,821
Interest income	572	647
Other expense, net	(514)	(36)

Income before income taxes	9,313	10,432
Provision for income taxes	(3,405)	(3,543)

Net income	$5,908	$6,889

Earnings per share:
Basic	$0.22	$0.26

Diluted	$0.22	$0.26

Weighted-average common shares outstanding:
Basic	26,764	26,418

Diluted	27,392	26,979

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2007

(in thousands, except per share information)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Issued Shares	Par value				Shares	Amounts
Balance at December 31, 2005	27,404	$3	$36,699	$42,505	($1,098)	666	($7,791)	$70,318
Proceeds from stock options exercised	103	—	668	—	—	—	—	668
Tax benefit from exercise of stock options	—	—	275	—	—	—	—	275
Charge related to stock-based compensation	—	—	158	—	—	—	—	158
Charge related to stock warrants	—	—	48	—	—	—	—	48
Declared dividends of $0.08 per share	—	—	—	(2,147)	—	—	—	(2,147)
Components of comprehensive income: Foreign currency translations	—	—	—	—	100	—	—	100
Unrealized gain from investments classified as available-for-sale, net of tax of $4	—	—	—	—	6	—	—	6
Net income	—	—	—	5,908	—	—	—	5,908

Total comprehensive income								6,014

Balance at March 31, 2006	27,507	$3	$37,848	$46,266	($992)	666	($7,791)	$75,334

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Issued shares	Par value				Shares	Amounts
Balance at December 31, 2006	27,617	$3	$38,941	$66,393	($1,749)	1,207	($14,791)	$88,797
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	—	—	—	(845)	—	—	—	(845)
Proceeds from stock options exercised	12	—	25	—	—	—	—	25
Charge related to stock-based compensation	—	—	308	—	—	—	—	308
Charge related to stock warrants	—	—	18	—	—	—	—	18
Declared dividends of $0.09 per share	—	—	—	(2,378)	—	—	—	(2,378)
Components of comprehensive income: Foreign currency translation	—	—	—	—	134	—	—	134
Unrealized gain from investments classified as available-for-sale, net of tax of $1	—	—	—	—	1	—	—	1
Net income	—	—	—	6,889	—	—	—	6,889

Total comprehensive income								7,024

Balance at March 31, 2007	27,629	$3	$39,292	$70,059	($1,614)	1,207	($14,791)	$92,949

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,908	$6,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	998	1,465
Write-down of inventories	104	26
Loss on disposal of assets	28	1
Accounting charge related to stock warrants	48	18
Accounting charge related to stock-based compensation	158	308
Deferred income taxes	1,225	1,048
Accrued interest on note receivable	(2)	—

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(373)	879
(Increase) decrease in income tax receivable	(2,389)	406
(Increase) decrease in inventories	2,666	(1,120)
Increase in prepaid expenses and other current assets	(2,920)	(1,331)
Decrease in other assets	(43)	(138)
Increase (decrease) in accounts payable	(1,980)	4,616
Decrease in accrued expenses and taxes payable	(1,861)	(9,926)
Increase in commissions and incentives payable	2,742	2,785
Increase (decrease) in deferred revenue	818	(2,422)

Net cash provided by operating activities	5,127	3,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,890)	(6,534)
Increase in restricted cash	(9)	(696)

Net cash used in investing activities	(5,899)	(7,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	275	—
Payment of cash dividends	(2,147)	(2,378)
Proceeds from stock options exercised	668	25
Repayment of capital lease obligations	(3)	(33)

Net cash used in financing activities	(1,207)	(2,386)

Effect of exchange rate changes on cash and cash equivalents	34	129

Net decrease in cash and cash equivalents	(1,945)	(5,983)
Cash and cash equivalents at the beginning of period	56,207	45,701

Cash and cash equivalents at the end of period	$54,262	$39,718

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Declaration of dividends	$2,147	$2,378

Unrealized losses from investments	$10	$—

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

Wholly-owned subsidiary name	Date incorporated	Location of subsidiary	Date operations began
Mannatech Australia Pty Limited	April 1998	St. Leonards, Australia	October 1998
Mannatech Limited	November 1998	Didcot, Oxfordshire, United Kingdom	November 1999
Mannatech Japan, Inc.	January 2000	Tokyo, Japan	June 2000
Mannatech Korea Ltd.	February 2004	Seoul, Republic of Korea	September 2004
Mannatech Taiwan Corporation	June 2004	Coppell, Texas*	June 2005
Mannatech (International) Limited	December 2005	Gibraltar	December 2005

*Mannatech	Taiwan Corporation operates a branch office in Taipei, Taiwan.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in its annual report on Form 10-K for the year ended December 31, 2006 and filed with the United States Securities and Exchange Commission on March 16, 2007.

Principles of Consolidation

The Company’s consolidated financial statements and footnotes include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that could affect its reported amounts of assets, liabilities, revenues, and expenses during the reporting periods, as well as disclosures about its contingent assets and liabilities. Significant estimates for the Company include inventory obsolescence, deferred revenue, sales returns, and valuation allowance for deferred tax assets. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including credit card receivables, with original maturities of three months or less to be cash equivalents.

As of December 31, 2006 and March 31, 2007, the Company included in its cash and cash equivalents credit card receivables due from its credit card processor because the cash proceeds from credit card receivables are received within 24 to 72 hours after receiving the approval code from the credit card processor. As of December 31, 2006 and March 31, 2007, credit card receivables were $3.7 million and $2.0 million, respectively. As of December 31, 2006 and March 31, 2007, cash and cash equivalents held in bank accounts in foreign countries totaled $33.8 million and $24.6 million, respectively.

Restricted Cash

The Company is required to restrict cash related to direct selling and credit card sales in the Republic of Korea, which, as of December 31, 2006 and March, 31, 2007, was $2.9 million and $3.6 million, respectively. In addition, the Company is required to restrict cash related to its Canada operations, which, as of December 31, 2006 and March 31, 2007, was $0.4 million. The Company also restricts cash related to a term deposit in an Australian bank, totaling $0.2 million, as collateral for its Australian building lease. The restricted term deposit is expected to be renewed through March 2008, when the Australian building lease expires.

The Company offers an annual travel incentive for its independent associates who qualify for its annual travel incentive. The United States travel incentive for 2007 is a cruise on a Royal Caribbean International® cruise ship. Royal Caribbean requires its customers to provide a letter of credit as a security deposit against damages to the ship. At December 31, 2006 and March 31, 2007, the Company restricted cash related to the letter of credit totaling $1.9 million as collateral for its travel incentive.

Accounts Receivable

At December 31, 2006 and March 31, 2007, account receivables were carried at their estimated collectible amounts, and consisted of a receivable due from a bank, payments due from manufacturers for purchases of raw material inventories, and a note receivable due from an affiliate. During 2006, the Company recorded an allowance for doubtful accounts of $0.2 million. In addition, at December 31, 2006 and March 31, 2007, accounts receivable included a receivable due from MannaRelief, a related party, of $0.2 million and $0.1 million, respectively. The Company writes off receivables when they become uncollectible.

Other Assets

At December 31, 2006 and March 31, 2007, other assets primarily consisted of deposits for building leases in various locations totaling $1.3 million.

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

Long-Term Liabilities

Other long-term liabilities consisted of a liability associated with income tax uncertainty, long-term management non-equity incentive bonus, deferred benefit obligation, and liabilities related to its building leases.

At December 31, 2006 and March 31, 2007, the Company maintained building operating leases for its subsidiary office facilities located in the United Kingdom, Japan, the Republic of Korea, and Taiwan and accrued restoration costs related to certain of these leases totaling $0.2 million. At December 31, 2006 and March 31, 2007, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to its deferred benefit plan for its Japan operations of $0.4 million. In addition, as of March 31, 2007, the Company recorded a $0.2 million accrual related to its management non-equity incentive bonus. See income tax footnote discussion for the liability related to the Company’s adoption of FIN 48.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, and Taiwan operations, and unrealized gains/losses from its investments classified as available-for-sale, net of income taxes.

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

The Company defers certain of its revenue. Total deferred revenue consists of i) revenue received from sales of packs and products, which were shipped but not received by customers by period end; ii) revenue received related to a one-year magazine subscription; iii) revenue received from pack sales when the pack sale price exceeded the wholesale value of all individual components within the pack; and iv) revenue received related to prepaid registration fees from customers planning to attend a future corporate-sponsored event. The Company recognizes deferred revenue related to shipped packs and products upon receipt of payment, by the customer. All other deferred revenue is recognized over one year. Components of deferred revenue are as follows:

	December 31, 2006	March 31, 2007

Revenue related to undelivered packs and products	$1.9 million	$	—million
Revenue related to a one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	0.5 million		0.3 million
Revenue related to future corporate-sponsored events	0.3 million		— million

Total deferred revenue	$2.7 million		$0.3 million

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $4.5 million and $4.4 million for the three months ended March 31, 2006 and 2007, respectively.

NOTE 2      INVESTMENTS

The Company classifies its investments as available-for-sale. At December 31, 2006 and March 31, 2007, the Company’s investments consisted of the following:

	December 31, 2006 and March 31,2007
	Amortized cost	Gross unrealized loss	Fair value
	(in thousands)
State or federal agency backed obligations	$25,375	$—	$25,375
Total investments, classified as long-term	$25,375	$—	$25,375

The fair values of the Company’s investments by contractual maturity at December 31, 2006 and March 31, 2007, were as follows:

	December 31, 2006	March 31, 2007
	(in thousands)
Due in one year or less	$—	$—
Due between one and five years	—	—
Due after ten years	25,375	25,375

	$25,375	$25,375

NOTE 3      INVENTORIES

Inventories consist of raw materials, work in progress, finished goods, and sales aids that are stated at the lower of cost (using standard costs that approximate average costs) or market. Work in progress includes raw materials shipped to a third-party manufacturer to process for further use into certain finished goods. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at December 31, 2006 and March 31, 2007, consisted of the following:

	December 31, 2006	March 31, 2007
	(in thousands)
Raw materials	$5,188	$4,739
Work in progress	2,598	2,673
Finished goods, less inventory reserves for obsolescence of $392 in 2006 and $338 in 2007	16,137	17,645

	$23,923	$25,057

NOTE 4      SHAREHOLDERS’ EQUITY

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase up to 5% of its outstanding shares, or approximately 1.3 million shares, of its common stock in the open market. On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by its Board of Directors. During the three months ended March 31, 2006 and 2007, the Company did not repurchase any of its shares in the open market. However, as of March 31, 2007, the Company can repurchase in the open market up to 196,124 of its shares under the June 2004 plan and is also authorized to purchase up to $20 million of its outstanding shares in the open market under its August 2006 plan.

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the calculated weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted EPS calculations are based on calculated weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during each period.

The following summarizes the amounts used in computing the Company’s EPS and its effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended March 31, 2006 and 2007. For 2006, 61,757 shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using a weighted-average close price of $13.54 per share, as their effect was antidilutive. For 2007, 68,616 shares of the Company’s common stock subject to options were excluded from its diluted EPS calculations using a weighted-average close price of $15.21 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	As of March 31,
	2006			2007
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net income available to common shareholders	$5,908	26,764	$0.22	$6,889	26,418	$0.26
Effect of dilutive securities: Stock options	—	523	—	—	453	—
Warrants	—	105	—	—	108	—
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$5,908	27,392	$0.22	$6,889	26,979	$0.26

NOTE 5      STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans, all of which were approved by its shareholders (collectively, the “Stock Option Plans”). In February 2007, the Company’s Board of Directors approved its 2007 Stock Incentive Plan (“the 2007 Plan”), which reserves for issuance up to 1,000,000 shares of its common stock for stock options and restricted stock to its employees, board members, and consultants. The 2007 Plan will be submitted for approval to the Company’s shareholders at its Annual Shareholders’ Meeting to be held on June 14, 2007.

The Company generally grants stock options to its employees and board members at the fair market value of its common stock on the date of grant, with a term no greater than ten years. The Company has not granted any stock options to non-employees other than its non-employee board members. The stock options generally vest over two or three years. Shareholders who own 10% or more of the Company’s outstanding stock may be granted incentive stock options at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant, have a term no greater than five years, and vest over four years.

For the three months ended March 31, 2006 and 2007, the Company recorded in selling, general and administrative expenses, compensation expense related to its stock-based compensation of $0.2 million and $0.3 million, respectively. This compensation expense related to existing unvested stock options outstanding and the granting of 36,000 stock options in 2007. For the three months ended March 31, 2006 and 2007, the Company recorded a tax benefit related to stock option exercises of $0.3 million and $0.1 million, respectively. As of March 31, 2007, the Company expects to record compensation expense, in the future, as follows:

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
For the nine months ended December 31, 2007	$0.6 million	$0.2 million	$0.4 million
For the twelve months ended December 31, 2008	0.4 million	0.2 million	0.2 million
For the twelve months ended December 31, 2009	0.2 million	0.1 million	0.1 million

	$1.2 million	$0.5 million	$0.7 million

On February 20, 2007, the Company granted each of its independent directors, Mr. Gilbert, Mr. Kennedy, Professor Axford, and Ms. Wier, 8,000 stock options, and granted 4,000 stock options to Mr. Jobe. One-third of the stock options vest immediately and the remaining two-thirds vest on the second and third anniversary dates of grant. The exercise price of the stock options is $15.60 per share and the options expire in ten years.

NOTE 6      TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Agreement with J. Stanley Fredrick

In November 2003, the Company entered into a Lock-Up Agreement whereby the Company pays Mr. J. Stanley Fredrick, the Company’s Lead Director on its Board of Directors and a major shareholder, $185,000 per year for his agreement not to sell or transfer his shares to an outside party unless approved by the Company’s Board of Directors. In June 2004, the Company’s Board of Directors authorized Mr. Fredrick to sell up to 350,000 shares of his stock and as a result, during 2004, Mr. Fredrick sold 350,000 shares of his common stock in the open market. In December 2006, Mr. Fredrick transferred 1,250,000 shares of his Company stock to a family partnership, JSF Resources, LTD, for estate planning purposes. As of March 31, 2007, Mr. Fredrick beneficially owned 3,150,000 shares of the Company’s common stock.

In November 2003, the Company also agreed to pay Mr. Fredrick $0.1 million annually to act as its Lead Director for its Board of Directors. In 2006, the Company agreed to pay Mr. Fredrick for attendance at its Board of Directors and Committee meetings. For the three months ending March 2006 and 2007, the Company paid Mr. Fredrick approximately $10,000 and $10,500, respectively, related to attendance at its Board meetings.

Consulting Fees with Professor Axford and Clinical Studies with St. George’s Hospital

St. George’s Hospital & Medical School, located in London, England, employs Professor John Axford, one of the Company’s board members. Professor Axford serves as the principal investigator in the Company’s funded clinical trials for St. George’s Hospital & Medical School. In June 2004, the Company signed a three-year agreement totaling $0.7 million with St. George’s Hospital & Medical School to fund research costs related to a clinical trial involving one of its products. As of March 31, 2007, the Company accrued fees of $0.1 million related to this clinical trial.

In January 2007, the Company entered into another agreement with St. George’s Hospital & Medical School to fund costs totaling $0.4 million related to a three-year clinical trial called “Ambrotose® Dosing and Optimization Studies.” Professor Axford will also serve as principal investigator for this clinical trial. As of December 31, 2006, the Company accrued fees of $0.2 million and as of March 31, 2007, the Company accrued fees of $0.2 million related to this clinical trial.

Agreements with Dr. Bill McAnalley

On August 7, 2005, the two-year employment agreement with Dr. Bill McAnalley, who served as the Company’s Chief Science Officer, expired. As a result, the Company entered into a release agreement and a consulting agreement, in which the Company was required to pay Dr. McAnalley a total of $0.9 million. In August 2006, the Company extended this consulting agreement to reduce the monthly payments and extend the agreement terms through August 8, 2007. For the first three months ended March 31, 2006 and 2007, the Company paid Dr. McAnalley $0.6 million and $0.2 million, respectively, in connection with services provided under this Consulting Agreement.

In August 2003, the Company also entered into a long-term post-employment royalty agreement with Dr. McAnalley, pursuant to which the Company is required to pay Dr. McAnalley or his heirs’ royalties for ten years, beginning September 2005 through August 2015. Quarterly payments related to this long-term post-employment royalty agreement are based on certain applicable annual global product sales, by the Company, in excess of $105.4 million. At the time the Company entered into this long-term post-employment royalty agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was 2 years. As of December 31, 2006, the Company accrued a long-term liability related to this royalty agreement of $3.4 million, of which $0.5 million was currently due and included in accrued expenses at December 31, 2006. As of March 31, 2007, the Company accrued $3.3 million related to this royalty agreement, of which $0.5 million was currently due and included in accrued expenses at March 31, 2007.

Transactions involving MannaRelief Ministries

Mr. Samuel Caster, the Company’s Chairman of the Board and Chief Executive Officer, founded MannaRelief Ministries in 1999 and has served as its Chairman since inception. Defined under the United States Internal Revenue Code, MannaRelief Ministries is a 501(c)(3) charitable organization that provides charitable services for children. Donald Herndon, the Company’s Vice President of Field Services, also serves on MannaRelief’s board of directors. Mr. Herndon is the brother-in-law of Mr. Caster and the brother-in-law of Terry L. Persinger, who is the Company’s President and Chief Operating Officer, and a member of the Company’s Board of Directors.

Historically, Company transactions with MannaRelief Ministries have included making cash donations, selling products at cost plus shipping and handling charges, and shipping products purchased by MannaRelief Ministries to its chosen recipients. In addition, certain Company employees and consultants periodically volunteer to work or host various fund raising projects and events for MannaRelief Ministries at no cost to MannaRelief Ministries. The Company has made cash donations and sold products to MannaRelief Ministries, at cost plus shipping and handling, as follows:

	Three months ended March 31,
	2006	2007
Sold Products	$0.3 million	$0.2 million
Cash Donations	$0.1 million	$0.2 million

Certain Transactions with Ray Robbins

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds four positions in the Company’s associate global downline network-marketing system related to the cancellation of an agreement between the Company and Mr. Robbins in June 1999. Mr. Robbins also holds other positions in the Company’s associate global downline network-marketing system. The Company pays commissions and incentives to its independent associates and for the three months ended March 31, 2006 and 2007, the Company paid commissions and incentives to Mr. Robbins totaling $0.8 million and $1.0 million, respectively. In addition, several of Mr. Robbin’s family members hold positions in the Company’s associate global downline network-marketing system and were paid associate commissions and earned incentives of approximately $25,000 and $0.1 million for the three months ended March 31, 2006 and 2007, respectively. All commissions and incentives paid to Mr. Robbins and his family members were paid in accordance with the Company’s global associate career and compensation plan.

NOTE 7      INCOME TAXES

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on an income tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires a company to record the cumulative effect as an adjustment to its retained earnings at the beginning of the period in which it is adopted.

Effective January 1, 2007, the Company adopted FIN 48 and recognized a cumulative effect of $0.8 million to retained earnings. As of March 31, 2007, the Company had approximately $1.5 million of total gross unrecognized tax benefits, recorded as other long-term liability on its balance sheet, which, if recognized, would impact the Company’s effective income tax rate. The following table summarized the incremental effects of adopting FIN 48 on the Company’s Consolidated Financial Statements:

	Pre FIN 48 adoption	FIN 48 adjustment	Post FIN 48 adoption
	(in thousands, except per share information)
Liabilities:
Accrued expenses	$17,934	($628)	$17,306
Taxes payable	$2,433	$2	$2,435
Other long-term liabilities	$942	$1,471	$2,413
Shareholders’ Equity:
Retained earnings	$66,393	$845	$65,548

The Company accrues interest and penalties related to unrecognized income tax benefits in its provision for income taxes. At the adoption date of FIN 48, the Company had approximately $0.2 million accrued for interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of January 1, 2007, the tax years that remain subject to examination by major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Japan	2001-2006
United States	2002-2006

The Company anticipates that it is reasonably possible that the total amount of unrecognized income tax benefits could decrease in 2007 due to the closure of tax years by expiration of the statute of limitations. However, the decrease would not have a material impact to its consolidated financial statements.

NOTE 8      LITIGATION

The Company has been sued in three securities class action lawsuits, which remain pending at March 31, 2007:

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

On January 29, 2007, the Court in the District of New Mexico granted the Company’s motion to transfer venue to the United States District Court for the Northern District of Texas, Dallas Division. On March 9, 2007, an unopposed Motion for Leave to File Amended Consolidated Class Action Complaint for Securities Fraud was filed by lead plaintiffs for the putative class. The Amended Consolidated Complaint proposed by the lead plaintiffs is substantively similar to the Consolidated Class Action Complaint filed on March 3, 2006. Lead plaintiffs allege the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by artificially inflating the value of the Company’s common stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of its products during the purported class period. The Amended Complaint expands the class period, as alleged in the Consolidated Class Action Complaint, to October 27, 2006, and also adds new allegations based on news reports of potential regulatory or enforcement actions by the State of Texas involving selling and promotional activities of the Company and/or its independent associates. The Company is required to answer or move to dismiss the Amended Complaint by May 21, 2007.

Shortly after the commencement of the class action litigation, the Company was sued in three shareholder derivative lawsuits, which remain pending at March 31, 2007:

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

•

Second, on January 11, 2006, a shareholder derivative action was filed by Kelly Schrimpf, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Steven W. Lemme, and Stephen D. Fenstermacher in the 162nd District Court of Dallas County, Texas, Dallas Division.

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

The Company filed motions to dismiss the Middleton and Nystrom complaints on March 12, 2007. The motions seek dismissal under Texas Business Corporation Act Article 5.14 for the failure to properly meet the Texas derivative demand requirements, and on the basis of the SLC’s determination that the derivative lawsuits are not in the best interest of the Company and should be dismissed.

The Schrimpf state court lawsuit has been stayed pending the outcome of the Middleton federal lawsuit, the first-filed derivative action. On February 5, 2007, the Court administratively closed the Schrimpf action, subject to being reopened when the case again becomes active. Additionally, on January 30, 2007, the Court in the Middleton and Nystrom lawsuits denied without prejudice the motions to consolidate the two actions, as well as the competing motions to appoint lead derivative plaintiff and lead counsel. Mediated settlement discussions were conducted on December 20, 2006 and March 7, 2007 involving the Company and its lead counsel in the putative securities class action litigation, and counsel for each of the derivative plaintiffs. These discussions did not produce a settlement.

Following the mediation in December 2006, the Company received separate derivative demand letters on behalf of shareholders Frances Nystrom, one of the derivative plaintiffs noted above, and Duncan Gardner, a separate shareholder represented by the same law firm that represents derivative plaintiff Kelly Schrimpf. These demand letters were received on January 9, 2007 and January 19, 2007, respectively. Both demand letters request that the Company initiate legal proceedings against unnamed directors and officers with regard to the Company’s funding of various scientific research projects.

On April 25, 2007, Mr. Gardner filed suit Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, J. Stanley Fredrick, Patricia A. Wier, Alan D. Kennedy, John Stewart Axford, Marlin Ray Robbins, Gerald E. Gilbert, and Larry A. Jobe in the 162nd District Court of Dallas County, Texas. Mr. Gardner alleges that the Company’s directors and officers have violated their fiduciary duties by approving funding for unsubstantiated scientific research projects.

The SLC has begun an inquiry into the allegations of Ms. Nystrom and Mr. Gardner regarding the Company’s funding of scientific research projects.

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

On March 16, 2006, the Company filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of its utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. On February 9, 2007, the Company filed an Amended Complaint, adding patent infringement claims related to its recently issued United States Patent No. 7,157,431 (“Compositions of Plant Carbohydrates as Dietary Supplements”). The Company’s Amended Complaint, it seeks to force Glycobiotics to cease the manufacture, sale, and use of its glyconutritional product marketed under its brand name “Glycomannan,” and alleges additional claims for unfair competition and business disparagement due to false and misleading statements about the Company and its flagship product Ambrotose® complex. On February 20, 2007, Glycobiotics filed its Original Answer and Counterclaims to the Company’s Amended Complaint. The Counterclaims allege various antitrust claims based on the Company’s exclusive contract to purchase a proprietary formula of arabinogalactan used in Ambrotose® complex. The Company filed its answer on March 12, 2007, denying all of the claims.

On December 22, 2006, Glycobiotics filed a Motion for Claim Construction (i.e., Markman motion) and a Partial Motion for Summary Judgment. Those motions were amended on March 2, 2007 to address the claims added in the Amended Complaint. The Company’s response to those motions was due on March 21, 2007. On March 2, 2007, the Company filed a Motion for Partial Summary Judgment on Glycobiotics’ infringement of its United States Patent No. 7,157,431. All motions for summary judgment, as well as the Defendant’s motion for claim construction, are fully briefed and pending determination by the Court. The Company continues to vigorously prosecute this case, and is actively pursuing discovery relating to the defendant’s conduct and its infringement of both patents. The case is currently set for trial in June 2007.

By April 27, 2007, the parties had fully briefed the Court on Glycobiotics’ Motion for Markman Claim Construction, the cross Motions for Partial Summary Judgment, and related evidentiary issues, in anticipation of a trial setting in June 2007. However, at the beginning of May 2007, the case was transferred to another court, which set aside the June trial date. The new court has issued a new scheduling order to address the outstanding motions and the remaining discovery on the Company’s patent infringement claims and Glycobiotics’ antitrust counterclaims. It is expected that the new court will rule on the Motion for Markman Claim Construction by July 2007 and the Motions for Partial Summary Judgment by August 2007, with a new trial setting expected for late fall 2007.

On May 5, 2006, the Company also filed a patent infringement lawsuit against Techmedica Health™ Inc., or Techmedica, for alleged infringement of its utility United States Patent No. 6,929,807 in the United States District Court of the Northern District of Texas, Dallas Division. The Company sued Techmedica to cease the manufacture, sale, and use of its glyconutritional product marketed under their brand name “Nutratose” and for alleged unfair competition due to false and misleading statements. In June 2006, the Company filed its response to the motion to transfer venue filed by Techmedica. The Court agreed with its position and denied Techmedica’s motion to transfer on August 3, 2006.

After discovering that Triton Nutra, Inc. manufactures Nutratose for Techmedica, the Company filed an Amended Complaint on February 6, 2007 to add Triton Nutra as a named defendant and to assert patent infringement claims against both Techmedica and Triton Nutra related to the Company’s United States Patent No. 6,929,807 and its recently issued United States Patent No. 7,157,431. The Company and Techmedica agreed to lift the Scheduling Order pending Triton Nutra’s answer and appearance in the case. But when Triton Nutra failed to answer the Amended Complaint, the Company filed a Motion for Default against Triton Nutra, which was entered by the clerk of the court on May 3, 2007. Techmedica has resisted continuing with the case and on May 2, 2007, it filed a Motion to Stay the case pending Triton Nutra’s appearance and a ruling on the Markman motion in the Glycobiotics’ case. The Company’s response to Techmedica’s motion is due at the end of this month, and the Company intends to oppose the motion and continue the proceedings against Techmedica in order to maintain the anticipated March 2008 trial date.

The Company also has several other pending claims incurred in the normal course of business. In the Company’s opinion, such claims can be resolved without any material affect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by its insurance policies, or its insurance carriers could refuse to cover certain of these claims in whole or in part. The Company accrues costs to defend itself from litigation as it is incurred or as it becomes determinable.

NOTE 9      RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 10      SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single independent associate has ever accounted for more than 10% of the Company’s total sales.

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

All of the Company’s six active subsidiaries are fully operating subsidiaries, except for Australia and the United Kingdom. The Company’s Australian and United Kingdom subsidiaries operate as limited-risk service providers and are responsible for providing management, marketing and administrative services, processing and shipping orders, and overseeing the payment of cost of sales and commissions for processed orders on behalf of the parent operating in the United States. For these services, the limited-risk service providers are paid a management fee from its United States parent, which is eliminated in the Company’s consolidated financial statements. In addition to the processing and shipping of orders in the United States and Canada, the United States parent owns all of the sales and inventories and accrues all commissions and costs related to activities in New Zealand, Australia, the United Kingdom, Denmark, and Germany.

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the three months ended March 31, 2006 and 2007 are as follows:

	Three months ended March 31,
	2006		2007
	(in millions)
United States	$67.1	67.8%	$68.5	65.4%
Canada	7.3	7.4%	6.7	6.4%
Australia	7.9	8.0%	7.3	7.0%
United Kingdom	2.0	2.0%	1.7	1.6%
Japan	9.2	9.3%	9.7	9.3%
New Zealand	2.5	2.5%	1.9	1.8%
Republic of Korea	1.6	1.6%	6.3	6.0%
Taiwan	0.8	0.8%	1.1	1.0%
Denmark	0.6	0.6%	0.5	0.5%
Germany*	—	—%	1.1	1.0%

Totals	$99.0	100%	$104.8	100%

*	United Kingdom began shipping packs and products to Germany in March 2006.

	Three months ended March 31,
	2006	2007
	(in millions)
Consolidated product sales	$74.6	$77.1
Consolidated pack sales	20.6	20.7
Consolidated other, including freight	3.8	7.0

Consolidated total net sales	$99.0	$104.8

Long-lived assets, which include property, plant and equipment and construction in progress for the Company and its subsidiaries, are as follows:

	December 31, 2006	March 31, 2007
Country	(in millions)
Australia	$0.2	$0.2
Japan	0.3	0.3
Republic of Korea	0.6	0.7
Taiwan	0.2	0.2
United Kingdom	0.5	0.4
United States	39.4	44.5

Total long-lived assets	$41.2	$46.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of the consolidated financial position and results of operations for the three months ended March 31, 2007 as compared to the same period in 2006. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

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

We operate as a single segment and primarily sell our products through a network of approximately 553,000 independent associates and members who have purchased our products or packs within the last 12 months, which we refer to as current independent associates and members. We operate as a seller of nutritional supplements through our network-marketing distribution channels operating in ten different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and by products. Each of our subsidiaries sells the same type of products and possesses similar economic characteristics, such as selling prices and gross margins.

At the end of March 2007, we had to delay processing orders for approximately one week, as we began implementing Phase II of Globalview, our internally-developed software system. Although we communicated this to our independent associates and members in order to avoid any unanticipated delays associated with shipments, this one week delay decreased our cash and deferred revenue at March 31, 2007, and may have attributed to the decline in the number of new independent associates and members.

For the three months ended March 31, 2007, our net sales, net income, and diluted earnings per share increased; however, the number of new independent associates and members has slowed as compared to the percentage increases in prior periods. To help increase the number of new independent associates and members, we plan to launch new products and continue to register our products in all countries in which we operate. In the future, we also plan to expand into additional countries.

Critical Accounting Policies and Estimates

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by management. We also analyze the need for certain estimates, including the need for such items as inventory reserves, capitalization of software development costs, tax valuation allowances, revenue recognition and deferred revenue, accounting for stock-based compensation, and contingencies and litigation. Our estimates are based on historical experience, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances. We caution readers that actual results could differ from estimates under different assumptions or conditions, and if circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our consolidated financial position, consolidated results of operations, and consolidated cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2007:

Inventory Reserves

We review our inventory carrying value and compare it to its estimated fair market value. Any inventory value in excess of estimated fair market value is written down. In addition, we review our inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and future plans. If actual sales are less favorable than those originally projected by us, additional inventory reserves or write-downs may be required. At March 31, 2007, our net inventories were valued at $25.1 million, which included an inventory reserve for slow-moving and obsolete inventories of approximately $0.3 million.

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

During 2004, we began the development and/or configuration of several large-scaled information technology projects that are intended to increase functionality of our operations and expand our reporting capabilities. One of these projects was the configuration of our internally-developed global re-architecture software project, also called our Globalview our fully-integrated internally-developed software project. As of March 31, 2007, we had approximately $3.3 million of unamortized capitalized software development costs included in property and equipment and $29.2 million included in construction in progress, which we plan to put in service in April 2007 and amortize ratably over 5 years.

Tax Valuation Allowances

We evaluate the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of our deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. As of March 31, 2007, our total gross deferred tax assets were $5.8 million, and we recorded a valuation allowance of $0.9 million related to certain deferred tax assets for our operations in Taiwan and the Republic of Korea as they do not meet the “more likely than not” criteria, as defined by the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Revenue Recognition and Deferred Revenue

We defer all revenues until our customers receive their shipments. We also defer a portion of our revenues from the sales of certain starter and renewal packs that contain a one-year magazine subscription and defer a portion of revenue from each pack in which the total price of the pack exceeds the total wholesale value of all individual components included in such packs. We amortize deferred revenue associated with our one-year magazine subscriptions and any pack sales that exceed the total wholesale value of the individual components included in such packs over one year. Although we have no immediate plans to significantly change the contents of our packs or our shipping methods, any such change in the future could result in additional revenue deferrals or cause us to recognize deferred revenue over a longer period of time. For example, if we were to decrease the number of items included in our packs but not change the sales price of our packs, we would have to defer additional revenue and recognize the additional deferred revenue over one year.

In June 2006, the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, (“EITF 06-3”). EITF 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. Our policy is to exclude all such taxes from revenue on a net reporting basis.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payments”, (“FAS 123(R)”), which requires a company to measure and recognize compensation expense related to any unvested stock options outstanding as of January 1, 2006 and recognize compensation expense for any new stock options granted after December 31, 2005 over the vesting period. For the three months ended March 31, 2007, the compensation measurement is based on various assumptions, which are as follows:

•	average dividend yield of 2.31%;

•	expected average risk-free interest rate of 4.68%;

•	expected market price volatility of 67.7%;

•	expected forfeiture rate of 0%;

•	expected average life of stock options of 4.5 years; and

•	the calculated fair value of options granted during the period of $7.76.

Based on the above assumptions, we calculated compensation expense and will record it in our Consolidated Statements of Operations over the stock options’ vesting periods, which are generally two or three years. As of March 31, 2007, we anticipate recognizing $1.2 million in gross compensation expense through 2009 related to unvested stock options outstanding. In addition, as of March 31, 2007, we had 224,687 stock options available to grant in the future.

Contingencies and Litigation

Each quarter, we evaluate the need to accrue for legal claims or assessments. We base our accrual evaluation on our estimated amount of damages and the probability of losing any threatened legal claim. If circumstances change, or we experience an unanticipated adverse outcome of any legal action, we would be required to record an estimated amount related to any potential legal action.

Results of Operations

The table below summarizes our consolidated operating results in dollars (rounded to the nearest thousand), except per share amounts, and as a percentage of net sales for the three months ended March 31, 2006 and 2007.

Consolidated Operating Results for the three months ended March 31, 2006 and 2007

	2006		2007		Change from 2006 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar change	Percentage change
Net sales	$98,971	100%	$104,799	100%	$5,828	5.9%
Cost of sales	14,561	14.7%	14,693	14.0%	132	0.9%
Commissions and incentives	45,374	45.9%	46,953	44.8%	1,579	3.5%

	59,935	60.6%	61,646	58.8%	1,711	2.9%

Gross profit	39,036	39.4%	43,153	41.2%	4,117	10.5%

Operating expenses:
Selling and administrative expenses	17,777	18.0%	19,719	18.8%	1,942	10.9%
Depreciation and amortization	998	1.0%	1,465	1.4%	467	46.8%
Other operating costs	11,006	11.1%	12,148	11.6%	1,142	10.4%

Total operating expenses	29,781	30.1%	33,332	31.8%	3,551	11.9%

Income from operations	9,255	9.3%	9,821	9.4%	566	6.1%
Interest income	572	0.6%	647	0.6%	75	13.1%
Other expense, net	(514)	(0.5%)	(36)	0.0%	478	(93.0%)

Income before income taxes	9,313	9.4%	10,432	10.0%	1,119	12.0%
Provision for income taxes	(3,405)	(3.4%)	(3,543)	(3.4%)	(138)	4.1%

Net income	$5,908	6.0%	$6,889	6.6%	$981	16.6%

Earnings per share
Basic	$0.22	—	$0.26	—	$0.04	18.2%
Fully-diluted	$0.22	—	$0.26	—	$0.04	18.2%

Three Months Ended March 31, 2007 Compared With the Same Period in 2006

Net Sales

We sell our products through network-marketing distribution channels operating in ten different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and products. Each of our subsidiaries sells the same types of products and possesses similar economic characteristics, such as selling prices and gross margins.

For geographical purposes, consolidated net sales primarily shipped to customers in these locations, in dollars and as a percentage of consolidated net sales, for the three months ended March 31, were as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	Three months ended March 31,
	2006		2007
	(in millions)
United States	$67.1	67.8%	$68.5	65.4%
Canada	7.3	7.4%	6.7	6.4%
Australia	7.9	8.0%	7.3	7.0%
United Kingdom	2.0	2.0%	1.7	1.6%
Japan	9.2	9.3%	9.7	9.3%
New Zealand	2.5	2.5%	1.9	1.8%
Republic of Korea	1.6	1.6%	6.3	6.0%
Taiwan	0.8	0.8%	1.1	1.0%
Denmark	0.6	0.6%	0.5	0.5%
Germany*	—	— %	1.1	1.0%

Totals	$99.0	100%	$104.8	100%

*	United Kingdom began shipping packs and products to Germany in March 2006.

Overall, our consolidated net sales for the three months ended March 31, 2007 increased by $5.8 million, or 5.9%, as compared to the same period in 2006. Overall, the increase in net sales related to shipping packs and products into Germany, which generated $1.1 million in net sales, introducing Phytomatrix™ into the United States in November 2006, and our Optimal Skin Care System into Japan in May 2006, into other Asian countries in the second half of 2006, and then into the United States in March 2007. A small amount of our first quarter net sales were delayed until the second quarter because during the last week in March 2007, we began implementing Phase II of Globalview, our internally-developed software system, which fully interfaces all countries with one operation and financial database. In order to implement the new system at the end of March 2007, we delayed order processing for approximately one week. During the first quarter of 2007, we communicated the timing and effect of the implementation to our independent associates and members in order to allow them to plan for placement of their pack and product orders.

We also experienced a decline in net sales in some countries. We believe the decrease in net sales in Australia and New Zealand may be the result of consumer uncertainty related to our original Advanced Ambrotose™ introduced in the second half of 2005. To address this situation we introduced a reformulated Advanced Ambrotose™ in mid 2006, which contains a compound created using the latest technology that allows for a more potent concentration of the full size range of mannose-containing polysaccharides occurring naturally in aloe into a more stable powdered form. This process allows the compound to possess the most potent and profound immunostimulatory properties because it does not strip the compound of its natural mineral counterparts by organic solvent precipitation, and most importantly, allows the compound to retain a high proportion of molecular weight polysaccharides, which are believed to be responsible for the effective immune stimulating properties of aloe. This enhanced immune stimulating capability has been demonstrated by independent biological assays conducted by Hyperion Biotechnology. To help offset the decrease in net sales attributable to consumer uncertainty, we launched multi-faceted educational and marketing programs to better explain the science behind the superior quality and potency of our reformulated product. Additionally, with the cooperation of our independent associates, we developed a multi-faceted marketing program, which includes a number of published articles, tours, other publications, marketing materials, web casts, and conference calls in an effort to further emphasize the advantages of our reformulated Advanced Ambrotose™.

We believe the decline in the United Kingdom and Denmark net sales resulted from heightened activities from opening the new market of Germany.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	consumer uncertainty;

•	adverse publicity; and

•	changes in our commissions and incentives programs.

Our sales mix for the three months ended March 31, was as follows:

	For the three months ended March 31,		Dollar and percentage change
	2006	2007	2007 over 2006
	(in millions)
Consolidated product sales	$74.6	$77.1	$2.5	3.4%
Consolidated pack sales	20.6	20.7	0.1	0.5%
Consolidated other, including freight	3.8	7.0	3.2	84.2%

Consolidated total net sales	$99.0	$104.8	$5.8	5.9%

Overall, the dollar increase in our consolidated net sales consisted of a change in mix of net sales and an increase in volume of products sold. Pack sales relate to new independent associates and members who purchase packs. Pack sales also consists of continuing independent associates who purchase upgrade or renewal packs. Although there is a correlation, we believe there is a strict direct correlation between the increase in the number of new independent associates and members purchasing packs and the amount of the increase in product sales because independent associates and members may consume different products at different consumption levels.

Product Sales

Overall product sales grew 3.4%, or $2.5 million, for the three months ended March 31, 2007 as compared to the same period in 2006. The growth of product sales was fueled by the introduction of new products which increased net sales by $6.8 million. Since March 2006, we have introduced Phytomatrix™ and Optimal Skin Care System. This increase was partially offset by a decrease in the sale of existing products of $4.3 million was due to a decrease in the number of new independent associates and members and the delay of order processing at the end of March 2007, related to implementing Phase II of Globalview, our internally-developed software system.

Pack Sales

We sell starter packs to our independent associates, which entitles the independent associate to purchase our products at wholesale prices. We also sell members a starter pack, which entitles them to purchase our products at a discount from published retail prices. Depending on the type of pack purchased, a starter pack may include certain products, promotional and educational information, and policies and procedures. Independent associates can also purchase upgrade packs, entitling the independent associate to additional promotional materials and achievement of additional commissions and incentives. Our business-building independent associates also purchase annual renewal packs.

The number of new and continuing independent associates and members who purchased packs during the 12-months ended March 31, 2006 and 2007 were as follows:

	For the twelve months ended March 31,
	2006		2007		Number and percentage change
New	228,000	45.0%	198,000	35.8%	(30,000)	(13.2%)
Continuing	282,000	55.0%	355,000	64.2%	73,000	25.9%

Total	510,000	100.0%	553,000	100.0%	43,000	8.4%

Overall, the number of independent associates and members increased by 8.4% as compared to the same period in 2006. We experienced an increase in the number of continuing independent associates who purchase our upgrade and renewal packs. However, we experienced a decrease in the number of new independent associates and members purchasing packs. We believe the decrease in new pack sales from new independent associates and members for the three months ended March 31, 2007 as compared to the same period in 2006, may have related to (i) consumer uncertainty over Advanced Ambrose®: (ii) our on-going class-action litigation; and (iii) the delay in order processing for approximately one week at the end of March 2007 to implement our internally-developed, fully-interfaced, software system. We believe we are proactively seeking ways to increase the number of independent associates and members purchasing our packs and products by the following:

•	registering our new Phytomatrix™ product in all countries;

•	exploring new international markets;

•	launching an aggressive marketing campaign;

•	expanding our 2007 annual travel incentive for two additional business periods;

•	initiating additional incentives; and

•	exploring new advertising tools to broaden our name recognition.

Pack sales associated with new independent associates and members and pack sales from continuing independent associates were as follows:

	For the three months ended March 31,
	2006	2007	Dollar and percentage change of pack sales
New	$13.1 million	$12.1 million	($1.0 million)	(7.6%)
Continuing	7.5 million	8.6 million	.1 million	14.7%

Total	$20.6 million	$20.7 million	$0.1 million	0.5%

Other Sales

Other sales primarily consist of the following:

•	freight and shipping fees charged to our independent associates and members;

•	sales of sales aids or promotional materials;

•	training and event registration fees;

•

monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database for independent associates that helps stimulate product sales and provide business management;

•	a reserve for estimated sales refunds; and

•	a change in deferred revenue that primarily pertains to the timing of recognition of revenue for pack and product shipments.

For the three months ended March 31, 2007, other sales increased by $3.2 million as compared to the same period in 2006. The increase in other sales was composed of a decrease of $3.3 million for deferred revenue associated with the timing of revenue recognition, a decrease in sales refund reserves of $0.2 million, partially offset by an increase of $0.3 million in training and freight fees.

Cost of Sales

Cost of sales primarily consists of products purchased from third-party manufacturers, costs of promotional materials sold to our independent associates, in-bound freight, provisions for slow-moving or obsolete inventories, and costs associated with complementary shipped products. Our cost of sales as a percentage of net sales is affected by unit costs for purchased products and the mix of products and packs sold because product sales have higher gross margins than pack sales.

At March 31, 2007, inventories increased by $1.2 million, or 0.5%, to $25.1 million as compared to $23.9 million at March 31, 2006. The increase in inventories consisted of an increase of $1.6 million in finished goods, work in process, and promotional materials on hand related to the timing of ordering inventory and the order processing interruptions at the end of March 2007. The increase in finished goods inventory related to the introduction of new products. In addition, raw materials on hand associated with required purchase commitments increased by $0.4 million. Our inventories turned at an annual rate of 2.4 times during the first three months of 2007 as compared to 3.1 times during the first three months of 2006. The decrease in inventory turnover is attributable to the increase in raw materials and an increase in finished goods.

For the three months ended March 31, 2007, cost of sales increased by 0.9%, or $0.1 million, to $14.7 million as compared to $14.6 million for the same period in 2006. The changes in our cost of sales consisted of an increase of $0.1 million in cost of sales related to sales of promotional materials and an increase of $0.4 million in deferred costs associated with timing of revenue recognition. These increases were partially offset by a decrease in costs of finished goods of $0.4 million related to efficiencies in the supply chain process achieved through the use of more economical product components created by new production technology. Cost of sales as a percentage of sales decreased by 0.7% to 14.0% from 14.7%, which was primarily related to efficiencies in the supply chain process achieved through the use of more economical product components created by new production technology.

Commissions and Incentives

Commissions and incentives are heavily dependent on the sales mix and types of incentives offered and generally account for between 41% to 46% of net sales. Commissions are earned by independent associates in accordance with our global associate career and compensation plan. Incentives consist of contests and travel incentives offered to our independent associates. Commissions and incentives are calculated using commissionable net sales, which consist of finished product and pack sales and are based on the following criteria:

•	the independent associate’s earned placement and position within our overall global associate career and compensation plan;

•	specific timing and sales volume of an independent associate’s direct and indirect commissionable sales; and

•	the achievement of certain sales levels.

Our unique global associate career and compensation plan allows new and existing independent associates to build their individual global networks by expanding their existing downlines into international markets rather than requiring them to establish new downlines to qualify for commissions and incentives within each country of operation.

Commissions

For the three months ended March 31, 2007, commissions increased by 3.5%, or $1.6 million, to $43.8 million as compared to $42.2 million for the same period in 2006. The increase in commissions primarily related to the increase in commissionable net sales.

For the three months ended March 31, 2007, commissions as a percentage of net sales decreased to 41.7% from 42.7% for the same three month period of 2006. The decrease related to the shift in mix of net sales.

Incentives

Each year, we offer new travel incentives and contests that are designed to stimulate both pack and product sales. We accrue costs associated with the travel incentives during the months when independent associates qualify to win the trips. In 2007, the qualification period for the travel incentives started in January and has been extended until June as compared to 2006 when the travel incentive ended in May. For the three months ended March 31, 2007, the cost of incentives remained the same at $3.2 million as compared to the same period in 2006. For the three months ended March 31, 2007, the cost of incentives, as a percentage of net sales, decreased to 3.1% as compared to 3.2% for the same period in 2006. This percentage decrease was due to an increase in net sales.

Gross Profit

For the three months ended March 31, 2007, gross profit increased as compared to the same period in 2006. The increase in gross profit was the result of a shift in the mix of net commissionable sales and efficiencies gained in the supply chain process.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended March 31, 2007, selling and administrative expenses increased by $1.9 million, or 10.9%, to $19.7 million as compared to $17.8 million for the same period in 2006. As a percentage of net sales, selling and administrative expenses increased from 18.0% to 18.8% of net sales. The dollar increase in selling and administrative expenses consisted of the following:

•

a net increase of $1.5 million in compensation and compensation-related costs, which included an increase in payroll and payroll-related costs of $1.8 million and an increase in temporary and contract labor of $0.2 million, partially offset by capitalizing $0.5 million in compensation costs were largely associated with our internally-developed software project;

•	an increase of $0.3 million related to compensation expense for stock options, as required by FAS 123(R); and

•	an increase of $0.1 million in freight-out and third party warehouse costs associated with a decrease in sales.

Depreciation and Amortization Expense

For the three months ended March 31, 2007, depreciation and amortization expenses increased by $0.5 million to $1.5 million as compared to $1.0 million for the same period in 2006. As a percentage of net sales, depreciation and amortization expense increased from 1.0% to 1.4% of net sales. The dollar increase in depreciation and amortization expense related to purchasing of fixed assets and capitalization of internally developed software costs.

Other Operating Costs

Other operating costs generally include accounting/legal/consulting fees, royalties, credit card processing fees, research and development costs, and other miscellaneous operating expenses such as travel, banking fees, storage fees, and utilities. Generally, changes in other operating costs are associated with the changes in our net sales.

For the three months ended March 31, 2007, other operating costs increased by $1.1 million, or 10.4%, to $12.1 million as compared to $11.0 million for the same period in 2006. For the three months ended March 31, 2007, other operating cost as a percentage of net sales increased to 11.6% compared to 11.1% for the same period in 2006. Specific changes in other operating costs include the following:

Accounting, legal, and consulting fees

For the three months ended March 31, 2007, accounting, legal, and consulting fees increased by $0.2 million to $2.5 million as compared to $2.3 million for the same period in 2006. This increase included an increase of $0.3 million in activity related to legal fees associated with ongoing lawsuits and regulatory matters and an increase of $0.5 million in accounting fees related to tax related services. These increases were partially offset by a decrease in consulting fees of $0.6 million primarily related to capitalizing costs associated with our Globalview internally-developed software project.

Royalties

For the three months ended March 31, 2007, royalty expense decreased by $0.1 million to $0.2 million as compared to $0.3 million for the same period in 2006. The decrease in royalty expense related to change in mix of net sales.

Credit card processing fees

For the three months ended March 31, 2007, credit card processing fees increased by $0.2 million to $2.3 million as compared to $2.1 million for the same period in 2006. The increase is the result of an increase in net sales.

Research and development costs

For the three months ended March 31, 2007, research and development costs increased by $0.4 million to $0.5 million as compared to $0.1 million for the same period in 2006. The increase was directly related to the development of our skin care formulation and timing of other research and development activities.

Other miscellaneous operating expenses

The remaining miscellaneous operating expenses are primarily variable in nature and relate directly to the change in net sales. Variable costs included in other miscellaneous operating expenses consist of bank charges, telephone, postage, insurance, and offsite storage fees. For the three months ended March 31, 2007, other miscellaneous operating expenses increased by $0.4 million to $6.6 million as compared to $6.2 million in 2006.

Interest Income

We maintain interest-bearing accounts for certain of our cash equivalents and investments. For the three months ended March 31, 2007, interest income remained the same at $0.6 million as compared to the same period in 2006.

Other Expense, Net

Other expense, net consists of foreign currency transaction gains and losses related to translating our foreign subsidiaries’ assets, liabilities, revenues, and expenses to the United States dollar and translating the United States parent’s monetary accounts held in foreign locations using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies. For the three months ended March 31, 2007, we recorded a net transaction gain from our foreign operations of $0.1 million as compared to $0.5 million for the same period in 2006.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows:

Country	For the three months ended March 31, 2006	For the three months ended March 31, 2007
United States*	37.5%	37.5%
Australia	30%	30%
United Kingdom	30%	30%
Japan	42%	42%
Republic of Korea	30%	27.5%
Taiwan	25%	25%

* For 2007 and 2006, the United States statutory income tax rates include a federal income tax rate of 35% and an average state income tax rate of 2.5% for 2007 and 2006.

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

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”), to account for income taxes. The provisions of FAS 109 require a company to record a valuation allowance when the “more likely than not” criteria for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we review the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. For both March 31, 2007 and 2006, we maintained a valuation allowance for deferred tax assets in the Republic of Korea and Taiwan collectively totaling $0.9 million, respectively. We believe the “more likely than not” criteria for recognition and realization purposes, as defined in FAS 109, has not been met.

The dollar amount of the provision for income taxes increased due to an increase in our profitability for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. For the three months ended March 31, 2007, our effective income tax rate decreased to 34.0% from 36.6% for the same period in 2006. The decrease in our effective income tax rate is related to a change in the mix of taxable income between countries as compared to the three months ended March 31, 2006 and a partial relieving of the valuation allowance in the Republic of Korea due to reporting a profit during the first quarter of 2007.

Net Income and Earnings Per Share

Net income primarily increased as a result of an increase in gross profit and a reduction of our effective income tax rate. Diluted earnings per share for the three months ended March 31, 2007, increased by 18.2%, or $0.04 per share, to $0.26 per share for 2007 as compared to $0.22 per share for the same period in 2006. The increase in diluted earnings per share primarily related to an increase in gross profit and a reduction in our effective income tax rate.

Our quarterly cash dividend for 2007 increased to $0.09 per share as compared to $0.08 per share for 2006. Historically, we have declared and paid the following dividends:

Date dividends declared	Date dividends paid	Total amount of dividends	Dividend paid per common share
November 2004	January 2005	$1.9 million	$0.07
March 2005	April 2005	$1.9 million	$0.07
June 2005	July 2005	$1.9 million	$0.07
September 2005	October 2005	$1.9 million	$0.07
November 2005	January 2006	$2.1 million	$0.08
March 2006	April 2006	$2.1 million	$0.08
June 2006	July 2006	$2.1 million	$0.08
October 2006	October 2006	$2.1 million	$0.08
November 2006	January 2007	$2.1 million	$0.08
March 2007	April 2006	$2.4 million	$0.09

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, funding international expansion, and payment of quarterly cash dividends. We generally fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt, and we plan to continue to fund our needs through our net cash flows from operations. We have approximately $39.7 million in cash equivalents and $25.4 million in investments which can be used along with our normal cash flows from operations to fund any unanticipated shortfalls in our future cash flows.

Cash and Cash Equivalents and Investments

For the three months ended March 31, 2007, we continue to preserve a strong cash and investment position. At March 31, 2007 our investment balance remained the same at $25.4 million as compared to December 31, 2006. Our cash and cash equivalents decreased by 13.1%, or $6.0 million, to $39.7 million from $45.7 million at December 31, 2006. The decrease in cash and cash equivalents partially related to funding operations while we had to delay order processing at the end of March 2007 in order to implement Globalview, our internally-developed software system.

Working Capital

Working capital accounts include cash and cash equivalents, receivables, inventories, prepaid expenses, deferred revenue, payables, and accrued expenses. At March 31, 2007 our working capital increased by $0.4 million, or 1.4%, to $29.2 million from $28.8 million at December 31, 2006. The increase in working capital primarily related to an increase in inventories and a decrease in liabilities.

Our net consolidated cash flows consisted of the following:

For the three months ended March 31,
Provided by (used in):	2006	2007
Operating activities	$5.1 million	$3.5 million
Investing activities	($5.9 million)	($7.2 million)
Financing activities	($1.2 million)	($2.4 million)

Operating Activities

For the three months ended March 31, 2007, our net operating activities provided cash of $3.5 million compared to providing cash of $5.1 million for the same period of 2006. Net income adjusted for noncash activities provided cash of $9.8 million as compared to providing cash of $8.5 million for the same period of 2006. For the three months ended March 31, 2007, our working capital accounts used $6.3 million in net operating cash flow as compared to providing $3.4 million in net operating cash flow for the same period of 2006.

We expect that our net operating cash flows in 2007 will continue to be sufficient to fund our current operations, capital requirements, plans for international expansion, and future quarterly cash dividends.

Investing Activities

Our net investing activities for the three months ended March 31, 2007, used cash of $7.2 million compared to using cash of $5.9 million for the same period of 2006. For the first three months of 2007, we purchased $6.5 million in capital assets compared to purchasing $5.9 million in capital assets for the same period of 2006. In addition, in 2007, we restricted additional cash of $0.7 million related to the timing of holding security deposits for our annual travel incentives.

Capital asset purchases include capitalized costs associated with Globalview, our internally-developed software system. In 2004, we substantially completed the development of Phase I of this project, and in 2005, we began configuring Phase II, and in March 2007 we began implementing Phase II. A recap of the total costs associated with this internally-developed software system is as follows:

	Capitalized costs	Non-capitalized costs	Total estimated costs
2004	$3.1 million	$0.5 million	$3.6 million
2005	8.7 million	2.4 million	11.1 million
2006	18.1 million	0.5 million	18.6 million
For the three months ended March 31, 2007	3.1 million	0.4 million	3.5 million

Total costs of Globalview project	$33.0 million	$3.8 million	$36.8 million

In 2007, we anticipate using cash from between $6.0 million to $12.0 million to purchase other capital assets for use in our operations, for expansion of our corporate facilities, and for planned international expansion.

Financing Activities

For the three months ending March 31, 2007, we used cash of $2.4 million to fund our financing activities and to fund cash dividend payments.

For the three months ending March 31, 2006 we used cash of $1.2 million. We used cash of $2.1 million to fund quarterly cash dividends to our shareholders, which was partially offset by receiving $0.7 million in cash proceeds from option holders exercising stock options, and recording a tax benefit related to stock option exercises of $0.3 million.

General Liquidity and Cash Flows

We continue to generate positive cash flows from operations and believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations, fund our estimated payments of cash dividends, fund the repurchase of our common stock in the open market, and fund international expansion for the next 12 to 24 months. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we would be required to raise additional funds, which may not be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any special-purpose entity arrangements, nor do we have any off balance-sheet arrangements. However, we do maintain certain future commitments associated with various agreements and contracts. As of March 31, 2007, our future maturities of existing commitments and obligations are as follows:

•	funding various operating leases for building and equipment rental of $9.2 million through 2017;

•	funding various supply agreements to purchase raw materials of $26.6 million through 2016;

•	funding $2.8 million of the long-term post employment royalties payable to Dr. McAnalley through 2015; and

•

funding a total of $2.2 million for non-cancellable employment agreements through June 2008, with Mr. Caster, Mr. Persinger, Mr. Price, Mr. Fenstermacher, Mr. O’Day, and Mr. Clark, who are our executive officers.

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

Recent Accounting Pronouncements

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. The current (spot) rate, weighted-average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2007 were as follows:

Country (foreign currency name)	Low	High	Weighted- Average	Spot
Australia (Dollar)	$0.77230	$0.80900	$0.78606	$0.80800
Canada (Dollar)	$0.84380	$0.86550	$0.85365	$0.86550
Denmark (Krone)	$0.17320	$0.17930	$0.17582	$0.17900
Germany (Euro)	$1.29060	$1.33700	$1.31044	$1.33350
Japan (Yen)	$0.00821	$0.00863	$0.00838	$0.00848
New Zealand (Dollar)	$0.67920	$0.71770	$0.69576	$0.71410
Republic of Korea (Won)	$0.00107	$0.00112	$0.00108	$0.00108
Taiwan (Dollar)	$0.03014	$0.03087	$0.03037	$0.03022
United Kingdom (British Pound)	$1.92560	$1.98170	$1.95449	$1.96250

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2007, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over financial reporting. However, in March 2007, we began implementing Phase II of Globalview, our internally-developed software project, which completes the integration of our global operational systems with our financial system into the Oracle/JD Edwards Enterprise One System. We do not anticipate that completion of the implementation of the fully-integrated system will have a material affect on our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We have been sued in three securities class action lawsuits, which remain pending at March 31, 2007:

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

On January 29, 2007, the Court in the District of New Mexico granted our motion to transfer venue to the United States District Court for the Northern District of Texas, Dallas Division. On March 9, 2007, an unopposed Motion for Leave to File Amended Consolidated Class Action Complaint for Securities Fraud was filed by lead plaintiffs for the putative class. The Amended Consolidated Complaint proposed by the lead plaintiffs is substantively similar to the Consolidated Class Action Complaint filed on March 3, 2006. Lead plaintiffs allege we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by artificially inflating the value of our common stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of our products during the purported class period. The Amended Complaint expands the class period, as alleged in the Consolidated Class Action Complaint, to October 27, 2006, and also adds new allegations based on news reports of potential regulatory or enforcement actions by the State of Texas involving our selling and promotional activities and/or the selling and promotional activities of our independent associates. We are required to answer or move to discuss the Amended Complaint by May 21, 2007.

Shortly after the commencement of the class action litigation, we were sued in three shareholder derivative lawsuits, which remain pending at March 31, 2007:

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

We filed motions to dismiss the Middleton and Nystrom complaints on March 12, 2007. The motions seek dismissal under Texas Business Corporation Act Article 5.14 for the failure to properly meet the Texas derivative demand requirements, and on the basis of the SLC’s determination that the derivative lawsuits are not in our best interest and should be dismissed.

The Schrimpf state court lawsuit has been stayed pending the outcome of the Middleton federal lawsuit, the first-filed derivative action. On February 5, 2007, the Court administratively closed the Schrimpf action, subject to being reopened when the case again becomes active. Additionally, on January 30, 2007, the Court in the Middleton and Nystrom lawsuits denied without prejudice the motions to consolidate the two actions, as well as the competing motions to appoint lead derivative plaintiff and lead counsel. Mediated settlement discussions were conducted on December 20, 2006 and March 7, 2007 involving us and our lead counsel in the putative securities class action litigation, and counsel for each of the derivative plaintiffs. These discussions did not produce a settlement.

Following the mediation in December 2006, we received separate derivative demand letters on behalf of shareholders Frances Nystrom, one of the derivative plaintiffs noted above, and Duncan Gardner, a separate shareholder represented by the same law firm that represents derivative plaintiff Kelly Schrimpf. These demand letters were received on January 9, 2007 and January 19, 2007, respectively. Both demand letters request that we initiate legal proceedings against unnamed directors and officers with regard to our funding of various scientific research projects.

On April 25, 2007, Mr. Gardner filed suit Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, J. Stanley Fredrick, Patricia A. Wier, Alan D. Kennedy, John Stewart Axford, Marlin Ray Robbins, Gerald E. Gilbert, and Larry A. Jobe in the 162nd District Court of Dallas County, Texas. Mr. Gardner alleges that our directors and officers have violated their fiduciary duties by approving funding for unsubstantiated scientific research projects.

The SLC has begun an inquiry into the allegations of Ms. Nystrom and Mr. Gardner regarding our funding of scientific research projects.

Plaintiffs in the consolidated putative class actions and in the shareholder derivative actions seek an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees.

In response to these actions, we continue to work with our experienced securities litigation counsel to vigorously defend ourselves and our officers and directors. We also believe this type of litigation is inherently unpredictable. It should be noted that a court must certify a class before a case can proceed as a class action lawsuit and that the determination has not been made in the consolidated securities cases. We believe these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. It is not possible at this time to predict whether we will incur any liability, or to estimate the damages or the range of damages, if any, that we might incur in connection with any of these above mentioned securities and derivative lawsuits.

On March 16, 2006, we filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of our utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. On February 9, 2007, we filed an Amended Complaint, adding patent infringement claims related to our recently issued United States Patent No. 7,157,431 (“Compositions of Plant Carbohydrates as Dietary Supplements”). In our Amended Complaint, we seek to force Glycobiotics to cease the manufacture, sale, and use of its glyconutritional product marketed under its brand name “Glycomannan,” and allege additional claims for unfair competition and business disparagement due to false and misleading statements about us and our flagship product Ambrotose® complex. On February 20, 2007, Glycobiotics filed its Original Answer and Counterclaims to our Amended Complaint. The Counterclaims allege various antitrust claims based on our exclusive contract to purchase a proprietary formula of Arabinogalactan, used in Ambrotose® complex. We filed our answer on March 12, 2007, denying all of the claims.

On December 22, 2006, Glycobiotics filed a Motion for Claim Construction (i.e., Markman motion) and a Partial Motion for Summary Judgment. Those motions were amended on March 2, 2007 to address the claims added in the Amended Complaint. Our response to those motions was due on March 21, 2007. On March 2, 2007, we filed a Motion for Partial Summary Judgment on Glycobiotics’ infringement of our United States Patent No. 7,157,431. All motions for summary judgment, as well as the Defendant’s motion for claim construction, are fully briefed and pending determination by the Court. We continue to vigorously prosecute this case, and are actively pursuing discovery relating to the defendant’s conduct and its infringement of both patents. The case is currently set for trial in June 2007.

By April 27, 2007, the parties had fully briefed the Court on Glycobiotics’ Motion for Markman Claim Construction, the cross Motions for Partial Summary Judgment, and related evidentiary issues, in anticipation of a trial setting in June 2007. However, at the beginning of May 2007, the case was transferred to another court, which set aside the June trial date. The new court has issued a new scheduling order to address the outstanding motions and the remaining discovery on our patent infringement claims and Glycobiotics’ antitrust counterclaims. It is expected that the new court will rule on the Motion for Markman Claim Construction by July 2007 and the Motions for Partial Summary Judgment by August 2007, with a new trial setting expected for late fall 2007.

On May 5, 2006, we also filed a patent infringement lawsuit against Techmedica Health™ Inc., or Techmedica, for alleged infringement of our utility United States Patent No. 6,929,807 in the United States District Court of the Northern District of Texas, Dallas Division. We sued Techmedica to cease the manufacture, sale, and use of its glyconutritional product marketed under their brand name “Nutratose” and for alleged unfair competition due to false and misleading statements. In June 2006, we filed our response to the motion to transfer venue filed by Techmedica. The court agreed with our position and denied Techmedica’s motion to transfer on August 3, 2006.

After discovering that Triton Nutra, Inc. manufactures Nutratose for Techmedica, we filed an Amended Complaint on February 6, 2007 to add Triton Nutra as a named defendant and to assert patent infringement claims against both Techmedica and Triton Nutra related to our United States Patent No. 6,929,807 and our recently issued United States Patent No. 7,157,431. We agreed with Techmedica to lift the Scheduling Order pending Triton Nutra’s answer and appearance in the case. But when Triton Nutra failed to answer the Amended Complaint, we filed a Motion for Default against Triton Nutra, which was entered by the clerk of the court on May 3, 2007. Techmedica has resisted continuing with the case and on May 2, 2007, it filed a Motion to Stay the case pending Triton Nutra’s appearance and a ruling on the Markman motion in the Glycobiotics’ case. Our response to Techmedica’s motion is due at the end of this month, and we intend to oppose the motion and continue the proceedings against Techmedica in order to maintain the anticipated March 2008 trial date.

We also have several other pending claims incurred in the normal course of business. In our opinion, such claims can be resolved without any material affect on our consolidated financial position, results of operations, or cash flows.

We maintain certain liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by our insurance policies, or our insurance carriers could refuse to cover certain of these claims in whole or in part. We accrue costs to defend ourselves from litigation as it is incurred or as it becomes determinable.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business and/or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future and/or our consolidated financial position, results of operations, or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3.	Defaults Upon Senior Securities

     None.

Item 4.	Submission of Matters to a Vote of Security Holders

     None.

Item 5.	Other Information

On May 8, 2007, we terminated our existing purchase agreement with Marinova Pty. Limited and entered into a two year purchase agreement to purchase a total of $9.2 million of raw materials through August 2009.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2006
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Trademark License and Supply Agreement between Mannatech and Carrington Laboratories, Inc., dated January 25, 2007, (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act).	8-K	000-24657	10.1	January 31, 2007
10.2	Extension of the Letter of Understanding Agreement between Mannatech and Professor John Axford, dated February 18, 2007.	8-K	000-24657	99.1	February 21,2007
10.3*

Supply Agreement between Mannatech (International) Limited and Marinova Pty. Limited, effective August 9, 2007, and dated May 7, 2007, (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act).

		*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of Mannatech.	*	*	*	*

* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

May 10, 2007	/S/ SAMUEL L. CASTER
Samuel L. Caster
Chief Executive Officer and Chairman of the Board
(principal executive officer)

May 10, 2007	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher
Chief Financial Officer and Senior Vice President
(principal financial officer)

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2006
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Trademark License and Supply Agreement between Mannatech and Carrington Laboratories, Inc., dated January 25, 2007, (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act).	8-K	000-24657	10.1	January 31, 2007
10.2	Extension of the Letter of Understanding Agreement between Mannatech and Professor John Axford, dated February 18, 2007.	8-K	000-24657	99.1	February 21,2007
10.3*

Supply Agreement between Mannatech (International) Limited and Marinova Pty. Limited, effective August 9, 2007, and dated May 7, 2007, (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act).

		*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.

1