Form 10-Q
period 2007-06-30
MANNATECH INC
filed 2007-08-09
CIK 1056358

June 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

As of July 31, 2007, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,459,121.

Mannatech, Incorporated

Forward-Looking Statements

Certain disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements other than statements of historical fact are considered forward-looking statements and reflect only current views about future events and financial performance. These forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of Mannatech’s control. Some of these forward-looking statements include statements regarding:

•	management’s plans and objectives for future operations;

•	existing cash flows being adequate to fund future operational needs;

•	future plans related to budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

•	the realization of net deferred tax assets;

•	expanding international operations;

•	global statutory tax rates remaining unchanged;

•	the impact of future market changes due to exposure to foreign currency translations;

•	the effect of independent associate and member concerns;

•	the possibility of certain policies, procedures, and internal processes minimizing exposure to market risk;

•	the impact of new accounting pronouncements;

•	the outcome of new or existing litigation matters;

•	the outcome of new or existing regulatory inquiries or investigations; and

•	other assumptions described in this report underlying such forward-looking statements.

Actual results and developments could materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	overall expected growth in the nutritional supplements industry;

•	plans for expected future product development or improvements;

•	changes in manufacturing costs;

•	shifts in the mix of packs and products;

•	the future impact of any changes to global associate career and compensation plan or incentives;

•	the ability to attract and retain independent associates and members;

•	new regulatory changes that could affect operations and/or products;

•	the impact of competition and competitive products;

•	the impact related to media or publicity;

•	the political, social, and economic climate; and

•	the risk factors described in this report, as well as other reports filed with the United States Securities and Exchange Commission.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2006	June 30, 2007
		(unaudited)
ASSETS
Cash and cash equivalents	$45,701	$38,189
Restricted cash	2,251	974
Accounts receivable, net of allowance of $0.2 million in 2006 and $0.4 million in 2007	999	1,047
Income tax receivable	2,155	1,373
Inventories, net	23,923	22,171
Prepaid expenses and other current assets	4,323	7,278
Deferred tax assets	1,478	1,472

Total current assets	80,830	72,504
Long-term investments	25,375	25,375
Property and equipment, net	16,523	44,917
Construction in progress	24,725	1,273
Long-term restricted cash	3,132	6,166
Other assets	1,372	1,247
Long-term deferred tax assets	278	53

Total assets	$152,235	$151,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital lease	$92	$95
Accounts payable	3,339	3,778
Accrued expenses	26,841	21,468
Commissions and incentives payable	15,511	15,174
Taxes payable	3,556	2,823
Deferred revenue	2,697	3,074

Total current liabilities	52,036	46,412
Capital lease, excluding current portion	349	290
Long-term royalties due to an affiliate	2,879	2,657
Long-term deferred tax liabilities	7,444	7,864
Other long-term liabilities	730	2,285

Total liabilities	63,438	59,508
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,617,081 shares issued and 26,409,987 shares outstanding in 2006 and 27,658,048 shares issued and 26,450,954 shares outstanding in 2007	3	3
Additional paid-in capital	38,941	39,710
Retained earnings	66,393	69,205
Accumulated other comprehensive loss	(1,749)	(2,100)

	103,588	106,818
Less treasury stock, at cost, 1,207,094 shares in 2006 and 2007	(14,791)	(14,791)

Total shareholders’ equity	88,797	92,027

Total liabilities and shareholders’ equity	$152,235	$151,535

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net sales	$104,771	$111,192	$203,742	$215,992
Cost of sales	14,719	16,003	29,280	30,696
Commissions and incentives	45,998	52,273	91,372	99,226

	60,717	68,276	120,652	129,922

Gross profit	44,054	42,916	83,090	86,070

Operating expenses:
Selling and administrative expenses	18,230	22,270	36,007	41,989
Depreciation and amortization	1,252	2,866	2,250	4,331
Other operating costs	12,417	15,936	23,423	28,085

Total operating expenses	31,899	41,072	61,680	74,405

Income from operations	12,155	1,844	21,410	11,665
Interest income	592	642	1,164	1,288
Other income, net	649	139	135	103

Income before income taxes	13,396	2,625	22,709	13,056
Provision for income taxes	(4,784)	(1,098)	(8,189)	(4,640)

Net income	$8,612	$1,527	$14,520	$8,416

Earnings per share:
Basic	$0.32	$0.06	$0.54	$0.32

Diluted	$0.31	$0.06	$0.53	$0.31

Weighted-average common shares outstanding:
Basic	26,782	26,433	26,773	26,425

Diluted	27,408	26,983	27,400	26,985

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2007

(in thousands, except per share information)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Issued shares	Par value				Shares	Amounts
Balance at December 31, 2005	27,404	$3	$36,699	$42,505	($1,098)	666	($7,791)	$70,318
Proceeds from stock options exercised	181	—	868	—	—	—	—	868
Tax benefit from exercise of stock options	—	—	403	—	—	—	—	403
Charge related to stock-based compensation	—	—	297	—	—	—	—	297
Charge related to stock warrants	—	—	(16)	—	—	—	—	(16)
Repurchase of common stock	—	—	—	—	—	327	(4,000)	(4,000)
Declared dividends of $0.16 per share	—	—	—	(4,254)	—	—	—	(4,254)
Components of comprehensive income: Foreign currency translations	—	—	—	—	279	—	—	279
Unrealized loss from investments classified as available-for-sale, net of tax of $9	—	—	—	—	(1)	—	—	(1)
Net income	—	—	—	14,520	—	—	—	14,520

Total comprehensive income								14,798

Balance at June 30, 2006	27,585	$3	$38,251	$52,771	($820)	993	($11,791)	$78,414

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Issued shares	Par value				Shares	Amounts
Balance at December 31, 2006	27,617	$3	$38,941	$66,393	($1,749)	1,207	($14,791)	$88,797
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	—	—	—	(845)	—	—	—	(845)
Tax benefit from exercise of stock options	—	—	41	—	—	—	—	41
Proceeds from stock options exercised	41	—	121	—	—	—	—	121
Charge related to stock-based compensation	—	—	592	—	—	—	—	592
Charge related to stock warrants	—	—	15	—	—	—	—	15
Declared dividends of $0.18 per share	—	—	—	(4,759)	—	—	—	(4,759)
Components of comprehensive income: Foreign currency translations	—	—	—	—	(352)	—	—	(352)
Unrealized gain from investments classified as available-for-sale, net of tax of $1	—	—	—	—	1	—	—	1
Net income	—	—	—	8,416	—	—	—	8,416

Total comprehensive income								8,065

Balance at June 30, 2007	27,658	$3	$39,710	$69,205	($2,100)	1,207	($14,791)	$92,027

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,520	$8,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,250	4,331
Provision for doubtful accounts	—	400
Write-down of inventories	123	226
Loss on disposal of assets	42	1
Accounting charge related to stock warrants	(16)	15
Accounting charge related to stock-based compensation	297	592
Deferred income taxes	3,214	1,249
Accrued interest on note receivable	(4)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(924)	(457)
(Increase) decrease in income tax receivable	(114)	775
Decrease in inventories	675	1,388
(Increase) decrease in prepaid expenses and other current assets	93	(2,961)
(Increase) decrease in other assets	(292)	101
Increase (decrease) in accounts payable	(2,190)	456
Increase (decrease) in accrued expenses and taxes payable	1,486	(8,524)
Increase (decrease) in commissions and incentives payable	2,561	(265)
Increase in deferred revenue	1,722	380

Net cash provided by operating activities	23,443	6,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,135)	(9,291)
(Increase) decrease in restricted cash	1,588	(1,786)
Purchases of investments	(10,038)	—

Net cash used in investing activities	(21,585)	(11,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	403	41
Payment of cash dividends	(4,254)	(2,378)
Proceeds from stock options exercised	868	121
Repurchase of common stock	(4,000)	—
Repayment of capital lease obligations	(22)	(56)

Net cash used in financing activities	(7,005)	(2,272)

Effect of exchange rate changes on cash and cash equivalents	216	(286)

Net decrease in cash and cash equivalents	(4,931)	(7,512)
Cash and cash equivalents at the beginning of period	56,207	45,701

Cash and cash equivalents at the end of period	$51,276	$38,189

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Declaration of dividends and paid in July 2006 and 2007, respectively	$2,153	$2,381

Unrealized losses from investments	$24	$—

Purchase of fixed assets through a capital lease	$414	$—

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

Independent associates (“associates”) purchase the Company’s products at published wholesale prices for the purpose of personal consumption or sale to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices primarily for personal consumption. The Company cannot distinguish personal consumption sales from resell sales because it has no involvement in its products after delivery other than usual and customary product returns. Only independent associates are eligible to earn commissions and incentives. The Company has eighteen wholly-owned subsidiaries; however, only the following subsidiaries are currently active:

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

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that could affect its reported amounts of assets, liabilities, revenues, and expenses during the reporting periods, as well as disclosures about its contingent assets and liabilities. Significant estimates include allowance for doubtful accounts, inventory obsolescence, deferred revenue, sales returns, stock-based compensation assumptions, contingencies and litigation reserves, liability for uncertain tax positions, and valuation allowance for deferred tax assets. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including credit card receivables, with original maturities of three months or less to be cash equivalents. As of December 31, 2006 and June 30, 2007, cash and cash equivalents held in bank accounts in foreign countries totaled $33.8 million and $26.2 million, respectively.

As of December 31, 2006 and June 30, 2007, the Company included in its cash and cash equivalents credit card receivables due from its credit card processor because the cash proceeds from credit card receivables are received within 24 to 72 hours after receiving the approval code from the credit card processor. As of December 31, 2006 and June 30, 2007, credit card receivables were $3.7 million and $2.6 million, respectively.

Restricted Cash

The Company is required to restrict cash related to direct selling and credit card sales in the Republic of Korea, which, as of December 31, 2006 and June 30, 2007, was $2.9 million and $5.9 million, respectively. In addition, the Company is required to restrict cash related to its Canadian operations, which, as of December 31, 2006 and June 30, 2007, was $0.4 million. As of December 31, 2006 and June 30, 2007, the Company also restricted cash related to a term deposit in an Australian bank, totaling $0.2 million, as collateral for its Australian building lease.

The Company offers its independent associates an annual travel incentive, provided they meet certain qualifications. The United States travel incentive for 2007 is a cruise. The cruise line required the Company to provide a letter of credit as a security deposit. At December 31, 2006 and June 30, 2007, the Company restricted cash related to the letter of credit totaling $1.9 million and $0.6 million, respectively, as collateral for its travel incentive.

Accounts Receivable

At December 31, 2006 and June 30, 2007, accounts receivable were carried at their estimated collectible amounts. The Company writes off receivables when they become uncollectible. At December 31, 2006, accounts receivable consisted of a receivable due from a bank, payments due from manufacturers for purchases of raw material inventories, and a note receivable due from Mr. Charles Fioretti, an affiliate of the Company. During 2006, the Company recorded an allowance for doubtful accounts of $0.2 million.

At June 30, 2007, accounts receivable consisted of payments due from manufacturers for purchases of raw material inventories and receivables due from the Company’s independent associates and members for purchases, net of an allowance for doubtful accounts of $0.4 million. In April 2007, the Company changed the timing of when payment was collected from its independent associates and members. The change was made in connection with the Company’s implementation of its new Enterprise Resource Planning software system, or ERP System. Previously, the Company collected payments for an order before the order was recorded and shipped and the old computer system created a liability for each customer deposit. In the Company’s new ERP System, the amount in accounts receivable includes orders which were shipped but for which the payment was not collected.

At December 31, 2006 and June 30, 2007, accounts receivable also included a receivable due from MannaRelief, a related party, of $0.2 million.

Other Assets

At December 31, 2006 and June 30, 2007, other assets primarily consisted of deposits for building leases in various locations totaling $1.4 million and $1.2 million, respectively.

Commissions and Incentives

Independent associates earn commissions and incentives based on their direct and indirect commissionable net sales over 13 business periods. Each business period equals 28 days. The Company accrues commissions and incentives when earned by independent associates. The Company pays commissions related to product sales three weeks following the business period end and pays commissions related to its pack sales five weeks following the business period end.

Other Long-Term Liabilities

As of December 31, 2006 and June 30, 2007, other long-term liabilities consisted of restoration costs totaling $0.2 million associated with building leases for the Company’s subsidiaries located in the United Kingdom, Japan, the Republic of Korea, and Taiwan. In addition, other long-term liabilities consisted of $0.4 million for an estimated deferred benefit obligation related to a deferred benefit plan for the Company’s Japan subsidiary.

During 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”). Effective January 1, 2007, the Company had accrued $1.5 million related to the long-term liability associated with adopting FIN 48, which remained accrued as of June 30, 2007.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, and Taiwan operations, and unrealized gains/losses from its investments classified as available-for-sale, net of income taxes.

Revenue Recognition

The Company’s revenues are derived from sales of its products, sales of its starter and renewal packs, and shipping fees. Substantially all of the Company’s product sales are sold to independent associates at published wholesale prices and to members at discounted published retail prices. The Company recognizes revenue upon receipt of packs and products by its customers. The Company records revenue net of any sales or value-added taxes and records a reserve for expected sales refunds and product returns based on its historical experience. On July 27, 2007, the Company announced an expansion of its sales return policy, which is not expected to materially affect its sales returns but could result in a slight increase of sales returns over previous levels.

The Company defers certain of its revenue. Total deferred revenue consists of (i) revenue received from sales of packs and products, which were shipped but not received by customers by period end; (ii) revenue received related to a one-year magazine subscription; (iii) revenue received from pack sales when the pack sale price exceeded the wholesale value of all individual components within the pack; and (iv) revenue received related to prepaid registration fees from customers planning to attend a future corporate-sponsored event. The Company recognizes deferred revenue related to shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. All other deferred revenue is recognized over one year.

Components of deferred revenue are as follows:

	December 31, 2006	June 30, 2007
Revenue related to undelivered packs and products	$1.9 million	$2.9 million

Revenue related to a one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	0.5 million	0.2 million

Revenue related to future corporate-sponsored events	0.3 million	—

Total deferred revenue	$2.7 million	$3.1 million

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. For the three months ended June 30, 2006 and 2007, total shipping and handling costs included in selling and administrative expenses were approximately $4.8 million and $5.4 million, respectively. For the six months ended June 30, 2006 and 2007, total shipping and handling costs included in selling and administrative expenses were approximately $9.3 million and $9.8 million, respectively.

NOTE 2      INVESTMENTS

The Company classifies its investments as available-for-sale. At December 31, 2006 and June 30, 2007, the Company’s investments consisted of the following:

	December 31, 2006 and June 30, 2007
	Amortized cost	Gross unrealized gain (loss)	Fair value
	(in thousands)
State or federal agency backed obligations	$25,375	$—	$25,375
Total investments, classified as long-term	$25,375	$—	$25,375

The fair values of the Company’s investments by contractual maturity at December 31, 2006 and June 30, 2007 were as follows:

	December 31, 2006	June 30, 2007
	(in thousands)
Due in one year or less	$—	$—
Due between one and five years	—	—
Due after ten years	25,375	25,375

	$25,375	$25,375

NOTE 3      INVENTORIES

Inventories consist of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. Work in progress includes raw materials shipped to a third-party manufacturer to process for further use into certain finished goods. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at December 31, 2006 and June 30, 2007, consisted of the following:

	December 31, 2006	June 30, 2007
	(in thousands)
Raw materials	$5,188	$6,382
Work in progress	2,598	101
Finished goods, less inventory reserves for obsolescence of $392 in 2006 and $538 in 2007	16,137	15,688

	$23,923	$22,171

NOTE 4      SHAREHOLDERS’ EQUITY

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase up to 5% of its outstanding shares, or approximately 1.3 million shares, of its common stock. On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by its Board of Directors. As of June 30, 2007, the Company had not repurchased any of its shares in 2007. The following chart recaps the number of shares of the Company’s common stock purchased by the Company in the open market since the Company’s Board of Directors authorized the repurchase of shares in June 2004:

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

As of June 30, 2007, the Company was authorized to repurchase in the open market up to 196,124 of its shares under the June 2004 plan and was also authorized to purchase up to $20 million of its outstanding shares in the open market under the August 2006 plan.

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the calculated weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during each period.

The following summarizes the amounts used in computing the Company’s EPS and its effect on the Company’s weighted-average number of shares of common stock and dilutive common stock equivalents for the three months ended June 30, 2006 and 2007. As of June 30, 2006, 32,616 shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using a weighted-average close price of $15.08 per share, as their effect was antidilutive. As of June 30, 2007, 218,806 shares of the Company’s common stock subject to options were excluded from its diluted EPS calculations using a weighted-average close price of $14.71 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the three months ended June 30,
	2006			2007
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net income available to common shareholders	$8,612	26,782	$0.32	$1,527	26,433	$0.06
Effect of dilutive securities: Stock options	—	519	(0.01)	—	443	—
Warrants	—	107	—	—	107	—
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$8,612	27,408	$0.31	$1,527	26,983	$0.06

The following summarizes the amounts used in computing the Company’s EPS and its effect on the Company’s weighted-average number of shares of common stock and dilutive common stock equivalents for the six months ended June 30, 2006 and 2007. As of June 30, 2006, 32,616 shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using a weighted-average close price of $14.31 per share, as their effect was antidilutive. As of June 30, 2007, 218,806 shares of the Company’s common stock subject to options were excluded from its diluted EPS calculations using a weighted-average close price of $14.95 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the six months ended June 30,
	2006			2007
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net income available to common shareholders	$14,520	26,773	$0.54	$8,416	26,425	$0.32
Effect of dilutive securities: Stock options	—	521	(0.01)	—	453	(0.01)
Warrants	—	106	—	—	107	—
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$14,520	27,400	$0.53	$8,416	26,985	$0.31

NOTE 5      STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans, all of which were approved by its shareholders (collectively, the “Stock Option Plans”). In February 2007, the Company’s Board of Directors approved its 2007 Stock Incentive Plan (“the 2007 Plan”), which reserves for issuance up to 1,000,000 shares of its common stock for stock options and restricted stock to its employees, board members, and consultants. In addition, the number of stock options available for grant and the number of stock options granted but not exercised from the Company’s existing Stock Option Plans were to be merged into its 2007 Plan. On June 14, 2007, the Company’s shareholders ratified the 2007 Plan. However, in July 2007, the Company determined that the number of stock options available for grant and number of stock options granted but not exercised was mistakenly reported in the Company’s Proxy Statement as 1,234,985 and 235,808, respectively, but should have been reported as 224,687 and 1,227,485, respectively. It is not clear that inclusion of the mistaken share numbers had any material impact on the shareholders’ vote to ratify the 2007 Plan; however, the Company may decide to resubmit the 2007 Plan to its shareholders for ratification at or before its 2008 Annual Shareholders’ Meeting to be held in June 2008. Meanwhile, optionholders may continue to exercise their stock options and the Company will continue to grant stock options in the future under its previously approved Stock Option Plans.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. The Company recognized compensation expense, in millions, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Total stock options granted during the period	89,158	20,000	114,158	56,000
Total gross compensation expense	$0.2 million	$0.3 million	$0.3 million	$0.6 million
Total tax benefit associated with compensation expense	0.1 million	0.1 million	0.1 million	0.2 million

Total net compensation expense	$0.1 million	$0.2 million	$0.2 million	$0.4 million

As of June 30, 2007, the Company expects to record compensation expense in the future as follows:

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
For the six months ended December 31, 2007	$0.4 million	$0.2 million	$0.2 million
For the twelve months ended December 31, 2008	0.6 million	0.2 million	0.4 million
For the twelve months ended December 31, 2009	0.2 million	0.1 million	0.1 million

	$1.2 million	$0.5 million	$0.7 million

NOTE 6      TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Agreement with J. Stanley Fredrick

In November 2003, the Company entered into a Lock-Up Agreement whereby the Company pays Mr. J. Stanley Fredrick, the Company’s Lead Director on its Board of Directors and a major shareholder, approximately $0.2 million per year for his agreement not to sell or transfer his shares to an outside party unless approved by the Company’s Board of Directors. In June 2004, the Company’s Board of Directors authorized Mr. Fredrick to sell up to 350,000 shares of his stock and as a result, during 2004, Mr. Fredrick sold 350,000 shares of his common stock in the open market. In December 2006, Mr. Fredrick transferred 1,250,000 shares of his Company stock to a family partnership, JSF Resources, LTD, for estate planning purposes. As of June 30, 2007, Mr. Fredrick beneficially owned 3,150,000 shares of the Company’s common stock.

In November 2003, the Company also agreed to pay Mr. Fredrick $0.1 million annually to act as its Lead Director for its Board of Directors. In 2006, the Company also agreed to pay Mr. Fredrick for attendance at its Board of Directors and Committee meetings. For both the three months ended June 30, 2006 and 2007, the Company paid Mr. Fredrick approximately $20,000 related to attendance at its Board and Committee meetings. For both the six months ended June 30, 2006 and 2007, the Company paid Mr. Fredrick approximately $30,000 related to attendance at its Board meetings.

Consulting Fees with Professor Axford and Clinical Studies with St. George’s Hospital

St. George’s Hospital & Medical School, located in London, England, employs Professor John Axford, one of the Company’s board members. Professor Axford serves as the principal investigator in the Company’s funded clinical trials for St. George’s Hospital & Medical School. In June 2004, the Company signed a three-year agreement totaling $0.7 million with St. George’s Hospital & Medical School to fund research costs related to a clinical trial involving one of its products. As of June 30, 2007, the Company accrued $0.1 million in fees related to this clinical trial.

In January 2007, the Company entered into another agreement with St. George’s Hospital & Medical School to fund costs totaling $0.4 million related to a three-year clinical trial called “Ambrotose® Dosing and Optimization Studies.” Professor Axford will also serve as principal investigator for this clinical trial. As of December 31, 2006 and June 30, 2007, the Company accrued $0.2 million in fees related to this clinical trial.

Agreements with Dr. Bill McAnalley

On August 7, 2005, the Company’s two-year employment agreement with Dr. Bill McAnalley, who served as the Company’s Chief Science Officer, expired. As a result, the Company entered into a consulting agreement with Dr. McAnalley, pursuant to which the Company was required to pay Dr. McAnalley a total of $0.9 million. In August 2006, the Company extended this consulting agreement to reduce the monthly payments and extend the agreement terms through August 8, 2007. For the three months ended June 30, 2006 and 2007, the Company paid Dr. McAnalley for services related to this consulting agreement totaling $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2006 and 2007, the Company paid Dr. McAnalley $0.5 million and $0.2 million, respectively, in connection with services provided under this consulting agreement.

In August 2003, the Company also entered into a long-term post-employment royalty agreement with Dr. McAnalley, pursuant to which, in September 2005, the Company began paying Dr. McAnalley royalties and will continue to pay royalties to him through August 2015. Quarterly payments related to this long-term post-employment royalty agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this long-term post-employment royalty agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of December 31, 2006, the Company maintained a long-term liability related to this royalty agreement of $3.4 million, of which $0.5 million was currently due and included in accrued expenses at December 31, 2006. As of June 30, 2007, the Company maintained a long-term liability related to this royalty agreement of $3.2 million, of which $0.5 million was currently due and included in accrued expenses.

Transactions involving MannaRelief Ministries

Mr. Samuel Caster, the Company’s Chairman of the Board and Chief Executive Officer, founded MannaRelief Ministries in 1999 and has served as its Chairman since inception. Defined under the United States Internal Revenue Code, MannaRelief Ministries is a 501(c)(3) not-for-profit organization that provides charitable services for children. Donald Herndon, the Company’s Vice President of Field Services, also serves on MannaRelief’s board of directors. Mr. Herndon is the brother-in-law of Mr. Caster and the brother-in-law of Terry L. Persinger, who is the Company’s President and Chief Operating Officer, and a member of the Company’s Board of Directors.

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

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Sold Products	$0.3 million	$0.2 million	$0.7 million	$0.4 million
Cash Donations	$0.2 million	$0.2 million	$0.3 million	$0.4 million

Certain Transactions with Ray Robbins

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds four positions in the Company’s associate global downline network-marketing system related to the cancellation of an agreement between the Company and Mr. Robbins in June 1999. Mr. Robbins also holds other positions in the Company’s associate global downline network-marketing system. The Company pays commissions and incentives to its independent associates. For both the three months ended June 30, 2006 and 2007, the Company paid commissions and incentives to Mr. Robbins totaling $0.6 million and $0.8 million, respectively. For both the six months ended June 30, 2006 and 2007, the Company paid commissions and incentives to Mr. Robbins totaling $1.5 million. In addition, several of Mr. Robbins’ family members hold positions in the Company’s associate global downline network-marketing system and were paid associate commissions and earned incentives of approximately $0.1 million, for both the three months ended June 30, 2006 and 2007 and for both the six months ended June 30, 2006 and 2007, respectively. All commissions and incentives paid to Mr. Robbins and his family members were paid in accordance with the Company’s global associate career and compensation plan.

NOTE 7      INCOME TAXES

In July 2006, the Financial Accounting Standards Board issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”). FAS 109 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on an income tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires a company to record the cumulative effect as an adjustment to its retained earnings at the beginning of the period in which it is adopted.

Effective January 1, 2007, the Company adopted FIN 48 and recognized a cumulative effect of $0.8 million to retained earnings. As of June 30, 2007, the Company had approximately $1.5 million of total gross unrecognized tax benefits, recorded as other long-term liability on its balance sheet, which, if recognized, would impact the Company’s effective income tax rate. The following table summarized the incremental effects of adopting FIN 48 on the Company’s Consolidated Financial Statements:

	Pre FIN 48 adoption	FIN 48 adjustment	Post FIN 48 adoption
	(in thousands)
Liabilities:
Accrued expenses	$17,934	($628)	$17,306
Taxes payable	$2,433	$2	$2,435
Other long-term liabilities	$942	$1,471	$2,413
Shareholders’ Equity:
Retained earnings	$66,393	$845	$65,548

The Company accrues interest and penalties related to unrecognized income tax benefits in its provision for income taxes. As of December 31, 2006 and June 30, 2007, the Company had approximately $0.2 million accrued for interest and penalties.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of June 30, 2007, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Japan	2001-2006
United States	2002-2006

The Company anticipates that it is reasonably possible that the total amount of unrecognized income tax benefits could decrease in 2007 due to the closure of tax years by expiration of the statute of limitations. However, the decrease would not have a material impact on its consolidated financial statements.

NOTE 8      LITIGATION

Securities Class Action Lawsuits

The Company has been sued in the following three securities class action lawsuits, each of which remained pending at June 30, 2007:

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

These three lawsuits were initially filed and consolidated in the United States District of New Mexico. On January 29, 2007, the consolidated action was transferred to the United States District Court for the Northern District of Texas, Dallas Division, and on March 29, 2007, upon joint motion of the parties, was transferred to the docket of United States District Judge Ed Kinkeade. The Mannatech Group, consisting of Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, has been appointed as lead plaintiffs, Lerach Coughlin Stoia Geller Rudman & Robbins LLP has been appointed as lead counsel, and Provost Umphrey LLP has been appointed local counsel for the putative class.

On May 21, 2007, Defendants filed a motion to dismiss the Amended Consolidated Complaint. However, on July 12, 2007, Lead Plaintiff for the putative class filed a Second Amended Consolidated Class Action Complaint. This Second Amended Complaint is substantively similar to the Amended Consolidated Class Action Complaint filed on March 22, 2007 and reported in the Company’s previous filings with the United States Securities and Exchange Commission, but it expands the class period to July 5, 2007, and adds references (i) to an enforcement lawsuit discussed below, which was filed by the Texas Attorney General against the Company on July 5, 2007, and (ii) the subsequent drop in the Company’s stock price related to the filing of the Texas Attorney General’s petition. (Discussed under the heading “Texas Attorney General Enforcement Action” below.)

The Second Amended Complaint rendered moot Defendants’ motion to dismiss and the Court denied the motion as moot and set a briefing schedule such that Defendants’ motion to dismiss the Second Amended Complaint is due August 27, 2007.

Shareholder Derivative Lawsuits

Shortly after the commencement of the class action litigation, the Company was sued in three shareholder derivative lawsuits. A separate shareholder derivative lawsuit was later filed in April 2007. These four lawsuits remained pending at June 30, 2007:

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

•

Third, on January 13, 2006, a shareholder derivative action was filed by Frances Nystrom, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, John Stewart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, and Donald A. Buchholz in the United States District Court for the Northern District of Texas, Dallas Division.

•

Fourth, on April 25, 2007, a shareholder derivative action was filed by Duncan Gardner, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, J. Stanley Fredrick, Patricia A. Wier, Alan D. Kennedy, Gerald E. Gilbert, John Stewart Axford, Marlin Ray Robbins, and Larry A. Jobe in the 162nd District Court of Dallas County, Texas.

In addition, on July 23, 2007, a shareholder derivative action was filed by Frances Nystrom, Derivatively and On Behalf of Mannatech, Inc. against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, Stephen Boyd, John Stewart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, Larry A. Jobe, Bill H. McAnalley, and Donald A. Buchholz in the 44th District Court of Dallas County, Texas.

The first three of the shareholder derivative lawsuits listed above make allegations similar to the allegations of the shareholder class action litigation described above. The Schrimpf state court lawsuit has been stayed pending the outcome of the Middleton federal lawsuit, the first-filed derivative action. On February 5, 2007, the Court administratively closed the Schrimpf action, subject to being reopened when the case again becomes active.

The Special Litigation Committee (“SLC”) appointed by the Company’s independent directors to review the allegations made by Middleton, Schrimpf, and Nystrom and determined that it was in the best interests of the Company to dismiss these derivative lawsuits. The Company filed motions to dismiss the Middleton and Nystrom complaints on March 12, 2007, seeking dismissal under Federal Rule 12(b)(6) and the Texas Business Corporation Act article 5.14. The plaintiffs were required to file their responses by July 31, 2007, but the parties agreed to extend the response date until 60 days after the Court rules on the plaintiffs’ pending motions to compel, and motions to that effect were filed on July 31, 2007 by each plaintiff.

Mediated settlement discussions were conducted on December 20, 2006 and March 7, 2007 involving the Company, lead counsel in the putative securities class action litigation, and counsel for each of the derivative plaintiffs. These discussions did not produce a settlement.

The Gardner action, which was filed on April 25, 2007, and the second Nystrom action, which was filed July 23, 2007, make allegations with regard to the funding of various research projects by the Company. Both lawsuits are consistent with demand letters sent on behalf of both shareholders, and disclosed in the Company’s previous filings with the United States Securities and Exchange Commission. The SLC is presently reviewing the allegations made by Gardner and Nystrom. The parties have agreed to a stay of the Gardner lawsuit pending the review by the SLC’s determination, pursuant to the Texas Business Corporation Act article 5.14, and the Court signed an order staying and administratively closing the case on July 31, 2007.

Plaintiffs in the consolidated putative class actions and in the shareholder derivative actions seek an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees.

In response to the securities/class action lawsuits and the shareholder derivative lawsuits, the Company continues to work with its experienced securities litigation counsel to vigorously defend itself and its officers and directors. The Company also believes this type of litigation is inherently unpredictable. It should be noted that a court must certify a class before a case can proceed as a class action lawsuit and that the determination has not been made in the consolidated securities cases. The Company believes these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. The Company intends to vigorously defend itself; however, it is not possible at this time to predict whether the Company will incur any liability, or to estimate the damages or the range of damages, if any, that it might incur in connection with any of these above mentioned securities and derivative lawsuits.

Texas Attorney General Enforcement Action

The Company has also been sued in an enforcement action that was filed by the Texas Attorney General’s Office on July 5, 2007. In that lawsuit, the State of Texas sued Mannatech, Incorporated, MannaRelief Ministries, Samuel L. Caster, the Fisher Institute, and H. Reginald McDaniel for alleged violations of the Texas Food, Drug, and Cosmetics Act and the Texas Deceptive Trade Practices Act. The allegations are consistent with the allegations made by the securities class action and derivative plaintiffs concerning the marketing of the Company’s products by its independent associates. The enforcement action seeks temporary and permanent injunctive relief, statutorily-prescribed civil monetary penalties, and the restoration of money or other property allegedly taken from persons by means of unlawful acts or practices, or alternatively, damages to compensate for such losses. The Company has taken a number of actions to address concerns raised by the Texas Attorney General action and will continue to fully cooperate with the Texas Attorney General’s office to resolve this matter. However, at this time the Company cannot predict what the possible outcome would be of any resolution or court proceedings.

Patent Infringement Litigation

On March 16, 2006, the Company filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of its utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. On February 9, 2007, the Company filed an Amended Complaint, which adds patent infringement claims relating to its utility United States Patent No. 7,157,431 (“Compositions of Plant Carbohydrates as Dietary Supplements”).

In the Amended Complaint, the Company seeks to stop Glycobiotics from manufacturing, offering, and selling its glyconutritional product marketed under the brand name “Glycomannan.” The Amended Complaint also alleges claims for unfair competition and business disparagement because of false and misleading statements made by Glycobiotics in connection with its marketing and sale of Glycomannan.

Glycobiotics answered the Company’s Amended Complaint on February 20, 2007, asserting various affirmative defenses and three counterclaims alleging anticompetitive conduct under the Sherman Act in connection with the market for arabinogalactan. Following extensive discovery by the Company, and the disclosure of an expert refuting the allegations contained in the counterclaims, on August 6, 2007, Glycobiotics filed a stipulated motion to dismiss all of its counterclaims. In connection with its agreement to dismiss its current counterclaims, Glycobiotics has advised that it will seek to add common law counterclaims of action for fraud and/or negligent misrepresentation relating to a September 2006 press release concerning the Mannatech-Lonza agreement. The Company intends to vigorously oppose any effort to add new counterclaims.

After the parties completed fact and expert discovery on the patent infringement claims, the Court conducted a hearing on June 22, 2007 on Glycobiotics’ Motion for Markman Claim Construction on the patents-at-issue. The Court issued an Order on June 26, 2007 construing the terms of the patents-at-issue in the Company’s favor. On July 12, 2007, Glycobiotics filed a Motion for Reconsideration of the Court’s Markman Order. The Company opposed the Motion for Reconsideration and the Court denied the motion on July 16, 2007.

On July 30, 2007, the Company filed a Motion for Summary Judgment relating to certain claims contained within its United States Patent No. 6,929,807 and 7,157,431. The Company anticipates that the briefing relating to this Motion will be completed by September 2007, and that the Court will thereafter decide the Motion. Following the determination of the Company’s Motion for Summary Judgment, the Court will set the case for trial, likely for fall 2007. The Company continues to vigorously prosecute the case and believes the likelihood of an unfavorable outcome is remote.

On May 5, 2006, the Company also filed a patent infringement lawsuit against Techmedica Health™ Inc., or Techmedica, for alleged infringement of its utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. The Original Complaint sought to stop Techmedica from manufacturing, offering, and selling its glyconutritional product marketed under the brand name “Nutratose.” The Original Complaint also alleged claims for unfair competition and business disparagement because of false and misleading statements made by Techmedica in connection with its marketing and sale of Nutratose.

In response to the Company’s discovery requests, Techmedica Health claimed that Triton Nutra, Inc. manufactures the glyconutritional product that it markets and sells under the brand name Nutratose. Shortly thereafter, the United States Patent and Trademark Office issued United States Patent No. 7,157,431 (“Compositions of Plant Carbohydrates as Dietary Supplements”). Accordingly, on February 6, 2007, the Company filed its Amended Complaint, which named Triton Nutra as an additional defendant to the original claims and added infringement claims relating to the new patent against both Techmedica Health and Triton Nutra. Pending Triton Nutra’s appearance in the case, the Company and Techmedica Health filed a Joint Motion to Lift the Scheduling Order on February 15, 2007 to allow all parties to coordinate on a new scheduling order. The Court granted the Joint Motion on February 16, 2007.

After Triton Nutra failed to answer the Amended Complaint, the Company requested, and the Clerk of Court entered, default against Triton Nutra on May 3, 2007. The Company also sought to continue its case against Techmedica Health, seeking discovery on the patent infringement and business disparagement claims. In response, Techmedica Health filed a Motion to Stay Proceedings and for a Protective Order from Deposition Notice on May 2, 2007, which seeks to stay the case until after a judgment is issued in the Glycobiotics case. The Company filed its response in opposition to the Motion on May 22, 2007. After the Glycobiotics court issued the favorable Markman Order on June 26, 2007 construing the same patents-at-issue, the Company presented the Court with a courtesy copy of the order and memorandum opinion. The parties now await the Court’s rulings on the Motion to Stay and Protective Order.

The Company intends to prosecute this case to judgment and believes the likelihood of an unfavorable outcome is remote. With no pending counterclaims, the Company’s potential loss is limited to an award of the defendants’ court costs.

Other Litigation

The Company also has several other pending claims incurred in the normal course of business. In the Company’s opinion, such claims can be resolved without any material affect on its consolidated financial position, results of operations, or cash flows.

Insurance Coverage

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

New accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies, which the Company evaluates and adopts as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards and pronouncements that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

The Company has six active subsidiaries that operate in six physical locations and sells products in ten different countries around the world. The six physical locations include the United States, Australia, the United Kingdom, Japan, the Republic of Korea, and Taiwan. Each of the Company’s physical locations service different geographical areas. The United States parent processes orders for Canada; however, products and packs sold in Canada are shipped through a third-party distribution facility located in Canada. The Company’s Australian location processes orders for both Australia and New Zealand, and the orders for Australia and New Zealand are shipped through a third-party distribution facility located in Australia. The Company’s United Kingdom location processes and ships orders for the United Kingdom, Denmark, and Germany.

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

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the three and six months ended June 30, 2006 and 2007 are as follows:

	Three months ended June 30,						Six months ended June 30,
	2006				2007		2006				2007
	(in millions, except percentages)
United States	$70.0		66.8%		$67.2	60.4%	$137.1		67.3%		$135.8	62.9%
Canada	7.6		7.3%		8.0	7.2%	14.9		7.3%		14.6	6.8%
Australia	7.5	(1)	7.2	%(1)	7.7	6.9%	15.3	(2)	7.5	%(2)	15.0	6.9%
United Kingdom	1.9		1.8%		1.6	1.4%	3.8		1.9%		3.3	1.5%
Japan	10.9		10.4%		11.4	10.2%	20.1		9.9%		21.1	9.8%
New Zealand	2.2	(1)	2.0	%(1)	1.9	1.7%	4.8	(2)	2.3	%(2)	3.8	1.7%
Republic of Korea	2.3		2.2%		10.4	9.4%	3.9		1.9%		16.7	7.7%
Taiwan	1.0		1.0%		1.4	1.3%	1.8		0.9%		2.5	1.2%
Denmark	0.9		0.9%		0.4	0.4%	1.4		0.7%		0.9	0.4%
Germany	0.5		0.4%		1.2	1.1%	0.6		0.3%		2.3	1.1%

Totals	$104.8		100%		$111.2	100%	$203.7		100%		$216.0	100%

(1)

In the Company’s second quarter 2006 Form 10-Q, filed on August 9, 2006, the Company originally reported Australia and New Zealand net sales to be $8.9 million and $0.8 million, respectively, which represented 8.5% and 0.7% of total consolidated net sales, respectively. The original net sales included a miscalculation in the allocation between country sales. However, the total consolidated net sales was correctly reported at $104.8 million.

(2)

In the Company’s second quarter 2006 Form 10-Q, filed on August 9, 2006, the Company originally reported Australia and New Zealand net sales to be $16.8 million and $3.3 million, respectively, which represented 8.2% and 1.6% of total consolidated net sales, respectively. The original net sales included a miscalculation in the allocation between country sales. However, the total consolidated net sales was correctly reported at $203.7 million.

	Three months ended June 30,		Six months ended June 30,
	2006	2007*	2006	2007*
	(in millions)		(in millions)
Consolidated product sales	$77.2	$82.8	$160.4	$159.3
Consolidated pack sales	23.4	25.1	45.5	44.9
Consolidated other, including freight	4.2	3.3	10.1	11.8

Consolidated total net sales	$104.8	$111.2	$203.7	$216.0

*	In April 2007, the Company began operating its new ERP System, which allowed the Company to separately quantify deferred revenue associated with sales of packs and products that were shipped but not yet received by customers. As a result, in April 2007, the Company began recording deferred revenue related to packs with pack sales and deferred revenue associated with products with product sales. At June 30, 2007, the Company recorded deferred revenue of $2.3 million for product sales and $0.4 million for pack sales. At June 30, 2006, the Company recorded deferred revenue of $2.2 million related to packs and products shipped but not yet received by customers in other sales rather than in the applicable pack or product sales category because the Company’s old computer system could not separately differentiate deferred revenue associated with packs and products shipped.

Long-lived assets, which include property, plant and equipment and construction in progress for the Company and its subsidiaries, are as follows:

	December 31, 2006	June 30, 2007
	(in millions)
Australia	$0.2	$0.2
Japan	0.3	0.3
Republic of Korea	0.6	0.8
Taiwan	0.2	0.2
United Kingdom	0.5	0.4
United States	39.4	44.3

Total long-lived assets	$41.2	$46.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of the consolidated financial position and results of operations for the three and six months ended June 30, 2007 as compared to the same periods in 2006. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

Company Overview

We develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. New Zealand is serviced by our Australian subsidiary and Denmark and Germany are serviced by our United Kingdom subsidiary.

We operate as a single segment and primarily sell our products through a network of approximately 569,000 independent associates and members who have purchased our products or packs within the last 12 months. We operate in ten different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and products. Each of our subsidiaries sells similar products and possesses similar economic characteristics, such as selling prices and gross margins.

For the three and six months ended June 30, 2007, we increased our net sales by over 6% and our gross profit remained at approximately 40% of net sales. However, in the second quarter of 2007 we experienced an increase in operating costs largely attributed to an increase in costs associated with implementing Phase II of Globalview, our internally-developed enterprise resource planning software system, herein referred to as Globalview or our ERP System, and an increase in legal costs associated with ongoing lawsuits.

At the end of March 2007, we had to delay processing orders for approximately one week as we began implementing Phase II of our ERP System, which included the launching of our new corporate website. After implementation, we experienced additional processing and customer service delays as our employees and customers transitioned to our new ERP System. The delays were largely caused by the need for additional training and an increase in customer service call volume related to implementing our new ERP System. As a result, in the second quarter of 2007, we continued system stabilization activities. For the six months ended June 30, 2007, we incurred approximately $3.0 million in human resource and contractor fees, of which we were able to capitalize $0.4 million related to adding system functionality. Although we believe our new ERP System has been largely stabilized, in the near future we plan to add additional functionality and re-work our corporate website order-placement using internal resources. We will continue to refine our ERP System in the future and the costs associated with adding new functionality to our ERP System will be capitalized.

During the second quarter of 2007, we were subject to certain negative publicity and also experienced heightened litigation and regulatory activities, which increased legal fees by $0.9 million in the second quarter and may have affected domestic recruiting efforts in 2007.

2007 Outlook

For the remainder of 2007, we expect growth in net sales and in the number of independent associates and members purchasing our packs and products to continue in our international markets, which is less impacted by independent associate and member concerns surrounded by the ongoing class action lawsuits and the Texas Attorney General enforcement action. Although we had a successful launch of our Optimal Skin Care System, during the first six months of 2007 it has a higher cost of sales than our average cost of sales for our other products. Therefore, we expect cost of sales to remain higher as a percentage of net sales related to the expected change in sales mix within product sales and the change in mix between pack and product sales. In addition, we expect our operating costs to remain higher as a percentage of net sales because we will no longer capitalize internal resource costs associated with our ERP System and because we have hired additional employees to support an increase in net sales, operations, and planned expansion. Furthermore, we expect to incur additional defense costs connected to our ongoing lawsuits, including our class-action lawsuits and the Texas Attorney General enforcement action. We believe we are taking appropriate actions to contain operating costs to help combat the erosion of our net income and diluted earnings per share.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, our estimates and assumptions have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our consolidated financial position, consolidated results of operations, and consolidated cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2007:

Allowance for Doubtful Accounts

Accounts receivable consists of receivables from manufacturers, independent associates and members, and are carried at their estimated collectible amounts. As of June 30, 2007, net accounts receivable totaled $1.0 million. Historically, estimates for doubtful accounts have been immaterial. However, in April 2007, with the implementation of our ERP System, we now ship an order and simultaneously receive payment for the order and the new ERP System creates a receivable for the payment if the payment is rejected or if it does not match the order total. We periodically review receivables for realizability and base collectibility upon assumptions, historical trends, and recent account activities. If our estimates regarding estimated collectibility are inaccurate or consumer trends change in an unforeseen manner, we may be exposed to additional write-offs or bad debts. As of June 30, 2007, we recorded an allowance for doubtful accounts of $0.4 million.

Inventory Reserves

Inventory consists of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. We record the amount charged from the vendor as the costs of inventory. Typically, the fair market value of our inventory is higher than the aggregate cost. Determination of fair market value can be complex and, therefore, requires a high degree of judgment. In order for management to make the appropriate determination of fair market value, the following items are considered: inventory turnover statistics, current selling prices, seasonality factors, consumer demand, regulatory changes, competitive pricing, and performance of similar products. If we determine the carrying value of inventory is in excess of estimated fair market value, we write down the value of inventory to the estimated fair market value.

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding fair market value or obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. Generally, we carry inventory reserves of between $0.3 million and $0.6 million. At June 30, 2007, we valued our inventory at $22.2 million.

Long Lived Fixed Assets and Capitalization of Software Development Costs

In addition to capitalizing long lived fixed asset costs, we also capitalize costs associated with internally-developed software projects (collectively “fixed assets”) and amortize such costs over the useful lives of such fixed assets. Fixed assets are carried at cost, less accumulated depreciation computed using the straight-line method over the assets’ estimated useful life. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the improvements. Expenditures for maintenance and repairs are charged to operations as incurred. If a fixed asset is sold or otherwise retired or disposed of, the cost of the fixed asset and the related accumulated depreciation or amortization is written off and any resulting gain or loss is recorded in other operating costs in our consolidated statement of operations.

We review our fixed assets for impairment annually and whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable, such as plans to dispose of an asset before the end of its previously estimated useful life. Our impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount exceeds the fair value. The fair value is determined by calculating the discounted expected future cash flows using an estimated risk-free rate of interest. Any identified impairment losses are recorded in the period in which the impairment occurs. The carrying value of the fixed assets is adjusted to the new carrying value and any subsequent increases in fair value of the fixed asset are not recorded. In addition, if we determine the estimated remaining useful life of the asset should be decreased from our original estimate, the periodic depreciation expense is adjusted based on the new remaining useful life of the fixed asset.

The impairment calculation requires us to apply judgment and estimates concerning future cash flows, strategic plans, useful lives, and discount rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to an additional impairment charge, which could be material to our results of operations. In addition, if accounting standards change, or if fixed assets become obsolete, we may be required to write off any unamortized costs of fixed assets, or if estimated useful lives change, we would be required to accelerate depreciation or amortization periods and recognize additional depreciation expense in our consolidated statement of operations.

Historically our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2007, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life		Net carrying value at June 30, 2007
Office furniture and equipment	5 to 7 years		$2.7 million
Computer hardware and software	3 to 5 years		39.2 million
Automobiles	3 to 5 years		0.1 million
Leasehold improvements	2 to 10 years	(1)	2.9 million
Construction in progress	2 to 10 years	(2)	1.3 million

Total net carrying value at June 30, 2007			$46.2 million

(1)	We amortize leasehold improvements over the shorter of the useful life of the leased asset or the lease term.

(2)	Construction in process includes fixed assets, leasehold improvements and internally-developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over five years.

The net carrying costs related to fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates change related to their carrying values, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of June 30, 2007, we recorded a long-term liability on our consolidated balance sheet of $1.5 million related to uncertain income tax positions and income tax reserves associated with various audits. As required by FIN 48, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax reserves and liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate, earnings, deferred tax balances, and cash flows in the period of discovery or resolution could be affected.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2007, we maintained a valuation allowance for our operations in Taiwan and the Republic of Korea because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” In addition, as of June 30, 2007, we had gross deferred tax assets totaling $6.4 million, which are subject to being written down if our assumptions and estimates change, which may affect our effective income tax rate, earnings, and deferred tax balances in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenues from sales of our products, sales of our starter and renewal packs, and shipping fees. Substantially all of our product and pack sales are sold to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any sales taxes. We defer substantially all of our revenues. Total deferred revenue consists of (i) revenue received from sales of packs and products shipped but not received by the customers at period end; (ii) revenue received related to a one-year magazine subscription; (iii) revenue received from pack sales when the pack sale price exceeded the wholesale value of all individual components within the pack; and (iv) revenue received related to prepaid registration fees from customers planning to attend a future corporate-sponsored event. We recognize deferred revenue related to shipped packs and products upon receipt by the customer. We recognize deferred revenue related to future corporate-sponsored events when the event is held. All other deferred revenue is recognized over one year. At June 30, 2007, total deferred revenue was $3.1 million. Although we have no immediate plans to significantly change the contents of our packs or our shipping methods, any such change in the future could result in additional revenue deferrals or cause us to recognize deferred revenue over a longer period of time. For example, if we were to decrease the number of items included in our packs while keeping the sales price of the packs the same, we would have to defer additional revenue and recognize the additional deferred revenue over one year.

We have three different product return policies: (i) a policy for our retail customers, (ii) a policy for our independent members, and (iii) a policy for our independent associates. Retail customers may return any of our products to the original independent associate who sold the product, who is required to provide the retail customer with a full cash refund. The independent associate may then forward proof of the refund to us to receive a replacement product. Independent members may return an order to us within 30 days of the purchase date without termination or being charged a 10% fee. After 30 days from the date of purchase, the independent member may receive a refund but is charged a 10% fee and may have its membership terminated. An independent associate is allowed to return an order within one year of the purchase date upon terminating their associate account. If the product is returned unopened and in good salable condition, the independent associate may receive a full refund less a 10% fee; however, the independent associate’s account may be terminated. Beginning in August 2007, we agreed to waive the 10% restocking fee if the product was returned within 180 days from the original date of purchase. This change in return policy was implemented to help strengthen our commitment to valued customers.

Historically, sales returns estimates have not materially deviated from actual sales returns. Based upon our return policies, we estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers return their merchandize within the first 90 days after the original sale. Sales returns have averaged 1% or less of our gross sales and for the six months ended June 30, 2007 were composed of the following:

Balance
Sales reserve as of December 31, 2006	$444
Current provision related to sales made in 2007	1,446
Current provision related to sales made prior to 2007	745
Actual returns or credits in 2007 related to 2007	(1,377)
Actual returns or credits in 2007 related to prior periods	(709)

Sales reserve as of June 30, 2007	$549

On July 27, 2007, we announced an expansion of our sales return policy, which is not expected to materially affect our sales returns but could result in a slight increase of sales returns over previous levels.

Accounting for Stock-Based Compensation

We grant stock options to our employees and Board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model, (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. We employ an outside valuation firm to help us determine the assumptions and use historical and implied volatility when estimating stock price volatility. For the six months ended June 30, 2007, our assumptions and estimates used for the calculated fair value of stock options granted in 2007 were as follows:

•	average dividend yield between 2.3% and 2.4%;

•	expected average risk-free interest rate of 4.7%;

•	expected market price volatility of 67.7%;

•	expected forfeiture rate of 0%;

•	expected average life of stock options of 4.5 years;

•	the calculated fair value of stock options granted during the period of $7.49 to $7.78; and

•	the percentage of the calculated fair value of stock options as compared to the exercise price of stock options granted ranged from 49.5% to 49.7%.

Historically, the estimates for our assumptions have not materially deviated from our actual reported results and rates. However, the assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of June 30, 2007, using our current assumptions and estimates, we anticipate recognizing $1.2 million in gross compensation expense through 2010 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but generally range between 43% to 67% of the exercise price multiplied by the number of stock options awarded. As of June 30, 2007, we had 197,727 stock options available to grant in the future.

Contingencies and Litigation

It is common for companies to be involved in legal proceedings and governmental inquiries associated with employment, securities, and activities related to its resellers. Each quarter, we evaluate the need to establish a reserve for any such legal claims or assessments. We base our evaluation on our best estimates of the potential liability in such matters. The legal reserve includes an estimated amount for any damages and the probability of losing any threatened legal claims or assessments. The legal reserve is developed in consultation with in-house and outside general counsel and is based upon a combination of litigation and settlement strategies. Although we believe that our legal reserves and accruals are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. If actual results differ, if circumstances change, or if we experience an unanticipated adverse outcome of any legal action, including any claim or assessment, we would be required to recognize the estimated amount that could reduce net income, earnings per share, and cash flows.

Results of Operations

The tables below summarize our consolidated operating results in dollars (rounded to the nearest thousand), except per share amounts, and as a percentage of net sales for the three and six months ended June 30, 2006 and 2007.

Consolidated Operating Results for the three months ended June 30, 2006 and 2007

( in thousands, except for percentages and earnings per share)

	2006		2007		Change from 2006 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar change	Percentage change
Net sales	$104,771	100%	$111,192	100%	$6,421	6.1%
Cost of sales	14,719	14.1%	16,003	14.4%	1,284	8.7%
Commissions and incentives	45,998	43.9%	52,273	47.0%	6,275	13.6%

	60,717	58.0%	68,276	61.4%	7,559	12.4%

Gross profit	44,054	42.0%	42,916	38.6%	(1,138)	(2.6%)

Operating expenses:
Selling and administrative expenses	18,230	17.4%	22,270	20.0%	4,040	22.2%
Depreciation and amortization	1,252	1.2%	2,866	2.6%	1,614	128.9%
Other operating costs	12,417	11.8%	15,936	14.3%	3,519	28.3%

Total operating expenses	31,899	30.4%	41,072	36.9%	9,173	28.8%

Income from operations	12,155	11.6%	1,844	1.7%	(10,311)	(84.8%)
Interest income	592	0.6%	642	0.6%	50	8.4%
Other income, net	649	0.6%	139	0.1%	(510)	(78.6%)

Income before income taxes	13,396	12.8%	2,625	2.4%	(10,771)	(80.4%)
Provision for income taxes	(4,784)	(4.6%)	(1,098)	(1.0%)	3,686	77.0%

Net income	$8,612	8.2%	$1,527	1.4%	($7,085)	(82.3%)

Earnings per Share
Basic	$0.32	—	$0.06	—	($0.26)	(81.3%)
Fully-diluted	$0.31	—	$0.06	—	($0.25)	(80.6%)

Consolidated Operating Results for the six months ended June 30, 2006 and 2007 ( in thousands, except for percentages and earnings per share)

	2006		2007		Change from 2006 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar change	Percentage change
Net sales	$203,742	100%	$215,992	100%	$12,250	6.0%
Cost of sales	29,280	14.4%	30,696	14.2%	1,416	4.8%
Commissions and incentives	91,372	44.8%	99,226	46.0%	7,854	8.6%

	120,652	59.2%	129,922	60.2%	9,270	7.7%

Gross profit	83,090	40.8%	86,070	39.8%	2,980	3.6%
Operating expenses:
Selling and administrative expenses	36,007	17.6%	41,989	19.4%	5,982	16.6%
Depreciation and amortization	2,250	1.1%	4,331	2.0%	2,081	92.5%
Other operating costs	23,423	11.6%	28,085	13.0%	4,662	19.9%

Total operating expenses	61,680	30.3%	74,405	34.4%	12,725	20.6%

Income from operations	21,410	10.5%	11,665	5.4%	(9,745)	(45.5%)
Interest income	1,164	0.5%	1,288	0.5%	124	10.7%
Other income, net	135	0.1%	103	0.1%	(32)	(23.7%)

Income before income taxes	22,709	11.1%	13,056	6.0%	(9,653)	(42.5%)
Provision for income taxes	(8,189)	(4.0%)	(4,640)	(2.1%)	3,549	43.3%

Net income	$14,520	7.1%	$8,416	3.9%	($6,104)	(42.0%)

Earnings per Share
Basic	$0.54	—	$0.32	—	($0.22)	(40.7%)
Fully-diluted	$0.53	—	$0.31	—	($0.22)	(41.5%)

Three and six months ended June 30, 2007 compared with the same periods in 2006

Net Sales

We sell our products through network-marketing distribution channels operating in ten different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and products. Each of our subsidiaries sells the same types of products and possesses similar economic characteristics, such as selling prices and gross margins.

For geographical purposes, consolidated net sales primarily shipped to customers in these locations were as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

(In millions, except percentages)

	For the three months ended June 30,
	2006			2007		Dollar change	Percentage change
United States	$ 70.0		66.8%	$ 67.2	60.4%	($2.8)	(4.0%)
Canada	7.6		7.3%	8.0	7.2%	0.4	5.3%
Australia	7.5	*	7.2%*	7.7	6.9%	0.2	2.7%
United Kingdom	1.9		1.8%	1.6	1.4%	(0.3)	(15.8%)
Japan	10.9		10.4%	11.4	10.2%	0.5	4.6%
New Zealand	2.2	*	2.0%*	1.9	1.7%	(0.3)	(13.6%)
Republic of Korea	2.3		2.2%	10.4	9.4%	8.1	352.2%
Taiwan	1.0		1.0%	1.4	1.3%	0.4	40.0%
Denmark	0.9		0.9%	0.4	0.4%	(0.5)	(55.6%)
Germany	0.5		0.4%	1.2	1.1%	0.7	140.0%

Totals	$104.8		100%	$111.2	100%	$6.4	6.1%

*	In our second quarter 2006 Form 10-Q filed on August 9, 2006, we originally reported Australia and New Zealand net sales to be $8.9 million and $0.8 million, respectively, which represented 8.5% and 0.7% of total consolidated net sales, respectively. The original net sales included a miscalculation in the allocation between country sales. However, the total consolidated net sales was correctly reported at $104.8 million.

	For the six months ended June 30,
	2006			2007		Dollar change	Percentage change
United States	$137.1		67.3%	$135.8	62.9%	($1.3)	(0.9%)
Canada	14.9		7.3%	14.6	6.8%	(0.3)	(2.0%)
Australia	15.3	*	7.5%*	15.0	6.9%	(0.3)	(2.0%)
United Kingdom	3.8		1.9%	3.3	1.5%	(0.5)	(13.2%)
Japan	20.1		9.9%	21.1	9.8%	1.0	5.0%
New Zealand	4.8	*	2.3%*	3.8	1.7%	(1.0)	(20.8%)
Republic of Korea	3.9		1.9%	16.7	7.7%	12.8	328.2%
Taiwan	1.8		0.9%	2.5	1.2%	0.7	38.9%
Denmark	1.4		0.7%	0.9	0.4%	(0.5)	(35.7%)
Germany	0.6		0.3%	2.3	1.1%	1.7	283.3%

Totals	$203.7		100%	$216.0	100%	$12.3	6.0%

*	In our second quarter 2006 Form 10-Q, filed on August 9, 2006, we originally reported Australia and New Zealand net sales to be $16.8 million and $3.3 million, respectively, which represented 8.2% and 1.6% of total consolidated net sales, respectively. The original net sales included a miscalculation in the allocation between country sales. However, the total consolidated net sales was correctly reported at $203.7 million.

Overall, our consolidated net sales for both the three and the six months ended June 30, 2007 increased as compared to the same periods in 2006. The increase in net sales related to international sales growth, which generated $9.2 million in incremental net sales for the three months ended June 30, 2007 and $13.6 million in incremental net sales for the six months ended June 30, 2007 as compared to the same periods in 2006. The international sales growth was largely associated with the introduction of our Optimal Skin Care System into Japan in May 2006 and into other Asian countries in the second half of 2006. The increase in net sales was partially offset by a decrease in domestic sales, which was affected by independent associate and member concerns related to implementing our new ERP System compounded by certain negative publicity. The decline in domestic sales was partially offset by the introduction of our Optimal Skin Care System and Optimal Skin Care Packets into North America in late March 2007.

To help combat recent independent associate and member concerns, we extended the qualification period of our 2007 annual global travel incentive from late-April to mid-June and continued our efforts to further stabilize our ERP System to build up customer satisfaction. In addition, in August 2007, we announced a change to our customer testimonial policy and announced a change in our sales return policy from 90% to a 100% money-back guarantee policy for the first 180 days following the purchase of the product. Furthermore, we are strengthening our multi-faceted educational, compliance, and marketing programs.

Our sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	independent associate and member concerns;

•	adverse publicity; and

•	changes in our commissions and incentives programs.

Our sales mix for the three and six months ended June 30, was as follows:

	For the three months ended June 30		Dollar and percentage change		For the six months ended June 30		Dollar and percentage change
	2006	2007*	2007 over 2006		2006	2007*	2007 over 2006
	(in millions, except percentages)
Consolidated product sales	$77.2	$82.8	$5.6	7.3%	$151.8	$160.4	$8.6	5.7%
Consolidated pack sales	23.4	25.1	1.7	7.3%	44.0	45.5	1.5	3.4%
Consolidated other, including freight	4.2	3.3	(0.9)	21.4%	7.9	10.1	2.2	27.8%

Consolidated total net sales	$104.8	$111.2	$6.4	6.1%	$203.7	$216.0	$12.3	6.0%

*	In April 2007, we began operating our new ERP System, which allowed us to separately quantify deferred revenue associated with sales of packs and products that were shipped but not yet received by customers. As a result, in April 2007, we began recording deferred revenue related to packs with pack sales and deferred revenue associated with products with product sales. At June 30, 2007, we recorded deferred revenue of $2.3 million for product sales and $0.4 million for pack sales. At June 30, 2006, we recorded deferred revenue of $2.2 million related to packs and products shipped but not yet received by customers in other sales rather than in the applicable pack or product sales category because our old computer system could not separately differentiate deferred revenue associated with packs and products.

The dollar increase in our consolidated net sales consisted of an increase in volume of products and packs sold and a change in the mix of packs and products sold. Pack sales relate to new independent associates and members who purchase a one-time pack. Pack sales also consist of continuing independent associates who purchase upgrade or renewal packs. Although there is a correlation, we believe there is not a strict direct correlation between the increase in the number of new independent associates and members purchasing packs and the amount of the increase in product sales because independent associates and members may consume different products at different consumption levels.

To help stimulate sales growth, our research and development team is focusing on creating new product initiatives, completing various product reformulations, and registering our core products in new international markets.

Product Sales

For the three months ended June 30, 2007, product sales grew 7.3%, or $5.6 million, to $82.8 million as compared to $77.2 million for the same period in 2006. The growth of product sales was fueled by the introduction of Phytomatrix™ in North America in November 2006, and Undaria in Australia in July 2006, which together generated $4.8 million in product sales. Existing product sales increased by $3.1 million, which included $2.7 million of product sales related to the introduction of the Optimal Skin Care System into North America in late March 2007, and an increase in other existing net product sales of $0.4 million related to 43,000 additional independent associates and members purchasing products as compared to the same period in 2006. This was partially offset by recording deferred revenue of $2.3 million associated with product sales not received by customers. In 2006, deferred revenue was recorded in other sales.

For the six months ended June 30, 2007, product sales grew 5.7%, or $8.6 million, to $160.4 million as compared to $151.8 million for the same period in 2006. The growth of product sales was fueled by the introduction of Phytomatrix™ in North America and Undaria in Australia, which together generated $8.9 million in product sales. Existing product sales increased by $2.0 million, which included $4.2 million of product sales related to the introduction of the Optimal Skin Care System into North America. The increase in product sales was partially offset by a decrease in other existing product sales of $2.2 million related to independent associate and member concerns over certain negative publicity and litigation activities. This was partially offset by recording deferred revenue of $2.3 million associated with product sales not received by customers. In 2006, deferred revenue was previously recorded in other sales.

Pack Sales

We sell starter packs to independent associates, which entitles the independent associate to purchase products at wholesale prices. We also sell starter packs to independent members, which entitles such independent members to purchase products at a discount from published retail prices. Depending on the type of pack purchased, a starter pack may include certain products, promotional and educational information, and a copy of certain policies and procedures. Independent associates can also purchase upgrade packs, which entitles the independent associate to additional promotional materials and qualification for additional commissions and incentives. Our business-building independent associates are required to purchase annual renewal packs in order to receive updated promotional and educational materials and continue to participate on our global associate career and compensation plan.

The number of new and continuing independent associates and members who purchased packs during the 12-months ended June 30, 2006 and 2007 were as follows:

	June 30, 2006		June 30, 2007		Number and percentage change
New	217,000	41.3%	199,000	34.9%	(18,000)	(8.3%)
Continuing	309,000	58.7%	370,000	65.1%	61,000	19.7%

Total	526,000	100.0%	569,000	100.0%	43,000	8.2%

For the three months ended June 30, 2007, pack sales increased by $1.7 million, or 7.3%, as compared to the same period in 2006. For the six months ended June 30, 2007, pack sales increased by $1.5 million, or 3.4%, as compared to the same period in 2006. Beginning in the second quarter of 2007, we recorded pack sale related deferred revenue with pack sales, which decreased net pack sales for 2007. We have continued to experience an increase in the number of continuing independent associates who purchase our upgrade and renewal packs. However, we experienced a decrease in the number of new independent associates and members purchasing packs as compared to the same period in 2006. We believe the decrease in new independent associates and members purchasing packs may relate to customer difficulty adapting to our new ERP System and changes to our corporate website and independent associate and member concerns resulting from ongoing class-action litigation and certain negative publicity. We are actively seeking ways to overcome these issues and increase the number of new independent associates and members purchasing our packs and products by the following:

•	registering our most popular products in all countries of operations;

•	focusing on new product development;

•	exploring new international markets;

•	launching an aggressive marketing and educational campaign;

•	expanding our 2007 annual travel incentive for one additional business period;

•	instituting a 100% money-back guarantee program;

•	strengthening our compliance initiatives;

•	concentrating on publishing results of research studies and clinical trials related to our products;

•	initiating additional incentives; and

•	exploring new advertising and educational tools to broaden our name recognition.

Pack sales associated with new independent associates and members and pack sales from continuing independent associates were as follows:

	For the three months ended June 30,
	2006	2007		Dollar and percentage change of pack sales
New	$15.2 million	$12.7 million		($2.5 million	)	(16.4%)
Continuing	8.2 million	12.8 million		4.6 million		56.1%

	23.4 million	25.5 million		2.1 million		9.0%
Deferred revenue	—	(0.4 million	)	(0.4 million	)

Total	$23.4 million	$25.1 million		$1.7 million		7.3%

	For the six months ended June 30,
	2006	2007		Dollar and percentage change of pack sales
New	$28.4 million	$24.4 million		($4.0 million	)	(14.1%)
Continuing	15.6 million	21.3 million		5.7 million		36.5%

	44.0 million	45.7 million		1.7 million		3.9%
Deferred revenue	—	(0.2 million	)	(0.2 million	)

Total	$44.0 million	$45.5 million		$1.5 million		3.4%

Other Sales

Other sales primarily consist of the following:

•	freight and shipping fees charged to our independent associates and members;

•	sales of promotional materials;

•	training and event registration fees;

•

monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database for independent associates that helps stimulate product sales and provide business management;

•	a reserve for estimated sales refunds; and

•

a change in deferred revenue that pertains to the timing of recognition of revenue for pack and product shipments for 2006 and for the first three months of 2007. Beginning in the second quarter of 2007, with the implementation of our ERP System, deferred revenue associated with packs and products was recorded with packs and products sales.

For the three months ended June 30, 2007, other sales decreased by 21.4%, or $0.9 million, to $3.3 million as compared to $4.2 million for the same period in 2006. The decrease in other sales was composed of reclassifying deferred revenue associated with the timing of revenue recognition to packs and product sales in the second quarter of 2007, partially offset by an increase in sales refund reserves of $0.2 million related to the change in our return policy and a decrease of $0.3 million in training and freight fees associated with the change in mix of sales.

For the six months ended June 30, 2007, other sales increased by 27.8%, or $2.2 million, to $10.1 million as compared to $7.9 million for the same period in 2006. The increase in other sales was composed of reclassifying deferred revenue associated with the timing of revenue recognition to packs and product sales in the second quarter of 2007, and was partially offset by an increase in sales refund reserves of $0.2 million related to the change in our sales return policy and a decrease of $0.6 million in training and freight fees associated with the change in mix of sales.

Cost of Sales

Cost of sales primarily consists of products purchased from third-party manufacturers, costs of promotional materials sold to independent associates, in-bound freight fees, provisions for slow-moving or obsolete inventories, and costs associated with complimentary shipped products. Cost of sales as a percentage of net sales is affected by unit costs for purchased products and the mix of products and packs sold because product sales have higher gross margins than pack sales.

At June 30, 2007, inventories increased by $3.2 million, or 16.8%, to $22.2 million as compared to $19.0 million at June 30, 2006. The increase in inventories consisted of an increase of $2.1 million in finished goods, work in process, and promotional materials on hand related to the timing of ordering inventory and the change in volume of packs and products sold. The increase in finished goods inventory primarily related to the introduction of new products, including the introduction of our Optimal Skin Care System and Optimal Support Packets in North America. Raw materials on hand associated with required purchase commitments, increased by $1.1 million. Our inventories turned at an annual average rate of 2.7 times during the first six months of 2007 as compared to 3.0 times during the first six months of 2006. The decrease in the average inventory turnover rate is attributable to the increase in raw materials on hand.

For the three months ended June 30, 2007, cost of sales increased by 8.7%, or $1.3 million, to $16.0 million as compared to $14.7 million for the same period in 2006. The change in cost of sales consisted of an increase in the costs of finished goods and freight, which together totaled $1.6 million and related to an increase in net sales, a change in sales mix sold, and an increase in the United States postal rates of 5% that began in May 2007. In addition, cost of sales increased by $0.5 million related to an increase in inventory write-offs and complimentary shipped products associated with the recall of our North American Optimal Restoring Serum. These increases were partially offset by a decrease in the costs of promotional materials sold of $0.8 million related to the reaction of certain negative publicity. Cost of sales as a percentage of net sales increased by 0.3% to 14.4% from 14.1%, which primarily related to the change in mix of packs and products sold and the increase in inventory write-offs related to the recall of the North American Optimal Restoring Serum.

For the six months ended June 30, 2007, cost of sales increased by 4.8%, or $1.4 million, to $30.7 million as compared to $29.3 million for the same period in 2006. The change in cost of sales consisted of an increase in the costs of finished goods and freight, which together totaled $1.8 million and related to an increase in net sales, a change in sales mix sold, and an increase in the United States postal rates of 5% that began in May 2007. In addition, cost of sales increased by $0.3 million related to an increase in inventory write-offs and complimentary shipped products associated with the recall of the North American Optimal Restoring Serum. These increases were partially offset by a decrease in the costs of promotional materials sold of $0.7 million related to the reaction to certain negative publicity. Cost of sales as a percentage of net sales decreased by 0.2% to 14.2% from 14.4%, which primarily related to the change in mix of packs and products sold and an increase in inventory write-offs related to the recall of the North American Optimal Restoring Serum.

Commissions and Incentives

Commissions and incentives are heavily dependent on the sales mix and types of incentives offered. Commissions are earned by independent associates in accordance with our global associate career and compensation plan. Incentives consist of contests and travel incentives offered to our independent associates. Commissions and incentives are calculated using commissionable net sales, which consist of finished product and pack sales, and are based on the following criteria:

•	the independent associate’s earned placement and position within our overall global associate career and compensation plan;

•	specific timing and sales volume of an independent associate’s direct and indirect commissionable sales; and

•	the achievement of certain sales levels.

Our unique global associate career and compensation plan allows independent associates to build their individual global networks by expanding their existing downlines into international markets rather than requiring them to establish new downlines to qualify for commissions and incentives within each country of operation.

Commissions

For the three months ended June 30, 2007, commissions increased by 10.6%, or $4.8 million, to $49.6 million as compared to $44.8 million for the same period in 2006. The increase in commissions primarily related to the increase in commissionable net sales. For the three months ended June 30, 2007, commissions as a percentage of net sales increased to 44.6% from 42.8% for the same period of 2006. The increase related to the shift in the mix of net sales.

For the six months ended June 30, 2007, commissions increased by 7.2%, or $6.3 million, to $93.3 million as compared to $87.0 million for the same period in 2006. The increase in commissions primarily related to the increase in commissionable net sales. For the six months ended June 30, 2007, commissions as a percentage of net sales increased to 43.2% from 42.7% for the same period of 2006. The increase related to the shift in the mix of net sales.

Incentives

Each year, we offer new travel incentives and contests that are designed to stimulate both pack and product sales. We accrue costs associated with the travel incentives during the months when independent associates qualify to win the trips. In 2007, the qualification period for the travel incentives started in January and was extended until mid-June as compared to 2006 when the travel incentive ended in May.

For the three months ended June 30, 2007, the costs of incentives increased by 125.0%, or $1.5 million, to $2.7 million as compared to $1.2 million for the same period in 2006. For the three months ended June 30, 2007, the costs of incentives as a percentage of net sales increased to 2.4% as compared to 1.1% for the same period in 2006. The percentage increase was due to the shift in timing of the qualification period for our travel incentives.

For the six months ended June 30, 2007, the costs of incentives increased by 34.1%, or $1.5 million, to $5.9 million as compared to $4.4 million for the same period in 2006. The increase in total costs of the annual travel incentives was the result of an increase in the number of independent associates who qualified for the annual travel incentives, which increased in 2007 by 21.9% to 1,456 as compared to 1,194 in 2006. In addition, the increase in total costs of the annual travel incentives was the result of the mix of independent associates in each country who qualified for each country’s annual travel incentive, as the international travel incentives are more expensive per person then domestic travel incentives. For the six months ended June 30, 2007, the costs of incentives, as a percentage of net sales, increased to 2.8% as compared to 2.1% for the same period in 2006. The percentage increase was due to an increase in total costs of the annual travel incentives associated with an increase in the number of independent associates who qualified for the annual travel incentives.

Gross Profit

For the three months ended June 30, 2007, gross profit decreased as compared to the same period in 2006. The decrease in both dollars and as a percentage of net sales was the result of a shift in the mix of net sales. For the six months ended June 30, 2007, gross profit increased but as a percentage of net sales decreased as compared to the same period in 2006. The dollar increase in gross profit was the result of an increase in net sales and a shift in the mix of commissionable net sales. The decrease as a percentage of net sales was the result of the shift in the mix of net sales and an increase in costs associated with additional independent associates qualifying for the annual travel incentives.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting corporate-sponsored events.

For the three months ended June 30, 2007, selling and administrative expenses increased by $4.0 million, or 22.2%, to $22.2 million as compared to $18.2 million for the same period in 2006. As a percentage of net sales, selling and administrative expenses increased to 20.0% from 17.4% for the same period in 2006. The dollar increase in selling and administrative expenses consisted of the following:

•

a net increase of $2.7 million in total compensation and compensation-related costs, including an increase in payroll and payroll-related costs of $2.6 million, which was due to hiring additional personnel and capitalizing costs in the prior year related to the development of our new ERP System. In addition, the increase in total compensation and compensation-related costs included an increase in temporary and contract labor of $1.0 million, which was primarily offset by a reduction in accrued corporate bonuses of $0.9 million. Temporary and contract labor increased primarily related to incurring non-capitalizable costs associated with additional personnel to further stabilize our new ERP System;

•

an increase of $0.7 million related to promotional costs associated with our annual corporate-sponsored event, called Mannafest, and costs associated with the launch of our Optimal Skin Care System and Skin Care Packets in North America; and

•	an increase of $0.6 million in freight-out and third party warehouse costs associated with an increase in net sales.

For the six months ended June 30, 2007, selling and administrative expenses increased by $6.0 million, or 16.6%, to $42.0 million as compared to $36.0 million for the same period in 2006. As a percentage of net sales, selling and administrative expenses increased to 19.4% from 17.6% for the same period in 2006. The dollar increase in selling and administrative expenses consisted of the following:

•

a net increase of $4.6 million in total compensation and compensation-related costs, which included an increase in payroll and payroll-related costs of $4.2 million, which was due to hiring additional personnel and capitalizing costs in the prior year related to the development of our new ERP System. In addition, the increase in total compensation and compensation-related costs included an increase in temporary and contract labor of $1.2 million, which was partially offset by a reduction in accrued corporate bonuses of $0.8 million. Temporary and contract labor increased primarily due to incurring non-capitalizable costs associated with additional personnel to further stabilize our new ERP System;

•

an increase of $0.6 million related to costs associated with our annual corporate-sponsored event and the costs associated with the launch of our Optimal Skin Care System and Skin Care Packets in North America;

•	an increase of $0.5 million in freight-out and third party warehouse costs associated with an increase in net sales; and

•	an increase of $0.3 million related to compensation expense for unvested stock options and the granting of additional stock options, as required by FAS 123(R).

Depreciation and Amortization Expense

For the three months ended June 30, 2007, depreciation and amortization expense increased by 128.9%, or $1.6 million, to $2.9 million as compared to $1.3 million for the same period in 2006. As a percentage of net sales, depreciation and amortization expense increased to 2.6% from 1.2% for the same period in 2006. The increase in depreciation and amortization expense primarily related to placing into service our ERP System, which cost approximately $33 million and is being depreciated over 5 years.

For the six months ended June 30, 2007, depreciation and amortization expense increased by 92.5%, or $2.1 million, to $4.3 million as compared to $2.2 million for the same period in 2006. As a percentage of net sales, depreciation and amortization expense increased to 2.0% from 1.1% for the same period in 2006. The increase in depreciation and amortization expense primarily related to placing into service our ERP System, which cost approximately $33 million and is being depreciated over 5 years.

Other Operating Costs

Other operating costs generally include accounting/legal/consulting fees, repair and maintenance, travel costs, credit card processing fees, research and development costs, and other miscellaneous operating expenses such as travel, banking fees, storage fees, and utilities.

For the three months ended June 30, 2007, other operating costs increased by $3.5 million, or 28.3%, to $15.9 million as compared to $12.4 million for the same period in 2006. For the three months ended June 30, 2007, other operating costs as a percentage of net sales increased to 14.3% from 11.8% for the same period in 2006.

For the six months ended June 30, 2007, other operating costs increased by $4.7 million, or 19.9%, to $28.1 million as compared to $23.4 million for the same period in 2006. For the six months ended June 30, 2007, other operating costs as a percentage of net sales increased to 13.0% from 11.6% for the same period in 2006.

Specific changes in other operating costs include the following:

Accounting, legal, and consulting fees

For the three months ended June 30, 2007, accounting, legal, and consulting fees increased by $1.7 million to $4.6 million as compared to $2.9 million for the same period in 2006. This increase included an increase of $0.8 million in activity related to legal fees associated with ongoing lawsuits and regulatory matters and an increase of $0.2 million in accounting fees associated with tax related services. The remaining increase of $0.7 million related to additional consulting fees associated with our new ERP System.

For the six months ended June 30, 2007, accounting, legal, and consulting fees increased by $1.9 million to $7.1 million as compared to $5.2 million for the same period in 2006. This increase included an increase of $1.1 million in activity related to legal fees associated with ongoing lawsuits and regulatory matters and an increase of $0.7 million in accounting fees associated with tax related services. The remaining increase of $0.1 million related to additional consulting fees associated with our new ERP System.

Repair and maintenance expense

For the three months ended June 30, 2007, repair and maintenance expense increased by $0.3 million to $0.8 million as compared to $0.5 million for the same period in 2006. The increase in repair and maintenance expense related to an increase in repairs and additional purchases of noncapitalizable equipment.

For the six months ended June 30, 2007, repair and maintenance expense increased by $0.5 million to $1.5 million as compared to $1.0 million for the same period in 2006. The increase in repair and maintenance expense related to an increase in repairs and additional purchases of noncapitalizable equipment.

Travel costs

For the three months ended June 30, 2007, travel costs increased by $0.5 million to $2.5 million as compared to $2.0 million for the same period in 2006. The increase is the result of an increase in travel activities associated with litigation support, planned international expansion, and an on-going promotional campaign.

For the six months ended June 30, 2007, travel costs increased by $0.5 million to $3.8 million as compared to $3.3 million for the same period in 2006. The increase is the result of an increase in travel activities associated with litigation support, planned international expansion, and an on-going promotional campaign.

Credit card processing fees

For the three months ended June 30, 2007, credit card processing fees increased by $0.4 million to $2.6 million as compared to $2.2 million for the same period in 2006. The increase is the result of an increase in net sales.

For the six months ended June 30, 2007, credit card processing fees increased by $0.6 million to $4.9 million as compared to $4.3 million for the same period in 2006. The increase is the result of an increase in net sales.

Research and development costs

For the three months ended June 30, 2007, research and development costs decreased by $0.3 million to $0.1 million as compared to $0.4 million for the same period in 2006. The decrease was related to the timing of costs associated with the development of research and development activities.

For the six months ended June 30, 2007, research and development costs increased by $0.1 million to $0.6 million as compared to $0.5 million for the same period in 2006. The increase was related to the development of our skin care formulation and the timing of research and development activities.

Other miscellaneous operating expenses

The remaining miscellaneous operating expenses are primarily variable in nature and correlated to a change in net sales. Variable costs included in other miscellaneous operating expenses consist of bank charges, telephone service, postage, insurance, and offsite storage fees. For the three months ended June 30, 2007, other miscellaneous operating expenses increased by $0.9 million to $5.3 million as compared to $4.4 million in 2006. For the six months ended June 30, 2007, other miscellaneous operating expenses increased by $1.1 million to $10.2 million as compared to $9.1 million in 2006.

Interest Income

We maintain interest-bearing accounts for certain of our cash equivalents and investments. Our total cash, cash equivalents and investments remained relatively consistent as compared to the same period in 2006. For the three months ended June 30, 2007 and 2006, interest income remained the same at $0.6 million. For the six months ended June 30, 2007, interest income increased to $1.3 million as compared to $1.2 million for the same period in 2006.

Other Income, Net

Other income, net consists of foreign currency transaction gains and losses related to translating our foreign subsidiaries’ assets, liabilities, revenues, and expenses to the United States dollar and translating the United States parent’s monetary accounts held in foreign locations using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies. For the three months ended June 30, 2007, we recorded net transaction gains from our foreign operations of $0.2 million as compared to $0.7 million for the same period in 2006. For the six months ended June 30, 2007 and 2006, we recorded net transaction gains from our foreign operations of $0.1 million.

Provision for Income Taxes

Provision for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows:

Country	For the three and six months ended June 30, 2006	For the three and six months ended June 30, 2007
United States*	37.5%	37.5%
Australia	30%	30%
United Kingdom	30%	30%
Japan	42%	42%
Republic of Korea**	30%	27.5%
Taiwan	25%	25%

*	For 2006 and 2007, the United States statutory income tax rates include a federal income tax rate of 35% and an average state income tax rate of 2.5%.

**	Republic of Korea taxing authority decreased the statutory income tax rate in 2007 as compared to 2006.

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

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”), to account for income taxes. The provisions of FAS 109 require a company to record a valuation allowance when the “more likely than not” criteria for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we review the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of June 30, 2006 and 2007, we maintained a valuation allowance for deferred tax assets in the Republic of Korea and Taiwan collectively totaling $1.0 million and $1.1 million, respectively. We believe the “more likely than not” criteria for recognition and realization purposes, as defined in FAS 109, has not been met for the deferred tax assets arising from these jurisdictions.

For the three months ended June 30, 2007, our effective income tax rate increased to 41.8% from 35.7% for the same period in 2006. The increase in our effective income tax rate is related to change in the mix of taxable income between countries as compared to the same period in 2006. For the six months ended June 30, 2007, our effective income tax rate decreased to 35.5% from 36.1% for the same period in 2006. The decrease in our effective income tax rate is related to a change in the mix of taxable income between countries as compared to the same period in 2006.

Net Income and Earnings Per Share

Net income decreased primarily as a result of a decrease in operating profit related to additional compensation and depreciation costs associated with implementing our ERP System, and an increase in costs related to litigation support. For the three months ended June 30, 2007, diluted earnings per share decreased by 80.6%, or $0.25 per share, to $0.06 per share as compared to $0.31 per share for the same period in 2006. Diluted earnings per share, for the six months ended June 30, 2007, decreased by 41.5%, or $0.22 per share, to $0.31 per share as compared to $0.53 per share for the same period in 2006. The decrease in diluted earnings per share primarily related to a decrease in operating profit related to an increase in litigation costs and costs associated with implementing our new ERP System.

Our quarterly cash dividend for 2007 increased to $0.09 per share as compared to $0.08 per share for 2006. Historically, we have declared and paid the following dividends:

Date dividends declared	Date dividends paid	Total amount of dividends	Dividend paid per common share
November 2004	January 2005	$1.9 million	$0.07
March 2005	April 2005	$1.9 million	$0.07
June 2005	July 2005	$1.9 million	$0.07
September 2005	October 2005	$1.9 million	$0.07
November 2005	January 2006	$2.1 million	$0.08
March 2006	April 2006	$2.1 million	$0.08
June 2006	July 2006	$2.1 million	$0.08
October 2006	October 2006	$2.1 million	$0.08
November 2006	January 2007	$2.1 million	$0.08
March 2007	April 2007	$2.4 million	$0.09
June 2007	July 2007	$2.4 million	$0.09

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, the funding of international expansion, and the payment of quarterly cash dividends. We generally fund our business objectives, operations, and expansion through net cash flows from operations rather than by incurring long-term debt, and we plan to continue to fund our needs through our net cash flows from operations. As of June 30, 2007, we had approximately $38.2 million in cash equivalents and $25.4 million in investments, which could be used along with our normal cash flows from operations to fund any unanticipated shortfalls in our future cash flows.

Cash and Cash Equivalents and Investments

For the six months ended June 30, 2007, we continue to preserve a strong cash and investment position. At June 30, 2007 our investment balance remained the same at $25.4 million as compared to December 31, 2006. Our cash and cash equivalents decreased by 16.4%, or $7.5 million, to $38.2 million from $45.7 million at December 31, 2006. The decrease in cash and cash equivalents partially related to timing of payments for operating expenses and additional costs associated with implementing our new ERP System.

Working Capital

Working capital accounts include cash and cash equivalents, receivables, inventories, prepaid expenses, deferred revenue, payables, and accrued expenses. At June 30, 2007 our working capital decreased by $2.7 million, or 9.4%, to $26.1 million from $28.8 million at December 31, 2006. The decrease in working capital primarily related to a decrease in cash and inventories, partially offset by an increase in operating liabilities.

Our net consolidated cash flows consisted of the following:

For the six months ended June 30,
Provided by (used in):	2006		2007
Operating activities	$23.4 million		$6.1 million
Investing activities	($21.6 million	)	($11.1 million	)
Financing activities	($7.0 million	)	($2.3 million	)

Operating Activities

For the six months ended June 30, 2007, our net operating activities provided cash of $6.1 million compared to providing cash of $23.4 million for the same period of 2006. Net income adjusted for noncash activities provided cash of $15.2 million as compared to providing cash of $20.4 million for the same period of 2006. For the six months ended June 30, 2007, our working capital accounts used cash of $9.1 million in net operating cash flow as compared to providing $3.0 million in net operating cash flow for the same period of 2006.

We expect that our net operating cash flows in 2007 will continue to be sufficient to fund our current operations, capital requirements, plans for international expansion, and future quarterly cash dividends.

Investing Activities

For the six months ended June 30, 2007, our net investing activities used cash of $11.1 million compared to using cash of $21.6 million for the same period of 2006. For the first six months of 2007, we purchased $9.3 million in capital assets compared to purchasing $13.1 million in capital assets and $10.0 million in investments for the same period of 2006. In addition, in 2007, we restricted additional cash of $1.8 million related to the increase in operations in the Republic of Korea as compared to decreasing restricted cash by $1.6 million in 2006.

Capital asset purchases include capitalized costs associated with the development of our new ERP System. In 2004, we substantially completed the development of Phase I of this project. In 2005, we began configuring Phase II and in April 2007 we implemented Phase II. However, in the second quarter of 2007, we incurred $3.0 million in costs associated with further stabilizing and adding functionality to our new ERP System. A summary of the total costs associated with developing and implementing the new ERP System is as follows:

	Capitalized costs	Non-capitalized costs	Total costs
2004	$3.1 million	$0.5 million	$3.6 million
2005	8.7 million	2.4 million	11.1 million
2006	18.1 million	0.5 million	18.6 million
For the six months ended June 30, 2007	3.5 million	3.0 million	6.5 million

Total costs of ERP project	$33.4 million	$6.4 million	$39.8 million

For the remainder of 2007, we anticipate using internal resources to further stabilize our ERP System. In addition, we plan on using cash of between $0.6 million and $1.2 million for new internally-developed software projects and also plan to use cash of between $6.0 million and $10.0 million to purchase other capital assets for use in our operations, for expansion of our corporate facilities, and for planned international expansion.

Financing Activities

For the six months ended June 30, 2007, we used cash of $2.3 million to fund payment of cash dividends to our shareholders. For the six months ended June 30, 2006, we used cash of $7.0 million, of which we used $4.2 million to fund cash dividends to our shareholders and used $4.0 million to purchase 327,244 shares of our common stock on the open market. The amount of cash used was partially offset by the receipt of $0.9 million in cash proceeds from option holders exercising stock options and the recording of a tax benefit related to stock option exercises of $0.4 million.

General Liquidity and Cash Flows

We continue to generate positive cash flows from operations and believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations, our estimated payments of cash dividends, the repurchase of our common stock in the open market, and international expansion for the next 12 to 24 months. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we would be required to raise additional funds, which may not be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any special-purpose entity arrangements, nor do we have any off-balance-sheet arrangements. However, we do maintain certain future commitments associated with various agreements and contracts. As of June 30, 2007, our future maturities of existing commitments and obligations were as follows:

•	funding various operating leases for building and equipment rental of $11.6 million through 2017;

•	funding various supply agreements to purchase raw materials of $26.4 million through 2016;

•	funding $3.2 million of the long-term post employment royalties payable to Dr. McAnalley through 2015; and

•

funding $1.6 million through August 2008, for non-cancellable employment agreements with Mr. Samuel L. Caster, Mr. Terry L. Persinger, Mr. John W. Price, Mr. Stephen D. Fenstermacher, Mr. Terence L. O’Day, and Mr. B. Keith Clark, who are executive officers.

We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management is continuing to explore the possibility of the benefits of purchasing a manufacturing facility to help control costs of our raw materials and help ensure quality control standards. We have maintained purchase commitments with certain of our raw material suppliers to purchase minimum quantities and help ensure exclusivity of our raw materials and proprietorship of our products. Currently, we have four supply agreements that require minimum purchase commitments. We expect to exceed our minimum monthly-required purchase commitments. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards, which do not require us to purchase any set minimums.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. In the second quarter of 2007, we began to have exposure to foreign currency exchange rate risk in South Africa and Switzerland. The current (spot) rate, weighted-average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar for each of these countries as of and for the six months ended June 30, 2007 were as follows:

Country (foreign currency name)	Low	High	Weighted- Average	Spot
Australia (Dollar)	$0.77230	$0.84880	$080856	$0.84880
Canada (Dollar)	$0.84380	$0.94440	$0.88199	$0.94430
Denmark (Krone)	$0.17320	$0.18330	$0.17842	$0.18190
Germany (Euro)	$1.29060	$1.36580	$1.32948	$1.34750
Japan (Yen)	$0.00807	$0.00863	$0.00833	$0.00811
New Zealand (Dollar)	$0.67920	$0.77120	$0.71837	$0.77120
Republic of Korea (Won)	$0.00107	$0.00113	$0.00108	$0.00108
South Africa (Rand)	$0.13360	$0.14550	$0.13999	$0.14150
Switzerland (Franc)	$0.79740	$0.83180	$0.81471	$0.81400
Taiwan (Dollar)	$0.02989	$0.03087	$0.03027	$0.03045
United Kingdom (British Pound)	$1.92560	$2.00770	$1.96997	$2.00390

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2007, there were changes in our internal control over our financial reporting related to implementing our new ERP System. However, we believe the changes did not materially affect, or are not reasonably likely to materially affect our internal control over financial reporting. We continually modify and enhance our ERP System and believe the future enhancements or modifications will not have a material affect on our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Securities Class Action Lawsuits

We have been sued in the following three securities class action lawsuits, each of which remained pending at June 30, 2007:

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

These three lawsuits were initially filed and consolidated in the United States District of New Mexico. On January 29, 2007, the consolidated action was transferred to the United States District Court for the Northern District of Texas, Dallas Division, and on March 29, 2007, upon joint motion of the parties, was transferred to the docket of United States District Judge Ed Kinkeade. The Mannatech Group, consisting of Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, has been appointed as lead plaintiffs, Lerach Coughlin Stoia Geller Rudman & Robbins LLP has been appointed as lead counsel, and Provost Umphrey LLP has been appointed local counsel for the putative class.

On May 21, 2007, the Defendants filed a motion to dismiss the Amended Consolidated Complaint. However, on July 12, 2007, Lead Plaintiff for the putative class filed a Second Amended Consolidated Class Action Complaint. This Second Amended Complaint is substantively similar to the Amended Consolidated Class Action Complaint filed on March 22, 2007 and reported in our previous filings with the United States Securities and Exchange Commission, but it expands the class period to July 5, 2007, and adds references to an enforcement lawsuit discussed below, which was filed by the Texas Attorney General against us on July 5, 2007, as well as the subsequent drop in our stock price related to the filing of the Texas Attorney General’s petition. (Discussed under the heading “Texas Attorney General Enforcement Action” below.)

The Second Amended Complaint rendered moot Defendants’ motion to dismiss and the Court denied the motion as moot and set a briefing schedule such that Defendants’ motion to dismiss the Second Amended Complaint is due August 27, 2007.

Shareholder Derivative Lawsuits

Shortly after the commencement of the class action litigation, we were sued in three shareholder derivative lawsuits. A separate shareholder derivative lawsuit was later filed in April 2007. These four lawsuits remained pending at June 30, 2007:

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

•

Third, on January 13, 2006, a shareholder derivative action was filed by Frances Nystrom, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, John Stewart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, and Donald A. Buchholz in the United States District Court for the Northern District of Texas, Dallas Division

•

Fourth, on April 25, 2007, a shareholder derivative action was filed by Duncan Gardner, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, J. Stanley Fredrick, Patricia A. Wier, Alan D. Kennedy, Gerald E. Gilbert, John Stewart Axford, Marlin Ray Robbins, and Larry A. Jobe in the 162nd District Court of Dallas County, Texas.

In addition, on July 23, 2007, a shareholder derivative action was filed by Frances Nystrom, Derivatively and On Behalf of Mannatech, Inc. against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, Stephen Boyd, John Stewart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, Larry A. Jobe, Bill H. McAnalley, and Donald A. Buchholz in the 44th District Court of Dallas County, Texas.

The first three of the shareholder derivative lawsuits listed above make allegations similar to the allegations of the shareholder class action litigation described above. The Schrimpf state court lawsuit has been stayed pending the outcome of the Middleton federal lawsuit, the first-filed derivative action. On February 5, 2007, the Court administratively closed the Schrimpf action, subject to being reopened when the case again becomes active.

The Special Litigation Committee (“SLC”), appointed by our independent directors to review the allegations made by Middleton, Schrimpf, and Nystrom, determined that it was in our best interests to dismiss these derivative lawsuits. We filed motions to dismiss the Middleton and Nystrom complaints on March 12, 2007, seeking dismissal under Federal Rule 12(b)(6) and the Texas Business Corporation Act article 5.14. The plaintiffs were required to file their responses by July 31, 2007, but the parties agreed to extend the response date until 60 days after the Court rules on the plaintiffs’ pending motions to compel, and motions to that effect were filed on July 31, 2007 by each plaintiff.

Mediated settlement discussions were conducted on December 20, 2006 and March 7, 2007 involving our lead counsel in the putative securities class action litigation, and counsel for each of the derivative plaintiffs. These discussions did not produce a settlement.

The Gardner action, which was filed on April 25, 2007, and the second Nystrom action, which was filed July 23, 2007, make allegations with regard to the funding of various research projects by us. Both lawsuits are consistent with demand letters sent on behalf of both shareholders, and disclosed in our previous filings with the United States Securities and Exchange Commission. The SLC is presently reviewing the allegations made by Gardner and Nystrom. The parties have agreed to a stay of the Gardner lawsuit pending the review by the SLC’s determination, pursuant to the Texas Business Corporation Act article 5.14, and the Court signed an order staying and administratively closing the case on July 31, 2007.

Plaintiffs in the consolidated putative class actions and in the shareholder derivative actions seek an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees.

In response to the securities/class action lawsuits and the shareholder derivative lawsuits, we continue to work with our experienced securities litigation counsel to vigorously defend ourself and our officers and directors. We also believe this type of litigation is inherently unpredictable. It should be noted that a court must certify a class before a case can proceed as a class action lawsuit and that the determination has not been made in the consolidated securities cases. We believe these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. It is not possible at this time to predict whether we will incur any liability, or to estimate the damages or the range of damages, if any, that we might incur in connection with any of these above mentioned securities and derivative lawsuits.

Texas Attorney General Enforcement Action

We have also been sued in an enforcement action that was filed by the Texas Attorney General’s Office on July 5, 2007. In that lawsuit, the State of Texas sued Mannatech, Incorporated, MannaRelief Ministries, Samuel L. Caster, the Fisher Institute, and H. Reginald McDaniel for alleged violations of the Texas Food, Drug, and Cosmetics Act and the Texas Deceptive Trade Practices Act. The allegations are consistent with the allegations made by the securities class action and derivative plaintiffs concerning the marketing of our products by our independent associates. The enforcement action seeks temporary and permanent injunctive relief, statutorily-prescribed civil monetary penalties, and the restoration of money or other property allegedly taken from persons by means of unlawful acts or practices, or alternatively, damages to compensate for such losses. We have taken a number of actions to address concerns raised by the Texas Attorney General action and will continue to cooperate with the Texas Attorney General’s office to resolve this matter. However, at this time we cannot predict what the possible outcome would be of any resolution or court proceedings.

Patent Infringement Litigation

On March 16, 2006, we filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of our utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. On February 9, 2007, we filed an Amended Complaint, which adds patent infringement claims relating to our utility United States Patent No. 7,157,431 (“Compositions of Plant Carbohydrates as Dietary Supplements”).

In the Amended Complaint, we seek to stop Glycobiotics from manufacturing, offering, and selling our glyconutritional product marketed under the brand name “Glycomannan.” The Amended Complaint also alleges claims for unfair competition and business disparagement because of false and misleading statements made by Glycobiotics in connection with our marketing and sale of Glycomannan.

Glycobiotics answered our Amended Complaint on February 20, 2007, asserting various affirmative defenses and three counterclaims alleging anticompetitive conduct under the Sherman Act in connection with the market for arabinogalactan. Following our extensive discovery, and the disclosure of an expert refuting the allegations contained in the counterclaims, counsel for Glycobiotics issued a July 27, 2007 letter in which they committed to amend their Counterclaims to delete or abandon all three counterclaims currently asserted. In that same letter, counsel for Glycobiotics further advised that they would seek to add common law causes of action for fraud and/or negligent misrepresentation relating to a September 2006 press release concerning the Mannatech-Lonza agreement. We intend to vigorously oppose this effort to add new counterclaims at this stage in the lawsuit.

After the parties completed fact and expert discovery on the patent infringement claims, the Court conducted a hearing on June 22, 2007 on Glycobiotics’ Motion for Markman Claim Construction on the patents-at-issue. The Court issued an Order on June 26, 2007 construing the terms of the patents-at-issue in our favor. On July 12, 2007, Glycobiotics filed a Motion for Reconsideration of the Court’s Markman Order. We opposed the Motion for Reconsideration and the Court denied the motion on July 16, 2007.

On July 30, 2007, we filed a Motion for Summary Judgment relating to certain claims contained within our United States Patent No. 6,929,807 and 7,157,431. We anticipate that the briefing relating to this Motion will be completed by September 2007, and that the Court will thereafter decide the Motion. Following the determination of our Motion for Summary Judgment, the Court will set the case for trial, likely for fall 2007. We continue to vigorously prosecute the case and believe the likelihood of an unfavorable outcome is remote.

On May 5, 2006, we also filed a patent infringement lawsuit against Techmedica Health™ Inc., or Techmedica, for alleged infringement of our utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. The Original Complaint sought to stop Techmedica from manufacturing, offering, and selling our glyconutritional product marketed under the brand name “Nutratose.” The Original Complaint also alleged claims for unfair competition and business disparagement because of false and misleading statements made by Techmedica in connection with our marketing and sale of Nutratose.

In response to our discovery requests, Techmedica Health claimed that Triton Nutra, Inc. manufactures the glyconutritional product that it markets and sells under the brand name Nutratose. Shortly thereafter, the United States Patent and Trademark Office issued United States Patent No. 7,157,431 (“Compositions of Plant Carbohydrates as Dietary Supplements”). Accordingly, on February 6, 2007, we filed our Amended Complaint, which named Triton Nutra as an additional defendant to the original claims and added infringement claims relating to the new patent against both Techmedica Health and Triton Nutra. Pending Triton Nutra’s appearance in the case, we and Techmedica Health filed a Joint Motion to Lift the Scheduling Order on February 15, 2007 to allow all parties to coordinate on a new scheduling order. The Court granted the Joint Motion on February 16, 2007.

After Triton Nutra failed to answer the Amended Complaint, we requested and the Clerk of Court entered default against Triton Nutra on May 3, 2007. We also sought to continue our case against Techmedica Health, seeking discovery on the patent infringement and business disparagement claims. In response, Techmedica Health filed a Motion to Stay Proceedings and for Protective Order from Deposition Notice on May 2, 2007, which seeks to stay the case until after a judgment is issued in the Glycobiotics case. We filed our response in opposition to the Motion on May 22, 2007. After the Glycobiotics court issued the favorable Markman Order on June 26, 2007 construing the same patents-at-issue, we presented the Court with a courtesy copy of the order and memorandum opinion. The parties now await the Court’s rulings on the Motion to Stay and Protective Order.

We intend to prosecute this case to judgment and believe the likelihood of an unfavorable outcome is remote. With no pending counterclaims, our potential loss is limited to an award of the defendants’ court costs.

Other Litigation

We also have several other pending claims incurred in the normal course of business. In our opinion, such claims can be resolved without any material affect on our consolidated financial position, results of operations, or cash flows.

Insurance Coverage

We maintain certain liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by our insurance policies, or our insurance carriers could refuse to cover certain of these claims in whole or in part. We accrue costs to defend ourself from litigation as it is incurred or as it becomes determinable.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and the updates and additions to such risk factors included below, which could materially affect our business and/or our consolidated financial position, results of operations, and cash flows. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future and/or our consolidated financial position, results of operations, or cash flows.

The information presented below describes updates and additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006 and should be read in conjunction with such risk factors.

The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2006 captioned “If our business or our products are the subject of adverse or negative publicity, our business could suffer.” is amended and restated in its entirety as follows:

Adverse or negative publicity, including the publicity related to the lawsuit filed against us by the Texas Attorney General, could cause our business to suffer.

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

On July 5, 2007, the Texas Attorney General filed suit against us, MannaRelief Ministries, Samuel L.Caster, the Fisher Institute, and H. Reginald McDaniel alleging violations of the Texas Deceptive Trade Practices Act and the Texas Food, Drug and Cosmetic Act. The lawsuit created a substantial amount of adverse publicity. The effects of that adverse publicity cannot be fully determined at this time, but the publicity may have a negative impact on our business. We have taken a number of actions to address concerns raised by the Texas Attorney General action and will continue to fully cooperate with the Texas Attorney General’s office to resolve this matter. We cannot predict at this time, however, what the possible outcome would be of any resolution or court proceeding.

The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2006 captioned “If our network-marketing activities do not comply with government regulations, our business could suffer.” is amended and restated in its entirety as follows:

If our network-marketing activities do not comply with government regulations, our business could suffer.

Vast arrays of governmental agencies regulate network-marketing activities. A government agency’s determination that our business or our independent associates have significantly violated a law or regulation could adversely affect our business. The laws and regulations regulating network-marketing generally intend to prevent fraudulent or deceptive schemes. Our business faces constant regulatory scrutiny due to the interpretive and enforcement discretion given to regulators, periodic misconduct by our independent associates, adoption of new laws or regulations, and changes in the interpretation of new or existing laws or regulations. Most recently, the Texas Attorney General filed suit against us, MannaRelief Ministries, Samuel L. Caster, the Fisher Institute, and H. Reginald McDaniel alleging violations of the Texas Deceptive Trade Practices Act and the Texas Food, Drug and Cosmetic Act. We are working with our litigation counsel to vigorously defend this lawsuit, but it is not possible at this time to predict whether we will incur any liability in connection with the lawsuit. In addition, in the past and as a result of the industry in which we operate, we have experienced inquiries regarding specific independent associates. We have complied and fully cooperated with all regulatory agencies in connection with such inquiries and are also required by regulatory authorities to disclose any on-going significant regulatory actions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3.	Defaults Upon Senior Securities

     None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Shareholders’ Meeting on June 14, 2007 and the three proposals voted on were described in detail in our Definitive Proxy Statement filed with the United States Securities and Exchange Commission on April 29, 2007.

With 71% of the total outstanding voting shares represented in person or by proxy, the voting results for the three proposals voted on at our 2007 Annual Shareholders’ Meeting were as follows:

Proposal 1 – Election of Directors:

Messrs. Samuel L. Caster and J. Stanley Fredrick, and Mrs. Patricia A. Wier were elected to serve as Class II Directors until our 2010 Annual Shareholders’ Meeting, with the following votes:

Director	For	Against or Withheld
Samuel L. Caster	16,669,524	2,031,512
J. Stanley Fredrick	16,640,826	2,060,210
Patricia A. Wier	17,756,417	944,619

The terms of office for our remaining board members continued after the meeting: Messrs. Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, Terry L. Persinger, Alan D. Kennedy, and Professor John Stewart Axford.

Proposal 2 – Ratification of Independent Auditors:

The appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified with the following votes:

For	Against	Abstentions
18,639,558	10,843	50,635

Proposal 3 – Approval of our 2007 Stock Incentive Plan:

For	Against	Abstentions
11,458,872	278,005	71,963

On June 14, 2007, our shareholders ratified the 2007 Plan; however, in July 2007, we subsequently determined the number of stock options available for grant and number of stock options granted but not exercised from our previously held plans was mistakenly reported in our Proxy Statement as 1,234,985 and 235,808, respectively, but should have been reported as 224,687 and 1,227,485, respectively. It is not clear whether inclusion of the mistaken shares numbers had any material impact on our shareholders’ vote to ratify our 2007 Plan. Therefore, we may decide to resubmit the 2007 Plan to our shareholders for ratification at or before our 2008 Annual Shareholders’ Meeting to be held in June 2008. Meanwhile, optionholders may continue to exercise their stock options and we will continue to grant stock options in the future under our previously approved Stock Option Plans.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2006
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Supply Agreement between Mannatech (International) Limited and Marinova Pty. Limited, effective August 9, 2007, and dated May 7, 2007	10-Q	000-24657	10.3	May 10, 2007
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

August 9, 2007	/S/ SAMUEL L. CASTER
Samuel L. Caster
Chief Executive Officer and Chairman of the Board
(principal executive officer)

August 9, 2007	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher
Chief Financial Officer and Senior Vice President
(principal financial officer)

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28,1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2006
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Supply Agreement between Mannatech (International) Limited and Marinova Pty. Limited, effective August 9, 2007, and dated May 7, 2007	10-Q	000-24657	10.3	May 10, 2007
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.