Form 10-Q
period 2007-09-30
MANNATECH INC
filed 2007-11-09
CIK 1056358

September 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

As of October 31, 2007, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,460,788.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANNATECH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2006	September 30, 2007
		(unaudited)
ASSETS
Cash and cash equivalents	$45,701	$34,825
Restricted cash	2,251	980
Accounts receivable, net of allowance of $0.2 million in 2006 and $0.4 million in 2007	999	623
Income tax receivable	2,155	934
Inventories, net	23,923	25,475
Prepaid expenses and other current assets	4,323	6,898
Deferred income tax assets	1,478	1,922

Total current assets	80,830	71,657
Long-term investments	25,375	25,375
Property and equipment, net	16,523	43,768
Construction in progress	24,725	1,154
Long-term restricted cash	3,132	7,091
Other assets	1,372	1,381
Long-term deferred income tax assets	278	68

Total assets	$152,235	$150,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$92	$96
Accounts payable	3,339	2,782
Accrued expenses	26,841	24,428
Commissions and incentives payable	15,511	11,081
Taxes payable	3,556	3,741
Deferred revenue	2,697	3,520

Total current liabilities	52,036	45,648
Capital leases, excluding current portion	349	266
Long-term royalties due to an affiliate	2,879	2,546
Long-term deferred income tax liabilities	7,444	8,427
Other long-term liabilities	730	1,320

Total liabilities	63,438	58,207
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,617,081 shares issued and 26,409,987 shares outstanding in 2006 and 27,667,882 shares issued and 26,460,788 shares outstanding in 2007	3	3
Additional paid-in capital	38,941	39,886
Retained earnings	66,393	68,570
Accumulated other comprehensive loss	(1,749)	(1,381)

	103,588	107,078
Less treasury stock, at cost, 1,207,094 shares in 2006 and 2007	(14,791)	(14,791)

Total shareholders’ equity	88,797	92,287

Total liabilities and shareholders’ equity	$152,235	$150,494

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Net sales	$99,558	$96,776	$303,300	$312,768
Cost of sales	13,497	14,868	42,777	45,564
Commissions and incentives	43,977	43,230	135,349	142,456

	57,474	58,098	178,126	188,020

Gross profit	42,084	38,678	125,174	124,748

Operating expenses:
Selling and administrative expenses	16,562	21,342	52,569	63,331
Depreciation and amortization	1,292	2,953	3,542	7,283
Other operating costs	12,759	12,661	36,182	40,747

Total operating expenses	30,613	36,956	92,293	111,361

Income from operations	11,471	1,722	32,881	13,387
Interest income	599	614	1,763	1,902
Other income, net	670	(194)	805	(91)

Income before income taxes	12,740	2,142	35,449	15,198
Provision for income taxes	(3,052)	(396)	(11,241)	(5,036)

Net income	$9,688	$1,746	$24,208	$10,162

Earnings per share:
Basic	$0.37	$0.07	$0.91	$0.38

Diluted	$0.36	$0.07	$0.89	$0.38

Weighted-average common shares outstanding:
Basic	26,446	26,460	26,663	26,437

Diluted	27,044	26,843	27,280	26,940

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME– (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2007

(in thousands, except per share information)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Issued shares	Par value				Shares	Amounts
Balance at December 31, 2005	27,404	$3	$36,699	$42,505	($1,098)	666	($7,791)	$70,318
Proceeds from stock options exercised	203	—	942	—	—	—	—	942
Tax benefit from exercise of stock options	—	—	52	—	—	—	—	52
Charge related to stock-based compensation	—	—	471	—	—	—	—	471
Charge related to stock warrants	—	—	486	—	—	—	—	486
Repurchase of common stock	—	—	—	—	—	541	(7,000)	(7,000)
Declared dividends of $0.16 per common share	—	—	—	(4,254)	—	—	—	(4,254)
Components of comprehensive income: Foreign currency translations	—	—	—	—	(530)	—	—	(530)
Unrealized loss from investments classified as available-for-sale, net of tax of $9	—	—	—	—	15	—	—	15
Net income	—	—	—	24,208	—	—	—	24,208
Total comprehensive income								23,693

Balance at September 30, 2006	27,607	$3	$38,650	$62,459	($1,613)	1,207	($14,791)	$84,708

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Issued shares	Par value				Shares	Amounts
Balance at December 31, 2006	27,617	$3	$38,941	$66,393	($1,749)	1,207	($14,791)	$88,797
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	—	—	—	(845)	—	—	—	(845)
Tax benefit from exercise of stock options	—	—	99	—	—	—	—	99
Proceeds from stock options exercised	51	—	157	—	—	—	—	157
Charge related to stock-based compensation	—	—	777	—	—	—	—	777
Benefit related to stock warrants	—	—	(88)	—	—	—	—	(88)
Declared dividends of $0.27 per common share	—	—	—	(7,140)	—	—	—	(7,140)
Components of comprehensive income: Foreign currency translations	—	—	—	—	368	—	—	368
Net income	—	—	—	10,162	—	—	—	10,162

Total comprehensive income								10,530

Balance at September 30, 2007	27,668	$3	$39,886	$68,570	($1,381)	1,207	($14,791)	$92,287

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,208	$10,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,542	7,283
Provision for doubtful accounts	—	400
Provision for inventory losses	202	430
Loss on disposal of assets	128	1
Accounting charge (benefit) related to stock warrants	52	(88)
Accounting charge related to stock-based compensation	471	777
Deferred income taxes	5,256	746
Accrued interest on note receivable	(7)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(910)	(24)
(Increase) decrease in income tax receivable	(809)	1,218
Increase in inventories	(558)	(1,864)
Increase in prepaid expenses and other current assets	(587)	(2,565)
(Increase) decrease in other assets	(308)	6
Decrease in accounts payable	(736)	(564)
Decrease in accrued expenses and taxes payable	(4,573)	(5,264)
Decrease in commissions and incentives payable	(2,198)	(4,470)
Increase in deferred revenue	242	818

Net cash provided by operating activities	23,415	7,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,285)	(10,954)
Proceeds from sale of assets	18	—
Increase in restricted cash	(966)	(2,669)
Purchases of investments	(8,013)	—

Net cash used in investing activities	(29,246)	(13,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	486	99
Payment of cash dividends	(4,254)	(4,759)
Proceeds from stock options exercised	942	157
Repurchase of common stock	(7,000)	—
Repayment of capital lease obligations	(59)	(79)

Net cash used in financing activities	(9,885)	(4,582)

Effect of exchange rate changes on cash and cash equivalents	(548)	327

Net decrease in cash and cash equivalents	(16,264)	(10,876)
Cash and cash equivalents at the beginning of period	56,207	45,701

Cash and cash equivalents at the end of period	$39,943	$34,825

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Declaration of dividends, paid in October 2007	$—	$2,381

Unrealized losses from investments	$24	$—

Purchase of fixed assets through capital lease	$414	$—

Income taxes paid	$11,785	$6,133

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Independent associates (“associates”) purchase the Company’s products at published wholesale prices for personal consumption or sale to retail customers. Members (“members”) purchase the Company’s products at a discount from published retail prices primarily for personal consumption. The Company cannot distinguish personal consumption sales from resell sales because it has no involvement in its products after delivery, other than usual and customary product returns. Only independent associates are eligible to earn commissions and incentives. The Company has 21 wholly-owned subsidiaries; however, only the following subsidiaries are currently active:

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. For further information, refer to the Company’s consolidated financial statements and accompanying footnotes included in its annual report on Form 10-K for the year ended December 31, 2006 and filed with the United States Securities and Exchange Commission on March 16, 2007.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, including credit card receivables, with original maturities of three months or less to be cash equivalents. As of December 31, 2006 and September 30, 2007, cash and cash equivalents held in bank accounts in foreign countries totaled $33.8 million and $31.5 million, respectively.

As of December 31, 2006 and September 30, 2007, the Company included in its cash and cash equivalents credit card receivables due from its credit card processor because the cash proceeds from credit card receivables are received within 24 to 72 hours after receiving approval codes from the credit card processors. As of December 31, 2006 and September 30, 2007, credit card receivables were $3.7 million and $3.3 million, respectively.

Restricted Cash

The Company is required to restrict cash related to direct selling and credit card sales in the Republic of Korea, which, as of December 31, 2006 and September 30, 2007, was $2.9 million and $6.9 million, respectively. In addition, the Company is required to restrict cash related to its Canadian operations, which, as of December 31, 2006 and September 30, 2007, was $0.4 million. As of December 31, 2006 and September 30, 2007, the Company also restricted cash related to a term deposit in an Australian bank, totaling $0.2 million, as collateral for its Australian building lease.

The Company offers its independent associates an annual travel incentive, provided they meet certain qualifications. The United States travel incentive for 2007 is a cruise. The cruise line required the Company to provide a letter of credit as a security deposit. At December 31, 2006 and September 30, 2007, the Company restricted cash related to the letter of credit totaling $1.9 million and $0.6 million, respectively, as collateral for the travel incentive.

Accounts Receivable

At December 31, 2006 and September 30, 2007, accounts receivable were carried at their estimated collectible amounts. The Company writes off receivables when they become uncollectible. At December 31, 2006, accounts receivable consisted of a receivable due from a bank, payments due from manufacturers for purchases of raw material inventories, and a note receivable due from Mr. Charles Fioretti, an affiliate of the Company. During 2006, the Company recorded an allowance for doubtful accounts of $0.2 million.

At September 30, 2007, accounts receivable consisted of payments due from manufacturers for purchases of raw material inventories and receivables due from the Company’s independent associates and members for purchases, net of an allowance for doubtful accounts of $0.4 million. In April 2007, the Company changed the timing of when payment was collected from its independent associates and members. The change was made in connection with the Company’s implementation of its new Enterprise Resource Planning software system, or ERP System. Previously, the Company collected payments for an order before the order was recorded and shipped and its prior computer system created a liability for each customer deposit. In the Company’s new ERP System, the amount in accounts receivable includes orders which have been shipped but for which payment has not been collected.

At December 31, 2006 and September 30, 2007, accounts receivable also included a receivable due from MannaRelief, a related party, of $0.2 million and $0.1 million, respectively.

Other Assets

At December 31, 2006 and September 30, 2007, other assets primarily consisted of deposits for building leases in various locations totaling $1.4 million and $1.2 million, respectively.

Commissions and Incentives

Independent associates earn commissions and incentives based on their direct and indirect commissionable net sales over 13 business periods. Each business period equals 28 days. The Company accrues commissions and incentives when earned by independent associates. The Company pays commissions on product sales three weeks following the business period end and pays commissions on its pack sales five weeks following the business period end.

Other Long-Term Liabilities

As of December 31, 2006 and September 30, 2007, other long-term liabilities consisted of restoration costs totaling $0.3 million associated with building leases for the Company’s subsidiaries located in the United Kingdom, Japan, the Republic of Korea, and Taiwan. In addition, at December 31, 2006 and September 30, 2007, other long-term liabilities consisted of an estimated defined benefit obligation related to a deferred benefit plan for the Company’s Japan subsidiary totaling $0.4 million and $0.5 million, respectively.

During 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”). Effective January 1, 2007, the Company accrued $1.5 million in other long-term liabilities associated with adopting FIN 48. During the third quarter of 2007, $1.0 million of this amount was reclassified to taxes payable, leaving $0.5 million in other long-term liabilities.

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

Revenue Recognition

The Company’s revenues are derived from sales of its products, sales of its starter and renewal packs, and shipping fees. Substantially all of the Company’s product sales are sold to independent associates at published wholesale prices and to members at discounted published retail prices. The Company recognizes revenue upon receipt of packs and products by its customers. The Company records revenue net of any sales or value-added taxes and records a reserve for expected sales refunds and product returns based on its historical experience. On July 27, 2007, the Company announced an expansion of its sales return policy, which increased sales returns during third quarter. The Company increased the sales reserve accordingly.

The Company defers certain components of its revenue. Total deferred revenue consists of (i) revenue received from sales of packs and products shipped but not received by customers by period end; (ii) revenue received from a one-year magazine subscription; (iii) revenue received from pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack; and (iv) revenue received related to prepaid registration fees from customers planning to attend a future corporate-sponsored event. The Company recognizes deferred revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. All other deferred revenue is recognized ratably over one year.

Components of deferred revenue are as follows:

	December 31, 2006	September 30, 2007
Revenue related to undelivered packs and products	$1.9 million	$3.3 million

Revenue related to a one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	0.5 million	0.2 million

Revenue related to future corporate-sponsored events	0.3 million	—

Total deferred revenue	$2.7 million	$3.5 million

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. For the three months ended September 30, 2006 and 2007, total shipping and handling costs included in selling and administrative expenses were approximately $4.5 million and $4.7 million, respectively. For the nine months ended September 30, 2006 and 2007, total shipping and handling costs included in selling and administrative expenses were approximately $13.8 million and $14.5 million, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

NOTE 2	INVESTMENTS

The Company classifies its investments as available-for-sale. At December 31, 2006 and September 30, 2007, the Company’s investments consisted of the following:

	December 31, 2006 and September 30, 2007
	Amortized cost	Gross unrealized gain (loss)	Fair value
	(in thousands)
City, state, or federal agency backed obligations	$25,375	$—	$25,375

Total investments, classified as long-term	$25,375	$—	$25,375

The fair values of the Company’s investments by contractual maturity at December 31, 2006 and September 30, 2007 were as follows:

	December 31, 2006	September 30, 2007
	(in thousands)
Due in one year or less	$—	$—
Due between one and five years	—	—
Due after ten years	25,375	25,375

	$25,375	$25,375

NOTE 3	INVENTORIES

Inventories consist of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. Work in progress includes raw materials shipped to a third-party manufacturer to process for further use in certain finished goods. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at December 31, 2006 and September 30, 2007, consisted of the following:

	December 31, 2006	September 30, 2007
	(in thousands)
Raw materials	$5,188	$7,873
Work in progress	2,598	254
Finished goods, less inventory reserves for obsolescence of $392 in 2006 and $489 in 2007	16,137	17,348

	$23,923	$25,475

NOTE 4	SHAREHOLDERS’ EQUITY

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase up to 5% of its outstanding shares, or approximately 1.3 million shares, of its common stock. On August 28, 2006 the Company’s Board of Directors approved a second program permitting the Company to purchase in the open market, up to $20 million of its outstanding shares. As of September 30, 2007, the Company had not repurchased any of its shares in 2007. The following chart recaps the number of shares of the Company’s common stock purchased by the Company in the open market since the Company’s Board of Directors authorized the repurchase of shares in June 2004:

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

As of September 30, 2007, the Company was authorized to repurchase in the open market up to 196,124 of its shares under the June 2004 plan and up to $20 million of its outstanding shares under the August 2006 plan.

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the calculated weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during each period.

The following summarizes the amounts used in computing the Company’s EPS and its effect on the Company’s weighted-average number of shares of common stock and dilutive common stock equivalents for the three months ended September 30, 2006 and 2007. As of September 30, 2006, 32,616 shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using a weighted-average close price of $14.47 per share, as their effect was antidilutive. As of September 30, 2007, 431,774 shares of the Company’s common stock subject to options were excluded from its diluted EPS calculations using a weighted-average close price of $9.29 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the three months ended September 30,
	2006			2007
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net income available to common shareholders	$9,688	26,446	$0.37	$1,746	26,460	$0.07
Effect of dilutive securities:
Stock options	—	492	(0.01)	—	292	—
Warrants	—	106	—	—	91	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$9,688	27,044	$0.36	$1,746	26,843	$0.07

The following summarizes the amounts used in computing the Company’s EPS and its effect on the Company’s weighted-average number of shares of common stock and dilutive common stock equivalents for the nine months ended September 30, 2006 and 2007. As of September 30, 2006, the weighted-average close price of the Company’s stock was $14.37 per share and 32,616 shares of the Company’s common stock subject to options were excluded from diluted EPS calculations, as their effect was antidilutive. As of September 30, 2007, the weighted-average close price of the Company’s stock was $13.06 per share and 283,982 shares of the Company’s common stock subject to options were excluded from its diluted EPS calculations, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except per share amounts.

	For the nine months ended September 30,
	2006			2007
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net income available to common shareholders	$24,208	26,663	$0.91	$10,162	26,437	$0.38
Effect of dilutive securities:
Stock options	—	511	(0.02)	—	401	—
Warrants	—	106	—	—	102	—

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$24,208	27,280	$0.89	$10,162	26,940	$0.38

On November 6, 2007, the Company declared a dividend of $0.09 per common share, payable on December 21, 2007, to shareholders of record at the close of business on November 30, 2007.

NOTE 5	STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans, all of which were approved by its shareholders (collectively, the “Stock Option Plans”). In February 2007, the Company’s Board of Directors approved its 2007 Stock Incentive Plan (“the 2007 Plan”), which reserves for issuance up to 1,000,000 shares of its common stock for stock options and restricted stock to its employees, board members, and consultants. In addition, the number of stock options available for grant and the number of stock options granted but not exercised from the Company’s existing Stock Option Plans were to be merged into its 2007 Plan. On June 14, 2007, the Company’s shareholders ratified the 2007 Plan. However, in July 2007, the Company determined that the number of shares reported as reserved for issuance under existing stock option plans and the number of shares reserved for issuance under outstanding but unexercised awards was incorrectly stated in the 2007 Plan and Company’s Proxy Statement as 1,234,985 and 235,808, respectively, but should have been reported as 224,687 and 1,227,485, respectively. It is not clear that inclusion of the mistaken share numbers had any material impact on the shareholders’ vote to ratify the 2007 Plan; however, the Company has decided not to register the 2007 Plan. The Company intends to submit a similar plan at its 2008 Annual Shareholders’ Meeting to be held in June 2008. Meanwhile, option holders may continue to exercise their stock options and the Company will continue to grant stock options in the future under its previously approved Stock Option Plans.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. The Company recognized compensation expense, in millions, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007
Total stock options granted during the period	36,000	117,000	150,158	173,000
Total gross compensation expense	$0.2 million	$0.2 million	$0.5 million	$0.8 million
Total tax benefit associated with compensation expense	0.1 million	0.1 million	0.2 million	0.3 million

Total net compensation expense	$0.1 million	$0.1 million	$0.3 million	$0.5 million

As of September 30, 2007, the Company expects to record compensation expense in the future as follows:

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
For the three months ending December 31, 2007	$0.3 million	$0.1 million	$0.2 million
For the twelve months ending December 31, 2008	0.6 million	0.2 million	0.4 million
For the twelve months ending December 31, 2009	0.3 million	0.1 million	0.2 million
For the twelve months ending December 31, 2010	0.1 million	–	0.1 million

	$1.3 million	$0.4 million	$0.9 million

NOTE 6	TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Agreement with J. Stanley Fredrick

In November 2003, the Company entered into a Lock-Up Agreement whereby the Company agreed to pay Mr. J. Stanley Fredrick, the Company’s Lead Director on its Board of Directors and a major shareholder of the Company, approximately $0.2 million per year for his agreement not to sell or transfer his shares to an outside party unless approved by the Company’s Board of Directors. In June 2004, the Company’s Board of Directors authorized Mr. Fredrick to sell up to 350,000 shares of his stock and, as a result, during 2004, Mr. Fredrick sold 350,000 shares of his common stock in the open market. In December 2006, Mr. Fredrick transferred 1,250,000 shares of his Company stock to a family partnership, JSF Resources, LTD, for estate planning purposes. As of September 30, 2007, Mr. Fredrick beneficially owned 3,150,000 shares of the Company’s common stock.

In November 2003, the Company agreed to pay Mr. Fredrick $0.1 million annually to act as Lead Director for its Board of Directors. In 2006, the Company also agreed to pay Mr. Fredrick for attendance at its Board of Directors and Board committee meetings. For the three months ended September 30, 2006 and 2007, the Company paid Mr. Fredrick approximately $11,000 and $15,000, respectively, related to attendance at such meetings. For the nine months ended September 30, 2006 and 2007, the Company paid Mr. Fredrick approximately $40,000 and $45,000, respectively, related to attendance at such meetings.

Consulting Fees with Professor Axford and Clinical Studies with St. George’s Hospital

St. George’s Hospital & Medical School, in London, England employs Professor John Axford, a former director of the Company who resigned effective September 6, 2007. Professor Axford serves as the principal investigator in the Company’s funded clinical trials for St. George’s Hospital & Medical School. In June 2004, the Company signed a three-year agreement totaling $0.7 million with St. George’s Hospital & Medical School to fund research costs related to a clinical trial involving one of its products, all of which has been expensed as of September 30, 2007.

In January 2007, the Company entered into another agreement with St. George’s Hospital & Medical School to provide an aggregate of $0.4 million to fund a three-year clinical trial called “Ambrotose® Dosing and Optimization Studies.” Professor Axford serves as principal investigator for this clinical trial. As of December 31, 2006, the Company had accrued $0.2 million in fees related to this clinical trial. No such accrual was required as of September 30, 2007.

Agreements with Dr. Bill McAnalley

On August 7, 2005, the Company’s two-year employment agreement with Dr. Bill McAnalley, who served as the Company’s Chief Science Officer, expired. As a result, the Company entered into a consulting agreement with Dr. McAnalley, pursuant to which the Company was required to pay Dr. McAnalley a total of $0.9 million. In August 2006, the Company extended this consulting agreement to reduce the monthly payments and extend the agreement terms through August 8, 2007. For both the three months ended September 30, 2006 and 2007, the Company expensed amounts paid to Dr. McAnalley for services related to this consulting agreement totaling $0.1 million. For the nine months ended September 30, 2006 and 2007, the Company expensed amounts paid to Dr. McAnalley of $0.6 million and $0.3 million, respectively, in connection with services provided under this consulting agreement.

In August 2003, the Company also entered into a long-term post-employment royalty agreement with Dr. McAnalley, pursuant to which, in September 2005, the Company began paying Dr. McAnalley royalties and will continue to pay royalties to him through August 2015. Quarterly payments related to this long-term post-employment royalty agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this long-term post-employment royalty agreement, it was considered a post-employment benefit and the Company is required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of December 31, 2006, the Company maintained a long-term liability related to this royalty agreement of $3.4 million, of which $0.5 million was currently due and included in accrued expenses at December 31, 2006. As of September 30, 2007, the Company’s long-term liability related to this royalty agreement was $3.0 million, of which $0.5 million was currently due and included in accrued expenses.

Transactions involving MannaRelief Ministries

Mr. Samuel Caster, the Company’s Chairman of the Board and former Chief Executive Officer, founded MannaRelief Ministries in 1999 and has served as its Chairman since inception. MannaRelief Ministries is a 501(c)(3) not-for-profit organization that provides charitable services for children. Donald Herndon, the Company’s Vice President of Field Services, also served on MannaRelief’s board of directors. Mr. Caster and Mr. Herndon resigned from MannaRelief’s Board on September 2, 2007. Mr. Herndon is the brother-in-law of Mr. Caster and the brother-in-law of Terry L. Persinger, the Company’s Chief Executive Officer and President, and a member of the Company’s Board of Directors.

Historically, Company transactions with MannaRelief Ministries have included making cash donations, selling products at cost plus shipping and handling charges, and shipping products purchased by MannaRelief Ministries to its chosen recipients. In addition, certain Company employees and consultants periodically volunteer to work or host various fundraising projects and events for MannaRelief Ministries at no cost to MannaRelief Ministries. The Company has made cash donations and sold products to MannaRelief Ministries, at cost plus shipping and handling, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007
Sold Products	$0.4 million	$0.3 million	$1.0 million	$0.7 million
Cash Donations	$0.2 million	$0.2 million	$0.5 million	$0.7 million

Certain Transactions with Ray Robbins

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds several positions in the Company’s associate global downline network-marketing system. For the three months ended September 30, 2006 and 2007, the Company paid commissions and incentives to Mr. Robbins as a result of his associate positions totaling $0.9 million and $1.1 million. For the nine months ended September 30, 2006 and 2007, the Company paid commissions and incentives to Mr. Robbins totaling $2.5 million and $2.6 million. In addition, several of Mr. Robbins’ family members hold positions in the Company’s associate global downline network-marketing system and were paid associate commissions and earned incentives of approximately $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2006 and 2007. For the nine months ended September 30, 2006 and 2007, the Company paid associate commissions and incentives to several of Mr. Robbins’ family members totaling $0.3 million and $0.2 million, respectively. All commissions and incentives paid to Mr. Robbins and his family members were paid in accordance with the Company’s global associate career and compensation plan.

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

Effective January 1, 2007, the Company adopted FIN 48 and recognized a cumulative effect of $0.8 million charge to retained earnings. As of September 30, 2007, the Company had approximately $1.5 million of total gross unrecognized tax benefits, recorded in taxes payable and other long-term liabilities on its balance sheet, which, if recognized, could impact the Company’s effective income tax rate. The following table summarizes the incremental effects of adopting FIN 48 on the Company’s Consolidated Financial Statements:

	Pre FIN 48 adoption	FIN 48 adjustment	Post FIN 48 adoption
	(in thousands)
Liabilities:
Accrued expenses	$17,934	($628)	$17,306
Taxes payable	$2,433	$2	$2,435
Other long-term liabilities	$942	$1,471	$2,413
Shareholders’ Equity:
Retained earnings	$66,393	($845)	$65,548

During the third quarter of 2007, $1.0 million of the amount recorded in other long-term liabilities was reclassified to taxes payable.

The Company accrues interest and penalties related to unrecognized income tax benefits in its provision for income taxes. As of December 31, 2006 and September 30, 2007, the Company had approximately $0.2 million accrued for interest and penalties.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of September 30, 2007, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Japan	2001-2006
United States	2002-2006

The Company anticipates that it is reasonably possible that the total amount of unrecognized income tax benefits could decrease in 2007 due to the closure of tax years by expiration of the statute of limitations. However, the decrease would not have a material impact on its consolidated financial statements.

NOTE 8	LITIGATION

Securities Class Action Lawsuits

The Company has been sued in the following three securities class action lawsuits, each of which remained pending at September 30, 2007:

•

First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against the Company and Mr. Samuel L. Caster, its former Chief Executive Officer, on behalf of himself and all others who purchased or otherwise acquired the Company’s common stock between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby.

•

Second, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against the Company, Mr. Caster, Mr. Terry L. Persinger, the Company’s President and current Chief Executive Officer, and Mr. Stephen D. Fenstermacher, the Company’s Chief Financial Officer.

•	Third, on September 5, 2005, Mr. Michael Bruce Zeller filed a class action lawsuit against the Company, Mr. Caster, Mr. Persinger, and Mr. Fenstermacher.

These three lawsuits were initially filed and consolidated in the United States District Court of New Mexico. On January 29, 2007, the consolidated action was transferred to the United States District Court for the Northern District of Texas, Dallas Division, and on March 29, 2007, upon joint motion of the parties, was transferred to the docket of United States District Judge Ed Kinkeade. The Mannatech Group, consisting of Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, has been appointed as lead plaintiffs, Coughlin Stoia Geller Rudman & Robbins LLP has been appointed as lead counsel, and Provost Umphrey LLP has been appointed local counsel for the putative class.

On July 12, 2007, Lead Plaintiff for the putative class filed a Second Amended Consolidated Class Action Complaint, which is substantively similar to the Amended Consolidated Class Action Complaint filed on March 22, 2007 and reported in the Company’s previous filings, but expands the class period to July 5, 2007, and adds references to an enforcement lawsuit discussed below, which was filed by the Texas Attorney General against the Company on July 5, 2007, and the subsequent drop in the Company’s common stock price.

Defendants filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on August 27, 2007, arguing that the complaint did not meet the heightened pleading standards of the Private Securities Litigation Reform Act. Lead Plaintiffs’ response to the motion to dismiss has been extended to December 20, 2007 to permit the parties to conduct an upcoming mediation scheduled for November 20, 2007. This mediation will take place before Judge Daniel Weinstein in California and will involve coordinated discussions between the Company, the individual Defendants in all pending securities lawsuits, and counsel for plaintiffs in both the securities class action and the various derivative actions.

Shareholder Derivative Lawsuits

The Company has also been sued in the following five purported derivative actions, which remained pending at September 30, 2007:

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

•

Fourth, on April 25, 2007, a shareholder derivative action was filed by Duncan Gardner, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, J. Stanley Fredrick, Patricia A. Wier, Alan D. Kennedy, Gerald E. Gilbert, John Stuart Axford, Marlin Ray Robbins, and Larry A. Jobe in the 162nd District Court of Dallas County, Texas.

•

Fifth, on July 23, 2007, a shareholder derivative action was filed by Frances Nystrom, Derivatively and On Behalf of Mannatech, Inc. against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, Stephen Boyd, John Stuart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, Larry A. Jobe, Bill H. McAnnalley and Donald A. Buchholz in the 44th District Court of Dallas County, Texas.

Shortly after the commencement of the class action litigation, the first three of these actions were filed. These lawsuits make allegations similar to the allegations of the shareholder class action litigation described above. The Schrimpf state court lawsuit has been stayed pending the outcome of the Middleton federal lawsuit, the first-filed derivative action. On February 5, 2007, the Court administratively closed the Schrimpf action, subject to being reopened when the case again becomes active.

The Special Litigation Committee appointed by the Company’s independent Directors to review the allegations made by Middleton, Schrimpf, and Nystrom determined that it is in the best interests of the Company to dismiss those derivative lawsuits. The Company filed motions to dismiss the Middleton and Nystrom complaints on March 12, 2007, seeking dismissal under Federal Rule 12(b)(6) and Texas Business Corporation Act article 5.14. The plaintiffs were required to file their responses by July 31, 2007, but the parties agreed to extend the response date until 60 days after the Court rules on the plaintiffs’ pending motions to compel, and motions to that effect were filed on July 31, 2007 by each plaintiff. The motions to set a revised briefing schedule remain pending.

The Gardner action, which was filed on April 25, 2007, and the second Nystrom action, which was filed July 23, 2007, make allegations with regard to the funding of various research projects by the Company. Both lawsuits are consistent with demand letters sent on behalf of both shareholders, and noted in the Company’s previous filings. The Special Litigation Committee is presently reviewing these allegations made by Gardner and Nystrom. The parties have agreed to a stay of the Gardner lawsuit pending the Special Litigation Committee’s determination, pursuant to Texas Business Corporation Act article 5.14, and the Court signed an order staying and administratively closing the case on July 31, 2007. There has been no activity since July 31, 2007 in the second-filed Nystrom action.

Plaintiffs in the consolidated putative class actions and in the shareholder derivative actions seek an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees.

Texas Attorney General’s Lawsuit

The Company has also been sued in an enforcement action (referenced above) that was filed by the Texas Attorney General’s Office on July 5, 2007. In that lawsuit, the State of Texas sued Mannatech, Incorporated, MannaRelief Ministries, Samuel L. Caster, the Fisher Institute, and Reginald McDaniel for alleged violations of the Texas Food, Drug, and Cosmetics Act and the Texas Deceptive Trade Practices Act. The allegations, consistent with the allegations made by the securities class action and derivative plaintiffs, primarily concern the marketing of the Company’s products by the Company’s independent associates. The action seeks temporary and permanent injunctive relief, statutorily-prescribed civil monetary penalties, and the restoration of money or other property allegedly taken from persons by means of unlawful acts or practices, or alternatively, damages to compensate for such losses. The Company has entered into discussions with representatives of the Attorney General’s Office to attempt to resolve the concerns raised in the petition.

In response to these actions, the Company continues to work with its experienced securities litigation counsel to vigorously defend the Company and its officers and directors. The Company also believes this type of litigation is inherently unpredictable. It should be noted that a court must certify a class before a case can proceed as a class action lawsuit and that the determination has not been made in the consolidated securities cases. The Company believes these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the damages or the range of damages, if any, that the Company might incur in connection with any of the above-mentioned lawsuits.

Patent Infringement Litigation

The Company currently has two patent infringement suits on file. On March 16, 2006, the Company first filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of its utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. On February 9, 2007, the Company filed an Amended Complaint, which adds patent infringement claims relating to its utility United States Patent No. 7,157,431 (also entitled “Compositions of Plant Carbohydrates as Dietary Supplements”).

In the Amended Complaint, the Company seeks to stop Glycobiotics from manufacturing, offering, and selling its glyconutritional product marketed under the brand name “Glycomannan.” The Amended Complaint also alleges claims for unfair competition and business disparagement because of false and misleading statements made by Glycobiotics in connection with its marketing and sale of Glycomannan.

Glycobiotics answered the Company’s Amended Complaint on February 20, 2007, asserting various affirmative defenses and three counterclaims alleging anticompetitive conduct under the Sherman Act in connection with the market for arabinogalactan. Following extensive discovery, and the disclosure of an expert refuting the allegations contained in the counterclaims, on August 6, 2007, Glycobiotics filed a stipulated motion to dismiss all of its counterclaims.

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

By September 14, 2007, the parties submitted all briefing on the Company’s Motion for Summary Judgment on the Patent Infringement Claims and Glycobiotics’ two Motions for Partial Summary Judgment, related to the Company’s patent and trademark infringement claims. The Company now awaits the Court’s rulings on the motions, after which the Court will set the case for trial, likely for Winter 2007-08. The Company continues to vigorously prosecute the case and believes the likelihood of an unfavorable outcome is remote.

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

After Triton Nutra failed to answer the Amended Complaint, the Company requested, and the Clerk of Court entered, a default judgment against Triton Nutra on May 3, 2007. The Company also sought to continue its case against Techmedica Health, seeking discovery on the patent infringement and business disparagement claims. In response, Techmedica Health filed a Motion to Stay Proceedings and for a Protective Order from Deposition Notice on May 2, 2007, which sought to stay the case until after a judgment is issued in the Glycobiotics case. The Court granted the motion on August 10, 2007. Once judgment has been issued in the Glycobiotics case, the Company intends to prosecute this case to judgment and believes the likelihood of an unfavorable outcome is remote. With no pending counterclaims, the Company’s potential loss is limited to an award of the defendants’ court costs.

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

FAS 157.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, established a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which would be the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

New accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies, which the Company evaluates and adopts as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards and pronouncements that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the three and nine months ended September 30, 2006 and 2007 are as follows:

	Three months ended September 30,				Nine months ended September 30,
	2006		2007		2006		2007
	(in millions, except percentages)
United States	$65.7	66.0%	$55.3	57.1%	$202.8	66.9%	$191.1	61.1%
Canada	6.7	6.7%	6.1	6.3%	21.6	7.1%	20.7	6.6%
Australia	7.5	7.5%	7.0	7.2%	22.8	7.5%	22.0	7.0%
United Kingdom	1.8	1.9%	1.7	1.8%	5.7	1.9%	5.0	1.6%
Japan	10.0	10.0%	10.3	10.6%	30.1	9.9%	31.4	10.0%
New Zealand	2.1	2.1%	1.6	1.7%	6.8	2.2%	5.4	1.7%
Republic of Korea	3.3	3.3%	11.9	12.3%	7.2	2.4%	28.6	9.2%
Taiwan	0.8	0.8%	1.5	1.5%	2.7	0.9%	4.0	1.3%
Denmark	1.0	1.0%	0.3	0.3%	2.4	0.8%	1.2	0.4%
Germany	0.7	0.7%	1.1	1.2%	1.2	0.4%	3.4	1.1%

Totals	$99.6	100%	$96.8	100%	$303.3	100%	$312.8	100%

	Three months ended September 30,		Nine months ended September 30,
	2006	2007*	2006	2007*
	(in millions)		(in millions)
Consolidated product sales	$75.6	$77.1	$227.4	$237.5
Consolidated pack sales	17.9	16.4	61.9	61.9
Consolidated other, including freight	6.1	3.3	14.0	13.4

Consolidated total net sales	$99.6	$96.8	$303.3	$312.8

*	In April 2007, the Company began operating its new ERP System, which allowed the Company to separately quantify deferred revenue associated with sales of packs and products that were shipped but not yet received by customers. As a result, in April 2007, the Company began recording deferred revenue related to packs with pack sales and deferred revenue associated with products with product sales. At September 30, 2007, the Company recorded deferred revenue of $2.7 million for product sales and $0.3 million for pack sales. At September 30, 2006, the Company recorded deferred revenue of $3.3 million related to packs and products shipped but not yet received by customers in other sales rather than in the applicable pack or product sales category because the Company’s old computer system could not separately differentiate deferred revenue associated with packs and products shipped.

Long-lived assets, which include property, plant and equipment and construction in progress for the Company and its subsidiaries, are as follows:

	December 31, 2006	September 30, 2007
	(in millions)
Australia	$0.2	$0.2
Japan	0.3	0.2
Republic of Korea	0.6	0.8
Taiwan	0.2	0.1
United Kingdom	0.5	0.4
United States	39.4	43.2

Total long-lived assets	$41.2	$44.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of the consolidated financial position and results of operations for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

Company Overview

We develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. New Zealand is serviced by our Australian subsidiary and Denmark and Germany are serviced by our United Kingdom subsidiary. We also intend to open a management office in Switzerland during the first quarter of 2008, which will be serviced by a Swiss subsidiary formed by the Company in October 2007. We do not plan to conduct significant operating activities there.

We operate as a single segment and primarily sell our products through a network of approximately 575,000 independent associates and members who have purchased our products or packs within the last 12 months. We operate in ten different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and products. Each of our subsidiaries sells similar products and possesses similar economic characteristics, such as selling prices and gross margins.

Net sales decreased for the three months ended September 30, 2007, and increased over 3% for the nine months ended September 30, 2007, as compared to the same periods in 2006. Our gross margin was approximately 40% of net sales. During the second quarter of 2007, we were subject to certain negative publicity and also experienced heightened litigation and regulatory activities, which may have affected domestic recruiting efforts in the third quarter of 2007. In the third quarter of 2007 we continued to experience an increase in operating costs largely attributed to implementing Phase II of GlobalView, our internally-developed enterprise resource planning software system, herein referred to as GlobalView or our ERP System, and an increase in consulting costs associated with global expansion activities.

At the end of March 2007, we had to delay processing orders for approximately one week as we began implementing Phase II of our ERP System, which included the launching of our new corporate website. After implementation, we experienced additional processing and customer service delays as our employees and customers transitioned to our new ERP System. The delays were largely caused by the need for additional training and an increase in customer service call volume related to implementing our new ERP System. As a result, in the second and third quarters of 2007, we continued system stabilization activities. For the nine months ended September 30, 2007, we capitalized $0.6 million of human resource and contractor fees related to adding system functionality. Although we believe our new ERP System has been largely stabilized, in the near future we plan to add additional functionality and refine our system for placing corporate website orders using internal resources. We will continue to refine our ERP System in the future and the costs associated with adding new functionality to our ERP System will be capitalized.

2007 Outlook

For the remainder of 2007, we expect continued declines in domestic net sales as a result of litigation and regulatory activities but increases in international net sales. We expect an increase in the number of independent associates and members purchasing our packs and products to continue in our international markets, where our associates and members are less influenced by our ongoing class action lawsuits and the enforcement action instituted by the Texas Attorney General’s enforcement action. We launched our domestic Optimal Skin Care System in April 2007, but sourcing problems have resulted in unfavorable costs and variances. Therefore, we expect cost of sales to remain higher as a percentage of net sales based on the expected change in sales mix within product sales and the change in mix between pack and product sales. In addition, we expect our operating costs to remain higher as a percentage of net sales because we will no longer capitalize significant internal resource costs associated with our ERP System and because we have hired additional employees to support an increase in net sales, operations, and planned expansion. Furthermore, we expect to incur additional litigation costs connected to our ongoing lawsuits, including our class-action lawsuits and the Texas Attorney General enforcement action. We believe we are taking appropriate actions to contain operating costs to help combat the erosion of our net income and diluted earnings per share.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, our estimates and assumptions have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our consolidated financial position, consolidated results of operations, and consolidated cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2007:

Allowance for Doubtful Accounts

Accounts receivable consists of receivables from manufacturers, independent associates and members, and are carried at their estimated collectible amounts. As of September 30, 2007, net accounts receivable totaled $0.6 million. Historically, estimates for doubtful accounts have been immaterial. However, in April 2007, with the implementation of our ERP System, we now simultaneously receive payment for an order when the order ships, and the new ERP System creates a receivable for the payment if the payment is rejected or if it does not match the order total. We periodically review receivables for realizability and base collectibility upon assumptions, historical trends, and recent account activities. If our estimates regarding estimated collectibility are inaccurate or consumer trends change in an unforeseen manner, we may be exposed to additional write-offs or bad debts. As of September 30, 2007, we recorded an allowance for doubtful accounts of $0.4 million.

Inventory Reserves

Inventory consists of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. We record the amounts charged by the vendors as the costs of inventory. Typically, the net realizable value of our inventory is higher than the aggregate cost. Determination of net realizable value can be complex and, therefore, requires a high degree of judgment. In order for management to make the appropriate determination of net realizable value, the following items are considered: inventory turnover statistics, current selling prices, seasonality factors, consumer demand, regulatory changes, competitive pricing, and performance of similar products. If we determine the carrying value of inventory is in excess of estimated net realizable value, we write down the value of inventory to the estimated net realizable value.

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding fair market value or obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. Generally, we carry inventory reserves ranging between $0.3 million and $0.6 million. At September 30, 2007, the carrying value of our inventory was $25.5 million.

Long Lived Fixed Assets and Capitalization of Software Development Costs

In addition to capitalizing long lived fixed asset costs, we also capitalize costs associated with internally-developed software projects (collectively “fixed assets”) and amortize such costs over the estimated useful lives of such fixed assets. Fixed assets are carried at cost, less accumulated depreciation computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining lease terms or the estimated useful lives of the improvements. Expenditures for maintenance and repairs are charged to operations as incurred. If a fixed asset is sold or otherwise retired or disposed of, the cost of the fixed asset and the related accumulated depreciation or amortization is written off and any resulting gain or loss is recorded in other operating costs in our consolidated statement of operations.

We review our fixed assets for impairment annually and whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable, such as plans to dispose of an asset before the end of its previously estimated useful life. Our impairment review includes a comparison of future projected cash flows generated by the asset, or group of assets, with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount exceeds the fair value. The fair value is determined by calculating the discounted expected future cash flows using an estimated risk-free rate of interest. Any identified impairment losses are recorded in the period in which the impairment occurs. The carrying value of the fixed assets is adjusted to the new carrying value and any subsequent increases in fair value of the fixed asset are not recorded. In addition, if we determine the estimated remaining useful life of the asset should be reduced from our original estimate, the periodic depreciation expense is adjusted prospectively, `based on the new remaining useful life of the fixed asset.

The impairment calculation requires us to apply judgment and estimates concerning future cash flows, strategic plans, useful lives, and discount rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to an additional impairment charge, which could be material to our results of operations. In addition, if accounting standards change, or if fixed assets become obsolete, we may be required to write off any unamortized costs of fixed assets; or if estimated useful lives change, we would be required to accelerate depreciation or amortization periods and recognize additional depreciation expense in our consolidated statement of operations.

Historically our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2007, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life		Net carrying value at September 30, 2007
Office furniture and equipment	5 to 7 years		$2.7 million
Computer hardware and software	3 to 5 years		37.6 million
Automobiles	3 to 5 years		0.1 million
Leasehold improvements	2 to 10 years	(1)	3.4 million
Construction in progress	2 to 10 years	(2)	1.1 million

Total net carrying value at September 30, 2007			$44.9 million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

(2)	Construction in process includes fixed assets, leasehold improvements and internally-developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over five years.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of September 30, 2007, we recorded $1.0 million in taxes payable and $0.5 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions and income tax reserves associated with various audits. As required by FIN 48, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax reserves and liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate, earnings, deferred tax balances, and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2007, we maintained a valuation allowance for deferred tax assets arising from our operations in Taiwan and the Republic of Korea because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” In addition, as of September 30, 2007, we had gross deferred tax assets totaling $6.7 million, which are subject to not being realized if our assumptions and estimates change, which may affect our effective income tax rate, earnings, and deferred tax balances in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenues from sales of our products, sales of our starter and renewal packs, and shipping fees. Substantially all of our product and pack sales are sold to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any sales taxes. We defer substantially all of our revenues. Total deferred revenue consists of (i) revenue received from sales of packs and products shipped but not received by the customers at period end; (ii) revenue received for a one-year magazine subscription; (iii) revenue received from pack sales when the pack sale price exceeded the wholesale value of all individual components within the pack; and (iv) revenue received related to prepaid registration fees from customers planning to attend a future corporate-sponsored event. We recognize deferred revenue from shipped packs and products upon receipt by the customer. We recognize deferred revenue related to future corporate-sponsored events when the event is held. All other deferred revenue is recognized over one year. At September 30, 2007, total deferred revenue was $3.5 million. Although we have no immediate plans to significantly change the contents of our packs or our shipping methods, any such change in the future could result in additional revenue deferrals or cause us to recognize deferred revenue over a longer period of time. For example, if we were to decrease the number of items included in our packs while keeping the sales price of the packs the same, we would have to defer additional revenue and recognize the additional deferred revenue over one year.

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

Historically, sales returns estimates have not materially deviated from actual sales returns. Based upon our return policies, we estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers return their merchandize within the first 90 days after the original sale. Sales returns have averaged 1% or less of our gross sales and for the nine months ended September 30, 2007 were composed of the following (in thousands):

Balance
Sales reserve as of December 31, 2006	$444
Current provision related to sales made in 2007	2,827
Current provision related to sales made prior to 2007	898
Actual returns or credits in 2007 related to 2007	(2,745)
Actual returns or credits in 2007 related to prior periods	(861)

Sales reserve as of September 30, 2007	$563

In August 2007, we expanded our sales return policy, which caused an increase in our returns during third quarter. We have increased our sales reserve at September 30, 2007, accordingly.

Accounting for Stock-Based Compensation

We grant stock options to our employees and Board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model, (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. We employ an outside valuation firm to help us determine the assumptions and use historical and implied volatility when estimating stock price volatility. For the nine months ended September 30, 2007, our assumptions and estimates used for the calculated fair value of stock options granted in 2007 were as follows:

•	average dividend yield between 2.3% and 4.9%;

•	expected average risk-free interest rate between 4.2% and 4.7%;

•	expected market price volatility between 67.7% and 68.3%;

•	expected forfeiture rate of 0%;

•	expected average life of stock options of 4.5 years;

•	the calculated fair value of stock options granted during the period of $3.07 to $7.76 per share; and

•	the percentage of the calculated fair value of stock options as compared to the exercise price of stock options granted ranged from 42.0% to 49.7%.

Historically, the estimates for our assumptions have not materially deviated from our actual reported results and rates. However, the assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of September 30, 2007, using our current assumptions and estimates, we anticipate recognizing $1.3 million in gross compensation expense through 2010 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but generally range between 42% to 69% of the exercise price multiplied by the number of stock options awarded. As of September 30, 2007, we had 107,354 shares available for grant in the future.

Contingencies and Litigation

It is common for companies to be involved in legal proceedings and governmental inquiries associated with employment, securities, and activities related to its resellers. Each quarter, we evaluate the need to establish a reserve for any such legal claims or assessments. We base our evaluation on our best estimates of the potential liability in such matters. The legal reserve includes an estimated amount for any damages and the probability of losing any threatened legal claims or assessments. The legal reserve is developed in consultation with our general and outside counsel and is based upon a combination of litigation and settlement strategies. Although we believe that our legal reserves and accruals are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. If actual results differ, if circumstances change, or if we experience an unanticipated adverse outcome of any legal action, including any claim or assessment, we would be required to recognize the estimated amount that could reduce net income, earnings per share, and cash flows.

Results of Operations

The tables below summarize our consolidated operating results in dollars (rounded to the nearest thousand), except per share amounts, and as a percentage of net sales for the three and nine months ended September 30, 2006 and 2007.

Consolidated Operating Results for the three months ended September 30, 2006 and 2007

( in thousands, except for percentages and earnings per share)

	2006		2007		Change from 2006 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar change	Percentage change
Net sales	$99,558	100%	$96,776	100%	($2,782)	(2.8%)
Cost of sales	13,497	13.5%	14,868	15.3%	1,371	10.2%
Commissions and incentives	43,977	44.2%	43,230	44.7%	(747)	(1.7%)

	57,474	57.7%	58,098	60.0%	624	1.1%

Gross profit	42,084	42.3%	38,678	40.0%	(3,406)	(8.1%)
Operating expenses:
Selling and administrative expenses	16,562	16.7%	21,342	22.1%	4,780	28.9%
Depreciation and amortization	1,292	1.3%	2,953	3.0%	1,661	128.6%
Other operating costs	12,759	12.8%	12,661	13.1%	(98)	(0.8%)

Total operating expenses	30,613	30.8%	36,956	38.2%	6,343	20.7%

Income from operations	11,471	11.5%	1,722	1.8%	(9,749)	(85.0%)
Interest income	599	0.6%	614	0.6%	15	2.5%
Other income, net	670	0.7%	(194)	(0.2)%	(864)	(129.0%)

Income before income taxes	12,740	12.8%	2,142	2.2%	(10,598)	(83.2%)
Provision for income taxes	(3,052)	(3.1%)	(396)	(0.4%)	2,656	87.0%

Net income	$9,688	9.7%	$1,746	1.8%	($7,942)	(82.0%)

Earnings per Share
Basic	$0.37	—	$0.07	—	($0.30)	(81.1%)
Diluted	$0.36	—	$0.07	—	($0.29)	(80.6%)

Consolidated Operating Results for the nine months ended September 30, 2006 and 2007

( in thousands, except for percentages and earnings per share)

	2006		2007		Change from 2006 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar change	Percentage change
Net sales	$303,300	100%	$312,768	100%	$9,468	3.1%
Cost of sales	42,777	14.1%	45,564	14.6%	2,787	6.5%
Commissions and incentives	135,349	44.6%	142,456	45.5%	7,107	5.3%

	178,126	58.7%	188,020	60.1%	9,894	5.6%

Gross profit	125,174	41.3%	124,748	39.9%	(426)	(0.3%)
Operating expenses:
Selling and administrative expenses	52,569	17.4%	63,331	20.3%	10,762	20.5%
Depreciation and amortization	3,542	1.2%	7,283	2.3%	3,741	105.6%
Other operating costs	36,182	11.9%	40,747	13.0%	4,565	12.6%

Total operating expenses	92,293	30.5%	111,361	35.6%	19,068	20.7%

Income from operations	32,881	10.8%	13,387	4.3%	(19,494)	(59.3%)
Interest income	1,763	0.6%	1,902	0.6%	139	7.9%
Other income, net	805	0.3%	(91)	0.0%	(896)	(111.3%)

Income before income taxes	35,449	11.7%	15,198	4.9%	(20,251)	(57.1%)
Provision for income taxes	(11,241)	(3.7%)	(5,036)	(1.6%)	6,205	55.2%

Net income	$24,208	8.0%	$10,162	3.3%	($14,046)	(58.0%)

Earnings per Share
Basic	$0.91	—	$0.38	—	($0.53)	(58.2%)
Diluted	$0.89	—	$0.38	—	($0.51)	(57.3%)

Three and nine months ended September 30, 2007 compared with the same periods in 2006

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

For geographical purposes, consolidated net sales primarily shipped to customers in these locations were as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

(In millions, except percentages)

	For the three months ended September 30,
	2006		2007		Dollar change	Percentage change
United States	$65.7	66.0%	$55.3	57.1%	($10.4)	(15.8%)
Canada	6.7	6.7%	6.1	6.3%	(0.6)	(9.0%)
Australia	7.5	7.5%	7.0	7.2%	(0.5)	(6.7%)
United Kingdom	1.8	1.9%	1.7	1.8%	(0.1)	(5.6%)
Japan	10.0	10.0%	10.3	10.6%	0.3	3.0%
New Zealand	2.1	2.1%	1.6	1.7%	(0.5)	(23.8%)
Republic of Korea	3.3	3.3%	11.9	12.3%	8.6	260.6%
Taiwan	0.8	0.8%	1.5	1.5%	0.7	87.5%
Denmark	1.0	1.0%	0.3	0.3%	(0.7)	(70.0%)
Germany	0.7	0.7%	1.1	1.2%	0.4	57.1%

Totals	$99.6	100%	$96.8	100%	($2.8)	(2.8%)

	For the nine months ended September 30,
	2006		2007		Dollar change	Percentage change
United States	$202.8	66.9%	$191.1	61.1%	($11.7)	(5.8%)
Canada	21.6	7.1%	20.7	6.6%	(0.9)	(4.2%)
Australia	22.8	7.5%	22.0	7.0%	(0.8)	(3.5%)
United Kingdom	5.7	1.9%	5.0	1.6%	(0.7)	(12.3%)
Japan	30.1	9.9%	31.4	10.0%	1.3	4.3%
New Zealand	6.8	2.2%	5.4	1.7%	(1.4)	(20.6%)
Republic of Korea	7.2	2.4%	28.6	9.2%	21.4	297.2%
Taiwan	2.7	0.9%	4.0	1.3%	1.3	48.1%
Denmark	2.4	0.8%	1.2	0.4%	(1.2)	(50.0%)
Germany	1.2	0.4%	3.4	1.1%	2.2	183.3%

Totals	$303.3	100%	$312.8	100%	$9.5	3.1%

Overall, our consolidated net sales for the three months ended September 30, 2007 decreased while net sales for the nine months ended September 30, 2007 increased as compared to the same periods in 2006. International sales have experienced growth, which generated $7.6 million in incremental net sales for the three months ended September 30, 2007 and $21.2 million in incremental net sales for the nine months ended September 30, 2007 as compared to the same periods in 2006. The international sales growth was largely associated with greater sales in Korea in 2007, and the continued growth of our Optimal Skin Care System sales, introduced in Japan and other Asian countries in 2006. The increase in international net sales was offset by a decrease in domestic sales, which was affected by independent associate and member concerns related to certain negative publicity, compounded by implementing our ERP System. The decline in domestic sales was partially offset by the introduction of our Optimal Skin Care System and Optimal Skin Care Packets into North America in late March 2007.

To help combat recent independent associate and member concerns, we extended the qualification period of our 2007 annual global travel incentive from late-April to mid-June and continued our efforts to further stabilize our ERP System to build up customer satisfaction. In addition, in August 2007, we announced a change to our customer testimonial policy and announced a change in our sales return policy from 90% to a 100% money-back guarantee policy for the first 180 days following the purchase of product. Furthermore, we are strengthening our multi-faceted educational, compliance, and marketing programs.

Our sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	independent associate and member concerns;

•	adverse publicity; and

•	changes in our commissions and incentives programs.

Our sales mix for the three and nine months ended September 30, was as follows:

	For the three months ended September 30		Dollar and percentage change		For the nine months ended September 30		Dollar and percentage change
	2006	2007*	2007 over 2006		2006	2007*	2007 over 2006
	(in millions, except percentages)
Consolidated product sales	$75.6	$77.1	$1.5	2.0%	$227.4	$237.5	$10.1	4.4%
Consolidated pack sales	17.9	16.4	(1.5)	(8.4%)	61.9	61.9	0.0	0.0%
Consolidated other, including freight	6.1	3.3	(2.8)	(45.9%)	14.0	13.4	(0.6)	(4.3%)

Consolidated total net sales	$99.6	$96.8	($2.8)	(2.8%)	$303.3	$312.8	$9.5	3.1%

*	In April 2007, we began operating our new ERP System, which allowed us to separately quantify deferred revenue associated with sales of packs and products that were shipped but not yet received by customers. As a result, in April 2007, we began recording deferred revenue related to packs with pack sales and deferred revenue associated with products with product sales. At September 30, 2007, we recorded deferred revenue of $2.7 million for product sales and $0.3 million for pack sales. At September 30, 2006, we recorded deferred revenue of $3.3 million related to packs and products shipped but not yet received by customers in other sales rather than in the applicable pack or product sales category because our previous computer system could not separately differentiate deferred revenue associated with packs and products.

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

Product Sales

For the three months ended September 30, 2007, product sales grew 2.0%, or $1.5 million, to $77.1 million as compared to $75.6 million for the same period in 2006. The growth of product sales was fueled by the introduction of Phytomatrix™ in North America in November 2006, which generated $4.0 million in product sales during 2007. Existing product sales decreased by $2.1 million, which consisted of $1.5 million increase in product sales related to our Optimal Skin Care System, introduced in North America in March 2007, $1.2 million decrease in sales of products scheduled for future discontinuance, and $2.4 million net decrease in other existing product sales related to independent associate and member concerns over certain negative publicity and litigation activities. This was partially offset by the deferral of revenue of $0.4 million associated with product sales not received by customers. In 2006, this deferral was a component of other sales.

For the nine months ended September 30, 2007, product sales grew 4.4%, or $10.1 million, to $237.5 million as compared to $227.4 million for the same period in 2006. The growth of product sales was fueled by the introduction of Phytomatrix™ in North America, which generated $12.7 million in product sales during 2007. Existing product sales increased by $0.1 million, which consisted of $7.3 million increase in product sales related to our Optimal Skin Care System, introduced in North America in March 2007, $4.1 million decrease in sales of products scheduled for future discontinuance, and $3.1 net decrease in other existing product sales related to independent associate and member concerns over certain negative publicity and litigation activities. This was partially offset by the deferral of revenue of $2.7 million associated with product sales not received by customers. In 2006, this deferral was a component of other sales.

Pack Sales

We sell starter packs to independent associates, which entitle the independent associate to purchase products at wholesale prices. We also sell starter member packs to independent members, which entitles such independent members to purchase products at a discount from published retail prices. Depending on the type of pack purchased, a starter pack may include certain products, promotional and educational information, and a copy of certain policies and procedures. Independent associates may also purchase upgrade packs, the purchase of which entitles the independent associate to additional promotional materials and qualification for additional commissions and incentives. Our business-building independent associates are required to purchase annual renewal packs in order to receive updated promotional and educational materials and continue to participate on our global associate career and compensation plan.

The number of new and continuing independent associates and members who purchased packs during the 12-months ended September 30, 2006 and 2007 were as follows:

	September 30, 2006		September 30, 2007		Number and percentage change
New	208,000	38.9%	196,000	34.1%	(12,000)	(5.8%)
Continuing	328,000	61.1%	379,000	65.9%	51,000	15.5%

Total	536,000	100.0%	575,000	100.0%	39,000	7.3%

For the three months ended September 30, 2007, pack sales decreased by $1.5 million, or 8.4%, as compared to the same period in 2006. For the nine months ended September 30, 2007, pack sales remained consistent compared to the same period in 2006. Beginning in the second quarter of 2007, we recorded pack sale-related deferred revenue with pack sales, which decreased net pack sales for 2007. We have continued to experience an increase in the number of continuing independent associates who purchase our upgrade and renewal packs. However, we experienced a decrease in the number of new independent associates and members purchasing packs as compared to the same period in 2006. We believe the decrease in new independent associates and members purchasing packs may relate to certain negative publicity, customer difficulty adapting to our new ERP System, changes to our corporate website and independent associate and member concerns resulting from ongoing litigation and regulatory activities. We are actively seeking ways to overcome these issues and increase the number of new independent associates and members purchasing our packs and products by the following:

•	registering our most popular products in all countries of operations;

•	focusing on new product development;

•	exploring new international markets;

•	launching an aggressive marketing and educational campaign;

•	expanding our 2007 annual travel incentive for one additional business period;

•	instituting a 100% money-back guarantee program;

•	strengthening our compliance initiatives;

•	concentrating on publishing results of research studies and clinical trials related to our products;

•	initiating additional incentives; and

•	exploring new advertising and educational tools to broaden our name recognition.

Pack sales associated with new independent associates and members and pack sales from continuing independent associates were as follows:

	For the three months ended September 30,
	2006	2007		Dollar and percentage change of pack sales
New	$11.5 million	$7.9 million		($3.6 million	)	(31.3%)
Continuing	6.4 million	8.6 million		2.2 million		34.4%

	17.9 million	16.5 million		(1.4 million	)	(7.8%)
Deferred revenue	—	(0.1 million	)	(0.1 million	)

Total	$17.9 million	$16.4 million		($1.5 million	)	(8.4%)

	For the nine months ended September 30,
	2006	2007		Dollar and percentage change of pack sales
New	$39.9 million	$32.4 million		($7.5 million	)	(18.8%)
Continuing	22.0 million	29.8 million		7.8 million		35.4%

	61.9 million	62.2 million		0.3 million		0.5%
Deferred revenue	—	(0.3 million	)	(0.3 million	)

Total	$61.9 million	$61.9 million		$0.0 million		0.0%

Other Sales

Other sales primarily consist of the following:

•	freight and shipping fees charged to our independent associates and members;

•	sales of promotional materials;

•	training and event registration fees;

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

For the three months ended September 30, 2007, other sales decreased by 45.9%, or $2.8 million, to $3.3 million as compared to $6.1 million for the same period in 2006. The decrease in other sales was composed of reclassifying deferred revenue associated with the timing of revenue recognition to packs and product sales in the third quarter of 2007, partially offset by a net decrease of $0.4 million in training and freight fees associated with the decrease in pack sales to new independent associates and members.

For the nine months ended September 30, 2007, other sales decreased by 4.3%, or $0.6 million, to $13.4 million as compared to $14.0 million for the same period in 2006. The decrease in other sales was composed of a net decrease of $1.0 million in training and freight fees associated with the decrease in U.S. pack and product sales and an increase in sales refund reserves of $0.2 million related to the change in our sales return policy, partially offset by reclassifying deferred revenue associated with the timing of revenue recognition to packs and product sales beginning in the second quarter of 2007.

Cost of Sales

Cost of sales primarily consists of products purchased from third-party manufacturers, costs of promotional materials sold to independent associates, in-bound freight fees, provisions for slow-moving or obsolete inventories, and costs associated with complimentary shipped products. Cost of sales as a percentage of net sales is affected by unit costs for purchased products and the mix of products and packs sold, as product sales have higher gross margins than pack sales.

At September 30, 2007, inventories increased by $5.4 million, or 26.9%, to $25.5 million as compared to $20.1 million at September 30, 2006. The increase in inventories consisted of an increase of $3.1 million in finished goods, work in process, and promotional materials on hand related to the timing of ordering inventory and the change in volume of packs and products sold. The increase in finished goods inventory primarily related to the introduction of new products, including the introduction of our Optimal Skin Care System and Optimal Support Packets in North America. Raw materials on hand, associated with required purchase commitments, increased by $2.3 million. Our inventories turned at an annual average rate of 2.5 times during the first nine months of 2007 as compared to 2.9 times during the first nine months of 2006. The decrease in the average inventory turnover rate is attributable to the increase in raw materials and finished goods on hand.

For the three months ended September 30, 2007, cost of sales increased by 10.4%, or $1.4 million, to $14.9 million as compared to $13.5 million for the same period in 2006. The change in cost of sales consisted of an increase in the costs of finished goods and freight, which together totaled $0.3 million and related to a change in sales mix sold and an increase in the United States postal rates of 5% that began in May 2007. In addition, cost of sales increased by $2.0 million primarily related to an increase in skin care inventory write-offs and complimentary products shipped in connection with the recall of our North American Optimal Restoring Serum. These increases were partially offset by a decrease in the costs of promotional materials sold of $0.9 million related to the reaction of certain negative publicity. Cost of sales as a percentage of net sales increased by 1.9% to 15.3% from 13.5%, which primarily related to the change in mix of packs and products sold and the increase in inventory write-offs.

For the nine months ended September 30, 2007, cost of sales increased by 6.5%, or $2.8 million, to $45.6 million as compared to $42.8 million for the same period in 2006. The change in cost of sales consisted of an increase in the costs of finished goods and freight, which together totaled $2.1 million and related to an increase in net sales, a change in sales mix sold, and an increase in the United States postal rates of 5% that began in May 2007. In addition, cost of sales increased by $2.1 million primarily related to an increase in skin care inventory write-offs and complimentary products shipped in connection with the recall of the North American Optimal Restoring Serum. These increases were partially offset by a decrease in the costs of promotional materials sold of $1.4 million related to the reaction to certain negative publicity. Cost of sales as a percentage of net sales increased by 0.5% to 14.6% from 14.1%, which primarily related to the change in mix of packs and products sold and an increase in inventory write-offs.

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

Commissions

For the three months ended September 30, 2007, commissions decreased by 4.9%, or $2.1 million, to $40.9 million as compared to $43.0 million for the same period in 2006. The decrease in commissions primarily related to the decrease in commissionable net sales. For the three months ended September 30, 2007, commissions as a percentage of net sales decreased to 42.3% from 43.2% for the same period of 2006. The decrease related to the shift in the mix of net sales.

For the nine months ended September 30, 2007, commissions increased by 3.3%, or $4.3 million, to $134.3 million as compared to $130.0 million for the same period in 2006. The increase in commissions primarily related to the increase in commissionable net sales. For the nine months ended September 30, 2007, commissions as a percentage of net sales decreased to 42.9% from 43.0% for the same period of 2006. The decrease related to the shift in the mix of net sales.

Incentives

Each year, we offer new travel incentives and contests that are designed to stimulate both pack and product sales. We accrue costs associated with the travel incentives and contests during the months when independent associates qualify to win the trips and prizes. In 2007, the qualification period for the travel incentives started in January and was extended until mid-June as compared to 2006 when the travel incentive ended in May.

For the three months ended September 30, 2007, the costs of incentives increased by 155.6%, or $1.4 million, to $2.3 million as compared to $0.9 million for the same period in 2006. For the three months ended September 30, 2007, the costs of incentives as a percentage of net sales increased to 2.4% as compared to 0.9% for the same period in 2006. The increase was due to several incentive programs in Korea, and other new international incentives and contests.

For the nine months ended September 30, 2007, the costs of incentives increased by 54.7%, or $2.9 million, to $8.2 million as compared to $5.3 million for the same period in 2006. The costs of incentives, as a percentage of net sales, increased to 2.6% for the nine months ended September 30, 2007, as compared to 1.7% for the same period in 2006. The increase was the result of an increase in the number of independent associates who qualified for the annual travel incentives, which increased in 2007 by 27.1% to 1,518 as compared to 1,194 in 2006. The increase also is related to the mix of independent associates in each country who qualified for each country’s annual travel incentive, as the international travel incentives are more expensive per person than domestic travel incentives, and the addition of a 2008 MannaFest travel incentive not offered in 2006, and other new international incentives and contests.

Gross Profit

For the three months ended September 30, 2007, gross profit decreased as compared to the same period in 2006. The decrease in both dollars and as a percentage of net sales was the result of increased cost of sales related to increased skin care inventory write-offs and complimentary products shipped in connection with the recall of our North American Optimal Restoring Serum. For the nine months ended September 30, 2007, gross profit decreased as compared to the same period in 2006. The decrease in both dollars and as a percentage of net sales was the result of increased cost of sales related to skin care inventory write-offs and an increase in costs associated with additional independent associates qualifying for the annual travel incentives.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting corporate-sponsored events.

For the three months ended September 30, 2007, selling and administrative expenses increased by $4.7 million, or 28.9%, to $21.3 million as compared to $16.6 million for the same period in 2006. As a percentage of net sales, selling and administrative expenses increased to 22.1% from 16.7% for the same period in 2006. The dollar increase in selling and administrative expenses consisted of the following:

•

a net increase of $4.5 million in total compensation and compensation-related costs, including an increase in payroll and payroll-related costs of $2.7 million, which was due to hiring additional personnel in 2007 and capitalizing such costs in the prior year, all of which was related to the development of our new ERP System. In addition, the increase in total compensation and compensation-related costs included an increase in temporary and contract labor of $0.8 million and an increase in accrued incentive bonuses of $1.0 million. Temporary and contract labor increased primarily related to incurring non-capitalizable costs associated with additional personnel to further stabilize our new ERP System;

•	an increase of $0.2 million in freight-out and third party warehouse costs.

For the nine months ended September 30, 2007, selling and administrative expenses increased by $10.7 million, or 20.5%, to $63.3 million as compared to $52.6 million for the same period in 2006. As a percentage of net sales, selling and administrative expenses increased to 20.3% from 17.4% for the same period in 2006. The dollar increase in selling and administrative expenses consisted of the following:

•

a net increase of $9.1 million in total compensation and compensation-related costs, which included an increase in payroll and payroll-related costs of $6.6 million, which was due to hiring additional personnel in 2007 and capitalizing such costs in the prior year, all of which related to the development of our new ERP System. In addition, the increase in total compensation and compensation-related costs included an increase in temporary and contract labor of $2.0 million, an increase of $0.3 million related to compensation expense for unvested stock options and the granting of additional stock options, as required by FAS 123(R), and an increase in accrued incentive bonuses of $0.2 million. Temporary and contract labor increased primarily due to incurring non-capitalizable costs associated with additional personnel to further stabilize our new ERP System;

•

an increase of $0.9 million related to costs associated with our annual corporate-sponsored event, additional marketing materials, and the costs associated with the launch of our Optimal Skin Care System and Skin Care Packets in North America; and

•	an increase of $0.7 million in freight-out and third party warehouse costs associated with an increase in net sales.

Depreciation and Amortization Expense

For the three months ended September 30, 2007, depreciation and amortization expense increased by 128.6%, or $1.7 million, to $3.0 million as compared to $1.3 million for the same period in 2006. As a percentage of net sales, depreciation and amortization expense increased to 3.0% from 1.3% for the same period in 2006. The increase in depreciation and amortization expense primarily related to placing into service our ERP System, which cost approximately $34 million and is being depreciated over 5 years.

For the nine months ended September 30, 2007, depreciation and amortization expense increased by 105.6%, or $3.8 million, to $7.3 million as compared to $3.5 million for the same period in 2006. As a percentage of net sales, depreciation and amortization expense increased to 2.3% from 1.2% for the same period in 2006. The increase in depreciation and amortization expense primarily related to placing into service our ERP System, which cost approximately $34 million and is being depreciated over 5 years.

Other Operating Costs

Other operating costs generally include accounting/legal/consulting fees, repair and maintenance, travel costs, credit card processing fees, research and development costs, and other miscellaneous operating expenses such as travel, banking fees, storage fees, and utilities.

For the three months ended September 30, 2007, other operating costs decreased by $0.1 million, or 0.8%, to $12.7 million as compared to $12.8 million for the same period in 2006. For the three months ended September 30, 2007, other operating costs as a percentage of net sales increased to 13.1% from 12.8% for the same period in 2006.

For the nine months ended September 30, 2007, other operating costs increased by $4.5 million, or 12.6%, to $40.7 million as compared to $36.2 million for the same period in 2006. For the nine months ended September 30, 2007, other operating costs as a percentage of net sales increased to 13.0% from 11.9% for the same period in 2006.

Specific changes in other operating costs include the following:

Accounting, legal, and consulting fees

For the three months ended September 30, 2007, accounting, legal, and consulting fees increased by $0.8 million to $3.4 million as compared to $2.6 million for the same period in 2006. This increase included an increase of $0.3 million in accounting fees associated with tax related services which was primarily offset by a reduction of $0.2 million in accrued legal fees associated with ongoing lawsuits and regulatory matters. The remaining increase of $0.7 million related to additional consulting fees associated with our new ERP System and global expansion activities.

For the nine months ended September 30, 2007, accounting, legal, and consulting fees increased by $2.6 million to $10.4 million as compared to $7.8 million for the same period in 2006. This increase included an increase of $0.8 million in activity related to legal fees associated with ongoing lawsuits and regulatory matters and an increase of $1.0 million in accounting fees associated with tax related services. The remaining increase of $0.8 million related to additional consulting fees associated with our new ERP System, global associate training and global expansion activities.

Repair and maintenance expense

For the three months ended September 30, 2007, repair and maintenance expense increased by $0.1 million to $0.7 million as compared to $0.6 million for the same period in 2006. The increase in repair and maintenance expense related to an increase in repairs and additional purchases of noncapitalizable equipment.

For the nine months ended September 30, 2007, repair and maintenance expense increased by $0.5 million to $2.2 million as compared to $1.7 million for the same period in 2006. The increase in repair and maintenance expense related to an increase in repairs and additional purchases of noncapitalizable equipment.

Travel costs

For the three months ended September 30, 2007, travel costs decreased by $0.2 million to $1.7 million as compared to $1.9 million for the same period in 2006. The decrease is the result of a decrease in travel activities associated with litigation support, planned international expansion, and an on-going promotional campaign.

For both of the nine months ended September 30, 2006 and 2007, travel costs were consistent at $5.5 million.

Credit card processing fees

For the three months ended September 30, 2007, credit card processing fees increased by $0.4 million to $2.5 million as compared to $2.1 million for the same period in 2006. The increase is the result of an increase in international net sales, particularly in the Republic of Korea, partially offset by a decrease in domestic net sales.

For the nine months ended September 30, 2007, credit card processing fees increased by $1.0 million to $7.4 million as compared to $6.4 million for the same period in 2006. The increase is the result of an increase in international net sales.

Research and development costs

For the three months ended September 30, 2007, research and development costs decreased by $0.8 million to $0.1 million as compared to $0.9 million for the same period in 2006. The decrease was related to the timing of costs associated with the development of research and development activities.

For the nine months ended September 30, 2007, research and development costs decreased by $0.7 million to $0.7 million as compared to $1.4 million for the same period in 2006. The decrease was related to the development of our skin care formulation and the timing of research and development activities.

Other miscellaneous operating expenses

The remaining miscellaneous operating expenses are primarily variable in nature and correlated to changes in net sales. Variable costs included in other miscellaneous operating expenses consist of bank charges, telephone service, postage, insurance, and offsite storage fees. For the three months ended September 30, 2007, other miscellaneous operating expenses decreased by $0.3 million to $4.1 million as compared to $4.4 million in 2006. For the nine months ended September 30, 2007, other miscellaneous operating expenses increased by $0.8 million to $13.5 million as compared to $12.7 million in 2006.

Interest Income

We maintain interest-bearing accounts for certain of our cash equivalents and investments. Our total cash, cash equivalents and investments decreased by 7.8% as compared to the same period in 2006. For the three months ended September 30, 2007 and 2006, interest income remained the same at $0.6 million. For the nine months ended September 30, 2007, interest income increased to $1.9 million as compared to $1.8 million for the same period in 2006.

Other Income, Net

Other income, net consists of foreign currency transaction gains and losses related to translating our foreign subsidiaries’ assets, liabilities, revenues, and expenses to the United States dollar and translating the United States parent’s monetary accounts held in foreign locations using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies. For the three months ended September 30, 2007, we recorded net transaction losses from our foreign operations of $0.2 million as compared to net transaction gains of $0.7 million for the same period in 2006. For the nine months ended September 30, 2007, we recorded net transaction losses from our foreign operations of $0.1 million as compared to net transaction gains of $0.8 million in 2006.

Provision for Income Taxes

Provision for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows:

Country	For the three and nine months ended September 30, 2006	For the three and nine months ended September 30, 2007
United States*	37.5%	37.5%
Australia	30%	30%
United Kingdom	30%	30%
Japan	42%	42%
Republic of Korea	27.5%	27.5%
Taiwan	25%	25%

*	For 2006 and 2007, the United States statutory income tax rates include a federal income tax rate of 35% and an average state income tax rate of 2.5%, net of federal benefit.

More than one-third of our total consolidated net sales are derived from our international operations and subject to applicable country-specific statutory income tax rates. Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”), to account for income taxes. The provisions of FAS 109 require a company to record a valuation allowance when the “more likely than not” criteria for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we review the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of September 30, 2006 and 2007, we maintained a valuation allowance for deferred tax assets in the Republic of Korea and Taiwan collectively totaling $0.7 million and $1.0 million, respectively. We believe the “more likely than not” criteria for recognition and realization purposes, as defined in FAS 109, has not been met for the deferred tax assets arising from these jurisdictions.

For the three months ended September 30, 2007, our effective income tax rate decreased to 18.5% from 24.0% for the same period in 2006. The decrease in our effective income tax rate is related to a decrease in profitability in conjunction with favorable permanent items comparable to the same period in 2006, as well as a change in the mix of taxable income between countries as compared to the same period in 2006. For the nine months ended September 30, 2007, our effective income tax rate increased to 33.1% from 31.7% for the same period in 2006. The increase in our effective income tax rate is related to a decrease in favorable tax items compared to the same period in 2006.

Net Income and Earnings Per Share

Net income decreased primarily as a result of a decrease in operating profit related to additional compensation and depreciation costs associated with implementing our ERP System, and an increase in costs related to litigation support. For the three months ended September 30, 2007, diluted earnings per share decreased by 80.6%, or $0.29 per share, to $0.07 per share as compared to $0.36 per share for the same period in 2006. Diluted earnings per share, for the nine months ended September 30, 2007, decreased by 57.3%, or $0.51 per share, to $0.38 per share as compared to $0.89 per share for the same period in 2006.The decrease in diluted earnings per share primarily related to a decrease in operating profit related to an increase in litigation costs and costs associated with implementing our new ERP System.

Our quarterly cash dividend for 2007 increased to $0.09 per share as compared to $0.08 per share for 2006. Historically, we have declared and paid the following dividends:

Date dividends declared	Date dividends paid	Total amount of dividends	Dividend paid per common share
November 2004	January 2005	$1.9 million	$0.07
March 2005	April 2005	$1.9 million	$0.07
June 2005	July 2005	$1.9 million	$0.07
September 2005	October 2005	$1.9 million	$0.07
November 2005	January 2006	$2.1 million	$0.08
March 2006	April 2006	$2.1 million	$0.08
June 2006	July 2006	$2.1 million	$0.08
October 2006	October 2006	$2.1 million	$0.08
November 2006	January 2007	$2.1 million	$0.08
March 2007	April 2007	$2.4 million	$0.09
June 2007	July 2007	$2.4 million	$0.09
September 2007	October 2007	$2.4 million	$0.09

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, the funding of international expansion, and the payment of quarterly cash dividends. We generally fund our business objectives, operations, and expansion through net cash flows from operations rather than by incurring long-term debt, and we plan to continue to fund our needs through our net cash flows from operations. As of September 30, 2007, we had approximately $34.8 million in cash equivalents and $25.4 million in investments, which could be used along with our normal cash flows from operations to fund any unanticipated shortfalls in our future cash flows.

Cash and Cash Equivalents and Investments

For the nine months ended September 30, 2007, we continue to preserve a strong cash and investment position. At September 30, 2007 our investment balance remained the same at $25.4 million as compared to December 31, 2006. Our cash and cash equivalents decreased by 23.8%, or $10.9 million, to $34.8 million from $45.7 million at December 31, 2006. The decrease in cash and cash equivalents is partially related to timing of payments for operating expenses and additional costs associated with implementing our new ERP System.

Working Capital

Working capital accounts include cash and cash equivalents, receivables, inventories, prepaid expenses, deferred revenue, payables, and accrued expenses. At September 30, 2007 our working capital decreased by $2.8 million, or 9.7%, to $26.0 million from $28.8 million at December 31, 2006. The decrease in working capital primarily related to a decrease in cash partially offset by an increase in operating liabilities.

Our net consolidated cash flows consisted of the following:

For the nine months ended September 30,
Provided by (used in):	2006		2007
Operating activities	$23.4 million		$7.0 million
Investing activities	($29.2 million	)	($13.6 million	)
Financing activities	($9.9 million	)	($4.6 million	)

Operating Activities

For the nine months ended September 30, 2007, our net operating activities provided cash of $7.0 million compared to providing cash of $23.4 million for the same period of 2006. Net income adjusted for non cash activities provided cash of $19.7 million as compared to providing cash of $33.9 million for the same period of 2006. For the nine months ended September 30, 2007, our working capital accounts used cash of $12.7 million in net operating cash flow as compared to using $10.4 million in net operating cash flow for the same period of 2006.

We expect that our net operating cash flows in 2007 will continue to be sufficient to fund our current operations and future quarterly cash dividends.

Investing Activities

For the nine months ended September 30, 2007, our net investing activities used cash of $13.6 million compared to using cash of $29.2 million for the same period of 2006. For the first nine months of 2007, we purchased $10.9 million in capital assets compared to purchasing $20.3 million in capital assets and $8.0 million in investments for the same period of 2006. In addition, in 2007, we restricted additional cash of $2.7 million related to the increase in operations in the Republic of Korea as compared to increasing restricted cash by $1.0 million in 2006.

Capital asset purchases include capitalized costs associated with the development of our new ERP System. In 2004, we substantially completed the development of Phase I of this project. In 2005, we began configuring Phase II and in April 2007 we implemented Phase II. In the second and third quarters of 2007, we completed further stabilization activities and added additional functionality to our ERP System. For the nine months ended September 30, 2007, we capitalized $3.7 million for the ERP System.

For the remainder of 2007, we anticipate using internal resources to further stabilize our ERP System. In addition, we plan on using cash of between $0.1 million and $0.2 million for new internally-developed software projects and also plan to use cash of between $2.0 million and $3.0 million to purchase other capital assets for use in our operations, for expansion of our corporate facilities, and for planned international expansion.

Financing Activities

For the nine months ended September 30, 2007, we used cash of $4.8 million to fund payment of cash dividends to our shareholders and received $0.2 in cash proceeds from option holders exercising stock options and the tax benefit related to such stock option exercises. For the nine months ended September 30, 2006, we used cash of $9.9 million, of which we used $4.3 million to fund cash dividends to our shareholders and used $7.0 million to purchase 540,945 shares of our common stock on the open market. The amount of cash used was partially offset by the receipt of $0.9 million in cash proceeds from option holders exercising stock options and the recording of a $0.5 million tax benefit related to such stock option exercises.

General Liquidity and Cash Flows

We continue to generate positive cash flows from operations and believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations, our estimated payments of cash dividends, and the repurchase of our common stock in the open market, and international expansion for the next 12 to 24 months. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we would be required to raise additional funds, which may not be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any special-purpose entity arrangements, nor do we have any off-balance-sheet arrangements. However, we do maintain certain future commitments associated with various agreements and contracts. As of September 30, 2007, our future maturities of existing commitments and obligations were as follows:

•	funding various operating leases for building and equipment rental of $11.3 million through 2017;

•	funding various supply agreements to purchase raw materials of $25.1 million through 2016;

•	funding $3.0 million of the long-term post employment royalties payable to Dr. McAnalley through 2015; and

•

funding $1.1 million through August 2008 for non-cancellable executive employment agreements with Mr. Samuel L. Caster, Mr. Terry L. Persinger, Mr. Stephen D. Fenstermacher, Mr. Terence L. O’Day, and Mr. B. Keith Clark.

•

In October 2007, we signed additional non-cancellable employment agreements, resulting in a future commitment of $2.3 million through September 2009 for agreements with Mr. Samuel L. Caster, Mr. Terry L. Persinger, Mr. Stephen D. Fenstermacher, Mr. Terence L. O’Day, Mr. Robert A. Sinnott, Mr. Alfredo Bala, and Mr. B. Keith Clark.

We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management is continuing to explore the possibility of the benefits of purchasing a manufacturing facility to help control costs of our raw materials and help ensure quality control standards. We have maintained purchase commitments with certain of our raw material suppliers to purchase minimum quantities and help ensure exclusivity of our raw materials and proprietorship of our products. Currently, we have four supply agreements that require minimum purchase commitments. We expect to exceed our minimum monthly purchase commitment requirements. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards, which do not require us to purchase any set minimums.

Recent Accounting Pronouncements

FAS 157    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, established a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which would be our fiscal year beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

New accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

We are exposed to other market risks, including changes in currency exchange rates as measured against the United States dollar. Because the change in value of the United States dollar measured against foreign currency may affect our consolidated financial results, changes in foreign currency exchange rates could positively or negatively affect our results as expressed in United States dollars. For example, when the United States dollar strengthens against foreign currencies in which our products are sold or weakens against foreign currencies in which we may incur costs, our consolidated net sales or related costs and expenses could be adversely affected.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. In the second quarter of 2007, we began to have exposure to foreign currency exchange rate risk in South Africa and Switzerland. The current (spot) rate, weighted-average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar for each of these countries as of and for the nine months ended September 30, 2007 were as follows:

Country (foreign currency name)	Low	High	Weighted- Average	Spot
Australia (Dollar)	$0.77230	$0.88840	$0.82163	$0.88840
Canada (Dollar)	$0.84380	$1.00810	$0.90685	$1.00810
Denmark (Krone)	$0.17320	$0.19150	$0.18053	$0.19150
Germany (Euro)	$1.29060	$1.42720	$1.34454	$1.42720
Japan (Yen)	$0.00807	$0.00883	$0.00838	$0.00871
New Zealand (Dollar)	$0.67920	$0.80810	$0.72717	$0.75830
Republic of Korea (Won)	$0.00105	$0.00113	$0.00108	$0.00110
South Africa (Rand)	$0.13360	$0.14680	$0.14041	$0.14660
Switzerland (Franc)	$0.79740	$0.85960	$0.82124	$0.85960
Taiwan (Dollar)	$0.02989	$0.03087	$0.03031	$0.03063
United Kingdom (British Pound)	$1.92560	$2.06240	$1.98721	$2.04770

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded, based on their evaluations as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (as defined in Exchange Act Rules 13(a) and 15(d)-15(e)), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period April 1, 2007, through September 30, 2007, there were changes in our internal control over our financial reporting related to implementing our new ERP System. Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, have evaluated such changes in our internal control over financial reporting and determined that such changes did not materially affect, or are not reasonably likely to materially affect, our internal control over financial reporting. We continually modify and enhance our ERP System and believe the future enhancements or modifications will not have a material affect on our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Securities Class Action Lawsuits

We have been sued in three securities class action lawsuits, which remain pending at September 30, 2007.

•

First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against us and Mr. Samuel L. Caster, our former Chief Executive Officer, on behalf of himself and all others who purchased or otherwise acquired our common stock between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby.

•

Second, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against us, Mr. Caster, Mr. Terry L. Persinger, our President and current Chief Executive Officer, and Mr. Stephen D. Fenstermacher, our Chief Financial Officer.

•	Third, on September 5, 2005, Mr. Michael Bruce Zeller filed a class action lawsuit against us, Mr. Caster, Mr. Persinger, and Mr. Fenstermacher.

These three lawsuits were initially filed and consolidated in the United States District of New Mexico. On January 29, 2007, the consolidated action was transferred to the United States District Court for the Northern District of Texas, Dallas Division, and on March 29, 2007, upon joint motion of the parties, was transferred to the docket of United States District Judge Ed Kinkeade. The Mannatech Group, consisting of Mr. Austin Chang, Ms. Naomi S. Miller, Mr. John Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, has been appointed as lead plaintiffs, Coughlin Stoia Geller Rudman & Robbins LLP has been appointed as lead counsel, and Provost Umphrey LLP has been appointed local counsel for the putative class.

On July 12, 2007, Lead Plaintiff for the putative class filed a Second Amended Consolidated Class Action Complaint, which is substantively similar to the Amended Consolidated Class Action Complaint filed on March 22, 2007 and reported in our previous filings, but expands the class period to July 5, 2007, and adds references to an enforcement lawsuit discussed below, which was filed by the Texas Attorney General against us on July 5, 2007, and the subsequent drop in our common stock price.

Defendants filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on August 27, 2007, arguing that the complaint did not meet the heightened pleading standards of the Private Securities Litigation Reform Act. Lead Plaintiffs’ response to the motion to dismiss has been extended to December 20, 2007 to permit the parties to conduct an upcoming mediation scheduled for November 20, 2007. This mediation will take place before Judge Daniel Weinstein in California and will involve coordinated discussions between us, the individual Defendants in all pending securities lawsuits, and counsel for plaintiffs in both the securities class action and the various derivative actions.

Shareholder Derivative Lawsuits

We have also been sued in five purported derivative actions, which remain pending.

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

•

Fourth, on April 25, 2007, a shareholder derivative action was filed by Duncan Gardner, Derivatively and on Behalf of Nominal Defendant Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, J. Stanley Fredrick, Patricia A. Wier, Alan D. Kennedy, Gerald E. Gilbert, John Stuart Axford, Marlin Ray Robbins, and Larry A. Jobe in the 162nd District Court of Dallas County, Texas.

•

Fifth, on July 23, 2007, a shareholder derivative action was filed by Frances Nystrom, Derivatively and On Behalf of Mannatech, Inc. against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, Stephen Boyd, John Stuart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, Larry A. Jobe, Bill H. McAnnalley and Donald A. Buchholz in the 44th District Court of Dallas County, Texas.

Shortly after the commencement of the class action litigation, the first three of these actions were filed. These lawsuits make allegations similar to the allegations of the shareholder class action litigation described above. The Schrimpf state court lawsuit has been stayed pending the outcome of the Middleton federal lawsuit, the first-filed derivative action. On February 5, 2007, the Court administratively closed the Schrimpf action, subject to being reopened when the case again becomes active.

The Special Litigation Committee appointed by our independent Directors to review the allegations made by Middleton, Schrimpf, and Nystrom determined that it is in our best interests to dismiss those derivative lawsuits. We filed motions to dismiss the Middleton and Nystrom complaints on March 12, 2007, seeking dismissal under Federal Rule 12(b)(6) and Texas Business Corporation Act article 5.14. The plaintiffs were required to file their responses by July 31, 2007, but the parties agreed to extend the response date until 60 days after the Court rules on the plaintiffs’ pending motions to compel, and motions to that effect were filed on July 31, 2007 by each plaintiff. The motions to set a revised briefing schedule remain pending.

The Gardner action, which was filed on April 25, 2007, and the second Nystrom action, which was filed July 23, 2007, make allegations with regard to the funding of our various research projects. Both lawsuits are consistent with demand letters sent on behalf of both shareholders, and noted in our previous filings. The Special Litigation Committee is presently reviewing these allegations made by Gardner and Nystrom. The parties have agreed to a stay of the Gardner lawsuit pending the Special Litigation Committee’s determination, pursuant to Texas Business Corporation Act article 5.14, and the Court signed an order staying and administratively closing the case on July 31, 2007. There has been no activity since July 31, 2007 in the second-filed Nystrom action.

Plaintiffs in the consolidated putative class actions and in the shareholder derivative actions seek an unspecified amount of compensatory damages, interest, and costs, including legal and expert fees.

Texas Attorney General’s Lawsuit

We have also been sued in an enforcement action (referenced above) that was filed by the Texas Attorney General’s Office on July 5, 2007. In that lawsuit, the State of Texas sued Mannatech, Incorporated, MannaRelief Ministries, Samuel L. Caster, the Fisher Institute, and Reginald McDaniel for alleged violations of the Texas Food, Drug, and Cosmetics Act and the Texas Deceptive Trade Practices Act. The allegations, consistent with the allegations made by the securities class action and derivative plaintiffs, primarily concern the marketing of our products by our independent associates. The action seeks temporary and permanent injunctive relief, statutorily-prescribed civil monetary penalties, and the restoration of money or other property allegedly taken from persons by means of unlawful acts or practices, or alternatively, damages to compensate for such losses. We have entered into discussions with representatives of the Attorney General’s Office to attempt to resolve the concerns raised in the petition.

In response to these actions, we continue to work with our experienced securities litigation counsel to vigorously defend us and our officers and directors. We also believe this type of litigation is inherently unpredictable. It should be noted that a court must certify a class before a case can proceed as a class action lawsuit and that the determination has not been made in the consolidated securities cases. We believe these types of repetitive lawsuits (seeking class action status) are common in today’s litigious society and many reputable companies have successfully defended themselves against such litigation. It is not possible at this time to predict whether we will incur any liability, or to estimate the damages or the range of damages, if any, that we might incur in connection with any of the above-mentioned lawsuits.

Patent Infringement Litigation

We currently have two patent infringement suits on file. On March 16, 2006, we first filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of our utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. On February 9, 2007, we filed an Amended Complaint, which adds patent infringement claims relating to our utility United States Patent No. 7,157,431 (also entitled “Compositions of Plant Carbohydrates as Dietary Supplements”).

In the Amended Complaint, we seek to stop Glycobiotics from manufacturing, offering, and selling its glyconutritional product marketed under the brand name “Glycomannan.” The Amended Complaint also alleges claims for unfair competition and business disparagement because of false and misleading statements made by Glycobiotics in connection with its marketing and sale of Glycomannan.

Glycobiotics answered our Amended Complaint on February 20, 2007, asserting various affirmative defenses and three counterclaims alleging anticompetitive conduct under the Sherman Act in connection with the market for arabinogalactan. Following extensive discovery, and the disclosure of an expert refuting the allegations contained in the counterclaims, on August 6, 2007, counsel for Glycobiotics filed a stipulated motion to dismiss all of its counterclaims.

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

By September 14, 2007, the parties submitted all briefing on our Motion for Summary Judgment on the Patent Infringement Claims and Glycobiotics’ two Motions for Partial Summary Judgment, related to our patent and trademark infringement claims. We now await the Court’s rulings on the motions, after which the Court will set the case for trial, likely for Winter 2007-08. We continue to vigorously prosecute the case and believe the likelihood of an unfavorable outcome is remote.

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

After Triton Nutra failed to answer the Amended Complaint, we requested, and the Clerk of Court entered, a default judgment against Triton Nutra on May 3, 2007. We also sought to continue our case against Techmedica Health, seeking discovery on the patent infringement and business disparagement claims. In response, Techmedica Health filed a Motion to Stay Proceedings and for a Protective Order from Deposition Notice on May 2, 2007, which sought to stay the case until after a judgment is issued in the Glycobiotics case. The Court granted the motion on August 10, 2007. Once judgment has been issued in the Glycobiotics case, we intend to prosecute this case to judgment and believe the likelihood of an unfavorable outcome is remote. With no pending counterclaims, our potential loss is limited to an award of the defendants’ court costs.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and the updates and additions to such risk factors included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, which could materially affect our business and/or our consolidated financial position, results of operations, and cash flows. The risks described below and in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future and/or our consolidated financial position, results of operations, or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

As disclosed in the Company’s Current Report on Form 8-K, filed on October 18, 2007, and Amendment No. 1 thereto, filed on October 24, 2007, the Company dismissed Grant Thornton LLP as its independent registered public accountants and engaged BDO Seidman, LLP, effective October 18, 2007, to act as its independent registered public accountants. There were no disagreements with Grant Thornton LLP on any accounting, financial statement disclosure or auditing scope or procedures.

In connection with the dismissal of Grant Thornton LLP, the Company has received informal inquiries from NASDAQ and the Securities and Exchange Commission.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2006
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amendment to Employment Agreement between Robert A. Sinnott, Ph.D. and Mannatech, effective August 31, 2007, dated August 28, 2007.	8-K	000-24657	10.1	August 29, 2007
10.2	Amendment to Employment Agreement between John W. Price and Mannatech, effective August 31, 2007, dated August 29, 2007.	8-K	000-24657	10.1	August 30, 2007
10.3	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.4	Employment Agreement between Terence L. O’Day and Mannatech, dated October 5, 2007.	8-K	000-24657	10.1	October 11, 2007
10.5	Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated October 5, 2007.	8-K	000-24657	10.2	October 11, 2007
10.6	Employment Agreement between Robert A. Sinnott, Ph.D. and Mannatech, dated October 5, 2007.	8-K	000-24657	10.3	October 11, 2007
10.7	Employment Agreement between B. Keith Clark and Mannatech, dated October 5, 2007.	8-K	000-24657	10.4	October 11, 2007
10.8	Amendment to Employment Agreement between Alfredo Bala and Mannatech, dated October 11, 2007.	8-K	000-24657	10.1	October 17, 2007
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

November 9, 2007	/S/ TERRY L. PERSINGER
Terry L. Persinger
Chief Executive Officer (principal executive officer)

November 9, 2007	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher
Chief Financial Officer and Senior Vice President (principal financial officer)

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2006
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amendment to Employment Agreement between Robert A. Sinnott, Ph.D. and Mannatech, effective August 31, 2007, dated August 28, 2007.	8-K	000-24657	10.1	August 29, 2007
10.2	Amendment to Employment Agreement between John W. Price and Mannatech, effective August 31, 2007, dated August 29, 2007.	8-K	000-24657	10.1	August 30, 2007
10.3	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.4	Employment Agreement between Terence L. O’Day and Mannatech, dated October 5, 2007.	8-K	000-24657	10.1	October 11, 2007
10.5	Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated October 5, 2007.	8-K	000-24657	10.2	October 11, 2007
10.6	Employment Agreement between Robert A. Sinnott, Ph.D. and Mannatech, dated October 5, 2007.	8-K	000-24657	10.3	October 11, 2007
10.7	Employment Agreement between B. Keith Clark and Mannatech, dated October 5, 2007.	8-K	000-24657	10.4	October 11, 2007
10.8	Amendment to Employment Agreement between Alfredo Bala and Mannatech, dated October 11, 2007.	8-K	000-24657	10.1	October 17, 2007
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.