Form 10-K
period 2007-12-31
MANNATECH INC
filed 2008-03-17
CIK 1056358

2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 29, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was $248,908,111, based on the closing sale price of $15.89, as reported on the NASDAQ Global Market.

The number of shares of the Registrant’s common stock outstanding as of March 7, 2008 was 26,460,788 shares.

Documents Incorporated by Reference

Mannatech incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2008 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

Special Note Regarding Forward-Looking Statements

Certain disclosures and analysis in this Form 10-K, including information incorporated by reference, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance or other statements other than statements of historical fact are considered forward-looking statements and reflect only current views about future events and financial performance. Some of these forward-looking statements include statements regarding:

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below and in the “Risk Factors” section in Item 1A of this Form 10-K, and elsewhere in this Form 10-K and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

•	overall expected growth in the nutritional supplements industry;

•	plans for expected future product development;

•	changes in manufacturing costs;

•	shifts in the mix of packs and products;

•	the future impact of any changes to global associate career and compensation plans or incentives;

•	the ability to attract and retain independent associates and members;

•	new regulatory changes that may affect operations and/or products;

•	any impact of competition, competitive products, and pricing;

•	any impact related to media or publicity; and

•	the political, social, and economic climate.

Forward-looking statements generally can be identified by use of phrases or terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “projects,” “potential,” and “continues” or other similar words or the negative of such terms and other comparable terminology. Similarly, descriptions of Mannatech’s objectives, strategies, plans, goals, or targets contained herein are also considered forward-looking statements. Readers are cautioned when considering these forward-looking statements to keep in mind these risks, assumptions, and uncertainties and any other cautionary statements in this report, as all of the forward-looking statements contained herein speak only as of the date of this report.

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

Overview

Mannatech, Incorporated is a global wellness solution provider, which was incorporated and began operations in November 1993. We currently sell our products in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. We develop and sell innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that target optimal health and wellness. We operate as a single business segment and primarily sell our products and starter and renewal packs through a network of independent associates and members, also called current independent associates and members. As of December 31, 2007, we had approximately 575,000 independent associates and members who have purchased our products within the last 12 months.

We sell our products through network-marketing, which we believe is a unique and very effective communication channel for both our business and our products. Today there are thousands of products that can be purchased by consumers through a vast array of channels including retail centers, mass marketing, the Internet, or network-marketing. We believe the network-marketing channel allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. We also believe network-marketing effectively accelerates new product introduction into the global marketplace at a lower cost than other more conventional marketing methods such as expensive ad campaigns. In addition, network-marketing provides our business-building independent associates with an avenue to supplement their income and develop financial freedom by building their own businesses centered around our business philosophies and unique products.

Since our initial public offering in February 1999, our common stock has traded on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol “MTEX”. Information for each of our five most recent fiscal years, with respect to our net sales, results of operations, and identifiable assets is set forth in “Item 6.—Selected Financial Data” of this report.

Available Information

We make available free of charge, through our Internet website (www.mannatech.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Mannatech, Incorporated, that electronically file with the SEC at http://www.sec.gov. Additionally, such materials are available in print upon the written request of any shareholder to our principle executive office located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019, Attention: Investor Relations or by contacting our investor relations department at (972) 471-6512 or IR@mannatech.com.

Business Segment, Products and Product Development

Business Segment. We operate as a single business segment—primarily as a seller of nutritional supplements through network-marketing distribution channels in ten countries. See below for product information. For more information with respect to the financial results and conditions of our business segment, including financial information about geographic areas, see Note 16 to our consolidated financial statements.

Products. Scientists have discovered that a healthy body consists of many sophisticated components working in harmony to achieve optimal health and wellness and requires accurate cellular communication to function at an optimal level. In its most basic form, a body’s internal communication occurs at the cellular level and is referred to as cell-to-cell communication. Scientists also discovered that there are over 200 monosaccharides, also called sugar molecules, which form naturally. Eight of these specific monosaccharides, or sugar molecules, are considered vital components for cellular communication in the human body. Furthermore, scientists discovered that these monosaccharides, or sugar molecules, attach themselves to certain proteins, which then form a molecule called glycoprotein. Harper’s Biochemistry, a leading and nationally-recognized biochemistry reference source, recognizes that these eight sugar molecules are found in human glycoproteins and are believed to be essential in helping to promote and provide effective cell-to-cell communication in the human body. These eight monosaccharides, or sugar molecules, are:

•	fucose;

•	galactose;

•	glucose;

•	mannose;

•	N-acetylgalactosamine;

•	N-acetylglucosamine;

•	N-acetylneuraminic acid; and

•	xylose.

The history of our proprietary ingredients is as follows:

•	In 1994, we developed and began selling our first products containing Manapol®, an ingredient that supports cell-to-cell communication.

•

In 1996, we enhanced our products based on the study of glycoproteins and our scientists developed our own proprietary compound, Ambrotose® complex, which we patented. Ambrotose® complex is a blend of specific monosaccharides, also called glyconutrients (sugar), that help provide support for the immune system.

•

In 2001, we broadened our proprietary ingredients by developing Ambroglycin®, a balanced food-mineral matrix which helps deliver nutrients to the body and which is used in our proprietary Catalyst and Glycentials® products.

•	In 2004, we introduced our proprietary blend of antioxidant nutrients, called MTech AO Blend®, which is used in our proprietary antioxidant product, Ambrotose AO®.

•	In 2006, we introduced a unique blend of plant-based minerals, natural vitamins, and standardized phytochemicals for use in our proprietary product, PhytoMatrix™.

•

In 2006, we introduced a compound used in reformulated Advanced Ambrotose™. This compound allows a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe to be produced in a stable powdered form.

•

In 2007, we introduced into the United States market our skin care line of products that supports skin’s natural texture, beauty, and elasticity. We also launched PhytoMatrix™, Advanced Ambrotose™ capsules and Manna•Bears™ into international markets.

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

Our product philosophy focuses on a full spectrum of products aimed at helping to promote and maintain optimal health and wellness including the following:

Optimal Health, which offers a variety of nutritional supplements that aid in optimizing overall health and wellness and includes Plus, Classic Plus, Advanced Plus, Glycentials® Vitamin and Mineral Supplement, Ambrotose AO®, Advanced Ambrotose ™, PhytoMatrix™, Undaria, and Catalyst.

Wellness Management, which concentrates on specialized nutrients to help support and maintain specific areas of the body and includes Ambrotose® complex, CardioBalance®, ImmunoStart®, Ambrotose ® Bulk, MannaCleanse™, PhytAloe®, PhytAloe® Bulk, GI-Pro®, GI-Zyme®, and Ambrotose™ Classic.

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

No one product accounted for more than ten percent of our net sales for the years ended December 31, 2007, 2006, and 2005.

In 2008, we are continuing our plans to launch additional skin-care products into the United States, Canada, Australia, New Zealand, Taiwan, the United Kingdom, Denmark, and Germany. In addition, we plan to introduce our Optimal Health System and PhytoMatrix™ into South Africa in the second quarter of 2008. We also plan to launch PhytoMatrix™ into other international markets and phase out Glycentials®.

Product Development. Our product committee continues to focus on potential new products and compounds that help target or promote overall health and wellness. When considering new products and compounds, our product committee considers the following criteria:

•	marketability and proprietary nature of the product;

•	demand for the product;

•	competitors’ products;

•	regulatory considerations;

•	availability of ingredients; and

•	existence of data supporting claims of efficacy and safety.

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

Industry Overview

Nutrition Industry

We operate in the nutritional supplement industry and distribute and sell our products through our own global network-marketing channel. The nutritional supplement industry is highly fragmented and intensely competitive. It includes companies that manufacture and distribute products that are generally intended to enhance the body’s performance and well being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom. Prior to 1990, all dietary supplements in the United States were tightly regulated by the Food & Drug Administration (“FDA”) and only included essential nutrients such as vitamins, minerals and proteins. In 1990, the Nutrition Labeling and Education Act expanded the category to include “herbs or similar nutritional substances,” but the FDA maintained control over pre-market approval. However, in 1994, the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) was passed in the United States, drastically changing the dietary supplement marketplace. The DSHEA was instrumental in expanding the category of dietary supplements to further include herbal and botanical supplements and ingredients such as ginseng, fish oils, enzymes, and various mixtures of these ingredients. Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.

Nutritional supplements are sold through mass market retailers, including mass merchandisers, drug stores, supermarkets, and discount stores; health food stores; mail order companies; and direct sales organizations. Direct selling, of which network-marketing is a significant segment, has grown significantly and has been enhanced in the past decade as a distribution channel due to advancements in technology and communications resulting in improved product distribution and faster dissemination of information.

The Nutrition Business Journal is a research, publishing and consulting company serving the nutrition, natural products, and alternative health care industries. According to the Nutrition Business Journal, Supplement Business Report 2007, the United States’ supplement sales to consumers in 2006 were $22.5 billion, which represented sales growth of 5.4% in 2006. The report also forecasts a 4-6% compound annual growth rate in sales for 2007 through 2010. Historical sales for 2006 and 2005, and growth forecasts for 2007 from the different sectors within the United States nutrition industry were as follows:

Nutrition Industry Sector	Projected 2007	2006	2005
Functional foods	36%	37%	35%
Nutritional supplements	26%	26%	28%
Natural and organic foods	29%	28%	28%
Natural personal care	9%	9%	9%

Total nutrition industry	100%	100%	100%

Of the total reported annual revenues from the United States nutrition industry, sited above, the percentage of total annual revenues by sales outlet type for 2006 and 2005, and projected 2007 were as follows:

Nutrition Industry Sales Outlet	Projected 2007	2006	2005
Grocer, drug, mass merchandise or club	54%	54%	52%
Specialty retail	33%	33%	35%
Mail order	2%	2%	2%
Multi-level marketing/direct selling	8%	8%	8%
Practitioner	2%	2%	2%
Internet	1%	1%	1%

Total sales by sales outlet	100%	100%	100%

The Nutrition Business Journal also reported that global nutritional industry sales for 2006 were $228.3 billion and that on average, the global nutritional industry grew 8.3%. Predictions for 2007 are that the global nutritional industry will grow 7.5%. The expected growth rate for the global nutrition industry is largely attributed to the following:

•	the wide acceptance of the Internet and increased access to information by consumers;

•	the rising cost of traditional health care;

•	the growing acceptance and study of the concept of natural-based alternatives;

•	the general aging of the population; and

•	the passage of regulatory acts in foreign markets similar to those in the United States, such as the DSHEA.

Direct Selling/Network-Marketing Channel

Since the 1990’s, the direct selling or network-marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct-selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, by-pass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. Direct selling is an industry with steady annual growth, healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, through 2006 there were approximately 59.4 million sales people around the world who generated annual retail sales of $109.4 billion.

Operating Strengths

1.

High-Quality, Innovative, Proprietary Products. Our product concept is based on the scientific belief that certain monosaccharides, or sugar molecules, are essential for maintaining a healthy immune system. We believe the addition of effective nutritional supplements to a well-balanced diet, coupled with an effective exercise program, will enhance and help maintain optimal health and wellness. Our products are formulated with predominately naturally-occurring, plant-derived, carbohydrate-based safe ingredients that are designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness, rather than developing synthetic, carbohydrate-based products, as other companies are doing.

We believe that our patented proprietary blend of Ambrotose® complex found in the majority of our products distinguishes us as a leader in the global nutritional supplements industry and that no other combination of vitamins, minerals, amino acids, or herbals can replace the glyconutrients, also known as monosaccharides or sugar molecules, found in our Ambrotose® complex. We also believe the use of unique compounds found in our products allows us to effectively differentiate and distinguish our products from those of our competitors.

2.	Research and Development Efforts. We are steadfast in our commitment to quality-driven research and development. We use systematic processes for the research and development of our unique proprietary product formulas, as well as the identification of quality suppliers and manufacturers. Our research and quality assurance programs are outlined on our corporate website, www.mannatech.com.

Dr. Robert Sinnott, who was employed in August 2005, leads our team of well experienced researchers and scientists. Our team of researchers continually reviews the latest published research data, attends scientific conferences, and draws upon its vast knowledge and expertise. In addition, our research team works in collaboration with other research firms, universities, institutes, and scientists. Our products have been the focus of various clinical studies and research programs. Some of the more recent research agreements include a research agreement signed in June 2006, with Hyperion Biotechnology, Inc., to fund a research study related to Ambrotose® complex and a third agreement signed in December 2006, with St. George’s Hospital & Medical School, in London, England to help fund a three-year clinical trial related to a dosing and optimization study on our Ambrotose® complex technology.

We have strategic alliances with our suppliers, consultants, and manufacturers, which allow us to effectively identify, develop, and market high-quality, innovative, proprietary products that increase our competitive advantage in the marketplace.

Our research and development efforts include developing and maintaining quality standards, supporting development efforts for new ingredients and compounds, and improving or enhancing existing products or ingredients. In addition, our research and development team identifies other quality-driven suppliers and manufacturers for both our global and regional needs. In 2007 and 2006, we invested approximately $6.6 million and $6.5 million, respectively, in research and development efforts and projects and plan to spend approximately $7.6 million in 2008.

3.	Quality Assurance Program. We use qualified manufacturing contractors to produce, test and package our finished products. These contractors must strictly adhere to our quality assurance program and when necessary be certified by the Therapeutic Goods Administration of Australia (“TGA”). The TGA requires companies that manufacture complementary medicines to comply with its good manufacturing practices regulations. Our quality assurance program complies with the following regulations:

•

the FDA’s current Good Manufacturing Practice (“GMP”) in manufacturing, packaging, labeling, or holding operations for dietary supplements, as described in the Federal Register: June 25, 2007 (Volume 72, Number 121);

•	the FDA’s GMP for human food, as described in 21 CFR part 110 of the Federal Code of Regulations; and

•	the requirements of the Natural Health Products Directorate of Canada.

We have established a quality assurance program, designed to ensure compliance with regulatory requirements and to ensure that proper controls are maintained in the manufacturing, evaluation, packaging, storage; and distribution of our products. These controls include a comprehensive supplier quality program that requires frequent audits and surveillances, third-party certifications, and product monitoring.

Our in-house quality assurance program is led by a team of professionals, many of whom have extensive experience in the pharmaceutical industry and continually monitor the quality assurance aspects of our products, including the production process. Our quality assurance professionals develop quality standards and testing methods for ingredients and finished products and perform tests and inspections to ensure that products are of high quality and safe. Products and ingredients that fail to meet our strict standards are rejected by our quality assurance department.

We require our dietary supplements to be packaged with seals to help minimize the risk of tampering. We also perform stability studies under controlled and accelerated temperature storage conditions to ensure the accuracy of the shelf life of our products.

4.	High-Caliber, Industry-Leading Independent Associates. Our global team of independent associates are comprised for the most part of very dedicated, hard working, high-caliber compliant individuals, many of whom have been associated with the network-marketing industry for decades and have been loyal to Mannatech since our beginning in 1993. To capitalize on their wealth of knowledge and experience, we sponsor a panel of independent associates, called “the North American Associate Advisory Council”, and a panel of international independent associates, called the “Global Advisory Council” (collectively called the “Advisory Council”), which help identify and effectively relay the needs of our independent business-building associates to us. Each member of the Advisory Council is elected by their peers and serves a three-year term. The Advisory Council meets periodically with our team of senior management to recommend changes, discuss issues, and provide new ideas or concepts, including a full spectrum of innovative ideas for additional quality-driven nutritional supplements aimed at maintaining optimal health and wellness.

5.	Support Philosophy for Our Customers. We are fully committed to providing the highest level of support services to our customers and believe that we meet expectations and build customer loyalty through the following:

•	providing efficient order processing centers to support our operations;

•	offering highly-personalized and responsive customer service;

•	offering a 100% satisfaction guarantee product return policy for the first 180 days following the product’s purchase ;

•	providing a comprehensive corporate website, which allows instant access to Internet ordering, marketing and educational information, and unique and innovative marketing tools;

•	offering free personalized website development for our independent associates;

•

maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and downline organization reporting for our independent associates at minimal costs;

•	offering updated training/orientation and compliance programs for our independent associates;

•	providing strategically based distribution fulfillment centers to ensure our products are shipped on time and at minimal cost;

•	sponsoring comprehensive training about our products and promotional materials, and offering a full spectrum of comprehensive educational materials; and

•

sponsoring several corporate events, which are designed to provide information, education, and motivation for our dedicated business-building associates and to help stimulate business development. These events provide an interactive venue for introducing new products and services and allow interaction between our management teams, outside researchers, and our independent associates.

6.	Flexible Operating Strategy. We believe efficiency, focus, and flexibility are paramount to our operations. For over a decade, we have contracted with third parties to produce our proprietary raw materials and manufacture our proprietary products, which we believe allows us to minimize capital expenditures, capitalize on such parties’ expertise, and build additional resources for strategic alliances in the areas of distribution and logistics, product registration, and export requirements. By contracting with various suppliers and manufacturers and by outsourcing distribution for all of our foreign operations, except Europe, we believe we can quickly adapt our operations to current demands in a timely, efficient, and cost-effective manner. We monitor the performance of our third party contractors to ensure they maintain a high quality of service. In addition, we identify alternative sources for our raw materials suppliers and finished goods manufacturers to help prevent any risk of interruption in production should any existing contractors become unable to perform satisfactorily.

7.	Experience and Depth of Our Management Team. We believe our team of executives has extensive experience in all aspects of business operations and is highly-focused on our success. We also invest in comprehensive executive-based training for our core management team to continue to improve the quality and integrity of our operations. Our board of directors is composed of nine directors, including one executive officer and five independent directors. Our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network-marketing, finance, nutritional products, regulatory matters, corporate governance, and clinical research. Our entire management team is committed to delivering high-quality products and superior service.

Business Strategy

Coupled with our operating strengths, our business strategy and operating goals for our future include the continuation of the following:

•

Strengthening our Financial Results and Adding Value to Our Shareholders and Independent Associates. We reported a 0.6% increase in our consolidated net sales for the year ended December 31, 2007 as compared to 2006. Our Board of Directors plans to continue to declare quarterly cash dividends in the future. We believe we can continue to concentrate on improving financial results by focusing on ways to increase our revenues in both our domestic and foreign operations, continuing to control all operating costs, and planning expansion into additional foreign markets.

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

Intellectual Property

Trademarks. We aggressively pursue registrations for all trademarks associated with our key products and protection of our legal rights concerning our trademarks. As of December 31, 2007, we had approximately 40 trademark registrations in the United States and approximately seven trademark applications pending with the United States Patent and Trademark Office. At December 31, 2007, we also had approximately 457 trademark registrations and 86 trademark applications pending in 21 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers.

Patents. We apply for patent protection in various countries for formulations and use of compositions and methods that relate to our Ambrotose®. As of December 31, 2007, we had obtained 43 patents for technology related to the Ambrotose® formulation, five of which are in the United States and the remainder of which are in 29 foreign jurisdictions. We also have six pending patent applications in the United States. One of our United States pending patent applications relates to our Ambrotose® complex technology and three of our United States pending patent applications relate to our antioxidant technology. The other two patent applications relate to i) ImmunoStart®, a biomarker assay and ii) our website www.GlycoScience.org. Depending on the jurisdiction, an issued patent grants us certain rights to prevent others from: making, offering to sell, using, importing and/or selling the patented subject matter for the term of the patent. The exclusionary rights of these patents are national in scope. Until a patent is approved and issued, we cannot exclude others from making, using, selling, offering to sell, or importing a product that falls within the scope of the claims in the application.

Associate Distribution System

Overview. Our sales philosophy is to distribute our products through network-marketing channels where consumers purchase products for personal consumption or resale. Members purchase our products for personal use at a discounted retail value, but do not participate in our global associate career and compensation plan. Independent associates purchase our products at a discounted wholesale value and are eligible to participate in our global associate career and compensation plan. All of our associates are independent contractors. We provide each new independent associate with our policies and procedures that require our independent associates to comply with regulatory guidelines and act in a consistent and professional manner.

Our revenues are heavily dependent upon the retention and productivity of independent associates to help us achieve long-term growth. We believe the introduction of new innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. Total independent associates and members purchasing our products within the 12 months ended December 31, 2007 and 2006 were approximately 575,000 and 544,000, respectively.

To gain operating efficiencies, we offer a 10% discount to independent associates and a 5% discount to independent members who enroll in our automatic monthly order program. Our automatic monthly order program allows our independent associates to receive a standing order every four weeks and our members to receive a standing order once a month. Automatic monthly orders, on average, account for approximately 76% of our total orders placed during a calendar month.

Independent Associate Development. Network-marketing consists of enrolling individuals who build a network of independent associates, members, and retail customers who purchase products. We support our independent associates by providing an array of support services that can be tailored to meet individual needs, including:

•	offering educational meetings and corporate-sponsored events that emphasize business-building and compliance-related information;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;

•	providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;

•	maintaining an efficient decentralized ordering and distribution system;

•	providing highly personalized and responsive order processing and customer service support that can be accessed by multiple communication channels including telephone, Internet, or e-mail;

•	offering 24-hour, seven days a week access to information and ordering through the Internet;

•	offering Success Tracker™, a customized business-building genealogy system, which contains graphs, maps, alerts, reports, and web video conferencing for our independent associates; and

•	providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment.

Together with our continuing independent associates, we provide training and education for our new independent associates about our products and network-marketing. We offer a unique global orientation/training program that integrates audio, video, and graphics so that associates can customize their own individual, unique marketing and training program. This training program helps provide systematic and uniform training related to our products and related global regulatory requirements, global associate career and compensation plan, and various methods of conducting business including ethics and compliance. We also offer a variety of brochures, monthly newsletters, two magazines, and other promotional materials to associates to assist in their sales efforts, training, and continuing education. We continually update our training and promotional materials to provide our associates with the most current information and motivational tools.

Our global associate career and compensation plan consists of ten independent associate achievement levels. Independent associate achievement levels from lowest to highest include:

•	active;

•	qualified;

•	regional;

•	national;

•	executive;

•	presidential;

•	bronze;

•	silver;

•	gold; and

•	platinum.

Independent associate achievement levels are determined by the growth and volume of direct and indirect commissionable net sales credited to the associate’s global organization. Global commissionable net sales are calculated based on certain product and pack sales, which are assigned a product point volume. Promotional materials and training aids are not assigned any point volume. Independent associates earn points, which in turn earn commissions from their direct and indirect global product sales, as well as points for expanding their networks. This point structure is referred to as our global seamless downline structure, which allows independent associates to build their global organization by expanding their existing downlines into all international markets rather than having to establish new downlines to qualify for higher levels of commissions within each new country. Our global associate career and compensation plan is designed to comply with all applicable governmental regulations that govern the various aspects of payments to independent associates in each country.

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

Our global associate career and compensation plan identifies and pays 17 types of incentive commissions to our qualified independent associates, which are based on the following:

•	generating product sales from an independent associate’s global downline to earn certain achievement levels;

•	enrolling new independent associates or members who place a product order;

•	obtaining certain achievement levels and enrolling other independent associates in a downline who place monthly automatic orders;

•	obtaining certain achievement levels and developing certain achievement levels within their downline organizations;

•	building a team of six qualified independent associates in their global downlines who order products regularly;

•	attaining and maintaining certain achievement levels, including additional bonuses paid to every qualified independent associate within their downlines who obtains the same achievement level; and

•	various other incentive programs, including periodic travel incentives.

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

To help manage our associates, our legal/compliance department periodically monitors independent associates’ websites for content. Associates may use our anonymous compliance reporting system to report non-compliant websites to the compliance department, which then further investigates such websites. In an effort to decrease the number of independent websites owned by our independent associates and to preserve and protect our trademarks, we offer a standardized personal Internet website, Mannapages™, which helps our independent associates with their sales efforts and provides consistent, standardized information and education.

Our legal/compliance program also relies upon our independent associates to self-regulate by providing a standardized complaint process. When a complaint is filed against an independent associate, our legal/

compliance department conducts an investigation of the allegations by obtaining a written response from the independent associate and witness statements, if applicable. Depending on the nature of the violation, we may suspend and/or terminate the non-compliant associate’s agreement and/or may impose various sanctions, including written warnings, probation, withholding commissions, and termination of associate status.

Product Return Policy. We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we generally allow our independent associates and members to exchange products as long as the products are unopened and in good condition. In addition, in August 2007, we changed our sales return policy from 90% to a 100% satisfaction guarantee policy for the first 180 days following the product’s purchase. We have three product return policies. Our return policies generally include a separate policy for our retail customers, our members, and our independent associates.

•

Retail Customer Product Return Policy. Our retail customer product return policy allows a retail customer to return any of our products to the original independent associate who sold the product. Such independent associate will provide the retail customer with a full 100% cash refund for the first 180 days following the product’s purchase. The independent associate may then return or exchange the product based on the independent associate product return policy.

•

Member Product Return Policy. Our member product return policy allows members to return an order for a full 100% refund within 180 days of the purchase date without termination. After 180 days from the purchase date, the member may not request a refund, and is allowed an exchange only, and may, if abuse of the return policy is found, be terminated as an active member.

•

Independent Associate Product Return Policy. Our independent associate product return policy allows our independent associates to return an order within one year of the purchase date upon terminating their associate account. We may also allow the independent associate to receive a full 100% refund for the first 180 days following the product’s purchase. After 180 days from the purchase date, the independent associate may not request a refund, and is allowed an exchange only. If abuse of the refund policy is found, we may terminate the associate’s account unless we caused the error or problem.

Information Technology Systems

Our information technology and e-commerce systems include a transaction-processing database, financial systems, and comprehensive management tools that are designed to:

•	minimize the time required to process orders and distribute products;

•	provide customized ordering information;

•	quickly respond to information requests, including providing detailed and accurate information to independent associates about qualification and downline activity;

•	provide detailed reports about paid commissions and incentives;

•	support order processing and customer service departments; and

•	help monitor, analyze, and report operating and financial results.

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

We also maintain a written service continuity disaster recovery plan that was developed using the guidelines published by the National Institute of Standards of Technology to minimize the risk of loss due to any interruption in business. Our disaster recovery plan encompasses all critical aspects of our business and identifies contacts and resources. Additionally, we perform daily backup procedures and proactively monitor various software, hardware, and network infrastructure systems. We also perform routine maintenance procedures and periodically upgrade our software and hardware to help ensure that our systems work efficiently and effectively and minimize the risk of business interruption. Although we maintain an extensive disaster recovery plan, a long-term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business. Please see “Risk Factors – If our information technology system fails, our operation could suffer.”

We continue to enhance our information technology, websites, and e-commerce platforms to remain competitive and efficient. During 2007 and 2006, we spent approximately $4.5 million and $18.4 million, respectively, related to costs capitalized for internally-developed software projects, including the implementation of our new Enterprise Resource Planning (“ERP”) system. Additionally, in 2007 we completed the upgrade of our websites and began customization of an electronic repository database.

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

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, over-the-counter drugs, medical devices, and pharmaceuticals. In January

2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body”. In the rule and its preamble, the FDA distinguished between permitted claims under the Federal Food, Drug and Cosmetic Act relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease. In June 2007, the FDA issued a rule, as authorized under the Act, that defined current Good Manufacturing Practices in the manufacture and holding of dietary supplements. Effective January 1, 2006, legislation required specific disclosures in labeling where a food, including a dietary supplement, contains an ingredient derived from any of eight named allergens. Legislation passed at the end of 2006 will require us, beginning in 2008, to report to the FDA any reports of “serious adverse events” associated with the use of a dietary supplement or an over-the-counter drug that is not covered by new drug approval reporting.

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

In certain markets, including the United States, specific claims made with respect to a product may change the regulatory status of a product. For example, a product sold as a dietary supplement but marketed as a treatment, prevention, or cure for a specific disease or condition would likely be considered by the FDA or other regulatory bodies as unapproved and thus an illegal drug. To maintain the product’s status as a dietary supplement, its labeling and marketing must comply with the provisions in DSHEA and the FDA’s extensive regulations. As a result, we have procedures in place to promote and assure compliance by our employees and independent associates related to the requirements of DSHEA, the Food, Drug and Cosmetic Act, and various other regulations.

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

Due to the diverse scope of regulations applicable to our products and the various regulators enforcing these requirements, determining how to conform to all requirements is often open to interpretation and debate. However, our policy is to fully cooperate with any regulatory agency in connection with any inquiries or other investigations. We can make no assurances that regulators will not question any of our actions in the future, even though we have made continuing efforts to comply with all applicable regulations, inquiries, and investigations.

International Regulations. We are also subject to extensive regulations in each country in which we operate. Currently we sell our products in Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. Some of the country-specific regulations include the following:

•	the National Provincial Laws, Natural Health Product Regulations of Canada, and the Federal Competition Act in Canada;

•	the Therapeutic Goods Administration and the Trade Practices Act in Australia;

•	federal and state regulations in Australia;

•	national regulations including the Local Trading Standards Offices in the United Kingdom;

•	regulations from the Ministry of International Trade and Industry in Japan;

•	regulations from the Commerce Commission and the Fair Trade Act of 1993 in New Zealand;

•	the Fair Trade Commission, which oversees the Door to Door Sales Act and the Health and Functional Food Act enforced by the Korea Food and Drug Administration in the Republic of Korea;

•	the Fair Trade Law, which is enforced by the Taiwan Fair Trade Commission and the Administration of Food Hygiene, Health Food Products Administration Act enforced by the Taiwan Department of Health;

•	the Danish Health Board, the Danish Marketing Practice Act, the Danish Executive Order on Dietary Supplements, and the Danish Act on Foodstuffs in Denmark; and

•	the German Unfair Competition Act, German Regulation on food supplements, and German Law on food and feed.

Regulations regarding Network-Marketing System and Our Products. Our network-marketing system and our global associate career and compensation plan are also subject to a number of governmental regulations including various federal and state statutes administered by the FTC, various state authorities, and foreign government agencies. The legal requirements governing network-marketing organizations are directed, in part, to ensure that product sales are ultimately made to consumers. In addition, earnings within a network-marketing company must be based on the sale of products rather than compensation for i) the recruitment of distributors or associates, ii) investments in the organization, or iii) other non-retail sales-related criteria. For instance, some countries limit the amount associates may earn from commissions on sales by other distributors or independent associates that are not directly sponsored by that distributor or independent associate. Prior to expanding our operations into any foreign jurisdiction, we must first obtain regulatory approval for our network-marketing system in jurisdictions requiring such approval. To help ensure regulatory compliance, we also rely on the advice of our outside legal counsel and regulatory consultants in each specific country.

As a network-marketing company, we are also subject to regulatory oversight, including routine inquiries and enforcement actions, from various United States state attorneys general offices. Each state has specific acts referred to as Little FTC Acts. Each state act is similar to the requirements of the federal laws. As a result, each state may perform its own inquiries about our organization and business practices, including allegations related to distributors or independent associates. To combat such industry-specific risk, we provide a copy of our published associate policies and procedures to each independent associate, publish these policies on our corporate website, and provide educational seminars and publications. In addition, we maintain a legal/compliance department to cooperate with all regulatory agencies and investigate allegations of improper conduct by our independent associates.

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

In Australia, our network-marketing system is subject to Australia’s federal and local regulations. Our global associate career and compensation plan is designed to comply with Australian law and the requirements of Australia’s Trade Practices Act. The Australian Trade Practices Administration and various other governmental entities regulate our business and trade practices, as well as those of our independent associates. Australia’s Therapeutic Goods Act, together with the Trade Practices Act, regulates any claims or representations relating to our products and our global associate career and compensation plan. An agreement to establish a joint scheme for the regulation of therapeutic products was signed by both the New Zealand and Australian governments in December 2003. The agency was initially expected to begin operating in July 2005, but that date was then postponed to July 2006 and has now been postponed indefinitely. On July 16, 2007, the New Zealand government announced that it will not proceed with legislation for the establishment of the joint agency because it does not have sufficient support of the New Zealand parliament. However, both the Australian and New Zealand governments remain committed to the vision of the joint agency and are expected to revisit it again in the future. The proposed harmonization of laws and regulatory bodies is anticipated to provide a more consistent approach to dietary supplement laws between the two countries.

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

In the Republic of Korea, the primary body of law applicable to our operations is the Door-to-Door Sales Act, which governs the behavior of network-marketing companies and affiliated distributors. The Door-to-Door Sales Act is enforced by the Fair Trade Commission. In the Republic of Korea, our products are categorized as health and functional foods and are regulated by the Health and Functional Food Act of 2004, with which the Company complies.

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

In Germany, there is no specific legal regulation covering network-marketing company practices. However, under certain circumstances network-marketing systems may have to follow the German Unfair Competition Act. Our independent associates’ conduct is subject to the German statute that governs the conduct of a commercial agent. In addition, direct selling operations are governed by the Industrial Code, which requires direct sellers to hold itinerant trader’s cards. The German Regulation on food supplements and the German Law on food and feed govern vitamin and mineral substances and herbs and other substances, respectively.

Other Regulations. Our operations are also subject to a variety of other regulations, including:

•	social security taxes;

•	value added taxes;

•	goods and services taxes;

•	sales taxes;

•	consumption taxes;

•	income taxes;

•	customs duties;

•	employee/independent contractor regulations;

•	employment and severance pay requirements;

•	import/export regulations;

•	federal securities laws; and

•	antitrust laws.

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

Competition

Other Nutritional Supplement Companies. The nutritional supplement industry is steadily gaining momentum and is intensely competitive. Our current direct competitors selling similar nutritional products include:

•	Herbalife Ltd.;

•	Market America, Inc.;

•	Nature’s Sunshine Products, Inc.;

•	Nu Skin Enterprises, Inc.;

•	Reliv, International Inc;

•	Solgar Vitamin and Herb Company, Inc.;

•	Usana Health Sciences, Inc.; and

•	Weider Nutrition.

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

Even though we have been in business for fifteen years, we continue to compete with other direct selling and network-marketing companies for new independent associates and for retention of continuing independent associates. Some of our competitors have longer operating histories, are better known, or have greater financial resources. These companies include:

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

The availability of independent associates decreases when other network-marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our unique patented, proprietary blend of high-quality products;

•	our 15-year track record in the business of selling nutritional products;

•	our policy of not requiring our independent associates to carry inventory or accounts receivable;

•	our unique and financially rewarding global associate career and compensation plan;

•	our innovative marketing and educational tools; and

•	our easy and convenient delivery system.

Employees

At December 31, 2007 we employed 610 people around the world, as set forth below:

	United States(1)	Australia(2)	United Kingdom(2)	Japan(2)	Republic of Korea(2)	Taiwan(2)	Total
2007	443	44	42	33	29	19	610
2006	412	38	43	31	21	19	564

(1)	As of December 31, 2007 the number of employees includes seven senior executives.
(2)	Each country employs a country general manager and a finance manager.

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

Our future success depends largely upon our ability to attract and retain a large active base of independent associates and members who purchase our packs and products. We cannot give any assurances that the productivity of our independent associates will continue at their current levels or increase in the future. Several factors affect our ability to attract and retain a significant number of independent associates and members, including:

•	on-going motivation of our independent associates;

•	general economic conditions;

•	significant changes in the amount of commissions paid;

•	public perception and acceptance of the wellness industry;

•	public perception and acceptance of network-marketing;

•	public perception and acceptance of our business and our products, including any negative publicity;

•	the limited number of people interested in pursuing network-marketing as a business;

•	our ability to provide proprietary quality-driven products that services the market demands; and

•	competition in recruiting and retaining independent associates.

2.	The loss of key high-level independent associates could negatively impact our associate growth and our revenue.

As of December 31, 2007, we had approximately 575,000 independent associates and members who purchased our products within the last 12 months. Approximately 382 independent associates occupied the highest associate level under our global compensation plan as of that date. These independent associates, together with their extensive networks of downlines, account for substantially all of our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

3.	If we incur substantial liability from litigation, complaints, or enforcement actions or incur liabilities or penalties resulting from misconduct by our independent associates, our financial condition could suffer.

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

4.	Challenges by private parties to the form of our network marketing system could harm our business.

We may be subject to challenges by private parties, including our independent associates and members, to the form of our network marketing system or elements of our business. In the United States, the network marketing industry and regulatory authorities have generally relied on the implementation of distributor rules and policies designed to promote retail sales to protect consumers and to prevent inappropriate activities and to distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states, and domestic and global industry standards. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact-based and are subject to judicial interpretation. Because of the foregoing, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former independent associate or member.

5.	If we are unable to protect our proprietary rights of our products, our business could suffer.

Our success and competitive position largely depends on our ability to protect the following proprietary rights:

•	Ambrotose® complex, a glyconutritional dietary supplement ingredient consisting of a blend of monosaccharides, or sugar molecules, used in the majority of our products;

•	MTech AO Blend™, our proprietary, patent-pending antioxidant used in Ambrotose AO®; and

•	A compound used in our reformulated Advanced Ambrotose™ that allows for a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe.

We have filed patent applications for Ambrotose® complex in the United States and certain other countries, and as of December 31, 2007, we have obtained over 43 patents for Ambrotose® complex, five of which were issued in the United States and the remainder in 29 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our patent protection for Ambrotose® complex will be denied or that the patent protection we are granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we diligently protect our proprietary rights to minimize this risk. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

6.	Adverse or negative publicity, including the publicity related to the lawsuit filed against us by the Texas Attorney General, could cause our business to suffer.

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

On July 5, 2007, the Texas Attorney General filed suit against us, MannaRelief Ministries, Samuel L. Caster, the Fisher Institute, and H. Reginald McDaniel alleging violations of the Texas Deceptive Trade Practices Act and the Texas Food, Drug and Cosmetic Act. The lawsuit created a substantial amount of adverse publicity. The effects of that adverse publicity cannot be fully determined at this time, but the publicity may have a negative impact on our business. We have taken a number of actions to address concerns raised by the Texas Attorney General’s action and will continue to fully cooperate with the Texas Attorney General’s office to resolve this matter. We cannot predict at this time, however, what the possible outcome would be of any resolution or court proceeding.

7.	The ultimate outcome of pending securities litigation and shareholder derivative lawsuits is uncertain.

We and some of our officers were named in three similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, allege violations of Sections 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act through alleged artificial inflation of the value of our stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of our products during the purported class period and seek an unspecified award of damages. We have filed a motion to dismiss which is currently pending.

We have also been sued in five shareholder derivative lawsuits. Three of these actions where filed shortly after the commencement of the class action litigation and make allegations similar to those in the class action litigation described above. The Special Litigation Committee appointed by our independent directors has determined that it is in our best interest to dismiss these three lawsuits, and we have filed a motion to dismiss the two active cases. The third case has been administratively closed by the Court. The other two actions make allegations with regard to our funding of various research projects. The Special Litigation Committee has determined that it is not in our best interest to allow the continuation of these two actions. The plaintiffs in the shareholder derivative lawsuits seek an unspecified amount of damages.

The parties to the three purported class action lawsuits and to the five shareholder derivative lawsuits attended mediation on November 20, 2007. Settlement negotiations between the parties are ongoing. While we do not believe that any of these litigation matters alone or in the aggregate will have a material effect on our consolidated financial position, an adverse outcome in one or more of these matters could be material to our consolidated results of operations and cash flows for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position. See Note 13 to our Consolidated Financial Statements for a detailed summary of these lawsuits.

8.	If we are exposed to product liability claims, we may be liable for damages and expenses, which could affect our overall financial condition.

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

9.	If our outside suppliers and manufacturers fail to supply products in sufficient quantities and in a timely fashion, our business could suffer.

Outside manufacturers make all of our products. For both 2007 and 2006, we purchased 100% of a supplier’s Australia Plum Powder, which is used in our Ambrotose AO® product. During 2007 and 2006, we purchased approximately 31% and 29%, respectively, of one of our manufacturer’s production. Our profit margins and timely product delivery are dependent upon the ability of our outside suppliers and manufacturers to supply us with products in a timely and cost-efficient manner. Our ability to enter new markets and sustain satisfactory levels of sales in each market depends on the ability of our outside suppliers and manufacturers to produce the ingredients and products and to comply with all applicable regulations. As a precaution, we have approved alternate suppliers and manufacturers for our products. However, the failure of our primary suppliers or manufacturers to supply ingredients or produce our products could adversely affect our business operations.

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

10.	Inability of new products to gain associate, member, and market acceptance could harm our business.

A critical component of our business is our ability to develop new products that create enthusiasm among our independent associates and members. If we are unable to introduce new products planned for introduction, our associate productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products, and the difficulties in anticipating changes in consumer tastes and buying preferences.

11.	Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our independent associate and member relationships and product sales and harm our financial condition and operating results.

Our business is subject to changing consumer trends and preferences. Therefore, our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. The nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our independent associate and member relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

•	accurately anticipate consumer needs;

•	innovate and develop new products or product enhancements that meet these needs;

•	successfully commercialize new products or product enhancements in a timely manner;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes and in a timely manner; and

•	differentiate our product offerings from those of our competitors.

If we do not introduce new products or make enhancements to meet the changing needs of our members in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition and operating results.

12.	The global nutrition industry is intensely competitive and the strengthening of any of our competitors could harm our business.

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

13.	A downturn in the economy may affect consumer purchases of discretionary items such as the health and wellness products that we offer, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We appeal to a wide demographic consumer profile and offer a broad selection of health and wellness products. A downturn in the economy could adversely impact consumer purchases of discretionary items such as health and wellness products. Factors that could affect consumers’ willingness to make such discretionary purchases include general business conditions, levels of employment, interest rates and tax rates, the availability of consumer credit and consumer confidence in future economic conditions. In the event of an economic downturn, consumer spending habits could be adversely affected and we could experience lower than expected net sales, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

14.	If our network-marketing activities do not comply with government regulations, our business could suffer.

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

15.	If government regulations regarding network-marketing change or are interpreted or enforced in a manner adverse to our business, we may be subject to new enforcement actions and material limitations regarding our overall business model.

Network-marketing is always subject to extensive governmental regulations, including foreign, federal, and state regulations. Any detrimental change in legislation and regulations could affect our business. Furthermore, significant penalties could be imposed on us for failure to comply with various statutes or regulations. Violations may result from:

•	misconduct by us or our independent associates;

•	ambiguity in statutes;

•	regulations and related court decisions;

•	the discretion afforded to regulatory authorities and courts interpreting and enforcing laws; and

•	new regulations or interpretations of regulations affecting our business.

16.	If we violate governmental regulations or fail to obtain necessary regulatory approvals, our operations could be adversely affected.

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

17.	Increased regulatory scrutiny of nutritional supplements as well as new regulations that are being adopted in some of our markets with respect to nutritional supplements could result in more restrictive and burdensome regulations and harm our results if our supplements or advertising activities are found to violate existing or new regulations or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations.

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In several of our markets, new regulations have been adopted or are likely to be adopted in the near-term that could impose new requirements, make changes in some classifications of supplements under the regulations, or limit the claims we can make. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. In Europe for example, we are unable to market supplements that contain ingredients that have not been previously marketed in Europe (“novel foods”) without going through an extensive registration and approval process. Europe is also expected to adopt additional regulations this fall setting new limits on acceptable levels of nutrients. In addition, the FDA recently finalized new GMPs for the nutritional supplement industry. Our operations could be harmed if new regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable regulatory requirements, or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

18.	If our international markets are not successful, our business could suffer.

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

19.	If our information technology system fails, our operations could suffer.

Like many companies, our business is heavily dependent upon our information technology infrastructure to effectively manage and operate many of our key business functions, including:

•	order processing;

•	customer service;

•	product distribution;

•	commission processing;

•	cash receipts and payments; and

•	financial reporting.

These systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures and other events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Although we maintain an extensive security system and disaster recovery program that was developed under the guidelines published by the National Institute of Standards of Technology, a long-term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business.

20.	Currency exchange rate fluctuations could reduce our overall profits.

In 2007 and 2006, we recognized 40.8% and 33.8%, respectively, of our net sales in markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. However, to help mitigate this risk, our management monitors applicable exchange rates. To date we have not entered into any hedging contracts or participated in any hedging or derivative activities.

21.	We may be held responsible for certain taxes or assessments relating to the activities of our independent associates, which could harm our financial condition and operating results.

Our independent associates are subject to taxation and, in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent distributors as employees, or that our distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

22.	Our stock price is volatile and may fluctuate significantly.

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

23.	Certain shareholders, directors, and officers own a significant amount of our stock, which could allow them to influence corporate transactions and other matters.

As of December 31, 2007, our directors and executive officers, collectively with their families and affiliates, beneficially owned approximately 40.8% of our total outstanding common stock. As a result, if any of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

24.	We have implemented anti-takeover provisions that may help discourage a change of control.

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

25.	We are not required to pay dividends, and our board of directors could decide not to declare a dividend or could reduce the amount of the dividend at any time.

While we have historically paid dividends since 2004, the declaration of dividends on our common stock is solely within the discretion of our board of directors, subject to limitations under Texas law stipulating that dividends may not be paid if payment therefore would cause the corporation to be insolvent or if the amount of the dividend would exceed the surplus of the corporation. Our board of directors could at any time decide not to declare a dividend, or could reduce the level of our dividend payments, or we could be prevented from declaring a dividend because of legal or contractual restrictions. The failure to pay a dividend could reduce our stock price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size	Original term	Expiration date
Coppell, Texas (corporate headquarters)	110,000 sq. feet	10 years	March 2017
Coppell, Texas (distribution center) (1)	75,000 sq. feet	10 years	March 2017
St. Leonards, Australia (Australian headquarters)	850 sq. meters	5 years	August 2008
Didcot, Oxfordshire (combined U.K. headquarters and distribution center)(2)	16,631 sq. feet	5 years	November 2009
Minato-ku, Tokyo, Japan (Japanese headquarters)	296 Tsubos(3)	2 years	November 2008
Kangnam-gu, Seoul, Korea (Republic of Korea headquarters)	625 Pyung (4)	2 years	June 2009
Taipei, Taiwan (Taiwan headquarters)	254 pings (5)	3 years	November 2010
Zug, Switzerland (Switzerland headquarters)	35 sq. meters	monthly	—

(1)	Our United States distribution facility is capable of filling 18,000 orders per day and is currently operating at 38% of full capacity.
(2)	Our United Kingdom distribution facility is capable of filling 650 orders per day and is currently operating at 54% of full capacity.
(3)	Approximately 10,538 square feet.
(4)	Approximately 22,190 square feet.
(5)	Approximately 9,021 square feet.

Our main distribution facility is located in Coppell, Texas and consists of 75,000 square feet of leased space that houses an automated distribution system capable of processing up to 18,000 orders per day. Currently our distribution facility in the United States operates at 38% of capacity and is capable of supporting our planned sales volume growth into the foreseeable future. In 2005, we opened a distribution facility in the United Kingdom, which is located in Didcot, Oxfordshire and is capable of processing up to 650 orders per day and currently operates at 54% of capacity.

To maximize our operating strategy and minimize costs, we continue to contract with third-party distribution and fulfillment facilities in Canada, Australia, Japan, the Republic of Korea, and Taiwan. By entering into these third-party distribution facility agreements, our smaller offices maintain flexible operating capacity, minimize shipping costs and are able to process an order within 24-hours after order placement and payment. Our third-party contract distribution operations and their respective current operating capacities as of December 31, 2007, include the following:

Location	Square feet	Orders per day capacity	Current operating capacity
Calgary, Alberta	2,775	2,000	30%
Wetherill Park, NSW, Australia	9,000	4,000	29%
Ohta-Ku, Tokyo, Japan	4,085	2,500	40%
Ganseo-ku, Seoul, Republic of Korea	5,338	2,000	40%
Taoyuan City, Taiwan	1,225	300	30%

Item 3.	Legal Proceedings

Securities Class Action Lawsuits

We have been sued in the following three securities class action lawsuits, each of which remained pending at December 31, 2007:

•

First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against us and Mr. Samuel L. Caster, our Chief Executive Officer, on behalf of himself and all others who purchased or otherwise acquired our common stock between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby.

•

Second, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against us, Mr. Caster, Mr. Terry L. Persinger, the Company’s President and Chief Operating Officer, and Mr. Stephen D. Fenstermacher, our Chief Financial Officer.

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

On July 12, 2007, Lead Plaintiff for the putative class filed a Second Amended Consolidated Class Action Complaint, which is substantively similar to the Amended Consolidated Class Action Complaint filed on March 22, 2007, and reported in our previous filings, but expands the class period to July 5, 2007, and adds references to an enforcement lawsuit discussed below, which was filed by the Texas Attorney General against us on July 5, 2007, and the subsequent drop in our stock price.

We filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on August 27, 2007, arguing that the complaint did not meet the heightened pleading standards of the Private Securities Litigation Reform Act. Lead Plaintiffs filed their Opposition Brief on December 20, 2007, and we filed our Reply Brief in Support of the Motion on January 22, 2008.

Formal Mediation was conducted before Judge Daniel Weinstein in California on November 20, 2007, involving us, the individual Defendants in all pending securities and derivative lawsuits, and counsel for plaintiffs in both the securities class action and the various derivative actions. Informal discussions between the parties and Judge Weinstein continued thereafter. The parties continue to discuss the potential for settlement.

Shareholder Derivative Lawsuits

We have also been sued in the following five purported derivative actions, which remained pending at December 31, 2007:

•

First, on October 18, 2005, a shareholder derivative lawsuit was filed by Norma Middleton, Derivatively and on Behalf of Nominal Defendant, Mannatech, Incorporated, against Samuel L. Caster, Terry L. Persinger, Donald A. Buchholz, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, and Patricia A. Wier, in the United States District Court for the Northern District of Texas, Dallas Division.

•	Second, on January 11, 2006, a shareholder derivative action was filed by Kelly Schrimpf, Derivatively and on Behalf of Nominal Defendant, Mannatech, Incorporated, against Samuel L. Caster, Terry L.

Persinger, Steven W. Lemme, and Stephen D. Fenstermacher in the 162nd District Court of Dallas County, Texas.

•

Third, on January 13, 2006, a shareholder derivative action was filed by Frances Nystrom, Derivatively and on Behalf of Nominal Defendant, Mannatech, Incorporated, against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, John Stuart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, and Donald A. Buchholz in the United States District Court for the Northern District of Texas.

•

Fourth, on April 25, 2007, a shareholder derivative action was filed by Duncan Gardner, Derivatively and on Behalf of Nominal Defendant, Mannatech, Incorporated, against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, J. Stanley Fredrick, Patricia A. Wier, Alan D. Kennedy, Gerald E. Gilbert, John Stuart Axford, Marlin Ray Robbins, and Larry A. Jobe in the 162nd District Court of Dallas County, Texas.

•

Fifth, on July 23, 2007, a shareholder derivative action was filed by Frances Nystrom, Derivatively and On Behalf of Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, Stephen Boyd, John Stuart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, Larry A. Jobe, Bill H. McAnalley and Donald A. Buchholz in the 44th District Court of Dallas County, Texas.

Shortly after the commencement of the class action litigation, the first three of these actions were filed. These three lawsuits make allegations similar to the allegations of the shareholder class action litigation described above. The Schrimpf state court lawsuit remains stayed, and administratively closed subject to being reopened, pending the outcome of the Middleton federal lawsuit, the first-filed derivative action.

The Special Litigation Committee appointed by our Independent Directors to review the allegations made by Middleton, Schrimpf, and Nystrom determined that it is in our best interests to dismiss those derivative lawsuits. We filed motions to dismiss the Middleton and Nystrom complaints on March 12, 2007, seeking dismissal under Federal Rule 12(b)(6) and Texas Business Corporation Act article 5.14. The plaintiffs were required to file their responses by July 31, 2007, but the parties agreed to extend the response date until 60 days after the Court rules on the plaintiffs’ pending motions to compel, and motions to that effect were filed on July 31, 2007 by each plaintiff. The motions to set a revised briefing schedule, and the motions to compel, remain pending before the Court. The Court administratively closed the Middleton and Nystrom cases on April 18, 2007.

The Gardner action, which was filed on April 25, 2007, and the second Nystrom action, which was filed July 23, 2007, make allegations with regard to the funding of various research projects by us. Both lawsuits are consistent with demand letters sent on behalf of both shareholders, and noted in our previous filings. The Special Litigation Committee appointed to review these allegations made by Gardner and Nystrom has determined that continuation of the Gardner and Nystrom lawsuits is not in our best interests. While the Gardner and Nystron state court lawsuits have been stayed pending the review by the Special Litigation Committee pursuant to Texas Business Corporation Act article 5.14, the determination of the Committee has been communicated to the courts and we anticipate the stays will be lifted.

On January 9, 2008, counsel for Norma Middleton filed a Notice of Settlement with the Court stating that the parties had reached a settlement. This notice was corrected by a joint filing on January 10, 2008, stating that settlement communications between all derivative plaintiffs and defendants were ongoing, but no final settlement agreement had been reached with any party. At this time, those negotiations are still ongoing.

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

Texas Attorney General’s Lawsuit

We have also been sued in an enforcement action (referenced above) that was filed by the Texas Attorney General’s Office on July 5, 2007. In that lawsuit, the State of Texas sued Mannatech, Incorporated, MannaRelief Ministries, Samuel L. Caster, the Fisher Institute, and Reginald McDaniel for alleged violations of the Texas Food, Drug, and Cosmetics Act and the Texas Deceptive Trade Practices Act. The allegations, consistent with the allegations made by the securities class action and derivative plaintiffs, primarily concern the marketing of our products by independent associates. The action seeks temporary and permanent injunctive relief, statutorily-prescribed civil monetary penalties, and the restoration of money or other property allegedly taken from persons by means of unlawful acts or practices, or alternatively, damages to compensate for such losses. We have continued discussions with representatives of the Attorney General’s Office to attempt to resolve the concerns raised in the petition.

Patent Infringement Litigation

We currently have the following two patent infringement suits on file:

Mannatech, Incorporated v. Glycobiotics International, Inc.

On March 16, 2006, we first filed a patent infringement lawsuit against Glycobiotics International, Inc. for alleged infringement of its utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. On February 9, 2007, we filed an Amended Complaint, which adds patent infringement claims relating to its utility United States Patent No. 7,157,431 (also entitled “Compositions of Plant Carbohydrates as Dietary Supplements”).

In the Amended Complaint, we seek to stop Glycobiotics from manufacturing, offering, and selling its infringing glyconutritional product marketed under the brand name “Glycomannan.” The Amended Complaint also alleges claims for unfair competition and business disparagement because of false and misleading statements made by Glycobiotics in connection with its marketing and sale of Glycomannan.

Glycobiotics answered our Amended Complaint on February 20, 2007, asserting various affirmative defenses and three counterclaims alleging anticompetitive conduct under the Sherman Act in connection with the market for arabinogalactan. Following extensive discovery by us, and the disclosure of an expert refuting the allegations contained in the counterclaims, on August 6, 2007, Glycobiotics filed a stipulated motion to dismiss all of its counterclaims.

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

In December 2007, the Court denied the parties’ cross-motions for partial summary judgment and set the case for trial on May 5, 2008. We continue to vigorously prosecute the case and believe the likelihood of an unfavorable outcome is remote.

Mannatech, Incorporated v. K.Y.C. Inc. d/b/a Techmedica Health Inc.

On May 5, 2006, we also filed a patent infringement lawsuit against Techmedica Health™ Inc., or Techmedica, for alleged infringement of our utility United States Patent No. 6,929,807 (“Compositions of Plant

Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. The Original Complaint sought to stop Techmedica from manufacturing, offering, and selling its infringing glyconutritional product marketed under the brand name “Nutratose.” The Original Complaint also alleged claims for unfair competition and business disparagement because of false and misleading statements made by Techmedica in connection with its marketing and sale of Nutratose.

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

After Triton Nutra failed to answer the Amended Complaint, we requested, and the Clerk of Court entered, default against Triton Nutra on May 3, 2007. We also sought to continue our case against Techmedica Health, seeking discovery on the patent infringement and business disparagement claims. In response, Techmedica Health filed a Motion to Stay Proceedings and for a Protective Order from Deposition Notice on May 2, 2007, which sought to stay the case until after a judgment is issued in the Glycobiotics case. The Court granted the motion on August 10, 2007. Once judgment has issued in the Glycobiotics case, we intend to prosecute this case to judgment and believe the likelihood of an unfavorable outcome is remote. With no pending counterclaims, our potential loss is limited to an award of the defendants’ court costs.

DPT Litigation

On November 8, 2007, DPT Laboratories, Ltd. (“DPT”) filed a lawsuit against us in the 224th Judicial District Court of Bexar County, Texas alleging suit on a sworn account, breach of contract, promissory estoppel, quantum meruit, and unjust enrichment. This lawsuit arose from an agreement between DPT and us that addressed the manner in which DPT would reformulate and manufacture our North American skin care line. DPT claimed we breached the agreement by canceling open purchase orders and sought $1.6 million in damages.

We answered DPT’s petition on January 18, 2008, asserting various affirmative defenses and three counterclaims alleging breach of contract, promissory estoppel, and negligent misrepresentation. We claimed that DPT failed to perform services under the agreement by manufacturing a defective product that we had to recall and failing to manufacture the skin care line by the requested deadline. We sought $4.8 million in lost profits from the anticipated sales of the skin care line and $0.6 million in costs related to the recall of the defective product.

On February 27, 2008, the parties entered into a settlement agreement, and on March 5, 2008, an Agreed Order of Dismissal with Prejudice was entered with the Court. Terms of the settlement are confidential pursuant to the settlement agreement.

Litigation in General

We also have several other pending claims incurred in the normal course of business. In our opinion, such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, we have accrued $5.3 million as of December 31, 2007 for these matters, which is included in accrued expenses on our Consolidated Balance Sheet.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock. On February 12, 1999, we completed our initial public offering and on February 16, 1999, our common stock began trading on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol “MTEX.” On July 1, 2006, the NASDAQ National Market was renamed the NASDAQ Global Market. In conjunction with this, NASDAQ created the new NASDAQ Global Select Market, a segment of the NASDAQ Global Market with the highest initial listing standards of any exchange in the world. Beginning July 3, 2006, NASDAQ moved our common stock to the NASDAQ Global Select Market. As of March 7, 2008, the total number of outstanding shares of our common stock was 26,460,788 and the closing price on such date was $7.26. Below are the high and low closing prices of Mannatech’s common stock as reported on the NASDAQ for each quarter of the fiscal years ended December 31, 2007 and 2006:

	Low	High
2007:
First Quarter	$13.81	$16.34
Second Quarter	$13.97	$15.93
Third Quarter	$6.25	$16.06
Fourth Quarter	$5.89	$9.36
2006:
First Quarter	$11.45	$17.38
Second Quarter	$11.05	$20.06
Third Quarter	$11.76	$18.04
Fourth Quarter	$13.46	$19.26

Holders. As of March 7, 2008, there were approximately 3,600 shareholders of record who held approximately 27% of our common stock directly and approximately 180 security brokers and dealers who held approximately 73% of our common stock on behalf of approximately 15,000 shareholders.

Dividends. We began paying dividends in 2004. During 2007 and 2006, we declared and paid the following dividends on our common stock:

Declared date	Date of record	Date paid	Total Amount of Dividends	Dollar amount paid per common share
March 13, 2007	March 28, 2007	April 13, 2007	$2.4 million	$0.09
June 14, 2007	June 29, 2007	July 20, 2007	$2.4 million	$0.09
September 27, 2007	October 11, 2007	October 25, 2007	$2.4 million	$0.09
November 6, 2007	November 30, 2007	December 21, 2007	$2.4 million	$0.09
March 13, 2006	March 31, 2006	April 17, 2006	$2.1 million	$0.08
June 13, 2006	June 26, 2006	July 17, 2006	$2.1 million	$0.08
October 2, 2006	October 13, 2006	October 27, 2006	$2.1 million	$0.08
November 20, 2006	December 8, 2006	January 5, 2007	$2.1 million	$0.08

In 2007, our board of directors increased our quarterly cash dividend to $0.09 per share. Our board of directors expects to continue to pay a dividend and to reevaluate our dividend policy based on our ongoing consolidated results of operations, financial condition, cash requirements, and other relevant factors. Any payment of dividends is also subject to limitations under the Texas Business Corporation Act. See “Risk Factors—We are not required to pay dividends, and our board of directors could decide not to declare a dividend or could reduce the amount of the dividend at any time” in Item 1A of this Form 10-K for further discussion related to future payment of dividends.

Stock Options

The following table provides information as of March 7, 2008 about our common stock that may be issued upon the exercise of stock options under all of our existing stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,346,350	$7.35	53,561

Equity compensation plans not approved by shareholders	—	—	1,000,000

Total	1,346,350		1,053,561

In February 2007, our Board of Directors approved the 2007 Stock Incentive Plan (“the 2007 Plan”), and in June 2007, our shareholders ratified the 2007 Plan. However, in July 2007, we determined that the number of shares reported as reserved for issuance under existing stock plans and the number of shares reserved for issuance under outstanding but unexercised awards was incorrectly stated in the 2007 Plan and our Proxy Statement as 1,234,985 and 235,808, respectively, but should have been reported as 224,687 and 1,227,485, respectively. It is not clear that inclusion of the mistaken share numbers had any material impact on the shareholders’ vote to ratify the 2007 Plan; however, we decided not to implement the 2007 Plan, as a result of this discrepancy, and to instead adopt a new plan, the 2008 Stock Incentive Plan.

In February 2008, our Board of Directors approved our 2008 Stock Incentive Plan, which reserves for issuance up to 1,000,000 shares of our common stock, plus any shares of common shock that were reserved under our existing stock plans and any shares underlying outstanding options under the existing stock plans that terminate without having been exercised in full. The 2008 Stock Incentive Plan will be submitted for approval to our shareholders of record at our 2008 Annual Shareholders’ meeting to be held on June 18, 2008.

Sales of Unregistered Securities.

None.

Uses of Proceeds from Registered Securities.

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

Our common stock began trading on the NASDAQ Global Market (formerly the NASDAQ National Market) on February 16, 1999. Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common stock with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers for the period from December 31, 2002 through December 31, 2007. The comparison assumes that $100 is invested in shares of our common stock, the S&P 500 Index and an index of publicly traded peers on December 31, 2002, and that all dividends were reinvested. The publicly-traded companies in our peer group are Schiff Nutrition International, Inc. (NYSE Symbol WNI), Herbalife Ltd. (NYSE Symbol HLF) Nature’s Sunshine Products, Inc. (NYSE Symbol NATR.PK), USANA Health Sciences Inc.(NADSAQ Symbol USNA), and Nu Skin Enterprises Inc. (NYSE Symbol NUS).

COMPARISON OF THE CUMULATIVE TOTAL RETURN OF

MANNATECH, INCORPORATED, THE S&P MIDCAP INDEX AND

MANNATECH’S PEER GROUP INDEX

(Assumes $100 investment on December 31, 2002)

Measurement Period	Mannatech	S&P Midcap Index	Peer Group Index
December 31, 2002	$ 100.00	$100.00	$100.00
December 31, 2003	$ 672.22	$135.62	$175.99
December 31, 2004	$1,198.67	$157.97	$252.53
December 30, 2005	$ 891.48	$177.81	$284.65
December 31, 2006	$ 971.44	$196.15	$330.10
December 31, 2007	$ 431.79	$211.80	$311.48

Item 6.	Selected Financial Data

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

	2007(5)	2006(4)	2005(3)	2004(2)	2003(1)
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net sales	$412,678	$410,069	$389,383	$294,508	$191,019
Gross profit	$163,846	$169,393	$159,204	$117,430	$80,558
Income from operations	$7,609	$44,074	$45,610	$26,537	$11,592

Net income	$6,594	$32,390	$28,647	$19,552	$8,790

Earnings Per Common Share:
Basic	$0.25	$1.22	$1.06	$0.74	$0.34

Diluted	$0.25	$1.19	$1.03	$0.71	$0.34

Weighted-Average Common Shares Outstanding:
Basic	26,443	26,598	26,990	26,436	25,494

Diluted	26,893	27,219	27,771	27,491	26,175

Other Financial Data:

Capital expenditures (6)	$13,446	$27,216	$13,114	$7,241	$932

Dividends declared per common share	$0.36	$0.32	$0.29	$0.27	$—

Consolidated Balance Sheet Data:

Total assets	$152,454	$152,235	$122,795	$98,346	$60,023

Long-term obligations, excluding current portion	$9,431	$11,402	$4,964	$2,218	$497

(1)	We recorded severance charges of $2.0 million related to the resignation of Mr. Henry, our former Chief Executive Officer, and Mr. Wayment, our former Senior Vice President of Marketing, as well as other employees. In addition, we recorded non-cash accounting charges of $1.5 million related to modifying the terms of these former employees’ stock options.

(2)	We recorded a non-cash charge of $3.0 million related to the indirect benefit of the sale of 180,000 shares of our common stock by Mr. Caster, our Chairman and former Chief Executive Officer, to a former employee, Dr. Reg McDaniel, in a private sale for a price below the fair market value. Additionally, we recognized a tax benefit of $2.3 million associated with the release of our valuation allowance related to our deferred tax assets for our Japan operations.

(3)	We capitalized $12.1 million of costs related to our internally-developed software projects, which were completed in April 2007.

(4)	We adopted FAS 123(R) and recorded a non-cash charge of $0.7 million related to unvested stock options and additional stock option grants. Additionally, we capitalized $18.4 million of costs related to our internally-developed software projects, which were completed in April 2007. In addition, we recognized an income tax benefit of $3.3 million associated with income tax credits for our research and experimentation activities.

(5)	We recorded $5.3 million of legal costs related to ongoing litigation matters.

(6)	Capital expenditures include assets acquired through capital lease obligations of approximately $37,000 in 2007, $496,000 in 2006, and $40,000 in 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the three years ended December 31, 2007, 2006, and 2005. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements and related Notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

Company Overview

Since November 1993, we have developed innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. New Zealand is serviced by our Australian subsidiary and Denmark and Germany are serviced by our United Kingdom subsidiary. Our Australian and United Kingdom subsidiaries each operate as limited-risk service providers for Mannatech Swiss Holdings GMBH (“Swiss”), the parent company of our international subsidiaries. The Swiss parent owns all of the sales and inventories and accrues all commissions and cost of sales in New Zealand, Australia, the United Kingdom, Denmark, and Germany. The Swiss parent pays the limited-risk service providers a management fee for processing and shipping orders in Australia, New Zealand, the United Kingdom, Denmark, and Germany.

We operate as a single business segment and primarily sell our products through a network of approximately 575,000 independent associates and members who have purchased our products and/or packs within the last 12 months, which we refer to as current independent associates and members. We operate as a seller of nutritional supplements through our network-marketing distribution channels operating in ten different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and by products. Each of our subsidiaries sells the same types of products and possesses similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network-marketing distribution channels, the opportunities and challenges that affect us most are: recruitment and retention of independent associates and members, entry into new markets and growth of existing markets, niche market development, new product introduction, and investment in our infrastructure.

During the year ended December 31, 2007, we were subjected to certain negative publicity resulting from heightened litigation and regulatory activities. See Note 13 (“Litigation”) to the consolidated financial statements for a detailed discussion of such legal proceedings. In addition, at the end of March 2007, we had to delay processing orders for approximately one week as we began implementing Phase II of our enterprise resource planning (“ERP”) system, which included the launching of our new corporate website. After implementation, we experienced additional processing and customer service delays as our employees and customers transitioned to our new ERP system. The delays were largely caused by the need for additional training and an increase in customer service call volume related to implementing our new ERP system. Although we believe our new ERP system has been largely stabilized, we are currently adding additional functionality and re-working our corporate website order placement. We will continue to refine our ERP system in the future and the costs associated with adding new functionality to our ERP system will be capitalized.

To address the independent associate and member concerns about the negative publicity and ERP system implementation issues, we extended the qualification period of our 2007 annual global travel incentive from late-April to mid-June. In addition, in August 2007, we changed our customer testimonial policy, and changed our sales return policy from 90% to a 100% satisfaction guarantee policy for the first 180 days following a product’s purchase. Furthermore, we are strengthening our multi-faceted educational, compliance, and marketing programs.

Results of Operations

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2007 and 2006.

	2007		2006		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	(in thousands, except percentages)
Net sales	$412,678	100%	$410,069	100%	$2,609	0.6%
Cost of sales	59,765	14.5%	58,461	14.3%	1,304	2.2%
Commissions and incentives	189,067	45.8%	182,215	44.4%	6,852	3.8%

	248,832	60.3%	240,676	58.7%	8,156	3.4%

Gross profit	163,846	39.7%	169,393	41.3%	(5,547)	(3.3%)

Operating expenses:
Selling and administrative expenses	84,298	20.4%	71,892	17.6%	12,406	17.3%
Depreciation and amortization	10,236	2.5%	4,960	1.2%	5,276	106.4%
Other operating costs	61,703	15.0%	48,467	11.8%	13,236	27.3%

Total operating expenses	156,237	37.9%	125,319	30.6%	30,918	24.7%

Income from operations	7,609	1.8%	44,074	10.7%	(36,465)	(82.7%)
Interest income	2,700	0.7%	2,513	0.6%	187	7.4%
Other income (expense), net	180	0.0%	1,101	0.3%	(921)	(83.7%)

Income before income taxes	10,489	2.5%	47,688	11.6%	(37,199)	(78.0%)
Provision for income taxes	(3,895)	(0.9%)	(15,298)	(3.7%)	11,403	74.5%

Net income	$6,594	1.6%	$32,390	7.9%	($25,796)	(79.6%)

For geographical purposes, consolidated net sales primarily shipped to customers by location for the years ended December 31, 2007 and 2006 were as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2007		2006
	(in millions, except percentages)
United States	$244.5	59.2%	$271.4	66.2%
Canada	27.4	6.6%	28.6	7.0%
Australia	29.4	7.1%	30.5	7.4%
United Kingdom	6.7	1.6%	7.5	1.8%
Japan	42.3	10.3%	41.4	10.1%
New Zealand	6.9	1.7%	8.9	2.2%
Republic of Korea	44.0	10.7%	12.4	3.0%
Taiwan	5.4	1.3%	3.7	0.9%
Denmark	1.5	0.4%	3.4	0.8%
Germany	4.6	1.1%	2.3	0.6%

Totals	$412.7	100%	$410.1	100%

Net Sales

For the year ended December 31, 2007, our operations outside of the United States accounted for approximately 40.8% of our consolidated net sales, whereas in the same period in 2006, our operations outside of the United States accounted for approximately 33.8% of our consolidated net sales.

Consolidated net sales for the year ended December 31, 2007, increased by $2.6 million or 0.6% as compared to the same period in 2006. International sales have experienced growth, which generated $29.5 million in incremental net sales for the year ended December 31, 2007 as compared to the same period in 2006. The international sales growth in 2007 was largely associated with greater sales volume in Korea, Taiwan, Japan, and Germany driven by the continued growth of our PhytoMatrix™ and Optimal Skin Care System sales, introduced in Japan and other Asian countries in 2006, as well as the introduction of Advanced Ambrotose™ in Japan in 2007. However, net sales for the year ended December 31, 2007, for Canada, Australia, New Zealand, Denmark, and the United Kingdom decreased slightly compared to the same period in 2006. The overall increase in international net sales was offset by a decrease in domestic sales, which we believe was affected by independent associate and member concerns related to certain negative publicity from litigation and regulatory activities, and delays in processing orders caused by implementation issues in our ERP system. The decline in domestic sales was partially offset by the introduction of our Optimal Skin Care System and Optimal Support Packets into North America in late March 2007. Overall, the appreciation of foreign currencies had approximately a $5.1 million favorable impact on net sales in 2007.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity; and

•	changes in our commissions and incentives programs.

Our sales mix for the years ended December 31, was as follows:

			Change
	2007*	2006	Dollar	Percentage
	(in millions, except percentages)
Product sales	$316.9	$309.1	$7.8	2.5%
Pack sales	79.0	80.7	($1.7)	(2.1%)
Other, including freight	16.8	20.3	($3.5)	(17.2%)

Total net sales	$412.7	$410.1	$2.6	0.6%

*	In April 2007, we began operating our new ERP system, which allowed us to separately quantify deferred revenue associated with sales of packs and products that were shipped but not yet received by customers. As a result, in April 2007, we began recording deferred revenue related to packs with pack sales and deferred revenue associated with products with product sales. For the year ended December 31, 2007, we recorded deferred revenue of ($3.9 million) for product sales and $0 for pack sales. For the year ended December 31, 2006, we recorded deferred revenue of $1.0 million related to packs and products shipped but not yet received by customers in other sales rather than in the applicable pack or product sales category because our previous computer system could not separately differentiate deferred revenue associated with packs and products.

The increase in our consolidated net sales consisted of a change in the mix of packs and products sold. Pack sales generally correlate to the number of new independent associates and members who purchase a starter pack and with the number of continuing independent associates who purchase upgrade or renewal packs. However, there is not a direct correlation between the number of new and continuing independent associates and members purchasing packs and the amount of product sales because independent associates and members may consume different products at different consumption levels.

Product Sales

For the year ended December 31, 2007, product sales grew $7.8 million, or 2.5%, as compared to the same period in 2006. Of the $7.8 million increase in product sales, $19.8 million of the increase was attributable to the introduction of new products. The increase was offset by a decrease in existing product sales of $8.1 million and deferred revenue of $3.9 million, which was previously recorded in other sales. We believe existing product sales decreased primarily due to independent associate and member concerns over certain negative publicity and litigation and regulatory activities and the delays in order processing due to the implementation of our ERP system.

The following new products were introduced during 2007:

•	Optimal Skin Care in North America and Australia;

•	Optimal Support Packets in North America;

•	Advanced Ambrotose™ capsules in international markets; and

•	PhytoMatrix™ in Australia and New Zealand.

Pack Sales

We sell packs to our independent associates, which entitles them to purchase our products at wholesale prices. Members can also purchase a pack, which entitles them to purchase our products at a discount from published retail prices. Depending on the type of pack purchased, a pack may include certain products, promotional and educational information, and policies and procedures. Independent associates can also purchase upgrade packs, entitling the independent associate to additional promotional materials and additional commissions and incentives. Our business-building associates purchase annual renewal packs.

The number of new and continuing independent associates and members, who purchased our packs during the years ended December 31, were as follows:

	2007		2006
New	191,000	33.2%	203,000	37.4%
Continuing	384,000	66.8%	341,000	62.6%

Total	575,000	100%	544,000	100%

For the year ended December 31, 2007, the overall number of independent associates and members increased by 31,000 or 5.7%, as compared to 2006. Beginning in the second quarter of 2007, we recorded pack sale-related deferred revenue with pack sales, instead of with other sales, which decreased the pack sales presented for 2007. We have continued to experience an increase in the number of continuing independent associates who purchase our upgrade and renewal packs. However, we experienced a decrease in the number of new independent associates and members purchasing starter packs as compared to the same period in 2006. We believe the decrease in new independent associates and members purchasing starter packs may relate to certain negative publicity, customer difficulty adapting to our new ERP system, changes to our corporate website and independent associate and member concerns resulting from ongoing litigation and regulatory activities.

Additional actions we took in 2007 to help increase the number of independent associates and members are as follows:

•	registered our most popular products in all countries of operations;

•	focused on new product development;

•	explored new international markets;

•	launched an aggressive marketing and educational campaign;

•	expanded our 2007 annual travel incentive for one additional business period;

•	instituted a 100% satisfaction guarantee program;

•	strengthened compliance initiatives;

•	concentrated on publishing results of research studies and clinical trials related to our products;

•	initiated additional incentives; and

•	explored new advertising and educational tools to broaden name recognition.

Pack sales associated with the number of independent associates and members can be further analyzed as follows, for the years ended December 31:

	2007		2006
	Number of independent associates and members	Pack sales	Number of independent associates and members	Pack sales	Percentage and dollar change of pack sales
	(in millions except percentages and independent associate information)
New	191,000	$39.6	203,000	$51.5	($11.9)	(23.1%)
Continuing	384,000	39.4	341,000	29.2	10.2	34.9%

Total	575,000	$79.0	544,000	$80.7	($1.7)	(2.1%)

For the year ended December 31, 2007, our total pack sales decreased by $1.7 million, or 2.1%, to $79.0 million as compared to $80.7 million for the same period in 2006. The decrease in total pack sales was composed of an $11.9 million decrease related to a decrease in the number of new independent associates and members purchasing starter packs. This decrease was partially offset by an increase of $10.2 million related to an increase in the number of business-building independent associates purchasing renewal and upgrade packs.

Other Sales

Other sales consisted of the following:

•	freight revenue charged to our independent associates and members;

•	sales of promotional materials;

•	training and event registration fees;

•

monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database for our independent associates that helps stimulate product sales and provide business management;

•	a reserve for estimated sales refunds and returns; and

•	through March 31, 2007, deferred revenue that pertains to the timing of recognition of revenue for pack and product shipments.

For the year ended December 31, 2007, other sales decreased by $3.5 million to $16.8 million from $20.3 million for the same period in 2006, primarily due to a decrease in freight revenue of $1.8 million and an increase in costs related to sales refunds of $1.7 million. Freight revenue decreased due to the change in the sales mix between countries in which freight is charged to customers and those in which it is not. The increase in costs related to sales refunds was due to a product recall in 2007, issues with shipments during the implementation of our ERP system, and a change in our sales return policy.

Gross Profit

For the year ended December 31, 2007, gross profit decreased by $5.5 million, or 3.3%, to $163.8 million as compared to $169.4 million for the same period in 2006. For the year ended December 31, 2007, gross profit as a percentage of net sales decreased to 39.7% as compared to 41.3% for the same period in 2006. The decrease in gross profit was primarily due to a 2.2% increase in costs of sales and a 3.8% increase in commissions and incentives, which was partially offset by a 0.6% increase in net sales.

Cost of sales increased during the year ended December 31, 2007, by 2.2%, or $1.3 million, to $59.8 million as compared to $58.5 million for the same period in 2006. The increase in cost of sales was primarily due to an increase in inventory write-offs and adjustments of $1.5 million, an increase in freight and other costs of $0.6 million, offset by a decrease in the costs of finished goods of $0.8 million. The inventory write-offs and adjustments were for skin care, shrinkage in certain raw materials, and an increase in complimentary products shipped in connection with the recall of the North American Optimal Restoring Serum, and issues with shipments during the implementation of our ERP system. The increase in freight and other costs was due to increases in shipping rates and an increase in shipments to foreign countries, due to the change in sales among countries. The decrease in the costs of finished goods was due to changes in the sales mix between packs and products. Cost of sales as a percentage of net sales increased to 14.5% from 14.3%, which primarily related to the change in the mix of packs and products sold, increased freight costs, and an increase in inventory write-offs.

Commission costs increased for the year ended December 31, 2007, by 0.9%, or $1.6 million, to $176.7 million as compared to $175.1 million for the same period in 2006. The increase in commissions primarily related to the increase in commissionable net sales. For the year ended December 31, 2007, commissions as a percentage of net sales remained relatively flat at 42.8% as compared to 42.7% for the same period of 2006.

Incentive costs increased for the year ended December 31, 2007, by 74.6%, or $5.3 million, to $12.4 million as compared to $7.1 million for the same period in 2006. The costs of incentives, as a percentage of net sales, increased to 3.0% for the year ended December 31, 2007, as compared to 1.7% for the same period in 2006. The increase was the result of an increase in the number of independent associates who qualified for annual travel incentives, which increased in 2007 by 10.3% to 1,326 as compared to 1,202 in 2006. The increase is also related to the increase in the number of independent associates in international countries who qualified for an annual travel incentive, as the international travel incentives are more expensive per person than domestic travel incentives. Additionally, new international incentives and contests were added during the year ended December 31, 2007, resulting in an increase in incentive costs.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the year ended December 31, 2007, selling and administrative expenses increased $12.4 million, or 17.3%, to $84.3 million as compared to $71.9 million for the same period in 2006. Selling and administrative expenses, as a percentage of net sales for the year ended December 31, 2007, increased to 20.4%, as compared to

17.6% for the same period in 2006. The increase in selling and administrative expenses consists primarily of the following:

•

a net increase of $11.0 million in compensation and compensation-related costs, which included an increase in payroll and payroll-related costs of approximately $6.9 million, an increase in temporary and contract labor of approximately $3.7 million, and an increase in stock option expense of $0.4 million, all of which were due to an increase in staffing levels, normal merit increases, and decreased capitalization of salaries for the ERP system; and

•

an increase of approximately $1.2 million in marketing and marketing-related expenses due to marketing costs associated with new product introductions, an increase in magazine costs, and costs associated with increased attendance at our corporate-sponsored events.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Generally, changes in other operating costs are associated with the changes in our net sales.

For the year ended December 31, 2007, other operating costs increased by $13.2 million, or 27.3%, to $61.7 million as compared to $48.5 million for the same period in 2006. For the year ended December 31, 2007, other operating costs as a percentage of net sales increased to 15.0% compared to 11.8% for the same period in 2006. The increase in other operating costs was primarily due to a $10.2 million increase in accounting, legal, and consulting fees, a $0.7 million increase in various repairs and maintenance costs including purchases of noncapitalizable equipment, a $1.1 million increase in credit card fees, and a $1.2 million increase in bad debt expenses.

Accounting, legal, and consulting fees increased by $10.2 million as compared to the same period in 2006, primarily due to legal fees and litigation costs associated with ongoing lawsuits and regulatory matters of approximately $6.4 million and accounting fees associated with tax related services of $2.6 million. The remaining increase of $1.2 million is the additional consulting fees associated with our new ERP system, global associate training, and global expansion activities.

Credit card processing fees increased by $1.1 million as compared to the same period in 2006 due to an increase in international net sales, especially in South Korea.

Depreciation and Amortization Expense

For the year ended December 31, 2007, depreciation and amortization expense increased by 106.4%, or $5.3 million, to $10.2 million as compared to $5.0 million for the same period in 2006. As a percentage of net sales, depreciation and amortization expense increased to 2.5% from 1.2% for the same period in 2006. The increase in depreciation and amortization expense primarily related to placing into service our ERP system, which cost approximately $34.0 million and is being amortized over 5 years.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2007	2006
United States	37.5%	37.5%
Australia	30%	30%
United Kingdom	30%	30%
Japan	42%	42%
Republic of Korea	27.5%	27.5%
Taiwan	25%	25%

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”), to account for income taxes. The provisions of FAS 109 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of December 31, 2007 and 2006, we maintained our valuation allowance for deferred tax assets in Taiwan totaling $0.7 million and $0.5 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FAS 109, cannot be met. The Republic of Korea deferred tax assets carrying a valuation allowance of $0.6 million at December 31, 2006, were fully utilized in 2007.

The dollar amount of the provisions for income taxes is directly impacted by our profitability and changes in taxable income among countries. For the year ended December 31, 2007, our effective income tax rate increased to 37.1% from 32.1% for the same period in 2006. For 2007, the Company’s effective income tax rate was higher than what would be expected if the federal statutory income tax rate were applied to income before income taxes primarily because of unfavorable permanent items from foreign operations. The tax rate difference for 2006 was primarily due to filing for research and experimentation income tax credits totaling $1.6 million for 2002 through 2005 activities.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2006 and 2005.

	2006		2005		Change
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	(in thousands, except percentages)
Net sales	$410,069	100%	$389,383	100%	$20,686	5.3%
Cost of sales	58,461	14.3%	58,028	14.9%	433	0.7%
Commissions and incentives	182,215	44.4%	172,151	44.2%	10,064	5.8%

	240,676	58.7%	230,179	59.1%	10,497	4.6%

Gross profit	169,393	41.3%	159,204	40.9%	10,189	6.4%

Operating expenses:
Selling and administrative expenses	71,892	17.6%	65,923	16.9%	5,969	9.1%
Depreciation and amortization	4,960	1.2%	3,905	1.0%	1,055	26.9%
Other operating costs	48,467	11.8%	43,766	11.2%	4,701	10.7%

Total operating expenses	125,319	30.6%	113,594	29.1%	11,725	10.3%

Income from operations	44,074	10.7%	45,610	11.8%	(1,536)	(3.4%)
Interest income	2,513	0.6%	1,778	0.5%	735	41.3%
Other income (expense), net	1,101	0.3%	(1,940)	(0.6)%	3,041	(156.8%)

Income before income taxes	47,688	11.6%	45,448	11.7%	2,240	4.9%
Provision for income taxes	(15,298)	(3.7%)	(16,801)	(4.3%)	1,503	(8.9%)

Net income	$32,390	7.9%	$28,647	7.4%	$3,743	13.1%

For geographical purposes, consolidated net sales primarily shipped to customers by location for the years ended December 31, 2006 and 2005 were as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2006		2005
	(in millions, except percentages)
United States	$271.4	66.2%	$259.4	66.6%
Canada	28.6	7.0%	28.0	7.2%
Australia	30.5	7.4%	35.7	9.2%
United Kingdom	7.5	1.8%	8.9	2.3%
Japan	41.4	10.1%	35.4	9.1%
New Zealand	8.9	2.2%	14.6	3.7%
Republic of Korea	12.4	3.0%	4.6	1.2%
Taiwan*	3.7	0.9%	2.3	0.6%
Denmark**	3.4	0.8%	0.5	0.1%
Germany***	2.3	0.6%	—	—%

Totals	$410.1	100%	$389.4	100%

*	Taiwan began operations in June 2005.
**	United Kingdom began shipping products to Denmark in August 2005.
***	United Kingdom began shipping products to Germany in March 2006.

Net Sales

For the year ended December 31, 2006, our operations outside of the United States accounted for approximately 33.8% of our consolidated net sales, whereas in the same period in 2005, our operations outside of the United States accounted for approximately 33.4% of our consolidated net sales.

Overall, our consolidated net sales for the year ended December 31, 2006 increased by $20.7 million, or 5.3%, compared to the same period in 2005. However, net sales for Australia, New Zealand, and the United Kingdom decreased. The decrease in the United Kingdom was the result of heightened activities in the new markets of Denmark and Germany. The decrease in net sales for Australia and New Zealand was the result of continued consumer questions concerning the reformulation of Advanced Ambrotose™. The original formulation of Advanced Ambrotose™ was introduced in the United States in March 2005 and then in other countries in the second half of 2005. Because the initial reaction by some consumers to the original formula of Advanced Ambrotose™ was unfavorable, we introduced a reformulated Advanced Ambrotose™ in mid 2006. The reformulated Advanced Ambrotose™ contains a compound, created using the latest technology, which allows a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe to be produced in a stable powdered form. This technology allows the compound to possess the most potent immunostimulatory properties because it does not strip the compound of its natural mineral counterparts by organic solvent precipitation, and most importantly, allows the compound to retain a high proportion of molecular weight polysaccharides that are believed to be responsible for the effective immune stimulating properties of aloe. This enhanced immune stimulating capability has been demonstrated by independent biological assays conducted by Hyperion Biotechnology.

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

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity; and

•	changes in our commissions and incentives programs.

Our sales mix for the year ended December 31, was as follows:

			Change
	2006	2005	Dollar	Percentage
	(in millions, except percentages)
Product sales	$309.1	$284.8	$24.3	8.5%
Pack sales	80.7	87.8	(7.1)	(8.1%)
Other, including freight	20.3	16.8	3.5	20.8%

Total net sales	$410.1	$389.4	$20.7	5.3%

Overall, the dollar increase in our consolidated net sales consisted of a change in mix of net sales and an increase in volume of products sold. Pack sales relate to the number of new and continuing independent associates and members who purchase our products. However, there is not a direct correlation between the increase in the number of new and continuing independent associates and members purchasing packs and the amount of the increase in product sales because independent associates and members may consume different products at different consumption levels.

Product Sales

For the year ended December 31, 2006, product sales grew $24.3 million, or 8.5%, as compared to the same period in 2005. Of the $24.3 million increase in product sales, $5.4 million of the increase was attributable to the introduction of new products, and the remaining $18.9 million increase in product sales was the result of an increase in the number of independent associates and members purchasing our products. The introduction of new products consisted of the following:

•	FiberSlim in March 2006;

•	Optimal Skin Care in Japan in May 2006;

•	Undaria in Australia and New Zealand in July 2006; and

•	PhytoMatrix™ in the United States and Canada in November 2006.

Pack Sales

We sell packs to our independent associates, which entitles them to purchase our products at wholesale prices. Members can also purchase a pack, which entitles them to purchase our products at a discount from published retail prices. Depending on the type of pack purchased, a pack may include certain products, promotional and educational information, policies and procedures. Independent associates can also purchase upgrade packs, entitling the independent associate to additional promotional materials and additional commissions and incentives. Our business-building associates purchase annual renewal packs.

The number of new and continuing independent associates and members who purchased our packs during the years ended December 31, were as follows:

	2006		2005
New	203,000	37.4%	230,000	47.0%
Continuing	341,000	62.6%	260,000	53.0%

Total	544,000	100%	490,000	100%

For the year ended December 31, 2006, the overall number of independent associates and members increased by 54,000, or 11.0%, as compared to 2005. We did experience a decrease in the number of new independent associates and members purchasing starter packs, which we believe primarily related to concerns resulting from ongoing litigation and from the reformulation of Advanced Ambrotose™. Additional actions we took in the second half of 2006 to help increase the number of independent associates and members are as follows:

•

the introduction in November 2006 of PhytoMatrix™, which contains a unique blend of plant-based minerals, natural vitamin complexes, and standardized phytochemicals that we believe is the first such product in our industry;

•	the registration of our new paraben-free skin care products into all other markets in which we operate;

•	the initiation of additional incentives;

•	the investment in additional research and development activities related to our products and proprietary ingredients; and

•	the exploration of new advertising tools to broaden our name recognition.

Pack sales associated with the number of independent associates and members can be further analyzed as follows:

	For the years ended December 31,
	2006		2005		2006 to 2005
	Number of independent associates and members	Pack sales	Number of independent associates and members	Pack sales	Percentage and dollar change of pack sales
	(in millions except percentages and independent associate information)
New	203,000	$51.5	230,000	$61.3	($9.8)	(16.0%)
Continuing	341,000	29.2	260,000	26.5	2.7	10.2%

Total	544,000	$80.7	490,000	$87.8	($7.1)	(8.1%)

For the year ended December 31, 2006, our total pack sales decreased by $7.1 million, or 8.1%, to $80.7 million as compared to $87.8 million for the same period in 2005. The decrease in total pack sales was composed of a $9.8 million decrease from the number of new independent associates and members purchasing starter packs. This decrease was partially offset by an increase of $2.7 million related to an increase in the number of business-building independent associates purchasing renewal and upgrade packs.

Other Sales

Other sales consisted of the following:

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

Cost of Sales

Cost of sales consisted of products purchased from third-party manufacturers, costs of promotional materials sold to our independent associates, in-bound freight, provisions for slow-moving or obsolete inventories, and costs associated with complementary shipped products. Our cost of sales as a percentage of net sales is affected by unit costs for purchased products and the mix of products and packs sold due to the fact that product sales have higher gross margins than pack sales.

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

We recorded a provision for obsolete and slow-moving inventories of $0.4 million for each of the years ended December 31, 2006 and 2005. The provision primarily relates to discontinued promotional materials, write-off of the original formula of Advanced Ambrotose™, and normal obsolete or damaged products.

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

Incentives

Each year, we offer new travel incentives and contests that are designed to stimulate both pack and product sales. We accrue costs associated with the travel incentives during the months when independent associates qualify to win the trips. In 2006, we offered travel incentives in each country in the first half of the year and also offered an additional incentive in the second half of the year in our international markets.

For the year ended December 31, 2006, the cost of incentives increased by $1.3 million, or 22.4%, to $7.1 million as compared to $5.8 million for the same period in 2005. As a percentage of net sales, for the year ended December 31, 2006, incentives increased to 1.7% as compared to 1.5% for the same period in 2005. The dollar increase for the year ended December 31, 2006 related to initiating each country’s travel incentive and contests, which attracted participation by additional independent associates. For the year ended December 31, 2006, total incentive costs consisted of costs of $4.2 million associated with our 2006 annual travel incentive contest held in early 2006 and costs of $2.9 million associated with other contests and incentives held throughout the year. For the year ended December 31, 2005, total incentive costs consisted of costs of $4.0 million associated with our 2005 travel incentive contest held in the summer and costs of $1.8 million associated with other contests and incentives.

Gross Profit

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

Depreciation and Amortization

For the year ended December 31, 2006, depreciation and amortization expense increased by $1.1 million, or 26.9%, to $5.0 million from $3.9 million for the same period in 2005. The increase in depreciation expense related to the purchase of additional leasehold improvements and the capitalization of costs incurred related to Phase I of our internally-developed software project that was put into service in 2005.

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

Travel

For the year ended December 31, 2006, travel expenses increased by $1.4 million, or 26.4%, to $6.7 million from $5.3 million for the same period in 2005. The increase in travel expenses are due to additional trips by our management to attend corporate-sponsored events, additional support and training provided to our international offices, costs associated with our internally-developed software project, and planned international growth.

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

Royalties

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

Research and development costs

For the year ended December 31, 2006, research and development costs increased by $1.4 million, or 350.0%, to $1.8 million from $0.4 million for the same period in 2005. The increase in research and development costs related to the timing of research activities for clinical studies and development of our skin-care formulation, as well as other research and development activities.

Other miscellaneous operating expenses

The remaining miscellaneous operating expenses are primarily variable in nature and relate directly to the change in net sales. Variable costs included in other miscellaneous operating expenses consist of bank charges, utilities, repair and maintenance, telephone, insurance, postage, and offsite storage fees. For the year ended December 31, 2006, other miscellaneous operating expenses increased by $3.5 million, or 21.7%, to $19.5 million as compared to $16.0 million for the same period in 2005.

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

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows:

Country	For the year ended December 31, 2006	For the year ended December 31, 2005
United States	37.5%	38%
Australia	30%	30%
United Kingdom	30%	30%
Japan	42%	42%
Republic of Korea	27.5%	25%
Taiwan	25%	25%

*	For 2006 and 2005, the United States statutory income tax rates include a federal income tax rate of 35% and an average state income tax rate of 2.5% for 2006 and 3.0% for 2005.

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

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”), to account for income taxes. The provisions of FAS 109 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realizability of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of December 31, 2006 and 2005, we maintained our valuation allowance for deferred tax assets in the Republic of Korea and Taiwan totaling $1.1 million and $0.7 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FAS 109, cannot be met.

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

Seasonality

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

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, funding international expansion, and payment of quarterly cash dividends. We generally fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our needs through net cash flows from operations. At December 31, 2007, we have $47.1 million in cash and cash equivalents and $13.0 million in investments, which can be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Cash and Cash Equivalents and Investments

At December 31, 2007, our cash and cash equivalents increased by 3.0%, or $1.4 million, to $47.1 million as compared to $45.7 million at December 31, 2006. The increase in cash and cash equivalents was directly attributable to current operations and sales of investments of $12.4 million, which was offset by funding our ERP system, payment of dividends to our investors, and restricting additional cash.

At December 31, 2007, our investments decreased by 49.0%, or $12.4 million, to $13.0 million as compared to $25.4 million at December 31, 2006. Our investments can be readily liquidated, if necessary, to help fund operations.

Working Capital

Working capital accounts include cash and cash equivalents, receivables, inventories, prepaid expenses, deferred revenues, payables, and accrued expenses. At December 31, 2007, our working capital decreased by $3.2 million, or 11.2%, to $25.6 million from $28.8 million at December 31, 2006. The decrease in working capital is primarily related to the use of current assets to fund capital expenditures, the accrual for ongoing litigation, offset by the sale of long-term investments. Although we can give no assurances, we believe our working capital will remain relatively unchanged as we monitor our existing cash flow needs with our current long-term investment strategy.

Net Cash Flows

Our net consolidated cash flows consist of the following, for the years ended December 31:

	2007	2006	2005
Provided by (used in):	(in millions)
Operating activities	$17.8	$39.9	$43.0
Investing activities	($7.8)	($35.7)	($15.6)
Financing activities	($9.4)	($14.0)	($13.8)

Operating Activities

For the years ended December 31, 2007, 2006, and 2005, our net operating activities provided cash of $17.8 million, $39.9 million, and $43.0 million, respectively. For the years ended December 31, 2007, 2006, and 2005, net earnings adjusted for noncash activities provided cash of $16.8 million, $44.0 million, and $36.8 million, respectively, and our working capital accounts provided (used) cash of $1.0 million, ($4.1 million), and $6.2 million.

We expect that our net operating cash flows in 2008 will continue to be sufficient to fund our current operations and future quarterly cash dividends. There can be no assurance, however, that we will continue to generate cash flows at or above current levels, or will continue to declare and pay dividends. Certain events, such as an unfavorable outcome against us with respect to current litigation, could impact our available cash or our ability to generate cash flows from operations. See “Risk Factors—We are not required to pay dividends, and our board of directors could decide not to declare a dividend or could reduce the amount of the dividend at any time” in Item 1A of this Form 10-K for further discussion related to future payment of dividends.

Investing Activities

For the years ended December 31, 2007, 2006, and 2005, our net investing activities used cash of $7.8 million, $35.7 million, and $15.6 million, respectively.

In 2007, we used cash of $13.4 million to purchase capital assets and $6.8 million as collateral for credit card payments in the Republic of Korea, which was partially offset by sales of investments of $12.4 million. In 2006, we used cash of $26.7 million to purchase capital assets, $8.0 million to purchase investments, and $3.6 million as collateral for credit card payments in the Republic of Korea, which was partially offset by releasing $2.6 million of restricted cash to operations related to the expiration of a letter of credit for our travel incentive. In 2005, we used cash of $13.1 million to purchase capital assets and $0.3 million to purchase investments, which was partially offset by releasing $2.3 million of restricted cash from collateral related to our travel incentive.

Capital asset purchases included capitalized costs associated with the development of our new ERP system. In 2004, we substantially completed the development of Phase I of our new ERP system. In 2005, we began configuring Phase II and in April 2007 we implemented Phase II. In the second and third quarters of 2007, we completed further stabilization activities and added additional functionality to our ERP system. For the year ended December 31, 2007, we capitalized $3.7 million for the ERP system.

In 2008, we anticipate using cash of between $10 and $15 million to purchase other capital assets for use in our operations, for expansion of our corporate facilities and for planned international expansion.

Financing Activities

In 2007, we used cash of $9.4 million to fund our net financing activities. During 2007, we used cash of $9.5 million to fund payment of quarterly cash dividends to our shareholders and used cash of $0.1 million to repay capital leases. These uses of cash were partially offset by receiving cash of $0.1 million and recording an income tax benefit of $0.1 million related to option holders exercising their stock options.

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

General Liquidity and Cash Flows

We continue to generate positive cash flows from operations and believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations, our estimated payments of cash dividends, the repurchase of our common stock in the open market, and international expansion costs for the next 12 to 24 months. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we would be required to modify our payment of future dividends and raise additional funds, which may not be available on favorable terms, if at all. See “Risk Factors—We are not required to pay dividends, and our board of directors could decide not to declare a dividend or could reduce the amount of the dividend at any time” in Item 1A of this Form 10-K for further discussion related to future payment of dividends.

Contractual Obligations. The following summarizes our future commitments and obligations associated with various agreements and contracts as of December 31, 2007, for the years ending December 31:

	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Capital lease obligations	$126	$126	$121	$31	—	—	$404
Purchase obligations	9,556	4,208	1,694	1,050	1,050	3,150	20,708
Operating leases	3,279	1,777	1,139	774	781	3,314	11,064
Post-employment royalty	492	492	492	492	492	985	3,445
Employment agreements	1,407	206	—	—	—	—	1,613
FIN 48 obligations, including interest and penalties(1)	1,096	—	—	—	—	496	1,592
Other contractual obligations	100	—	—	—	—	—	100

Total commitments and obligations	$16,056	$6,809	$3,446	$2,347	$2,323	$7,945	$38,926

(1)	The timing of future payments of our uncertain tax positions of $1.6 million is uncertain. See Note 8 to the consolidated financial statements for further discussion.

We have maintained purchase commitments with certain of our raw material suppliers to purchase minimum quantities and help ensure exclusivity of our raw materials and proprietorship of our products. Currently, we have four supply agreements that require minimum purchase commitments. We expect to exceed our minimum monthly-required purchase commitments. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any set minimums. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards.

In 2005, we substantially completed the first phase of our fully-integrated internally-developed software system and designed the second phase of our fully integrated global internally developed software system. In 2007, we completed the design and customization of Phase II of our fully-integrated internally-developed software system which began in 2006. In 2008, capital expenditures are expected to be between $10 million and $15 million.

Off–Balance Sheet Arrangements

We do not have any special-purpose entity arrangements, nor do we have any off-balance sheet arrangements.

Market Risks

Please see “Quantitative and Qualitative Disclosure about Market Risk” under Item 7A of this Form 10-K for additional information about our Market Risks.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, our estimates and assumptions have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2007:

Allowance for Doubtful Accounts

Accounts receivable consists of receivables from manufacturers, independent associates, and members and are carried at their estimated collectible amounts. As of December 31, 2007, net accounts receivable totaled $0.6 million. Historically, estimates for doubtful accounts have been immaterial. However, in April 2007, with the implementation of our ERP system, we now simultaneously receive payment for an order when the order ships, and the new ERP system creates a receivable for the payment if the payment is rejected or if it does not match the order total. We periodically review receivables for realizability and base collectibility upon assumptions, historical trends, and recent account activities. If our estimates regarding estimated collectibility are inaccurate or consumer trends change in an unforeseen manner, we may be exposed to additional write-offs or bad debts. As of December 31, 2007, we have an allowance for doubtful accounts of $0.9 million.

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding fair market value or obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. Generally, we carry inventory reserves ranging between $0.3 million and $0.6 million. At December 31, 2007, the carrying value of our inventory was $23.7 million.

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

We review our fixed assets for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable, such as plans to dispose of an asset before the end of its previously estimated useful life. Our impairment review includes a comparison of future projected cash flows generated by the asset, or group of assets, with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount exceeds the fair value. The fair value is determined by calculating the discounted expected future cash flows using an estimated risk-free rate of interest. Any identified impairment losses are recorded in the period in which the impairment occurs. The carrying value of the fixed asset is adjusted to the new carrying value and any subsequent increases in fair value of the fixed asset are not recorded. In addition, if we determine the estimated remaining useful life of the asset should be reduced from our original estimate, the periodic depreciation expense is adjusted prospectively, based on the new remaining useful life of the fixed asset.

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

Historically our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of December 31, 2007, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life	Net carrying value at December 31, 2007
Office furniture and equipment	5 to 7 years	$ 3.2 million
Computer hardware and software	3 to 5 years	35.7 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements	2 to 10 years(1)	3.8 million
Construction in progress	2 to 10 years(2)	1.6 million

Total net carrying value at December 31, 2007		$44.4 million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
(2)	Construction in process includes fixed assets, leasehold improvements and internally-developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over three to five years.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of December 31, 2007, we recorded $1.1 million in taxes payable and $0.5 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FIN 48, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2007, we maintained a valuation allowance for deferred tax assets arising from our operations in Taiwan because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” In addition, as of December 31, 2007, we had deferred tax assets, after valuation allowance, totaling $6.9 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenues from sales of our products, sales of our starter and renewal packs, and shipping fees. Substantially all of our product and pack sales are made to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any sales taxes. Total deferred revenue consists of (i) revenue received from sales of packs and products shipped but not received by the customers at period end; (ii) revenue received for a one-year magazine subscription; (iii) revenue received from pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack; and (iv) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. We recognize deferred revenue from shipped packs and products upon receipt by the customer. We recognize deferred revenue related to future corporate-sponsored events when the event is held. All other deferred revenue is recognized over one year. At December 31, 2007, total deferred revenue was $4.8 million. Although we have no immediate plans to significantly change the contents of our packs or our shipping methods, any such change in the future could result in additional revenue deferrals or cause us to recognize deferred revenue over a longer period of time. For example, if we were to decrease the number of items included in our packs while keeping the sales price of the packs the same, we would have to defer additional revenue and recognize the additional deferred revenue over one year.

We have three different product return policies: (i) a policy for our retail customers, (ii) a policy for our independent members, and (iii) a policy for our independent associates. Retail customers may return any of our products, within 180 days of purchase, to the original independent associate who sold the product, who is then required to provide the retail customer with a full cash refund. The independent associate may then forward proof of the refund to us to receive a replacement product. Members may return an order to us within 180 days of the purchase date without membership termination or restocking fees. After 180 days from the date of purchase, the member may not receive a refund and is allowed an exchange only and may, if abuse of the return policy is found, have their membership terminated. An independent associate is allowed to return an order within one year of the purchase date upon terminating their associate account. If the product is returned unopened and in good salable condition, the independent associate may receive a full refund We may also allow the independent associate to receive a full 100% refund for the first 180 days following the product’s purchase. After 180 days from the purchase date, the independent associate may not request a refund, and is allowed an exchange only; however, if abuse of the return policy is found, the independent associate may be terminated.

Historically, sales returns estimates have not materially deviated from actual sales returns. Based upon our return policies, we estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers return their merchandise within the first 90 days after the original sale. Sales returns have averaged 1% or less of our gross sales and for the year ended December 31, 2007 were composed of the following (in thousands):

Sales reserve as of December 31, 2006	$444
Current provision related to sales made in 2007	4,683
Current provision related to sales made prior to 2007	417
Actual returns or credits in 2007 related to 2007	(4,111)
Actual returns or credits in 2007 related to prior periods	(861)

Sales reserve as of December 31, 2007	$572

The 100% satisfaction guarantee sales return policy for the first 180 days following a product’s purchase was implemented in August 2007. As a result of this change sales returns increased during the last part of the year. We have increased our sales reserve at December 31, 2007, accordingly.

Accounting for Stock-Based Compensation

We grant stock options to our employees and board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model, (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2007, our assumptions and estimates used for the calculated fair value of stock options granted in 2007 were as follows:

•	average dividend yield between 2.3% and 4.9%;

•	expected average risk-free interest rate between 4.2% and 4.7%;

•	expected market price volatility between 67.7% and 68.3%;

•	expected forfeiture rate of 0%;

•	expected average life of stock options of 4.5 years;

•	the calculated fair value of stock options granted of $3.07 to $7.76 per share; and

•	the percentage of options’ calculated fair value compared to its exercise price of 42.0% to 49.7%.

Historically, the estimates for our assumptions have not materially deviated from our actual reported results and rates. However, the assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of December 31, 2007, using our current assumptions and estimates, we anticipate recognizing $1.0 million in gross compensation expense through 2010 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but generally ranges between 42% to 69% of the exercise price multiplied by the number of stock options awarded. As of December 31, 2007, we had 99,561 shares available for grant in the future.

Contingencies and Litigation

Each quarter, we evaluate the need to establish a reserve for any legal claims or assessments. We base our evaluation on our best estimates of the potential liability in such matters. The legal reserve includes an estimated amount for any damages and the probability of losing any threatened legal claims or assessments. The legal reserve is developed in consultation with our general and outside counsel and is based upon a combination of litigation and settlement strategies. Although we believe that our legal reserves and accruals are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. If actual results differ, if circumstances change, or if we experience an unanticipated adverse outcome of any legal action, including any claim or assessment, we would be required to recognize the estimated amount that could reduce net income, earnings per share, and cash flows.

Recent Financial Accounting Standards Board Statements

FIN 48. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. In 2007, we recorded $0.8 million to retained earnings related to adopting FIN 48 in the first quarter of 2007.

FIN 48-1. Effective January 1, 2007, we adopted the FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying consolidated financial statements.

FAS 157. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 on January 1, 2008, did not have a significant effect on our consolidated financial position, results of operations, or cash flows.

FAS 159. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. We did not elect the fair value option for any items permitted under FAS 159.

FAS 141(R). In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, (“FAS 141(R)”). FAS 141(R) replaces FAS Statement No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired in an acquisition. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FAS 141(R) on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. The current (spot) rate, weighted-average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2007 were as follows:

Country (foreign currency name)	Low	High	Weighted- Average	Spot
Australia (Dollar)	$0.77230	$0.93480	$0.83899	$0.87670
Canada (Dollar)	$0.84380	$1.09390	$0.93565	$1.01940
Denmark (Krone)	$0.17320	$0.19960	$0.18399	$0.19750
Germany (Euro)	$1.29060	$1.48590	$1.37074	$1.47290
Japan (Yen)	$0.00807	$0.00926	$0.00850	$0.00891
New Zealand (Dollar)	$0.67920	$0.80810	$0.73649	$0.77520
Republic of Korea (Won)	$0.00105	$0.00113	$0.00108	$0.00107
Taiwan (Dollar)	$0.02989	$0.03103	$0.03044	$0.03077
United Kingdom (British Pound)	$1.92560	$2.10500	$2.00181	$1.99730

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15, beginning on page F-1 of this report.

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for the periods indicated. In our opinion, this information has been prepared on the same basis as our audited consolidated financial statements set forth in this report and includes all adjustments that are considered necessary to present fairly this information in accordance with generally accepted accounting principles. The reader should read this information in conjunction with “Item 15.—Consolidated Financial Statements and related Notes” beginning on page F-1 of this report.

	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007(1)	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in millions, except per share information)
Net sales	$104.8	$111.2	$96.8	$99.9	$99.0	$104.8	$99.5	$106.8
Gross profit	$43.2	$42.9	$38.7	$39.1	$39.0	$44.1	$42.1	$44.2
Income (loss) before income taxes	$10.4	$2.6	$2.1	($4.7)	$9.3	$13.4	$12.7	$12.2
Provision (benefit) for income taxes	$3.5	$1.1	$0.4	($1.1)	$3.4	$4.8	$3.0	$4.1
Net income (loss)	$6.9	$1.5	$1.7	($3.6)	$5.9	$8.6	$9.7	$8.2
Earnings (loss) per share:
Basic	$0.26	$0.06	$0.07	($0.13)	$0.22	$0.32	$0.37	$0.31

Diluted	$0.26	$0.06	$0.07	($0.13)	$0.22	$0.31	$0.36	$0.30

(1)	We recorded $4.7 million of legal costs related to ongoing litigation matters in the fourth quarter of 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in the Company’s Current Report on Form 8-K, filed on October 18, 2007, and Amendment No. 1 thereto, filed on October 24, 2007, the Company dismissed Grant Thornton LLP as its independent registered public accountants and engaged BDO Seidman, LLP, effective October 18, 2007, to act as its independent registered public accountants. There were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

In connection with the dismissal of Grant Thornton LLP, the Company has received informal inquiries from NASDAQ and the Securities and Exchange Commission (“SEC”). As of the date of filing our Form 10-K, NASDAQ and the SEC have not completed their informal inquires.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (as defined in Exchange Act Rules 13(a) and 15(d)-15(e)), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over financial reporting. During the second half of 2007, we continued to refine and enhance our new ERP system, which was implemented during the second quarter of 2007. This refinement/enhancement has involved various changes to internal processes and control procedures over financial reporting; however, our internal controls over financial reporting have not been materially affected.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. BDO Seidman, LLP has also audited our internal control over financial reporting and its report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mannatech, Incorporated

Coppell, Texas

We have audited Mannatech, Incorporated’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Mannatech, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mannatech, Incorporated and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended and our report dated March 14, 2008, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Dallas, Texas

March 14, 2008

Item 9B.  Other Information

None.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III is incorporated by reference to our definitive proxy statement to be filed with the United States Securities and Exchange Commission no later than April 29, 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of the report:

1.  Consolidated Financial Statements

The following financial statements and the Reports of Independent Registered Public Accounting Firms are filed as a part of this report on the pages indicated:

2.  Financial Statement Schedule

The financial statement schedule required by this item is included as an Exhibit to this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

3.  Exhibit List

See Index to Exhibits following our Consolidated Financial Statements contained in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2008

Mannatech, Incorporated

By:	/S/ TERRY L. PERSINGER
Terry L. Persinger
President and Chief Executive Officer (principal executive officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2008.

Signature	Title

/S/ TERRY L. PERSINGER Terry L. Persinger	President, Chief Executive Officer, and Director (principal executive officer)

/S/ STEPHEN D. FENSTERMACHER Stephen D. Fenstermacher	Senior Vice President and Chief Financial Officer (principal accounting officer)

/S/ SAMUEL L. CASTER Samuel L. Caster	Chairman of the Board

/S/ J. STANLEY FREDRICK J. Stanley Fredrick	Lead Director

/S/ PATRICIA A. WIER Patricia A. Wier	Director

/S/ ALAN D. KENNEDY Alan D. Kennedy	Director

/S/ GERALD E. GILBERT Gerald E. Gilbert	Director

/S/ ROBERT C. BLATTBERG, PH. D. Robert C. Blattberg, Ph. D.	Director

/S/ MARLIN RAY ROBBINS Marlin Ray Robbins	Director

/S/ LARRY A. JOBE Larry A. Jobe	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mannatech, Incorporated

Coppell, Texas

We have audited the accompanying consolidated balance sheet of Mannatech, Incorporated and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mannatech, Incorporated and subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Dallas, Texas

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mannatech, Incorporated

We have audited the accompanying consolidated balance sheet of Mannatech, Incorporated (a Texas corporation) and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mannatech, Incorporated and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006. As discussed in Note 10 to the consolidated financial statements, the Company also adopted FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: An Amendment of FASB Statements No. 87, 88, 106, and 132R, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mannatech, Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion on both management’s assessment of Mannatech, Incorporated’s internal control over financial reporting and on Mannatech, Incorporated’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas

March 16, 2007

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$47,103	$45,701
Restricted cash	340	2,251
Accounts receivable, net of allowance of $877 and $0 in 2007 and 2006, respectively	618	999
Income tax receivable	2,136	2,155
Inventories, net	23,706	23,923
Prepaid expenses and other current assets	6,053	4,323
Deferred tax assets	1,789	1,478

Total current assets	81,745	80,830
Long-term investments	12,950	25,375
Property and equipment, net	42,818	16,523
Construction in progress	1,594	24,725
Long-term restricted cash	11,726	3,132
Other assets	1,470	1,372
Long-term deferred tax assets	151	278

Total assets	$152,454	$152,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$110	$92
Accounts payable	3,637	3,339
Accrued expenses	30,315	26,841
Commissions and incentives payable	11,139	15,511
Taxes payable	6,198	3,556
Deferred revenue	4,769	2,697

Total current liabilities	56,168	52,036
Capital leases, excluding current portion	261	349
Long-term royalties due to an affiliate	2,440	2,879
Long-term deferred tax liabilities	5,165	7,444
Other long-term liabilities	1,565	730

Total liabilities	65,599	63,438

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,667,882 shares issued and 26,460,788 shares outstanding in 2007 and 27,617,081 shares issued and 26,409,987 shares outstanding in 2006	3	3
Additional paid-in capital	40,146	38,941
Retained earnings	62,620	66,393
Accumulated other comprehensive loss	(1,123)	(1,749)

	101,646	103,588
Less treasury stock, at cost, 1,207,094 shares in 2007 and 2006	(14,791)	(14,791)

Total shareholders’ equity	86,855	88,797

Total liabilities and shareholders’ equity	$152,454	$152,235

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	For the years ended December 31,
	2007	2006	2005
Net sales	$412,678	$410,069	$389,383
Cost of sales	59,765	58,461	58,028
Commissions and incentives	189,067	182,215	172,151

	248,832	240,676	230,179

Gross profit	163,846	169,393	159,204

Operating expenses:
Selling and administrative expenses	84,298	71,892	65,923
Depreciation and amortization	10,236	4,960	3,905
Other operating costs	61,703	48,467	43,766

Total operating expenses	156,237	125,319	113,594

Income from operations	7,609	44,074	45,610
Interest income	2,700	2,513	1,778
Other income (expense), net	180	1,101	(1,940)

Income before income taxes	10,489	47,688	45,448

Provision for income taxes	(3,895)	(15,298)	(16,801)

Net income	$6,594	$32,390	$28,647

Earnings per common share:
Basic	$0.25	$1.22	$1.06

Diluted	$0.25	$1.19	$1.03

Weighted-average common shares outstanding:
Basic	26,443	26,598	26,990

Diluted	26,893	27,219	27,771

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands, except per share information)

	Common Stock Outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Shares	Par value				Shares	Amounts
Balance at December 31, 2004	27,041	$3	$34,917	$21,672	$195	74	($562)	$56,225
Proceeds from stock options exercised	244	—	799	—	—	—	—	799
Tax benefit from exercise of stock options	—	—	822	—	—	—	—	822
Tender of common stock to exercise stock options	33	—	231	—	—	12	(231)	—
Benefit related to stock options and warrants	—	—	(70)	—	—	—	—	(70)
Repurchase of common stock	(580)	—	—	—	—	580	(6,998)	(6,998)
Declared dividends of $0.29 per share	—	—	—	(7,814)	—	—	—	(7,814)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	(1,310)	—	—	(1,310)
Unrealized gain from investments classified as available for sale, net of tax of $15	—	—	—	—	17	—	—	17
Net income	—	—	—	28,647	—	—	—	28,647

Total comprehensive income								27,354

Balance at December 31, 2005	26,738	3	36,699	42,505	(1,098)	666	(7,791)	70,318
Proceeds from stock options exercised	213	—	1,050	—	—	—	—	1,050
Tax benefit from exercise of stock options	—	—	497	—	—	—	—	497
Charge related to stock-based compensation	—	—	695					695
Repurchase of common stock	(541)	—	—	—	—	541	(7,000)	(7,000)
Declared dividends of $0.32 per share	—	—	—	(8,502)	—	—	—	(8,502)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	(622)	—	—	(622)
Unrealized gain from investments classified as available-for-sale, net of tax of $9	—	—	—	—	15	—	—	15
Charge related to adopting FAS 158, net of tax of $30	—	—	—	—	(44)	—	—	(44)
Net income	—	—	—	32,390	—	—	—	32,390

Total comprehensive income								31,739

Balance at December 31, 2006	26,410	3	38,941	66,393	(1,749)	1,207	(14,791)	88,797
Proceeds from stock options exercised	51	—	157	—	—	—	—	157
Tax benefit from exercise of stock options	—	—	100	—	—	—	—	100
Charge related to stock-based compensation	—	—	948	—	—	—	—	948
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	—	—	—	(845)	—	—	—	(845)
Declared dividends of $0.36 per share	—	—	—	(9,522)	—	—	—	(9,522)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	613	—	—	613
Pension obligations, net of tax of $8	—	—	—	—	12	—	—	12
Unrealized gain from investments classified as available-for-sale, net of tax	—	—	—	—	1	—	—	1
Net income	—	—	—	6,594	—	—	—	6,594

Total comprehensive income								7,220

Balance at December 31, 2007	26,461	$3	$40,146	$62,620	($1,123)	1,207	($14,791)	$86,855

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,594	$32,390	$28,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,236	4,960	3,905
Provision for inventory losses	568	320	338
Provision for doubtful accounts	877	150	—
Loss on disposal of assets	39	127	75
Tax benefit from exercise of stock options	—	—	822
Accounting charge related to stock-based compensation expense	948	695	(70)
Deferred income taxes	(2,440)	5,360	3,087
Accrued interest on receivable	—	(7)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(495)	(441)	(161)
Income tax receivable	28	(2,174)	—
Inventories	(337)	(4,456)	(7,163)
Prepaid expenses and other current assets	(1,730)	(847)	(300)
Other assets	(76)	(228)	9
Accounts payable	276	(2,136)	3,279
Accrued expenses and taxes payable	5,646	7,318	5,905
Commissions and incentives payable	(4,430)	(104)	3,144
Deferred revenue	2,072	(1,015)	1,456

Net cash provided by operating activities	17,776	39,912	42,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(13,409)	(26,720)	(13,114)
Proceeds from sale of assets	—	18	—
Decrease in restricted cash	—	2,636	209
Increase in restricted cash	(6,854)	(3,609)	(2,467)
Sale of investments	12,424	—	—
Purchase of investments	—	(8,011)	(276)

Net cash used in investing activities	(7,839)	(35,686)	(15,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	100	497	—
Proceeds from stock options exercised	157	1,050	799
Payment of cash dividends	(9,522)	(8,502)	(7,563)
Repayment of capital lease obligation	(107)	(78)	(11)
Repurchase of common stock	—	(7,000)	(6,998)

Net cash used in financing activities	(9,372)	(14,033)	(13,773)

Effect of currency exchange rate changes on cash and cash equivalents	837	(699)	(1,534)

Net increase (decrease) in cash and cash equivalents	1,402	(10,506)	12,009
Cash and cash equivalents at the beginning of year	45,701	56,207	44,198

Cash and cash equivalents at the end of year	$47,103	$45,701	$56,207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$5,291	$14,139	$4,913
Interest paid on capital leases	$21	$17	$—
SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired through capital leases	$37	$496	$—
Treasury shares tendered to exercise stock options	$—	$—	$231
Declaration of dividends	$—	$—	$2,139
Unrealized gains from investments	$1	$15	$17
Plan benefit obligation related to adopting FAS 158	$—	$44	$—

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated, located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. Mannatech, Incorporated (together with its subsidiaries, the “Company”) develops, markets, and sells high-quality, proprietary nutritional supplements, skin care and topical products, and weight-management products that are primarily sold to independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, including credit card receivables, with original maturities of three months or less to be cash equivalents. As of December 31, 2007 and 2006, cash and cash equivalents held in bank accounts in foreign countries totaled $40.6 million and $33.8 million, respectively.

The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor as the cash proceeds from credit card receivables are received within 24 to 72 hours after receiving the approval code from the credit card processor. As of December 31, 2007 and 2006, credit card receivables were $2.6 million and $3.7 million, respectively.

Restricted Cash

The Company is required to restrict cash related to direct selling and credit card sales in the Republic of Korea, which as of December 31, 2007 and 2006 was $11.5 million and $2.9 million, respectively. In addition, the Company is required to restrict cash related to its Canada operations, which as of December 31, 2007 and 2006 was $0.3 million and $0.4 million, respectively. The Company also restricts cash related to a term deposit in an Australian bank, totaling $0.2 million, as collateral for its Australian building lease. The restricted term deposit is expected to be renewed through March 2008, when the Australian building lease expires.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company offers an annual travel incentive for its independent associates who qualify for its annual travel incentive. The North American travel incentive for 2007 was a cruise. The cruise ship company requires a letter of credit as a security deposit. As of December 31, 2007 and 2006, the Company had restricted cash of $0 and $1.9 million, respectively, held as collateral for this letter of credit.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Beginning in April 2007, with the implementation of the Company’s ERP system, receivables are created upon shipment of an order, if the payment is rejected or does not match the order total. As of December 31, 2007, receivables consisted primarily of amounts due from members and associates. As of December 31, 2006, receivables consisted of a receivable due from a bank and payments due from manufacturers for purchases of raw material inventories. The Company periodically evaluates its receivables for collectibility based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At December 31, 2007 and 2006, the Company held an allowance for doubtful accounts of $0.9 million and $0, respectively. In addition, at December 31, 2007 and 2006, accounts receivable included a receivable due from MannaRelief, a related party, of $0.1 and $0.2 million, respectively, and a fully-reserved note receivable due from an affiliate of approximately $0.2 million.

Long-Term Investments

The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Under FAS 115, debt securities that have readily determinable fair values are classified in three categories: held-to-maturity, trading, or available-for-sale. The Company’s investments are all categorized as available-for-sale and are recorded at fair value, which is determined based on quoted market prices with unrealized gains and losses included in shareholders’ equity, net of tax. Any decline in the market value of an investment that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value, recorded to earnings and establishing a new cost basis for the investment. The Company records any realized gains and losses on sales of its investments in other income (expense), net in its accompanying Consolidated Statements of Operations, based on the specific identification method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other operating costs in the accompanying Consolidated Statements of Operations. The estimated useful lives of fixed assets are as follows:

Estimated useful life
Office furniture and equipment	5 to 7 years
Computer hardware and software	3 to 5 years
Automobiles	3 to 5 years
Leasehold improvements	2 to 10 years
Construction in progress	2 to 10 years

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories

Inventories consist of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost (on a weighted-average basis) or market. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of December 31, 2007 and 2006, other assets consisted of deposits for building leases in various locations totaling $1.5 million and $1.4 million, respectively.

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

Other Long-Term Liabilities

At December 31, 2007 and 2006, the Company maintained building operating leases for its regional office facilities located in the United Kingdom, Japan, the Republic of Korea, and Taiwan and accrued restoration costs related to these leases totaling $0.4 million and $0.2 million, respectively. At December 31, 2007 and 2006, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to its deferred benefit plan for its Japan operations of $0.5 million and $0.4 million, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criterion for recognition.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company’s revenues are derived from sales of its products, sales of its starter and renewal packs, and shipping fees. Substantially all of the Company’s product sales are sold to independent associates at published wholesale prices and to members at discounted published retail prices. The Company recognizes revenue upon receipt of packs and products by its customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. In July 2007, the Company amended its sales return policy to remove the 10% restocking fee previously charged to returns made within 180 days of purchase, which increased sales returns during the last few months of the year. The Company increased the sales reserve accordingly.

The Company defers certain of its revenue. Total deferred revenue consists of revenue received i) from sales of packs and products, which were shipped but not received by the customers by period end; ii) related to a one-year magazine subscription; iii) from pack sales when the pack sale price exceeded the wholesale value of all individual components within the pack; and iv) related to prepaid registration fees from customers planning to attend a future corporate-sponsored event. The Company recognizes deferred revenue related to shipped packs and products upon receipt by the customer. The Company recognizes deferred revenue related to future corporate-sponsored events when the event is held. All other deferred revenue is recognized ratably over one year. Components of deferred revenue are as follows, as of December 31:

	2007	2006
	(in thousands)
Revenue related to undelivered packs and products	$4,406	$1,934
Revenue related to one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	141	419
Revenue related to future corporate-sponsored events	222	344

Total deferred revenue	$4,769	$2,697

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $18.8 million, $18.6 million, and $18.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Advertising Costs

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $11.5 million, $10.3 million, and $8.7 million for the years ended December 31, 2007, 2006, and 2005, respectively. Educational and promotional items, called sales aids, are sold to independent associates to assist in their sales efforts and are generally included in inventories and charged to cost of sales when sold.

Accounting for Stock-Based Compensation

The Company has three stock-based compensation plans, all of which were approved by its shareholders. The Company generally grants stock options to its employees and board members with an exercise price equal to

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two or three years. Employees and directors who own 10% or more of the Company’s outstanding stock are granted incentive stock options at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant, have a term no greater than five years, and vest over four years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model.

Research and Development Costs

The Company expenses research and development costs when incurred. Research and development costs related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $6.6 million, $6.5 million, and $5.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

Software Development Costs

The Company capitalizes qualifying internal payroll and external contracting and consulting costs related to the development of internal use software that are incurred during the application development stage, which includes design of the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use software are expensed as incurred. The Company amortizes such costs over the estimated useful life of the software, which is three or five years once the software has been placed in service. The Company capitalized software development costs of approximately $4.5 million, $18.4 million, and $12.1 million in 2007, 2006, and 2005, respectively. Amortization expense related to capitalized software development costs was approximately $5.9 million, $1.5 million, and $1.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments, receivables, and restricted cash. The Company utilizes financial institutions that the Company considers to be of high credit quality.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, time deposits, receivables, deferred revenues, payables, and accrued expenses, approximate their carrying values due to their relatively short maturities. Investments are classified as available-for-sale and carried at fair value.

Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, and Taiwan operations, changes in the pension obligation for its Japanese employees

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and unrealized gains/losses from investments classified as available-for-sale, and in the year ended December 31, 2006, a charge related to the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”).

Foreign Currency Translation

The Company’s Australian and United Kingdom subsidiaries are operating as limited-risk service providers and the United States dollar is considered to be their functional currency. As a result, nonmonetary assets and liabilities are translated at their approximate historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. Transaction gains and (losses) totaled approximately $0.2 million, $1.1 million, and ($1.9 million), for the years ended December 31, 2007, 2006, and 2005, respectively, and are included in other income (expense), net in the Company’s Consolidated Statements of Operations.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. In 2007, the Company recorded $0.8 million to retained earnings related to adopting FIN 48 in the first quarter of 2007.

FIN 48-1. Effective January 1, 2007, the Company adopted the FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying consolidated financial statements.

FAS 157. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The anticipated adoption of FAS 157 on January 1, 2008, did not have a significant effect on the Company’s consolidated financial position, results of operations, or cash flows.

FAS 159. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company did not elect the fair value option for any items permitted under FAS 159.

FAS 141(R). In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, (“FAS 141(R)”). FAS 141(R) replaces FAS Statement No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired in an acquisition. FAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions in fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FAS 141(R) on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies, which the Company adopts as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

NOTE 3: INVESTMENTS

The Company classifies its investments as available-for-sale. As of December 31, 2007 and 2006, the Company’s investments consisted of the following:

	2007			2006
	Amortized cost	Net unrealized gain (loss)	Fair value	Amortized cost	Net unrealized gain (loss)	Fair value
	(in thousands)
City, state, or federal agency backed obligations	$12,950	—	$12,950	$25,376	(1)	$25,375

Total investments, classified as long-term	$12,950	—	$12,950	$25,376	(1)	$25,375

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s investments by contractual maturity as of December 31, 2007, is as follows:

2007
(in thousands)
Due in one year or less	$—
Due between one and five years	—
Due after ten years	12,950

$12,950

Proceeds from the sale of investment securities available for sale were $12.4 million in 2007.

NOTE 4: INVENTORIES

Inventories consist of raw materials, work in progress, and finished goods, including sales aids. Work in progress includes raw materials shipped to a third-party manufacturer to process into certain finished goods. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2007 and 2006, consisted of the following:

	2007	2006
	(in thousands)
Raw materials	$8,846	$5,188
Work in progress	134	2,598
Finished goods, less inventory reserves for obsolescence of $526 in 2007 and $392 in 2006	14,726	16,137

	$23,706	$23,923

NOTE 5: PROPERTY AND EQUIPMENT

As of December 31, 2007 and 2006, property and equipment consisted of the following:

	2007	2006
	(in thousands)
Office furniture and equipment	$9,975	$8,421
Computer hardware and software	55,634	24,362
Automobiles	158	85
Leasehold improvements	10,805	9,296

	76,572	42,164
Less accumulated depreciation and amortization	(33,754)	(25,641)

Property and equipment, net	42,818	16,523
Construction in process	1,594	24,725

	$44,412	$41,248

At December 31, 2007, construction in progress consisted of capitalized internally-developed software costs of $1.2 million, computer hardware not yet placed in service of $0.2 million, and $0.2 million for in-process leasehold improvements for its corporate facility. At December 31, 2006, construction in progress consisted of

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capitalized internally-developed software costs of $24.6 million and $0.1 million for in-process leasehold improvements for its corporate facility. The Company placed its internally-developed software in service during 2007.

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of December 31, 2007 and 2006, the net book value of leased assets was $0.4 million and $0.5 million, respectively, for equipment leased under three non-cancelable capital leases. The leases provide for monthly payments over the next four years. The future minimum lease payments (in thousands) are as follows:

2008	$126
2009	126
2010	121
2011	31
2012	—

Total future minimum lease payments	404
Less: Amounts representing interest (effective interest rate 5.804%)	(33)

Present value of minimum lease payments	371
Current portion of capital lease obligations	(110)

Long-term portion of capital lease obligations	$261

NOTE 7: ACCRUED EXPENSES

As of December 31, 2007 and 2006, accrued expenses consisted of the following:

	2007	2006
	(in thousands)
Accrued inventory purchases	$4,849	$5,574
Accrued compensation	5,495	5,998
Accrued royalties	504	543
Accrued sales and other taxes	1,114	1,200
Other accrued operating expenses	4,519	4,722
Customer deposits and sales returns	575	3,518
Accrued travel expenses related to corporate events	3,993	2,583
Fixed asset purchases	1,811	1,413
Accrued legal and accounting fees	7,455	1,290

	$30,315	$26,841

NOTE 8: INCOME TAXES

The components of the Company’s income (loss) before income taxes are attributable to the following jurisdictions for the years ended December 31:

	2007	2006	2005
	(in thousands)
United States	$1,747	$49,455	$40,848
Foreign	8,742	(1,767)	4,600

	$10,489	$47,688	$45,448

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s income tax provision (benefit) for the years ended December 31 are as follows:

	2007	2006	2005
	(in thousands)
Current provision:
Federal	$3,022	$8,838	$10,880
State	362	708	746
Foreign	2,995	327	2,014

	6,379	9,873	13,640

Deferred provision (benefit):
Federal	(2,494)	5,693	1,892
State	(182)	417	175
Foreign	192	(685)	1,094

	(2,484)	5,425	3,161

	$3,895	$15,298	$16,801

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2007	2006	2005
Federal statutory income taxes	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	1.5	1.3
Difference in foreign and United States tax on foreign operations	(0.6)	(0.2)	1.5
Effect of changes in valuation allowance for net operating loss carryforwards	(3.1)	0.8	1.1
Research and experimentation income tax credits	—	(3.2)	—
Other	4.2	(1.8)	(1.9)

	37.1%	32.1%	37.0%

For 2007, the Company’s effective income tax rate was higher than what would be expected if the federal statutory income tax rate were applied to income before income taxes primarily because of unfavorable permanent items from foreign operations. The tax rate difference for 2006 was primarily due to filing for research and experimentation income tax credits totaling $1.6 million for 2002 through 2005 activities.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31:

	2007	2006
	(in thousands)
Deferred tax assets:
Current:
Deferred revenue	$160	$286
Inventory capitalization	258	281
Inventory reserves	220	147
Accrued expenses	1,228	974
Net operating loss carryforward for its Japan subsidiary	—	626
Other	577	457

Total current deferred tax assets	2,443	2,771

Noncurrent:
Depreciation and amortization	429	975
Net operating loss carryforward for its Republic of Korea and Taiwan subsidiaries(1)	743	1,069
Deferred royalty for affiliate	1,087	1,253
Non-cash accounting charges related to stock options and warrants	565	310
Accrued expenses	1,997	—
Other	341	379

Total noncurrent deferred tax assets	5,162	3,986

Total deferred tax assets	7,605	6,757
Valuation allowance	(743)	(1,069)

Total deferred tax assets, net of valuation allowance	$6,862	$5,688

Deferred tax liabilities:
Current:
Prepaid expenses	$659	$748
Other	—	545

Total current deferred tax liabilities	659	1,293
Noncurrent:
Internally-developed software	9,428	10,079
Other	—	4

Total noncurrent deferred tax liabilities	9,428	10,083

Total deferred tax liabilities	$10,087	$11,376

(1)	The net operating loss for the Company’s Taiwan subsidiary, totaling $0.7 million, will expire between years 2011 and 2013. The net operating loss for the Republic of Korea was fully utilized in 2007.

At December 31, 2007 and 2006, the Company’s valuation allowance was $0.7 million and $1.1 million, respectively. FAS 109 requires that a valuation allowance be established when the “more likely than not” criterion that all or a portion of net deferred tax assets will not be realized. A review of all positive and negative evidence of realizability must be considered in determining the need for a valuation allowance. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $0.7 million valuation allowance at December 31, 2007, represented a full reserve against the Company’s net deferred tax asset related to its Taiwan operations, as the Company believed the “more likely than not” criterion for recognition purposes could not be met. At December 31, 2006, the valuation allowance related to Republic of Korea and Taiwan operations was $0.6 million and $0.5 million, respectively, as the Company believed the “more likely than not” criterion could not be met. During 2007, the valuation allowance related to the Republic of Korea was eliminated as the Company fully utilized the previous net operating loss.

At December 31, 2007 and 2006, the Company did not record a provision for any United States or foreign withholding taxes on its undistributed earnings related to its foreign subsidiaries because it is the intention of the Company to reinvest its undistributed earnings indefinitely in its foreign operations. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. At December 31, 2007, it is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Net deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets as follows:

	2007	2006
	(in thousands)
Current deferred tax assets	$1,789	$1,478
Noncurrent deferred tax assets	151	278
Noncurrent deferred tax liabilities	(5,165)	(7,444)

Net deferred tax liabilities	($3,225)	($5,688)

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Upon adoption of FIN 48 on January 1, 2007, the Company recorded a $0.8 million change to retained earnings and other long-term liabilities. As of December 31, 2007, the Company recorded $1.1 million in taxes payable and $0.5 million in other long-term liabilities related to uncertain income tax positions and income tax reserves associated with various audits. At December 31, 2007, the Company had gross tax-affected unrecognized tax benefits of $1.6 million that, if recognized, would impact the effective tax rate. The Company recognizes penalties and interest charges related to unrecognized tax benefits in current tax expense. During the year ended December 31, 2007, the Company recorded $0.6 million associated with the examination of certain prior refund claims and interest related to unrecognized tax benefits of approximately $0.1 million to current tax expense and $0.2 million to retained earnings, for a total of $0.3 million recorded in the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the year ended December 31, 2007:

2007
(in thousands)
Balance as of January 1, 2007	$845
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	747
Reductions of tax positions of prior years	—
Settlements	—

Balance as of December 31, 2007	$1,592

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2007, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Japan	2002-2007
Republic of Korea	2004-2007
United States	2002-2007

The Company anticipates that it is reasonably possible that the $1.1 million of unrecognized income tax benefits could decrease in 2008 due to the closure of tax years by expiration of the statute of limitations. The decrease may have a materially favorable impact on the Company’s consolidated financial statements.

NOTE 9: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

Agreement with J. Stanley Fredrick

In November 2003, the Company entered into a Lock-Up Agreement whereby the Company pays Mr. J. Stanley Fredrick, the Company’s Lead Director on its Board of Directors and a major shareholder, $185,000 per year for his agreement not to sell or transfer his shares to an outside party unless approved by the Company’s Board of Directors. In June 2004, the Company’s Board of Directors authorized Mr. Fredrick to sell up to

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

350,000 shares of his stock and as a result, during 2004, Mr. Fredrick sold 350,000 shares of his common stock in the open market. In December 2006, Mr. Fredrick transferred 1,400,000 shares of his Company stock to a family partnership for estate planning purposes. As of December 31, 2007 and 2006, Mr. Fredrick beneficially owned 3,150,000 shares of the Company’s common stock.

In November 2003, the Company also agreed to pay Mr. Fredrick $0.1 million annually to act as its Lead Director for its Board of Directors. In 2006, the Company agreed to pay Mr. Fredrick for attendance at its Board of Directors and Committee meetings. During 2007 and 2006, Mr. Fredrick was paid approximately $0.1 million related to attendance at Company Board meetings.

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

Consulting Fees with Dr. Axford and Clinical Studies with St. George’s Hospital

St. George’s Hospital & Medical School, in London, England, employs Dr. John Axford, a former director of the Company, who resigned from the Company’s Board of Directors effective September 6, 2007. Dr. Axford served as the principal investigator in the Company’s funded clinical trials for St. George’s Hospital & Medical School. In June 2004, the Company signed a three-year agreement totaling $0.7 million with St. George’s Hospital & Medical School to fund research costs related to a clinical trial involving one of the Company’s products. This trial was concluded in 2007 and all related amounts have been paid.

In January 2007, the Company entered into another agreement with St. Georges Hospital & Medical School totaling $0.5 million to help fund a three-year clinical trial called “Ambrotose® Dosing and Optimization Studies.” Dr. Axford will also serve as principal investigator for this clinical study. As of December 31, 2007, the Company had made payments of $0.3 million to the study and recorded an additional $0.2 million in accrued liabilities.

During 2005, the Company paid Dr. Axford $30,000 for consulting fees related to certain research and development services. In April 2006, the Company entered into a one year Letter of Understanding with Dr. Axford. In March 2007, the Company extended this agreement for an additional year. Under the terms of the agreement, the Company agreed to pay Dr. Axford $1,500 a day for fees associated with speaking or acting as a Company spokesman at any of its company-sponsored events. During 2007 and 2006, the Company paid Dr. Axford $51,000 and $34,000, respectively, related to this agreement.

Agreements with Dr. Bill McAnalley

On August 7, 2005, the two-year employment agreement with Dr. Bill McAnalley, who served as the Company’s Chief Science Officer, expired. As a result, the Company entered into a Release Agreement and a one-year Consulting Agreement, in which the Company was required to pay Dr. McAnalley a total of $0.9 million. In August 2006, the Company amended the original Consulting Agreement to reduce the monthly payments and extend the agreement terms through August 8, 2007. The Company paid Dr. McAnalley $0.3 million, $0.5 million, and $0.4 million during the years ended December 31, 2007, 2006, and 2005, respectively, in connection with services provided under these Consulting Agreements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In August 2003, the Company also entered into a Long-Term Post-Employment Royalty Agreement with Dr. McAnalley, pursuant to which the Company is required to pay Dr. McAnalley or his heirs royalties for ten years, beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales, by the Company, in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was 2 years. As of December 31, 2007 and 2006, the Company accrued a long-term liability related to this Royalty Agreement of $2.9 million and $3.3 million, respectively, of which $0.5 million was currently due and included in accrued expenses at the end of each year.

Transactions involving Samuel Caster

Mr. Samuel Caster, the Company’s Chairman of the Board, founded MannaRelief in 1999 and served as its Chairman from 1999 through August 2007. MannaRelief is a 501(c)(3) charitable organization that provides charitable services for children. Donald Herndon, the Company’s Vice President of Field Services, also served on MannaRelief’s board of directors through late 2007. Mr. Herndon is the brother-in-law of Mr. Caster and the brother-in-law of Terry L. Persinger, who is the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors.

Historically, the Company has made cash donations to MannaRelief, sold products to MannaRelief at cost plus shipping and handling charges, and shipped products purchased by MannaRelief to its chosen recipients. In addition, certain Company employees and consultants periodically volunteer to work or host various fund raising projects and events for MannaRelief at no cost to MannaRelief. The Company has made cash donations and sold products to MannaRelief, at cost plus shipping and handling, as follows:

	2007	2006	2005
Sold Products	$1.0 million	$1.4 million	$1.4 million
Contributed Cash Donations	$0.9 million	$0.7 million	$0.4 million

Certain Transactions with Ray Robbins

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds four positions in the Company’s associate global downline network-marketing system related to the cancellation of an agreement between the Company and Mr. Robbins in June 1999. Mr. Robbins also holds other positions in the Company’s associate global downline network-marketing system. The Company pays commissions and incentives to its independent associates and during 2007, 2006, and 2005, the Company paid commissions and incentives to Mr. Robbins totaling $3.8 million, $3.4 million, and $3.1 million, respectively. In addition, several of Mr. Robbins’ family members are independent associates and were paid associate commissions and earned incentives of approximately $0.3 million, $0.6 million, and $0.3 million for 2007, 2006, and 2005, respectively. All commissions and incentives paid to Mr. Robbins and his family members were paid in accordance with the Company’s global associate career and compensation plan.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers all full-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. In 2005, the Company increased its matching contribution for the 401(k) Plan from 25% to 50% on each one dollar of contribution, up to six percent of the participating employees’ compensation, not to exceed 100 percent of the employees’ first 15% of annual compensation. In addition, the Company may make discretionary contributions to the 401(k) Plan. The Company’s matching contributions for its United States employees vest ratably over a five-year period. Contributions made by the Company to its 401(k) Plan were approximately $0.5 million, $0.4 million, and $0.4 million in 2007, 2006, and 2005, respectively.

The Company also sponsors a non-U.S. defined benefit plan covering its employees in its Japan subsidiary (“the Benefit Plan”). Pension benefits under the Benefit Plan are based on years of service and annual salary. The Company utilizes actuarial methods required by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, (“FAS 87”). Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” (“FAS 88”) and Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FAS Statements No. 87, 88, and 106” (“FAS 132 (R)”), to account for the Benefit Plan. As of December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FAS Statements No. 87, 88, 106, and 132(R),” (“FAS 158”). Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related Benefit Plan costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants, and changes in the level of benefits provided. The Company uses a measurement date of December 31 to evaluate and record any post-retirement benefits related to the Benefit Plan.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets are as follows for the years ended December 31:

	2007	2006
	(in thousands)
Projected benefit obligation:
Balance, beginning of year	$430	$313
Service cost	136	98
Interest cost	11	7
Liability (gains) and losses	(17)	12
Benefits paid to participants	(28)	—
Foreign currency	21	—

Balance, end of year	$553	$430

Plan assets:
Fair value, beginning of year	$—	$—
Company contributions	27	—
Benefits paid to participants	(27)	—

Fair value, end of year	$—	$—

	2007	2006
	(in thousands)
Funded status of the Benefit Plan as of December 31:
Benefit obligation	($553)	($430)
Fair value of plan assets	—	—

Excess of benefit obligation over fair value of plan assets	($553)	($430)

	2007	2006
	(in thousands)
Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31:
Accrued benefit liability	($496)	($356)
Transition obligation	(57)	(74)

Net amount recognized in the consolidated balance sheets	($553)	($430)

Non-current liabilities	($553)	($430)

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Other changes recognized in other comprehensive income
Net periodic cost	$151	$109	$126
Other changes in plan assets and benefit obligations	—	—	—
Current year actuarial loss (gain)	(17)	—	—
Current year prior service benefit	—	—	—
Amortization of actuarial loss (gain)	—	—	—
Amortization of transition obligation	(4)	—	—
Foreign currency	4	—	—

Total recognized in other comprehensive income	(17)	—	—

Total	$134	$109	$126

	As of December 31,
	2007	2006
	(in thousands)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Net actuarial loss	$—	($17)
Transition obligation	(57)	(57)

Total recognized in accumulated other comprehensive loss	($57)	($74)

2008 estimated amounts amortized from accumulated other comprehensive income (loss), net into net periodic cost (in thousands)
Transition obligation	($4)

	As of December 31,
	2007	2006
	(in thousands)
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$553	$430
Accumulated benefit obligation	311	232
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2007	2006
Discount rate	2.5%	2.5%
Rate of increase in compensation levels	3.0%	3.0%

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Expense

Pension expense for the Benefit Plan is included in selling, general and administrative expenses in the Consolidated Statements of Operations and is comprised of the following for the years ended December 31:

	2007	2006	2005
	(in thousands)
Service cost	$136	$98	$113
Interest cost	11	7	8
Amortization of transition obligation	4	4	4
Amortization of unrecognized loss	—	—	1

Total pension expense	$151	$109	$126

Estimated Benefits and Contributions

The Company expects to contribute approximately $3,000 to the plan in 2008. As of December 31, 2007, benefits expected to be paid by the Benefit Plan for the next five years and thereafter are approximately as follows (in thousands):

2008	$3
2009	4
2010	5
2011	7
2012	8
Thereafter	176

Total expected benefits to be paid	$203

NOTE 11: STOCK OPTION PLANS

Summary of Stock Plans

The Company has three stock-based compensation plans, all of which were approved by its shareholders. The Company generally grants stock options to its employees and board members at the fair market value of its common stock, on the date of grant, with a term no greater than ten years. The Company has not granted any stock options to non-employees other than its non-employee board members. The stock options generally vest over two or three years. Shareholders who own 10% or more of the Company’s outstanding stock are granted incentive stock options at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant, have a term no greater than five years, and vest over four years. The Company’s stock-based compensation plans are as follows:

•

In May 1997, the Company’s Board of Directors approved its 1997 Stock Option Plan (the “1997 Plan”), which provides incentive and nonqualified stock options to employees and non-employees. The Company reserved 2,000,000 shares of its common stock for issuance pursuant to the stock options granted under its 1997 Plan. No options granted under this plan will remain exercisable later than ten years after the date of grant. The 1997 Plan expired in May 2007 and as a result no more options may be granted under the 1997 Plan.

•	In May 1998, the Company’s Board of Directors approved its 1998 Stock Option Plan (the “1998 Plan”), which provides incentive and non-qualified stock options to employees. The Company reserved

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1,000,000 shares of its common stock for issuance pursuant to the stock options granted under its 1998 Plan. No options granted under this plan will remain exercisable later than ten years after the date of grant. As of December 31, 2007, the 1998 Plan has 25,167 stock options available for grant before the plan expires in May 2008.

•

In June 2000, the Company’s Board of Directors approved its 2000 Stock Option Plan (the “2000 Plan”), which provides incentive and nonqualified stock options to employees and non-employees. The Company reserved 2,000,000 shares of its common stock for issuance pursuant to the stock options granted under its 2000 Plan. No options granted under this plan will remain exercisable later than ten years after the date of grant. As of December 31, 2007, the 2000 Plan has 74,394 stock options available for grant before the plan expires in June 2010.

•

In February 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (“the 2007 Plan”), and in June 2007, its shareholders ratified the 2007 Plan. However, in July 2007, the Company determined that the number of shares reported as reserved for issuance under existing stock plans and the number of shares reserved for issuance under outstanding but unexercised awards was incorrectly stated in the 2007 Plan and the Company’s Proxy Statement as 1,234,985 and 235,808, respectively, but should have been reported as 224,687 and 1,227,485, respectively. It is not clear that inclusion of the mistaken share numbers had any material impact on the shareholders’ vote to ratify the 2007 Plan; however, the Company decided not to implement the 2007 Plan as a result of the discrepancy and elected instead to adopt a new plan, the 2008 Stock Incentive Plan.

•

In February 2008, the Company’s Board of Directors approved its 2008 Stock Incentive Plan (the “2008 Plan”), which reserves for issuance shares of the Company’s common stock for incentive and nonqualified stock options, and restricted stock grants to its employees, board members, and nonemployees. The 2008 Plan reserves up to 1,000,000 shares of the Company’s common stock for such purposes, plus any shares that were reserved under the Company’s existing stock plans and any shares underlying outstanding options under the existing stock plans that terminate without having been exercised in full. The 2008 Plan will be submitted for approval to the Company’s shareholders of record at its 2008 Annual Shareholders’ meeting, to be held on June 18, 2008.

A summary of changes in stock options outstanding for the 1997, 1998, and 2000 Plans (collectively, “the Stock Option Plans”) during the year ended December 31, 2007, is as follows:

	2007
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	1,199	$7.13
Granted	203	$9.65
Exercised	(51)	$3.10
Forfeited or expired	(51)	$13.98

Outstanding at end of year	1,300	$7.41	4.5	$1,564

Options exercisable at year end	1,016	$6.52	3.3	$1,564

The Company generally issues new shares upon the exercise of options. Options exercised during the years ended December 31, 2007, 2006, and 2005 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price of the option of approximately $0.6 million, $2.1 million, and $3.0 million, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Disclosures Under FAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company applied disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“FAS 123”). In accordance with the provisions of FAS 123, the Company continued to account for stock options granted to its employees and Board of Directors using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, (“APB 25”) and accordingly did not recognize compensation expense for stock options issued to employees and board members for those options granted where the stock price was equal to or less than the exercise price on date of grant. For disclosure purposes, the Company used the Black-Scholes option pricing model to calculate the related compensation expense for stock options granted as if it had applied the fair value recognition provisions of FAS 123. The following table illustrates the effect on the Company’s consolidated net income and earnings per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to all of its outstanding stock options.

December 31, 2005
(in thousands, except per share information)
Consolidated net income, as reported	$28,647
Subtract: Stock-based employee compensation income included in reported net income, net of related tax effect of $27	(43)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effect of $302	(493)

Pro forma consolidated net income	$28,111

Basic Earnings Per Share:
As reported	$1.06
Pro forma	$1.04
Diluted Earnings Per Share:
As reported	$1.03
Pro forma	$1.01

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

Under the provisions of FAS 123(R), the Company is also required to measure and recognize compensation expense related to any outstanding and unvested stock options previously granted, and thereafter recognize, in its consolidated financial statements, compensation expense related to any new stock options granted after implementation using a calculated fair-value based option-pricing model.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2007	2006	2005
Dividend yield:	2.3 – 4.9%	2.6%	1.5%
Risk-free interest rate:	4.2 – 4.7%	4.3%	3.8%
Expected market price volatility:	67.7 – 68.3%	62.0%	84.3%
Forfeiture rate	0%	0%	0%
Average expected life of stock options:	4.5 years	4 years	7 years

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2007, 2006, and 2005 was $4.39, $5.55, and $10.00 per share, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $0.9 million, $0.6 million, and $0.7 million, respectively.

Since the adoption of FAS 123(R) on January 1, 2006, the Company recorded the following amounts related to the expense of the fair values of options vested throughout the years ended December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Selling, general and administrative expenses and Income from operations before income taxes	$1,060	$682
Provision for income taxes	325	256

Net income	$735	$426

As of December 31, 2007, the Company had approximately $1.0 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years, ending December 31, as follows:

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
	(in millions)
2008	$0.6	$0.2	$0.4
2009	0.3	0.1	0.2
2010	0.1	—	0.1

	$1.0	$0.3	$0.7

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware, and warehouse equipment under various noncancelable operating leases. Some of these leases have renewal options. All of the Company’s leases

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expire at various times through December 2016. The Company also leases equipment under various month-to-month cancelable operating leases. Total rent expense was approximately $4.1 million, $3.9 million, and $3.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Approximate future minimum rental commitments for non-cancelable operating leases (in millions) are as follows:

Years ending December 31,
2008	$3.3
2009	1.8
2010	1.1
2011	0.8
2012	0.8
Thereafter	3.3

$11.1

Purchase Commitments

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. Purchase agreements with suppliers that contain minimum purchase clauses are as follows:

•

In March 2004, the Company entered into a five year Supply Agreement with Coradji PTY Limited to purchase a raw material used in the Company’s Ambrotose AO® product. Under the terms of the Supply Agreement, the Company is required to purchase a minimum annual quantity through February 2009. In November 2005, this Supply Agreement was amended to reduce the first year minimum quantity purchase from $0.4 million to $0.2 million, as the supplier’s harvest of this raw material was limited, which reduced the amount available for purchase. In April 2006, this Supply Agreement was further amended to reduce the second year minimum quantity purchase from $0.4 million to $0.2 million. As of December 31, 2007, the Company is required to purchase an aggregate of $0.4 million through 2009.

•

In August 2007, the Company entered into a new two year Supply Agreement with Marinova PTY Limited to purchase raw materials used in its products. Under the terms of the Supply Agreement, the Company is required to purchase a minimum annual quantity over the two years of the agreement. As of December 31, 2007, the Company is required to purchase an aggregate of $5.2 million through 2009.

•

In January 2006, the Company entered into a five-year Supply Agreement with Larex, Inc. to exclusively purchase Arabinogalactan, an important component used in the formulation of its Ambrotose® complex. In order to retain exclusive rights to purchase Arabinogalactan, the Company is required to purchase a minimum monthly quantity over the five year agreement. As of December 31, 2007, the Company is required to purchase an aggregate of $1.9 million through 2010.

•

In March 2006, the Company entered into a ten year supply agreement to purchase plant-derived mineral nutrition products from InB:Biotechnologies, Inc. As of December 31, 2007, the Company is required to purchase an aggregate of $8.4 million through 2016.

•

In January 2007, the Company entered into a three-year supply agreement with Carrington Labs to purchase Manapol®, a raw material component used in the formulation of its Ambrotose® complex. As of December 31, 2007, under the terms of the agreement, the Company is required to purchase an aggregate of $4.7 million through 2008.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Royalty and Consulting Agreements

In 2001, the Company entered into a royalty agreement with a high level associate and shareholder, whereby the Company agreed to pay royalties related to the sale of certain sales aids developed by the associate and sold by the Company totaling $1.6 million. Pursuant to this royalty agreement, the Company has paid an aggregate of $1.3 million through December 31, 2007.

The Company also utilizes royalty agreements with individuals and entities to provide compensation for items such as reprints of articles or speeches relating to the Company, sales of promotional videos featuring sports personalities, and promotional efforts used by the Company for product sales or attracting new associates. The Company paid royalties for such royalty agreements of approximately $0.5 million, $0.3 million, and $0.3 million in 2007, 2006, and 2005, respectively.

Employment Agreements

The Company has non-cancellable employment agreements with certain executives. If the employment relationships were terminated with these executives, as of December 31, 2007, the Company would continue to be indebted to the executives for $1.6 million, payable through 2009.

NOTE 13: LITIGATION

Securities Class Action Lawsuits

The Company has been sued in the following three securities class action lawsuits, each of which remained pending at December 31, 2007:

•

First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against the Company and Mr. Samuel L. Caster, its Chief Executive Officer, on behalf of himself and all others who purchased or otherwise acquired the Company’s common stock between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby.

•

Second, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against the Company, Mr. Caster, Mr. Terry L. Persinger, the Company’s President and Chief Operating Officer, and Mr. Stephen D. Fenstermacher, the Company’s Chief Financial Officer.

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

On July 12, 2007, Lead Plaintiff for the putative class filed a Second Amended Consolidated Class Action Complaint, which is substantively similar to the Amended Consolidated Class Action Complaint filed on March 22, 2007, and reported in the Company’s previous filings, but expands the class period to July 5, 2007, and adds references to an enforcement lawsuit discussed below, which was filed by the Texas Attorney General against the Company on July 5, 2007, and the subsequent drop in the Company’s stock price.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on August 27, 2007, arguing that the complaint did not meet the heightened pleading standards of the Private Securities Litigation Reform Act. Lead Plaintiffs filed their Opposition Brief on December 20, 2007, and the Company filed its Reply Brief in Support of its Motion on January 22, 2008.

Formal Mediation was conducted before Judge Daniel Weinstein in California on November 20, 2007, involving the Company, the individual Defendants in all pending securities and derivative lawsuits, and counsel for plaintiffs in both the securities class action and the various derivative actions. Informal discussions between the parties and Judge Weinstein continued thereafter. The parties continue to discuss the potential for settlement.

Shareholder Derivative Lawsuits

The Company has also been sued in the following five purported derivative actions, which remained pending at December 31, 2007:

•

First, on October 18, 2005, a shareholder derivative lawsuit was filed by Norma Middleton, Derivatively and on Behalf of Nominal Defendant, Mannatech, Incorporated, against Samuel L. Caster, Terry L. Persinger, Donald A. Buchholz, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, and Patricia A. Wier, in the United States District Court for the Northern District of Texas, Dallas Division.

•

Second, on January 11, 2006, a shareholder derivative action was filed by Kelly Schrimpf, Derivatively and on Behalf of Nominal Defendant, Mannatech, Incorporated, against Samuel L. Caster, Terry L. Persinger, Steven W. Lemme, and Stephen D. Fenstermacher in the 162nd District Court of Dallas County, Texas.

•

Third, on January 13, 2006, a shareholder derivative action was filed by Frances Nystrom, Derivatively and on Behalf of Nominal Defendant, Mannatech, Incorporated, against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, John Stuart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, and Donald A. Buchholz in the United States District Court for the Northern District of Texas.

•

Fourth, on April 25, 2007, a shareholder derivative action was filed by Duncan Gardner, Derivatively and on Behalf of Nominal Defendant, Mannatech, Incorporated, against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, J. Stanley Fredrick, Patricia A. Wier, Alan D. Kennedy, Gerald E. Gilbert, John Stuart Axford, Marlin Ray Robbins, and Larry A. Jobe in the 162nd District Court of Dallas County, Texas.

•

Fifth, on July 23, 2007, a shareholder derivative action was filed by Frances Nystrom, Derivatively and On Behalf of Mannatech, Incorporated against Samuel L. Caster, Terry L. Persinger, Stephen D. Fenstermacher, Stephen Boyd, John Stuart Axford, J. Stanley Fredrick, Gerald E. Gilbert, Alan D. Kennedy, Marlin Ray Robbins, Patricia A. Wier, Larry A. Jobe, Bill H. McAnalley and Donald A. Buchholz in the 44th District Court of Dallas County, Texas.

Shortly after the commencement of the class action litigation, the first three of these actions were filed. These three lawsuits make allegations similar to the allegations of the shareholder class action litigation described above. The Schrimpf state court lawsuit remains stayed, and administratively closed subject to being reopened, pending the outcome of the Middleton federal lawsuit, the first-filed derivative action.

The Special Litigation Committee appointed by the Company’s Independent Directors to review the allegations made by Middleton, Schrimpf, and Nystrom determined that it is in the best interests of the Company

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to dismiss those derivative lawsuits. The Company filed motions to dismiss the Middleton and Nystrom complaints on March 12, 2007, seeking dismissal under Federal Rule 12(b)(6) and Texas Business Corporation Act article 5.14. The plaintiffs were required to file their responses by July 31, 2007, but the parties agreed to extend the response date until 60 days after the Court rules on the plaintiffs’ pending motions to compel, and motions to that effect were filed on July 31, 2007 by each plaintiff. The motions to set a revised briefing schedule, and the motions to compel, remain pending before the Court. The Court administratively closed the Middleton and Nystrom cases on April 18, 2007.

The Gardner action, which was filed on April 25, 2007, and the second Nystrom action, which was filed July 23, 2007, make allegations with regard to the funding of various research projects by the Company. Both lawsuits are consistent with demand letters sent on behalf of both shareholders, and noted in the Company’s previous filings. The Special Litigation Committee appointed to review these allegations made by Gardner and Nystrom has determined that continuation of the Gardner and Nystrom lawsuits is not in the best interests of the Company. While the Gardner and Nystron state court lawsuits have been stayed pending review by the Special Litigation Committee pursuant to Texas Business Corporation Act article 5.14, the determination of the Committee has been communicated to the courts and the Company anticipates the stays will be lifted.

On January 9, 2008, counsel for Norma Middleton filed a Notice of Settlement with the Court stating that the parties had reached a settlement. This notice was corrected by a joint filing on January 10, 2008, stating that settlement communications between all derivative plaintiffs and defendants were ongoing, but no final settlement agreement had been reached with any party. At this time, those negotiations are still ongoing.

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

Texas Attorney General’s Lawsuit

The Company has also been sued in an enforcement action (referenced above) that was filed by the Texas Attorney General’s Office on July 5, 2007. In that lawsuit, the State of Texas sued Mannatech, Incorporated, MannaRelief Ministries, Samuel L. Caster, the Fisher Institute, and Reginald McDaniel for alleged violations of the Texas Food, Drug, and Cosmetics Act and the Texas Deceptive Trade Practices Act. The allegations, consistent with the allegations made by the securities class action and derivative plaintiffs, primarily concern the marketing of the Company’s products by its independent associates. The action seeks temporary and permanent injunctive relief, statutorily-prescribed civil monetary penalties, and the restoration of money or other property allegedly taken from persons by means of unlawful acts or practices, or alternatively, damages to compensate for such losses. The Company has continued discussions with representatives of the Attorney General’s Office to attempt to resolve the concerns raised in the petition.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patent Infringement Litigation

The Company currently has the following two patent infringement suits on file:

Mannatech, Incorporated v. Glycobiotics International, Inc.

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

In the Amended Complaint, the Company seeks to stop Glycobiotics from manufacturing, offering, and selling its infringing glyconutritional product marketed under the brand name “Glycomannan.” The Amended Complaint also alleges claims for unfair competition and business disparagement because of false and misleading statements made by Glycobiotics in connection with its marketing and sale of Glycomannan.

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

In December 2007, the Court denied the parties’ cross-motions for partial summary judgment and set the case for trial on May 5, 2008. The Company continues to vigorously prosecute the case and believes the likelihood of an unfavorable outcome is remote.

Mannatech, Incorporated v. K.Y.C. Inc. d/b/a Techmedica Health Inc.

On May 5, 2006, the Company also filed a patent infringement lawsuit against Techmedica Health™ Inc., or Techmedica, for alleged infringement of its utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. The Original Complaint sought to stop Techmedica from manufacturing, offering, and selling its infringing glyconutritional product marketed under the brand name “Nutratose.” The Original Complaint also alleged claims for unfair competition and business disparagement because of false and misleading statements made by Techmedica in connection with its marketing and sale of Nutratose.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims and added infringement claims relating to the new patent against both Techmedica Health and Triton Nutra. Pending Triton Nutra’s appearance in the case, the Company and Techmedica Health filed a Joint Motion to Lift the Scheduling Order on February 15, 2007 to allow all parties to coordinate on a new scheduling order. The Court granted the Joint Motion on February 16, 2007.

After Triton Nutra failed to answer the Amended Complaint, the Company requested, and the Clerk of Court entered, default against Triton Nutra on May 3, 2007. The Company also sought to continue its case against Techmedica Health, seeking discovery on the patent infringement and business disparagement claims. In response, Techmedica Health filed a Motion to Stay Proceedings and for a Protective Order from Deposition Notice on May 2, 2007, which sought to stay the case until after a judgment is issued in the Glycobiotics case. The Court granted the motion on August 10, 2007. Once judgment has issued in the Glycobiotics case, the Company intends to prosecute this case to judgment and believes the likelihood of an unfavorable outcome is remote. With no pending counterclaims, the Company’s potential loss is limited to an award of the defendants’ court costs.

DPT Litigation

On November 8, 2007, DPT Laboratories, Ltd. (“DPT”) filed a lawsuit against the Company in the 224th Judicial District Court of Bexar County, Texas alleging suit on a sworn account, breach of contract, promissory estoppel, quantum meruit, and unjust enrichment. This lawsuit arose from an agreement between DPT and the Company that addressed the manner in which DPT would reformulate and manufacture the Company’s North American skin care line. DPT claimed the Company breached the agreement by canceling open purchase orders and sought $1.6 million in damages.

The Company answered DPT’s petition on January 18, 2008, asserting various affirmative defenses and three counterclaims alleging breach of contract, promissory estoppel, and negligent misrepresentation. The Company claimed that DPT failed to perform services under the agreement by manufacturing a defective product that the Company had to recall and failing to manufacture the skin care line by the requested deadline. The Company sought $4.8 million in lost profits from the anticipated sales of the skin care line and $0.6 million in costs related to the recall of the defective product.

On February 27, 2008, the parties entered into a settlement agreement, and on March 5, 2008, an Agreed Order of Dismissal with Prejudice was entered with the Court. Terms of the settlement are confidential pursuant to the settlement agreement.

Litigation in General

The Company also has several other pending claims incurred in the normal course of business. In the Company’s opinion, such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, the Company has accrued $5.3 million as of December 31, 2007 for these matters, which is included in accrued expenses on our Consolidated Balance Sheet.

NOTE 14: SHAREHOLDERS’ EQUITY

Preferred Stock

On April 8, 1998, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to 99.0 million and the Company authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have ever been issued or outstanding.

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, up to 5% of its outstanding shares, or approximately 1.3 million shares, of its common stock to help manage any dilutive effects of its common stock in the open market. On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by the Board of Directors. As of December 31, 2007, the Company had repurchased the following number of shares of its common stock in the open market:

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

As of December 31, 2007, the maximum number of shares available for repurchase under the June 2004 plan, previously approved by the Company’s Board of Directors, was 196,124. The Company is also authorized to purchase up to $20 million of its outstanding common stock, in the open market, under its August 2006 program.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net, which is displayed in the Consolidated Statement of Shareholders’ Equity, represents net earnings (loss) plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations. Such items include unrealized gains/losses from investments, foreign currency translation, and certain pension and postretirement benefit obligations.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The after-tax components of Accumulated other comprehensive income (loss), are as follows:

	Unrealized Gain (Loss) From Investments	Foreign Currency Translation	Pension and Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net
	(in thousands)
Balance as of December 31, 2004	($33)	$228	$—	$195
Current-period change	17	(1,310)	—	(1,293)

Balance as of December 31, 2005	(16)	(1,082)	—	(1,098)
Current-period change	15	(622)	(44)	(651)

Balance as of December 31, 2006	(1)	(1,704)	(44)	(1,749)
Current-period change	1	613	12	626

Balance as of December 31, 2007	—	($1,091)	($32)	($1,123)

NOTE 15: EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) calculations are based on the calculated weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the years ended December 31, 2007, 2006 and 2005. For 2007, approximately 0.4 million of the Company’s common stock options were excluded from its diluted EPS calculation using a weighted-average close price of $11.60 per share, as their effect was antidilutive. For 2006, approximately 0.1 million of the Company’s common stock options were excluded from its diluted EPS calculation using a weighted-average close price of $15.87 per share, as their effect was antidilutive. For 2005, approximately 0.1 million of the Company’s common stock options were excluded from its diluted EPS calculation using a weighted-average close price of $12.01 per share, as their effect was antidilutive. The amounts are rounded to the nearest thousands, except per share amounts.

	2007			2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common shareholders	$6,594	26,443	$0.25	$32,390	26,598	$1.22	$28,647	26,990	$1.06
Effect of dilutive securities –
Stock options	—	354	—	—	515	(0.03)	—	673	(0.03)
Stock warrants(1)	—	96	—	—	106	—	—	108	—
Diluted EPS:

Net income available to common shareholders plus assumed conversions	$6,594	26,893	$0.25	$32,390	27,219	$1.19	$28,647	27,771	$1.03

(1)	In 2001, as part of a separation agreement, the Company granted an officer 213,333 warrants for common stock, at exercise prices ranging from $1.75 to $4.00 per share. The stock warrants vested immediately and expire on February 28, 2008.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s quarterly cash dividend increased to $0.09 per share in 2007 from $0.08 per share in 2006. The dividend policy is periodically re-evaluated based on consolidated results of operations, financial position, cash requirements, and other relevant factors.

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

The Company operates in six physical locations and sells products in ten different countries around the world. The six physical locations include the United States, Australia, the United Kingdom, Japan, the Republic of Korea, and Taiwan. Each of the Company’s physical locations service different geographical areas. The United States parent processes orders for Canada; however, products and packs sold in Canada are shipped through a third-party distribution facility located in Canada. The Company’s Australian location processes orders for both Australia and New Zealand, and the orders are shipped for Australia and New Zealand through a third-party distribution facility located in Australia. The Company’s United Kingdom location processes and ships orders for the United Kingdom, Denmark, and Germany.

All of the Company’s active subsidiaries are fully operating subsidiaries, except for Australia and the United Kingdom. The Company’s Australian and United Kingdom subsidiaries operate as limited-risk service providers and are responsible for providing management, marketing and administrative services, processing and shipping orders, and overseeing the payment of cost of sales and commissions for processed orders on behalf of their parent operating in the United States. For these services, the limited-risk service providers are paid a management fee from their United States parent, which is eliminated in the Company’s consolidated financial statements. In addition to the processing and shipping of orders in the United States and Canada, the United States parent owns all of the sales and inventories and accrues all commissions and costs related to activities in New Zealand, Australia, the United Kingdom, Denmark, and Germany.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the years ended December 31, are as follows:

	2007		2006		2005
	(in millions, except percentages)
United States	$244.5	59.2%	$271.4	66.2%	$259.4	66.6%
Canada	27.4	6.6%	28.6	7.0%	28.0	7.2%
Australia	29.4	7.1%	30.5	7.4%	35.7	9.2%
United Kingdom	6.7	1.6%	7.5	1.8%	8.9	2.3%
Japan	42.3	10.3%	41.4	10.1%	35.4	9.1%
New Zealand	6.9	1.7%	8.9	2.2%	14.6	3.7%
Republic of Korea	44.0	10.7%	12.4	3.0%	4.6	1.2%
Taiwan*	5.4	1.3%	3.7	0.9%	2.3	0.6%
Denmark**	1.5	0.4%	3.4	0.8%	0.5	0.1%
Germany***	4.6	1.1%	2.3	0.6%	—	—%

Totals	$412.7	100%	$410.1	100%	$389.4	100%

*	Taiwan began operations in June 2005.
**	United Kingdom began shipping products to Denmark in August 2005.
***	United Kingdom began shipping products to Germany in March 2006.

	2007*	2006	2005
	(in millions)
Consolidated product sales	$316.9	$309.1	$284.8
Consolidated pack sales	79.0	80.7	87.8
Consolidated other, including freight	16.8	20.3	16.8

Total	$412.7	$410.1	$389.4

*	In April 2007, we began operating our new ERP system, which allowed us to separately quantify deferred revenue associated with sales of packs and products that were shipped but not yet received by customers. As a result, in April 2007, we began recording deferred revenue related to packs with pack sales and deferred revenue associated with products with product sales. For the year ended December 31, 2007, we recorded deferred revenue of ($3.9 million) for product sales and $0 for pack sales. For the year ended December 31, 2006, we recorded deferred revenue of $1.0 million related to packs and products shipped but not yet received by customers in other sales rather than in the applicable pack or product sales category because our previous computer system could not separately differentiate deferred revenue associated with packs and products.

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following countries, as follows:

	2007	2006
	(in millions)
Country
Australia	$0.3	$0.2
Japan	0.2	0.3
Republic of Korea	1.0	0.6
Taiwan	0.1	0.2
United Kingdom	0.3	0.5
United States	42.5	39.4

	$44.4	$41.2

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17: SUBSEQUENT EVENTS

On February 22, 2008, the Company’s Board of Directors declared a cash dividend of $0.09 per share of common stock, payable on Friday, March 28, 2008, to shareholders of record at the close of business on Friday, March 7, 2008.

On March 5, 2008, the Company entered into a settlement agreement on a legal matter. See note 13 above for further information.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.2	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.3	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.4	Form of Indemnification Agreement between Mannatech and each member of the board of directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.5	Form of Indemnification Agreement between Mannatech, and its board of directors, dated September 10, 1998.	S-1	333-63133	10.8	September 10, 1998
10.6	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998
10.7	Second Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.1	November 9, 2005
10.8	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated May 29, 1997 as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998
10.9	Third Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.2	November 9, 2005
10.10	Trademark License and Supply Agreement between Mannatech and Carrington Laboratories, Inc., dated January 25, 2007, (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	January 31, 2007
10.11	Supply Agreement between Mannatech (International) Limited and Marinova Pty. Limited, effective August 9, 2007 and dated May 7, 2007, (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act).	10-Q	000-24657	10.3	May 10, 2007

i

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.12	Purchase Agreement between Mannatech and Larex, Inc., dated January 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.18	March 16, 2006
10.13	Purchase Agreement between Mannatech and Wellness Enterprises, LLC, dated February 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.19	March 16, 2006
10.14	Supply Agreement between Mannatech and Coradji PTY. Limited, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	10.1	March 29, 2005
10.15	Supply License Agreement between Mannatech and InB:Biotechnologies, Inc., dated March 22, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.2	May 10, 2006
10.16	Initial Commercial Supply and Manufacturing Agreement between Mannatech and Fine Chemetics, Inc., dated March 29, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2006
10.17	Release Agreement between Mannatech and Dr. Bill McAnalley, dated August 9, 2005.	8-K	000-24657	99.1	August 10, 2005
10.18	Consulting Agreement between Mannatech and Dr. Bill McAnalley, dated August 9, 2005.	8-K	000-24657	99.2	August 10, 2005
10.19	Amendment to Consulting Agreement between Dr. Bill McAnalley and Mannatech, dated August 15, 2006.	8-K	000-24657	99.1	August 16, 2006
10.20	Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 1, 1999.	10-K	000-24657	10.25	March 30, 2000
10.21	First Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2002.	10-K	000-24657	10.17	April 1, 2002
10.22	Second Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated June 7, 2004.	10-Q	000-24657	10.1	August 9, 2004
10.23	Third Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated January 1, 2006.	10-K	000-24657	10.28	March 16, 2006
10.24	Fourth Amendment to the Employment Agreement between Mannatech and Mr. Terry L. Persinger, dated November 20, 2006.	8-K	000-24657	99.1	November 21, 2006
10.25	Employment Agreement between Robert A. Sinnott, Ph.D. and Mannatech, dated October 5, 2007.	8-K	000-24657	10.3	October 11, 2007

ii

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.26	Employment Agreement between John W. Price and Mannatech, effective August 31, 2007, dated August 29, 2007	8-K	000-24657	10.1	August 30, 2007
10.27	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated January 23, 2006.	10-K	000-24657	10.32	March 16, 2006
10.28	Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated October 5, 2007.	8-K	000-24657	10.2	October 11, 2007
10.29	Employment Agreement between Terence L. O’Day and Mannatech, dated October 5, 2007	8-K	000-24657	10.1	October 11, 2007
10.30	Employment Agreement between B. Keith Clark and Mannatech, dated October 5, 2007.	8-K	000-24657	10.4	October 11, 2007
10.31	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004
10.32	Consulting Agreement between Mannatech and Fredrick Media LLC, dated November 16, 2005.	8-K	000-24657	99.1	November 21, 2005
10.33	Consulting Agreement between Bettina Simon and Mannatech, dated June 1, 2006.	8-K	000-24657	99.1	June 2, 2006
10.34	Follow-Up Agreement to Letter of Intent Agreement between Mannatech and Jett, dated September 10, 2001.	10-Q	000-24657	10.4	November 14, 2001
10.35	Letter of Understanding between Mannatech and Dr. John Axford, dated April 19, 2006.	8-K	000-24657	99.1	April 21, 2006
10.36	Extension of the Letter of Spokesperson Arrangement between Mannatech and Dr. John Axford, dated February 18, 2007.	8-K	000-24657	99.1	February 21, 2007
10.37	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.38	Amendment to Employment Agreement between Alfredo Bala and Mannatech, dated October 11, 2007.	8-K	000-24657	10.1	October 17, 2007
10.39*	Clinical Research Agreement dated January 3, 2007 by and between St. George’s Hospital Medical School (trading as St George’s, University of London), and Mannatech, Inc.	*	*	*	*
14.1	Code of Ethics	10-K	000-24657	14.1	March 16, 2007
21*	List of Subsidiaries	*	*	*	*
23.1*	Consent of BDO Seidman, LLP	*	*	*	*
23.2*	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	*	*	*	*
23.3*	Consent of Grant Thornton LLP	*	*	*	*
23.4*	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	*	*	*	*
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

iii

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
99.3*	Financial Statement schedule regarding Valuation and Qualifying Accounts	*	*	*	*

*	Filed herewith.

iv