Form 10-Q
period 2008-03-31
MANNATECH INC
filed 2008-05-12
CIK 1056358

March 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 30, 2008, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,460,788.

Mannatech, Incorporated

Special Note Regarding Forward-Looking Statements

Certain disclosures and analysis in this Form 10-Q, including information incorporated by reference, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements other than statements of historical fact are considered forward-looking statements and reflect only current views about future events and financial performance. Some of these forward-looking statements include statements regarding:

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below and in the “Risk Factors” section in Item 1A of this Form 10-Q, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

•	overall expected growth in the nutritional supplements industry;

•	plans for expected future product development;

•	changes in manufacturing costs;

•	shifts in the mix of packs and products;

•	the future impact of any changes to global associate career and compensation plans or incentives;

•	the ability to attract and retain independent associates and members;

•	new regulatory changes that could affect operations or products;

•	any impact of competition, competitive products, and pricing;

•	any impact related to media or publicity; and

•	the political, social, and economic climate.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$57,995	$47,103
Restricted cash	353	340
Accounts receivable, net of allowance of $723 and $877 in 2008 and 2007, respectively	852	618
Income tax receivable	3,463	2,136
Inventories, net	26,055	23,706
Prepaid expenses and other current assets	6,198	6,053
Deferred income tax assets	3,119	1,789

Total current assets	98,035	81,745
Long-term investments	—	12,950
Property and equipment, net	41,254	42,818
Construction in progress	3,311	1,594
Long-term restricted cash	10,598	11,726
Other assets	1,584	1,470
Long-term deferred income tax assets	143	151

Total assets	$154,925	$152,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$111	$110
Accounts payable	5,127	3,637
Accrued expenses	30,978	30,315
Commissions and incentives payable	16,420	11,139
Taxes payable	3,714	6,198
Deferred revenue	5,085	4,769

Total current liabilities	61,435	56,168
Capital leases, excluding current portion	233	261
Long-term royalties due to an affiliate	2,334	2,440
Long-term deferred income tax liabilities	7,035	5,165
Other long-term liabilities	1,710	1,565

Total liabilities	72,747	65,599
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,667,882 shares issued and 26,460,788 shares outstanding in 2008 and 2007	3	3
Additional paid-in capital	40,378	40,146
Retained earnings	57,947	62,620
Accumulated other comprehensive loss	(1,359)	(1,123)

	96,969	101,646
Less treasury stock, at cost, 1,207,094 shares in 2008 and 2007	(14,791)	(14,791)

Total shareholders’ equity	82,178	86,855

Total liabilities and shareholders’ equity	$154,925	$152,454

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three months ended March 31,
	2008	2007
Net sales	$91,451	$104,799
Cost of sales	12,863	14,693
Commissions and incentives	42,492	46,953

	55,355	61,646

Gross profit	36,096	43,153

Operating expenses:
Selling and administrative expenses	22,746	19,719
Depreciation and amortization	3,062	1,465
Other operating costs	14,027	12,148

Total operating expenses	39,835	33,332

Income (loss) from operations	(3,739)	9,821
Interest income	560	647
Other income (expense), net	371	(36)

Income (loss) before income taxes	(2,808)	10,432
(Provision) benefit for income taxes	516	(3,543)

Net income (loss)	($2,292)	$6,889

Earnings (loss) per share:
Basic	($0.09)	$0.26

Diluted	($0.09)	$0.26

Weighted-average common shares outstanding:
Basic	26,461	26,418

Diluted	26,461	26,979

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

(in thousands, except per share information)

	Common Stock Outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Shares	Par value				Shares	Amounts
Balance at December 31, 2006	26,410	$3	$38,941	$66,393	($1,749)	1,207	($14,791)	$88,797
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	—	—	—	(845)	—	—	—	(845)
Proceeds from stock options exercised	12	—	25	—	—	—	—	25
Charge related to stock-based compensation	—	—	326	—	—	—	—	326
Declared dividends of $0.09 per common share	—	—	—	(2,378)	—	—	—	(2,378)
Components of comprehensive income: Foreign currency translations	—	—	—	—	134	—	—	134
Unrealized gain from investments classified as available-for-sale, net of tax of $1	—	—	—	—	1	—	—	1
Net income	—	—	—	6,889	—	—	—	6,889

Total comprehensive income								7,024

Balance at March 31, 2007	26,422	$3	$39,292	$70,059	($1,614)	1,207	($14,791)	$92,949

	Common Stock Outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Shares	Par value				Shares	Amounts
Balance at December 31, 2007	26,461	$3	$40,146	$62,620	($1,123)	1,207	($14,791)	$86,855
Charge related to stock-based compensation	—	—	232	—	—	—	—	232
Declared dividends of $0.09 per common share	—	—	—	(2,381)	—	—	—	(2,381)
Components of comprehensive loss: Foreign currency translations	—	—	—	—	(236)	—	—	(236)
Net loss	—	—	—	(2,292)	—	—	—	(2,292)

Total comprehensive loss								(2,528)

Balance at March 31, 2008	26,461	$3	$40,378	$57,947	($1,359)	1,207	($14,791)	$82,178

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED ALL SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($2,292)	$6,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,062	1,465
Provision for doubtful accounts	(154)	—
Provision for inventory losses	298	26
Loss on disposal of assets	184	1
Accounting charge related to stock-based compensation	232	326
Deferred income taxes	592	1048
Changes in operating assets and liabilities:
Accounts receivable	(57)	879
Income tax receivable	(1,327)	406
Inventories	(2,726)	(1,120)
Prepaid expenses and other current assets	(142)	(1,331)
Other assets	(70)	(138)
Accounts payable	1,236	4,616
Accrued expenses and taxes payable	(1,836)	(9,926)
Commissions and incentives payable	5,145	2,785
Deferred revenue	318	(2,422)

Net cash provided by operating activities	2,463	3,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,472)	(6,534)
Sale of investments	20,350	—
Purchase of investments	(7,400)	—
Change in restricted cash	479	(696)

Net cash provided by (used in) investing activities	9,957	(7,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(2,381)	(2,378)
Proceeds from stock options exercised	—	25
Repayment of capital lease obligations	(27)	(33)

Net cash used in financing activities	(2,408)	(2,386)

Effect of exchange rate changes on cash and cash equivalents	880	129

Net increase (decrease) in cash and cash equivalents	10,892	(5,983)
Cash and cash equivalents at the beginning of period	47,103	45,701

Cash and cash equivalents at the end of period	$57,995	$39,718

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$4	$1,107

Interest paid on capital leases	$5	$6

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Declaration of dividends, paid in April 2007	$—	$2,378

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated, located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Market under the symbol “MTEX”. Mannatech, Incorporated (together with its subsidiaries, the “Company”) develops, markets, and sells high-quality, proprietary nutritional supplements, skin care and topical products, and weight-management products that are primarily sold to independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany.

Independent associates (“associates”) purchase the Company’s products at published wholesale prices for sale to retail customers or personal comsumption. Members (“members”) purchase the Company’s products at a discount from published retail prices primarily for personal consumption. The Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery, other than usual and customary product returns. Only independent associates are eligible to earn commissions and incentives.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2007 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and filed with the United States Securities and Exchange Commission on March 17, 2008 (“2007 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2007 Annual Report.

Principles of Consolidation

The consolidated financial statements and footnotes include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that could affect its reported amounts of assets, liabilities, revenues, and expenses during the reporting periods, as well as disclosures about its contingent assets and liabilities. Significant estimates for the Company include inventory obsolescence, deferred revenues, sales returns, fixed assets’ useful lives, and valuation allowance for deferred tax assets. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including credit card receivables, with original maturities of three months or less to be cash equivalents. As of March 31, 2008 and December 31, 2007, the Company included in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are generally received within 24 to 72 hours. As of March 31, 2008 and December 31, 2007, credit card receivables were $3.4 million and $2.6 million, respectively. Additionally, cash and cash equivalents held in bank accounts in foreign countries totaled $34.8 million and $40.6 million, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash

The Company is required to restrict cash related to direct selling insurance premiums and credit card sales in the Republic of Korea, which, as of March 31, 2008 and December 31, 2007, was $10.4 million and $11.5 million, respectively. In addition, the Company is required to restrict cash related to its Canada operations, which, as of March 31, 2008 and December 31, 2007, was $0.3 million. The Company also restricts cash related to a term deposit in an Australian bank, amounting to $0.2 million, as collateral for its Australian building lease. The restricted term deposit is expected to be renewed through August 2008, when the Australian building lease expires.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the payment is rejected or does not match the order total. As of March 31, 2008 and December 31, 2007, accounts receivable consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due, and writes-off receivables when they become uncollectible. As of March 31, 2008 and December 31, 2007, the Company held an allowance for doubtful accounts of $0.7 million and $0.9 million, respectively. In addition, as of March 31, 2008 and December 31, 2007, accounts receivable included a receivable due from MannaRelief, a related party, of $0.1 million and a fully-reserved note receivable due from a former executive of approximately $0.2 million.

Other Assets

As of March 31, 2008 and December 31, 2007, other assets primarily consisted of deposits for building leases in various locations totaling $1.6 million and $1.5 million, respectively.

Commissions and Incentives

Independent associates earn commissions and incentives based on their direct and indirect commissionable net sales over 13 business periods. Each business period equals 28 days. The Company accrues commissions and incentives when earned by independent associates and pays commissions on product sales three weeks following the business period end and pays commissions on its pack sales five weeks following the business period end.

Other Long-Term Liabilities

The Company maintains building operating leases for its regional office facilities located in the United Kingdom, Japan, the Republic of Korea, and Taiwan. As of March 31, 2008 and December 31, 2007, accrued restoration costs related to these leases amounted to $0.4 million. As of March 31, 2008 and December 31, 2007, the Company also recorded a long-term liability for an estimated defined benefit obligation related to its deferred benefit plan for its Japan operations of $0.6 million and $0.5 million, respectively.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, and Taiwan operations, and unrealized gains or losses from its investments classified as available-for-sale, net of income taxes.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

The Company’s revenue is derived from sales of its products, sales of its starter and renewal packs, and shipping fees. Substantially all of the Company’s product sales are sold to independent associates at published wholesale prices and to members at discounted published retail prices. The Company recognizes revenue upon receipt of packs and products by its customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience.

The Company defers certain components of its revenue. Total deferred revenue consists of revenue received from (i) sales of packs and products, which were shipped but not received by customers by period end; (ii) one-year magazine subscriptions; (iii) pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack; and (iv) prepaid registration fees from customers planning to attend a future corporate-sponsored event. The Company recognizes deferred revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. All other deferred revenue is recognized ratably over one year. Components of deferred revenue were as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Revenue related to undelivered packs and products	$4,922	$4,406
Revenue related to a one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	125	141
Revenue related to future corporate-sponsored events	38	222

Total deferred revenue	$5,085	$4,769

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $4.0 million and $4.4 million for the three months ended March 31, 2008 and 2007, respectively.

NOTE 2     INVESTMENTS

The Company classifies its investments as available-for-sale. As of March 31, 2008, the Company had no investments. As of December 31, 2007, the Company’s investments consisted of the following:

	December 31, 2007
	Amortized cost	Gross unrealized gain (loss)	Fair value
	(in thousands)
City, state, or federal agency backed obligations	$12,950	$—	$12,950

Total investments, classified as long-term	$12,950	$—	$12,950

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3     INVENTORIES

Inventories consist of raw materials, work in progress, and finished goods, including sales aids. Work in progress includes raw materials shipped to a third-party manufacturer for processing into certain finished goods. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at March 31, 2008 and December 31, 2007, consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Raw materials	$10,263	$8,846
Work in progress	—	134
Finished goods, less inventory reserves for obsolescence of $656 in 2008 and $526 in 2007	15,792	14,726

	$26,055	$23,706

NOTE 4    INCOME TAXES

For the three-months ended March 31, 2008, the Company’s effective tax rate of 18.4% differed from the statutory rate because of the ownership by Switzerland of certain non-North American sales.

NOTE 5    SHAREHOLDERS’ EQUITY

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, up to 5% of its outstanding shares, or approximately 1.3 million shares, of its common stock. On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by the Board of Directors. During the three months ended March 31, 2008, the Company did not repurchase any of its shares. As of March 31, 2008, the Company had repurchased the following number of shares of its common stock in the open market:

Date purchased	Common shares purchased	Approximate cost	Average price paid per share
May 2005	190,850	$3.0 million	$15.71
September 2005	182,626	2.0 million	$10.95
October 2005	207,023	2.0 million	$9.66
May 2006	73,955	1.0 million	$13.52
June 2006	253,289	3.0 million	$11.84
July 2006	144,840	2.0 million	$13.81
August 2006	68,861	1.0 million	$14.52

Total	1,121,444	$14.0 million	$12.48

As of March 31, 2008, the maximum number of shares available for repurchase under the June 2004 plan, previously approved by the Company’s Board of Directors, was 196,124. The Company is also authorized to purchase up to $20 million of its outstanding common stock in the open market under its August 2006 program.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended March 31, 2008 and 2007. As of March 31, 2008, approximately 1.4 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using a weighted-average close price of $6.68 per share, as their effect was antidilutive. As of March 31, 2007, 68,616 shares of the Company’s common stock subject to options were excluded from its diluted EPS calculations using a weighted-average close price of $15.21 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the three months ended March 31,
	2008			2007
	Loss (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net income (loss) available to common shareholders	($2,292)	26,461	($0.09)	$6,889	26,418	$0.26
Effect of dilutive securities:
Stock options	—	—	—	—	453	—
Warrants	—	—	—	—	108	—

Diluted EPS:
Net income (loss) available to common shareholders plus assumed conversions	($2,292)	26,461	($0.09)	$6,889	26,979	$0.26

NOTE	6 STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans, both of which were approved by its shareholders (collectively, the “Stock Option Plans”). One of those plans, the Company’s 1998 Amended and Restated Incentive Stock Option Plan, expires in May 2008. In February 2008, the Company’s Board of Directors approved its 2008 Stock Incentive Plan (“the 2008 Plan”), which reserves, for issuance of stock options and restricted stock to its employees, board members, and consultants, up to 1,000,000 shares of its common stock plus any shares reserved under the Company’s existing, unexpired stock plans for which options have not been issued, and any shares underlying outstanding options under the existing stock option plans that terminate without having been exercised in full. The 2008 Plan will be submitted to the Company’s shareholders for approval at the 2008 Annual Shareholders’ Meeting to be held on June 18, 2008. Until the 2008 Plan is approved by the Company’s shareholders, the Company will continue to grant stock options under its previously approved Stock Option Plans.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. For the three months ended March 31, 2008 and 2007, the Company granted 75,000 and 36,000 stock options, respectively. The fair values of stock options granted during the three months ended March 31, 2008 ranged from $2.11 to $2.81 per share. During the three months ended March 31, 2007 the fair value was $7.76 per share. The Company recognized compensation expense as follows for the three months ended March 31:

	2008	2007
	(in thousands)
Total gross compensation expense	$211	$308
Total tax benefit associated with compensation expense	40	115

Total net compensation expense	$171	$193

As of March 31, 2008, the Company expects to record compensation expense in the future as follows:

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
	(in thousands)
For the nine months ending December 31, 2008	$494	$80	$414
For the year ending December 31, 2009	368	38	330
For the year ending December 31, 2010	106	2	104
For the year ending December 31, 2011	3	—	3

	$971	$120	$851

NOTE	7 TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Agreement with J. Stanley Fredrick

In November 2003, the Company entered into a Lock-Up Agreement whereby the Company pays Mr. J. Stanley Fredrick, the Company’s Lead Director on its Board of Directors and a major shareholder, $185,000 per year for his agreement not to sell or transfer his shares to an outside party unless approved by the Company’s Board of Directors. As of March 31, 2008, Mr. Fredrick beneficially owned 3,150,000 shares of the Company’s common stock.

In November 2003, the Company agreed to pay Mr. Fredrick $100,000 annually to act as Lead Director for its Board of Directors. In 2006, the Company also agreed to pay Mr. Fredrick for attendance at its Board of Directors and Board committee meetings. For the three months ended March 31, 2008 and 2007, the Company paid Mr. Fredrick approximately $11,500 and $10,500, respectively, related to attendance at such meetings.

Consulting Fees with Professor Axford and Clinical Studies with St. George’s Hospital

St. George’s Hospital & Medical School in London, England employs Dr. John Axford, a former director of the Company, who resigned from the Company’s Board of Directors effective September 6, 2007. Dr. Axford served as the principal investigator in the Company’s funded clinical trials for St. George’s Hospital & Medical School. In June 2004, the Company signed a three-year agreement totaling $0.7 million with St. George’s Hospital & Medical School to fund research costs related to a clinical trial involving one of the Company’s products. The Company accrued fees of $0.1 million for the three months ended March 31, 2007 related to this clinical trial. The trial was concluded and all amounts paid in 2007.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2007, the Company entered into another agreement with St. George’s Hospital & Medical School totaling $0.5 million to help fund a three-year clinical trial called “Ambrotose® Dosing and Optimization Studies.” Dr. Axford serves as principal investigator for this clinical trial. As of March 31, 2008 and December 31, 2007, the Company had made payments of $0.3 million to the study and recorded an additional $0.2 million in accrued liabilities.

During 2007, the Company was party to an agreement with Dr. Axford which provided for the payment to Dr. Axford of $1,500 per day for speaking or acting as a Company spokesman at any Company-sponsored events. During the three months ended March 31, 2007, the Company paid Dr. Axford approximately $25,000 related to this agreement. The agreement with Dr. Axford was terminated in September 2007.

Agreements with Dr. Bill McAnalley

On August 7, 2005, the Company’s two-year employment agreement with Dr. Bill McAnalley, who served as the Company’s Chief Science Officer, expired. As a result, the Company entered into a consulting agreement with Dr. McAnalley, pursuant to which the Company was required to pay Dr. McAnalley a total of $0.9 million. In August 2006, the Company extended this consulting agreement to reduce the monthly payments and extend the agreement terms through August 8, 2007. For the three months ended March 31, 2007, the Company expensed amounts paid to Dr. McAnalley for services related to this consulting agreement totaling $0.2 million.

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. McAnalley, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of March 31, 2008, the Company’s long-term liability related to this royalty agreement was $2.9 million, of which $0.6 million was currently due and included in accrued expenses. As of December 31, 2007, the Company’s long-term liability related to this royalty agreement was $2.9 million, of which $0.5 million was currently due and included in accrued expenses.

Transactions involving MannaRelief Ministries

Mr. Samuel Caster, the Company’s Chairman of the Board and former Chief Executive Officer, founded MannaRelief Ministries in 1999 and served as its Chairman from 1999 through August 2007. MannaRelief is a 501(c)(3) charitable organization that provides charitable services for children. Donald Herndon, the Company’s Vice President of Field Services, also served on MannaRelief’s board of directors through August 2007. Mr. Herndon is the brother-in-law of Mr. Caster and the brother-in-law of Terry L. Persinger, the Company’s Chief Executive Officer and President and a member of the Company’s Board of Directors.

Historically, the Company has made cash donations to MannaRelief, sold products to MannaRelief at cost plus shipping and handling charges, and shipped products purchased by MannaRelief to its chosen recipients. In addition, certain Company employees and consultants periodically volunteer to work or host various fundraising projects and events for MannaRelief at no cost to MannaRelief. The Company has made cash donations and sold products to MannaRelief, at cost plus shipping and handling, as follows for the three months ended March 31:

	2008	2007
Sold Products	$0.2 million	$0.2 million
Cash Donations	$0.2 million	$0.2 million

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain Transactions with Ray Robbins

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds positions in the Company’s associate global downline network-marketing system. For the three months ended March 31, 2008 and 2007, the Company paid commissions and incentives to Mr. Robbins as a result of his associate positions totaling $0.8 million and $1.0 million respectively. In addition, several of Mr. Robbins’ family members are independent associates and were paid associate commissions and earned incentives of approximately $0.1 million for the three months ended March 31, 2008 and 2007. All commissions and incentives paid to Mr. Robbins and his family members were paid in accordance with the Company’s global associate career and compensation plan.

NOTE	8 LITIGATION

Securities Class Action Lawsuits

The Company has been sued in the following three securities class action lawsuits, each of which remained pending at March 31, 2008:

•

First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against the Company and Mr. Samuel L. Caster, its Chief Executive Officer, on behalf of himself and all others who purchased or otherwise acquired the Company’s common stock between August 10, 2004, and May 9, 2005, inclusive, and who were damaged thereby.

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

On March 20, 2008, the Company announced that it had reached a final settlement of the securities class action with the Lead Plaintiffs. This settlement, which is subject to, among other things, preliminary and final Court approval, would resolve all the claims in the litigation. Without admitting any liability or wrongdoing of any kind, the Company has agreed to authorize payment to the plaintiff class of $11.25 million. This settlement payment would be funded by both the Company and its insurer.

Because the litigation is a class action, the settlement is subject to the preliminary approval of the Court as well as the Court’s final approval after notice of the terms of the settlement has been provided to all class members. Timing of the approval process is dependent on the Court’s calendar. The settlement class consists of the purchasers of the Company’s stock during the period August 10, 2004 through July 30, 2007. Relevant purchasers of Company stock have a right to opt out of the class, class members may object to the terms of the settlement, and final consummation of settlement must await the entry of final judgment approving the settlement as fair to all class members. However, such settlements are not uncommonly approved without material modification, and barring any unusual developments, the Company expects that this approval process will be completed within a four- to six-month period.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 12, 2007, Lead Plaintiff for the putative class filed a Second Amended Consolidated Class Action Complaint, which is substantively similar to the Amended Consolidated Class Action Complaint filed on March 22, 2007, and reported in the Company’s previous filings with the Securities and Exchange Commission, but expands the class period to July 5, 2007, and adds references to an enforcement lawsuit discussed below, which was filed by the Texas Attorney General against the Company on July 5, 2007, and the subsequent drop in the Company’s stock price.

The Company filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on August 27, 2007, arguing that the complaint did not meet the heightened pleading standards of the Private Securities Litigation Reform Act. Lead Plaintiffs filed their Opposition Brief on December 20, 2007, and the Company filed its Reply Brief in Support of its Motion on January 22, 2008.

On April 3, 2008, Lead Plaintiffs filed a Third Amended Consolidated Class Action Complaint, which is substantively similar to the Second Amended Complaint, and which expands the class period to July 30, 2007.

Shareholder Derivative Lawsuits

The Company has also been sued in the following five purported derivative actions, which remained pending at March 31, 2008:

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Gardner action, which was filed on April 25, 2007, and the second Nystrom action, which was filed July 23, 2007, make allegations with regard to the funding of various research projects by the Company. Both lawsuits are consistent with demand letters sent on behalf of both shareholders, and noted in the Company’s previous filings. The Special Litigation Committee appointed to review these allegations made by Gardner and Nystrom has determined that continuation of the Gardner and Nystrom lawsuits is not in the best interests of the Company. A statement consistent with that determination was filed with the Court in each lawsuit on March 14, 2008.

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

Patent Infringement Litigation

The Company currently has the following two patent infringement suits on file:

Mannatech, Incorporated v. Glycobiotics International, Inc.

On May 9, 2008, a federal court jury in the Northern District of Texas found that Glycoproducts International, Inc., formerly Glycobiotics International Inc., had committed patent infringement on the Company’s U.S. Patent No. 7,157,431. The jury found this infringement was willful, and also ruled in favor of the Company on all patent validity issues presented to the jury. The jury also found that Glycoproducts International, Inc. had committed trademark infringement related to the Company’s Ambrotose® trademark.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2007, the Court denied the parties’ cross-motions for partial summary judgment and set the case for trial on May 5, 2008. On April 22, 2008, Glycobiotics filed a motion requesting a two-month continuance of the trial setting. Mannatech opposed the motion, which the Court denied on April 25, 2008. The Company continues to vigorously prosecute the case and believes the likelihood of an unfavorable outcome is remote.

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

Once judgment has been issued in the Glycobiotics case, the Company will evaluate how to proceed with the Techmedica Health matter. The Company continues to believe the likelihood of an unfavorable outcome is remote, and with no pending counterclaims, the Company’s potential loss is limited to an award of the defendants’ court costs.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, the Company has accrued $4.3 million as of March 31, 2008 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

NOTE	9 RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157 In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). The provisions of SFAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, with the exception of nonfinancial assets and liabilities that are not currently recognized or disclosed at fair value in the financial statements on a recurring basis, for which SFAS 157 is effective for fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a significant effect on the Company’s consolidated financial position, results of operations, or cash flows.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies, which the Company evaluates and adopts as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards and pronouncements that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

NOTE	10 SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales.

The Company aggregates all of its operating units because it operates as a single reportable segment as a seller of nutritional supplements and skin care products through its network-marketing distribution channels operating in ten countries. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins.

The Company operates in seven physical locations and sells products in ten different countries around the world. The seven physical locations include the United States, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea, and Taiwan. Each of the Company’s physical locations service different geographical areas. The United States location processes orders for the United States and Canada; however, products and packs sold in Canada are shipped through a third-party distribution facility located in Canada. The Company’s Australian office processes orders for both

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Australia and New Zealand, and the orders are shipped for Australia and New Zealand through a third-party distribution facility located in Australia. The Company’s United Kingdom office processes and ships orders for the United Kingdom, Denmark, and Germany. The Company’s Switzerland office manages the day to day business needs of certain non-North American markets and coordinates global expansion.

The Company’s Australia, Japan, and United Kingdom subsidiaries operate as limited-risk service providers and are responsible for providing management, marketing and administrative services, processing and shipping orders, and overseeing the payment of cost of sales and commissions for processed orders on behalf of Switzerland. For these services, the limited-risk service providers are paid a management fee from Switzerland, which is eliminated in the Company’s consolidated financial statements. Switzerland owns all of the sales and inventories and accrues all commissions and costs related to activities in New Zealand, Australia, the United Kingdom, Japan, and Germany.

Consolidated net sales shipped to customers in these locations, along with pack and product information for the three months ended March 31, 2008 and 2007 are as follows:

	2008		2007
	(in millions, except percentages)
United States	$51.9	56.7%	$68.5	65.4%
Canada	5.9	6.4%	6.7	6.4%
Australia	7.4	8.1%	7.3	7.0%
United Kingdom	1.5	1.6%	1.7	1.6%
Japan	11.4	12.6%	9.7	9.3%
New Zealand	1.5	1.6%	1.9	1.8%
Republic of Korea	9.3	10.2%	6.3	6.0%
Taiwan	1.2	1.3%	1.1	1.0%
Denmark	0.3	0.3%	0.5	0.5%
Germany	1.1	1.2%	1.1	1.0%

Totals	$91.5	100%	$104.8	100%

	2008	2007*
	(in millions)
Consolidated product sales	$72.5	$77.1
Consolidated pack sales	14.8	20.7
Consolidated other, including freight	4.2	7.0

Consolidated total net sales	$91.5	$104.8

*	In April 2007, the Company began operating its new ERP System, which allowed it to separately quantify deferred revenue associated with sales of packs and products that were shipped but not yet received by customers. As a result, in April 2007, the Company began recording deferred revenue related to packs with pack sales and deferred revenue associated with products with product sales. For the three months ended March 31, 2008, the change in deferred revenue reduced sales by $0.4 million for product sales and $0.1 million for pack sales. For the three months ended March 31, 2007, the change in deferred revenue increased other sales by $1.9 million related to packs and products shipped but not yet received by customers rather than in the applicable pack or product sales category.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, reside in the following countries, as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Australia	$0.3	$0.3
Japan	0.2	0.2
Republic of Korea	1.0	1.0
Taiwan	0.1	0.1
United Kingdom	0.2	0.3
United States	42.8	42.5

Total long-lived assets	$44.6	$44.4

NOTE	11 SUBSEQUENT EVENTS

Effective April 22, 2008, the Company began operations in South Africa.

On April 30, 2008, the Company’s Board of Directors declared a cash dividend of $0.09 per share of common stock, payable on June 26, 2008, to shareholders of record at the close of business on June 5, 2008.

On May 2, 2008, the Company entered into a three-year agreement with a raw materials supplier. The purchase commitment through 2011 is approximately $12.8 million.

On May 9, 2008, a federal court jury in the Northern District of Texas found that Glycoproducts International, Inc. had committed patent infringement on the Company’s U.S. Patent No. 7,157,431. The jury found this infringement was willful, and also ruled in favor of the Company on all patent validity issues presented to the jury. The jury also found that Glycoproducts International, Inc. had committed trademark infringement related to the Company’s Ambrotose® trademark.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2008 as compared to the same period in 2007. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

Company Overview

We develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. New Zealand is serviced by our Australia office and Denmark and Germany are serviced by our United Kingdom office. Our Australia, Japan, and United Kingdom subsidiaries each operate as limited-risk service providers for Mannatech Swiss International, an entity organized and existing under the laws of Switzerland, which we refer to in this report as Mannatech Switzerland. Mannatech Switzerland owns all of the sales and inventories and accrues all commissions and cost of sales for New Zealand, Australia, the United Kingdom, Japan, and Germany. Mannatech Switzerland pays the limited-risk service providers a management fee for processing and shipping orders in Australia, New Zealand, the United Kingdom, Japan, and Germany.

We operate as a single business segment and primarily sell our products through a network of approximately 570,000 independent associates and members who have purchased our products or packs within the last 12 months, which we refer to as current independent associates and members. We operate as a seller of nutritional supplements through our network marketing distribution channels operating in ten different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and by products. Each of our subsidiaries sells the same types of products and possesses similar economic characteristics, such as selling prices and gross margins.

Net sales decreased by 12.7% for the three months ended March 31, 2008, as compared to the same period in 2007. Our gross margin was approximately 39% of net sales.

Because we sell our products through network-marketing distribution channels, the opportunities and challenges that affect us most are: recruitment and retention of independent associates and members, entry into new markets and growth of existing markets, niche market development, new product introduction, and investment in our infrastructure.

During 2007, we were subject to certain negative publicity resulting from heightened litigation and regulatory activities. See Note 8 (“Litigation”) to the consolidated financial statements included in this report for a detailed discussion of such legal proceedings.

In order to reward our independent associates for their business building successes, we modified our global associate career and compensation plan by increasing opportunities for certain qualified independent associates to earn additional bonuses, including matching bonuses for enrollers. These changes became effective for all countries except Taiwan and Korea in the business period beginning March 22, 2008. The changes will become effective for Taiwan in the business period beginning May 17, 2008 and for Korea in the business period beginning June 14, 2008. In order to fund the new bonus pools, we adjusted the payout on global automatic orders.

In March 2008, we introduced to our independent associates our new global sales platform, called Ready, Set, Go-Give, and launched our Go-Give Kit, a tool kit designed to assist our independent associates in their business-building efforts. Also in March 2008, we launched Bounce-Back™, an all natural product that supports recovery after physical activity or over-exertion.

Results of Operations

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2008 and 2007.

	2008		2007		Change from 2008 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	( in thousands, except percentages)
Net sales	$91,451	100%	$104,799	100%	($13,348)	(12.7%)
Cost of sales	12,863	14.1%	14,693	14.0%	(1,830)	(12.5%)
Commissions and incentives	42,492	46.4%	46,953	44.8%	(4,461)	(9.5%)

	55,355	60.5%	61,646	58.8%	(6,291)	(10.2%)

Gross profit	36,096	39.5%	43,153	41.2%	(7,057)	(16.4%)
Operating expenses:
Selling and administrative expenses	22,746	24.9%	19,719	18.8%	3,027	15.4%
Depreciation and amortization	3,062	3.4%	1,465	1.4%	1,597	109.0%
Other operating costs	14,027	15.3%	12,148	11.6%	1,879	15.5%

Total operating expenses	39,835	43.6%	33,332	31.8%	6,503	19.5%

Income (loss) from operations	(3,739)	(4.1%)	9,821	9.4%	(13,560)	(138.1%)
Interest income	560	0.6%	647	0.6%	(87)	(13.4%)
Other income (expense), net	371	0.4%	(36)	(0.0%)	407	(1,130.6%)

Income (loss) before income taxes	(2,808)	(3.1%)	10,432	10.0%	(13,240)	(126.9%)
(Provision) benefit for income taxes	516	0.7%	(3,543)	(3.4%)	4,059	(114.6%)

Net income (loss)	($2,292)	(2.5%)	$6,889	6.6%	(9,181)	(133.3%)

Consolidated net sales primarily shipped to customers by location for the three months ended March 31, 2008 and 2007 were as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2008		2007
	(In millions, except percentages)
United States	$51.9	56.7%	$68.5	65.4%
Canada	5.9	6.4%	6.7	6.4%
Australia	7.4	8.1%	7.3	7.0%
United Kingdom	1.5	1.6%	1.7	1.6%
Japan	11.4	12.6%	9.7	9.3%
New Zealand	1.5	1.6%	1.9	1.8%
Republic of Korea	9.3	10.2%	6.3	6.0%
Taiwan	1.2	1.3%	1.1	1.0%
Denmark	0.3	0.3%	0.5	0.5%
Germany	1.1	1.2%	1.1	1.0%

Totals	$91.5	100%	$104.8	100%

Net Sales

For the three months ended March 31, 2008, our operations outside of the United States accounted for approximately 43.3% of our consolidated net sales, whereas in the same period in 2007, our operations outside of the United States accounted for approximately 34.6% of our consolidated net sales.

Consolidated net sales for the three months ended March 31, 2008 decreased by $13.3 million, or 12.7%, as compared to the same period in 2007. International sales have experienced growth, which generated $3.3 million in incremental net sales for the three months ended March 31, 2008 as compared to the same period in 2007. The international sales growth was largely associated with greater sales in Korea and Japan in 2008. The increase in international net sales was offset by a decrease in domestic sales, which was affected by independent associate and member concerns related to certain negative publicity. We expect continuing declines in domestic recruiting and net sales, but increases in international recruiting and net sales.

Overall, the appreciation of foreign currencies had approximately a $2.4 million favorable impact on net sales for the quarter ended March 31, 2008.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity; and

•	changes in our commissions and incentives programs.

Our sales mix for the three months ended March 31, was as follows:

			Change
	2008	2007*	Dollar	Percentage
	(in millions, except percentages)
Product sales	$72.5	$77.1	($4.6)	(6.0%	)
Pack sales	14.8	20.7	(5.9)	(28.5%	)
Other, including freight	4.2	7.0	(2.8)	(40.0%	)

Total net sales	$91.5	$104.8	($13.3)	(12.7%	)

*	In April 2007, we began operating our new ERP System, which allowed us to separately quantify deferred revenue associated with sales of packs and products that were shipped but not yet received by customers. As a result, in April 2007, we began recording deferred revenue related to packs with pack sales and deferred revenue associated with products with product sales. For the three months ended March 31, 2008, the change in deferred revenue reduced sales by $0.4 million for product sales and $0.1 million for pack sales. For the three months ended March 31, 2007, the change in deferred revenue increased other sales by $1.9 million related to packs and products shipped but not yet received by customers rather than in the applicable pack or product sales category.

The decrease in our consolidated net sales consisted of a decrease in the volume of products and packs sold and a change in the mix of packs and products sold. Pack sales generally correlate to the number of new independent associates and members who purchase starter packs and with the number of continuing independent associates who purchase upgrade or renewal packs. However, there is not a direct correlation between the number of new and continuing independent associates and members purchasing packs and the amount of product sales because independent associates and members may consume different products at different consumption levels.

Product Sales

Product sales for the three months ended March 31, 2008 decreased $4.6 million, or 6.0%, as compared to the same period in 2007. The decrease of $4.6 million was comprised of a decrease in existing product sales of $10.4 million, which was partially offset by a $5.8 million increase attributable to the introduction of new products. We believe existing product sales decreased primarily due to independent associate and member concerns over certain negative publicity and litigation and regulatory activities.

We have introduced the following new products since March 31, 2007:

•	Optimal Skin Care and Skin Care Sachets in North America and certain international markets;

•	The Go-Give Kit in the United States;

•	Optimal Support Packets in North America;

•	Advanced Ambrotose™ capsules in international markets;

•	PhytoMatrix™ in Japan and Taiwan;

•	Bounce Back™ in North America; and

•	New Optimal Water Bottle in North America.

Pack Sales

We sell packs to independent associates, which entitles them to purchase products at wholesale prices. Members may also purchase a pack, which entitles them to purchase our products at a discount from published retail prices. Depending on the type of pack purchased, a pack may include certain products, promotional and educational information, and policies and procedures. Independent associates may also purchase upgrade packs, entitling the independent associate to additional promotional materials and additional commissions and incentives. Our continuing associates also purchase annual renewal packs.

The number of new and continuing independent associates and members who purchased our packs during the 12-months ended March 31, 2008 and 2007 were as follows:

	2008		2007
New	179,000	31.4%	198,000	35.8%
Continuing	391,000	68.6%	355,000	64.2%

Total	570,000	100%	553,000	100%

For the twelve months ended March 31, 2008, the overall number of independent associates and members increased by 17,000 or 3.1%, as compared to March 31, 2007. Beginning in the second quarter of 2007, we recorded pack sale-related deferred revenue with pack sales, instead of with other sales, which decreased the pack sales presented for 2008. We experienced a decrease in the number of upgrade and renewal packs purchased by our continuing independent associates and a decrease in the number of new independent associates and members purchasing starter packs as compared to the same period in 2007. We believe the decrease in upgrade and renewal packs and starter packs purchased may relate to certain negative publicity, customer difficulty adapting to our new ERP system, changes to our corporate website, and independent associate and member concerns resulting from ongoing litigation and regulatory activities. Additional actions we took in 2008 and 2007 to help increase the number of independent associates and members are as follows:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;

•	focused on new product development;

•	explored new international markets;

•	launched a new, aggressive marketing and educational campaign;

•	expanded our 2007 annual travel incentive for one additional business period;

•	instituted a 100% satisfaction guarantee program;

•	strengthened compliance initiatives;

•	concentrated on publishing results of research studies and clinical trials related to our products;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition;

•	implemented changes to our global associate career and compensation plan; and

•	introduced new products in many of our global markets.

Pack sales associated with the number of independent associates and members can be further analyzed as follows, for the three months ended March 31:

	2008	2007	Change
	Pack sales	Pack sales	Dollar	Percentage
	(in millions, except percentages)
New	$6.5	$12.1	($5.6)	(46.3%)
Continuing	8.3	8.6	(0.3)	(3.5%)

Total	$14.8	$20.7	($5.9)	(28.5%)

Total pack sales for the three months ended March 31, 2008 decreased by $5.9 million, or 28.5%, compared to the same period in 2007. The decrease in total pack sales was composed of a $5.6 million decrease related to a decrease in the number of new independent associates and members purchasing starter packs and a decrease of $0.3 million related to a decrease in the number of renewal and upgrade packs purchased by our continuing independent associates.

Other Sales

Other sales consisted of the following:

•	sales of promotional materials;

•	training and event registration fees;

•

monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database for our independent associates that helps stimulate product sales and provide business management;

•	freight revenue charged to our independent associates and members;

•	a reserve for estimated sales refunds and returns; and

•	for the three-months ended March 31, 2007, deferred revenue related to the timing of recognition of revenue for pack and product shipments.

Other sales for the three months ended March 31, 2008 decreased by $2.8 million to $4.2 million as compared to $7.0 million for the same period in 2007. The decrease in other sales was composed of reclassifying deferred revenue associated with the timing of revenue recognition to packs and product sales for the first quarter of 2008, partially offset by a net increase of $3.7 million in training and freight fees associated with our new independent associate education campaign and the mix of international sales as compared to domestic sales.

Gross Profit

Gross profit for the three months ended March 31, 2008 decreased by $7.1 million, or 16.4%, to $36.1 million as compared to $43.2 million for the same period in 2007. For the three months ended March 31, 2008, gross profit as a percentage of net sales decreased to 39.5% as compared to 41.2% for the same period in 2007. The decrease in gross profit was primarily due to a 12.7% decrease in net sales, which was partially offset by a 12.5% decrease in cost of sales and a 9.5% decrease in commissions and incentives.

Cost of sales during the three months ended March 31, 2008 decreased by 12.5%, or $1.8 million, to $12.9 million as compared to $14.7 million for the same period in 2007. The decrease in cost of sales was consistent with the decline in sales for the quarter. Cost of sales as a percentage of net sales for the three months ended March 31, 2008 remained consistent at 14.1% as compared to 14.0% for the same period in 2007.

Commission costs for the three months ended March 31, 2008 decreased by 9.4%, or $4.1 million, to $39.7 million as compared to $43.8 million for the same period in 2007. The decrease in commissions primarily related to the decrease in commissionable net sales. For the three months ended March 31, 2008, commissions as a percentage of net sales increased to 43.3% from 41.7% for the same period of 2007, which is due to the change in the sales mix between packs and products and between countries.

Incentive costs for the three months ended March 31, 2008 decreased by 12.5%, or $0.4 million, to $2.8 million as compared to $3.2 million for the same period in 2007. For the three months ended March 31, 2008, the costs of incentives, as a percentage of net sales, remained consistent at 3.1% as compared to the same period in 2007.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

Selling and administrative expenses for the three months ended March 31, 2008 increased by $3.0 million, or 15.4%, to $22.7 million as compared to $19.7 million for the same period in 2007. As a percentage of net sales, selling and administrative expenses increased to 24.9% from 18.8% for the same period in 2007. The dollar increase in selling and administrative expenses consisted of an increase of $3.1 million in total compensation and compensation-related costs, including an increase in payroll and payroll-related costs of $2.7 million, an increase in temporary and contract labor of $0.5 million, offset by a decrease in stock option expense of $0.1 million, all of which were due to an increase in independent associate-related staffing levels, normal merit increases, and decreased capitalization of salaries for the ERP system development.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2008 increased by 109.0%, or $1.6 million, to $3.1 million as compared to $1.5 million for the same period in 2007. As a percentage of net sales, depreciation and amortization expense increased to 3.4% from 1.4% for the same period in 2007. The increase in depreciation and amortization expense primarily related to placing into service our ERP System, which cost approximately $34 million and is being amortized over 5 years.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Generally, changes in other operating costs are associated with the changes in our net sales.

Other operating costs for the three months ended March 31, 2008 increased by $1.9 million, or 15.5%, to $14.0 million as compared to $12.1 million for the same period in 2007. For the three months ended March 31, 2008, other operating costs as a percentage of net sales increased to 15.3% from 11.6% for the same period in 2007. The increase in other operating costs was primarily due to a $1.9 million increase in consulting fees associated with global expansion activities and the write-off of capitalized consulting fees related to a sales software project.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three months ended March 31:

Country	2008	2007
United States	37.5%	37.5%
Australia	30%	30%
United Kingdom	28%	30%
Japan	42%	42%
Republic of Korea	27.5%	27.5%
Taiwan	25%	25%
Switzerland*	16.2%	—

*	The Company opened its Switzerland office in January 2008.

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, or SFAS 109, to account for income taxes. The provisions of SFAS 109 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we review the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of March 31, 2008 and December 31, 2007, we maintained our valuation allowance for deferred tax assets in Taiwan totaling $0.8 million and $0.7 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in SFAS 109, cannot be met.

The dollar amount of the (provision) benefit for income taxes is directly impacted by our profitability and changes in taxable income among countries. For the three months ended March 31, 2008, our effective income tax rate decreased to 18.4% from 34.0% for the same period in 2007. The decrease in the effective tax rate is due to the ownership of certain non-North American sales by Mannatech Switzerland.

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, funding international expansion, and payment of quarterly cash dividends. We generally fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our needs through net cash flows from operations. As of March 31, 2008, we had $58.0 million in cash and cash equivalents which can be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Cash and Cash Equivalents and Investments

As of March 31, 2008, our cash and cash equivalents increased by 23.1%, or $10.9 million, to $58.0 million from $47.1 million at December 31, 2007. The increase in cash and cash equivalents is related to converting our long-term investments to cash and cash equivalents in 2008 and increases in our payable balances due to the timing of payments, offset by increases in our inventory levels and purchases of property and equipment. As of March 31, 2008, our investments have all been converted to cash equivalents as compared to an investment balance of $13.0 million as of December 31, 2007.

Working Capital

Working capital accounts include cash and cash equivalents, receivables, inventories, prepaid expenses, deferred revenues, payables, and accrued expenses. At March 31, 2008 our working capital increased by $11.0 million, or 43.1%, to $36.6 million from $25.6 million at December 31, 2007. The increase in working capital primarily relates to an increase in cash, partially offset by an increase in operating liabilities.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31:

	2008	2007
Provided by (used in):	(in millions)
Operating activities	$2.5	$3.5
Investing activities	$10.0	($7.2)
Financing activities	($2.4)	($2.4)

Operating Activities

For the three months ended March 31, 2008, our net operating activities provided cash of $2.5 million compared to providing cash of $3.5 million for the same period of 2007. Net income adjusted for non cash activities provided cash of $1.9 million as compared to providing cash of $9.8 million for the same period of 2007. For the three months ended March 31, 2008, our working capital accounts provided cash of $0.6 million in net operating cash flow as compared to using $6.3 million in net operating cash flow for the same period of 2007.

We expect that our net operating cash flows in 2008 will continue to be sufficient to fund our current operations and future quarterly cash dividends. There can be no assurance, however, that we will continue to generate cash flows at or above current levels, or will continue to declare and pay dividends. Certain events, such as an unfavorable outcome in current litigation, could impact our available cash or our ability to generate cash flows from operations.

Investing Activities

For the three months ended March 31, 2008, our net investing activities provided cash of $10.0 million compared to using cash of $7.2 million for the same period of 2007. During the first three months of 2008, we sold investments for net proceeds of $13.0 million. For the first three months of 2008, we purchased $3.5 million in capital assets compared to purchasing $6.5 million in capital assets for the same period of 2007. In addition, in 2008, we reduced restricted cash by $0.5 million related to operations in the Republic of Korea as compared to increasing restricted cash by $0.7 million in 2007.

Financing Activities

For each of the three months ended March 31, 2008 and 2007, we used cash of $2.4 million to fund payment of cash dividends to our shareholders.

Our quarterly cash dividend remained at $0.09 per share, consistent with dividends awarded for each quarter of 2007. During 2008 and 2007, we have declared and paid the following dividends:

Declared date	Date of record	Date paid	Total amount	Paid per common share
March 13, 2007	March 28, 2007	April 13, 2007	$2.4 million	$0.09
June 14, 2007	June 29, 2007	July 20, 2007	$2.4 million	$0.09
September 27, 2007	October 11, 2007	October 25, 2007	$2.4 million	$0.09
November 6, 2007	November 30, 2007	December 21, 2007	$2.4 million	$0.09
February 22, 2008	March 7, 2008	March 28, 2008	$2.4 million	$0.09

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

Off-Balance Sheet Arrangements

We do not have any special-purpose entity arrangements, nor do we have any off-balance sheet arrangements. However, we do maintain certain future commitments and obligations associated with various agreements and contracts. As of March 31, 2008, our future maturities of existing commitments and obligations were as follows:

•	funding various operating leases for building and equipment rental of $10.4 million through 2017;

•	funding various capital leases for equipment rental of $0.4 million through 2011;

•	funding various supply agreements to purchase raw materials of $18.6 million through 2016;

•	funding $3.6 million of the long-term post employment royalties payable to Dr. McAnalley through 2015;

•	funding uncertain tax positions of $1.8 million, for which the timing of any payment is uncertain; and

•

funding $2.4 million through December 2009 for non-cancellable executive employment agreements with Mr. Samuel L. Caster, Mr. Terry L. Persinger, Mr. Stephen D. Fenstermacher, Mr. Terence L. O’Day, Dr. Robert A. Sinnott, Mr. Alfredo Bala, and Mr. B. Keith Clark.

We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards. We have maintained purchase commitments with certain of our raw material suppliers to purchase minimum quantities and help ensure exclusivity of our raw materials and proprietorship of our products. Currently, we have six supply agreements that require minimum purchase commitments. We expect to exceed our minimum monthly-required purchase commitments. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any set minimums.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, our estimates and assumptions have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2008:

Allowance for Doubtful Accounts

Accounts receivable consists of receivables from manufacturers, independent associates and members, and are carried at their estimated collectible amounts. As of March 31, 2008, net accounts receivable totaled $0.9 million. Historically, estimates for doubtful accounts have been immaterial. However, in April 2007, with the implementation of our ERP system, we now simultaneously receive payment for an order when the order ships, and the new ERP system creates a receivable for the payment if the payment is rejected or if it does not match the order total. We periodically review receivables for realizability and base collectability upon assumptions, historical trends, and recent account activities. If our estimates regarding estimated collectability are inaccurate or consumer trends change in an unforeseen manner, we may be exposed to additional write-offs or bad debts. As of March 31, 2008, we recorded an allowance for doubtful accounts of $0.7 million.

Inventory Reserves

Inventory consists of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. We record the amounts charged by vendors as the costs of inventory. Typically, the net realizable value of our inventory is higher than the aggregate cost. Determination of net realizable value can be complex and, therefore, requires a high degree of judgment. In order for management to make the appropriate determination of net realizable value, the following items are considered: inventory turnover statistics, current selling prices, seasonality factors, consumer demand, regulatory changes, competitive pricing, and performance of similar products. If we determine the carrying value of inventory is in excess of estimated net realizable value, we write down the value of inventory to the estimated net realizable value.

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding fair market value or obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. Generally, we carry inventory reserves ranging between $0.3 million and $0.6 million. At March 31, 2008, the carrying value of our inventory was $26.1 million.

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

The impairment calculation requires us to apply estimates and assumptions concerning future cash flows, strategic plans, useful lives, and discount rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to an additional impairment charge, which could be material to our results of operations. In addition, if accounting standards change, or if fixed assets become obsolete, we may be required to write off any unamortized costs of fixed assets; or if estimated useful lives change, we would be required to accelerate depreciation or amortization periods and recognize additional depreciation and amortization expense in our consolidated statement of operations.

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of March 31, 2008, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at March 31, 2008
Office furniture and equipment	5 to 7 years	$3.5 million
Computer hardware and software	3 to 5 years	33.7 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements	2 to 10 years(1)	4.0 million
Construction in progress	2 to 10 years(2)	3.3 million

Total net carrying value at March 31, 2008		$44.6 million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

(2)	Construction in progress includes fixed assets, leasehold improvements and internally-developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over five years.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of March 31, 2008, we recorded $1.3 million in taxes payable and $0.5 million in other long-term liabilities in our consolidated balance sheet related to uncertain income tax positions. As required by the FASB’s Interpretation No. 48 or FIN 48 promulgated by the Financial Accounting Standards Boards, or FASB, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2008, we maintained a valuation allowance for deferred tax assets arising from our operations in Taiwan because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of the FASB’s Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” In addition, as of March 31, 2008, we had deferred tax assets, after valuation allowance, totaling $3.3 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenue from sales of our products, sales of our starter and renewal packs and shipping fees. Substantially all of our product and pack sales are made to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any sales taxes. Total deferred revenue consists of revenue received from (i) sales of packs and products shipped but not received by the customers at period end; (ii) one-year magazine subscriptions; (iii) pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack; and (iv) prepaid registration fees from customers planning to attend a future corporate-sponsored event. We recognize deferred revenue from shipped packs and products upon receipt by the customer. We recognize deferred revenue related to future corporate-sponsored events when the event is held. All other deferred revenue is recognized over one year. At March 31, 2008, total deferred revenue was $5.1 million. Although we have no immediate plans to significantly change the contents of our packs or our shipping methods, any such change in the future could result in additional revenue deferrals or cause us to recognize deferred revenue over a longer period of time. For example, if we were to decrease the number of items included in our packs while keeping the sales price of the packs the same, we would have to defer additional revenue and recognize the additional deferred revenue over one year.

We have three different product return policies: (i) a policy for our retail customers, (ii) a policy for our independent members, and (iii) a policy for our independent associates. Retail customers may return any of our products, within 180 days of purchase, to the original independent associate who sold the product, and such associate is required to provide the retail customer with a full cash refund. The independent associate may receive a replacement product by forwarding proof of the refund to us. Independent members may return an order to us within 180 days of the purchase date without membership termination or restocking fees. After 180 days from the date of purchase, the independent member may not receive a refund and is allowed an exchange only, and may, if abuse of the return policy is found, have his or her membership terminated. Independent associates are allowed to return an order within one year of the purchase date upon terminating their associate accounts. If a product is returned unopened and in good salable condition, an independent associate returning the product may receive a full refund. We may also allow an independent associate to receive a full 100% refund for the first 180 days following a product’s purchase. After 180 days from the purchase date, an independent associate may not request a refund, and is allowed an exchange only; however, if abuse of the return policy is found, an independent associate may be terminated.

Historically, sales returns estimates have not materially deviated from actual sales returns. Based upon our return policies, we estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers return their merchandise within the first 90 days after the original sale. Sales returns have averaged 1% or less of our gross sales and for the three months ended March 31, 2008 were comprised of the following (in thousands):

Sales reserve as of December 31, 2007	$572
Provision related to sales made in 2008	98
Provision related to sales made prior to 2008	1,132
Actual returns or credits in 2008 related to 2008	(99)
Actual returns or credits in 2008 related to prior periods	(1,139)

Sales reserve as of March 31, 2008	$564

Accounting for Stock-Based Compensation

We grant stock options to our employees and board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the three months ended March 31, 2008, our assumptions and estimates used for the calculated fair value of stock options granted in 2008 were as follows:

•	average dividend yield between 4.8% and 6.1%;

•	expected average risk-free interest rate between 2.5% and 3.1%;

•	expected market price volatility between 61.9% and 63.8%;

•	expected forfeiture rate of 0%;

•	expected average life of stock options of 4.5 years;

•	calculated fair value of stock options granted during the period of $2.11 to $2.81 per share; and

•	percentage of the calculated fair value of stock options as compared to the exercise price of stock options granted ranging from 35.4% to 37.7%.

Historically, the estimates for our assumptions have not materially deviated from our actual reported results and rates. However, the assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of March 31, 2008, using our current assumptions and estimates, we anticipate recognizing $1.0 million in gross compensation expense through 2011 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but generally ranges between 35% to 69% of the exercise price multiplied by the number of stock options awarded. As of March 31, 2008, we had 34,561 shares available for grant in the future from our previously approved option plans and an additional 1,000,000 shares available for grant from our 2008 Plan, which will be submitted to our shareholders for approval at the 2008 Annual Shareholders’ Meeting to be held on June 18, 2008.

Contingencies and Litigation

Each quarter, we evaluate the need to establish a reserve for any legal claims or assessments. We base our evaluation on our best estimates of the potential liability in such matters. The legal reserve includes an estimated amount for any damages and the probability of losing any threatened legal claims or assessments. The legal reserve is developed in consultation with our general and outside counsel and is based upon a combination of litigation and settlement strategies. Although we believe that our legal reserves and accruals are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. If actual results differ, if circumstances change, or if we experience an unanticipated adverse outcome of any legal action, including any claim or assessment, we would be required to recognize the estimated amount which could reduce net income, earnings per share, and cash flows.

Recent Accounting Pronouncements

SFAS 157 In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. The provisions of SFAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, with the exception of nonfinancial assets and liabilities that are not currently recognized or disclosed at fair value in the financial statements on a recurring basis, for which SFAS 157 is effective for fiscal years beginning after November 15, 2008. Our adoption of SFAS 157 on January 1, 2008 did not have a significant effect on our consolidated financial position, results of operations, or cash flows.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies, which we evaluate and adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards and pronouncements that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, and Germany. In the first quarter of 2008, we began to have exposure to foreign currency exchange rate risk related to our corporate office in Switzerland. The current (spot) rate, weighted-average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2008 were as follows:

Country (foreign currency name)	Low	High	Weighted- Average	Spot
Australia (Dollar)	$0.86140	$0.94310	$0.90493	$0.91780
Canada (Dollar)	$0.96900	$1.02230	$0.99611	$0.97830
Denmark (Krone)	$0.19390	$0.21210	$0.20103	$0.21190
Germany (Euro)	$1.44870	$1.58010	$1.49777	$1.58000
Japan (Yen)	$0.00893	$0.01028	$0.00950	$0.01008
New Zealand (Dollar)	$0.75000	$0.81690	$0.78916	$0.79770
Republic of Korea (Won)	$0.00099	$0.00108	$0.00105	$0.00101
Switzerland (Franc)	$0.88250	$1.01670	$0.93642	$1.00550
Taiwan (Dollar)	$0.03075	$0.03332	$0.03171	$0.03289
United Kingdom (British Pound)	$1.94550	$2.03110	$1.97823	$1.99510

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Securities Class Action Lawsuits

We have been sued in the following three securities class action lawsuits, each of which remained pending at March 31, 2008:

•

First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against us and Mr. Samuel L. Caster, its Chief Executive Officer, on behalf of himself and all others who purchased or otherwise acquired our common stock between August 10, 2004, and May 9, 2005, inclusive, and who were damaged thereby.

•

Second, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against us, Mr. Caster, Mr. Terry L. Persinger, our President and Chief Operating Officer, and Mr. Stephen D. Fenstermacher, our Chief Financial Officer.

•	Third, on September 5, 2005, Mr. Michael Bruce Zeller filed a class action lawsuit against us, Mr. Caster, Mr. Persinger, and Mr. Fenstermacher.

On March 20, 2008, we announced that we had reached a final settlement of the securities class action with the Lead Plaintiffs. This settlement, which is subject to, among other things, preliminary and final Court approval, would resolve all the claims in the litigation. Without admitting any liability or wrongdoing of any kind, we have agreed to authorize payment to the plaintiff class of $11.25 million. This settlement payment would be funded by both us and our insurer.

Because the litigation is a class action, the settlement is subject to the preliminary approval of the Court as well as the Court’s final approval after notice of the terms of the settlement has been provided to all class members. Timing of the approval process is dependent on the Court’s calendar. The settlement class consists of the purchasers of our stock during the period August 10, 2004 through July 30, 2007. Relevant purchasers of our stock have a right to opt out of the class, class members may object to the terms of the settlement, and final consummation of settlement must await the entry of final judgment approving the settlement as fair to all class members. However, such settlements are not uncommonly approved without material modification, and barring any unusual developments, we expect that this approval process will be completed within a four to six month period.

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

On July 12, 2007, Lead Plaintiff for the putative class filed a Second Amended Consolidated Class Action Complaint, which is substantively similar to the Amended Consolidated Class Action Complaint filed on March 22, 2007, and reported in our previous filings with the Securities and Exchange Commission, but expands the class period to July 5, 2007, and adds references to an enforcement lawsuit discussed below, which was filed by the Texas Attorney General against us on July 5, 2007, and the subsequent drop in our stock price.

We filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on August 27, 2007, arguing that the complaint did not meet the heightened pleading standards of the Private Securities Litigation Reform Act. Lead Plaintiffs filed their Opposition Brief on December 20, 2007, and we filed our Reply Brief in Support of its Motion on January 22, 2008.

On April 3, 2008, Lead Plaintiffs filed a Third Amended Consolidated Class Action Complaint, which is substantively similar to the Second Amended Complaint, and which expands the class period to July 30, 2007.

Shareholder Derivative Lawsuits

We have also been sued in the following five purported derivative actions, which remained pending at March 31, 2008:

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

The Gardner action, which was filed on April 25, 2007, and the second Nystrom action, which was filed July 23, 2007, make allegations with regard to our funding of various research projects. Both lawsuits are consistent with demand letters sent on behalf of both shareholders, and noted in our previous filings. The Special Litigation Committee appointed to review these allegations made by Gardner and Nystrom has determined that continuation of the Gardner and Nystrom lawsuits is not in our best interests. A statement consistent with that determination was filed with the Court in each lawsuit on March 14, 2008.

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

Patent Infringement Litigation

We currently have the following two patent infringement suits on file:

Mannatech, Incorporated v. Glycobiotics International, Inc.

On May 9, 2008, a federal court jury in the Northern District of Texas found that Glycoproducts International, Inc., formerly Glycobiotics International, Inc., had committed patent infringement on our U.S. Patent No. 7,157,431. The jury found this infringement was willful, and also ruled in our favor, on all patent validity issues presented to the jury. The jury also found that Glycoproducts International, Inc. had committed trademark infringement related to our Ambrotose® trademark.

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

In December 2007, the Court denied the parties’ cross-motions for partial summary judgment and set the case for trial on May 5, 2008. On April 22, 2008, Glycobiotics filed a motion requesting a two-month continuance of the trial setting. We opposed the motion, which the Court denied on April 25, 2008. We continue to vigorously prosecute the case and believe the likelihood of an unfavorable outcome is remote.

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

Once judgment has issued in the Glycobiotics case, we will evaluate how to proceed with the Techmedica Health matter. We continue to believe the likelihood of an unfavorable outcome is remote, and with no pending counterclaims, our potential loss is limited to an award of the defendants’ court costs.

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

We maintain certain liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by its insurance policies, or our insurance carriers could refuse to cover certain of these claims in whole or in part. We accrue costs to defend ourselves from litigation as it is incurred or as it becomes determinable.

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, we have accrued $4.3 million as of March 31, 2008 for these matters, which is included in accrued expenses on our Consolidated Balance Sheet.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

May 12, 2008	/S/ TERRY L. PERSINGER
Terry L. Persinger Chief Executive Officer and President (principal executive officer)

May 12, 2008	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher Chief Financial Officer and Senior Vice President (principal financial officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Supply Agreement between Mannatech, Incorporated, and Improve U.S.A., Inc., effective June 1, 2008, and executed May 2, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act).	8-K	000-24657	10.1	May 8, 2008
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.