Form 10-Q
period 2008-06-30
MANNATECH INC
filed 2008-08-11
CIK 1056358

June 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

As of July 31, 2008, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,460,788.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$41,180	$47,103
Restricted cash	468	340
Accounts receivable, net of allowance of $669 and $877 in 2008 and 2007, respectively	571	618
Income tax receivable	6,942	2,136
Inventories, net	27,719	23,706
Prepaid expenses and other current assets	5,860	6,053
Deferred income tax assets	5,953	1,789

Total current assets	88,693	81,745
Long-term investments	—	12,950
Property and equipment, net	38,696	42,818
Construction in progress	2,650	1,594
Long-term restricted cash	9,001	11,726
Other assets	1,526	1,470
Long-term deferred income tax assets	400	151

Total assets	$140,966	$152,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$112	$110
Accounts payable	4,224	3,637
Accrued expenses	38,463	30,315
Commissions and incentives payable	11,657	11,139
Taxes payable	2,237	6,198
Deferred revenue	3,911	4,769

Total current liabilities	60,604	56,168
Capital leases, excluding current portion	204	261
Long-term royalty liability	2,229	2,440
Long-term deferred income tax liabilities	6,538	5,165
Other long-term liabilities	1,789	1,565

Total liabilities	71,364	65,599
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,667,882 shares issued and 26,460,788 shares outstanding in 2008 and 2007	3	3
Additional paid-in capital	40,580	40,146
Retained earnings	45,038	62,620
Accumulated other comprehensive loss	(1,228)	(1,123)

	84,393	101,646
Less treasury stock, at cost, 1,207,094 shares in 2008 and 2007	(14,791)	(14,791)

Total shareholders’ equity	69,602	86,855

Total liabilities and shareholders’ equity	$140,966	$152,454

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales	$86,781	$111,710	$178,232	$216,542
Cost of sales	13,046	16,003	25,909	30,696
Commissions and incentives	41,368	52,273	83,860	99,226

	54,414	68,276	109,769	129,922

Gross profit	32,367	43,434	68,463	86,620

Operating expenses:
Selling and administrative	21,850	22,270	44,596	41,989
Depreciation and amortization	2,991	2,866	6,053	4,331
Other operating	24,010	16,454	38,037	28,635

Total operating expenses	48,851	41,590	88,686	74,955

Income (loss) from operations	(16,484)	1,844	(20,223)	11,665
Interest income	393	642	953	1,288
Other income (expense), net	(775)	139	(403)	103

Income (loss) before income taxes	(16,866)	2,625	(19,673)	13,056
(Provision) benefit for income taxes	6,339	(1,098)	6,854	(4,640)

Net income (loss)	($10,527)	$1,527	($12,819)	$8,416

Earnings (loss) per share:
Basic	($0.40)	$0.06	($0.48)	$0.32

Diluted	($0.40)	$0.06	($0.48)	$0.31

Weighted-average common shares outstanding:
Basic	26,461	26,433	26,461	26,425

Diluted	26,461	26,983	26,461	26,985

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

(in thousands, except per share information)

	Common Stock Outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Shares	Par value				Shares	Amounts
Balance at December 31, 2006	26,410	$3	$38,941	$66,393	($1,749)	1,207	($14,791)	$88,797
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	—	—	—	(845)	—	—	—	(845)
Tax benefit from exercise of stock options	—	—	41	—	—	—	—	41
Proceeds from stock options exercised	41	—	121	—	—	—	—	121
Charge related to stock-based compensation	—	—	592	—	—	—	—	592
Charge related to stock warrants	—	—	15	—	—	—	—	15
Declared dividends of $0.18 per common share	—	—	—	(4,759)	—	—	—	(4,759)
Components of comprehensive income:
Foreign currency translations	—	—	—	—	(352)	—	—	(352)
Unrealized gain from investments classified as available-for-sale, net of tax of $1	—	—	—	—	1	—	—	1
Net income	—	—	—	8,416	—	—	—	8,416

Total comprehensive income								8,065

Balance at June 30, 2007	26,451	$3	$39,710	$69,205	($2,100)	1,207	($14,791)	$92,027

	Common Stock Outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Shares	Par value				Shares	Amounts
Balance at December 31, 2007	26,461	$3	$40,146	$62,620	($1,123)	1,207	($14,791)	$86,855
Charge related to stock-based compensation	—	—	434	—	—	—	—	434
Declared dividends of $0.18 per common share	—	—	—	(4,763)	—	—	—	(4,763)
Components of comprehensive loss:
Foreign currency translations	—	—	—	—	(105)	—	—	(105)
Net loss	—	—	—	(12,819)	—	—	—	(12,819)

Total comprehensive loss								(12,924)

Balance at June 30, 2008	26,461	$3	$40,580	$45,038	($1,228)	1,207	($14,791)	$69,602

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED ALL SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($12,819)	$8,416
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,053	4,331
Provision for doubtful accounts	(208)	400
Provision for inventory losses	914	226
Loss on disposal of assets	464	1
Accounting charge related to stock-based compensation	434	607
Deferred income taxes	(3,019)	1,249
Changes in operating assets and liabilities:
Accounts receivable	262	(457)
Income tax receivable	(4,806)	775
Inventories	(5,144)	1,388
Prepaid expenses and other current assets	173	(2,961)
Other assets	(83)	101
Accounts payable	587	456
Accrued expenses and taxes payable	4,425	(8,524)
Commissions and incentives payable	586	(265)
Deferred revenue	(850)	380

Net cash provided by (used in) operating activities	(13,031)	6,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,539)	(9,291)
Sale of investments	20,350	—
Purchase of investments	(7,400)	—
Change in restricted cash	1,533	(1,786)

Net cash provided by (used in) investing activities	10,944	(11,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	—	41
Payment of cash dividends	(4,763)	(2,378)
Proceeds from stock options exercised	—	121
Repayment of capital lease obligations	(55)	(56)

Net cash used in financing activities	(4,818)	(2,272)

Effect of exchange rate changes on cash and cash equivalents	982	(286)

Net decrease in cash and cash equivalents	(5,923)	(7,512)
Cash and cash equivalents at the beginning of period	47,103	45,701

Cash and cash equivalents at the end of period	$41,180	$38,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,537	$4,254
Interest paid on capital leases	$9	$11

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Declaration of dividends, paid in July 2007	$—	$2,381

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated, located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. Mannatech, Incorporated (together with its subsidiaries, the “Company”) develops, markets, and sells high-quality, proprietary nutritional supplements, skin care and topical products, and weight-management products that are sold primarily to independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, and South Africa.

Independent associates (“associates”) purchase the Company’s products at published wholesale prices for sale to retail customers or personal consumption. Members (“members”) purchase the Company’s products at a discount from published retail prices primarily for personal consumption. The Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery, other than usual and customary product warranties and returns. Only independent associates are eligible to earn commissions and incentives.

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

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that could affect its reported amounts of assets, liabilities, revenues, and expenses during the reporting periods, as well as disclosures about its contingent assets and liabilities. Significant estimates for the Company include inventory obsolescence, deferred revenues, sales returns, fixed assets’ useful lives, and a valuation allowance for deferred tax assets. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including credit card receivables, with original maturities of three months or less to be cash equivalents. As of June 30, 2008 and December 31, 2007, the Company included in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are generally received within 24 to 72 hours. As of June 30, 2008 and December 31, 2007, credit card receivables were $3.1 million and $2.6 million, respectively. Additionally, as of June 30, 2008 and December 31, 2007, cash and cash equivalents held in bank accounts in foreign countries totaled $25.1 million and $40.6 million, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash

The Company is required to restrict cash related to direct selling insurance premiums and credit card sales in the Republic of Korea, which, as of June 30, 2008 and December 31, 2007, was $8.7 million and $11.5 million, respectively. In addition, the Company is required to restrict cash related to its Canada operations, which, as of June 30, 2008 and December 31, 2007, was $0.4 million and $0.3 million, respectively. The Company also restricts cash in a term deposit in an Australian bank, amounting to $0.2 million, as collateral for its Australian building lease. The restricted term deposit is expected to be renewed through August 2013, when the Australian building lease expires.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2008 and December 31, 2007, accounts receivable consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due, and writes-off receivables when they become uncollectible. As of June 30, 2008 and December 31, 2007, the Company held an allowance for doubtful accounts of $0.7 million and $0.9 million, respectively. In addition, as of June 30, 2008 and December 31, 2007, accounts receivable included a receivable due from MannaRelief, a related party, of $0.1 million.

Inventories

Inventories consist of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost (on a weighted-average basis) or market. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2008 and December 31, 2007, other assets primarily consisted of deposits for building leases in various locations totaling $1.5 million.

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

Long-Term Royalty Liability

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of June 30, 2008, the Company’s long-term liability related to this royalty agreement was $2.6 million, of which $0.4 million was currently due and included in accrued expenses. As of December 31, 2007, the Company’s long-term liability related to this royalty agreement was $2.9 million, of which $0.5 million was currently due and included in accrued expenses.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Long-Term Liabilities

The Company maintains operating leases for its regional office facilities located in the United Kingdom, Japan, the Republic of Korea, and Taiwan. As of June 30, 2008 and December 31, 2007, accrued restoration costs related to these leases amounted to $0.4 million. As of June 30, 2008 and December 31, 2007, the Company also recorded a long-term liability for an estimated defined benefit obligation related to a deferred benefit plan for its Japan operations of $0.6 million and $0.5 million, respectively.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income and foreign currency translation adjustments from its Japan, Republic of Korea, and Taiwan operations.

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

	June 30, 2008	December 31, 2007
	(in thousands)
Revenue related to undelivered packs and products	$3,731	$4,406
Revenue related to a one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	108	141
Revenue related to future corporate-sponsored events	72	222

Total deferred revenue	$3,911	$4,769

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $3.8 million and $5.4 million for the three months ended June 30, 2008 and 2007, respectively, and $7.9 million and $9.8 million for the six months ended June 30, 2008 and 2007, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2    INVESTMENTS

The Company classifies its investments as available-for-sale. As of June 30, 2008, the Company had no investments. As of December 31, 2007, the Company’s investments consisted of the following:

	December 31, 2007
	Amortized cost	Net unrealized gain (loss)	Fair value
	(in thousands)
City, state, or federal agency backed obligations	$12,950	$—	$12,950

Total investments, classified as long-term	$12,950	$—	$12,950

NOTE 3    INVENTORIES

Inventories consist of raw materials, work in progress, and finished goods, including sales aids. Work in progress includes raw materials shipped to a third-party manufacturer for processing into certain finished goods. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at June 30, 2008 and December 31, 2007, consisted of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$10,366	$8,846
Work in progress	—	134
Finished goods, less inventory reserves for obsolescence of $768 in 2008 and $526 in 2007	17,353	14,726

	$27,719	$23,706

NOTE 4    INCOME TAXES

For the three-months and six-months ended June 30, 2008, the Company’s effective tax rate was 37.6% and 34.8%, respectively. This is an increase in the Company’s effective tax rate from 18.4% for the three-months ended March 31, 2008, due to a change in management’s estimates concerning anticipated annual operating results, including the mix of income between tax jurisdictions, and additional legal expense accruals made during the current quarter.

NOTE 5    SHAREHOLDERS’ EQUITY

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, up to 5%, or approximately 1.3 million shares, of its outstanding common stock. On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by the Board of Directors. During the six months ended June 30, 2008, the Company did not repurchase any of its shares. As of June 30, 2008, the Company had repurchased the following number of shares of its common stock in the open market:

Date purchased	Common shares purchased	Approximate cost	Average price paid per share
May 2005	190,850	$3.0 million	$15.71
September 2005	182,626	2.0 million	$10.95
October 2005	207,023	2.0 million	$9.66
May 2006	73,955	1.0 million	$13.52
June 2006	253,289	3.0 million	$11.84
July 2006	144,840	2.0 million	$13.81
August 2006	68,861	1.0 million	$14.52

Total	1,121,444	$14.0 million	$12.48

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2008, the maximum number of shares available for repurchase under the June 2004 plan, previously approved by the Company’s Board of Directors, was 196,124. The Company is also authorized to purchase up to $20 million of its outstanding common stock in the open market under its August 2006 program.

Earnings Per Share

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended June 30, 2008 and 2007. As of June 30, 2008, approximately 1.5 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using a weighted-average close price of $6.47 per share, as their effect was antidilutive. As of June 30, 2007, 218,806 shares of the Company’s common stock subject to options were excluded from its diluted EPS calculations using a weighted-average close price of $14.71 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts, for the three-months ended June 30:

	2008			2007
	Net Loss (numerator)	Shares (denominator)	Per share amount	Net Income (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net income (loss) available to common shareholders	($10,527)	26,461	($0.40)	$1,527	26,433	$0.06
Effect of dilutive securities:
Stock options	—	—	—	—	443	—
Warrants	—	—	—	—	107	—

Diluted EPS:
Net income (loss) available to common shareholders plus assumed conversions	($10,527)	26,461	($0.40)	$1,527	26,983	$0.06

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the six months ended June 30, 2008 and 2007. As of June 30, 2008, approximately 1.4 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using a weighted-average close price of $6.57 per share, as their effect was antidilutive. As of June 30, 2007, 208,806 shares of the Company’s common stock subject to options were excluded from its diluted EPS calculations using a weighted-average close price of $14.95 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts, for the six-months ended June 30:

	2008			2007
	Net Loss (numerator)	Shares (denominator)	Per share amount	Net Income (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net income (loss) available to common shareholders	($12,819)	26,461	($0.48)	$8,416	26,425	$0.32
Effect of dilutive securities:
Stock options	—	—	—	—	453	(0.01)
Warrants	—	—	—	—	107	—

Diluted EPS:
Net income (loss) available to common shareholders plus assumed conversions	($12,819)	26,461	($0.48)	$8,416	26,985	$0.31

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6    STOCK-BASED COMPENSATION

In February 2008, the Company’s Board of Directors approved its 2008 Stock Incentive Plan (“the 2008 Plan”), which reserves, for issuance of stock options and restricted stock to its employees, board members, and consultants, up to 1,000,000 shares of its common stock plus any shares reserved under the Company’s existing, unexpired stock plans for which options have not been issued, and any shares underlying outstanding options under the existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at its 2008 Annual Shareholders’ Meeting held on June 18, 2008.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. For the three months ended June 30, 2008 and 2007, the Company granted 271,095 and 20,000 stock options, respectively. For the six months ended June 30, 2008 and 2007, the Company granted 346,095 and 56,000 stock options, respectively. The fair values of stock options granted during the six months ended June 30, 2008 ranged from $2.06 to $2.81 per share. During the six months ended June 30, 2007 the fair value ranged from $7.49 to $7.76 per share. The Company recognized compensation expense as follows for the three and six months ended June 30:

	Three months		Six months
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Total gross compensation expense	$201	$283	$412	$592
Total tax benefit associated with compensation expense	44	106	84	222

Total net compensation expense	$157	$177	$328	$370

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2008, the Company expects to record compensation expense in the future as follows:

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
	(in thousands)
For the six months ending December 31, 2008	$338	$61	$277
For the year ending December 31, 2009	446	64	382
For the year ending December 31, 2010	200	20	180
For the year ending December 31, 2011	41	6	35

	$1,025	$151	$874

NOTE 7    TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Agreement with J. Stanley Fredrick

In November 2003, the Company entered into a Lock-Up Agreement whereby the Company pays Mr. J. Stanley Fredrick, the Company’s Lead Director on its Board of Directors and a major shareholder, $185,000 per year for his agreement not to sell or transfer his shares to an outside party unless approved by the Company’s Board of Directors. As of June 30, 2008, Mr. Fredrick beneficially owned 3,150,000 shares of the Company’s common stock.

Clinical Studies with St. George’s Hospital

St. George’s Hospital & Medical School in London, England employs Dr. John Axford, a former director of the Company, who resigned from the Company’s Board of Directors effective September 6, 2007. Dr. Axford served as the principal investigator in the Company’s funded clinical trials for St. George’s Hospital & Medical School.

In January 2007, the Company entered into an agreement with St. George’s Hospital & Medical School totaling $0.5 million to help fund a three-year clinical trial called “Ambrotose® Dosing and Optimization Studies.” Dr. Axford serves as principal investigator for this clinical trial. As of June 30, 2008 and December 31, 2007, the Company had made payments of $0.3 million to the study and recorded an additional $0.2 million in accrued liabilities.

Transactions involving MannaRelief Ministries

Mr. Samuel Caster, the Company’s Chairman of the Board and former Chief Executive Officer, founded MannaRelief Ministries in 1999 and served as its Chairman from 1999 through August 2007. MannaRelief is a 501(c)(3) charitable organization that provides charitable services for children. Donald Herndon, the Company’s Vice President of Field Services, also served on MannaRelief’s board of directors through August 2007. Mr. Herndon is the brother-in-law of Mr. Caster and the brother-in-law of Terry L. Persinger, formerly the Company’s Chief Executive Officer and President and a former member of the Company’s Board of Directors. Mr. Persinger resigned as Chief Executive Officer and President on June 16, 2008, and resigned from the Company’s board of directors effective June 19, 2008.

Historically, the Company has made cash donations to MannaRelief, sold products to MannaRelief at cost plus shipping and handling charges, and shipped products purchased by MannaRelief to its chosen recipients. In addition, certain Company employees and consultants periodically volunteer to work or host various fundraising projects and events for MannaRelief at no cost to MannaRelief. The Company has made cash donations and sold products to MannaRelief, at cost plus shipping and handling, as follows for the three and six months ended June 30:

	Three months		Six months
	2008	2007	2008	2007
Sold Products	$0.2 million	$0.2 million	$0.4 million	$0.4 million
Cash Donations	$0.1 million	$0.2 million	$0.3 million	$0.4 million

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain Transactions with Ray Robbins

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds positions in the Company’s associate global downline network-marketing system. For the three months ended June 30, 2008 and 2007, the Company paid associate commissions and incentives to Mr. Robbins as a result of his associate positions totaling $1.0 million and $0.9 million, respectively. For the six months ended June 30, 2008 and 2007, the Company paid commissions and incentives to Mr. Robbins as a result of his associate positions totaling $1.8 million. In addition, several of Mr. Robbins’ family members are independent associates and were paid associate commissions and earned incentives of approximately $0.2 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.3 million for the six months ended June 30, 2008 and 2007. All commissions and incentives paid to Mr. Robbins and his family members were paid in accordance with the Company’s global associate career and compensation plan.

NOTE 8    LITIGATION

Securities Class Action Lawsuits

The Company has been sued in the following three securities class action lawsuits, each of which remained pending at June 30, 2008:

•

First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against the Company and Mr. Samuel L. Caster, the Company’s Chief Executive Officer on such date, on behalf of himself and all others who purchased or otherwise acquired our common stock between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby.

•

Second, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against the Company, Mr. Caster, Mr. Terry L. Persinger, the Company’s President and Chief Operating Officer on such date, and Mr. Stephen D. Fenstermacher, the Company’s Chief Financial Officer.

•	Third, on September 5, 2005, Mr. Michael Bruce Zeller filed a class action lawsuit against the Company, Mr. Caster, Mr. Persinger, and Mr. Fenstermacher.

These three lawsuits were initially filed and consolidated in the United States District of New Mexico. On January 29, 2007, the consolidated action was transferred to the United States District Court for the Northern District of Texas, Dallas Division, and on March 29, 2007, upon joint motion of the parties, was transferred to the docket of United States District Judge Ed Kinkeade. The Mannatech Group, consisting of Mr. Austin Chang, Ms. Naomi Kuperman (f/k/a Naomi S. Miller), Mr. John Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, has been appointed as lead plaintiffs, Coughlin Stoia Geller Rudman & Robbins LLP has been appointed as lead counsel, and Provost Umphrey LLP has been appointed local counsel for the putative class.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Formal mediation was conducted before Judge Daniel Weinstein in California on November 20, 2007, involving the Company, the individual Defendants in all pending securities and derivative lawsuits, and counsel for plaintiffs in both the securities class action and the various derivative actions. Informal discussions between the parties and Judge Weinstein continued thereafter.

On March 20, 2008 the Company announced that it had reached a final settlement of the securities class action with the Lead Plaintiffs. This settlement, which is subject to, among other things, preliminary and final Court approval, would resolve all the claims in the litigation. Without admitting any liability or wrongdoing of any kind, the Company agreed to authorize payment to the plaintiff class of $11.25 million. The Company will pay $2.27 million in cash as part of the settlement, and the remainder will be funded by the Company’s insurer. The Company and Lead Plaintiffs’ counsel are continuing to negotiate final settlement terms and documents.

On April 3, 2008, Lead Plaintiffs filed a Third Amended Consolidated Class Action Complaint, which is substantively similar to the Second Amended Complaint, and which expands the class period to July 30, 2007.

Because the litigation is a class action, the settlement is subject to the preliminary approval of the Court as well as the Court’s final approval after notice of the terms of the settlement has been provided to all class members. Timing of the approval process is dependent on the Court’s calendar. The settlement class consists of the purchasers of the Company’s stock during the period August 10, 2004 through July 30, 2007. Relevant purchasers of Company stock have a right to opt out of the class, class members may object to the terms of the settlement, and final consummation of settlement must await the entry of final judgment approving the settlement as fair to all class members. In the event final judgment approving the settlement is not rendered, the Company intends to work with its experienced securities litigation counsel to vigorously defend itself and its officers and directors.

Shareholder Derivative Lawsuits

The Company has also been sued in the following five purported derivative actions, which remained pending at June 30, 2008:

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On June 13, 2008 the Company announced that it had reached a final settlement with all derivative plaintiffs. This settlement, which is subject to among other things preliminary and final Court approval, would resolve all the claims in each of the five pending derivative lawsuits. Without admitting any liability or wrongdoing of any kind, the Company have implemented, or agreed to implement certain corporate governance changes. It also agreed to cover the derivative plaintiffs’ counsels’ fees and expenses up to a sum of $850,000. This settlement payment would be funded by the Company’s insurer. The Company and derivative plaintiffs’ counsel are continuing to negotiate final settlement terms and documents.

Because these are derivative lawsuits, purportedly brought in the best interests of the Company, the settlement is subject to the preliminary approval of the Court as well as the Court’s final approval after notice of the terms of the settlement has been provided to all current shareholders, who include all shareholders holding Mannatech stock from August 10, 2004 through the present. Timing of the approval process is dependent on the Court’s calendar. Current shareholders will have the right to object to the settlement in writing to the Court once the Court has set a hearing for final approval. In the event the Court does not approve the settlement, the Company intends to work with its experienced securities litigation counsel to vigorously defend itself and its officers and directors.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Patent Infringement Litigation

The Company currently has the following two patent infringement suits on file:

Mannatech, Incorporated v. Glycobiotics International, Inc.

On July 9, 2008, Magistrate Judge Jeff Kaplan in the U.S. Districut Court for the Northern District of Texas, Dallas Division, issued a Memorandum Opinion finding that Glycoproducts International Inc. (formerly Glycobiotics) infringed both Company patents at issue in the Glycoproducts case (U.S. Patent No. 6,929,807 and U.S. Patent No. 7,157,431). A federal court jury had previously found on May 9, 2008 that Glycoproducts had committed patent infringement on the Company’s U.S. Patent No. 7,157,431. The jury found this infringement was willful, and also ruled in the Company’s favor, on all patent validity issues presented to the jury. The jury also found that Glycoproducts had committed trademark infringement related to the Company’s Ambrotose® trademark. The July 9, 2008 and May 9, 2008 rulings resolve all issues in this case, resulting in the Company winning on all patent and trademark infringement claims brought against Glycoproducts. On August 1, 2008, the Company filed a motion seeking to recover its attorneys’ fees and court costs and intends to vigorously prosecute such motion.

Mannatech Incorporated v. K.Y.C. Inc. d/b/a Techmedica Health Inc.

On May 5, 2006, the Company filed a patent infringement lawsuit against Techmedica Health™ Inc., or Techmedica, for alleged infringement of its utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. The Original Complaint sought to stop Techmedica from manufacturing, offering, and selling its infringing glyconutritional product marketed under the brand name “Nutratose.” The Original Complaint also alleged claims for unfair competition and business disparagement because of false and misleading statements made by Techmedica in connection with its marketing and sale of Nutratose.

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

On July 8, 2008, the parties filed a Joint Status Report in which they advised the Court of the jury verdict in the Glycobiotics case. On July 30, 2008 Mannatech filed a motion to lift the stay of proceedings, which the Court granted the following day. Now that the stay is lifted, Mannatech intends to vigorously prosecute its claims against Techmedica.

eBrains Litigation

The Company hired Follow the System Marketing, Inc., and its two business partners, eBrains, Inc. and Loose Foot Computing Limited, LFC, to develop a new and improved version of Success Tracker, an online business management tool for the Company’s sales associates, that incorporates the major business management, prospecting, and communications functions in one standardized system.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 14, 2008, the Company filed a breach of contract claim against the three companies for their failure to timely fulfill their contractual obligations in providing technology development and support, marketing communication, and application licensing services for the new customized system. The Company seeks a refund of the $150,000 advance paid the Defendants, declaratory relief that the Defendants are not entitled to damages for termination of the contract, and attorney fees and other appropriate costs.

The Defendants waived service of summons. On May 20, 2008, Defendant Follow the System Marketing, Inc. filed an answer and asserted a counterclaim for breach of contract against the Company. Follow the System Marketing, Inc. claims that the Company did not fulfill its contractual obligations by providing the collaboration required by the contract to customize the Success Tracker program. Follow the System Marketing, Inc. seeks an undisclosed amount in damages due to the Company’s alleged breach of contract.

On May 20, 2008, Defendants eBrains, Inc. and Loose Foot Computing Limited, LFC responded to the Complaint by filing a motion to dismiss claiming that they were not parties to the contract between the Company and Follow the System Marketing, Inc. On June 24, 2008, Mannatech and eBrains, Inc. and Loose Foot Computing Limited, LFC entered into a settlement agreement releasing all claims against each other, and on June 26, 2008, an Agreed Order of Dismissal was entered with the Court.

The Court has not yet entered a scheduling order with respect to the claims the Company has against Follow the System Marketing, Inc., but the Company anticipates that the Court will enter one soon. The Company intends to vigorously prosecute the case against Follow the System Marketing, Inc. as well as defend the counterclaims asserted against it.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, the Company has accrued $15.4 million as of June 30, 2008 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

NOTE 9    RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157 In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). The provisions of SFAS 157 define

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company aggregates all of its operating units because it operates as a single reportable segment as a seller of nutritional supplements and skin care products through its network-marketing distribution channels operating in eleven countries. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins.

The Company operates in seven physical locations and sells products in eleven different countries around the world. The seven physical locations are the United States, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea, and Taiwan. Each of the Company’s physical locations service different geographical areas. The United States location processes orders for the United States, Canada, and South Africa; however, products and packs sold in Canada are shipped through a third-party distribution facility located in Canada. The Company’s Australian office processes orders for both Australia and New Zealand, and the orders are shipped for Australia and New Zealand through a third-party distribution facility located in Australia. The Company’s United Kingdom office processes and ships orders for the United Kingdom, Denmark, and Germany. The Company’s Switzerland office manages the day to day business needs of certain non-North American markets and coordinates global expansion.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated net sales shipped to customers in these locations, along with pack and product information for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three months				Six months
	2008		2007		2008		2007
	(in millions, except percentages)
United States	$45.4	52.3%	$67.7	60.6%	$97.3	54.6%	$136.3	63.0%
Canada	6.2	7.1%	8.0	7.2%	12.2	6.8%	14.6	6.8%
Australia	7.0	8.1%	7.7	6.9%	14.4	8.1%	15.0	6.9%
United Kingdom	1.2	1.4%	1.6	1.4%	2.6	1.5%	3.3	1.5%
Japan	11.7	13.5%	11.4	10.1%	23.1	13.0%	21.1	9.7%
New Zealand	1.4	1.6%	1.9	1.7%	2.9	1.6%	3.8	1.7%
Republic of Korea	9.8	11.3%	10.4	9.3%	19.1	10.7%	16.7	7.7%
Taiwan	1.4	1.6%	1.4	1.3%	2.5	1.4%	2.5	1.2%
Denmark	0.3	0.3%	0.4	0.4%	0.6	0.3%	0.9	0.4%
Germany	1.0	1.2%	1.2	1.1%	2.1	1.2%	2.3	1.1%
South Africa	1.4	1.6%	—	—	1.4	0.8%	—	—

Totals	$86.8	100%	$111.7	100%	$178.2	100%	$216.5	100%

	Three months		Six months
	2008	2007	2008	2007*
	(in millions)		(in millions)
Consolidated product sales	$66.1	$82.8	$138.6	$160.4
Consolidated pack sales	17.5	25.1	32.3	45.5
Consolidated other, including freight	3.2	3.8	7.3	10.6

Consolidated total net sales	$86.8	$111.7	$178.2	$216.5

*	In April 2007, the Company began operating its new Enterprise Resource Planning (“ERP”) System, which allowed it to separately quantify deferred revenue associated with sales of packs and products that were shipped but not yet received by customers. As a result, in April 2007, the Company began recording deferred revenue related to packs with pack sales and deferred revenue associated with products with product sales. For the three months ended March 31, 2007, other sales included $1.9 million related to the change in deferred revenue for packs and products shipped but not yet received by customers, rather than in the applicable pack or product sales category.

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, reside in the following countries, as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Australia	$0.3	$0.3
Japan	0.2	0.2
Republic of Korea	1.0	1.0
Switzerland	—	—
Taiwan	0.1	0.1
United Kingdom	0.2	0.3
United States	39.5	42.5

Total long-lived assets	$41.3	$44.4

NOTE 11    SUBSEQUENT EVENT

In July 2008, the Company eliminated approximately 60 positions, or roughly 15% of its U.S. workforce in an effort to reduce expenses to reposition the Company for improved profitability. In connection with the reduction in the Company’s work force, the Company accrued approximately $1.0 million for the period ended June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and six months ended June 30, 2008 as compared to the same period in 2007. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

Company Overview

We develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany and South Africa. New Zealand is serviced by our Australia office and Denmark and Germany are serviced by our United Kingdom office. Canada and South Africa are serviced by our United States office. Our Australia, Japan, and United Kingdom subsidiaries each operate as limited-risk service providers for Mannatech Swiss International, an entity organized and existing under the laws of Switzerland, which we refer to in this report as Mannatech Switzerland. Mannatech Switzerland owns all of the sales and inventories and accrues all commissions and cost of sales for New Zealand, Australia, the United Kingdom, Japan, Germany, and South Africa. Mannatech Switzerland pays the limited-risk service providers a management fee for processing and shipping orders in Australia, New Zealand, the United Kingdom, Japan, and Germany.

We operate as a single business segment and primarily sell our products through a network of approximately 554,000 independent associates and members who have purchased our products or packs within the last 12 months, which we refer to as current independent associates and members. We operate as a seller of nutritional supplements through our network marketing distribution channels operating in eleven different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and by products. Each of our subsidiaries sells the same types of products and possesses similar economic characteristics, such as selling prices and gross margins.

Net sales decreased by 22.3% and 17.7%, respectively, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. Our gross margin was approximately 38% of net sales.

Because we sell our products through network-marketing distribution channels, the opportunities and challenges that affect us most are: recruitment and retention of independent associates and members, entry into new markets and growth of existing markets, niche market development, new product introduction, and investment in our infrastructure.

During 2007 and 2008, we were subject to certain negative publicity resulting from heightened litigation activities. See Note 8 (“Litigation”) to the consolidated financial statements included in this report for a detailed discussion of such legal proceedings.

In order to reward our independent associates for their business building successes, we modified our global associate career and compensation plan by increasing opportunities for certain qualified independent associates to earn additional bonuses, including matching bonuses for enrollers. These changes became effective for all countries except Taiwan and Korea in the business period beginning March 22, 2008. The changes became effective for Taiwan in the business period beginning May 17, 2008 and for Korea in the business period beginning June 14, 2008. In order to fund the new bonus pools, we reduced the payout on global automatic orders.

In March 2008, we introduced to our independent associates our new global sales platform, called Ready, Set, Go-Give, and launched our new sales kit in the United States designed to assist our independent associates in their business-building efforts. Also in March 2008, we launched Bounce-Back™, an all natural product that supports recovery after physical activity or over-exertion, in the United States.

In July 2008, we eliminated approximately 60 positions, or roughly 15% of our U.S. workforce in an effort to reduce expenses to reposition us for improved profitability. In connection with our reduction in workforce, we accrued approximately $1.0 million for the period ended June 30, 2008.

Results of Operations

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2008 and 2007.

	2008		2007		Change from 2008 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	(in thousands, except percentages)
Net sales	$86,781	100%	$111,710	100%	($24,929)	(22.3%)
Cost of sales	13,046	15.0%	16,003	14.3%	(2,957)	(18.5%)
Commissions and incentives	41,368	47.7%	52,273	46.8%	(10,905)	(20.9%)

	54,414	62.7%	68,276	61.1%	(13,862)	(20.3%)

Gross profit	32,367	37.3%	43,434	38.9%	(11,067)	(25.5%)
Operating expenses:
Selling and administrative	21,850	25.2%	22,270	19.9%	(420)	(1.9%)
Depreciation and amortization	2,991	3.4%	2,866	2.6%	125	4.4%
Other operating	24,010	27.7%	16,454	14.7%	7,556	45.9%

Total operating expenses	48,851	56.3%	41,590	37.2%	7,261	17.5%

Income (loss) from operations	(16,484)	(19.0%)	1,844	1.7%	(18,328)	(993.9%)
Interest income	393	0.5%	642	0.6%	(249)	(38.8%)
Other income (expense), net	(775)	(0.9%)	139	0.1%	(914)	(657.6%)

Income (loss) before income taxes	(16,866)	(19.4%)	2,625	2.4%	(19,491)	(742.5%)
(Provision) benefit for income taxes	6,339	7.3%	(1,098)	(1.0%)	7,437	677.3%

Net income (loss)	($10,527)	(12.1%)	$1,527	1.4%	($12,054)	(789.4%)

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2008 and 2007.

	2008		2007		Change from 2008 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	( in thousands, except percentages)
Net sales	$178,232	100%	$216,542	100%	($38,310)	(17.7%)
Cost of sales	25,909	14.5%	30,696	14.2%	(4,787)	(15.6%)
Commissions and incentives	83,860	47.1%	99,226	45.8%	(15,366)	(15.5%)

	109,769	61.6%	129,922	60.0%	(20,153)	(15.5%)

Gross profit	68,463	38.4%	86,620	40.0%	(18,157)	(21.0%)
Operating expenses:
Selling and administrative	44,596	25.0%	41,989	19.4%	2,607	6.2%
Depreciation and amortization	6,053	3.4%	4,331	2.0%	1,722	39.8%
Other operating	38,037	21.3%	28,635	13.2%	9,402	32.8%

Total operating expenses	88,686	49.7%	74,955	34.6%	13,731	18.3%

Income (loss) from operations	(20,223)	(11.3%)	11,665	5.4%	(31,888)	(273.4%)
Interest income	953	0.5%	1,288	0.6%	(335)	(26.0%)
Other income (expense), net	(403)	(0.2%)	103	0.0%	(506)	(491.3%)

Income (loss) before income taxes	(19,673)	(11.0%)	13,056	6.0%	(32,729)	(250.7%)
(Provision) benefit for income taxes	6,854	3.8%	(4,640)	(2.1%)	11,494	247.7%

Net income (loss)	($12,819)	(7.2%)	$8,416	3.9%	($21,235)	(252.3%)

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales shipped to customers by location for the three months ended June 30, 2008 and 2007 were as follows:

	2008		2007
	(In millions, except percentages)
United States	$45.4	52.3%	$67.7	60.6%
Canada	6.2	7.1%	8.0	7.2%
Australia	7.0	8.1%	7.7	6.9%
United Kingdom	1.2	1.4%	1.6	1.4%
Japan	11.7	13.5%	11.4	10.1%
New Zealand	1.4	1.6%	1.9	1.7%
Republic of Korea	9.8	11.3%	10.4	9.3%
Taiwan	1.4	1.6%	1.4	1.3%
Denmark	0.3	0.3%	0.4	0.4%
Germany	1.0	1.2%	1.2	1.1%
South Africa	1.4	1.6%	—	—

Totals	$86.8	100%	$111.7	100%

Consolidated net sales shipped to customers by location for the six months ended June 30, 2008 and 2007 were as follows:

	2008		2007
	(In millions, except percentages)
United States	$97.3	54.6%	$136.3	63.0%
Canada	12.2	6.8%	14.6	6.8%
Australia	14.4	8.1%	15.0	6.9%
United Kingdom	2.6	1.5%	3.3	1.5%
Japan	23.1	13.0%	21.1	9.7%
New Zealand	2.9	1.6%	3.8	1.7%
Republic of Korea	19.1	10.7%	16.7	7.7%
Taiwan	2.5	1.4%	2.5	1.2%
Denmark	0.6	0.3%	0.9	0.4%
Germany	2.1	1.2%	2.3	1.1%
South Africa	1.4	0.8%	—	—

Totals	$178.2	100%	$216.5	100%

Net Sales

For the three and six months ended June 30, 2008, our operations outside of the United States accounted for approximately 47.7% and 45.4%, respectively, of our consolidated net sales, whereas in the same period in 2007, our operations outside of the United States accounted for approximately 39.4% and 37.0%, respectively, of our consolidated net sales.

Consolidated net sales for the three months ended June 30, 2008 decreased by $24.9 million, or 22.3%, as compared to the same period in 2007. The opening of business in South Africa during the quarter increased sales by $1.4 million. This increase was offset by declines in international and domestic sales, caused by independent associate and member concerns about certain negative publicity, as well as economic conditions.

Consolidated net sales for the six months ended June 30, 2008 decreased by $38.3 million, or 17.7%, as compared to the same period in 2007. The opening of business in South Africa during 2008 increased sales by $1.4 million. Additionally, the South Korean and Japanese markets produced sales increases of $4.5 million. These increases were offset by declines in other international and domestic sales, caused by independent associate and member concerns related to certain negative publicity, as well as economic conditions.

Overall, the appreciation of foreign currencies had approximately a $1.8 million favorable impact on net sales for the three months ended June 30, 2008 and a $4.3 million favorable impact on net sales for the six months ended June 30, 2008.

Our total sales and sales mix may be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity; and

•	changes in our commissions and incentives programs.

Our sales mix for the three and six months ended June 30, was as follows:

	Three Months				Six Months
			Change				Change
	2008	2007	Dollar	Percentage	2008	2007*	Dollar	Percentage
	(in millions, except percentages)				(in millions, except percentages)
Product sales	$66.1	$82.8	($16.7)	(20.2%)	$138.6	$160.4	($21.8)	(13.6%)
Pack sales	17.5	25.1	(7.6)	(30.3%)	32.3	45.5	(13.2)	(29.0%)
Other, including freight	3.2	3.8	(0.6)	(15.8%)	7.3	10.6	(3.3)	(31.1%)

Total net sales	$86.8	$111.7	($24.9)	(22.3%)	$178.2	$216.5	($38.3)	(17.7%)

*	In April 2007, we began operating our new ERP System, which allowed us to separately quantify deferred revenue associated with sales of packs and products that were shipped but not yet received by customers. As a result, in April 2007, we began recording deferred revenue related to packs with pack sales and deferred revenue associated with products with product sales. For the three months ended March 31, 2007, other sales included $1.9 million related to the change in deferred revenue for packs and products shipped but not yet received by customers, rather than in the applicable pack or product sales category.

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

Product Sales

Product sales for the three months ended June 30, 2008 decreased $16.7 million, or 20.2%, as compared to the same period in 2007. The decrease of $16.7 million was comprised of a decrease in existing product sales of $20.0 million, which was partially offset by a $3.3 million increase attributable to the introduction of new products. Product sales for the six months ended June 30, 2008 decreased $21.8 million, or 13.6%, as compared to the same period in 2007. The decrease of $21.8 million was comprised of a decrease in existing product sales of $27.1 million, which was partially offset by a $5.3 million increase attributable to the introduction of new products. We believe existing product sales for the three and six months ended June 30, 2008 decreased primarily due to independent associate and member concerns over certain negative publicity resulting from ongoing litigation activities.

We have introduced the following new products since June 30, 2007:

•	Optimal Skin Care in North America and certain international markets;

•	A new sales kit in the United States;

•	PhytoMatrix™ in Japan, Taiwan, United Kingdom, Denmark, Germany, and South Korea;

•	Bounce Back™ in North America;

•	New Optimal Water Bottle in North America; and

•	Various Optimal Health and Optimal Weight and Fitness products in South Africa.

Pack Sales

We sell packs to independent associates, which entitles them to purchase products at wholesale prices. Members may also purchase packs, which entitles them to purchase our products at a discount from published retail prices. Depending on the type of pack purchased, a pack may include certain products, promotional and educational information, and policies and procedures. Independent associates may also purchase upgrade packs, entitling the independent associate to additional promotional materials and additional commissions and incentives. Our continuing associates also purchase annual renewal packs.

The number of new and continuing independent associates and members who purchased our packs during the 12-months ended June 30, 2008 and 2007 were as follows:

	2008		2007
New	158,000	28.5%	199,000	34.9%
Continuing	396,000	71.5%	370,000	65.1%

Total	554,000	100%	569,000	100%

For the twelve months ended June 30, 2008, the overall number of independent associates and members decreased by 15,000 or 2.6%, as compared to June 30, 2007. We experienced a decrease in the number of upgrade and renewal packs purchased by our continuing independent associates and a decrease in the number of new independent associates and members purchasing starter packs as compared to the same period in 2007. We believe the decrease in upgrade and renewal packs and starter packs purchased may relate to independent associate and member concerns resulting over certain negative publicity resulting from ongoing litigation activities. Additional actions we took in 2008 and 2007 to help increase the number of independent associates and members are as follows:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;

•	focused on new product development;

•	explored new international markets;

•	launched a new, aggressive marketing and educational campaign;

•	instituted a 100% satisfaction guarantee program;

•	strengthened compliance initiatives;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition;

•	implemented changes to our global associate career and compensation plan; and

•	introduced new products.

Pack sales associated with the number of independent associates and members can be further analyzed as follows, for the three months and six months ended June 30:

	Three months
			Change
	2008	2007	Dollar	Percentage
	(in millions, except percentages)
New	$8.2	$12.5	($4.3)	(34.4%)
Continuing	9.3	12.6	(3.3)	(26.2%)

Total	$17.5	$25.1	($7.6)	(30.3%)

	Six months
			Change
	2008	2007	Dollar	Percentage
	(in millions, except percentages)
New	$14.6	$24.4	($9.8)	(40.2%)
Continuing	17.7	21.1	(3.4)	(16.1%)

Total	$32.3	$45.5	($13.2)	(29.0%)

Total pack sales for the three and six months ended June 30, 2008 decreased by $7.6 million, or 30.3% and $13.2 million, or 29.0%, respectively, compared to the same periods in 2007. The decrease in total pack sales was composed of decreases of $4.3 million and $9.8 million, respectively, related to a decrease in the number of new independent associates and members purchasing starter packs and decreases of $3.3 million and $3.4 million, respectively, related to a decrease in the number of renewal and upgrade packs purchased by our continuing independent associates.

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

Other sales for the three months ended June 30, 2008 decreased by $0.6 million to $3.2 million as compared to $3.8 million for the same period in 2007. The decrease in other sales primarily consisted of a net decrease of $0.7 million in freight fees due to the decrease in product and pack shipments.

Other sales for the six months ended June 30, 2008 decreased by $3.3 million to $7.3 million as compared to $10.6 million for the same period in 2007. The decrease in other sales primarily consisted of a net decrease of $1.1 million in freight fees, due to the decrease in product and pack shipments, and the reclassification of deferred revenue of $1.9 million from packs and product sales.

Gross Profit

Gross profit for the three months ended June 30, 2008 decreased by $11.1 million, or 25.5%, to $32.4 million as compared to $43.4 million for the same period in 2007. For the three months ended June 30, 2008, gross profit as a percentage of net sales decreased to 37.3% as compared to 38.9% for the same period in 2007. The decrease in gross profit was primarily due to a 22.3% decrease in net sales, which was partially offset by an 18.5% decrease in cost of sales and a 20.9% decrease in commissions and incentives.

Gross profit for the six months ended June 30, 2008 decreased by $18.2 million, or 21.0%, to $68.5 million as compared to $86.6 million for the same period in 2007. For the six months ended June 30, 2008, gross profit as a percentage of net sales decreased to 38.4% as compared to 40.0% for the same period in 2007. The decrease in gross profit was primarily due to a 17.7% decrease in net sales, which was partially offset by a 15.6% decrease in cost of sales and a 15.5% decrease in commissions and incentives.

Cost of sales during the three months ended June 30, 2008 decreased by 18.5%, or $3.0 million, to $13.0 million as compared to $16.0 million for the same period in 2007. The decrease in cost of sales was consistent with the decline in sales for the quarter. Cost of sales as a percentage of net sales for the three months ended June 30, 2008 increased slightly to 15.0% as compared to 14.3% for the same period in 2007.

Cost of sales during the six months ended June 30, 2008 decreased by 15.6%, or $4.8 million, to $25.9 million as compared to $30.7 million for the same period in 2007. The decrease in cost of sales was consistent with the decline in sales for the quarter. Cost of sales as a percentage of net sales for the six months ended June 30, 2008 increased slightly to 14.5% as compared to 14.2% for the same period in 2007.

Commission costs for the three months ended June 30, 2008 decreased by 20.9%, or $10.3 million, to $39.3 million as compared to $49.6 million for the same period in 2007. The decrease in commissions primarily related to the decrease in commissionable net sales. For the three months ended June 30, 2008, commissions as a percentage of net sales increased to 45.3% from 44.4% for the same period of 2007, which is due to the change in the sales mix between packs and products and between countries.

Commission costs for the six months ended June 30, 2008 decreased by 15.3%, or $14.3 million, to $79.0 million as compared to $93.3 million for the same period in 2007. The decrease in commissions primarily related to the decrease in commissionable net sales. For the six months ended June 30, 2008, commissions as a percentage of net sales increased to 44.3% from 43.1% for the same period of 2007, which is due to the change in the sales mix between packs and products and between countries.

Incentive costs for the three months ended June 30, 2008 decreased by 22.2%, or $0.6 million, to $2.1 million as compared to $2.7 million for the same period in 2007. For the three months ended June 30, 2008, the costs of incentives, as a percentage of net sales, remained consistent at 2.4% as compared to the same period in 2007.

Incentive costs for the six months ended June 30, 2008 decreased by 16.9%, or $1.0 million, to $4.9 million as compared to $5.9 million for the same period in 2007. For the six months ended June 30, 2008, the costs of incentives, as a percentage of net sales, increased slightly to 2.8% from 2.7% for the same period in 2007.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

Selling and administrative expenses for the three months ended June 30, 2008 decreased by $0.4 million, or 1.9%, to $21.9 million as compared to $22.3 million for the same period in 2007. As a percentage of net sales, selling and administrative expenses increased to 25.2% from 19.9% for the same period in 2007. The decrease in selling and administrative expenses consisted of a decrease in freight costs of $1.6 million, due to the decrease in product and pack shipments, and a decrease in marketing costs of $1.0 million, primarily related to a change in distribution of an internal publication to associates, which was partially offset by an increase of $2.3 million in total compensation and compensation-related costs, including an increase in payroll and payroll-related costs of $3.5 million, offset by a decrease in temporary and contract labor of $1.1 million, and a decrease in stock option expense of $0.1 million, all of which were due to the conversion of a number of temporary and contract labor positions to permanent employees, normal merit increases, and costs related to a staff reduction.

Selling and administrative expenses for the six months ended June 30, 2008 increased by $2.6 million, or 6.2%, to $44.6 million as compared to $42.0 million for the same period in 2007. As a percentage of net sales, selling and administrative expenses increased to 25.0% from 19.4% for the same period in 2007. The increase in selling and administrative expenses consisted of an increase of $5.3 million in total compensation and compensation-related costs, due to an increase in payroll and payroll-related costs of $6.2 million, offset by a decrease in temporary and contract labor of $0.7 million and a decrease in stock option expense of $0.2 million, all of which were due to the conversion of a number of temporary and contract labor positions to permanent employees, normal merit increases, decreased capitalization of salaries for the development of our new ERP system, and costs related to a staff reduction, all of which was partially offset by a decrease in freight costs of $1.9 million, due to the decrease in product and pack shipments, and a decrease in marketing costs of $0.8 million, primarily related to a change in distribution of an internal publication to associates.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2008 increased by 4.4%, or $0.1 million, to $3.0 million as compared to $2.9 million for the same period in 2007. As a percentage of net sales, depreciation and amortization expense increased to 3.4% from 2.6% for the same period in 2007.

Depreciation and amortization expense for the six months ended June 30, 2008 increased by 39.8%, or $1.7 million, to $6.1 million as compared to $4.3 million for the same period in 2007. As a percentage of net sales, depreciation and amortization expense increased to 3.4% from 2.0% for the same period in 2007. The increase in depreciation and amortization expense primarily related to placing into service our new ERP system, which cost an aggregate of approximately $34 million and is being amortized over 5 years.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses.

Other operating costs for the three months ended June 30, 2008 increased by $7.6 million, or 45.9%, to $24.0 million as compared to $16.5 million for the same period in 2007. For the three months ended June 30, 2008, other operating costs as a percentage of net sales increased to 27.7% from 14.7% for the same period in 2007. The increase in other operating costs was primarily due to an increase of $10.7 million related to ongoing legal, accounting and consulting costs, partially offset by a decrease in travel costs of $1.4 million, a decrease in credit card fees and royalties of $0.5 million related to sales declines, and a $1.5 million decrease in various expenses due to changes in contracts and our new ERP system.

Other operating costs for the six months ended June 30, 2008 increased by $9.4 million, or 32.8%, to $38.0 million as compared to $28.6 million for the same period in 2007. For the six months ended June 30, 2008, other operating costs as a percentage of net sales increased to 21.3% from 13.2% for the same period in 2007. The increase in other operating costs was primarily due to a $12.6 million increase in legal, accounting and consulting costs related to ongoing legal matters and global expansion activities and the write-off of capitalized consulting fees related to a sales software project, partially offset by a decrease in travel costs of $0.9 million, a decrease in credit card fees and royalties of $0.6 million related to sales declines, and a $1.7 million decrease in various expenses due to changes in contracts and our new ERP system.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three and six months ended June 30:

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

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, or SFAS 109, to account for income taxes. The provisions of SFAS 109 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we review the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of June 30, 2008 and December 31, 2007, we maintained our valuation allowance for deferred tax assets in Taiwan totaling $0.8 million and $0.7 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in SFAS 109, cannot be met.

The dollar amount of the (provision) benefit for income taxes is directly impacted by our profitability and changes in taxable income among countries. For the three months ended June 30, 2008, our effective income tax rate decreased to 37.6% from 41.8% for the same period in 2007. For the six months ended June 30, 2008, our effective income tax rate decreased to 34.8% from 35.5% for the same period in 2007. The increase in our effective tax rate from 18.4% for the three months ended March 31, 2008, is due to a change in management’s estimates concerning anticipated annual operating results, including the mix of income between tax jurisdictions, and additional legal expense accruals made during the current quarter.

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, funding international expansion, and payment of quarterly cash dividends. We generally fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our needs through net cash flows from operations. As of June 30, 2008, we had $41.2 million in cash and cash equivalents which can be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Cash and Cash Equivalents and Investments

As of June 30, 2008, our cash and cash equivalents decreased by 12.6%, or $5.9 million, to $41.2 million from $47.1 million at December 31, 2007. The decrease in cash and cash equivalents is related to the current period loss, adjusted for noncash items, acquisition of additional inventory, purchases of property and equipment, and payment of dividends, which was offset by conversion of our long-term investments to cash and cash equivalents in 2008 and increases in our payable balances due to the timing of payments. As of June 30, 2008, our investments have all been converted to cash equivalents as compared to an investment balance of $13.0 million as of December 31, 2007.

Working Capital

Working capital accounts include cash and cash equivalents, receivables, inventories, prepaid expenses, deferred revenues, payables, and accrued expenses. At June 30, 2008 our working capital increased by $2.5 million, or 9.8%, to $28.1 million from $25.6 million at December 31, 2007. The increase in working capital primarily relates to changes in short-term tax accounts, an increase in inventory, and a decrease in deferred revenues, partially offset by a decrease in cash and an increase in operating liabilities.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30:

	2008	2007
Provided by (used in):	(in millions)
Operating activities	($13.0)	$6.1
Investing activities	$10.9	($11.1)
Financing activities	($4.8)	($2.3)

Operating Activities

For the six months ended June 30, 2008, our net operating activities used cash of $13.0 million compared to providing cash of $6.1 million for the same period of 2007. Net income adjusted for non cash activities used cash of $8.2 million as compared to providing cash of $15.2 million for the same period of 2007. For the six months ended June 30, 2008, our working capital accounts used cash of $4.8 million in net operating cash flow as compared to using $9.1 million in net operating cash flow for the same period of 2007.

Investing Activities

For the six months ended June 30, 2008, our net investing activities provided cash of $10.9 million compared to using cash of $11.1 million for the same period of 2007. During the first six months of 2008, we sold investments for net proceeds of $13.0 million. For the first six months of 2008, we purchased $3.5 million in capital assets compared to purchasing $9.3 million in capital assets for the same period of 2007. In addition, in 2008, we reduced restricted cash by $1.5 million related to operations in the Republic of Korea as compared to increasing restricted cash by $1.8 million in 2007.

Financing Activities

For each of the six months ended June 30, 2008 and 2007, we used cash of $4.8 million and $2.4 million, respectively, to fund payment of cash dividends to our shareholders.

Our quarterly cash dividend remained at $0.09 per share, consistent with dividends awarded for each quarter of 2007. During 2008 and 2007, we have declared and paid the following dividends:

Declared date	Date of record	Date paid	Total amount	Paid per common share
March 13, 2007	March 28, 2007	April 13, 2007	$2.4 million	$0.09
June 14, 2007	June 29, 2007	July 20, 2007	$2.4 million	$0.09
September 27, 2007	October 11, 2007	October 25, 2007	$2.4 million	$0.09
November 6, 2007	November 30, 2007	December 21, 2007	$2.4 million	$0.09
February 22, 2008	March 7, 2008	March 28, 2008	$2.4 million	$0.09
April 30, 2008	June 5, 2008	June 26, 2008	$2.4 million	$0.09

General Liquidity and Cash Flows

We expect that our net operating cash flows for the remainder of 2008, plus our current cash and cash equivalents, will be adequate to fund our normal expected future business operations, our estimated payments of cash dividends, repurchase of our common stock in the open market, and international expansion for the next 12 to 24 months. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we would be required to modify our payment of future dividends and raise additional funds, which may not be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any special-purpose entity arrangements, nor do we have any off-balance sheet arrangements. However, we do maintain certain future commitments and obligations associated with various agreements and contracts. As of June 30, 2008, our future maturities of existing commitments and obligations were as follows:

•	funding various operating leases for building and equipment rental of $11.2 million through 2017;

•	funding various capital leases for equipment rental of $0.3 million through 2011;

•	funding various supply agreements to purchase raw materials of $29.4 million through 2016;

•	funding $3.6 million of the long-term post employment royalties payable to Dr. McAnalley through 2015;

•	funding uncertain tax positions of $1.8 million, for which the timing of any payment is uncertain; and

•

funding $3.1 million through June 2011 for non-cancellable executive employment agreements with Mr. Samuel L. Caster, Mr. Wayne L. Badovinus, Mr. Terry L. Persinger, Mr. Stephen D. Fenstermacher, Mr. Terence L. O’Day, Dr. Robert A. Sinnott, Mr. Alfredo Bala, and Mr. B. Keith Clark.

We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards. We have maintained purchase commitments with certain of our raw material suppliers to purchase minimum quantities and help ensure exclusivity of our raw materials and proprietorship of our products. Currently, we have six supply agreements that require minimum purchase commitments. We expect to meet our minimum monthly-required purchase commitments. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any set minimums.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, our estimates and assumptions have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2008:

Allowance for Doubtful Accounts

Accounts receivable consists of receivables from manufacturers, independent associates and members, and are carried at their estimated collectible amounts. As of June 30, 2008, net accounts receivable totaled $0.6 million. We simultaneously receive payment for an order when the order ships, and create a receivable for the payment if the payment is rejected or if it does not match the order total. We periodically review receivables for realizability and base collectability upon assumptions, historical trends, and recent account activities. If our estimates regarding estimated collectability are inaccurate or consumer trends change in an unforeseen manner, we may be exposed to additional write-offs or bad debts. As of June 30, 2008, we recorded an allowance for doubtful accounts of $0.7 million.

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding fair market value or obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. Generally, we carry inventory reserves ranging between $0.3 million and $0.6 million. At June 30, 2008, the carrying value of our inventory was $27.7 million.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2008, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at June 30, 2008
Office furniture and equipment	5 to 7 years	$3.4 million
Computer hardware and software	3 to 5 years	31.4 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements	2 to 10 years(1)	3.8 million
Construction in progress	2 to 10 years(2)	2.6 million

Total net carrying value at June 30, 2008		$41.3 million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

(2)	Construction in progress includes fixed assets, leasehold improvements and internally-developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over five years.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of June 30, 2008, we recorded $1.3 million in taxes payable and $0.5 million in other long-term liabilities in our consolidated balance sheet related to uncertain income tax positions. As required by the FASB’s Interpretation No. 48 or FIN 48 promulgated by the Financial Accounting Standards Boards, or FASB, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2008, we maintained a valuation allowance for deferred tax assets arising from our operations in Taiwan because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of the FASB’s Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” In addition, as of June 30, 2008, we had deferred tax assets, after valuation allowance, totaling $3.5 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenue from sales of our products, sales of our starter and renewal packs and shipping fees. Substantially all of our product and pack sales are made to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any sales taxes. Total deferred revenue consists of revenue received from (i) sales of packs and products shipped but not received by the customers at period end; (ii) one-year magazine subscriptions; (iii) pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack; and (iv) prepaid registration fees from customers planning to attend a future corporate-sponsored event. We recognize deferred revenue from shipped packs and products upon receipt by the customer. We recognize deferred revenue related to future corporate-sponsored events when the event is held. All other deferred revenue is recognized over one year. At June 30, 2008, total deferred revenue was $3.9 million. Although we have no immediate plans to significantly change the contents of our packs or our shipping methods, any such change in the future could result in additional revenue deferrals or cause us to recognize deferred revenue over a longer period of time. For example, if we were to decrease the number of items included in our packs while keeping the sales price of the packs the same, we would have to defer additional revenue and recognize the additional deferred revenue over one year.

We have three different product return policies: (i) a policy for our retail customers, (ii) a policy for our independent members, and (iii) a policy for our independent associates. Retail customers may return any of our products, within 180 days of purchase, to the original independent associate who sold the product, and such associate is required to provide the retail customer with a full cash refund. The independent associate may receive a replacement product by forwarding proof of the refund to us. Independent members may return an order to us within 180 days of the purchase date without membership termination or restocking fees. After 180 days from the date of purchase, the independent member may not receive a refund and is allowed an exchange only, and may, if abuse of the return policy is found, have his or her membership terminated. Independent associates are allowed to return an order within one year of the purchase date upon terminating their associate accounts. If an independent associate returns a product unopened and in good salable condition, the independent associate returning the product may receive a full refund. We may also allow an independent associate to receive a full 100% refund for the first 180 days following a product’s purchase. After 180 days from the purchase date, an independent associate may not request a refund, and is allowed an exchange only; however, if abuse of the return policy is found, an independent associate may be terminated.

Historically, sales returns estimates have not materially deviated from actual sales returns. Based upon our return policies, we estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers return their merchandise within the first 90 days after the original sale. Sales returns have averaged 1% or less of our gross sales and for the six months ended June 30, 2008 were comprised of the following (in thousands):

Sales reserve as of December 31, 2007	$572
Provision related to sales made in 2008	2,303
Provision related to sales made prior to 2008	265
Actual returns or credits in 2008 related to 2008	(1,547)
Actual returns or credits in 2008 related to prior periods	(839)

Sales reserve as of June 30, 2008	$754

Accounting for Stock-Based Compensation

We grant stock options to our employees and board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the six months ended June 30, 2008, our assumptions and estimates used for the calculated fair value of stock options granted in 2008 were as follows:

•	average dividend yield between 4.8% and 6.1%;

•	expected average risk-free interest rate between 2.5% and 3.6%;

•	expected market price volatility between 59.8% and 63.8%;

•	expected forfeiture rate of 0%;

•	expected average life of stock options of 4.5 years;

•	calculated fair value of stock options granted during the period of $2.06 to $2.81 per share; and

•	percentage of the calculated fair value of stock options as compared to the exercise price of stock options granted ranging from 34.1% to 37.7%.

Historically, the estimates for our assumptions have not materially deviated from our actual reported results and rates. However, the assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of June 30, 2008, using our current assumptions and estimates, we anticipate recognizing $1.0 million in gross compensation expense through 2011 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but generally ranges between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of June 30, 2008, we had 765,632 shares available for grant under our 2008 Stock Incentive Plan, which was approved by our shareholders at the 2008 Annual Shareholders’ Meeting held on June 18, 2008.

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

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, into Germany in 2006, and into South Africa in 2008. Our United States operation services shipments to Canada and South Africa. Our Australian operation services shipments to New Zealand, and our United Kingdom operation services shipments to Denmark and Germany. We translate our revenues and expenses in foreign markets using either a current (spot) rate or weighted-average rate.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, and South Africa. In 2008, we began to have exposure to foreign currency exchange rate risk related to our corporate office in Switzerland. The current (spot) rate, weighted-average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2008 were as follows:

Country (foreign currency name)	Low	High	Weighted- Average	Spot
Australia (Dollar)	$0.86140	$0.96310	$0.92430	$0.96150
Canada (Dollar)	$0.96900	$1.02230	$0.99324	$0.99000
Denmark (Krone)	$0.19390	$0.21370	$0.20528	$0.21160
Germany (Euro)	$1.44870	$1.59520	$1.53055	$1.57990
Japan (Yen)	$0.00893	$0.01028	$0.00954	$0.00943
New Zealand (Dollar)	$0.74900	$0.81690	$0.78307	$0.76140
Republic of Korea (Won)	$0.00095	$0.00108	$0.00102	$0.00096
South Africa (Rand)	$0.12250	$0.14910	$0.13134	$0.12720
Switzerland (Franc)	$0.88250	$1.01670	$0.95353	$0.98230
Taiwan (Dollar)	$0.03075	$0.03332	$0.03228	$0.03289
United Kingdom (British Pound)	$1.94410	$2.03110	$1.97525	$1.99540

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Securities Class Action Lawsuits

The Company has been sued in the following three securities class action lawsuits, each of which remained pending at June 30, 2008:

•

First, on August 1, 2005, Mr. Jonathan Crowell filed a putative class action lawsuit against the Company and Mr. Samuel L. Caster, our Chief Executive Officer on such date, on behalf of himself and all others who purchased or otherwise acquired our common stock between August 10, 2004 and May 9, 2005, inclusive, and who were damaged thereby.

•

Second, on August 30, 2005, Mr. Richard McMurry filed a class action lawsuit against the Company, Mr. Caster, Mr. Terry L. Persinger, our President and Chief Operating Officer on such date, and Mr. Stephen D. Fenstermacher, our Chief Financial Officer.

•	Third, on September 5, 2005, Mr. Michael Bruce Zeller filed a class action lawsuit against us, Mr. Caster, Mr. Persinger, and Mr. Fenstermacher.

These three lawsuits were initially filed and consolidated in the United States District of New Mexico. On January 29, 2007, the consolidated action was transferred to the United States District Court for the Northern District of Texas, Dallas Division, and on March 29, 2007, upon joint motion of the parties, was transferred to the docket of United States District Judge Ed Kinkeade. The Mannatech Group, consisting of Mr. Austin Chang, Ms. Naomi Kuperman (f/k/a Naomi S. Miller), Mr. John Ogden, and the Plumbers and Pipefitters Local 51 Pension Fund, has been appointed as lead plaintiffs, Coughlin Stoia Geller Rudman & Robbins LLP has been appointed as lead counsel, and Provost Umphrey LLP has been appointed local counsel for the putative class.

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

On March 20, 2008, we announced that we had reached a final settlement of the securities class action with the Lead Plaintiffs. This settlement, which is subject to, among other things, preliminary and final Court approval, would resolve all the claims in the litigation. Without admitting any liability or wrongdoing of any kind, we agreed to authorize payment to the plaintiff class of $11.25 million. We will pay $2.27 million in cash as part of the settlement, and the remainder will be funded by our insurer. We and Lead Plaintiffs’ counsel are continuing to negotiate final settlement terms and document.

On April 3, 2008, Lead Plaintiffs filed a Third Amended Consolidated Class Action Complaint, which is substantively similar to the Second Amended Complaint, and which expands the class period to July 30, 2007.

Because the litigation is a class action, the settlement is subject to the preliminary approval of the Court as well as the Court’s final approval after notice of the terms of the settlement has been provided to all class members. Timing of the approval process is dependent on the Court’s calendar. The settlement class consists of the purchasers of our stock during the period August 10, 2004 through July 30, 2007. Relevant purchasers of our stock have a right to opt out of the class, class members may object to the terms of the settlement, and final consummation of settlement must await the entry of final judgment approving the settlement as fair to all class members. In the event final judgment approving the settlement is not rendered, we intend to work with our experienced securities litigation counsel to vigorously defend ourself and our officers and directors.

Shareholder Derivative Lawsuits

We have also been sued in the following five purported derivative actions, which remained pending at June 30, 2008:

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

On June 13, 2008 we announced that we had reached a final settlement with all derivative plaintiffs. This settlement, which is subject to among other things preliminary and final Court approval, would resolve all the claims in each of the five pending derivative lawsuits. Without admitting any liability or wrongdoing of any kind, we have implemented, or agreed to implement certain corporate governance changes. We have also agreed to cover the derivative plaintiffs’ counsels’ fees and expenses up to a sum of $850,000. This settlement payment would be funded by our insurer. We and derivative plaintiffs’ counsel are continuing to negotiate final settlement terms and documents.

Because these are derivative lawsuits, purportedly brought in our best interests, the settlement is subject to the preliminary approval of the Court as well as the Court’s final approval after notice of the terms of the settlement has been provided to all current shareholders, who include all shareholders holding Mannatech stock from August 10, 2004 through the present. Timing of the approval process is dependent on the Court’s calendar. Current shareholders will have the right to object to the settlement in writing to the court once the court has set a hearing for final approval. In the event the Court does not approve the settlement, we intend to work with our experienced securities litigation counsel to vigorously defend ourself and our officers and directors.

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

Patent Infringement Litigation

We currently have the following two patent infringement suits on file:

Mannatech, Incorporated v. Glycobiotics International, Inc.

On July 9, 2008, Magistrate Judge Jeff Kaplan in the U.S. Districut Court for the Northern District of Texas, Dallas Division, issued a Memorandum Opinion finding that Glycoproducts International Inc. (formerly Glycobiotics) infringed both of our patents at issue in the Glycoproducts case (U.S. Patent No. 6,929,807 and U.S. Patent No. 7,157,431). A federal court jury had previously found on May 9, 2008 that Glycoproducts had committed patent infringement on our U.S. Patent No. 7,157,431. The jury found this infringement was willful, and also ruled in our favor, on all patent validity issues presented to the jury. The jury also found that Glycoproducts had committed trademark infringement related to our Ambrotose® trademark. The July 9, 2008 and May 9, 2008 rulings resolve all issues in this case, resulting in our winning on all patent and trademark infringement claims brought against Glycoproducts. On August 1, 2008, the Company filed a motion seeking to recover its attorneys’ fees and court costs and intends to vigorously prosecute such motion.

Mannatech, Incorporated v. K.Y.C. Inc. d/b/a Techmedica Health Inc.

On May 5, 2006, we filed a patent infringement lawsuit against Techmedica Health™ Inc., or Techmedica, for alleged infringement of our utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. The Original Complaint sought to stop Techmedica from manufacturing, offering, and selling its infringing glyconutritional product marketed under the brand name “Nutratose.” The Original Complaint also alleged claims for unfair competition and business disparagement because of false and misleading statements made by Techmedica in connection with its marketing and sale of Nutratose.

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

eBrains Litigation

We hired Follow the System Marketing, Inc., and its two business partners, eBrains, Inc. and Loose Foot Computing Limited, LFC, to develop a new and improved version of Success Tracker, an online business management tool for our sales associates, that incorporates the major business management, prospecting, and communications functions in one standardized system.

On March 14, 2008, we filed a breach of contract claim against the three companies for their failure to timely fulfill their contractual obligations in providing technology development and support, marketing communication, and application licensing services for the new customized system. We are seeking a refund of the $150,000 advance paid the Defendants, declaratory relief that the Defendants are not entitled to damages for termination of the contract, and attorney fees and other appropriate costs.

The Defendants waived service of summons. On May 20, 2008, Defendant Follow the System Marketing, Inc. filed an answer and asserted a counterclaim for breach of contract against us. Follow the System Marketing, Inc. claims that we did not fulfill our contractual obligations by providing the collaboration required by the contract to customize the Success Tracker program. Follow the System Marketing, Inc. seeks an undisclosed amount in damages due to our alleged breach of contract.

On May 20, 2008, Defendants eBrains, Inc. and Loose Foot Computing Limited, LFC responded to the Complaint by filing a motion to dismiss, claiming that they were not parties to the contract between us and Follow the System Marketing, Inc. On June 24, 2008, eBrains, Inc., Loose Foot Computing Limited, LFC, and we entered into a settlement agreement releasing all claims against each other, and on June 26, 2008, an Agreed Order of Dismissal was entered with the Court.

The Court has not yet entered a scheduling order with respect to the claims we have against Follow the System Marketing, Inc., but we anticipate that the Court will enter one soon. We intend to vigorously prosecute the case against Follow the System Marketing, Inc. as well as defend the counterclaims asserted against us.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, we have accrued $15.4 million as of June 30, 2008 for these matters, which is included in accrued expenses on our Consolidated Balance Sheet.

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

We held our 2008 Annual Shareholders’ Meeting on June 18, 2008 and the three proposals voted on were described in detail in our Definitive Proxy Statement filed with the United States Securities and Exchange Commission on April 29, 2008.

With 84% of the total outstanding voting shares represented in person or by proxy, the voting results for the three proposals voted on at our 2008 Annual Shareholders’ Meeting were as follows:

Proposal 1 – Election of Directors:

Messrs. Terry L. Persinger, Alan D. Kennedy, Robert C. Blattberg, Ph.D., and Robert A. Toth were elected to serve as Class III Directors until our 2011 Annual Shareholders’ Meeting, with the following votes:

Director	For	Withheld
Terry L. Persinger	21,852,816	391,253
Alan D. Kennedy	21,725,918	518,150
Robert C. Blattberg, Ph.D.	21,722,145	521,923
Robert A. Toth	21,724,462	519,607

The terms of office for the following directors continued after the meeting: Messrs. Samuel L. Caster, J. Stanley Fredrick, Gerald E. Gilbert, Larry A. Jobe, and Marlin Ray Robbins and Mrs. Patricia A. Wier.

Proposal 2 – Ratification of Independent Auditors:

The appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified with the following votes:

For	Against	Abstentions
22,115,240	52,829	75,999

Proposal 3 – Approval of our 2008 Stock Incentive Plan:

Our 2008 Stock Incentive Plan was approved by our shareholders with the following votes:

For	Against	Abstentions
14,040,193	774,523	374,382

Item 5.	Other Information

The Company entered into an Amendment to the Purchase Agreement between Mannatech, Incorporated, and Marinova PTY, Limited, on May 6, 2008. The amendment extends the term and increases the purchase requirements thereunder. A redacted copy of this agreement is filed as Exhibit 10.4 with this Form 10-Q.

Item 6.	Exhibits

See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

August 11, 2008	/S/ WAYNE L. BADOVINUS
Wayne L. Badovinus
Chief Executive Officer and President
(principal executive officer)

August 11, 2008	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher
Chief Financial Officer and Senior Vice President
(principal financial officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Supply Agreement between Mannatech, Incorporated, and Improve U.S.A., Inc., effective June 1, 2008, and executed May 2, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act).	8-K	000-24657	10.1	May 8, 2008
10.2	Employment Agreement between Wayne L. Badovinus and Mannatech, dated June 4, 2008.	8-K	000-24657	10.1	June 9,2008
10.3	Amended and Restated Employment Agreement between Terry L. Persinger and Mannatech, dated June 16, 2008.	8-K	000-24657	10.1	June 20, 2008
10.4	Amendment to Purchase Agreement between Mannatech and Marinova PTY, Limited, dated May 6, 2008 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act).	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

*	filed herewith.