Form 10-Q
period 2008-09-30
MANNATECH INC
filed 2008-11-07
CIK 1056358

September 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________.

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

____________________________________

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

Yes ☐ No ☒

As of October 31, 2008, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,460,788.

Mannatech, Incorporated

Special Note Regarding Forward-Looking Statements

Certain disclosures and analysis in this Form 10-Q, including information incorporated by reference, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements other than statements of historical fact are considered forward-looking statements and reflect only current views about future events and financial performance. Some of these forward-looking statements include statements regarding:

▪	management’s plans and objectives for future operations;
▪	existing cash flows being adequate to fund future operational needs;
▪	future plans related to budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;
▪	the realization of net deferred tax assets;
▪	the ability to curtail operating expenditures;
▪	global statutory tax rates remaining unchanged;
▪	the impact of future market changes due to exposure to foreign currency translations;
▪	the possibility of certain policies, procedures, and internal processes minimizing exposure to market risk;
▪	the impact of new accounting pronouncements on financial condition, results of operations, or cash flows;
▪	the outcome of new or existing litigation matters;
▪	the outcome of new or existing regulatory inquiries or investigations; and
▪	other assumptions described in this report underlying such forward-looking statements.

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below and in the “Risk Factors” section in Item 1A of this

Form10-Q, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

▪	overall expected growth in the nutritional supplements industry;
▪	plans for expected future product development;
▪	changes in manufacturing costs;
▪	shifts in the mix of packs and products;
▪	the future impact of any changes to global associate career and compensation plans or incentives;
▪	the ability to attract and retain independent associates and members;
▪	new regulatory changes that could affect operations or products;
▪	any impact of competition, competitive products, and pricing;
▪	any impact related to media or publicity; and
▪	the political, social, and economic climate.

Forward-looking statements generally can be identified by use of phrases or terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “projects,” “potential,” and “continues” or other similar words or the negative of such terms and other comparable terminology. Similarly, descriptions of our objectives, strategies, plans, goals, or targets contained herein are also considered forward-looking statements. Readers are cautioned when considering these forward-looking statements to keep in mind these risks, assumptions, and uncertainties and any other cautionary statements in this report, as all of the forward-looking statements contained herein speak only as of the date of this report.

Unless stated otherwise, all financial information throughout this report and in the Consolidated Financial Statements and related Notes include Mannatech, Incorporated and all of its subsidiaries on a consolidated basis and may be referred to herein as “Mannatech,” “the Company,” “its,” “we,” “our,” or “us.”

Our products are not intended to diagnose, cure, treat, or prevent any disease and any statements about our products contained in this report have not been evaluated by the Food and Drug Administration, also referred to herein as the FDA.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
Cash and cash equivalents	$34,982	$47,103
Restricted cash	468	340
Accounts receivable, net of allowance of $61 and $877 in 2008 and 2007, respectively	293	618
Income tax receivable	5,729	2,136
Inventories, net	28,956	23,706
Prepaid expenses and other current assets	3,549	6,053
Deferred income tax assets	5,593	1,789
Total current assets	79,570	81,745
Long-term investments	—	12,950
Property and equipment, net	38,118	42,818
Construction in progress	856	1,594
Long-term restricted cash	7,846	11,726
Other assets	1,408	1,470
Long-term deferred income tax assets	183	151
Total assets	$127,981	$152,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$114	$110
Accounts payable	2,982	3,637
Accrued expenses	34,086	30,315
Commissions and incentives payable	9,202	11,139
Taxes payable	374	6,198
Deferred revenue	3,842	4,769
Total current liabilities	50,600	56,168
Capital leases, excluding current portion	175	261
Long-term royalty liability	2,124	2,440
Long-term deferred income tax liabilities	5,830	5,165
Other long-term liabilities	1,365	1,565
Total liabilities	60,094	65,599

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,667,882 shares issued and 26,460,788 shares outstanding in 2008 and 2007	3	3
Additional paid-in capital	40,743	40,146
Retained earnings	44,079	62,620
Accumulated other comprehensive loss	(2,147)	(1,123)
	82,678	101,646
Less treasury stock, at cost, 1,207,094 shares in 2008 and 2007	(14,791)	(14,791)
Total shareholders’ equity	67,887	86,855
Total liabilities and shareholders’ equity	$127,981	$152,454

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$77,991	$96,911	$256,223	$313,453
Cost of sales	11,105	14,868	37,014	45,564
Commissions and incentives	32,396	43,230	116,256	142,456
	43,501	58,098	153,270	188,020

Gross profit	34,490	38,813	102,953	125,433

Operating expenses
Selling and administrative	18,753	21,342	63,349	63,331
Depreciation and amortization	3,172	2,953	9,225	7,283
Other operating	11,493	12,796	49,530	41,432
Total operating expenses	33,418	37,091	122,104	112,046

Income (loss) from operations	1,072	1,722	(19,151)	13,387
Interest income	266	614	1,219	1,902
Other income (expense), net	(2,047)	(194)	(2,450)	(91)
Income (loss) before income taxes	(709)	2,142	(20,382)	15,198
(Provision) benefit for income taxes	280	(396)	7,134	(5,036)
Net income (loss)	$(429)	$1,746	$(13,248)	$10,162

Earnings (loss) per share:
Basic	$(0.02)	$0.07	$(0.50)	$0.38
Diluted	$(0.02)	$0.07	$(0.50)	$0.38

Weighted-average common shares outstanding:
Basic	26,461	26,460	26,461	26,437
Diluted	26,461	26,843	26,461	26,940

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

(in thousands, except per share information)

	Common Stock Outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Shares	Par value				Shares	Amounts
Balance at December 31, 2007	26,461	$3	$40,146	$62,620	$(1,123)	1,207	$(14,791)	$86,855
Charge related to stock-based compensation	—	—	597	—	—	—	—	597
Declared dividends of $0.20 per common share	—	—	—	(5,293)	—	—	—	(5,293)
Components of comprehensive loss: Foreign currency translations	—	—	—	—	(1,024)	—	—	(1,024)
Net loss	—	—	—	(13,248)	—	—	—	(13,248)
Total comprehensive loss								(14,272)
Balance at September 30, 2008	26,461	$3	$40,743	$44,079	$(2,147)	1,207	$(14,791)	$67,887

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED ALL SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,248)	$10,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,225	7,283
Provision for doubtful accounts	34	400
Provision for inventory losses	1,142	430
Loss on disposal of assets	468	1
Accounting charge related to stock-based compensation	597	689
Deferred income taxes	(3,150)	746
Changes in operating assets and liabilities:
Accounts receivable	298	(24)
Income tax receivable	(3,593)	1,218
Inventories	(6,890)	(1,864)
Prepaid expenses and other current assets	2,410	(2,565)
Other assets	(39)	6
Accounts payable	(630)	(564)
Accrued expenses and taxes payable	(1,999)	(5,264)
Commissions and incentives payable	(1,721)	(4,470)
Deferred revenue	(906)	818
Net cash provided by (used in) operating activities	$(18,002)	$7,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,452)	(10,954)
Sale of investments	20,350	—
Purchase of investments	(7,400)	—
Change in restricted cash	1,610	(2,669)
Net cash provided by (used in) investing activities	$10,108	$(13,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	—	99
Payment of cash dividends	(5,293)	(4,759)
Proceeds from stock options exercised	—	157
Repayment of capital lease obligations	(82)	(79)
Net cash used in financing activities	$(5,375)	$(4,582)
Effect of exchange rate changes on cash and cash equivalents	1,148	327
Net decrease in cash and cash equivalents	$(12,121)	$(10,876)
Cash and cash equivalents at the beginning of period	47,103	45,701
Cash and cash equivalents at the end of period	$34,982	$34,825

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,546	$4,139
Interest paid on capital leases	$13	$16
SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Declaration of dividends, paid in October 2007	$—	$2,381

See accompanying notes to unaudited consolidated financial statements.

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated, located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. Mannatech, Incorporated (together with its subsidiaries, the “Company”) develops, markets, and sells high-quality, proprietary nutritional supplements, skin care and topical products, and weight-management products which are sold primarily to independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, and South Africa. The Company will begin selling products in Singapore in the fourth quarter of 2008.

Independent associates (“associates”) purchase the Company’s products at published wholesale prices to either sell to retail customers or consume personally. Members (“members”) purchase the Company’s products at a discount from published retail prices primarily for personal consumption. The Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery, other than usual and customary product warranties and returns. Only independent associates are eligible to earn commissions and incentives.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements”. However, management believes the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2007 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and filed with the United States Securities and Exchange Commission on March 17, 2008 (“2007 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2007 Annual Report.

Principles of Consolidation

The consolidated financial statements and footnotes include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors. The Company continually evaluates the information used to make these estimates as the business and economic environment change. Historically, actual results have not varied materially from the Company’s estimates. The Company does not currently anticipate a significant change in its assumptions related to these estimates. Actual results may differ from these estimates under different assumptions or conditions.

The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered to be the most significant are described in this note to the consolidated financial statements, Organization and Summary of Significant Accounting Policies.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including credit card receivables, with original maturities of three months or less to be cash equivalents. As of September 30, 2008 and December 31, 2007, the Company included in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are generally received within 24 to 72 hours. As of September 30, 2008 and December 31, 2007, credit card receivables were $2.7 million and $2.6 million, respectively. Additionally, as of September 30, 2008 and December 31, 2007, cash and cash equivalents held in bank accounts in foreign countries totaled $18.5 million and $40.6 million, respectively.

Restricted Cash

The Company is required to restrict cash related to direct selling insurance premiums and credit card sales in the Republic of Korea, which, as of September 30, 2008 and December 31, 2007, was $7.6 million and $11.5 million, respectively. In addition, the Company is required to restrict cash related to its Canada operations, which, as of September 30, 2008 and December 31, 2007, was $0.4 million and $0.3 million, respectively. The Company also restricts cash in a term deposit in an Australian bank, amounting to $0.2 million, as collateral for its Australian building lease. The restricted term deposit is expected to be held through August 2013, when the Australian building lease expires.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2008 and December 31, 2007, accounts receivable consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due, and writes-off receivables when they become uncollectible. As of September 30, 2008 and December 31, 2007, the Company held an allowance for doubtful accounts of $0.1 million and $0.9 million, respectively.

Inventories

Inventories consist of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of September 30, 2008 and December 31, 2007, other assets primarily consisted of deposits for building leases in various locations totaling $1.4 million and $1.5 million, respectively.

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

Long-Term Royalty Liability

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of September 30, 2008, the Company’s long-term liability related to this royalty agreement was $2.5 million, of which $0.4 million was currently due and included in accrued expenses. As of December 31, 2007, the Company’s long-term liability related to this royalty agreement was $2.9 million, of which $0.5 million was currently due and included in accrued expenses.

Other Long-Term Liabilities

The Company maintains operating leases for its regional office facilities located in the United Kingdom, Japan, the Republic of Korea, and Taiwan. As of September 30, 2008 and December 31, 2007, accrued restoration costs related to these leases amounted to $0.4 million. As of September 30, 2008 and December 31, 2007, the Company also recorded a long-term liability for an estimated defined benefit obligation related to a deferred benefit plan for its Japan operations of $0.7 million and $0.5 million, respectively.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income and foreign currency translation adjustments from its Japan, the Republic of Korea, and Taiwan operations.

Revenue Recognition

The Company’s revenue is derived from sales of its products, sales of its starter and renewal packs, and shipping fees. Substantially all of the Company’s product sales are made to independent associates at published wholesale prices and to members at discounted published retail prices. The Company recognizes revenue upon receipt of packs and products by its customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience.

The Company defers certain components of its revenue. Total deferred revenue consists of revenue received from: (i) sales of packs and products shipped but not received by customers by period end; (ii) one-year magazine subscriptions; (iii) pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack; and (iv) prepaid registration fees from customers planning to attend a future corporate-sponsored event. The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. All other deferred revenue is recognized ratably over one year. Components of deferred revenue were as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Revenue related to undelivered packs and products	$3,712	$4,406
Revenue related to a one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	95	141
Revenue related to future corporate-sponsored events	35	222
Total deferred revenue	$3,842	$4,769

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $3.4 million and $4.7 million for the three months ended September 30, 2008 and 2007, respectively, and $11.2 million and $14.5 million for the nine months ended September 30, 2008 and 2007, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

NOTE 2	INVESTMENTS

The Company classifies its investments as available-for-sale. As of September 30, 2008, the Company had no investments. As of December 31, 2007, the Company’s investments consisted of the following:

	December 31, 2007
	Amortized cost	Net unrealized gain (loss)	Fair value
	(in thousands)
City, state, or federal agency backed obligations	$12,950	$—	$12,950
Total investments, classified as long-term	$12,950	$—	$12,950

NOTE 3	INVENTORIES

Inventories consist of raw materials, work in progress and finished goods, including promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at September 30, 2008 and December 31, 2007, consisted of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$11,935	$8,846
Work in progress	98	134
Finished goods	17,748	15,252
Inventory reserves for obsolescence	(825)	(526)
	$28,956	$23,706

NOTE 4	INCOME TAXES

For the three-months ended September 30, 2008 and 2007, the Company’s effective tax rate was 39.5% and 18.5%, respectively. The increase is due to a release of $1.3 million of taxes payable in the third quarter of 2008 related to uncertain income tax positions due to the closure of tax years by expiration of the statue of limitations and a change in management’s estimates in the third quarter of 2007 concerning anticipated annual operating results, including the mix of income between tax jurisdictions. For the nine months ended September 30, 2008 and 2007, the Company’s effective tax rate was 35.0% and 33.1%, respectively.

NOTE 5	EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended September 30, 2008 and 2007. As of September 30, 2008, approximately 1.5 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $5.20 per share, as their effect was antidilutive. As of September 30, 2007, approximately 0.4 million shares of the Company’s common stock subject to options were excluded from its diluted EPS calculations using an average close price of $9.29 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts, for the three-months ended September 30:

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2008			2007
	Net Loss (numerator)	Shares (denominator)	Per share amount	Net Income (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net income (loss) available to common shareholders	$(429)	26,461	$(0.02)	$1,746	26,460	$0.07
Effect of dilutive securities: Stock options	—	—	—	—	292	—
Warrants	—	—	—	—	91	—
Diluted EPS:
Net income (loss) available to common shareholders plus assumed conversions	$(429)	26,461	$(0.02)	$1,746	26,843	$0.07

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the nine months ended September 30, 2008 and 2007. As of September 30, 2008, approximately 1.4 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $6.11 per share, as their effect was antidilutive. As of September 30, 2007, approximately 0.3 million shares of the Company’s common stock subject to options were excluded from its diluted EPS calculations using an average close price of $13.06 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts, for the nine-months ended September 30:

	2008			2007
	Net Loss (numerator)	Shares (denominator)	Per Share amount	Net Income (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net income (loss) available to common shareholders	$(13,248)	26,461	$(0.50)	$10,162	26,437	$0.38
Effect of dilutive securities: Stock options	—	—	—	—	401	—
Warrants	—	—	—	—	102	—
Diluted EPS:
Net income (loss) available to common shareholders plus assumed conversions	$(13,248)	26,461	$(0.50)	$10,162	26,940	$0.38

NOTE 6	STOCK-BASED COMPENSATION

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. For the three months ended September 30, 2008 and 2007, the Company granted 30,000 and 117,000 stock options, respectively. For the nine months ended September 30, 2008 and 2007, the Company granted 376,095 and 173,000 stock options, respectively. The fair values of stock options granted during the nine months ended September 30, 2008 ranged from $1.85 to $2.81 per share. During the nine months ended September 30, 2007 the fair value ranged from $3.07 to $7.76 per share. The Company recognized compensation expense as follows for the three and nine months ended September 30:

	Three months		Nine months
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Total gross compensation expense	$163	$184	$576	$777
Total tax benefit associated with compensation expense	31	69	116	291
Total net compensation expense	$132	$115	$460	$486

As of September 30, 2008, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months ending December 31, 2008	Year ending December 31,
		2009	2010	2011
Total gross unrecognized compensation expense	$159	$447	$217	$53
Tax benefit associated with unrecognized compensation expense	30	64	20	6
Total net unrecognized compensation expense	$129	$383	$197	$47

NOTE 7	LITIGATION

Securities Class Action Lawsuits

The Company has been sued in the following three securities class action lawsuits, each of which remained pending at September 30, 2008:

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On March 20, 2008, the Company announced that it had reached a final settlement of the securities class action with the Lead Plaintiffs. This settlement, which is subject to among other things preliminary and final Court approval, would resolve all the claims in the litigation. Without admitting any liability or wrongdoing of any kind, the Company agreed to authorize payment to the plaintiff class of $11.25 million. The Company will pay $2.27 million in cash as part of the settlement, and the remainder will be funded by the Company’s insurer. The Company and Lead Plaintiffs’ counsel are continuing to negotiate final settlement terms and documents.

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

Shareholder Derivative Lawsuits

The Company has also been sued in the following five purported derivative actions, which remained pending at September 30, 2008:

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On June 13, 2008 the Company announced that it had reached a final settlement with all derivative plaintiffs. This settlement, which is subject to among other things preliminary and final Court approval, would resolve all the claims in each of the five pending derivative lawsuits. Without admitting any liability or wrongdoing of any kind, the Company has implemented, or agreed to implement certain corporate governance changes. It also agreed to cover the derivative plaintiffs’ counsels’ fees and expenses up to a sum of $0.9 million. This settlement payment would be funded by the Company’s insurer.

On September 22, 2008, a Stipulation of Settlement was entered into between Mannatech, the individual defendants, and the derivative plaintiffs (Middleton, Nystrom, Schrimpf, and Gardner). Motions seeking preliminary approval of the settlement, along with the Stipulation of Settlement, were filed in the United States District Court for the Northern District of Texas in the Middleton and Nystrom cases on September 22, 2008. The Court signed an order preliminarily approving the settlement on October 2, 2008, which was entered by the Court on October 6, 2008. The Court set a hearing for final approval on January 13, 2009, at 10:00 a.m. The Special Litigation Committee approved the settlement as in the best interests of Mannatech and the shareholders on October 10, 2008.

Because these are derivative lawsuits, purportedly brought in the best interests of the Company, the settlement is subject to the Court’s final approval after notice of the terms of the settlement has been provided to all current shareholders, who include all shareholders holding Mannatech stock from August 10, 2004 through the present. Current shareholders will have the right to object to the settlement in writing to the court once the court has set a hearing for final

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approval. Additional information about the settlement is available in the Notice of Proposed Settlement of Shareholder Derivative Actions posted on the Company’s website, www.mannatech.com.

In response to these actions, the Company continues to work with its experienced securities litigation counsel to vigorously defend itself and its officers and directors.

Texas Attorney General Lawsuit

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

Potential SEC Enforcement Action

In a letter dated August 29, 2008, otherwise known as a “Wells Notice,” the Staff of the Securities and Exchange Commission indicated to the Company that they intended to recommend that a civil injunctive action or cease and desist proceeding be commenced against Mannatech, as well as Stephen Fenstermacher, the Chief Financial Officer, and Larry Jobe, the Chairman of the Audit Committee of the Board of Directors. The Company’s response to the Wells Notice, along with the responses of Mr. Fenstermacher and Mr. Jobe, were submitted to the Staff on October 3, 2008. In a letter dated October 31, 2008, the Staff informed the Company that it had completed its investigation of the Company and was not recommending enforcement action against the Company relating to the timing and completeness of the Company’s October 2007 Form 8-K disclosure regarding its dismissal of Grant Thornton LLP as its independent registered public accountants. The Company was also informed that the Staff had terminated its investigation and was not recommending enforcement action against the Company’s Chief Financial Officer and Chairman of the Audit Committee. The receipt of the Staff’s notice was disclosed in a Form 8-K filed with the SEC on November 5, 2008.

Patent Infringement Litigation

Mannatech, Inc. v. Glycoproducts International, Inc. f/k/a Glycobiotics International, Inc.

The first of the Company’s two patent infringement suits has successfully concluded with a jury trial and verdict in favor of the Company on all patent infringement claims, a permanent injunction against the continued manufacture, offer, and sale of the infringing glyconutritional product marketed under the brand name “Glycomannan” by Glycoproducts International, Inc. f/k/a Glycobiotics International, Inc. (“Glycobiotics”), and a finding that Glycobiotics committed trademark infringement against the Company’s Ambrotose® trademark.

On March 16, 2006, the Company first filed a patent infringement lawsuit against Glycobiotics for infringement of its utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. On February 9, 2007, the Company filed an Amended Complaint, which added patent infringement claims relating to its utility United States Patent No. 7,157,431 (also entitled “Compositions of Plant Carbohydrates as Dietary Supplements”).

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The one-week jury trial began on May 5, 2008, and the jury returned its verdict in favor of Mannatech on May 9, 2008. The Court then issued a memorandum opinion finding that Glycobiotics infringed both patents-at-issue and entered a broad permanent injunction against Glycobiotics. The injunction enjoins Glycobiotics and related parties from making, using, offering, selling, or otherwise distributing within the United States its infringing glyconutritional product Glycomannan or any substantially equivalent product that would infringe Mannatech’s patents. The injunction also prohibits Glycobiotics from inducing others to infringe or assisting others in the infringement of Mannatech’s patents. Glycobiotics must also take all Glycomannan in its control, and make every reasonable effort to re-acquire all Glycomannan from third parties, and deliver all such product to Mannatech for destruction. Finally, Glycobiotics is also prohibited from falsely advertising the nature, quality, characteristics, or qualities of Mannatech’s glyconutritional products, including Ambrotose®.

Further, on October 16, 2008, the Court entered an order granting Mannatech $0.8 million in reasonable attorney fees for its successful prosecution of its infringement claims. Mannatech will take every step to collect this amount from Glycobiotics and to ensure that Glycobiotics fully complies with the Court’s final judgment, including collecting all Glycomannan and delivering it for destruction.

Mannatech, Inc. v. K.Y.C. Inc. d/b/a Techmedica Health Inc., Triton Nutra, Inc., Ionx Holdings, Inc., and John Does 1-30

The Company has also filed a patent infringement lawsuit in the United States District Court of the Northern District of Texas, Dallas Division, against K.Y.C. Inc. d/b/a Techmedica Health, Inc. (“Techmedica”), Triton Nutra, Inc., Ionx Holdings, Inc. (“Ionx”), and John Does 1-30 for alleged infringement of its utilities United States Patent Nos. 6,929,807, 7,157,431, 7,196,064, 7,199,104, and 7,202,220, all entitled “Compositions of Plant Carbohydrates as Dietary Supplements.”  The lawsuit seeks to stop the manufacture, offer, and sale of defendants’ infringing glyconutritional products, including those marketed under the brand names “Nutratose” and “Activive,” as well as cessation of defendants’ false advertising about the Company’s products, including Ambrotose®.

On May 5, 2006, the Company first filed suit against Techmedica for alleged infringement of the ‘807 Patent. After Techmedica claimed that Triton Nutra manufactured its glyconutritional products, the Company amended its complaint on February 6, 2007 to add Triton Nutra as a defendant, as well as infringement claims related to the newly issued ‘431 Patent against both Techmedica and Triton Nutra. When Triton Nutra failed to answer the Amended Complaint, the Company requested, and the Clerk of Court entered, default against Triton Nutra on May 3, 2007.

On August 10, 2007, the Court stayed the case until after judgment issued in the Company’s patent infringement suit against Glycoproducts International, Inc. f/k/a Glycobiotics International, Inc. (“Glycobiotics”). During the stay, on February 28, 2008, a federal grand jury indicted the presidents of Techmedica Health and Triton Nutra for violations of federal drug distribution laws, wire and mail fraud, and money laundering. The government is seeking any property derived from these activities, including over $17 million in cash and various real estate and other property. After the indictment, Ionx purchased the remaining assets of Techmedica, including its glyconutritional products.

Following Mannatech’s successful prosecution of its patent infringement suit against Glycobiotics, on July 30, 2008, the Court granted Mannatech’s unopposed motion to lift the stay in this suit. Mannatech filed its Second Amended Complaint on September 18, 2008, adding Ionx and John Does 1-30 as defendants and infringement claims related to the ‘064, ‘104, and ‘220 Patents, and naming Activive as an additional infringing glyconutritional product. On October 13, 2008, Techmedica and Ionx filed their identical answers and counterclaims, which seek to claim that Mannatech’s patents-in-suit are invalid, unenforceable, or otherwise are not infringed by defendants.

Shortly after filing its Second Amended Complaint, Mannatech identified and disclosed to defendants seven additional infringing products: Candidol, Claritose, Lupazol, Respitrol, Rhumatol, Synaptol, and Viratrol. In its deposition on October 10, 2008, Techmedica testified that all nine identified products are comprised of the same encapsulated ingredients.

Mannatech will continue to vigorously prosecute this case. Given the precedence set by the Glycobiotics case, Mannatech continues to believe the likelihood of an unfavorable outcome is remote, and with no counterclaims seeking monetary damages, the Company’s potential loss is limited to an award of the defendants’ court costs.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Litigation in General

The Company also has several other pending claims incurred in the normal course of business. In the Company’s opinion, such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by its insurance policies, or its insurance carriers could refuse to cover certain of these claims in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred or as they become determinable.

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, the Company’s financial condition could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, the Company has accrued $15.7 million as of September 30, 2008 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

NOTE 8	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157.In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). The provisions of SFAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, with the exception of nonfinancial assets and liabilities that are not currently recognized or disclosed at fair value in the financial statements on a recurring basis, for which SFAS 157 is effective for fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a significant effect on the Company’s consolidated financial position, results of operations, or cash flows. See Note 9 (“Fair Value”) for more information.

SFAS 141(R). In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in an acquisition. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions in fiscal years beginning after December 15, 2008. The Company will apply SFAS 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

NOTE 9	FAIR VALUE

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.

SFAS 157 establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

•	Level 1—Quoted unadjusted prices for identical instruments in active markets.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

•	Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The table below presents the recorded amount of financial assets measured at fair value on a recurring basis as of September 30, 2008. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2008.

	Level 1		Level 2		Level 3		Total
Assets
Money Market Funds – Fidelity, US	$ $	11,558	$ $	—	$ $	—	$ $	11,558
Overnight Investment Sweep– Chase, US	6,656		—		—		6,656
Interest bearing deposits – various banks, Korea	7,831		—		—		7,831
Total assets	$ $	26,045	$ $	—	$ $	—	$ $	26,045
Amounts included in:
Cash and cash equivalents	$ $	19,272	$ $	—	$ $	—	$ $	19,272
Long-term restricted cash		6,773		—		—		6,773
Total		$26,045		$—		$—		$26,045

NOTE 10	SEGMENT INFORMATION

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

The Company operates in seven physical locations and sells product in eleven different countries around the world. The seven physical locations are the United States, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), and Taiwan. Each of the Company’s physical locations services different geographic areas. The United States location processes orders for the United States, Canada, and South Africa. The Australian location processes orders for both Australia and New Zealand. The Company’s United Kingdom location processes orders for the United Kingdom, Denmark and Germany. The Company’s Switzerland office manages certain day to day business needs of non-North American markets and coordinates the Company’s continued global expansion.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated net sales shipped to customers in these locations, along with pack and product information for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three months				Nine months
	2008		2007		2008		2007
	(in millions, except percentages)
United States	$40.0	51.3%	$55.4	57.2%	$137.3	53.6%	$191.8	61.2%
Canada	5.7	7.3%	6.1	6.3%	17.8	6.9%	20.7	6.6%
Australia	6.4	8.2%	7.0	7.2%	20.8	8.1%	22.0	7.0%
United Kingdom	1.2	1.6%	1.7	1.8%	3.8	1.5%	5.0	1.6%
Japan	10.8	13.8%	10.3	10.6%	33.9	13.3%	31.4	10.0%
New Zealand	1.2	1.5%	1.6	1.7%	4.2	1.6%	5.4	1.7%
Republic of Korea	8.4	10.8%	11.9	12.3%	27.4	10.7%	28.6	9.1%
Taiwan	1.2	1.5%	1.5	1.5%	3.7	1.4%	4.0	1.3%
Denmark	0.3	0.4%	0.3	0.3%	0.9	0.4%	1.2	0.4%
Germany	0.8	1.0%	1.1	1.1%	3.0	1.2%	3.4	1.1%
South Africa	2.0	2.6%	—	—	3.4	1.3%	—	—
Totals	$78.0	100%	$96.9	100%	$256.2	100%	$313.5	100%

	Three months		Nine months
	2008	2007	2008	2007*
	(in millions)		(in millions)
Consolidated product sales	$61.1	$77.1	$199.7	$237.5
Consolidated pack sales	13.2	16.4	45.5	61.9
Consolidated other, including freight	3.7	3.4	11.0	14.1
Consolidated total net sales	$78.0	$96.9	$256.2	$313.5

____________________________

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

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries are as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Australia	$0.3	$0.3
Japan	0.2	0.2
Republic of Korea	0.8	1.0
Switzerland	0.2	—
Taiwan	0.1	0.1
United Kingdom	0.2	0.3
United States	37.2	42.5
Total long-lived assets	$39.0	$44.4

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2008 as compared to the same period in 2007. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

Company Overview

We develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany and South Africa. We will begin selling product in Singapore in the fourth quarter of 2008. The United States location processes orders for the United States, Canada, and South Africa. The Australian location process orders for both Australia and New Zealand and will process orders for Singapore beginning in the fourth quarter of 2008. The United Kingdom location processes orders for the United Kingdom, Denmark and Germany. The Switzerland office was created to manage certain day to day business needs of non-North American markets and coordinates our continued global expansion.

We operate as a single business segment and primarily sell our products through a network of approximately 540,000 independent associates and members who have purchased our products or packs within the last 12 months, which we refer to as current independent associates and members. We operate as a seller of nutritional supplements through our network marketing distribution channels operating in eleven different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and by products. Each of our subsidiaries sells the same types of products and possesses similar economic characteristics, such as selling prices and gross margins.

Net sales decreased by 19.5% and 18.3%, respectively, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. Our gross profit as a percentage of sales for the three and nine months ended September 30, 2008, was 44.2% and 40.2%, respectively.

Because we sell our products through network-marketing distribution channels, the opportunities and challenges that affect us most are: recruitment and retention of independent associates and members, entry into new markets and growth of existing markets, new product introduction, and investment in our infrastructure.

During 2007 and 2008, we were subject to certain negative publicity resulting from heightened litigation activities. See Note 7 (“Litigation”) to the consolidated financial statements included in this report for a detailed discussion of such legal proceedings.

In order to reward our independent associates for their business building successes, we modified our global associate career and compensation plan by increasing opportunities for certain qualified independent associates to earn additional bonuses, including matching bonuses for enrollers. These changes became effective for all countries except Taiwan and Korea in the business period beginning March 22, 2008. The changes became effective for Taiwan in the business period beginning May 17, 2008 and for Korea in the business period beginning June 14, 2008. We reduced the payout on global automatic orders in order to fund the new bonus pools

In March 2008, we launched a new global sales platform in the United States designed to assist our independent associates in their business-building efforts. Also in March 2008, we launched Bounce-Back™, an all natural product that supports recovery after physical activity or over-exertion, in the United States.

In July 2008, we eliminated approximately 60 positions, or roughly 15% of our U.S. workforce in an effort to reduce expenses to reposition us for improved profitability. In connection with our reduction in workforce, we accrued approximately $1.0 million of severance payments and outplacement fees for the period ended June 30, 2008, substantially all of which was paid at September 30, 2008.

In September 2008, the purity of Mannatech’s PLUS™ and Ambrotose AO® glyconutritional supplements has been certified to show they meet their label claims for ingredients and purity by NSF International, an independent, accredited testing organization. In June, Mannatech received certifications from NSF for its Ambrotose® and Advanced Ambrotose™ products. The products were certified according to the NSF/ANSI 173 Dietary Supplement Standard—the only American national standard for dietary supplements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2008, we launched OsoLean™, a new fat-loss product. OsoLean™ whey protein supplement is an all-natural powder product that mixes with a variety of food and beverages allowing consumers to easily add it to any weight management and fitness program.

Results of Operations

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2008 and 2007.

	2008		2007		Change from 2008 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	( in thousands, except percentages)
Net sales	$77,991	100%	$96,911	100%	$(18,920)	(19.5)%
Cost of sales	11,105	14.2%	14,868	15.3%	(3,763)	(25.3)%
Commissions and incentives	32,396	41.6%	43,230	44.6%	(10,834)	(25.1)%
	43,501	55.8%	58,098	59.9%	(14,597)	(25.1)%
Gross profit	34,490	44.2%	38,813	40.1%	(4,323)	(11.1)%
Operating expenses:
Selling and administrative	18,753	24.0%	21,342	22.0%	(2,589)	(12.1)%
Depreciation and amortization	3,172	4.1%	2,953	3.1%	219	7.4%
Other operating	11,493	14.7%	12,796	13.2%	(1,303)	(10.2)%
Total operating expenses	33,418	42.8%	37,091	38.3%	(3,673)	(9.9)%
Income (loss) from operations	1,072	1.4%	1,722	1.8%	(650)	(37.7)%
Interest income	266	0.3%	614	0.6%	(348)	(56.7)%
Other income (expense), net	(2,047)	(2.6)%	(194)	(0.2)%	(1,853)	(955.2)%
Income (loss) before income taxes	(709)	(0.9)%	2,142	2.2%	(2,851)	(133.1)%
(Provision) benefit for income taxes	280	0.4%	(396)	(0.4)%	676	170.7%
Net income (loss)	$(429)	(0.5)%	$1,746	1.8%	$(2,175)	(124.6)%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2008 and 2007.

	2008		2007		Change from 2008 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	( in thousands, except percentages)
Net sales	$256,223	100%	$313,453	100%	$(57,230)	(18.3)%
Cost of sales	37,014	14.4%	45,564	14.5%	(8,550)	(18.8)%
Commissions and incentives	116,256	45.4%	142,456	45.5%	(26,200)	(18.4)%
	153,270	59.8%	188,020	60.0%	(34,750)	(18.5)%
Gross profit	102,953	40.2%	125,433	40.0%	(22,480)	(17.9)%
Operating expenses:
Selling and administrative	63,349	24.7%	63,331	20.2%	18	0.0%
Depreciation and amortization	9,225	3.6%	7,283	2.3%	1,942	26.7%
Other operating	49,530	19.4%	41,432	13.2%	8,098	19.5%
Total operating expenses	122,104	47.7%	112,046	35.7%	10,058	9.0%
Income (loss) from operations	(19,151)	(7.5)%	13,387	4.3%	(32,538)	(243.1)%
Interest income	1,219	0.5%	1,902	0.6%	(683)	(35.9)%
Other income (expense), net	(2,450)	(1.0)%	(91)	(0.1)%	(2,359)	(2,592.3)%
Income (loss) before income taxes	(20,382)	(8.0)%	15,198	4.8%	(35,580)	(234.1)%
(Provision) benefit for income taxes	7,134	2.8%	(5,036)	(1.6)%	12,170	241.7%
Net income (loss)	$(13,248)	(5.2)%	$10,162	3.2%	$(23,410)	(230.4)%

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales shipped to customers by location for the three months ended September 30, 2008 and 2007 were as follows:

	2008		2007
	(In millions, except percentages)
United States	$40.0	51.3%	$55.4	57.2%
Canada	5.7	7.3%	6.1	6.3%
Australia	6.4	8.2%	7.0	7.2%
United Kingdom	1.2	1.6%	1.7	1.8%
Japan	10.8	13.8%	10.3	10.6%
New Zealand	1.2	1.5%	1.6	1.7%
Republic of Korea	8.4	10.8%	11.9	12.3%
Taiwan	1.2	1.5%	1.5	1.5%
Denmark	0.3	0.4%	0.3	0.3%
Germany	0.8	1.0%	1.1	1.1%
South Africa	2.0	2.6%	—	—
Totals	$78.0	100%	$96.9	100%

Consolidated net sales shipped to customers by location for the nine months ended September 30, 2008 and 2007 were as follows:

	2008		2007
	(In millions, except percentages)
United States	$137.3	53.6%	$191.8	61.2%
Canada	17.8	6.9%	20.7	6.6%
Australia	20.8	8.1%	22.0	7.0%
United Kingdom	3.8	1.5%	5.0	1.6%
Japan	33.9	13.3%	31.4	10.0%
New Zealand	4.2	1.6%	5.4	1.7%
Republic of Korea	27.4	10.7%	28.6	9.1%
Taiwan	3.7	1.4%	4.0	1.3%
Denmark	0.9	0.4%	1.2	0.4%
Germany	3.0	1.2%	3.4	1.1%
South Africa	3.4	1.3%	—	—
Totals	$256.2	100%	$313.5	100%

Net Sales

For the three and nine months ended September 30, 2008, our operations outside of the United States accounted for approximately 48.7% and 46.4%, respectively, of our consolidated net sales, whereas in the same period in 2007, our operations outside of the United States accounted for approximately 42.8% and 38.8%, respectively, of our consolidated net sales.

Consolidated net sales for the three months ended September 30, 2008 decreased by $18.9 million, or 19.5%, as compared to the same period in 2007. The opening of business in South Africa in the second quarter of 2008 increased sales by $2.0 million. This increase was offset by declines in international and domestic sales, caused by independent associate and member concerns about certain negative publicity, as well as economic conditions.

Consolidated net sales for the nine months ended September 30, 2008 decreased by $57.2 million, or 18.3%, as compared to the same period in 2007. The opening of business in South Africa in the second quarter of 2008 increased sales by $3.4 million. This increase was offset by declines in other international and domestic sales, caused by independent associate and member concerns related to certain negative publicity, as well as economic conditions.

Overall, the appreciation of foreign currencies had approximately a $0.1 million favorable impact on net sales for the three months ended September 30, 2008 and a $4.3 million favorable impact on net sales for the nine months ended September 30, 2008.

Our total sales and sales mix may be influenced by any of the following:

•	changes in our sales prices;
•	changes in consumer demand;
•	changes in competitors’ products;
•	changes in economic conditions;
•	changes in regulations;
•	announcements of new scientific studies and breakthroughs;
•	introduction of new products;
•	discontinuation of existing products;
•	adverse publicity; and
•	changes in our commissions and incentives programs.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months				Nine Months
			Change				Change
	2008	2007	Dollar	Percentage	2008	2007*	Dollar	Percentage
Product sales	$61.1	$77.1	$(16.0)	(20.8)%	$199.7	$237.5	$(37.8)	(15.9)%
Pack sales	13.2	16.4	(3.2)	(19.5)%	45.5	61.9	(16.4)	(26.5)%
Other, including freight	3.7	3.4	0.3	8.8%	11.0	14.1	(3.1)	(22.0)%
Total net sales	$78.0	$96.9	$(18.9)	(19.5)%	$256.2	$313.5	$(57.3)	(18.3)%

____________________________

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

Product Sales

Product sales for the three months ended September 30, 2008 decreased $16.0 million, or 20.8%, as compared to the same period in 2007. The decrease of $16.0 million was comprised of a decrease in existing product sales of $20.3 million, which was partially offset by a $4.3 million increase attributable to the introduction of new products. Product sales for the nine months ended September 30, 2008 decreased $37.8 million, or 15.9%, as compared to the same period in 2007. The decrease of $37.8 million was comprised of a decrease in existing product sales of $47.7 million, which was partially offset by a $9.9 million increase attributable to the introduction of new products. We believe existing product sales for the three and nine months ended September 30, 2008 decreased primarily due to independent associate and member concerns over certain negative publicity resulting from ongoing litigation activities.

We have introduced the following new products in the indicated markets since September 30, 2007:

•	Optimal Skin Care in North America and certain international markets;
•	A new sales kit in the United States;
•	PhytoMatrix™ in Japan, Taiwan, United Kingdom, Denmark, Germany, and South Korea;
•	Bounce Back™ in North America, Australia, and New Zealand;
•	OsoLean™ in North America; and
•	Various Optimal Health and Optimal Weight and Fitness products in South Africa.

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

The number of new and continuing independent associates and members who purchased our packs during the twelve months ended September 30, 2008 and 2007 were as follows:

	2008		2007
New	140,000	25.9%	196,000	34.1%
Continuing	400,000	74.1%	379,000	65.9%
Total	540,000	100%	575,000	100%

For the twelve months ended September 30, 2008, the overall number of independent associates and members decreased by 35,000 or 6.1%, as compared to September 30, 2007. We experienced a decrease in the number of upgrade and renewal packs purchased by our continuing independent associates and a decrease in the number of new independent associates and members purchasing starter packs as compared to the same period in 2007. We believe the decrease in upgrade and renewal packs and starter packs purchased may relate to independent associate and member concerns over certain negative publicity resulting from ongoing litigation activities. We took the following actions to help increase the number of independent associates and members:

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

Pack sales associated with the number of independent associates and members can be further analyzed as follows, for the three months and nine months ended September 30:

	Three months
			Change
	2008	2007	Dollar	Percentage
	(in millions, except percentages)
New	$6.8	$7.9	$(1.1)	(13.9)%
Continuing	6.4	8.5	(2.1)	(24.7)%
Total	$13.2	$16.4	$(3.2)	(19.5)%

	Nine months
			Change
	2008	2007	Dollar	Percentage
	(in millions, except percentages)
New	$21.4	$32.2	$(10.8)	(33.5)%
Continuing	24.1	29.7	(5.6)	(18.9)%
Total	$45.5	$61.9	$(16.4)	(26.5)%

Total pack sales for the three and nine months ended September 30, 2008 decreased by $3.2 million, or 19.5% and $16.4 million, or 26.5%, respectively, compared to the same periods in 2007. The decrease in total pack sales was composed of decreases of $1.1 million and $10.8 million, respectively, related to a decrease in the number of new independent associates and members purchasing starter packs and decreases of $2.1 million and $5.6 million, respectively, related to a decrease in the number of renewal and upgrade packs purchased by our continuing independent associates.

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

Other sales for the three months ended September 30, 2008 increased by $0.3 million to $3.7 million as compared to $3.4 million for the same period in 2007. The increase in other sales primarily consisted of a decrease in sales refunds and returns of $0.5 million, which correlates with the decrease in product and pack sales, and an increase of $0.4 million in income related to a transactional tax holiday for certain sales occurring in 2008 and 2009, which was partially offset by a decrease of $0.6 million in freight fees. Despite the increase in freight charged per shipment, which was effective October 1, 2007, freight fees decreased due to the decrease in product and pack shipments.

Other sales for the nine months ended September 30, 2008 decreased by $3.1 million to $11.0 million as compared to $14.1 million for the same period in 2007. The decrease in other sales primarily consisted of a decrease of $1.7 million in freight fees, due to the decrease in product and pack shipments which more than offset the increase in freight charged per shipment, and the classification of deferred revenue of $1.9 million to pack and product sales, which was partially offset by an increase in income related to a transactional tax holiday for certain sales occurring in 2008 and 2009.

Gross Profit

Gross profit for the three months ended September 30, 2008 decreased by $4.3 million, or 11.1%, to $34.5 million as compared to $38.8 million for the same period in 2007. For the three months ended September 30, 2008, gross profit as a percentage of net sales increased to 44.2% as compared to 40.1% for the same period in 2007. The decrease in gross profit was primarily due to a 19.5% decrease in net sales, which was partially offset by a 25.3% decrease in cost of sales and a 25.1% decrease in commissions and incentives.

Gross profit for the nine months ended September 30, 2008 decreased by $22.5 million, or 17.9%, to $103.0 million as compared to $125.4 million for the same period in 2007. For the nine months ended September 30, 2008, gross profit as a percentage of net sales increased to 40.2% as compared to 40.0% for the same period in 2007. The decrease in gross profit was primarily due to an 18.3% decrease in net sales, which was partially offset by an 18.8% decrease in cost of sales and an 18.4% decrease in commissions and incentives.

Cost of sales during the three months ended September 30, 2008 decreased by 25.3%, or $3.8 million, to $11.1million as compared to $14.9 million for the same period in 2007. The decrease in cost of sales was primarily due to a decrease in product costs of $1.8 million, which was consistent with the decline in sales for the quarter, and a $1.6 million decrease, primarily related to skin care inventory write-offs and complimentary products shipped in 2007 in connection with the recall of our North American Optimal Restoring Serum. Cost of sales as a percentage of net sales for the three months ended September 30, 2008 decreased to 14.2% as compared to 15.3% for the same period in 2007.

Cost of sales during the nine months ended September 30, 2008 decreased by 18.8%, or $8.6 million, to $37.0million as compared to $45.6 million for the same period in 2007. The decrease in cost of sales was primarily due to a decrease in product costs of $7.1 million, which was consistent with the decline in sales for the period, and a $1.3 million decrease, primarily related to skin care inventory write-offs and complimentary products shipped in 2007 in connection with the recall of our North American Optimal Restoring Serum. Cost of sales as a percentage of net sales for the nine months ended September 30, 2008 decreased slightly to 14.4% as compared to 14.5% for the same period in 2007.

Commission costs for the three months ended September 30, 2008 decreased by 23.0%, or $9.4 million, to $31.5 million as compared to $40.9 million for the same period in 2007. The decrease in commissions primarily related to the decrease in commissionable net sales. For the three months ended September 30, 2008, commissions as a percentage of net sales decreased to 40.4% from 42.2% for the same period of 2007, which is due to the change in the sales mix between packs and products and between countries.

Commission costs for the nine months ended September 30, 2008 decreased by 17.7%, or $23.8 million, to $110.5 million as compared to $134.3 million for the same period in 2007. The decrease in commissions primarily related to the decrease in commissionable net sales. For the nine months ended September 30, 2008, commissions as a percentage of net sales increased to 43.1% from 42.9% for the same period of 2007, which is due to the change in the sales mix between packs and products and between countries.

Incentive costs for the three months ended September 30, 2008 decreased by 60.9%, or $1.4 million, to $0.9 million as compared to $2.3 million for the same period in 2007. For the three months ended September 30, 2008, the costs of incentives, as a percentage of net sales, decreased to 1.2% from 2.4%, for the same period of 2007, primarily due to reduced sales bonuses in Korea due to reduced sales for the period.

Incentive costs for the nine months ended September 30, 2008 decreased by 29.3%, or $2.4 million, to $5.8 million as compared to $8.2 million for the same period in 2007. For the nine months ended September 30, 2008, the costs of incentives, as a percentage of net sales, decreased to 2.3% from 2.6% for the same period in 2007, primarily due to reduced sales bonuses in Korea due to reduced sales for the period.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

Selling and administrative expenses for the three months ended September 30, 2008 decreased by $2.6 million, or 12.1%, to $18.8 million as compared to $21.3 million for the same period in 2007. As a percentage of net sales, selling and administrative expenses increased to 24.0% from 22.0% for the same period in 2007. The decrease in selling and administrative expenses consisted of a decrease in freight costs of $1.3 million, due to the decrease in product and pack shipments, and a decrease of $1.1 million in total compensation and compensation-related costs. The decrease in compensation and compensation-related costs is due to a decrease in payroll and payroll-related costs of $0.2 million, and a decrease in temporary and contract labor of $0.9 million, both of which were due to decreased headcount due to the staff reduction in second quarter 2008, as well as reduced usage of contract labor.

Selling and administrative expenses for the nine months ended September 30, 2008 remained consistent with the same period of 2007 at $63.3 million. As a percentage of net sales, selling and administrative expenses increased to 24.7% from 20.2% for the same period in 2007. Compensation and compensation-related costs increased by $4.2 million, which was offset by a decrease in freight costs of $3.3 million, due to the decrease in product and pack shipments, and a decrease in marketing costs of $0.9 million, primarily related to a change in distribution of an internal publication to associates. The increase in compensation and compensation-related costs of $4.2 million is due to an increase in payroll and payroll-related costs of $6.0 million, offset by a decrease in temporary and contract labor of $1.6 million and a decrease in stock option expense of $0.2 million, all of which were due to the conversion of a number of temporary and contract labor positions to permanent employees, normal merit increases, decreased capitalization of salaries for the development of our new ERP system, and costs related to a staff reduction.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2008 increased by 7.4%, or $0.2 million, to $3.2 million as compared to $3.0 million for the same period in 2007. As a percentage of net sales, depreciation and amortization expense increased to 4.1%from 3.1% for the same period in 2007.

Depreciation and amortization expense for the nine months ended September 30, 2008 increased by 26.7%, or $1.9 million, to $9.2 million as compared to $7.3 million for the same period in 2007. As a percentage of net sales, depreciation and amortization expense increased to 3.6%from 2.3% for the same period in 2007. The increase in depreciation and amortization expense primarily related to placing into service our new ERP system, which cost an aggregate of approximately $34 million and is being amortized over 5 years.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses.

Other operating costs for the three months ended September 30, 2008 decreased by $1.3 million, or 10.2%, to $11.5 million as compared to $12.8 million for the same period in 2007. For the three months ended September 30, 2008, other operating costs as a percentage of net sales increased to 14.7% from 13.2% for the same period in 2007. The decrease in other operating costs was primarily due to a decrease in travel costs of $0.5 million and a decrease in credit card fees and royalties of $0.9 million related to sales declines.

Other operating costs for the nine months ended September 30, 2008 increased by $8.1 million, or 19.5%, to $49.5 million as compared to $41.4 million for the same period in 2007. For the nine months ended September 30, 2008, other operating costs as a percentage of net sales increased to 19.4% from 13.2% for the same period in 2007. The increase in other operating costs was primarily due to a $12.7 million increase in legal, accounting, and consulting costs related to ongoing legal matters and global expansion activities and the write-off of capitalized consulting fees related to a sales software project, partially offset by a decrease in travel costs of $1.4 million, a decrease in credit card fees and royalties of $1.8 million related to sales declines, and a $1.3 million decrease in various expenses due to changes in contracts and our new ERP system.

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

Other expense, net for the three and nine months ended September 30, 2008 was $2.0 million and $2.5 million, respectively, as compared to $0.2 million and $0.1 million for the same periods in 2007, respectively.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three and nine months ended September 30:

Country	2008	2007
United States	37.5%	37.5%
Australia	30%	30%
United Kingdom	28%	30%
Japan	42%	42%
Republic of Korea	27.5%	27.5%
Taiwan	25%	25%
Switzerland*	16.2%	—

_________________________

* The Company opened its Switzerland office in January 2008.

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, or SFAS 109, to account for income taxes. The provisions of SFAS 109 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we review the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of September 30, 2008 and December 31, 2007, we maintained our valuation allowance for deferred tax assets in Taiwan totaling $0.7 million as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in SFAS 109, cannot be met.

The dollar amount of the (provision) benefit for income taxes is directly impacted by our profitability and changes in taxable income among countries. For the three months ended September 30, 2008, our effective income tax rate increased to 39.5% from 18.5% for the same period in 2007. The increase is due to a release of $1.3 million of taxes payable in the third quarter of 2008 related to uncertain income tax positions due to the closure of tax years by expiration of the statue of limitations and a change in management’s estimates in the third quarter of 2007 concerning anticipated annual operating results, including the mix of income between tax jurisdictions. For the nine months ended September 30, 2008, our effective income tax rate increased to 35.0% from 33.1% for the same period in 2007.

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, funding international expansion, and payment of quarterly cash dividends. We generally fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our needs through net cash flows from operations. As of September 30, 2008, we had $35.0 million in cash and cash equivalents which can be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Cash and Cash Equivalents and Investments

As of September 30, 2008, our cash and cash equivalents decreased by 25.7%, or $12.1 million, to $35.0 million from $47.1 million at December 31, 2007. The decrease in cash and cash equivalents is related to the current period loss, adjusted for noncash items, the acquisition of additional inventory, purchases of property and equipment, increases of payables and accrued expenses due to the timing of payments, and the payment of dividends, which was offset by conversion of our long-term investments to cash and cash equivalents in 2008 and a decrease in prepaid expenses. As of September 30, 2008, our investments have all been converted to cash equivalents as compared to an investment balance of $13.0 million as of December 31, 2007.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2008 our working capital increased by $3.4 million, or 13.3%, to $29.0 million from $25.6 million at December 31, 2007. The increase in working capital primarily relates to changes in short-term tax accounts, an increase in inventory, and a decrease in deferred revenues, partially offset by a decrease in cash and prepaid expenses and an increase in operating liabilities.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30:

	2008	2007
Provided by (used in):	(in millions)
Operating activities	$(18.0)	$7.0
Investing activities	$10.1	$(13.6)
Financing activities	$(5.4)	$(4.6)

Operating Activities

Cash used in operating activities was $18.0 million for the nine months ended September 30, 2008 compared to cash provided by operating activities of $7.0 million for the same period in 2007. The decrease in cash flows was primarily due to the net loss for the period as a result of a decrease in sales.

Investing Activities

For the nine months ended September 30, 2008, our net investing activities provided cash of $10.1 million compared to using cash of $13.6 million for the same period in 2007. During the first nine months of 2008, we sold investments for net proceeds of $13.0 million. For the first nine months of 2008, we purchased $4.5 million in capital assets compared to purchasing $10.9 million in capital assets for the same period in 2007. In addition, in 2008, we reduced restricted cash by $1.6 million related to operations in the Republic of Korea as compared to increasing restricted cash by $2.7 million in 2007.

Financing Activities

For each of the nine months ended September 30, 2008 and 2007, we used cash of $5.3 million and $4.8 million, respectively, to fund payment of cash dividends to our shareholders.

Our quarterly cash dividend was $0.02 per share. The dividend is a reduction of $0.07 per share from the dividend paid in the second quarter of 2008. During 2008 and 2007, we have declared and paid the following dividends:

Declared date	Date of record	Date paid	Total amount	Paid per common share
March 13, 2007	March 28, 2007	April 13, 2007	$2.4 million	$0.09
June 14, 2007	June 29, 2007	July 20, 2007	$2.4 million	$0.09
September 27, 2007	October 11, 2007	October 25, 2007	$2.4 million	$0.09
November 6, 2007	November 30, 2007	December 21, 2007	$2.4 million	$0.09
February 22, 2008	March 7, 2008	March 28, 2008	$2.4 million	$0.09
April 30, 2008	June 5, 2008	June 26, 2008	$2.4 million	$0.09
August 26, 2008	September 10, 2008	September 29, 2008	$0.5 million	$0.02

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

Off-Balance Sheet Arrangements

We do not have any special-purpose entity arrangements, nor do we have any off-balance sheet arrangements. However, we do maintain certain future commitments and obligations associated with various agreements and contracts. As of September 30, 2008, our future maturities of existing commitments and obligations were as follows:

	Remaining 2008	2009	2010	2011	2012	Thereafter	Total
Purchase obligations	$3,463	$9,090	$7,715	$4,956	$2,535	$3,150	$30,909
Operating leases	733	2,059	1,539	1,128	1,088	3,517	10,064
Employment agreements	815	2,863	566	22	—	—	4,266
Post-employment royalty	75	492	492	492	492	1,354	3,397
Capital lease obligations	32	126	121	30	—	—	309
Total commitments and obligations	$5,118	$14,630	$10,433	$6,628	$4,115	$8,021	$48,945

We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards.We have maintained purchase commitments with certain of our raw material suppliers to purchase minimum quantities to ensure exclusivity of our raw materials and proprietorship of our products. Currently, we have six supply agreements that require minimum purchase commitments. We expect to meet our minimum monthly-required purchase commitments. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any set minimums.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2008:

Allowance for Doubtful Accounts

Accounts receivable consists of receivables from manufacturers, independent associates and members, and are carried at their estimated collectible amounts. As of September 30, 2008, net accounts receivable totaled $0.3 million. We simultaneously receive payment for an order when the order ships. If the payment is rejected or if it does not match the order total, a receivable is created. We periodically review receivables for realizability and base collectability upon assumptions, historical trends, and recent account activities. If our estimates regarding estimated collectability are inaccurate or consumer trends change in an unforeseen manner, we may be exposed to additional write-offs or bad debts. As of September 30, 2008, we recorded an allowance for doubtful accounts of $0.1 million.

Inventory Reserves

Inventory consists of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. We record the amounts charged by vendors as the cost of inventory. Typically, the net realizable value of our inventory is higher than the aggregate cost. Determination of net realizable value can be complex and, therefore, requires a high degree of judgment. In order for management to make the appropriate determination of net realizable value, the following items are considered: inventory turnover statistics, current selling prices, seasonality factors, consumer demand, regulatory changes, competitive pricing, and performance of similar products. If we determine the carrying value of inventory is in excess of estimated net realizable value, we write down the value of inventory to the estimated net realizable value.

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding fair market value or obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. As of September 30, 2008 and December 31, 2007, our inventory reserves were $0.8 million and $0.5 million, respectively. At September 30, 2008, the net carrying value of our inventory was $29.0 million.

Long Lived Fixed Assets and Capitalization of Software Development Costs

In addition to capitalizing long lived fixed asset costs, we also capitalize costs associated with internally-developed software projects (collectively, “fixed assets”) and amortize such costs over the estimated useful lives of such fixed assets. Fixed assets are carried at cost, less accumulated depreciation computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining lease terms or the estimated useful lives of the improvements. Expenditures for maintenance and repairs are charged to operations as incurred. If a fixed asset is sold or otherwise retired or disposed of, the cost of the fixed asset and the related accumulated depreciation or amortization is written off and any resulting gain or loss is recorded in other operating costs in our consolidated statement of operations.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2008, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life		Net carrying value at September 30, 2008
Office furniture and equipment	5 to 7 years		$3.2 million
Computer hardware and software	3 to 5 years		31.0 million
Automobiles	3 to 5 years		0.1 million
Leasehold improvements	2 to 10 years	(1)	3.8 million
Construction in progress	2 to 10 years	(2)	0.9 million
Total net carrying value at September 30, 2008			$39.0 million

___________________

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
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

Uncertain Income Tax Positions and Tax Valuation Allowances

As of September 30, 2008, we recorded $0.5 million in taxes payable and $0.1 million in other long-term liabilities in our consolidated balance sheet related to uncertain income tax positions. As required by the FASB’s Interpretation No. 48, or FIN 48, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2008, we maintained a valuation allowance for deferred tax assets arising from our operations in Taiwan because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of the FASB’s Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” In addition, as of September 30, 2008, we had deferred tax assets, after valuation allowance, totaling $9.9 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenue from sales of our products, sales of our starter and renewal packs and shipping fees. Substantially all of our product and pack sales are made to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any sales taxes. Total deferred revenue consists of revenue received from (i) sales of packs and products shipped but not received by the customers at period end; (ii) one-year magazine subscriptions; (iii) pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack; and (iv) prepaid registration fees from customers planning to attend a future corporate-sponsored event. We recognize revenue from shipped packs and products upon receipt by the customer. We recognize revenue related to future corporate-sponsored events when the event is held. All other deferred revenue is recognized over one year. At September 30, 2008, total deferred revenue was $3.8 million. Although we have no immediate plans to significantly change the contents of our packs or our shipping methods, any such change in the future could result in additional revenue deferrals or cause us to recognize deferred revenue over a longer period of time. For example, if we were to decrease the number of items included in our packs while keeping the sales price of the packs the same, we would have to defer additional revenue and recognize the additional deferred revenue over one year.

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

Historically, sales returns estimates have not materially deviated from actual sales returns. Based upon our return policies, we estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers return their merchandise within the first 90 days after the original sale. Sales returns for the nine months ended September 30, 2008 were comprised of the following (in thousands):

Sales reserve as of December 31, 2007	$572
Provision related to sales made in 2008	3,466
Provision related to sales made prior to 2008	264
Actual returns or credits in 2008 related to 2008	(2,778)
Actual returns or credits in 2008 related to prior periods	(837)
Sales reserve as of September 30, 2008	$687

Accounting for Stock-Based Compensation

We grant stock options to our employees and board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the nine months ended September 30, 2008, our assumptions and estimates used for the calculated fair value of stock options granted in 2008 were as follows:

	January 2008 grant	February 2008 grant	March 2008 grant	June 2008 grant #1	June 2008 grant #2	August 2008 grant
Estimated fair value per share of options granted:	$2.11	$2.26	$2.81	$2.06	$2.06	$1.85
Assumptions:
Annualized dividend yield	6.08%	5.63%	4.83%	5.96%	5.97%	3.48%
Risk-free rate of return	3.06%	2.67%	2.48%	3.17%	3.57%	2.97%
Common stock price volatility	63.80%	61.90%	62.70%	60.40%	59.80%	60.10%
Expected average life of stock options (in years)	4.5	4.5	4.5	4.5	4.5	4.5

Historically, the estimates for our assumptions have not materially deviated from our actual reported results and rates. However, the assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of September 30, 2008, using our current assumptions and estimates, we anticipate recognizing $0.9 million in gross compensation expense through 2011 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, multiplied by the number of stock options awarded. As of September 30, 2008, we had 765,224 shares available for grant under our 2008 Stock Incentive Plan, which was approved by our shareholders at the 2008 Annual Shareholders’ Meeting held on June 18, 2008.

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

Recent Accounting Pronouncements

SFAS 157. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. The provisions of SFAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, with the exception of nonfinancial assets and liabilities that are not currently recognized or disclosed at fair value in the financial statements on a recurring basis, for which SFAS 157 is effective for fiscal years beginning after November 15, 2008. Our adoption of SFAS 157 on January 1, 2008 did not have a significant effect on our consolidated financial position, results of operations, or cash flows. See Note 9 (“Fair Value”) to the consolidated financial statements included in this report for more information.

SFAS 141(R). In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in an acquisition. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions in fiscal years beginning after December 15, 2008. We will apply SFAS 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, into Germany in 2006, and into South Africa in 2008. Our United States operation services shipments to Canada and South Africa. Our Australian operation services shipments to New Zealand, and our United Kingdom operation services shipments to Denmark and Germany. We translate our revenues and expenses in foreign markets using average rates. We translate assets and liabilities using current (spot) rates.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, and South Africa. In 2008, we began to have exposure to foreign currency exchange rate risk related to our corporate office in Switzerland. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2008 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	$0.79380	$0.97760	$0.91337	$0.82110
Canada (Dollar)	$0.93010	$1.02230	$0.98280	$0.96360
Denmark (Krone)	$0.18700	$0.21390	$0.20414	$0.19320
Germany (Euro)	$1.39490	$1.59520	$1.52254	$1.44490
Japan (Yen)	$0.00893	$0.01028	$0.00946	$0.00945
New Zealand (Dollar)	$0.65060	$0.81690	$0.76026	$0.68100
Republic of Korea (Won)	$0.00085	$0.00108	$0.00099	$0.00085
South Africa (Rand)	$0.12150	$0.14910	$0.13062	$0.12240
Switzerland (Franc)	$0.87840	$1.01670	$0.94708	$0.91180
Taiwan (Dollar)	$0.03075	$0.03332	$0.03222	$0.03111
United Kingdom (British Pound)	$1.75150	$2.03110	$1.94894	$1.81750

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action Lawsuits

We have been sued in the following three securities class action lawsuits, each of which remained pending at September 30, 2008:

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

On July 12, 2007, Lead Plaintiff for the putative class filed a Second Amended Consolidated Class Action Complaint, which is substantively similar to the Amended Consolidated Class Action Complaint filed on March 22, 2007, and reported in our previous filings, but expands the class period to July 5, 2007, and adds references to an enforcement lawsuit discussed below, which was filed by the Texas Attorney General against the Company on July 5, 2007, and the subsequent drop in our stock price.

We filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on August 27, 2007, arguing that the complaint did not meet the heightened pleading standards of the Private Securities Litigation Reform Act. Lead Plaintiffs filed their Opposition Brief on December 20, 2007, and we filed our Reply Brief in Support of our Motion on January 22, 2008.

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

On March 20, 2008, we announced that we had reached a final settlement of the securities class action with the Lead Plaintiffs. This settlement, which is subject to among other things preliminary and final Court approval, would resolve all the claims in the litigation. Without admitting any liability or wrongdoing of any kind, we agreed to authorize payment to the plaintiff class of $11.25 million. We will pay $2.27 million in cash as part of the settlement, and the remainder will be funded by our insurer. We and Lead Plaintiffs’ counsel are continuing to negotiate final settlement terms and documents.

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

Shareholder Derivative Lawsuits

We have also been sued in the following five purported derivative actions, which remained pending at September 30, 2008:

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

On June 13, 2008 we announced that we had reached a final settlement with all derivative plaintiffs. This settlement, which is subject to among other things preliminary and final Court approval, would resolve all the claims in each of the five pending derivative lawsuits. Without admitting any liability or wrongdoing of any kind, we have implemented, or agreed to implement certain corporate governance changes. We also agreed to cover the derivative plaintiffs’ counsels’ fees and expenses up to a sum of $0.9 million. This settlement payment would be funded by the Company’s insurer.

On September 22, 2008, a Stipulation of Settlement was entered into between us, the individual defendants, and the derivative plaintiffs (Middleton, Nystrom, Schrimpf, and Gardner). Motions seeking preliminary approval of the settlement, along with the Stipulation of Settlement, were filed in the United States District Court for the Northern District of Texas in the Middleton and Nystrom cases on September 22, 2008. The Court signed an order preliminarily approving the settlement on October 2, 2008, which was entered by the Court on October 6, 2008. The Court set a hearing for final approval on January 13, 2009, at 10:00 a.m. The Special Litigation Committee approved the settlement as in our and our shareholders’ best interests on October 10, 2008.

Because these are derivative lawsuits, purportedly brought in our best interests, the settlement is subject to the Court’s final approval after notice of the terms of the settlement has been provided to all current shareholders, who include all shareholders holding our stock from August 10, 2004 through the present. Current shareholders will have the right to object to the settlement in writing to the court once the court has set a hearing for final approval. Additional information about the settlement is available in the Notice of Proposed Settlement of Shareholder Derivative Actions posted on our website, www.mannatech.com.

In response to these actions, we continue to work with our experienced securities litigation counsel to vigorously defend ourselves and our officers and directors.

Texas Attorney General Lawsuit

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

Potential SEC Enforcement Action

In a letter dated August 29, 2008, otherwise known as a “Wells Notice,” the Staff of the Securities and Exchange Commission indicated to us that they intended to recommend that a civil injunctive action or cease and desist proceeding be commenced against us, as well as Stephen Fenstermacher, the Chief Financial Officer, and Larry Jobe, the Chairman of the Audit Committee of the Board of Directors. Our response to the Wells notice, along with the responses of Mr. Fenstermacher and Mr. Jobe, were submitted to the Staff on October 3, 2008. In a letter dated October 31, 2008, the Staff informed us that it had completed its investigation of Mannatech and was not recommending enforcement action against us relating to the timing and completeness of our October 2007 Form 8-K disclosure regarding our dismissal of Grant Thornton LLP as our independent registered public accountants. We were also informed that the Staff had terminated its investigation and was not recommending enforcement action against our Chief Financial Officer and Chairman of the Audit Committee. The receipt of the Staff’s notice was disclosed in a Form 8-K filed with the SEC on November 5, 2008.

Patent Infringement Litigation

Mannatech, Inc. v. Glycoproducts International, Inc. f/k/a Glycobiotics International, Inc.

The first of our two patent infringement suits has successfully concluded with a jury trial and verdict in our favor on all patent infringement claims, a permanent injunction against the continued manufacture, offer, and sale of the infringing glyconutritional product marketed under the brand name “Glycomannan” by Glycoproducts International, Inc. f/k/a Glycobiotics International, Inc. (“Glycobiotics”), and a finding that Glycobiotics committed trademark infringement against our Ambrotose® trademark.

On March 16, 2006, we first filed a patent infringement lawsuit against Glycobiotics for infringement of our utility United States Patent No. 6,929,807 (“Compositions of Plant Carbohydrates as Dietary Supplements”) in the United States District Court of the Northern District of Texas, Dallas Division. On February 9, 2007, we filed an Amended Complaint, which added patent infringement claims relating to our utility United States Patent No. 7,157,431 (also entitled “Compositions of Plant Carbohydrates as Dietary Supplements”).

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

The one-week jury trial began on May 5, 2008, and the jury returned its verdict in our favor on May 9, 2008. The Court then issued a memorandum opinion finding that Glycobiotics infringed both patents-at-issue and entered a broad permanent injunction against Glycobiotics. The injunction enjoins Glycobiotics and related parties from making, using, offering, selling, or otherwise distributing within the United States its infringing glyconutritional product Glycomannan or any substantially equivalent product that would infringe our patents. The injunction also prohibits Glycobiotics from inducing others to infringe or assisting others in the infringement of our patents. Glycobiotics must also take all Glycomannan in its control, and make every reasonable effort to re-acquire all Glycomannan from third parties, and deliver all such product to us for destruction. Finally, Glycobiotics is also prohibited from falsely advertising the nature, quality, characteristics, or qualities of our glyconutritional products, including Ambrotose®.

Further, on October 16, 2008, the Court entered an order granting us $0.8 million in reasonable attorney fees for our successful prosecution of our infringement claims. We will take every step to collect this amount from Glycobiotics and to ensure that Glycobiotics fully complies with the Court’s final judgment, including collecting all Glycomannan and delivering it for destruction.

Mannatech, Inc. v. K.Y.C. Inc. d/b/a Techmedica Health Inc., Triton Nutra, Inc., Ionx Holdings, Inc., and John Does 1-30

We have also filed a patent infringement lawsuit in the United States District Court of the Northern District of Texas, Dallas Division, against K.Y.C. Inc. d/b/a Techmedica Health, Inc. (“Techmedica”), Triton Nutra, Inc., Ionx Holdings, Inc. (“Ionx”), and John Does 1-30 for alleged infringement of our utilities United States Patent Nos. 6,929,807, 7,157,431, 7,196,064, 7,199,104, and 7,202,220, all entitled “Compositions of Plant Carbohydrates as Dietary Supplements.”  The lawsuit seeks to stop the manufacture, offer, and sale of defendants’ infringing glyconutritional products, including those marketed under the brand names “Nutratose” and “Activive,” as well as cessation of defendants’ false advertising about our products, including Ambrotose®.

On May 5, 2006, we first filed suit against Techmedica for alleged infringement of the ‘807 Patent. After Techmedica claimed that Triton Nutra manufactured its glyconutritional products, we amended our complaint on February 6, 2007 to add Triton Nutra as a defendant, as well as infringement claims related to the newly issued ‘431 Patent against both Techmedica and Triton Nutra. When Triton Nutra failed to answer the Amended Complaint, we requested, and the Clerk of Court entered, default against Triton Nutra on May 3, 2007.

On August 10, 2007, the Court stayed the case until after judgment issued in our patent infringement suit against Glycoproducts International, Inc. f/k/a Glycobiotics International, Inc. (“Glycobiotics”). During the stay, on February 28, 2008, a federal grand jury indicted the presidents of Techmedica Health and Triton Nutra for violations of federal drug distribution laws, wire and mail fraud, and money laundering. The government is seeking any property derived from these activities, including over $17 million in cash and various real estate and other property. After the indictment, Ionx purchased the remaining assets of Techmedica, including its glyconutritional products.

Following our successful prosecution of our patent infringement suit against Glycobiotics, on July 30, 2008, the Court granted our unopposed motion to lift the stay in this suit. We filed our Second Amended Complaint on September 18, 2008, adding Ionx and John Does 1-30 as defendants and infringement claims related to the ‘064, ‘104, and ‘220 Patents, and naming Activive as an additional infringing glyconutritional product. On October 13, 2008, Techmedica and Ionx filed their identical answers and counterclaims, which seek to claim that our patents-in-suit are invalid, unenforceable, or otherwise are not infringed by defendants.

Shortly after filing our Second Amended Complaint, we identified and disclosed to defendants seven additional infringing products: Candidol, Claritose, Lupazol, Respitrol, Rhumatol, Synaptol, and Viratrol. In its deposition on

October 10, 2008, Techmedica testified that all nine identified products are comprised of the same encapsulated ingredients.

We will continue to vigorously prosecute this case. Given the precedence set by the Glycobiotics case, we continue to believe the likelihood of an unfavorable outcome is remote, and with no counterclaims seeking monetary damages, our potential loss is limited to an award of the defendants’ court costs.

Litigation in General

We also have several other pending claims incurred in the normal course of business. In our opinion, such claims can be resolved without any material adverse effect on our consolidated financial position, results of operations, or cash flows.

We maintain certain liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by our insurance policies, or our insurance carriers could refuse to cover certain of these claims in whole or in part. We accrue costs to defend ourselves from litigation as they are incurred or as they become determinable.

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial condition could nonetheless be materially affected by an adverse judgment. We believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages we might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, we have accrued $15.7 million as of September 30, 2008 for these matters, which is included in accrued expenses in our Consolidated Balance Sheet.

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

MANNATECH, INCORPORATED

November 7, 2008	/S/ WAYNE L. BADOVINUS
Wayne L. Badovinus President and Chief Executive Officer (principal executive officer)

November 7, 2008	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher Chief Financial Officer and Senior Vice President (principal financial officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amendment to Purchase Agreement between Mannatech and Marinova PTY, Limited, dated May 6, 2008 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act).	10-Q	000-24657	10.4	August 11. 2008
10.2	Employment Agreement between Terri F. Maxwell and Mannatech, dated August 28, 2008.	8-K	000-24657	10.1	September 2, 2008
10.3	2008 Stock Incentive Plan	DEF 14A	000-24657	Appendix B	April 29, 2008
31.1*	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

_____________

* filed herewith.