Form 10-K
period 2008-12-31
MANNATECH INC
filed 2009-03-12
CIK 1056358

2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________to ________

Commission File No. 000-24657

MANNATECH, INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code: (972) 471-7400

Securities Registered Pursuant to Section 12(b) of the Act:None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Title of each class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer ☒	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was $85,313,436,based on the closing sale price of $5.44, as reported on the NASDAQ Global Market.

The number of shares of the Registrant’s common stock outstanding as of March 6, 2009 was 26,460,788 shares.

Documents Incorporated by Reference

Mannatech incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2009 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below and in the “Risk Factors” section in Item 1A of this Form 10-K, and elsewhere in this Form 10-K and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

•	overall growth or lack of growth in the nutritional supplements industry;
•	plans for expected future product development;
•	changes in manufacturing costs;
•	shifts in the mix of packs and products;
•	the future impact of any changes to global associate career and compensation plans or incentives;
•	the ability to attract and retain independent associates and members;
•	new regulatory changes that may affect operations and/or products;
•	the competitive nature of our business with respect to products and pricing;
•	publicity related to our products or network-marketing; and
•	the political, social, and economic climate.

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

Our products are not intended to diagnose, cure, treat, or prevent any disease and any statements about our products contained in this report have not been evaluated by the Food and Drug Administration.

PART I

Item 1. Business

Overview

Mannatech, Incorporated is a global wellness solution provider, which was incorporated and began operations in November 1993. We currently sell our products in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, and Singapore. We develop and sell innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that target optimal health and wellness. We operate as a single business segment and primarily sell our products and starter and renewal packs through a network of independent associates and members. As of December 31, 2008, we had approximately 531,000 independent associates and members who have purchased our products within the last 12 months.

We sell our products through network-marketing, which we feel is a very effective communication channel for information about both our business and our products. Today there are thousands of products that can be purchased by consumers through a vast array of channels including retail centers, mass marketing, the Internet, or network-marketing. We believe the network-marketing channel allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. We also believe network-marketing effectively accelerates new product introduction into the global marketplace at a lower cost than other more conventional marketing methods such as expensive ad campaigns. In addition, network-marketing provides our business-building independent associates with an avenue to supplement their income and develop financial freedom by building their own businesses centered around our business philosophies and unique products.

Since our initial public offering in February 1999, our common stock has traded on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol “MTEX”. Information for each of our five most recent fiscal years, with respect to our net sales, results of operations, and identifiable assets is set forth in “Item 6. – Selected Financial Data” of this report.

Available Information

We make available free of charge, through our Internet website (www.mannatech.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and certain other information filed or furnished with the Securities and Exchange Commission, or the SEC, as soon as reasonably practicable after electronically filing, or furnishing such material. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Mannatech, Incorporated, that electronically file with the SEC at http://www.sec.gov. Additionally, such materials are available in print upon the written request of any shareholder to our principle executive office located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019, Attention: Investor Relations or by contacting our investor relations department at (972) 471-6512 or IR@mannatech.com.

Business Segment, Products and Product Development

Business Segment. We operate as a single business segment – primarily as a seller of nutritional supplements through network-marketing distribution channels in twelve countries. For more information with respect to the financial results and conditions of our business segment, including financial information about geographic areas, see Note 17 to our consolidated financial statements.

Products. Scientists have discovered that a healthy body consists of many sophisticated components working in harmony to achieve optimal health and wellness and requires accurate cellular communication to function at an optimal level. In its most basic form, a body’s internal communication occurs at the cellular level and is referred to as cell-to-cell communication. Scientists also discovered that there are more than 200 monosaccharides, also called glyconutrients or sugar molecules, which form naturally. Eight of these specific monosaccharides are considered vital components for cellular communication in the human body. Furthermore, scientists discovered that these monosaccharides attach themselves to certain proteins, which then form a molecule called glycoprotein. Harper’s Biochemistry, a leading and nationally-recognized biochemistry reference source, recognizes that these eight sugar molecules are found in human glycoproteins and are believed to be essential in helping to promote and provide effective cell-to-cell communication in the human body. These eight monosaccharides are:

•	fucose;
•	galactose;
•	glucose;
•	mannose;
•	N-acetylgalactosamine;
•	N-acetylglucosamine;
•	N-acetylneuraminic acid; and
•	xylose.

The history of our proprietary ingredients is as follows:

•	In 1994, we developed and began selling our first products containing Manapol®, an ingredient that supports cell-to-cell communication.
•

In 1996, we enhanced our products based on the study of glycoproteins and our scientists developed our own proprietary compound, Ambrotose® complex, which we patented. Our Ambrotose® complex is a blend of specific monosaccharides that help provide support for the immune system.

•

In 2001, we broadened our proprietary ingredients by developing the Ambroglycin® blend, a balanced food-mineral matrix which helps deliver nutrients to the body and which is used in our proprietary Catalyst™ tablets and the Glycentials® products.

•	In 2004, we introduced our proprietary blend of antioxidant nutrients, MTech AO Blend®, which is used in our proprietary antioxidant Ambrotose AO® product.
•

In 2006, we introduced a unique blend of plant-based minerals, natural vitamins, and standardized phytochemicals for use in our proprietary PhytoMatrix® product. We also introduced a compound used in reformulated Advanced Ambrotose® complex. This compound allows a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe to be produced in a stable powdered form.

•

In 2007, we introduced into the United States market our skin care line of products that supports skin’s natural texture, beauty, and elasticity. We also launched our PhytoMatrix® caplets, Advanced Ambrotose® capsules and Manna•Bears™supplement into international markets.

•	In 2008, we launched some highly notable new products such as:
▪

Our BounceBack™ capsules, a proprietary proteolytic enzyme and phytosterol dietary supplement that supports the body’s natural recovery processes associated with physical activity. In a double-blind, placebo-controlled human clinical study, BounceBack™ was found to have significant, beneficial effects for aiding recovery after physical activity.

▪	Our OsoLean™ powder, a proprietary version of whey protein peptide technology which assists targeted fat loss when combined with exercise and a healthy diet.

Our product philosophy focuses on a full spectrum of quality nutritional and personal care products aimed at promoting and maintaining optimal health and wellness. We also offer our independent associates sales aids, including various enrollment and renewal packs, orientation and training programs, brochures, audio and videotapes, DVDs, web-based data management tools, and personalized website development. There are three major categories of our products:

Optimal Health,which offers a variety of nutritional supplements that aid in optimizing overall health and wellness. This category includes a variety of daily nutritional supplements, health solutions for children, and additional nutrients to help keep specific body systems healthy.

Optimal Weight and Fitness, which offers products designed to curb appetite and burn fat, build lean muscle tissue, and support recovery from overexertion.

Optimal Skin, which offers several products designed to improve and strengthen the skin’s own natural texture, softness and elasticity including damaged areas, as well as help deliver vital antioxidants to the skin.

The following table summarizes our products by category:

Product Category	Representative Products
Optimal Health

Ambrotose® complex, Ambrotose AO®, Advanced Ambrotose®, PhytoMatrix®, Glyco-Bears®, MannaBears™, Catalyst™, PLUS™, Manna-C™, CardioBALANCE®, ImmunoSTART®, BounceBack™, MannaCLEANSE™, PhytAloe®, GI-Pro®, and GI-Zyme®.

Optimal Weight and Fitness	OsoLean™, Accelerator3™, FiberSlim®, GlycoSlim®, AmbroStart®, SPORT™, and EmPact®.
Optimal Skin	Emprizone®, FIRM with Ambrotose®, Face Cleansing Cream, Skin Lotion, Skin Serum, Eye Cream, After Shave Milk, Cleansing Oil, and Skin Cream.

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

To maintain a flexible operating strategy and the ability to increase production capacity, we contract with third-parties to manufacture all of our products, which allows us to effectively respond to fluctuations in demand with minimal investment and helps control our operating costs. We believe our suppliers and manufacturers are capable of meeting our current and projected inventory requirements over the next several years. However, as a safety measure, we have also identified and approved alternative suppliers and manufacturers to ensure that our global demands are met in a timely manner and to help minimize any risk of business interruption.

Industry Overview

Nutrition Industry

We operate in the nutritional supplement industry and distribute and sell our products through our own global network-marketing channel. The nutritional supplement industry is highly fragmented and intensely competitive. It includes companies that manufacture and distribute products that are generally intended to enhance the body’s performance and well being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals, and compounds derived therefrom. Prior to 1990, all dietary supplements in the United States were tightly regulated by the Food & Drug Administration (“FDA”) and only included essential nutrients such as vitamins, minerals, and proteins. In 1990, the Nutrition Labeling and Education Act expanded the category to include “herbs or similar nutritional substances,” but the FDA maintained control over pre-market approval. However, in 1994, the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) was passed in the United States, drastically changing the dietary supplement marketplace. The DSHEA was instrumental in expanding the category of dietary supplements to further include herbal and botanical supplements and ingredients such as ginseng, fish oils, enzymes, and various mixtures of these ingredients. Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.

Nutritional supplements are sold through mass market retailers, drug stores, supermarkets, discount stores, health food stores, mail order companies, and direct sales organizations. Direct selling, of which network-marketing is a significant segment, has grown significantly and has been enhanced in the past decade as a distribution channel due to advancements in technology and communications resulting in improved product distribution and faster dissemination of information.

The Nutrition Business Journal is a research, publishing and consulting company serving the nutrition, natural products, and alternative health care industries. According to the Nutrition Business Journal, Supplement Business Report 2008, the United States’ supplement sales to consumers in 2007 were $23.7 billion, which represented a sales growth of 5.8%. Also in the report was a forecast for a 4-6% compound annual sales growth rate for 2008 through 2017. Historical sales for 2007 and 2006, and growth forecasts for 2008 from the different sectors within the United States nutrition industry were as follows:

Nutrition Industry Sector	Projected 2008	2007	2006
Functional foods	36%	37%	37%
Nutritional supplements	25%	25%	26%
Natural and organic foods	29%	28%	28%
Natural personal care	10%	10%	9%
Total nutrition industry	100%	100%	100%

Of the total reported annual revenues from the United States nutrition industry, sited above, the percentage of total annual revenues by sales outlet type for 2007 and 2006 were as follows:

Nutrition Industry Sales Outlet	2007	2006
Grocer, drug, mass merchandise or club	54%	54%
Specialty retail	33%	33%
Mail order	2%	2%
Multi-level marketing/direct selling	8%	8%
Practitioner	2%	2%
Internet	1%	1%
Total sales by sales outlet	100%	100%

The Nutrition Business Journal also reported that global nutritional industry sales for 2007 were $246.4 billion, which represented sales growth of 7.9%. Predictions for 2008 were that the global nutritional industry would grow 7.7%. The expected growth rate for the global nutrition industry is largely attributed to the following:

•	the wide acceptance of the Internet and increased access to information by consumers;
•	the rising cost of traditional health care;
•	the growing acceptance and study of the concept of natural-based alternatives;
•	the general aging of the population;
•	the passage of regulatory acts in foreign markets similar to those in the United States, such as the DSHEA; and
•	the innovation of products.

Direct Selling/Network-Marketing Channel

Since the 1990’s, the direct selling and network-marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct-selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, by-pass expensive ad-campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. Direct selling is a channel of distribution with steady annual growth, healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2007 there were approximately 62.7 million sales people around the world who collectively generated annual retail sales of $114 billion.

Operating Strengths

1.

High-Quality, Innovative, Proprietary Products.Our product concept is based on the scientific belief that certain glyconutrients, also known as monosaccharides or sugar molecules, are essential for maintaining a healthy immune system. We believe the addition of effective nutritional supplements to a well-balanced diet, coupled with an effective exercise program, will enhance and help maintain optimal health and wellness. Our products are formulated with predominately naturally-occurring, plant-derived, carbohydrate-based safe ingredients that are designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness, rather than developing common synthetic, carbohydrate-based products.

We believe that our patented proprietary blend of Ambrotose® complex found in the majority of our products distinguishes us as a leader in the global nutritional supplements industry and that no other combination of vitamins, minerals, amino acids, or herbals can replace the glyconutrients found in our Ambrotose ® complex. We also believe the use of unique compounds found in our products allows us to effectively differentiate and distinguish our products from those of our competitors.

2.

Research and Development Efforts. We are steadfast in our commitment to quality-driven research and development. We use systematic processes for the research and development of our unique proprietary product formulas, as well as the identification of quality suppliers and manufacturers. Our research and quality assurance programs are outlined on our corporate website, www.mannatech.com.

Dr. Robert Sinnott, who we hired in August 2005, leads our team of experienced researchers and scientists. Our team of researchers continually reviews the latest published research data, attends scientific conferences, and draws upon its vast knowledge and expertise to develop new products and support existing ones. In addition, our research team works in collaboration with other research firms, universities, institutes, and scientists. Our products have been the focus of various clinical studies and research programs.

Some of our more recent collaborative research projects include:

1)

A randomized double-blind, placebo-controlled, cross-over study on our recently introduced BounceBack™ product, which showed a significant reduction in pain and inflammation biomarkers after strenuous physical activity. This research was conducted by Medicus Research (Northridge, CA).

2)

Preclinical research projects conducted with the University of Ghent (Belgium). These studies, which used a proprietary Simulator of Human Intestinal Microbial Environment (SHIME) system, demonstrated that both the Ambrotose® complex and Advanced Ambrotose® capsules had significant, quantifiable prebiotic activities.

3)

A double-blind, placebo-controlled human trial with a developmental version of Mannatech’s Empact® sports recovery drink. This research, conducted at Angelo State University, demonstrated that versions of the Empact® sports drink mix without creatine maintain beneficial effects for healthy biomarkers of exercise physiology.

To support our research and development efforts, we have strategic alliances with our suppliers, consultants, and manufacturers, which allow us to effectively identify and develop high-quality, innovative, proprietary products that increase our competitive advantage in the marketplace.

Our research and development efforts include developing and maintaining quality standards, supporting development efforts for new ingredients and compounds, and improving or enhancing existing products or ingredients. In addition, our research and development team identifies other quality-driven suppliers and manufacturers for both our global and regional needs. In 2008, 2007, and 2006, we invested approximately $5.0 million, $6.6 million, and $6.5 million, respectively, in research and development efforts and projects, and we plan to spend approximately $5.9 million in 2009.

3.

Quality Assurance Program. We use qualified manufacturing contractors to produce, test, and package our finished products. These contractors must strictly adhere to our quality assurance program and when necessary be certified by the Therapeutic Goods Administration of Australia (“TGA”). The TGA requires companies that manufacture complementary medicines to comply with its good manufacturing practices regulations. In addition to the TGA regulations, our quality assurance program is designed to comply with the following regulations:

•	the FDA’s current Good Manufacturing Practice (“GMP”) in manufacturing, packaging, labeling, or holding operations for dietary supplements;
•	the FDA’s GMP for human food;
•	the requirements of the Natural Health Products Directorate of Canada; and

•	Korean Food and Drug Administration.

We have established a quality assurance program designed to ensure compliance with regulatory requirements and to ensure that proper controls are maintained in the manufacturing, evaluation, packaging, storage, and distribution of our products. These controls include a comprehensive supplier quality program that requires frequent audits and surveillances, third-party certifications, and product monitoring.

Our in-house quality assurance program is led by a team of professionals, many of whom have extensive experience in the pharmaceutical industry and continually monitor the quality assurance aspects of our products, including the production process. Our quality assurance professionals develop quality standards for raw material, components and products, and perform tests and inspections to ensure that products are safe and of high quality.

We require our dietary supplements to be packaged with seals to help minimize the risk of tampering. We also perform stability studies under controlled and accelerated temperature storage conditions to ensure the accuracy of the shelf life of our products.

4.

High-Caliber, Industry-Leading Independent Associates. Our global team of independent associates are comprised of very dedicated, hard working, high-caliber, compliance-oriented individuals, many of whom have been associated with the network-marketing industry for decades and have been loyal to us since our beginning in 1993. To capitalize on their wealth of knowledge and experience, we sponsor a panel of independent associates, called the “North American Associate Advisory Council”, and a panel of international independent associates, called the “Global Advisory Council” (collectively called the “Advisory Council”), which help identify and effectively relay the needs of our independent business-building associates to us. The members of the Advisory Council are elected by their peers and serve a three-year term. The Advisory Council meets periodically with our team of senior management to recommend changes, discuss issues, and provide new ideas or concepts, including a full spectrum of innovative ideas for additional quality-driven nutritional supplements aimed at maintaining optimal health and wellness.

5.

Support Philosophy for Our Independent Associates and Members. We are fully committed to providing the highest level of support services to our independent associates and members and believe that we meet expectations and build customer loyalty through the following:

•	providing efficient order processing centers to support operations;
•	offering highly-personalized and responsive customer service;
•	offering a 100% satisfaction guarantee product return policy for the first 180 days following the product’s purchase;
•	providing a comprehensive corporate website, which provides instant access to Internet ordering, marketing and educational information, and unique and innovative marketing tools;

•	offering free personalized website development for our independent associates;
•

maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and downline organization reporting for our independent associates at minimal costs;

•	offering updated training/orientation and compliance programs for our independent associates;
•	providing strategically based distribution fulfillment centers to ensure products are shipped on time and at minimal cost;
•	sponsoring comprehensive training about our products and promotional materials, and offering a full spectrum of comprehensive educational materials; and
•

sponsoring several corporate events, which are designed to provide information, education, and motivation for our dedicated business-building associates and to help stimulate business development. These events provide an interactive venue for introducing new products and services and allow interaction between our management teams, outside researchers, and independent associates.

6.

Flexible Operating Strategy. We believe efficiency, focus, and flexibility are paramount to our operations. For over a decade, we have contracted with third parties to produce our proprietary raw materials and to manufacture our proprietary products, which we believe allows us to minimize capital expenditures, capitalize on such parties’ expertise, and build additional resources for strategic alliances in the areas of distribution and logistics, product registration, and export requirements. By contracting with various suppliers and manufacturers and by outsourcing distribution for all of our foreign operations, except Europe, we believe we can quickly adapt operations to current demands in a timely, efficient, and cost-effective manner. We monitor the performance of our third party contractors to ensure they maintain a high quality of service. In addition, we identify alternative sources for our raw materials suppliers and finished goods manufacturers to help prevent any risk of interruption in production should any existing contractors become unable to perform satisfactorily.

7.

Experience and Depth of Our Management Team. We believe our team of executives has extensive experience in all aspects of business operations and is highly-focused on our success. Our Board of Directors is composed of nine directors, including one executive officer and six independent directors. Our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network-marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

Business Strategy

Our long-term goal is to be the world’s leading direct-to-consumer wellness brand founded on the best science-based proprietary products and a powerful global independent network distribution model. To achieve our goal, we believe we must focus on the following business priorities:

•

Attracting New Independent Associates and Retaining Existing Independent Associates. We continually examine our global associate career and compensation plan and periodically introduce new incentives, such as our annual travel incentives, in order to attract, motivate, and retain independent associates. We believe our global associate career and compensation plan encourages greater associate retention, motivation, and productivity.

•

Carefully Planning and Executing New Market Entries. In order to expand efficiently around the globe, we must continue to present maximum opportunity to our current associates as well as those who will join us in the future.

•

Developing New Products and Enhancing Existing Products.We continue to focus on new areas for future product development. We continue our research efforts and strive to ensure that all of our products are made from high-quality, effective ingredients that contain one or more of our proprietary compounds, which we believe contributes to our cutting-edge industry leader goals. We expect that any future products we develop will further complement and enhance our existing products.

•

Strengthening our Financial Results and Adding Value to Our Shareholders and Independent Associates. We believe we can continue to concentrate on improving financial results by focusing on ways to increase our revenues in both our domestic and foreign operations, and continuing to control operating costs.

Intellectual Property

Trademarks. We aggressively pursue registrations for all trademarks associated with our key products and protection of our legal rights concerning our trademarks. As of December 31, 2008, we had 30 registered trademarks in the United States and nine trademark applications pending with the United States Patent and Trademark Office. At December 31, 2008, we also had 386 registered trademarks in 21 countries and 60 trademark applications pending in 11 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers.

Patents. We applied for patent protection in various countries for formulations and use of compositions and methods that relate to our Ambrotose®  complex. As of December 31, 2008, we had obtained 44 patents for technology related to the Ambrotose® formulation, five of which are in the United States and the remainder of which are in 29 foreign jurisdictions. We also have nine pending patent applications in the United States. Two United States pending patent applications relate to our Ambrotose® complex technology and three of our United States pending patent applications relate to our antioxidant technology. The other patent applications relate to i) PhytoMatrix®, a vitamin and mineral supplement; ii) our Rapid Saccharide Biomarker Assay; iii) our Processing of Natural Saccharide Polysaccharides (Probiotic and Prebiotic); and iv) Soluable Fiber patent. Depending on the jurisdiction, an issued patent grants us certain rights to prevent others from: making, offering to sell, using, importing and/or selling the patented subject matter for the term of the patent. The exclusionary rights of these patents are national in scope. Until a patent is approved and issued, we cannot exclude others from making, using, selling, offering to sell, or importing a product that falls within the scope of the claims in the application.

Associate Distribution System

Overview. Our sales philosophy is to distribute our products through network-marketing channels where consumers purchase products for personal consumption or resale. Members purchase our products for personal use at a discounted retail value, but do not participate in our global associate career and compensation plan. Independent associates purchase our products at a discounted wholesale value and are eligible to participate in our global associate career and compensation plan. All of our associates are independent contractors. We provide each new independent associate with our policies and procedures that require the independent associates to comply with regulatory guidelines and act in a consistent and professional manner.

Our revenues are heavily dependent upon the retention and productivity of independent associates to help us achieve long-term growth. We believe the introduction of new innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. Total independent associates and members purchasing our products within the 12 months ended

December 31, 2008 and 2007 were approximately 531,000 and 575,000, respectively.

To gain operating efficiencies, we offer a 10% discount to independent associates and a 5% discount to members who enroll in our automatic monthly order program. Our automatic monthly order program allows our independent associates to receive a standing order every four weeks and our members to receive a standing order once a month. Automatic monthly orders, on average, account for approximately 79% of our total orders placed during a calendar month.

Independent Associate Development. Network-marketing consists of enrolling individuals who build a network of independent associates, members, and retail customers who purchase products. We support our independent associates by providing an array of support services that can be tailored to meet individual needs, including:

•	offering educational meetings and corporate-sponsored events that emphasize business-building and compliance-related information;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;
•	providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;
•	maintaining an efficient decentralized ordering and distribution system;
•	providing highly personalized and responsive order processing and customer service support accessable by multiple communication channels including telephone, Internet, or e-mail;
•	offering 24-hour, seven days a week access to information and ordering through the Internet;
•	offering Success Tracker™, a customized business-building genealogy system, which contains graphs, maps, alerts, reports, and web video conferencing for our independent associates; and
•	providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment.

Together with continuing independent associates, we provide training and education for new independent associates about our products and network-marketing. We offer a unique global orientation/training program that integrates audio, video, and graphics so that associates can customize their own individual, unique marketing and training program. This training program helps provide systematic and uniform training related to our products and related global regulatory requirements, global associate career and compensation plan, and various methods of conducting business including ethics and compliance. We also offer a variety of brochures, monthly newsletters, two magazines, and other promotional materials to associates to assist in their sales efforts, training, and continuing education. We continually update our training and promotional materials to provide our associates with the most current information and motivational tools.

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

Based upon our knowledge of industry-related network-marketing compensation plans, we believe our global associate career and compensation plan remains strong in the industry and is currently among the most financially rewarding plans offered. Together, our commissions and incentives range from 43% to 46% of our consolidated net sales, and we expect it to remain in the same percentage range in the future.

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

Our global associate career and compensation plan identifies and pays 17 types of incentive commissions to our qualified independent associates, which are based on the following:

•	generating product sales from an independent associate’s global downline to earn certain achievement levels;
•	enrolling new independent associates or members who place a product order;
•	obtaining certain achievement levels and enrolling other independent associates in a downline who place monthly automatic orders;
•	obtaining and developing certain achievement levels within their downline organizations to qualify for additional bonuses;
•	building a team of six qualified independent associates in their global downlines who order products regularly; and
•	various other incentive programs, including periodic travel incentives.

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

To help manage our associates, our legal/compliance department periodically monitors independent associates’ websites for content. Associates may use our anonymous compliance reporting system to report non-compliant websites to the compliance department, which then further investigates such websites. In an effort to decrease the number of independent websites owned by our independent associates and to preserve and protect our trademarks, we offer a standardized personal Mannapages® Internet website, which helps our independent associates with their sales efforts and provides consistent, standardized information and education.

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

•

Independent Associate Product Return Policy. Our independent associate product return policy allows our independent associates to return an order within one year of the purchase date upon terminating their associate account. We may also allow the independent associate to receive a full 100% refund for the first 180 days following the product’s purchase. After 180 days from the purchase date, the independent associate may not request a refund, and is allowed an exchange only. If we discover abuse of the refund policy, we may terminate the associate’s account unless we caused the error or problem.

Information Technology Systems

Our information technology and e-commerce systems include a transaction-processing database, financial systems, an associate management system, and comprehensive management tools that are designed to:

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

We also maintain a written service continuity disaster recovery plan that was developed using the guidelines published by the National Institute of Standards of Technology to minimize the risk of loss due to any interruption in business. Our disaster recovery plan encompasses all critical aspects of our business and identifies contacts and resources. Additionally, we perform daily backup procedures and proactively monitor various software, hardware, and network infrastructure systems. We also perform routine maintenance procedures and periodically upgrade our software and hardware to help ensure that our systems work efficiently and effectively and to minimize the risk of business interruption. Although we maintain an extensive disaster recovery plan, a long-term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business. Please see “Risk Factors – If our information technology system fails, our operations could suffer.”

We continue to enhance our information technology, websites, and e-commerce platforms to remain competitive and efficient. At December 31, 2008 and 2007, net capitalized software cost balances were $21.3 million and $28.2 million, respectively. We are currently in the process of upgrading our website.

Government Regulations

Domestic Regulations.In the United States, governmental regulations, laws, administrative determinations, court decisions, and similar legal requirements at the federal, state, and local levels regulate companies and network-marketing activities. Such regulations address, among other things:

•	direct selling and network-marketing systems;
•	transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;
•	taxation of our independent associates and requirements to collect taxes and maintain appropriate records;
•	how a company manufactures, packages, labels, distributes, imports, sells, and stores products;
•	product ingredients;
•	product claims;
•	product labels;
•	advertising; and
•	the extent to which we may be responsible for claims made by our independent associates.

The following governmental agencies regulate various aspects of our business and our products in the United States:

•	the FDA;
•	the Federal Trade Commission (“FTC”);
•	the Consumer Product Safety Commission;
•	the Department of Agriculture;
•	the Environmental Protection Agency;
•	the United States Postal Service;
•	state attorney general offices; and
•	various agencies of the states and localities in which our products are sold.

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, over-the-counter drugs, medical devices, and pharmaceuticals. In January 2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body”. In the rule and its preamble, the FDA distinguished between permitted claims under the Federal Food, Drug, and Cosmetic Act relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease. In June 2007, the FDA issued a rule, as authorized under the Act, that defined current Good Manufacturing Practices in the manufacture and holding of dietary supplements. Effective January 1, 2006, legislation required specific disclosures in labeling where a food, including a dietary supplement, contains an ingredient derived from any of eight named allergens. Legislation passed at the end of 2006 will require us, beginning in 2008, to report to the FDA any reports of “serious adverse events” associated with the use of a dietary supplement or an over-the-counter drug that is not covered by new drug approval reporting.

The Dietary Supplement Health and Education Act of 1994, referred to as DSHEA, revised the provisions of the Federal Food, Drug, and Cosmetic Act concerning the composition and labeling of dietary supplements and statutorily created a new class entitled “dietary supplements.” Dietary supplements include vitamins, minerals, herbs, amino acids, and other dietary substances used to supplement diets. A majority of our products are considered dietary supplements as outlined in the Federal Food, Drug, and Cosmetic Act. This act requires us to maintain evidence that a dietary supplement is reasonably safe. A manufacturer of dietary supplements may make statements concerning the effect of a supplement or a dietary ingredient on the structure or any function of the body, in accordance with the regulations described above. As a result, we make such statements with respect to our products. In some cases, such statements must be accompanied by a statutory statement that the claim has not been evaluated by the FDA, and the product is not intended to treat, cure, mitigate, or prevent any disease, and the FDA must be notified of such claim within 30 days of first use.

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

In certain markets, including the United States, specific claims made with respect to a product may change the regulatory status of a product. For example, a product sold as a dietary supplement but marketed as a treatment, prevention, or cure for a specific disease or condition would likely be considered by the FDA or other regulatory bodies as unapproved and thus an illegal drug. To maintain the product’s status as a dietary supplement, its labeling and marketing must comply with the provisions in DSHEA and the FDA’s extensive regulations. As a result, we have procedures in place to promote and assure compliance by our employees and independent associates related to the requirements of DSHEA, the Food, Drug, and Cosmetic Act, and various other regulations.

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

International Regulations. We are also subject to extensive regulations in each country in which we operate. Currently we sell our products in Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, and Singapore. Some of the country-specific regulations include the following:

•	the National Provincial Laws, Natural Health Product Regulations of Canada, and the Federal Competition Act in Canada;
•	the Therapeutic Goods Administration and the Trade Practices Act in Australia;
•	federal and state regulations in Australia;
•	national regulations including the Local Trading Standards Offices in the United Kingdom;
•	regulations from the Ministry of International Trade and Industry in Japan;
•	regulations from the Commerce Commission and the Fair Trade Act of 1993 in New Zealand;
•	the Fair Trade Commission, which oversees the Door to Door Sales Act and the Health and Functional Food Act enforced by the Korea Food and Drug Administration in the Republic of Korea;
•	the Fair Trade Law, which is enforced by the Taiwan Fair Trade Commission and the Administration of Food Hygiene, Health Food Products Administration Act enforced by the Taiwan Department of Health;
•	the Danish Health Board, the Danish Marketing Practice Act, the Danish Executive Order on Dietary Supplements, and the Danish Act on Foodstuffs in Denmark;
•	the German Unfair Competition Act, German Regulation on food supplements, and German Law on food and feed;
•	regulations governing business practices in South Africa; and
•	the Consumer Protection Act, the Sale of Food Act, and various regulations that are governed by the Ministry of Trade and Industry in Singapore.

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

In South Africa, there are no specific regulations for the network marketing industry. In general, the Consumer Affairs Act 1988, the Competition Act 1998, and the Advertising Standards Authority Code of Advertising Practice (a voluntary code enforced by the media) govern business practices. The products are classified as complementary medicines for which there are no specific regulations. The Foodstuffs, Cosmetics and Disinfectants Act 1972, and the Medicines and Related Substances Act 1965, currently apply.

In Singapore, the network marketing industry is governed by the Multi-Level Marketing and Pyramid Selling (Prohibition) (Amendment) Act and the accompanying Pyramid Selling (Excluded Schemes and Arrangements) Order 2000 and Order 2001. General business practices and advertising are regulated under the Consumer Protection (Fair Trading) Act 2003, as amended, and its accompanying regulations. The products are classified as food and supplements of a food nature, which are governed by the Sale of Food Act and the Singapore Food Regulations. Cosmetics and products which rise to the level of medicinal and other health-related products are regulated under various regulations such as the Medicines Act, the Poisons Act, the Sale of Drugs Act, the Medicines (Advertisement and Sale) Act and the Misuse of Drug Regulations.

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

Competition

Other Nutritional Supplement Companies.The nutritional supplement industry is steadily gaining momentum and is intensely competitive. Our current direct competitors selling similar nutritional products include:

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

The availability of independent associates decreases when other network-marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our unique patented, proprietary blend of high-quality products;
•	our 15-year track record in the business of selling nutritional products;
•	our policy of not requiring our independent associates to carry inventory or accounts receivable;
•	our unique and financially rewarding global associate career and compensation plan;
•	our innovative marketing and educational tools; and
•	our easy and convenient delivery system.

Employees

At December 31,2008, we employed 540 people around the world, as set forth below:

	North America	Australia	United Kingdom	Japan	Republic of Korea	Taiwan	Switzerland	Total
2008	380	39	34	30	33	18	6	540
2007	443	44	42	33	29	19	—	610

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

As of December 31, 2008, we had approximately 531,000 independent associates and members who purchased our products within the last 12 months. Approximately 294 independent associates occupied the highest associate level under our global compensation plan as of that date. These independent associates, together with their extensive networks of downlines, account for substantially all of our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

3. If we incur substantial liability from litigation, complaints, or enforcement actions or incur liabilities or penalties resulting from misconduct by our independent associates, our financial condition could suffer.

Routine enforcement actions and complaints are common in our industry. Although we fully cooperate with regulatory agencies and use various means to address misconduct by our independent associates, including maintaining policies and procedures to govern the conduct of our independent associates and conducting training seminars, it is still difficult to detect and correct all instances of misconduct. Violations of our policies and procedures by our independent associates could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or foreign regulatory authorities against us and/or our independent associates in each country. Because we have expanded into foreign countries, our policies and procedures for our independent associates differ due to the different legal requirements of each country in which we do business. Any future litigation, complaints, and enforcement actions involving us and/or our independent associates could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our business, profitability, and growth prospects.

4. Challenges by private parties to the form of our network marketing system could harm our business.

We may be subject to challenges by private parties, including our independent associates and members, to the form of our network marketing system or elements of our business. In the United States, the network marketing industry and regulatory authorities have generally relied on the implementation of distributor rules and policies designed to promote retail sales to protect consumers, prevent inappropriate activities, and distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states, and domestic and global industry standards. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact-based and are subject to judicial interpretation. Because of this, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former independent associate or member.

5. If we are unable to protect our proprietary rights of our products, our business could suffer.

Our success and competitive position largely depends on our ability to protect the following proprietary rights:

•	Our Ambrotose® complex, a glyconutritional dietary supplement ingredient consisting of a blend of monosaccharides, or sugar molecules, used in the majority of our products;
•	The MTech AO Blend®, our proprietary, patent-pending antioxidant used in the Ambrotose AO® complex; and
•	A compound used in our reformulated Advanced Ambrotose® complex that allows for a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe.

We have filed patent applications for Ambrotose®, Phytomatrix®, and Ambrotose® complex in the United States and certain other countries, and as of December 31, 2008, we had received over 43patents for Ambrotose® complex, five of which were issued in the United States and the remainder in 29 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our patent protection for each of these products will be denied or that the patent protection we are granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we diligently protect our proprietary rights to minimize this risk. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

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

Our business depends, in part, on the public’s perception of our integrity and the safety and quality of our products. Any adverse publicity could negatively affect the public’s perception about our industry, our products, or our reputation and could result in a significant decline in our operations and/or the number of our independent associates. Specifically, we are susceptible to adverse or negative publicity regarding:

•	the nutritional supplements industry;
•	skeptical consumers;
•	competitors;
•	the safety and quality of our products and/or our ingredients;
•	regulatory investigations of our products or our competitors’ products;
•	the actions of our independent associates;
•	the direct selling/network-marketing industry; and
•	scandals within the industries in which we operate.

On July 5, 2007, the Texas Attorney General filed suit against us, MannaRelief Ministries, Samuel L.Caster, the Fisher Institute, and H. Reginald McDaniel alleging violations of the Texas Deceptive Trade Practices Act and the Texas Food, Drug, and Cosmetic Act. The lawsuit created a substantial amount of adverse publicity. The effects of that adverse publicity cannot be fully determined at this time, but the publicity may have had and may continue to have a negative impact on our business. On February 26, 2009, we reached an agreement with the Texas Attorney General’s office settling the enforcement action. Without admitting any wrongdoing, we have agreed to return up to $4 million to members only and have agreed to pay $2 million to cover fees and expenses of Texas regulators. The settlement does not include any fine or penalty against Mannatech. We have also taken a number of actions to address concerns raised by the Texas Attorney General’s action.

7. If we are exposed to product liability claims, we may be liable for damages and expenses, which could affect our overall financial condition.

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

In recent years a discovery of Bovine Spongiform Encephalopathy, or BSE, which is commonly referred to as “Mad Cow Disease”, has caused concern among the general public. As a result, some countries have banned the importation or sale of products that contain bovine materials sourced from locations where BSE has been identified. We have certain products that use a beef-based gelatin capsule. All of our gelatin capsules are currently produced in the United States or in Australia, which are considered BSE-free countries, although a few cases of BSE have been identified in the United States. Nonetheless, in 2006, we voluntarily began to switch most of our production to utilize non-bovine gelatin capsules that are vegetable-based rather than beef-based. However, future government action could require companies to use vegetable-based capsules or other capsules, and if required, the costs of vegetable-based or other capsules could increase our costs as compared to the costs of bovine-based capsules. The higher costs could affect our financial condition, results of operations, and our cash flows.

8. If our outside suppliers and manufacturers fail to supply products in sufficient quantities and in a timely fashion, our business could suffer.

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

We believe we have dependable suppliers for all of our ingredients and that we have identified alternative sources for all of our ingredients except Arabinogalactan, which is an important component used in the formulation of our Ambrotose® complex. Although we maintain good relationships with our suppliers and could produce or replace certain of our ingredients if our suppliers are unable to perform, any delay in replacing or substituting such ingredients could affect our business.

The supplier of one of our major product components announced in February 2009 that the processing facility was closed and manufacturing of the component would cease. Mannatech owns extensive inventory of this component and believes that its needs for the next twelve months or more will be covered by this inventory. Alternate sources of supply for this component are currently being explored, but failure to secure another source of supply could adversely affect our business operations.

9. Our inability to develop and introduce new products that gain associate, member, and market acceptance could harm our business.

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

10. Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our relationship with independent associates and members, product sales, as well as our financial condition and operating results.

Our business is subject to changing consumer trends and preferences, including rapid and frequent changes in demand for products, new product introductions, and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our independent associate and member relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

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

If we do not introduce new products or make enhancements to meet the changing needs of our members in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition, and operating results.

11. The global nutrition industry is intensely competitive and the strengthening of any of our competitors could harm our business.

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

12. A downturn in the economy may affect consumer purchases of discretionary items such as the health and wellness products that we offer, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We appeal to a wide demographic consumer profile and offer a broad selection of health and wellness products. A downturn in the economy could adversely impact consumer purchases of discretionary items such as health and wellness products. Factors that could affect consumers’ willingness to make such discretionary purchases include general business conditions, levels of employment, interest rates and tax rates, the availability of consumer credit and disposable income. During calendar year 2008, the U.S. and global economies slowed dramatically as a result of a variety of serious problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets and volatility in worldwide stock markets. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S. and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. These economic conditions, which are beyond our control, could cause many of our existing and potential associates to delay or reduce purchases of our products for some time, which in turn would harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict the duration of these economic conditions or the impact they will have on our consumers or business. For additional information regarding current economic conditions and their impact on our results of operations, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

13. If our network-marketing activities do not comply with government regulations, our business could suffer.

Many governmental agencies regulate our network-marketing activities. A government agency’s determination that our business or our independent associates have significantly violated a law or regulation could adversely affect our business. The laws and regulations regulating network-marketing generally intend to prevent fraudulent or deceptive schemes. Our business faces constant regulatory scrutiny due to the interpretive and enforcement discretion given to regulators, periodic misconduct by our independent associates, adoption of new laws or regulations, and changes in the interpretation of new or existing laws or regulations. In July 2007, the Texas Attorney General filed suit against us, MannaRelief Ministries, Samuel L.Caster, the Fisher Institute, and H. Reginald McDaniel alleging violations of the Texas Deceptive Trade Practices Act and the Texas Food, Drug, and Cosmetic Act. On February 26, 2009, we reached an agreement with the Texas Attorney General’s office settling the enforcement action. Without admitting any wrongdoing, we have agreed to return up to $4 million to members only, and to pay $2 million to cover fees and expenses of Texas regulators. The settlement does not include any fine or penalty against Mannatech. We have also made and agreed to make certain corporate governance changes required by the Texas Attorney General’s office and agreed not to violate certain provisions of the Texas Deceptive Trade Practices Act and Texas Food, Drug, and Cosmetic Act. If we are unable to comply fully with the provisions of the settlement, Texas regulators could pursue further remedies that may impact our business.

In addition, in the past and as a result of the industry in which we operate, we have experienced inquiries regarding specific independent associates. We have complied and fully cooperated with all regulatory agencies in connection with such inquiries and are also required by regulatory authorities to disclose any on-going significant regulatory actions.

14. If government regulations regarding network-marketing change or are interpreted or enforced in a manner adverse to our business, we may be subject to new enforcement actions and material limitations regarding our overall business model.

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

15. If we violate governmental regulations or fail to obtain necessary regulatory approvals, our operations could be adversely affected.

Our operation is subject to extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints at the federal, state, and local levels in our domestic and foreign markets. These regulations primarily involve the following:

•	the formulation, manufacturing, packaging, labeling, distribution, importation, sale, and storage of our products;
•	the health and safety of dietary supplements, cosmetics and foods;
•	trade practice laws and network-marketing laws;
•	our product claims and advertising by our independent associates;
•	our network-marketing system;
•	pricing restrictions regarding transactions with our foreign subsidiaries or other related parties and similar regulations that affect our level of foreign taxable income;

•	the assessment of customs duties;
•	further taxation of our independent associates, which may obligate us to collect additional taxes and maintain additional records; and
•	export and import restrictions.

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

16. Increased regulatory scrutiny of nutritional supplements as well as new regulations that are being adopted in some of our markets with respect to nutritional supplements could result in more restrictive regulations and harm our results if our supplements or advertising activities are found to violate existing or new regulations or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations.

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which will impose additional restrictions or requirements. In several of our markets, new regulations have been adopted or are likely to be adopted in the near-term that will impose new requirements, make changes in some classifications of supplements under the regulations, or limit the claims we can make. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. In Europe for example, we are unable to market supplements that contain ingredients that have not been previously marketed in Europe (“novel foods”) without going through an extensive registration and approval process. Europe is also expected to adopt additional regulations this fall setting new limits on acceptable levels of nutrients. The FDA has implemented GMPs for the US nutritional supplement industry. Our operations could be harmed if new regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable regulatory requirements, or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

17. If our international markets are not successful, our business could suffer.

We currently sell our products in the international markets of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, and Singapore. Nonetheless, our international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If we do not adequately address such issues, our international markets may not meet growth expectations. Our international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

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

18. If our information technology system fails, our operations could suffer.

Like many companies, our business is heavily dependent upon our information technology infrastructure to effectively manage and operate many of our key business functions, including:

•	order processing;
•	supply chain management;
•	customer service;
•	product distribution;
•	commission processing;
•	cash receipts and payments; and
•	financial reporting.

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

19. Currency exchange rate fluctuations could reduce our overall profits.

In 2008 and 2007, we recognized 46.9% and 40.8%, respectively, of our net sales in markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. However, to help mitigate this risk, our management monitors applicable exchange rates. To date we have not entered into any hedging contracts or participated in any hedging or derivative activities.

20. We may be held responsible for certain taxes or assessments relating to the activities of our independent associates, which could harm our financial condition and operating results.

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

21. Our stock price is volatile and may fluctuate significantly.

The price of our common stock is subject to sudden and material increases and decreases. Decreases could adversely affect investments in our common stock. The price of our common stock and the price at which we could sell securities in the future could significantly fluctuate in response to:

•	broad market fluctuations and general economic conditions;
•	fluctuations in our financial results;
•	future securities offerings;
•	changes in the market’s perception of our products or our business, including false or negative publicity;
•	governmental regulatory actions;
•	the outcome of any lawsuits;
•	financial and business announcements made by us or our competitors;
•	the general condition of the industry; and
•	the sale of large amounts of stock by insiders.

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

22. Certain shareholders, directors, and officers own a significant amount of our stock, which could allow them to influence corporate transactions and other matters.

As of December 31, 2008, our directors and executive officers, collectively with their families and affiliates, beneficially owned approximately 40.5% of our total outstanding common stock. As a result, if any of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

23. We have implemented anti-takeover provisions that may help discourage a change of control.

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

24. We are not required to pay dividends, and our Board of Directors could decide not to declare a dividend or could reduce the amount of the dividend at any time.

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

25. Concentration Risk

A significant portion of our revenue is derived from our core Ambrotose® complex products which include the Ambrotose® products and Advanced Ambrotose® products. A decline in sales value of such legacy products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from the core Ambrotose® products were as follows for the years ended December 31, 2008 and 2007 (in thousands, except percentages):

	2008		2007
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$85,980	25.8%	$117,471	28.5%
Ambrotose®	33,748	10.1%	39,440	9.6%
Total	$119,728	35.9%	$156,911	38.1%

We are not exposed to customer concentration risk as no single independent associate has ever accounted for more than 10% of our consolidated net sales.

Circumstances and conditions may change. Accordingly, additional risks and uncertainties not currently known, or that we currently deem not material, may also adversely affect our business operations.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size		Original term		Expiration date
Coppell, Texas (corporate headquarters)	110,000	sq. feet	10	years	March 2017
Coppell, Texas (distribution center)	75,000	sq. feet	10	years	March 2017
St. Leonards, Australia (Australian headquarters)	850	sq. meters	5	years	August 2013
Didcot, Oxfordshire (combined U.K. headquarters and distribution center)	16,631	sq. feet	5	years	November 2009
Minato-ku, Tokyo, Japan (Japanese headquarters)	296	Tsubos(1)	2	years	November 2010
Kangnam-gu, Seoul, Korea (Republic of Korea headquarters)	625	Pyung (2)	2	years	June 2009
Taipei, Taiwan (Taiwan headquarters)	254	pings (3)	3	years	November 2010
Zug, Switzerland (Switzerland headquarters)	680	sq. meters	5	years	October 2013

______________________

(1)	Approximately 10,538 square feet.

(2)	Approximately 22,190 square feet.

(3)	Approximately 9,021 square feet.

Our main distribution facility is located in Coppell, Texas and consists of 75,000 square feet of leased space that houses an automated distribution system capable of processing up to 18,000 orders per day. In 2005, we opened a distribution facility in the United Kingdom, which is located in Didcot, Oxfordshire and is capable of processing up to 650 orders per day. Both distribution centers currently operate well below full capacity and are capable of supporting our planned sales volume growth in the foreseeable future.

To maximize our operating strategy and minimize costs, we continue to contract with third-party distribution and fulfillment facilities in Canada, Australia, Japan, the Republic of Korea, Taiwan, and South Africa. By entering into these third-party distribution facility agreements, our smaller offices maintain flexible operating capacity, minimize shipping costs, and are able to process an order within 24-hours after order placement and receipt of payment.

Item 3.	Legal Proceedings

See “Litigation” in Note 14 of the Notes to our Consolidated Financial Statement, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock. On February 12, 1999, we completed our initial public offering and on February 16, 1999, our common stock began trading on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol “MTEX.” On July 1, 2006, the NASDAQ National Market was renamed the NASDAQ Global Market. In conjunction with its renaming, NASDAQ Global Market created the new NASDAQ Global Select Market, a segment of the NASDAQ Global Market with the highest initial listing standards of any exchange in the world. Beginning July 3, 2006, NASDAQ moved our common stock to the NASDAQ Global Select Market. As of March 6, 2009, the total number of outstanding shares of our common stock was 26,460,788 and the closing price on such date was $2.82. Below are the high and low closing prices of Mannatech’s common stock as reported on the NASDAQ for each quarter of the fiscal years ended December 31, 2008 and 2007:

2008:	Low	High
First Quarter	$5.09	$8.49
Second Quarter	$5.44	$7.39
Third Quarter	$3.48	$6.96
Fourth Quarter	$1.88	$4.41
2007:
First Quarter	$13.81	$16.34
Second Quarter	$13.97	$15.93
Third Quarter	$6.25	$16.06
Fourth Quarter	$5.89	$9.36

Holders.As of March 6, 2009, there were approximately 3,400 shareholders of record who held approximately 27% of our common stock directly and approximately 150 security brokers and dealers who held approximately 73% of our common stock on behalf of approximately 13,000 shareholders.

Dividends. We began paying dividends in 2004. During 2008 and 2007, we declared and paid the following dividends on our common stock:

Declared date	Date of record	Date paid	Total Amount of Dividends		Dollar amount paid per common share
November 19, 2008	December 11, 2008	December 29, 2008	$0.5	million	$0.02
August 26, 2008	September 10, 2008	September 29, 2008	$0.5	million	$0.02
April 30,2008	June 5, 2008	June 26, 2008	$2.4	million	$0.09
February 22, 2008	March 7, 2008	March 28, 2008	$2.4	million	$0.09
November 6, 2007	November 30, 2007	December 21, 2007	$2.4	million	$0.09
September 27, 2007	October 11, 2007	October 25, 2007	$2.4	million	$0.09
June 14, 2007	June 29, 2007	July 20, 2007	$2.4	million	$0.09
March 13, 2007	March 28, 2007	April 13, 2007	$2.4	million	$0.09

In August 2008, our Board of Directors decreased the quarterly cash dividend to $0.02 per common share. The decrease was a result of lower sales and associate recruiting in the second half of 2008. Our Board of Directors expects to continue to reevaluate our dividend policy based on our ongoing consolidated results of operations, cash requirements, and global economic conditions. Any payment of dividends is also subject to limitations under the Texas Business Corporation Act. See “Risk Factors—We are not required to pay dividends, and our Board of Directors could decide not to declare a dividend or could reduce the amount of the dividend at any time” in item 1A of this Form 10-K for further discussion related to future payment of dividends.

Stock Options.

The following table provides information as of March 6, 2009 about our common stock that may be issued upon the exercise of stock options under our existing stock option plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan	1,578,920	$5.82	587,157
Equity compensation plans not approved by Shareholders	—	—	—
Total	1,578,920		587,157

In February 2008, our Board of Directors approved our 2008 Stock Incentive Plan (the “2008 Plan”), which reserves, for issuance of stock options and restricted stock to our employees, board members, and consultants, up to 1,000,000 shares of our common stock plus any shares reserved under our then-existing, unexpired stock plans for which options had not been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by our shareholders at our 2008 Annual Shareholders’ Meeting held on June 18, 2008. Currently, the 2008 Plan is our only active stock incentive plan.

Sales of Unregistered Securities.

None.

Uses of Proceeds from Registered Securities.

None.

Issuer Purchases of Equity Securities.

None.

Performance Graph.

Our common stock began trading on the NASDAQ Global Market (formerly the NASDAQ National Market) on February 16, 1999. Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common stock with the cumulative total return of the S&P Midcap Index and a market weighted index of publicly traded peers for the period from December 31, 2003 through December 31, 2008. The comparison assumes that $100 is invested in shares of our common stock, the S&P Midcap Index and an index of publicly traded peers on December 31, 2003, and that all dividends were reinvested. The publicly-traded companies in our peer group are Schiff Nutrition International, Inc. (NYSE Symbol WNI), Herbalife Ltd.(NYSE Symbol HLF) Nature’s Sunshine Products, Inc. (NYSE Symbol NATR.PK), USANA Health Sciences Inc.(NADSAQ Symbol USNA), and Nu Skin Enterprises Inc. (NYSE Symbol NUS).

COMPARISON OF THE CUMULATIVE TOTAL RETURN OF

MANNATECH, INCORPORATED, THE S&P MIDCAP INDEX AND

MANNATECH’S PEER GROUP INDEX

(Assumes $100 investment on December 31, 2003)

Measurement Period	Mannatech	S&P Midcap Index	Peer Group Index
December 31, 2003	$100.00	$100.00	$100.00
December 31, 2004	$178.31	$116.48	$141.78
December 31, 2005	$132.62	$131.11	$164.78
December 30, 2006	$144.51	$144.64	$192.63
December 31, 2007	$64.23	$156.18	$181.37
December 31, 2008	$25.92	$99.59	$120.04

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

	2008(4)	2007(3)	2006(2)	2005	2004(1)
Consolidated Statements of Operations Data:	(in thousands, except per share amounts)
Net sales	$332,703	$412,678	$410,069	$389,383	$294,508
Gross profit	$134,544	$163,846	$169,393	$159,204	$117,430
Income (loss) from operations	$(14,499)	$7,609	$44,074	$45,610	$26,537
Net income (loss)	$(12,628)	$6,594	$32,390	$28,647	$19,552
Earnings (loss) Per Common Share:
Basic	$(0.48)	$0.25	$1.22	$1.06	$0.74
Diluted	$(0.48)	$0.25	$1.19	$1.03	$0.71
Weighted-Average Common Shares Outstanding:
Basic	26,461	26,443	26,598	26,990	26,436
Diluted	26,461	26,893	27,219	27,771	27,491
Other Financial Data:
Capital expenditures	$5,633	$13,446	$27,216	$13,114	$7,241
Dividends declared per common share	$0.22	$0.36	$0.32	$0.29	$0.27
Consolidated Balance Sheet Data:
Total assets	$124,058	$152,454	$152,235	$122,795	$98,346
Long-term obligations, excluding current portion	$9,813	$9,431	$11,402	$4,964	$2,218

______________________________________

(1)

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

(2)

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

(3)	We recorded $5.3 million of legal costs related to ongoing litigation matters.
(4)	We recorded $5.7 million of legal costs related to ongoing litigation matters.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the three years ended December 31, 2008, 2007, and 2006. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements and related Notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

Company Overview

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, and Singapore. The United States location processes orders for the United States, Canada, and South Africa. The Australian location process orders for Australia, New Zealand, and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark, and Germany. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets and coordinates our continued global expansion.

We operate as a single business segment and primarily sell our products through a network of approximately 531,000 independent associates and members who have purchased our products and/or packs within the last 12 months, which we refer to as current independent associates and members. We operate as a seller of nutritional supplements through our network-marketing distribution channels operating in twelve different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and by products. Each of our subsidiaries sells the same types of products and possesses similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network-marketing distribution channels, the opportunities and challenges that affect us most are: recruitment and retention of independent associates and members, entry into new markets and growth of existing markets, niche market development, new product introduction, and investment in our infrastructure.

Current Economic Conditions and Recent Developments.

During calendar year 2008, the U.S. and global economies slowed dramatically as a result of a variety of serious problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets, high unemployment rates, and volatility in worldwide stock markets. Harsh economic conditions significantly reduced consumers’ disposable income and impacted our customers’ spending practices, causing a decline in our revenues in the second half of 2008. In addition, during 2007 and 2008, we were subjected to certain negative publicity resulting from heightened litigation and regulatory activities. See Note 14 (“Litigation”) to the consolidated financial statements for a detailed discussion of such legal proceedings.

The global financial crisis, combined with the steep decline in customer demand and uncertainties associated with the potential outcome of outstanding litigation, have intensified our need to accelerate cost-cutting measures and has forced us to reevaluate certain business priorities. During 2008 and early 2009, we implemented various initiatives to reduce expenses while staying committed to our strategic plan of developing new, innovative science-based products, strengthening financial results, reduction in expenses, and adding value to our shareholders and independent associates.

In August 2008, our Board of Directors reduced the amount of our quarterly cash dividend to $0.02 per common share in response to lower sales and instability in the capital markets. The decrease represents a reduction of $0.07 per share from the dividend paid in the first and second quarters of 2008. With 26,460,788 shares outstanding as of December 31, 2008, this reduction allowed us to save approximately $3.7 million in dividend distributions. Strong liquidity is an important factor in our on-going efforts to weather the current economic downturn and we believe this initiative has made an important contribution. See “Risk Factors—We are not required to pay dividends, and our Board of Directors could decide not to declare a dividend or could reduce the amount of the dividend at any time” in item 1A of this Form 10-K for further discussion related to future payment of dividends.

The uncertainty associated with the current macro-economic conditions led us to take steps to improve our operating cost structure. In July 2008, we eliminated approximately 60 employees, or 15% of our U.S. workforce in an effort to reduce expenses and improve profitability. In addition, in January 2009, we eliminated over 25 permanent and contract positions. We anticipate roughly $4.5 million in annual future savings associated with these reductions. Depending on the severity and length of the financial crisis and its impact on our business, it may be prudent to take similar actions in the future. We also continue to eliminate non-essential costs and have postponed certain projects and international expansion plans in the near term.

We continue to focus on new product development. In 2008, we introduced two new products in selected markets. In March 2008, we launched the Bounce-Back™ capsules, an all natural product that supports recovery after physical activity or over-exertion. In September 2008, we launched our OsoLean™ powder, a new fat-loss product. The OsoLean™ whey protein supplement is an all-natural powder product that mixes with a variety of food and beverages allowing consumers to easily add it to any weight management and fitness program.

In order to reward our independent associates for their business building successes, we modified our global associate career and compensation plan by increasing opportunities for certain qualified independent associates to earn additional bonuses, including matching bonuses for enrollers. These changes became effective for all countries by the end of the second quarter of 2008. In addition, in March 2008, we launched a new global sales platform in the United States designed to assist our independent associates in their business-building efforts.

We remain committed to adding value to our independent associates. In January 2009, we announced a new, simplified offering, which features a $499 Premium/All-Star Pack. This $499 Premium/All-Star Pack provides income opportunities for business builders seeking a second income stream along with our leading wellness products. Developed in response to the current economic crisis, this more affordable pack includes more than $600 of products including our new fat loss product OsoLean™ powder. The enhanced compensation plan allows independent sales associates to start their business building opportunity in the wellness industry at a lower cost while providing faster access to leadership qualification.

During 2008, several of our core products were certified by NSF International, an independent, accredited testing laboratory. To date, we have received certifications from NSF for PhytoMatrix® caplets, PLUS™ caplets, Ambrotose AO® capsules, Advanced Ambrotose®, Ambrotose® complex, and Optimal Support Packets. The products were certified according to the NSF/ANSI 173 Dietary Supplement Standard, the only U.S. national standard for dietary supplements. We strive to ensure all of our products meet the strictest guidelines for purity, and these additional certifications from NSF exemplify our commitment to offering our customers the highest quality. We intend to carry the NSF certification mark on the supplements’ labels and promotional materials to demonstrate compliance. We will continue to seek NSF certification on our entire product line to demonstrate the ultimate value and quality when purchasing and consuming Mannatech products.

We continue to focus our efforts on increasing operational efficiency. We have made certain changes to our management structure in 2008 to provide stronger foundation for growth and better align our organization with our long-term goals. We believe that efficiencies gained from the organization realignment will help us to improve cost controls and distinguish us in the marketplace by adding emphasis to brand management, associate recruitment, supply chain excellence, new product development, and international expansion.

We expect a turbulent economy for the foreseeable future and we have undertaken several actions to address this environment. We believe our aggressive cost reduction actions and financial discipline will enable us to effectively manage through the challenging economy. We believe recent changes to our business model will position us to support future long-term profitable growth.

Results of Operations

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2008 and 2007.

	2008		2007		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	(in thousands, except percentages)
Net sales	$332,703	100%	$412,678	100%	$(79,975)	(19.4)%
Cost of sales	48,564	14.6%	59,765	14.5%	(11,201)	(18.7)%
Commissions and incentives	149,595	45.0%	189,067	45.8%	(39,472)	(20.9)%
	198,159	59.6%	248,832	60.3%	(50,673)	(20.4)%
Gross profit	134,544	40.4%	163,846	39.7%	(29,302)	(17.9)%

Operating expenses:
Selling and administrative expenses	81,077	24.4%	84,298	20.4%	(3,221)	(3.8)%
Depreciation and amortization	12,310	3.7%	10,236	2.5%	2,074	20.3%
Other operating costs	55,656	16.7%	61,703	15.0%	(6,047)	(9.8)%
Total operating expenses	149,043	44.8%	156,237	37.9%	(7,194)	(4.6)%
Income (loss) from operations	(14,499)	(4.4)%	7,609	1.8%	(22,108)	(290.6)%
Interest income	1,604	0.5%	2,700	0.7%	(1,096)	(40.6)%
Other income (expense), net	(5,303)	(1.6)%	180	0.0%	(5,483)	(3046.1)%
Income (loss) before income taxes	(18,198)	(5.5)%	10,489	2.5%	(28,687)	(273.5)%
(Provision) benefit for income taxes	5,570	1.7%	(3,895)	(0.9)%	9,465	243.0%
Net income (loss)	$(12,628)	(3.8)%	$6,594	1.6%	$(19,222)	(291.5)%

For geographical purposes, consolidated net sales primarily shipped to customers by location for the years ended December 31, 2008 and 2007 were as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2008		2007
	(in millions, except percentages)
United States	$176.9	53.1%	$244.5	59.2%
Japan	44.8	13.5%	42.3	10.3%
Republic of Korea	35.7	10.7%	44.0	10.7%
Australia	26.1	7.8%	29.4	7.1%
Canada	23.6	7.1%	27.4	6.6%
South Africa	5.5	1.7%	—	—
New Zealand	5.2	1.6%	6.9	1.7%
Taiwan	5.2	1.6%	5.4	1.3%
United Kingdom	4.7	1.4%	6.7	1.6%
Germany	3.8	1.1%	4.6	1.1%
Denmark	1.2	0.4%	1.5	0.4%
Totals	$332.7	100%	$412.7	100%

Net Sales

For the year ended December 31, 2008, our operations outside of the United States accounted for approximately 46.9% of our consolidated net sales, whereas in the same period in 2007, our operations outside of the United States accounted for approximately 40.8% of our consolidated net sales.

Consolidated net sales for the year ended December 31, 2008 decreased by $80 million, or 19.4%, to $332.7 million as compared to $412.7 million for the same period in 2007. Expanding our business to South Africa in the second quarter of 2008 accounted for net sales of $5.5 million. Operations in Japan continue to grow as seen by a $2.5 million increase in net sales for 2008 as compared to 2007. These increases were offset by a decrease in North America and international net sales of $71.4 million and $16.6 million, respectively, as compared to 2007. This decrease in net sales is a result of independent associate and member concerns about certain negative publicity as well as a weakened economy. Overall, the appreciation/depreciation of foreign currencies during 2008 had approximately a $0.1 million favorable impact on net sales in 2008, with a favorable first half impact essentially offset by unfavorable second half results.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;
•	changes in consumer demand;
•	changes in competitors’ products;
•	changes in economic conditions;
•	changes in regulations;
•	announcements of new scientific studies and breakthroughs;
•	introduction of new products;
•	discontinuation of existing products;
•	adverse publicity; and
•	changes in our commissions and incentives programs.

Our sales mix for the years ended December 31, was as follows:

			Change
	2008	2007	Dollar	Percentage
	(in millions, except percentages)
Product sales	$260.5	$316.9	$(56.4)	(17.8)%
Pack sales	57.7	79.0	$(21.3)	(27.0)%
Other, including freight*	14.5	16.8	$(2.3)	(13.7)%
Total net sales	$332.7	$412.7	$(80.0)	(19.4)%

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

The decrease in our consolidated net sales consisted of a decrease in the volume of products and packs sold and a change in the mix of packs and products sold. Pack sales generally correlate to the number of new independent associates and members who purchase starter packs as well as the number of continuing independent associates who purchase upgrade or renewal packs. However, there is not a direct correlation between the number of new and continuing independent associates and members purchasing packs and the amount of product sales because independent associates and members may consume different products at different consumption levels.

Product Sales

For the year ended December 31, 2008, product sales decreased $56.4 million, or 17.8%, to $260.5 million, as compared to $316.9 million for the same period in 2007. The $56.4 million decrease in product sales was comprised of a decrease in existing product sales of $54.1 million and a decrease attributable to the $2.3 million cost of introducing the new products set forth below. We believe the decrease in product sales was primarily related to the economic downturn and independent associate and member concerns over certain negative publicity and litigation.

The following new products were introduced during 2008:

•	Mannatech Optimal Skin Care System products in certain international markets;
•	A new sales kit in the United States;
•	PhytoMatrix® caplets in Japan, Taiwan, United Kingdom, Denmark, Germany, and South Korea;
•	Bounce Back™ capsules in North America, Australia, and New Zealand;
•	OsoLean™ powder in North America, Australia, New Zealand, Japan, and Korea;
•	HeartSmart™ tablets in Taiwan;
•	Various Optimal Health products in Singapore; and
•	Various Optimal Health and Optimal Weight and Fitness products in South Africa.

Pack Sales

We sell packs to our independent associates, which entitles them to purchase our products at wholesale prices. Members can also purchase packs, which enables them to purchase our products at a discount from published retail prices. Depending on the type of pack purchased, a pack may include certain products, promotional and educational information, and policies and procedures. Independent associates can also purchase upgrade packs, entitling the independent associate to additional promotional materials and additional commissions and incentives. Our business-building associates purchase annual renewal packs.

The number of new and continuing independent associates and members, who purchased our packs during the years ended December 31, were as follows:

	2008		2007
New	133,000	25%	191,000	33.2%
Continuing	398,000	75%	384,000	66.8%
Total	531,000	100%	575,000	100%

For the year ended December 31, 2008, the overall number of independent associates and members decreased by 44,000 or 7.7%, to 531,000 as compared to 575,000 for 2007. We experienced a decrease in the number of upgrade and renewal packs purchased by our continuing independent associates and a decrease in the number of new independent associates and members purchasing starter packs as compared to the same period in 2007. We believe the decrease in upgrade and renewal packs and starter packs purchased was related to the current economic conditions and independent associate and member concerns over certain negative publicity resulting from ongoing litigation. In 2008, we took the following actions to help increase the number of independent associates and members:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;
•	focused on new product development;
•	launched a new, aggressive marketing and educational campaign;
•	explored and entered new international markets;
•	strengthened compliance initiatives;
•	initiated additional incentives;
•	explored new advertising and educational tools to broaden name recognition;
•	implemented changes to our global associate career and compensation plan;
•	introduced new products; and
•	introduced a $499 Premium/Allstar Pack in the U.S., Canada and South Africa in January 2009.

Pack sales associated with the number of independent associates and members can be further analyzed as follows, for the years ended December 31:

	2008		2007
	Number of independent associates and members	Pack sales	Number of independent associates and members	Pack sales	Percentage and dollar change of pack sales
	(in millions except percentages and independent associate information)
New	133,000	$28.0	191,000	$39.6	$(11.6)	(29.3)%
Continuing	398,000	29.7	384,000	39.4	(9.7)	(24.6)%
Total	531,000	$57.7	575,000	$79.0	$(21.3)	(27.0)%

For the year ended December 31, 2008, our total pack sales decreased by $21.3 million, or 27.0%, to $57.7 million as compared to $79.0 million for the same period in 2007. The decrease in total pack sales was composed of an $11.6 million decrease due to a decline in the number of new independent associates and members purchasing starter packs and a decrease of $9.7 million due to a decline in the number of business-building independent associates purchasing renewal and upgrade packs.

Other Sales

Other sales consisted of the following:

▪	freight revenue charged to our independent associates and members;
▪	sales of promotional materials;
▪	training and event registration fees;
▪

monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database for our independent associates that helps stimulate product sales and provide business management;

▪	a reserve for estimated sales refunds and returns; and
▪	through March 31, 2007, deferred revenue that pertains to the timing of recognition of revenue for pack and product shipments.

For the year ended December 31, 2008, other sales decreased by $2.3 million, or 13.7%, to $14.5 million as compared to $16.8 million for the same period in 2007. The decrease was primarily due to the decrease in product and pack shipments, which more than offset the increase in freight charged per shipment. The decrease in other sales is also related to the classification of deferred revenue of $1.9 million for pack and product sales, which was partially offset by an increase in income related to a transactional tax holiday for certain sales occurring in 2008.

Gross Profit

For the year ended December 31, 2008, gross profit decreased by $29.3 million, or 17.9%, to $134.5 million as compared to $163.8 million for the same period in 2007. The decrease was primarily due to a 19.4% decrease in net sales, which correlates to the 18.7% decrease in cost of sales, 19.6% decrease in commissions, and 39.5% decrease in incentives as compared to the same period in 2007. For the year ended December 31, 2008, gross profit as a percentage of net sales increased to 40.4% as compared to 39.7% for the same period in 2007.

Cost of sales decreased during the year ended December 31, 2008 by 18.7%, or $11.2 million to $48.6 million as compared to $59.8 million for the same period in 2007. The decrease in cost of sales was primarily due to a decline in product cost of $9.8 million. The inventory write-offs and adjustments decreased by $0.9 million primarily due to the complimentary products shipped in 2007 as a result of the recall of the North American Optimal Restoring Serum. A decrease in freight cost was slightly offset by an increase in shipping supplies, which generated a net decrease of $0.5 million as compared to the same period in 2007. Cost of sales as a percentage of net sales increased slightly to 14.6% as compared to 14.5% for the same period in 2007.

Commission costs decreased for the year ended December 31, 2008, by 19.6%, or $34.6 million, to $142.1 million as compared to $176.7 million for the same period in 2007. The decrease in commissions was primarily related to the decrease in commissionable net sales. For the year ended December 31, 2008, commissions as a percentage of net sales remained relatively flat at 42.7% as compared to 42.8% for the same period of 2007.

Incentive costs decreased for the year ended December 31, 2008, by 39.5%, or $4.9 million, to $7.5 million as compared to $12.4 million for the same period in 2007. The costs of incentives, as a percentage of net sales, decreased to 2.3% for the year ended December 31, 2008, as compared to 3.0% for the same period in 2007. The decrease in incentive costs was also the result of a decrease in the number of independent associates who qualified for annual travel incentives, which fell in 2008 by 33.0% to 889 as compared to 1,326 in 2007.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the year ended December 31, 2008, overall selling and administrative expenses decreased $3.2 million, or 3.8%, to $81.1 million as compared to $84.3 million for the same period in 2007. Selling and administrative expenses, as a percentage of net sales for the year ended December 31, 2008, increased to 24.4%, as compared to 20.4% for the same period in 2007. Compensation and compensation-related costs increased by of $3.4 million, due to an increase in payroll and payroll-related costs of approximately $5.6 million. These compensation related costs were offset by a decrease in temporary and contract labor of approximately $1.8 million, as well as a decrease in stock option expense of $0.4 million, all of which were due to the conversion of a number of temporary and contract labor positions to permanent employees, normal merit increases, decreased capitalization of salaries for the development of our new Enterprise Resource Planning system, and costs related to staff reduction. This net increase was offset by a decrease in freight costs of $3.7 million due to a decrease in product and pack shipments, and a decrease in marketing costs of $2.9 million, which related to a change in distribution of an internal publication to associates, a reduction in cost related to corporate-sponsored events, and a reduction in the cost associated with advertising materials and printing.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Generally, changes in other operating costs are associated with the changes in our net sales.

For the year ended December 31, 2008, other operating costs decreased by $6.0 million, or 9.8%, to $55.7 million as compared to $61.7 million for the same period in 2007. For the year ended December 31, 2008, other operating costs as a percentage of net sales increased to 16.7% compared to 15.0 % for the same period in 2007. The decrease in other operating costs was primarily due to a $3.2 million decrease in general office expenses. There was also a $1.8 million decrease in travel cost, a $1.5 million decrease in credit card fees and royalties, and a $0.6 decrease in R&D costs. These reductions in other operating costs were partially offset by a $0.5 million increase in legal fees related to ongoing lawsuits, a $0.4 increase in accounting and consulting fees related to global expansion activities and the write-off of capitalized consulting fees associated with a sales software project, and a $0.2 million increase in repairs and maintenance costs. Included in legal costs in the fourth quarter of 2008 is a $5.5 million reversal of the estimated legal costs accrual related to the preliminary settlement of the Texas Attorney General complaint.

Depreciation and Amortization Expense

For the year ended December 31, 2008, depreciation and amortization expense increased by 20.3%, or $2.1 million, to $12.3 million as compared to $10.2 million for the same period in 2007. As a percentage of net sales, depreciation and amortization expense increased to 3.7% from 2.5% for the same period in 2007. The increase in depreciation and amortization expense primarily related to placing into service our ERP system, which cost approximately $34.0 million and is being amortized over 5 years.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2008	2007
Australia	30.0%	30.0%
Canada	33.0%	30.0%
Japan	42.0%	42.0%
Republic of Korea	27.5%	27.5%
South Africa	28.0%	N/A
Switzerland	16.2%	N/A
Taiwan	25.0%	25.0%
United Kingdom	28.0%	30.0%
United States	37.5%	37.5%

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”), to account for income taxes. The provisions of FAS 109 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of December 31, 2008 and 2007, we maintained our valuation allowance for deferred tax assets in Taiwan totaling $0.9 million and $0.7 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FAS 109, cannot be met.

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in taxable income among countries. For the year ended December 31, 2008, our effective income tax rate decreased to 30.6% from 37.1% for the same period in 2007. For 2008, the Company’s effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of favorable differences from foreign operations. For 2007, the Company’s effective income tax rate was higher than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of unfavorable permanent items from foreign operations.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2007 and 2006.

	2007		2006		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	(in thousands, except percentages)
Net sales	$412,678	100%	$410,069	100%	$2,609	0.6%
Cost of sales	59,765	14.5%	58,461	14.3%	1,304	2.2%
Commissions and incentives	189,067	45.8%	182,215	44.4%	6,852	3.8%
	248,832	60.3%	240,676	58.7%	8,156	3.4%
Gross profit	163,846	39.7%	169,393	41.3%	(5,547)	(3.3)%

Operating expenses:
Selling and administrative expenses	84,298	20.4%	71,892	17.6%	12,406	17.3%
Depreciation and amortization	10,236	2.5%	4,960	1.2%	5,276	106.4%
Other operating costs	61,703	15.0%	48,467	11.8%	13,236	27.3%
Total operating expenses	156,237	37.9%	125,319	30.6%	30,918	24.7%
Income from operations	7,609	1.8%	44,074	10.7%	(36,465)	(82.7)%
Interest income	2,700	0.7%	2,513	0.6%	187	7.4%
Other income (expense), net	180	0.0%	1,101	0.3%	(921)	(83.7)%
Income before income taxes	10,489	2.5%	47,688	11.6%	(37,199)	(78.0)%
Provision for income taxes	(3,895)	(0.9)%	(15,298)	(3.7)%	11,403	74.5%
Net income (loss)	$6,594	1.6%	$32,390	7.9%	$(25,796)	(79.6)%

For geographical purposes, consolidated net sales primarily shipped to customers by location for the years ended December 31, 2007 and 2006 were as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2007		2006
	(in millions, except percentages)
United States	$244.5	59.2%	$271.4	66.2%
Republic of Korea	44.0	10.7%	12.4	3.0%
Japan	42.3	10.3%	41.4	10.1%
Australia	29.4	7.1%	30.5	7.4%
Canada	27.4	6.6%	28.6	7.0%
New Zealand	6.9	1.7%	8.9	2.2%
United Kingdom	6.7	1.6%	7.5	1.8%
Taiwan	5.4	1.3%	3.7	0.9%
Germany	4.6	1.1%	2.3	0.6%
Denmark	1.5	0.4%	3.4	0.8%
Totals	$412.7	100%	$410.1	100%

Net Sales

For the year ended December 31, 2007, our operations outside of the United States accounted for approximately 40.8% of our consolidated net sales, whereas in the same period in 2006, our operations outside of the United States accounted for approximately 33.8% of our consolidated net sales.

Consolidated net sales for the year ended December 31, 2007, increased by $2.6 million or 0.6% as compared to the same period in 2006. International sales have experienced growth, which generated $29.5 million in incremental net sales for the year ended December 31, 2007 as compared to the same period in 2006. The international sales growth in 2007 was largely associated with greater sales volume in Korea, Taiwan, Japan, and Germany driven by the continued growth of our PhytoMatrix ® caplets and Mannatech Optimal Skin Care System sales, introduced in Japan and other Asian countries in 2006, as well as the introduction of Advanced Ambrotose ® products in Japan in 2007. However, net sales for the year ended December 31, 2007, for Canada, Australia, New Zealand, Denmark, and the United Kingdom decreased slightly compared to the same period in 2006. The overall increase in international net sales was offset by a decrease in domestic sales, which we believe was affected by independent associate and member concerns related to certain negative publicity from litigation and regulatory activities, and delays in processing orders caused by implementation issues in our ERP system. The decline in domestic sales was partially offset by the introduction of our Mannatech Optimal Skin Care System products and Optimal Support Packets into North America in late March 2007. Overall, the appreciation of foreign currencies had approximately a $5.1 million favorable impact on net sales in 2007.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;
•	changes in consumer demand;
•	changes in competitors’ products;
•	changes in economic conditions;
•	changes in regulations;
•	announcements of new scientific studies and breakthroughs;
•	introduction of new products;
•	discontinuation of existing products;
•	adverse publicity; and
•	changes in our commissions and incentives programs.

Our sales mix for the years ended December 31, was as follows:

			Change
	2007	2006	Dollar	Percentage
	(in millions, except percentages)
Product sales	$316.9	$309.1	$7.8	2.5%
Pack sales	79.0	80.7	$(1.7)	(2.1)%
Other, including freight*	16.8	20.3	($3.5)	(17.2)%
Total net sales	$412.7	$410.1	$2.6	0.6%

______________________________________

* In April 2007, we began operating our new ERP system, which allowed us to separately quantify deferred revenue associated with sales of packs and products that were shipped but not yet received by customers. As a result, in April 2007, we began recording deferred revenue related to packs with pack sales and deferred revenue associated with products with product sales. For the three months ended March 31, 2007 and for the year ended December 31, 2006, we recorded deferred revenue of $1.9 million and $1.0 million, respectively, related to packs and products shipped but not yet received by customers in other sales rather than in the applicable pack or product sales category because our previous computer system could not separately differentiate deferred revenue associated with packs and products.

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

The following new products were introduced during 2007:

•	Mannatech Optimal Skin Care System Products in North America and Australia;
•	Optimal Support Packets in North America;
•	Advanced Ambrotose® capsules in international markets; and
•	PhytoMatrix ® capsules in Australia and New Zealand.

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

For the year ended December 31, 2007, the overall number of independent associates and members increased by 31,000 or 5.7%, as compared to 2006. Beginning in the second quarter of 2007, we recorded pack sale-related deferred revenue with pack sales, instead of with other sales, which decreased the pack sales presented for 2007. We have continued to experience an increase in the number of continuing independent associates who purchase our upgrade and renewal packs. However, we experienced a decrease in the number of new independent associates and members purchasing starter packs as compared to the same period in 2006. We believe the decrease in new independent associates and members purchasing starter packs may relate to certain negative publicity, customer difficulty adapting to our new ERP system, changes to our corporate website and independent associate and member concerns resulting from ongoing litigation and regulatory activities. Additional actions we took in 2007 to help increase the number of independent associates and members were:

•	registered our most popular products in all countries of operations;
•	focused on new product development;
•	explored new international markets;
•	launched an aggressive marketing and educational campaign;
•	expanded our 2007 annual travel incentive for one additional business period;
•	instituted a 100% satisfaction guarantee program;
•	strengthened compliance initiatives;
•	concentrated on publishing results of research studies and clinical trials related to our products;
•	initiated additional incentives; and
•	explored new advertising and educational tools to broaden name recognition.

Pack sales associated with the number of independent associates and members can be further analyzed as follows, for the years ended December 31:

	2007		2006
	Number of independent associates and members	Pack sales	Number of independent associates and members	Pack sales	Percentage and dollar change of pack sales
	(in millions except percentages and independent associate information)
New	191,000	$39.6	203,000	$51.5	($11.9)	(23.1)%
Continuing	384,000	39.4	341,000	29.2	10.2	34.9%
Total	575,000	$79.0	544,000	$80.7	($1.7)	(2.1)%

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

For the year ended December 31, 2007, other sales decreased by $3.5 million to $16.8 million from $20.3 million for the same period in 2006, primarily due to a decrease in freight revenue of $1.8 million and an increase in costs related to sales refunds of $1.7 million. Freight revenue decreased due to the change in the sales mix between countries in which freight is charged to customers and those in which it is not. The increase in costs related to sales refunds was due to a product recall in 2007, issues with shipments during the implementation of our Enterprise Resource Planning system, and a change in our sales return policy.

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

Cost of sales increased during the year ended December 31, 2007, by 2.2%, or $1.3 million, to $59.8 million as compared to $58.5 million for the same period in 2006. The increase in cost of sales was primarily due to an increase in inventory write-offs and adjustments of $1.5 million, an increase in freight and other costs of $0.6 million, offset by a decrease in the costs of finished goods of $0.8 million. The inventory write-offs and adjustments were for skin care, shrinkage in certain raw materials, and an increase in complimentary products shipped in connection with the recall of the North American Optimal Restoring Serum, and issues with shipments during the implementation of our ERP system. The increase in freight and other costs was due to increases in shipping rates and an increase in shipments to foreign countries, due to the change in sales among countries. The decrease in the costs of finished goods was due to changes in the sales mix between packs and products. Cost of sales as a percentage of net sales increased to 14.5%from 14.3%, which primarily related to the change in the mix of packs and products sold, increased freight costs, and an increase in inventory write-offs.

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

Accounting, legal, and consulting fees increased by $10.2 million as compared to the same period in 2006, primarily due to legal fees and litigation costs associated with ongoing lawsuits and regulatory matters of approximately $6.4 million and accounting fees associated with tax related services of $2.6million. The remaining increase of $1.2 million is the additional consulting fees associated with our new ERP system, global associate training, and global expansion activities.

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

The dollar amount of the provisions for income taxes is directly impacted by our profitability and changes in taxable income among countries. For the year ended December 31, 2007, our effective income tax rate increased to 37.1% from 32.1% for the same period in 2006. For 2007, the Company’s effective income tax rate was higher than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of unfavorable permanent items from foreign operations. The tax rate difference for 2006 was primarily due to filing for research and experimentation income tax credits totaling $1.6 million for 2002 through 2005 activities.

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

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion and to pay quarterly cash dividends. We generally fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our needs through net cash flows from operations. At December 31, 2008, we had $30.9 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

Cash and Cash Equivalents and Investments

As of December 31, 2008, our cash and cash equivalents decreased by 34.3%, or $16.2 million, to $30.9 million from $47.1 million as of December 31, 2007. The decrease in cash and cash equivalents is related to the current period loss, adjusted for noncash items, the acquisition of additional inventory, purchases of property and equipment, the decrease in accrued expenses due to the timing of payments, the decrease in taxes payable due to our net tax benefit position, and the payment of dividends, which was offset by conversion of our long-term investments to cash and cash equivalents in 2008 and the favorable impact of foreign currency on our cash balances, primarily in Korea. As of December 31, 2008, our investments have all been converted to cash equivalents as compared to an investment balance of $13.0 million as of December 31, 2007.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2008, our working capital increased by $6.4 million, or 25.0%, to $32.0 million from $25.6 million at December 31, 2007. The increase in working capital primarily relates to a decrease in accrued expenses and taxes payable and an increase in inventory, partially offset by a decrease in cash and cash equivalents.

Net Cash Flows

Our net consolidated cash flows consist of the following, for the years ended December 31:

	2008	2007	2006
Provided by (used in):	(in millions)
Operating activities	$(19.9)	$17.8	$39.9
Investing activities	$7.2	$(7.8)	$(35.7)
Financing activities	$(5.9)	$(9.4)	$(14.0)

The operating, investing, and financing activities are described in more detail below.

Operating Activities

For the years ended December 31, 2008, 2007, and 2006, our net operating activities used cash of $19.9 million and provided cash of $17.8 million and $39.9 million, respectively. For the years ended December 31, 2008, 2007, and 2006, net earnings adjusted for noncash activities used cash of $0.8 million and provided cash of $16.8 million and $44.0 million, respectively, and our working capital accounts used cash of $19.0 million, provided cash of $1.0 million, and used cash of $4.1 million, respectively.

We expect that our net operating cash flows in 2009 will be sufficient to fund our current operations and future quarterly cash dividends. There can be no assurance, however, that we will continue to generate cash flows at or above current levels, or will continue to declare and pay dividends. Certain events, such as an unfavorable outcome against us with respect to current litigation, could impact our available cash or our ability to generate cash flows from operations. See “Risk Factors—We are not required to pay dividends, and our Board of Directors could decide not to declare a dividend or could reduce the amount of the dividend at any time” in Item 1A of this Form 10-K for further discussion related to future payment of dividends.

Investing Activities

For the years ended December 31, 2008, 2007, and 2006, our net investing activities provided cash of $7.2 million and used cash of $7.8 million and $35.7 million, respectively.

In 2008, we converted our long-term investments to cash and cash equivalents, providing cash of $13.0 million, which was partially offset by the acquisition of capital assets of $5.6 million. In 2007, we used cash of $13.4 million to purchase capital assets and $6.8 million as collateral for credit card payments in the Republic of Korea, which was partially offset by sales of investments of $12.4 million. In 2006, we used cash of $26.7 million to purchase capital assets, $8.0 million to purchase investments, and $3.6 million as collateral for credit card payments in the Republic of Korea, which was partially offset by releasing $2.6 million of restricted cash to operations related to the expiration of a letter of credit for our travel incentive.

In 2009, we anticipate using cash of up to $5.0 million to purchase other capital assets for use in our operations, expansion of our corporate facilities and planned international expansion.

In 2009, we anticipate using cash up to approximately $5.0 million for litigation settlement payments.

Financing Activities

In 2008, we used cash of $5.9 million to fund our net financing activities. During 2008, we used cash of $5.8 million to fund payment of quarterly cash dividends to our shareholders and used cash of $0.1 million to repay capital leases.

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

General Liquidity and Cash Flows

Historically, we generate positive cash flows from operations and believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations, our estimated payments of cash dividends, the repurchase of our common stock in the open market, and international expansion costs for the next 12 to 24 months. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we will be required to modify our payment of future dividends and raise additional funds, which may not be available on favorable terms, if at all. See “Risk Factors—We are not required to pay dividends, and our Board of Directors could decide not to declare a dividend or could reduce the amount of the dividend at any time” in Item 1A of this Form 10-K for further discussion related to future payment of dividends.

Contractual Obligations. The following summarizes our future commitments and obligations associated with various agreements and contracts as of December 31, 2008, for the years ending December 31:

	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Capital lease obligations	$143	$125	$34	$3	$—	$—	$305
Purchase obligations	9,090	7,715	4,956	2,535	1,050	2,100	27,446
Operating leases	2,849	2,338	1,211	1,196	1,097	2,527	11,218
Post-employment royalty	492	492	492	492	492	492	2,952
Employment agreements	2,607	573	22	—	—	—	3,202
Total commitments and obligations	$15,181	$11,243	$6,715	$4,226	$2,639	$5,119	$45,123

We have maintained purchase commitments with certain raw material suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and proprietorship of our products. Currently, we have four supply agreements that require minimum purchase commitments. We expect to exceed our minimum monthly-required purchase commitments. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any set minimums. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards.

Off–Balance Sheet Arrangements

We do not have any special-purpose entity arrangements, nor do we have any off-balance sheet arrangements.

Market Risks

Please see “Quantitative and Qualitative Disclosure about Market Risk” under Item 7A of this Form 10-K for additional information about our Market Risks.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2008:

Allowance for Doubtful Accounts

Accounts receivable consists of receivables from manufacturers, independent associates, and members and are carried at their estimated collectible amounts. As of December 31, 2008, net accounts receivable totaled $0.3 million. We simultaneously receive payment for an order when the order ships. If the payment is rejected or if it does not match the order total, a receivable is created. We periodically review receivables for realizability and base collectability upon assumptions, historical trends, and recent account activities. If our estimates regarding estimated collectability are inaccurate or consumer trends change in an unforeseen manner, we may be exposed to additional write-offs or bad debts. As of December 31, 2008, we had an allowance for doubtful accounts of less than $0.1 million.

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding fair market value or obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2008 and 2007, our inventory reserves were $0.7 million and $0.5 million, respectively.

Long Lived Fixed Assets and Capitalization of Software Development Costs

In addition to capitalizing long lived fixed asset costs, we also capitalize costs associated with internally developed software projects (collectively “fixed assets”) and amortize such costs over the estimated useful lives of such fixed assets. Fixed assets are carried at cost, less accumulated depreciation computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining lease terms or the estimated useful lives of the improvements. Expenditures for maintenance and repairs are charged to operations as incurred. If a fixed asset is sold or otherwise retired or disposed of, the cost of the fixed asset and the related accumulated depreciation or amortization is written off and any resulting gain or loss is recorded in other operating costs in our consolidated statement of operations.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of December 31, 2008, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life		Net carrying value at December 31, 2008
Office furniture and equipment	5 to 7	years	$3.3 million
Computer hardware and software	3 to 5	years	28.7 million
Automobiles	3 to 5	years	0.1 million
Leasehold improvements	2 to 10	years(1)	4.1 million
Construction in progress	2 to 10	years(2)	0.8 million
Total net carrying value at December 31, 2008			$37.0 million

_____________________________

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
(2)

Construction in process includes fixed assets, leasehold improvements and internally developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over three to five years.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of December 31, 2008, we recorded $0.5 million in taxes payable and $0.1 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FIN 48, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2008, we maintained a valuation allowance for deferred tax assets arising from our operations in Taiwan because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” In addition, as of December 31, 2008, we had deferred tax assets, after valuation allowance, totaling $8.1 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenues from sales of our products, sales of our starter and renewal packs, and shipping fees. Substantially all of our product and pack sales are made to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any sales taxes. Total deferred revenue consists of (i) revenue received from sales of packs and products shipped but not received by the customers at period end; (ii) revenue received for a one-year magazine subscription; (iii) revenue received from pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack; and (iv) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. We recognize deferred revenue from shipped packs and products upon receipt by the customer. We recognize deferred revenue related to future corporate-sponsored events when the event is held. All other deferred revenue is recognized over one year. At December 31, 2008, total deferred revenue was $3.5 million. Significant changes in the pricing structure of our packs or our shipping methods could result in additional revenue deferrals or cause us to recognize deferred revenue over a longer period of time. For example, if we were to decrease the number of items included in our packs while keeping the sales price of the packs the same, we would have to defer additional revenue and recognize the additional deferred revenue over one year.

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

Historically, sales returns estimates have not materially deviated from actual sales returns. Based upon our return policies, we estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales and for the year ended December 31, 2008 were composed of the following (in thousands):

Sales reserve as of December 31, 2007	$572
Current provision related to sales made in 2008	4,339
Current provision related to sales made prior to 2008	359
Actual returns or credits in 2008 related to 2008	(3,625)
Actual returns or credits in 2008 related to prior periods	(926)
Sales reserve as of December 31, 2008	$719

Accounting for Stock-Based Compensation

We grant stock options to our employees and board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model, (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2008, our assumptions and estimates used for the calculated fair value of stock options granted in 2008 were as follows:

	January 2008 grant	February 2008 grant	March 2008 grant	June 2008 grant #1	June 2008 grant #2	August 2008 grant	November 2008 grant #1	November 2008 grant #2	November 2008 grant #3
Estimated fair value per share of options granted:	$2.11	$2.26	$2.81	$2.06	$2.06	$1.85	$1.03	$0.98	$1.06
Assumptions:
Annualized dividend yield	6.08%	5.63%	4.83%	5.96%	5.97%	3.48%	3.20%	3.20%	3.16%
Risk-free rate of return	3.06%	2.67%	2.48%	3.17%	3.57%	2.97%	1.76%	1.76%	1.90%
Common stock price volatility	63.80%	61.90%	62.70%	60.40%	59.80%	60.10%	62.60%	62.60%	63.40%
Expected average life of stock options (in years)	4.5	4.5	4.5	4.5	4.5	4.5	4.5	4.5	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, the assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of December 31, 2008, using our current assumptions and estimates, we anticipate recognizing $0.9 million in gross compensation expense through 2011 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but generally ranges between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of December 31, 2008, we had 596,224 shares available for grant in the future.

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

Recent Accounting Pronouncements

SFAS 157 In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. The provisions of SFAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, with the exception of nonfinancial assets and liabilities that are not currently recognized or disclosed at fair value in the financial statements on a recurring basis, for which SFAS 157 is effective for fiscal years beginning after November 15, 2008. Our adoption of SFAS 157 on January 1, 2008 did not have a significant effect on our consolidated financial position, results of operations, or cash flows. See Note 4 (“Fair Value”) to the consolidated financial statements included in this report for more information.

SFAS 159 In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“SFAS 159”). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008, we did not elect the fair value option for any items permitted under SFAS 159.

SFAS 141(R) In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in an acquisition. SFAS 141(R), also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions in fiscal years beginning after December 15, 2008. We will apply SFAS 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

SFAS 160 In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  As of December 31, 2008, the Company did not have any minority interests, therefore the adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.

FSP 140-3 On February 20, 2008, the FASB issued FASB Staff Position (“FSP”) on Financial Accounting Standards (“FSP 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. The FSP provides guidance on the accounting for a transfer of a financial asset and a repurchase financing.  Repurchase financing is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties (or consolidated affiliates of either counterparty), that is entered into contemporaneously with, or in contemplation of, the initial transfer.  The FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not currently utilize repurchase financing; therefore, the implementation of this FSP is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS 161 In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (“SFAS 161”). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company currently does not participate in any derivative instruments or hedging activities as defined under SFAS 133 and, therefore, the adoption of SFAS 161 will not have any impact on the Company’s consolidated financial statements.

FSP 142-3 In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company will apply this FSP prospectively to intangible assets acquired after January 1, 2009. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

SFAS 162 In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

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

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, into Germany in 2006, and into South Africa and Singapore in 2008. Our United States location processes orders for the United States, Canada, and South Africa. The Australian location process orders for Australia, New Zealand and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark and Germany. We translate our revenues and expenses in foreign markets using either a current (spot) rate or average rate.

We maintain policies, procedures, and internal processes in an effort to help monitor any significant market risks and we do not use any financial instruments to manage our exposure to such risks. We assess the anticipated foreign currency working capital requirements of our foreign operations and maintain a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy most of these anticipated requirements.

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, and Singapore. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2008 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	$0.61270	$0.97760	$0.85297	$0.69070
Canada (Dollar)	$0.77390	$1.02230	$0.94410	$0.81830
Denmark (Krone)	$0.16800	$0.21390	$0.19734	$0.18950
Germany (Euro)	$1.24910	$1.59520	$1.47134	$1.40970
Japan (Yen)	$0.00893	$0.01134	$0.00970	$0.01107
New Zealand (Dollar)	$0.52860	$0.81690	$0.71461	$0.57910
Republic of Korea (Won)	$0.00066	$0.00108	$0.00093	$0.00079
Singapore (Dollar)	$0.65310	$0.74190	$0.70769	$0.69350
South Africa (Rand)	$0.08769	$0.14910	$0.12327	$0.10600
Switzerland (Franc)	$0.81700	$1.01670	$0.92644	$0.94730
Taiwan (Dollar)	$0.02981	$0.03332	$0.03175	$0.03050
United Kingdom (British Pound)	$1.44790	$2.03110	$1.85518	$1.44790

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15, beginning on page F-1 of this report.

The following table sets forth our unaudited quarterly Consolidated Statements of Operations data for the periods indicated. In our opinion, this information has been prepared on the same basis as our audited consolidated financial statements set forth in this report and includes all adjustments that are considered necessary to present fairly this information in accordance with generally accepted accounting principles. The reader should read this information in conjunction with “Item 15. – Consolidated Financial Statements and related Notes” – beginning on page F-1 of this report.

	Mar. 31, 2008	June 30, 2008(1)	Sept. 30, 2008	Dec. 31, 2008(2)	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007(3)
	(in millions, except per share information)
Net sales	$91.5	$86.8	$78.0	$76.4	$104.9	$111.7	$96.9	$99.2
Gross profit	$36.1	$32.4	$34.5	$31.5	$43.2	$43.4	$38.8	$38.4
Income (loss) before income taxes	$(2.8)	$(16.9)	$(0.7)	$2.2	$10.5	$2.6	$2.1	$(4.7)
Provision (benefit) for income taxes	$(0.5)	$(6.4)	$(0.3)	$1.6	$3.5	$1.1	$0.4	$(1.1)
Net income (loss)	$(2.3)	$(10.5)	$(0.4)	$0.6	$7.0	$1.5	$1.7	$(3.6)
Earnings (loss) per share:
Basic	$(0.09)	$(0.40)	$(0.02)	$0.02	$0.26	$0.06	$0.07	$(0.13)
Diluted	$(0.09)	$(0.40)	$(0.02)	$0.02	$0.26	$0.06	$0.07	$(0.13)

__________________________________________

(1)	We recorded $12.5 million of estimated legal costs related to ongoing litigation matters in the second quarter of 2008.
(2)	We reversed $5.4 million of estimated legal costs related to the preliminary settlement of litigation matters in the fourth quarter of 2008.
(3)	We recorded $4.7 million of estimated legal costs related to ongoing litigation matters in the fourth quarter of 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in our Current Report on Form 8-K, filed on October 18, 2007, and Amendment No. 1 thereto, filed on October 24, 2007, we dismissed Grant Thornton LLP as our independent registered public accountants and engaged BDO Seidman, LLP, effective October 18, 2007, to act as our independent registered public accountants. There were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

On September 5, 2008, we disclosed in a Form 8-K and press release the receipt by us and our Chief Financial Officer and Chairman of the Audit Committee of notices, commonly referred to as “Wells Notices” from the Staff of the SEC relating to the timing and completeness of our October 2007 Form 8-K disclosure regarding our dismissal of Grant Thornton LLP as our independent registered public accountants. The Wells Notices stemmed from an informal inquiry commenced by the SEC with respect to the disclosure of the dismissal.

In a letter dated October 31, 2008 and received on November 4, 2008, the Staff informed us that it has now concluded its investigation and has determined not to recommend enforcement action against us or the individuals.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. BDO Seidman, LLP has also audited our internal control over financial reporting and its report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mannatech, Incorporated

Coppell, Texas

We have audited Mannatech, Incorporated’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mannatech, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mannatech, Incorporated and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008 and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Dallas, Texas

March 11, 2009

Item 9B. Other Information

None.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III is incorporated by reference to our definitive proxy statement to be filed with the United States Securities and Exchange Commission no later than April 30, 2009.

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

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.

3. Exhibit List

See Index to Exhibits following our Consolidated Financial Statements contained in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mannatech, Incorporated
Dated: March 12, 2009	By:	/s/ Wayne L. Badovinus
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Wayne L. Badovinus	President and Chief Executive Officer (principal executive officer)	March 12, 2009
Wayne L. Badovinus

/s/ Stephen D. Fenstermacher	Executive Vice President and Chief Financial Officer (principal accounting officer)	March 12, 2009
Stephen D. Fenstermacher

/s/ J. Stanley Fredrick	Chairman of the Board	March 12, 2009
J. Stanley Fredrick

/s/ Patricia A. Wier	Director	March 12, 2009
Patricia A. Wier

/s/ Allan D. Kennedy	Director	March 12, 2009
Allan D. Kennedy

/s/ Gerald E. Gilbert	Director	March 12, 2009
Gerald E. Gilbert

/s/ Robert C. Blattberg, Ph.D.	Director	March 12, 2009
Robert C. Blattberg, Ph.D.

/s/ Marlin Ray Robbins	Director	March 12, 2009
Marlin Ray Robbins

/s/ Larry A. Jobe	Director	March 12, 2009
Larry A. Jobe

/s/ Robert Toth	Director	March 12, 2009
Robert Toth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mannatech, Incorporated

Coppell, Texas

We have audited the accompanying consolidated balance sheet of Mannatech, Incorporated as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mannatech, Incorporated and subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 9 and 2 to the consolidated financial statements, the Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 effective January 1, 2007 and Statement of Financial Accounting Standard No. 157 Fair Value as of January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mannatech Incorporated's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Dallas, Texas

March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mannatech, Incorporated

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows of Mannatech, Incorporated (a Texas corporation) and subsidiaries for the year ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows.  We believe that our audit of the statements of income, changes in shareholders’ equity and comprehensive income, and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Mannatech, Incorporated and subsidiaries for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company also adopted FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: An Amendment of FASB Statements No. 87, 88, 106, and 132R, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mannatech, Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion on both management’s assessment of Mannatech, Incorporated’s internal control over financial reporting and on Mannatech, Incorporated’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas

March 16, 2007

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$30,945	$47,103
Restricted cash	1,864	340
Accounts receivable, net of allowance of $23 and $877 in 2008 and 2007, respectively	291	618
Income tax receivable	3,531	2,136
Inventories, net	31,313	23,706
Prepaid expenses and other current assets	3,946	6,053
Deferred tax assets	5,632	1,789
Total current assets	77,522	81,745
Long-term investments	—	12,950
Property and equipment, net	36,202	42,818
Construction in progress	840	1,594
Long-term restricted cash	7,579	11,726
Other assets	1,456	1,470
Long-term deferred tax assets	459	151
Total assets	$124,058	$152,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$131	$110
Accounts payable	5,067	3,637
Accrued expenses	24,324	30,315
Commissions and incentives payable	11,453	11,139
Taxes payable	873	6,198
Current deferred tax liability	192	—
Deferred revenue	3,476	4,769
Total current liabilities	45,516	56,168
Capital leases, excluding current portion	155	261
Long-term royalties due to an affiliate	2,024	2,440
Long-term deferred tax liabilities	6,075	5,165
Other long-term liabilities	1,559	1,565
Total liabilities	55,329	65,599

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,667,882 shares issued and 26,460,788 shares outstanding in 2008 and 27,667,882 shares issued and 26,460,788 shares outstanding in 2007	3	3
Additional paid-in capital	40,753	40,146
Retained earnings	44,170	62,620
Accumulated other comprehensive loss	(1,406)	(1,123)
	83,520	101,646
Less treasury stock, at cost, 1,207,094 shares in 2008 and 2007	(14,791)	(14,791)
Total shareholders’ equity	68,729	86,855
Total liabilities and shareholders’ equity	$124,058	$152,454

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	For the years ended December 31,
	2008	2007	2006
Net sales	$332,703	$412,678	$410,069
Cost of sales	48,564	59,765	58,461
Commissions and incentives	149,595	189,067	182,215
	198,159	248,832	240,676
Gross profit	134,544	163,846	169,393

Operating expenses:
Selling and administrative expenses	81,077	84,298	71,892
Depreciation and amortization	12,310	10,236	4,960
Other operating costs	55,656	61,703	48,467
Total operating expenses	149,043	156,237	125,319

Income (loss) from operations	(14,499)	7,609	44,074
Interest income	1,604	2,700	2,513
Other income (expense), net	(5,303)	180	1,101
Income (loss) before income taxes	(18,198)	10,489	47,688

(Provision) benefit for income taxes	5,570	(3,895)	(15,298)
Net income (loss)	$(12,628)	$6,594	$32,390

Earnings (loss) per common share:
Basic	$(0.48)	$0.25	$1.22
Diluted	$(0.48)	$0.25	$1.19

Weighted-average common shares outstanding:
Basic	26,461	26,443	26,598
Diluted	26,461	26,893	27,219

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands, except per share information)

	Common Stock Outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Shares	Par value				Shares	Amounts
Balance at December 31, 2005	26,738	$3	$36,699	$42,505	$(1,098)	666	$(7,791)	$70,318
Proceeds from stock options exercised	213	—	1,050	—	—	—	—	1,050
Tax benefit from exercise of stock options	—	—	497	—	—	—	—	497
Charge related to stock-based compensation	—	—	695					695
Repurchase of common stock	(541)	—	—	—	—	541	(7,000)	(7,000)
Declared dividends of $0.32 per share	—	—	—	(8,502)	—	—	—	(8,502)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	(622)	—	—	(622)
Unrealized gain from investments classified as available-for-sale, net of tax of $9	—	—	—	—	15	—	—	15
Charge related to adopting FAS 158, net of tax of $30	—	—	—	—	(44)	—	—	(44)
Net income	—	—	—	32,390	—	—	—	32,390
Total comprehensive income								31,739
Balance at December 31, 2006	26,410	3	38,941	66,393	(1,749)	1,207	(14,791)	88,797
Proceeds from stock options exercised	51	—	157	—	—	—	—	157
Tax benefit from exercise of stock options	—	—	100	—	—	—	—	100
Charge related to stock-based compensation	—	—	948	—	—	—	—	948
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	—	—	—	(845)	—	—	—	(845)
Declared dividends of $0.36 per share	—	—	—	(9,522)	—	—	—	(9,522)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	613	—	—	613
Pension obligations, net of tax of $8	—	—	—	—	12	—	—	12
Unrealized gain from investments classified as available-for-sale, net of tax	—	—	—	—	1	—	—	1
Net income	—	—	—	6,594	—	—	—	6,594
Total comprehensive income								7,220
Balance at December 31, 2007	26,461	3	40,146	62,620	(1,123)	1,207	(14,791)	86,855
Tax shortfall from expiration of stock options	—	—	(120)	—	—	—	—	(120)
Charge related to stock-based compensation	—	—	727	—	—	—	—	727
Declared dividends of $0.22 per share	—	—	—	(5,822)	—	—	—	(5,822)
Components of comprehensive loss:
Foreign currency translation	—	—	—	—	(318)	—	—	(318)
Pension obligations, net of tax of $26	—	—	—	—	35	—	—	35
Net loss	—	—	—	(12,628)	—	—	—	(12,628)
Total comprehensive loss								(12,911)
Balance at December 31, 2008	26,461	$3	$40,753	$44,170	$(1,406)	1,207	$(14,791)	$68,729

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,628)	$6,594	$32,390
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,310	10,236	4,960
Provision for inventory losses	1,321	568	320
Provision for doubtful accounts	23	877	150
Loss on disposal of assets	468	39	127
Accounting charge related to stock-based compensation expense	727	948	695
Deferred income taxes	(3,062)	(2,440)	5,360
Accrued interest on receivable	—	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	316	(495)	(441)
Income tax receivable	(1,395)	28	(2,174)
Inventories	(9,512)	(337)	(4,456)
Prepaid expenses and other current assets	1,927	(1,730)	(847)
Other assets	(9)	(76)	(228)
Accounts payable	1,407	276	(2,136)
Accrued expenses and taxes payable	(10,848)	5,646	7,318
Commissions and incentives payable	362	(4,430)	(104)
Deferred revenue	(1,295)	2,072	(1,015)
Net cash provided by (used in) operating activities	(19,888)	17,776	39,912
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,614)	(13,409)	(26,720)
Proceeds from sale of assets	3	—	18
Change in restricted cash	(139)	(6,854)	(973)
Sale of investments	20,350	12,424	—
Purchase of investments	(7,400)	—	(8,011)
Net cash provided by (used in) investing activities	7,200	(7,839)	(35,686)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	—	100	497
Proceeds from stock options exercised	—	157	1,050
Payment of cash dividends	(5,822)	(9,522)	(8,502)
Repayment of capital lease obligation	(115)	(107)	(78)
Repurchase of common stock	—	—	(7,000)
Net cash used in financing activities	(5,937)	(9,372)	(14,033)
Effect of currency exchange rate changes on cash and cash equivalents	2,467	837	(699)
Net increase (decrease) in cash and cash equivalents	(16,158)	1,402	(10,506)
Cash and cash equivalents at the beginning of year	47,103	45,701	56,207
Cash and cash equivalents at the end of year	$30,945	$47,103	$45,701
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$1,266	$4,146	$14,139
Interest paid on capital leases	$17	$21	$17
Summary of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$30	$37	$496
Unrealized gains from investments	$—	$1	$15

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, skin care and topical products, and weight-management products that are primarily sold to independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, and Singapore.

Independent associates (“associates”) purchase the Company’s products at published wholesale prices to either sell to retail customers or consume personally. Members purchase the Company’s products at a discount from published retail prices primarily for personal consumption. The Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery, other than usual and customary product warranties and returns. Only independent associates are eligible to earn commissions and incentives.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are generally received within 24 to 72 hours. As of December 31, 2008 and 2007, credit card receivables were $3.3 million and $2.6 million, respectively. Additionally, as of December 31, 2008 and 2007, cash and cash equivalents held in bank accounts in foreign countries totaled $18.2 million and $40.6 million, respectively.

Restricted Cash

The Company is required to restrict cash for i) direct selling insurance premiums and credit card sales in the Republic of Korea, ii) reserve on credit card sales in North America, and iii) Australia building lease collateral. As of December 31, 2008 and 2007, our total restricted cash was $9.4 million and $12.0 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2008 and 2007, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At December 31, 2008 and 2007, the Company held an allowance for doubtful accounts of less than $0.1 million and $0.9 million, respectively. In addition, at December 31, 2007, accounts receivable included a receivable due from MannaRelief, a then-related party, of $0.1million.

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

Inventories

Inventories consist of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of December 31, 2008 and 2007, other assets of $1.5 million primarily consisted of deposits for building leases in various locations.

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

Long-Term Royalty Liability

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of December 31, 2008, the Company’s liability related to this royalty agreement was $2.4 million, of which $0.4 million was currently due and included in accrued expenses.

Other Long-Term Liabilities

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of December 31, 2008 and 2007, accrued restoration costs related to these leases amounted to $0.4 million. At December 31, 2008 and 2007, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $0.8 million and $0.5 million, respectively.

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

The Company defers certain components of its revenue. Total deferred revenue consists of revenue received from: i) sales of packs and products shipped but not received by the customers by period end; ii) one-year magazine subscriptions; iii) pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack; and iv) prepaid registration fees from customers planning to attend a future corporate-sponsored event. The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. All other deferred revenue is recognized ratably over one year. Components of deferred revenue are as follows, as of December 31:

	2008	2007
	(in thousands)
Revenue related to undelivered packs and products	$3,228	$4,406
Revenue related to one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	133	141
Revenue related to future corporate-sponsored events	115	222
Total deferred revenue	$3,476	$4,769

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers return their merchandise within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales and for the years ended December 31, 2008 and 2007, were composed of the following (in thousands):

	2008	2007
Sales reserve as of January 1	$572	$444
Provision related to sales made in current year	4,339	4,683
Provision related to sales made in prior periods	359	417
Actual returns or credits related to current year	(3,625)	(4,111)
Actual returns or credits related to prior periods	(926)	(861)
Sales reserve as of December 31	$719	$572

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales and records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $15.1 million, $18.8 million, and $18.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Advertising Costs

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $8.6 million, $11.5 million, and $10.3 million for the years ended December 31, 2008, 2007, and 2006, respectively. Educational and promotional items, called sales aids, are sold to independent associates to assist in their sales efforts and are generally included in inventories and charged to cost of sales when sold.

Accounting for Stock-Based Compensation

The Company currently has one active stock-based compensation plan, which was approved by its shareholders at its 2008 Annual Shareholder’s meeting held on June 18, 2008. The Company generally grants stock options to its employees, consultants, and board members with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two or three years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding stock are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model.

Research and Development Costs

The Company expenses research and development costs when incurred. Research and development costs related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $5.0 million, $6.6 million, and $6.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

Software Development Costs

The Company capitalizes qualifying internal payroll and external contracting and consulting costs related to the development of internal use software that are incurred during the application development stage, which includes design of the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use software are expensed as incurred. The Company amortizes such costs over the estimated useful life of the software, which is three to five years once the software has been placed in service.

Concentration Risk

A significant portion of the Company’s revenue is derived from core Ambrotose® complex products, which include the Ambrotose® products and Advanced Ambrotose® products. For the years ended December 31, 2008 and 2007, revenue from the core Ambrotose® products accounted for 35.9% and 38.1% of the Company’s consolidated net sales, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments, receivables, and restricted cash. The Company utilizes financial institutions that the Company considers to be of high credit quality.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, time deposits, investments, receivables, deferred revenues, payables, and accrued expenses, approximate their carrying values due to their relatively short maturities. See Note 4 (“Fair Value”) for more information.

Comprehensive Income (loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income (loss) consists of the Company’s net income (loss), foreign currency translation adjustments from its Japan, Republic of Korea, and Taiwan operations, changes in the pension obligation for its Japanese employees and unrealized gains/losses from investments classified as available-for-sale, and in the year ended December 31, 2006, a charge related to the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”).

Foreign Currency Translation

The United States dollar is the functional currency for the majority of the Company’s foreign subsidiaries. As a result, nonmonetary assets and liabilities are translated at their approximate historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. Transaction gains (losses) totaled approximately $(5.2) million, $0.2 million, and $1.1 million, for the years ended December 31, 2008, 2007, and 2006, respectively, and are included in other income (expense), net in the Company’s Consolidated Statements of Operations.

The local currency is the functional currency of our subsidiaries in Japan, Republic of Korea, and Taiwan. These subsidiaries’ assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. The provisions of SFAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, with the exception of nonfinancial assets and liabilities that are not currently recognized or disclosed at fair value in the financial statements on a recurring basis, for which SFAS 157 is effective for fiscal years beginning after November 15, 2008. Our adoption of SFAS 157 on January 1, 2008 did not have a significant effect on our consolidated financial position, results of operations, or cash flows. See Note 4 (“Fair Value”) to the consolidated financial statements included in this report for more information.

SFAS 159. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“SFAS 159”). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008, we did not elect the fair value option for any items permitted under SFAS 159.

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

SFAS 160In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  As of December 31, 2008, the Company did not have any minority interests, therefore the adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.

FSP 140-3 On February 20, 2008, the FASB issued FASB Staff Position (“FSP”) on Financial Accounting Standards (“FSP 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. The FSP provides guidance on the accounting for a transfer of a financial asset and a repurchase financing.  Repurchase financing is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties (or consolidated affiliates of either counterparty), that is entered into contemporaneously with, or in contemplation of, the initial transfer.  The FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not currently utilize repurchase financing; therefore, the implementation of this FSP is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS 161In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (“SFAS 161”). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company currently does not participate in any derivative instruments or hedging activities as defined under SFAS 133 and, therefore, the adoption of SFAS 161 will not have any impact on the Company’s consolidated financial statements.

FSP 142-3In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company will apply this FSP prospectively to intangible assets acquired after January 1, 2009. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

SFAS 162In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3: INVESTMENTS

The Company classifies its investments as available-for-sale. As of December 31, 2008, the Company had no investments. As of December 31, 2007, the Company’s investments consisted of the following:

	December 31, 2007
	Amortized cost	Net unrealized gain (loss)	Fair value
	(in thousands)
City, state, or federal agency backed obligations	$12,950	$—	$12,950
Total investments, classified as long-term	$12,950	$—	$12,950

Proceeds from the sale of investment securities were $13.0 million in first quarter of 2008.

NOTE 4: FAIR VALUE

The Company utilizes fair value measurements to record fair value adjustments to certain financial assets and to determine fair value disclosures.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The table below presents the recorded amount of financial assets measured at fair value on a recurring basis as of December 31, 2008. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2008.

	Level 1		Level 2		Level 3		Total
Assets
Money Market Funds – Fidelity, US	$ $	8,217	$ $	—	$ $	—	$ $	8,217
Overnight Investment Sweep– Chase, US	4,818		—		—		4,818
Interest bearing deposits – various banks, Korea	8,560		—		—		8,560
Total assets	$ $	21,595	$ $	—	$ $	—	$ $	21,595
Amounts included in:
Cash and cash equivalents	$ $	14,930	$ $	—	$ $	—	$ $	14,930
Long-term restricted cash		6,665		—		—		6,665
Total		$21,595		$—		$—		$21,595

NOTE 5: INVENTORIES

Inventories consist of raw materials, work in progress, and finished goods, including promotional materials. Work in progress includes raw materials shipped to a third-party manufacturer to process into certain finished goods. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2008 and 2007, consisted of the following:

	2008	2007
	(in thousands)
Raw materials	$13,715	$8,846
Work in progress	—	134
Finished goods	18,275	15,252
Inventory reserves for obsolescence	(677)	(526)
	$31,313	$23,706

NOTE 6: PROPERTY AND EQUIPMENT

As of December 31, 2008 and 2007, property and equipment consisted of the following:

	2008	2007
	(in thousands)
Office furniture and equipment	$10,951	$9,975
Computer hardware	13,947	11,768
Computer software	44,927	43,866
Automobiles	128	158
Leasehold improvements	11,886	10,805
	81,839	76,572
Less accumulated depreciation and amortization	(45,637)	(33,754)
Property and equipment, net	36,202	42,818
Construction in process	840	1,594
	$37,042	$44,412

At December 31, 2008, construction in progress consisted of capitalized software costs of $0.5 million and $0.3 million for in-process leasehold improvements for its corporate facility. At December 31, 2007, construction in progress consisted of capitalized software costs of $1.2 million, computer hardware not yet placed in service of $0.2 million, and $0.2 million for in-process leasehold improvements for its corporate facility.

NOTE 7: CAPITAL LEASE OBLIGATIONS

As of December 31, 2008 and 2007, the net book value of leased assets was $0.4million for equipment leased under five non-cancelable capital leases. The future minimum lease payments (in thousands) are as follows:

2009	$143
2010	125
2011	34
2012	3
Total future minimum lease payments	305
Less: Amounts representing interest (effective interest rate 5.8%)	(19)
Present value of minimum lease payments	286
Current portion of capital lease obligations	(131)
Long-term portion of capital lease obligations	$155

NOTE 8: ACCRUED EXPENSES

As of December 31, 2008 and 2007, accrued expenses consisted of the following:

	2008	2007
	(in thousands)
Accrued inventory purchases	$3,069	$4,849
Accrued compensation	3,841	5,495
Accrued royalties	387	504
Accrued sales and other taxes	1,448	1,114
Other accrued operating expenses	4,273	4,519
Customer deposits and sales returns	729	575
Accrued travel expenses related to corporate events	1,181	3,993
Fixed asset purchases	409	1,811
Accrued legal and accounting fees	8,987	7,455
	$$24,324	$30,315

NOTE 9: INCOME TAXES

The components of the Company’s income (loss) before income taxes are attributable to the following jurisdictions for the years ended December 31:

	2008	2007	2006
	(in thousands)
United States	$(20,297)	$1,747	$49,455
Foreign	2,099	8,742	(1,767)
	$(18,198)	$10,489	$47,688

The components of the Company’s income tax provision (benefit) for the years ended December 31 are as follows:

	2008	2007	2006
Current provision (benefit):	(in thousands)
Federal	$(3,876)	$3,022	$8,838
State	(95)	362	708
Foreign	1,583	2,995	327
	(2,388)	6,379	9,873
Deferred provision (benefit):
Federal	(2,411)	(2,494)	5,693
State	(299)	(182)	417
Foreign	(472)	192	(685)
	(3,182)	(2,484)	5,425
	$(5,570)	$3,895	$15,298

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2008	2007	2006
Federal statutory income taxes	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	1.6	1.5
Difference in foreign and United States tax on foreign operations	(0.6)	(0.6)	(0.2)
Effect of changes in valuation allowance for net operating loss carryforwards	(1.1)	(3.1)	0.8
Research and experimentation income tax credits	—	—	(3.2)
Effect of change in FIN 48 (net)	5.5	1.1	—
Other	(8.6)	3.1	(1.8)
	30.6%	37.1%	32.1%

For 2008, the Company’s effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of favorable differences from foreign operations. For 2007, the Company’s effective income tax rate was higher than what would be expected if the federal statutory income tax rate were applied to income before income taxes primarily because of unfavorable permanent items from foreign operations. The tax rate difference for 2006 was primarily due to filing for research and experimentation income tax credits totaling $1.6 million for 2002 through 2005 activities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31:

	2008	2007
	(in thousands)
Deferred tax assets:
Current:
Deferred revenue	$63	$160
Inventory capitalization	554	258
Inventory reserves	128	220
Accrued expenses	4,314	1,228
Net operating loss	152	—
Other	1,407	577
Total current deferred tax assets	6,618	2,443
Noncurrent:
Depreciation and amortization	—	429
Net operating loss carryforward for its Taiwan subsidiary(1)	932	743
Deferred royalty	904	1,087
Non-cash accounting charges related to stock options and warrants	386	565
Accrued expenses	28	1,997
Other	156	341
Total noncurrent deferred tax assets	2,406	5,162
Total deferred tax assets	9,024	7,605
Valuation allowance	(932)	(743)
Total deferred tax assets, net of valuation allowance	$8,092	$6,862
Deferred tax liabilities:
Current:
Prepaid expenses	$789	$659
Other	406	—
Total current deferred tax liabilities	1,195	659
Noncurrent:
Internally-developed software	7,038	9,428
Depreciation and amortization	35	—
Other	—	—
Total noncurrent deferred tax liabilities	7,073	9,428
Total deferred tax liabilities	$8,268	$10,087

___________________________________________

(1)	The net operating loss for the Company’s Taiwan subsidiary, totaling $0.9 million, will expire between the years 2011 and 2015.

At December 31, 2008 and 2007, the Company’s valuation allowance was $0.9 million and $0.7 million, respectively. FAS 109 requires that a valuation allowance be established when the “more likely than not” criterion that all or a portion of net deferred tax assets will not be realized. A review of all positive and negative evidence of realizability must be considered in determining the need for a valuation allowance. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified.

The $0.9 million and $0.7 million valuation allowance at December 31, 2008 and 2007, represented a full reserve against the Company’s net deferred tax asset related to its Taiwan operations, as the Company believed the “more likely than not” criterion for recognition purposes could not be met.

At December 31, 2008 and 2007, the Company did not record a provision for any United States or foreign withholding taxes on its undistributed earnings related to its foreign subsidiaries because it is the intention of the Company to reinvest its undistributed earnings indefinitely in its foreign operations. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. At December 31, 2008, it is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Net deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets of December 31 as follows:

	2008	2007
	(in thousands)
Current deferred tax assets	$5,632	$1,789
Noncurrent deferred tax assets	459	151
Current deferred tax liabilities	(192)	—
Noncurrent deferred tax liabilities	(6,075)	(5,165)
Net deferred tax liabilities	$(176)	$(3,225)

On January 1, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2008, the Company recorded $0.5 million in taxes payable and $0.1 million in other long-term liabilities related to uncertain income tax positions and income tax reserves associated with various audits. At December 31, 2008, the Company had gross tax-affected unrecognized tax benefits of $0.6 million that, if recognized, would impact the effective tax rate. The Company recognizes penalties and interest charges related to unrecognized tax benefits in current tax expense. During the year ended December 31, 2008, the Company recorded interest related to unrecognized tax benefits of approximately $0.3 million to current tax expense and a reduction of $1.3 million due to expiration of statutes, for a total of $0.6 million recorded in the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the years ended December 31, 2008 and 2007:

	2008	2007*
	(in thousands)
Balance as of January 1	$1,592	$1,473
Additions for tax positions related to the current year	17	—
Additions for tax positions of prior years	254	119
Reductions of tax positions of prior years	(1,267)	—
Settlements	—	—
Balance as of December 31	$596	$1,592

__________________________________________

* The balance at January 1, 2007, consisted of $0.8 million recorded to retained earnings and other long-term liabilities for the adoption of FIN 48 and an additional $0.6 related to reserves for the examination of certain prior refund claims.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2008, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Japan	2003-2008
Republic of Korea	2004-2008
United States	2002-2008
Switzerland	2008
Taiwan	2004-2008

The Company anticipates that it is reasonably possible that the $0.6 million of unrecognized income tax benefits could decrease in 2009 due to the closure of tax years by expiration of the statute of limitations. The decrease may have a favorable impact on the Company’s consolidated financial statements.

NOTE 10: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

Agreement with J. Stanley Fredrick

In November 2003, the Company entered into a Lock-Up Agreement whereby the Company agreed to pay Mr. J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder, $185,000 per year for his agreement not to sell or transfer his shares to an outside party unless approved by the Company’s Board of Directors. As of December 31, 2008 and 2007, Mr. Fredrick beneficially owned 3,150,000 shares of the Company’s common stock. On March 6, 2009, the Lock-up Agreement was terminated by mutual agreement of the Company and Mr. Fredrick.

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

Clinical Studies with St. George’s Hospital

St. George’s Hospital & Medical School, in London, England, employs Dr. John Axford, a former director of the Company, who resigned from the Company’s Board of Directors effective September 6, 2007. Dr. Axford serves as the principal investigator in the Company’s funded clinical trials for St. George’s Hospital & Medical School. Most recent agreement between the Company and St. George’s Hospital & Medical School was signed in January 2007 for a total amount of $0.5 million. The agreement is for a three-year clinical trial related to a dosing and optimization study on the Company’s Ambrotose® complex technology. Through December 2007, the Company paid $0.3 million in relation to this agreement.

From time to time, Mannatech engages Dr. Axford to provide certain consulting services. Consulting fees paid by the Company during 2007 and 2006 were immaterial.

Transactions involving Samuel Caster

Mr. Caster, the Company’s founder, major stockholder, and former Chairman of the Board, founded MannaRelief in 1999 and served as its Chairman from 1999 through August 2007. MannaRelief is a 501(c)(3) charitable organization that provides charitable services for children. Donald Herndon, the Company’s former Vice President of Field Services, also served on MannaRelief’s Board of Directors through late 2007.

Historically, the Company has made cash donations to MannaRelief, sold products to MannaRelief at cost plus shipping and handling charges, and shipped products purchased by MannaRelief to its chosen recipients. In addition, certain Company employees and consultants periodically volunteer to work or host various fund raising projects and events for MannaRelief at no cost to MannaRelief. The Company has made cash donations and sold products to MannaRelief as follows:

	2008		2007		2006
Sold Products	$0.8	million	$1.0	million	$1.4	million
Contributed Cash Donations	$0.8	million	$0.9	million	$0.7	million

Certain Transactions with Ray Robbins

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds positions in the Company’s associate global downline network-marketing system. The Company pays commissions and incentives to its independent associates and during 2008, 2007, and 2006, the Company paid commissions and incentives to Mr. Robbins totaling $3.4 million, $3.8 million, and $3.4 million, respectively. In addition, several of Mr. Robbins’ family members are independent associates and were paid associate commissions and earned aggregate incentives of approximately $0.5 million, $0.6 million, and $0.6 million for 2008, 2007, and 2006, respectively. All commissions and incentives paid to Mr. Robbins and his family members were paid in accordance with the Company’s global associate career and compensation plan.

NOTE 11: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers all full-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States employees vest ratably over a five-year period. During the years ended December 31, 2008, 2007, and 2006, the Company contributed approximately $0.4 million, $0.5 million, and $0.4 million, respectively, to the 401(k) Plan for matching contributions.

The Company also sponsors a non-U.S. defined benefit plan covering its employees in its Japan subsidiary (“the Benefit Plan”). Pension benefits under the Benefit Plan are based on years of service and annual salary. The Company utilizes actuarial methods required by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) and Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of SFAS No. 87, 88, and 106” (“SFAS 132 (R)”), to account for the Benefit Plan. As of December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106, and 132(R)” (“SFAS 158”). Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related Benefit Plan costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants, and changes in the level of benefits provided. The Company uses a measurement date of December 31 to evaluate and record any post-retirement benefits related to the Benefit Plan.

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets are as follows for the years ended December 31:

	2008	2007
Projected benefit obligation:	(in thousands)
Balance, beginning of year	$553	$430
Service cost	194	142

Interest cost	16	11
Liability (gains) and losses	(56)	(17)
Benefits paid to participants	(50)	(29)
Foreign currency	135	16
Balance, end of year	$792	$553

Plan assets:
Fair value, beginning of year	$—	$—
Company contributions	50	29
Benefits paid to participants	(50)	(29)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31:	2008	2007
	(in thousands)
Benefit obligation	$(792)	$(553)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(792)	$(553)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31:	2008	2007
	(in thousands)
Accrued benefit liability	$(783)	$(496)
Transition obligation	(9)	(57)
Net amount recognized in the consolidated balance sheets	$(792)	$(553)
Non-current liabilities	$(792)	$(553)

	Years Ended December 31,
	2008	2007	2006
Other changes recognized in other comprehensive income (loss)	(in thousands)
Net periodic cost	$215	$157	$109
Other changes in plan assets and benefit obligations	—	—	—
Current year actuarial loss (gain)	(56)	(17)	—
Current year prior service benefit	—	—	—
Amortization of actuarial loss (gain)	—	—	—
Amortization of transition obligation	(5)	(4)	—
Total recognized in other comprehensive income (loss)	(61)	(21)	—
Total	$154	$136	$109

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain/loss:	As of December 31,
	2008	2007
	(in thousands)
Net actuarial gain/loss	$57	$—
Transition obligation	(66)	(57)
Total recognized in accumulated other comprehensive loss	$(9)	$(57)

2009 estimated amounts amortized from accumulated other comprehensive income (loss), net into net periodic cost (in thousands)
Transition obligation	$(5)

	As of December 31,
	2008	2007
	(in thousands)
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$792	$553
Accumulated benefit obligation	476	311
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2008	2007
Discount rate	2.5%	2.5%
Rate of increase in compensation levels	3.0%	3.0%

Components of Expense

Pension expense for the Benefit Plan is included in selling, general and administrative expenses in the Consolidated Statements of Operations and is comprised of the following for the years ended December 31:

	2008	2007	2006
	(in thousands)
Service cost	$194	$142	$98
Interest cost	16	11	7
Amortization of transition obligation	5	4	4
Amortization of unrecognized loss	—	—	—
Total pension expense	$215	$157	$109

Estimated Benefits and Contributions

The Company expects to contribute approximately $75,000 to the plan in 2009. As of December 31, 2008, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2009	$75
2010	5
2011	7
2012	9
2013	11
Next five years	229
Total expected benefits to be paid	$336

NOTE 12: STOCK OPTION PLAN

Summary of Stock Plan

The Company currently has one active stock-based compensation plan, which was approved by its shareholders. The Company generally grants stock options to its employees, consultants, and board members at the fair market value of its common stock, on the date of grant, with a term no greater than ten years. The stock options generally vest over two or three years. Shareholders who own 10% or more of the Company’s outstanding stock are granted incentive stock options at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and have a term no greater than five years.

In February 2008, the Company’s Board of Directors approved its 2008 Stock Incentive Plan (the "2008 Plan”), which reserves, for issuance of stock options and restricted stock to its employees, board members, and consultants, up to 1,000,000 shares of its common stock plus any shares reserved under the Company’s then-existing, unexpired stock plan for which options had not yet been issued plus any shares underlying outstanding options under the then-existing stock option plan that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at its 2008 Annual Shareholders’ Meeting held on June 18, 2008. As of December 31, 2008, the 2008 Plan has 596,224 stock options available for grant before the plan expires on February 20, 2018.

A summary of changes in stock options outstanding during the year ended December 31, 2008, is as follows:

	2008
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	1,300	$7.41
Granted	576	$4.82
Exercised	—	—
Forfeited or expired	(306)	$8.64
Outstanding at end of year	1,570	$6.22	5.7	N/A*
Options exercisable at year end	936	$6.69	3.4	N/A*

__________________________________________

* At December 31, 2008, all outstanding options were out-of-the-money.

The Company generally issues new shares upon the exercise of options. Options exercised during the years ended December 31, 2007 and 2006, had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price of the option of approximately $0.6 million and $2.1 million, respectively. No options were exercised in 2008.

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2008	2007	2006
Dividend yield:	3.2 — 6.1%	2.3 — 4.9%	2.6%
Risk-free interest rate:	1.8 —3.6%	4.2 — 4.7%	4.3%
Expected market price volatility:	59.8 — 63.8%	67.7 — 68.3%	62.0%
Average expected life of stock options:	4.5 years	4.5 years	4 years

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2008, 2007, and 2006 was $1.74, $4.39, and $5.55 per share, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $0.7 million, $0.9 million, and $0.6 million, respectively.

The Company recorded the following amounts related to the expense of the fair values of options during the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
	(in thousands)
Selling, general and administrative expenses and Income (loss) from operations before income taxes	$706	$1,060	$682
Provision/Benefit for income taxes	(79)	325	256
Net income (loss)	$785	$735	$426

As of December 31, 2008, the Company had approximately $0.9 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years, ending December 31, as follows:

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
	(in millions)
2009	$0.5	$0.1	$0.4
2010	0.3	0.1	0.2
2011	0.1	—	0.1
	$0.9	$0.2	$0.7

NOTE 13: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware, and warehouse equipment under various noncancelable operating leases. Some of these leases have renewal options. All of the Company’s leases expire at various times through December 2016. The Company also leases equipment under various month-to-month cancelable operating leases. For each year ended December 31, 2008 and 2007, total rent expense was approximately $4.1 million, and $3.9 million for the year ended December 31, 2006.

Approximate future minimum rental commitments for non-cancelable operating leases (in millions) are as follows:

Years ending December 31,
2009	$2.9
2010	2.3
2011	1.2
2012	1.2
2013	1.1
Thereafter	2.5
$11.2

Purchase Commitments

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. Purchase agreements with suppliers that contain minimum purchase clauses are as follows:

•

In May 2008, the Company entered into a Supply Agreement with Marinova PTY Limited to purchase raw materials used in its products through 2012. Under the terms of the Supply Agreement, the Company is required to purchase a minimum annual quantity over the four years of the agreement. As of December 31, 2008, the Company is required to purchase an aggregate of $8.4 million through 2012.

•

In January 2006, the Company entered into a five-year Supply Agreement with Larex, Inc. to exclusively purchase Arabinogalactan, an important component used in the formulation of its Ambrotose® complex. In order to retain exclusive rights to purchase Arabinogalactan, the Company is required to purchase a minimum monthly quantity over the five year agreement. As of December 31, 2008, the Company is required to purchase an aggregate of $1.3 million through 2010.

•

In March 2006, the Company entered into a ten-year supply agreement to purchase plant-derived mineral nutrition products from InB:Biotechnologies, Inc. As of December 31, 2008, the Company is required to purchase an aggregate of $7.4 million through 2016.

•

In June of 2008, the company entered into a three-year supply agreement with Improve U.S.A. to purchase an aloe vera powder. As of December 31, 2008, under the terms of the agreement, the Company is required to purchase an aggregate of $10.3 million through 2011.

Royalty and Consulting Agreements

In 2001, the Company entered into a royalty agreement with a high level associate and shareholder, whereby the Company agreed to pay royalties totaling $1.6 million related to the sale of certain sales aids developed by the associate and sold by the Company. Pursuant to this royalty agreement, the Company has paid an aggregate of $1.4 million through December 31, 2008.

The Company also utilizes royalty agreements with individuals and entities to provide compensation for items such as reprints of articles or speeches relating to the Company, sales of promotional videos featuring sports personalities, and promotional efforts used by the Company for product sales or attracting new associates. The Company paid royalties for such royalty agreements of approximately $0.3 million, $0.5 million, and $0.3 million in 2008, 2007, and 2006, respectively.

Employment Agreements

The Company has non-cancellable employment agreements with certain executives. If the employment relationships were terminated with these executives, as of December 31, 2008, the Company would continue to be indebted to the executives for $3.2 million, payable through 2011.

NOTE 14: LITIGATION

Securities Class Action Lawsuits

Beginning in the third quarter of 2005, the Company was sued in three purported securities class actions, which were consolidated into a single cause of action styled Jonathan Crowell, et al. v. Mannatech, et al., and transferred to the United States District Court for the Northern District of Texas, No. 3:07-cv-00238-K, as disclosed in the Company’s previous filings. These lawsuits remained pending at December 31, 2008. The consolidated complaint alleged violations of Sections 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act through alleged artificial inflation of the value of the Company’s stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of the Company’s products during the purported class period. Without admitting any liability or wrongdoing of any kind, the Company entered into a settlement with the Lead Plaintiffs resolving all claims in the litigation, and agreed to authorize payment to the plaintiff class of $11.25 million. The Company paid $2.27 million in cash as part of the settlement, and the remainder was funded by our insurer.

Preliminary approval of the settlement was granted by the Court on December 12, 2008.

On March 10, 2009, the court granted final approval for the settlement and entered a final judgment.

Shareholder Derivative Lawsuits

Five purported derivative actions have also been brought by shareholders on the Company’s behalf against certain current and former directors, as disclosed in the Company’s previous filings. Two purported derivative actions were filed by shareholders Norma Middleton and Frances Nystrom on October 18, 2005 and January 13, 2006, respectively, in the United States District Court for the Northern District of Texas. In addition, three purported derivative actions were brought by shareholders Kelly Schrimpf, Duncan Gardner, and Frances Nystrom on January 11, 2006, April 25, 2007, and July 23, 2007, respectively, in the 44th and 162nd Judicial District Court of Dallas County, Texas. All five actions remained pending at December 31, 2008, but have since been settled with entry of final judgement or orders of dismissal.

The first three derivative lawsuits made allegations similar to the allegations of the shareholder class action litigation described above. The last two derivative lawsuits made allegations with regard to our funding of various research projects. The Company’s Special Litigation Committee of the Board of Directors reviewed the allegations contained in each of the five derivative lawsuits and determined that they should be dismissed or compromised.

On June 13, 2008, the Company announced that it had reached a final settlement with all derivative plaintiffs. This settlement resolves all the claims in each of the five pending derivative lawsuits. Without admitting any liability or wrongdoing of any kind, the Company has implemented, or agreed to implement certain corporate governance changes. The Company also agreed to cover the derivative plaintiffs’ counsels’ fees and expenses up to a sum of $850,000. This settlement payment would be funded by the Company’s insurer. Preliminary approval of the settlement was given on October 2, 2008, and notice of the settlement was subsequently distributed to shareholders. On January 13, 2009, the federal court held a hearing and granted final approval of the settlement and judgment dismissing the Middleton and Nystrom federal derivative actions. Pursuant to the settlement, the second Nystrom action was dismissed on January 13, 2009, the Gardner action was dismissed on February 2, 2009, and the Schrimpf action was dismissed on February 3, 2009 by the respective Texas state court.

Texas Attorney General’s Lawsuit

The Company was sued in an enforcement action by the Texas Attorney General’s Office on July 5, 2007. In that lawsuit, the State of Texas sued the Company, MannaRelief Ministries, Samuel L. Caster, the Fisher Institute, and Reginald McDaniel for alleged violations of the Texas Food, Drug, and Cosmetic Act and the Texas Deceptive Trade Practices Act. The allegations, consistent with the allegations made by the securities class action and derivative plaintiffs, primarily concerned the marketing of our products by our independent associates.

After extended negotiations, the Company announced that it reached a settlement on February 26, 2009 with the Attorney General’s Office regarding the enforcement action. Without admitting any wrongdoing or violations of Texas law, the Company agreed to refund up to $4 million to members only who purchased Mannatech products between

September 1, 2002 and August 1, 2007, and to pay $2 million to cover fees and expenses of Texas regulators. The settlement does not include any fine or penalty against Mannatech. The settlement is reflected in our Agreed Final Judgment that was entered by the court on February 26, 2009.

As part of the agreed settlement, Mannatech and its agents are enjoined from any future violations of certain provisions of the Texas Food, Drug, and Cosmetic Act and the Texas Deceptive Trade Practices Act. The Company also implemented certain corporate governance changes required by the Texas Attorney General’s Office, and have agreed to implement certain additional changes and programs to provide for comprehensive monitoring and compliance regarding representations, advertisement, and labeling of our products and the research associated with those products. In addition, the Company has agreed to implement certain policies regarding the relationship between Mannatech and MannaRelief Ministries, and the conduct of Mannatech-sponsored events and web sites. The Company has also agreed to make certain periodic reports to the Texas Attorneys General’s Office regarding the implementation and results of the changes made pursuant to the agreed judgment.

Mr. Caster, who resigned as Chairman on January 30, 2009, also entered into an agreed settlement on February 26, 2009 with the Attorney General’s Office settling the enforcement action against him. As part of that agreed judgment, Mr. Caster, without admitting any wrongdoing or violations of Texas law, has agreed to pay a fine of $1 million, and is enjoined from serving as an officer, director, or employee of Mannatech for a period of five years; provided, however, Mr. Caster is not prohibited by his settlement from acting as an independent consultant to the Company provided that he comply with the terms of the settlement between the Company and the Texas Attorney General, including that he report directly to the Company’s CEO. Pursuant to the requirements of the Company’s articles of incorporation and bylaws, the Company has agreed to indemnify Mr. Caster for the amount of the fine and for any other expenses relating to this matter.

Potential SEC Enforcement Action

In a letter dated August 29, 2008, otherwise known as a “Wells notice,” the Staff of the Securities and Exchange Commission (the “Staff”) indicated to the Company that they intended to recommend that a civil injunctive action or cease and desist proceeding be commenced against Mannatech, as well as Stephen Fenstermacher, the Chief Financial Officer, and Larry Jobe, the Chairman of the Audit Committee of the Board of Directors. The Staff asserted that the Company and the named individuals violated Section 13(a) of the Exchange Act of 1934 and Rules 13a-11 and 12b-20 thereunder, by failing to file an SEC Form 8-K within four days of the date of the termination of Grant Thornton, L.L.P. as the Company’s independent accountant. The receipt of the Wells notice was disclosed in a Form 8-K filed with the SEC on September 5, 2008.

The Company’s response to the Wells notice, along with the responses of Mr. Fenstermacher and Mr. Jobe, were submitted to the Staff on October 3, 2008. The Company, Mr. Fenstermacher, and Mr. Jobe were notified in letters dated October 31, 2008, that the Staff had completed its investigation and would not recommend that any enforcement action be taken by the SEC. Mannatech disclosed the termination of the SEC’s investigation in a Form 8-K filed with the SEC on November 5, 2008.

Patent Infringement Litigation

The Company currently has the following one patent infringement suit on file:

Mannatech, Inc. v. K.Y.C. Inc. d/b/a Techmedica Health Inc., Triton Nutra, Inc., Ionx Holdings, Inc., and John Does 1-30

The Company filed a patent infringement lawsuit against K.Y.C. Inc. d/b/a Techmedica Health, Inc. (“Techmedica”), Triton Nutra, Inc., Ionx Holdings, Inc. (“Ionx”), and John Does 1-30, pending in the United States District Court of the Northern District of Texas, Dallas Division. The lawsuit alleges the defendants infringed United States Patent Nos. 6,929,807, 7,157,431, 7,196,064, 7,199,104, and 7,202,220, all entitled “Compositions of Plant Carbohydrates as Dietary Supplements,” and seeks to stop the manufacture, offer, and sale of defendants’ infringing glyconutritional products, as well as cessation of defendants’ false advertising about our products, including Ambrotose®.

On May 5, 2006, the Company initiated the lawsuit against Techmedica, alleging infringement of the ‘807 Patent. After Techmedica claimed that Triton Nutra manufactured its glyconutritional products, the Company amended its complaint on February 6, 2007 to add Triton Nutra as a defendant, as well as infringement claims related to the newly issued ‘431 Patent against both Techmedica and Triton Nutra. When Triton Nutra failed to answer the Amended Complaint, the Company requested, and the Clerk of Court entered, default against Triton Nutra on May 3, 2007.

On August 10, 2007, the Court stayed the case pending entry of judgment in the Company’s earlier patent infringement suit against Glycoproducts International, Inc. f/k/a Glycobiotics International, Inc. (“Glycobiotics”). During the stay, on February 28, 2008, a federal grand jury indicted Techmedica Health and its president for violations of federal drug distribution laws, wire and mail fraud, and money laundering. The government is seeking any property derived from these activities, including over $17 million in cash and various real estate and other property. After the indictment, Ionx purchased all of the assets of Techmedica, including its inventory of glyconutritional products, and began selling these products on the internet under the assumed name Micronutra Health.

Following the Company’s successful prosecution of its patent infringement suit against Glycobiotics, on July 30, 2008, the Court granted its unopposed motion to lift the stay in this suit. The Company filed its Second Amended Complaint on September 18, 2008, adding Ionx and John Does 1-30 as defendants and infringement claims related to the ‘064, ‘104, and ‘220 Patents, and naming Activive as an additional infringing glyconutritional product. On October 13, 2008, Techmedica and Ionx filed identical answers and counterclaims, which claim that the Company’s patents-in-suit are invalid, unenforceable, or otherwise not infringed by defendants.

The parties are currently following the schedule set by the Court in the Second Amended Scheduling Order. To date, the Company has served the defendants with its preliminary infringement contentions and the defendants have served the Company with their preliminary invalidity contentions. The parties have also exchanged a list of claim terms to be construed along with a proposed construction of each disputed claim term.

In the Company’s preliminary infringement contentions, it identified nine infringing products: Nutratose, Activive, Candidol, Claritose, Lupazol, Respitrol, Rhumatol, Synaptol, and Viratrol. In its deposition on October 10, 2008, Techmedica’s corporate representative testified that all nine identified products are comprised of the same encapsulated ingredients.

The Company will continue to vigorously prosecute this case. Given the precedent set by Mannatech v. Glycobiotics, the Company continues to believe the likelihood of an unfavorable outcome is remote, and with no counterclaims seeking monetary damages, its potential loss is limited to an award of the defendants’ court costs.

On December 12, 2008, the defendant filed a Special Appearance challenging the Court’s personal jurisdiction. On February 16, 2009, the Court heard oral argument and overruled the defendant’s special appearance, which will keep the case in Dallas County, Texas.

The Company will continue to vigorously prosecute this case. The Company believes the likelihood of an unfavorable outcome is remote, and with no counterclaims, any potential loss is limited to an award of the defendant’s court costs.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, the Company has accrued $7.5 million as of December 31, 2008 for these matters, which is included in accrued expenses on our Consolidated Balance Sheet. During the fourth quarter of 2008, the Company revised its estimates of costs accrued for legal expenses based on the most recent information to date. This resulted in a reduction in the accrual of approximately $5.5 million which was recorded in the fourth quarter.

NOTE 15: SHAREHOLDERS’ EQUITY

Preferred Stock

On April 8, 1998, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to 99.0 million and the Company authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have ever been issued or outstanding.

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, up to 5% of its outstanding shares, or approximately 1.3 million shares, of its common stock to help manage any dilutive effects of its common stock in the open market. On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors. As of December 31, 2008, the Company had repurchased the following number of shares of its common stock in the open market:

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

As of December 31, 2008, the maximum number of shares available for repurchase under the June 2004 plan, previously approved by the Company’s Board of Directors, was 196,124. The Company is also authorized to purchase up to $20 million of its outstanding common stock, in the open market, under its August 2006 program.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net, which is displayed in the Consolidated Statement of Shareholder’s Equity, represents net earnings (loss) plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations. Such items include unrealized gains/losses from investments, foreign currency translation, and certain pension and postretirement benefit obligations.

The after-tax components of accumulated other comprehensive income (loss), are as follows:

	Unrealized Gain (Loss) From Investments	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net
	(in thousands)
Balance as of December 31, 2005	$(16)	$(1,082)	$—	$(1,098)
Current-period change	15	(622)	(44)	(651)
Balance as of December 31, 2006	(1)	(1,704)	(44)	(1,749)
Current-period change	1	613	12	626
Balance as of December 31, 2007	—	(1,091)	(32)	(1,123)
Current-period change	—	(318)	35	(283)
Balance as of December 31, 2008	—	$(1,409)	$3	$(1,406)

NOTE 16: EARNINGS (LOSS) PER SHARE

Basic Earnings (Loss) Per Share (“EPS”) calculations are based on the calculated weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the years ended December 31, 2008, 2007 and 2006. For 2008, approximately 1.3 million of the Company’s common stock options were excluded from its diluted EPS calculation using average close price of $5.37 per share, as their effect was anti-dilutive. For 2007, approximately 0.4 million of the Company’s common stock options were excluded from its diluted EPS calculation using an average close price of $11.60 per share, as their effect was anti-dilutive. For 2006, approximately 0.1 million of the Company’s common stock options were excluded from its diluted EPS calculation using an average close price of $15.87 per share, as their effect was anti-dilutive. The amounts are rounded to the nearest thousands, except per share amounts.

	2008			2007			2006
	Income/Loss (Numerator)	Shares (Denominator)	Per Share Amount)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss) available to common shareholders	$(12,628)	26,461	$(0.48)	$6,594	26,443	$0.25	$32,390	26,598	$1.22
Effect of dilutive securities –
Stock options	—	—	—	—	354	—	—	515	(0.03)
Stock warrants(1)	—	—	—	—	96	—	—	106	—
Diluted EPS:
Net income (loss) available to common shareholders plus assumed conversions	$(12,628)	26,461	$(0.48)	$6,594	26,893	$0.25	$32,390	27,219	$1.19

_________________________

(1) In 2001, as part of a separation agreement, the Company granted an officer 213,333 stock warrants for common stock at exercise prices ranging from $1.75 to $4.00 per share. The stock warrants vested immediately and expired on February 28, 2008.

The Company’s quarterly cash dividends were $0.09 per share for the first and second quarters of 2008 and $0.02 per share for the third and fourth quarters of 2008.The Company paid $0.09 and $0.08 per share in quarterly cash dividends in 2007 and 2006, respectively. The dividend policy is periodically re-evaluated based on consolidated results of operations, financial position, cash requirements, and other relevant factors.

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

The Company operates in seven physical locations and sells product in twelve different countries around the world. The seven physical locations are the United States, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), and Taiwan. Each of the Company’s physical locations services different geographic areas. The United States location processes orders for the United States, Canada, and South Africa. The Australian location processes orders for Australia, New Zealand, and Singapore. The Company’s United Kingdom location processes orders for the United Kingdom, Denmark and Germany. The Company’s Switzerland office manages certain day-to-day business needs of non-North American markets and coordinates the Company’s continued global expansion.

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the years ended December 31, are as follows:

	2008		2007		2006
	(in millions, except percentages)
United States	$176.9	53.1%	$244.5	59.2%	$271.4	66.2%
Canada	23.6	7.1%	27.4	6.6%	28.6	7.0%
Australia	26.1	7.8%	29.4	7.1%	30.5	7.4%
United Kingdom	4.7	1.4%	6.7	1.6%	7.5	1.8%
Japan	44.8	13.5%	42.3	10.3%	41.4	10.1%
New Zealand	5.2	1.6%	6.9	1.7%	8.9	2.2%
Republic of Korea	35.7	10.7%	44.0	10.7%	12.4	3.0%
Taiwan	5.2	1.6%	5.4	1.3%	3.7	0.9%
Denmark	1.2	0.4%	1.5	0.4%	3.4	0.8%
Germany*	3.8	1.1%	4.6	1.1%	2.3	0.6%
South Africa**	5.5	1.7%	—	—	—	—
Totals	$332.7	100%	$412.7	100%	$410.1	100%

__________________________________

*	United Kingdom began shipping products to Germany in March 2006.

** South Africa began operations in May 2008.

	2008	2007	2006
	(in millions)
Consolidated product sales	$260.5	$316.9	$309.1
Consolidated pack sales	57.7	79.0	80.7
Consolidated other, including freight*	14.5	16.8	20.3
Total	$332.7	$412.7	$410.1

____________________________

* In April 2007, the Company began operating its new Enterprise Resource Planning (“ERP”) System, which allowed it to separately quantify deferred revenue associated with sales of packs and products that were shipped but not yet received by customers. As a result, in April 2007, the Company began recording deferred revenue related to packs with pack sales and deferred revenue associated with products with product sales. For the three months ended March 31, 2007 and the year ended December 31, 2006, other sales included $1.9 million and $1.0 million respectively, related to the change in deferred revenue for packs and products shipped but not yet received by customers, rather than in the applicable pack or product sales category.

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following countries, as follows:

	2008	2007
Country	(in millions)
Australia	$0.3	$0.3
Japan	0.2	0.2
Republic of Korea	0.8	1.0
Switzerland	0.7	—
Taiwan	0.1	0.1
United Kingdom	0.1	0.3
United States	34.8	42.5
	$37.0	$44.4

NOTE 18: SUBSEQUENT EVENTS

On February 26, 2009, Mannatech, Incorporated (“Mannatech”) announced that it reached a settlement with the Texas Attorney General’s office of an enforcement action filed by the Texas Attorney General in July 2007. The lawsuit related to regulatory compliance and sales practices that predominantly took place from 2002 to 2006. Under the proposed settlement, Mannatech will pay $6 million, of which $4 million is designated for restitution to consumers and $2 million is designated to cover fees and expenses of Texas regulators. The settlement does not include any fine or penalty. As part of the agreed final judgment, Mannatech and its agents are enjoined from any future violations of certain provisions of the Texas Food, Drug, and Cosmetic Act and the Texas Deceptive Trade Practices Act.

On January 30, 2009, Sam Caster, the founder of the Company, resigned from the Company’s Board of Directors. Mr. Caster served as the Chairman of the Board of the Company’s Board of Directors and as a member of the Company’s Science Committee. The Company’s Board of Directors has elected lead director Stan Fredrick to replace Mr. Caster as the Chairman of the Board.

On February 18, 2009, the Company’s Board of Directors declared a cash dividend of $0.02 per share of Mannatech’s common stock. The cash dividend is payable on Tuesday, March 26, 2009 to Mannatech’s shareholders of record as of the close of business on Monday, March 9, 2009.

The supplier of one major product component announced in February 2009 that the processing facility was closed and manufacturing of the component would cease. Mannatech owns extensive inventory of this component and believes that its needs for the next twelve months or more will be covered by these stocks. Alternate sources of supply for this component are currently being explored.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.2	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.3	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.4	2008 Stock Incentive Plan.	DEF 14A	000-24657	Appendix B	April 29, 2008
10.5	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.6	Form of Indemnification Agreement between Mannatech, and its Board of Directors, dated September 10, 1998.	S-1	333-63133	10.8	September 10, 1998
10.7	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998
10.8	Second Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.1	November 9, 2005
10.9	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated May 29, 1997 as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998
10.10	Third Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.2	November 9, 2005
10.11	Trademark License and Supply Agreement between Mannatech and Carrington Laboratories, Inc., dated January 25, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	January 31, 2007
10.12	Supply Agreement between Mannatech (International) Limited and Marinova Pty. Limited, effective August 9, 2007 and dated May 7, 2007, (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act).	10-Q	000-24657	10.3	May 10, 2007
10.13	Amendment to Purchase Agreement between Mannatech and Marinova PTY, Limited, dated May 6, 2008 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act).	10-Q	000-24657	10.4	August 11, 2008
10.14	Purchase Agreement between Mannatech and Larex, Inc., dated January 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.18	March 16, 2006
10.15	Purchase Agreement between Mannatech and Wellness Enterprises, LLC, dated February 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.19	March 16, 2006

i

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.16	Supply Agreement between Mannatech and Coradji PTY. Limited, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	10.1	March 29, 2005
10.17	Supply License Agreement between Mannatech and InB:Biotechnologies, Inc., dated March 22, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.2	May 10, 2006
10.18	Initial Commercial Supply and Manufacturing Agreement between Mannatech and Fine Chemetics, Inc., dated March 29, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2006
10.19	Supply Agreement between Mannatech, Incorporated, and Improve U.S.A., Inc., effective June 1, 2008, and executed May 2, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 8, 2008
10.20	Amended and Restated Employment Agreement between Terry L. Persinger and Mannatech, dated June 16, 2008.	8-K	000-24657	10.1	June 20, 2008
10.21	Employment Agreement between Robert A. Sinnott, Ph.D. and Mannatech, dated October 5, 2007.	8-K	000-24657	10.3	October 11, 2007
10.22	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated January 23, 2006.	10-K	000-24657	10.32	March 16, 2006
10.23	Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated October 5, 2007.	8-K	000-24657	10.2	October 11, 2007
10.24*	First Amendment to Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated December 18, 2008.	*	*	*	*
10.25	Employment Agreement between Terence L. O’Day and Mannatech, dated October 5, 2007.	8-K	000-24657	10.1	October 11, 2007
10.26	Employment Agreement between B. Keith Clark and Mannatech, dated October 5, 2007.	8-K	000-24657	10.4	October 11, 2007
10.27	Employment Agreement between Wayne L. Badovinus and Mannatech, dated June 4, 2008.	8-K	000-24657	10.1	June 9, 2008
10.28	Employment Agreement between Terri F. Maxwell and Mannatech, dated August 28, 2008.	8-K	000-24657	10.1	September 2, 2008
10.29	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004
10.30	Termination of Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated March 6, 2009.	8-K	000-24657	10.1	March 10, 2009
10.31	Follow-Up Agreement to Letter of Intent Agreement between Mannatech and Jett, dated September 10, 2001.	10-Q	000-24657	10.4	November 14, 2001
10.32	Letter of Understanding between Mannatech and Dr. John Axford, dated April 19, 2006.	8-K	000-24657	99.1	April 21, 2006
10.33	Extension of the Letter of Spokesperson Arrangement between Mannatech and Dr. John Axford, dated February 18, 2007.	8-K	000-24657	99.1	February 21, 2007
10.34	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.35	Amendment to Employment Agreement between Alfredo Bala and Mannatech, dated October 11, 2007.	8-K	000-24657	10.1	October 17, 2007
10.36	Clinical Research Agreement dated January 3, 2007 by and between St. George’s Hospital Medical School (trading as St George’s, University of London), and Mannatech, Inc.	10-K	000-24657	10.39	March 17,2008
14.1	Code of Ethics.	10-K	000-24657	14.1	March 16, 2007
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO Seidman, LLP.	*	*	*	*
23.2*	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.	*	*	*	*

ii

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
23.3*	Consent of Grant Thornton LLP.	*	*	*	*
23.4*	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.	*	*	*	*
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
99.3*	Financial Statement schedule regarding Valuation and Qualifying Accounts.	*	*	*	*

* Filed herewith.

iii