Form 10-Q
period 2009-03-31
MANNATECH INC
filed 2009-05-07
CIK 1056358

March 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 For the quarterly period ended: March 31, 2009 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File No. 000-24657

MANNATECH, INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code: (972) 471-7400

____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☒

*The registrant has not yet been phased into the interactive data requirements.

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

Yes ☐ No ☒

As of April 30, 2009, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,460,788.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below and in the “Risk Factors” section in Item 1A of this Form 10-Q, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

▪	overall growth or lack of growth in the nutritional supplements industry;
▪	plans for expected future product development;
▪	changes in manufacturing costs;
▪	shifts in the mix of packs and products;
▪	the future impact of any changes to global associate career and compensation plans or incentives;
▪	the ability to attract and retain independent associates and members;
▪	new regulatory changes that could affect operations and/or products;
▪	the competitive nature of our business with respect to products and pricing;
▪	publicity related to our products or network-marketing; and
▪	the political, social, and economic climate.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
ASSETS	(unaudited)
Cash and cash equivalents	$26,401	$30,945
Restricted cash	2,346	1,864
Accounts receivable, net of allowance of $11 and $23 in 2009 and 2008, respectively	284	291
Income tax receivable	5,695	3,531
Inventories, net	30,216	31,313
Prepaid expenses and other current assets	4,202	3,946
Deferred income tax assets	4,829	5,632
Total current assets	73,973	77,522
Property and equipment, net	33,883	36,202
Construction in progress	638	840
Long-term restricted cash	6,600	7,579
Other assets	1,330	1,456
Long-term deferred income tax assets	462	459
Total assets	$116,886	$124,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$128	$131
Accounts payable	5,781	5,067
Accrued expenses	21,198	24,324
Commissions and incentives payable	13,896	11,453
Taxes payable	28	873
Current deferred tax liability	224	192
Deferred revenue	3,315	3,476
Total current liabilities	44,570	45,516

Capital leases, excluding current portion	124	155
Long-term royalty liability	1,923	2,024
Long-term deferred income tax liabilities	5,246	6,075
Other long-term liabilities	1,654	1,559
Total liabilities	53,517	55,329

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,667,882 shares issued and 26,460,788 shares outstanding in 2009 and 2008	3	3
Additional paid-in capital	40,879	40,753
Retained earnings	38,866	44,170
Accumulated other comprehensive loss	(1,588)	(1,406)
	78,160	83,520
Less treasury stock, at cost, 1,207,094 shares in 2009 and 2008	(14,791)	(14,791)
Total shareholders’ equity	63,369	68,729
Total liabilities and shareholders’ equity	$116,886	$124,058

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three months ended March 31,
	2009	2008
Net sales	$70,701	$91,451
Cost of sales	11,731	12,863
Commissions and incentives	33,726	42,492
	45,457	55,355

Gross profit	25,244	36,096

Operating expenses:
Selling and administrative expenses	18,215	22,746
Depreciation and amortization	3,146	3,062
Other operating costs	9,562	14,027
Total operating expenses	30,923	39,835

Income (loss) from operations	(5,679)	(3,739)
Interest income	74	560
Other income (expense), net	(1,418)	371
Income (loss) before income taxes	(7,023)	(2,808)
(Provision) benefit for income taxes	2,248	516
Net income (loss)	$(4,775)	$(2,292)

Earnings (loss) per share:
Basic	$(0.18)	$(0.09)
Diluted	$(0.18)	$(0.09)

Weighted-average common shares outstanding:
Basic	26,461	26,461
Diluted	26,461	26,461

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

(in thousands, except per share information)

	Common Stock Outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Shares	Par Value				Shares	Amounts
Balance at December 31, 2008	26,461	$3	$40,753	$44,170	$(1,406)	1,207	$(14,791)	$68,729
Tax shortfall from expiration of stock options			(13)					(13)
Charge related to stock-based compensation	—	—	139	—	—	—	—	139
Declared dividends of $0.02 per common share	—	—	—	(529)	—	—	—	(529)
Components of comprehensive loss: Foreign currency translations	—	—	—	—	(182)	—	—	(182)
Net loss	—	—	—	(4,775)	—	—	—	(4,775)
Total comprehensive loss								(4,958)
Balance at March 31, 2009	26,461	$3	$40,879	$38,866	$(1,588)	1,207	$(14,791)	$63,369

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED ALL SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,775)	$(2,292)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,146	3,062
Provision for doubtful accounts	(12)	(154)
Provision for inventory losses	250	298
Loss on disposal of assets	—	184
Accounting charge related to stock-based compensation	139	232
Deferred income taxes	(53)	592
Changes in operating assets and liabilities:
Accounts receivable	8	(57)
Income tax receivable	(2,164)	(1,327)
Inventories	628	(2,726)
Prepaid expenses and other current assets	(374)	(142)
Other assets	24	(70)
Accounts payable	781	1,236
Accrued expenses and taxes payable	(3,784)	(1,836)
Commissions and incentives payable	2,664	5,145
Deferred revenue	(162)	318
Net cash provided by (used in) operating activities	(3,684)	2,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(718)	(3,472)
Sale of investments	—	20,350
Purchase of investments	—	(7,400)
Change in restricted cash	(204)	479
Net cash provided by (used in) investing activities	(922)	9,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(529)	(2,381)
Repayment of capital lease obligations	(34)	(27)
Net cash used in financing activities	(563)	(2,408)

Effect of exchange rate changes on cash and cash equivalents	625	880
Net increase (decrease) in cash and cash equivalents	(4,544)	10,892
Cash and cash equivalents at the beginning of period	30,945	47,103
Cash and cash equivalents at the end of period	$26,401	$57,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$625	$4
Interest paid on capital leases	$4	$5

See accompanying notes to unaudited consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2008 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and filed with the United States Securities and Exchange Commission on March 12, 2009 (“2008 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2008 Annual Report.

Principles of Consolidation

The consolidated financial statements and footnotes include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors. The Company continually evaluates the information used to make these estimates as the business and economic environment changes. Historically, actual results have not varied materially from the Company’s estimates and the Company does not currently anticipate a significant change in its assumptions related to these estimates. Actual results may differ from these estimates under different assumptions or conditions.

The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered to be the most significant are described in this note to the consolidated financial statements, Organization and Summary of Significant Accounting Policies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are generally received within 24 to 72 hours. As of March 31, 2009 and December 31, 2008, credit card receivables were $2.7 million and $3.3 million, respectively. Additionally, as of March 31, 2009 and December 31, 2008, cash and cash equivalents held in bank accounts in foreign countries totaled $15.7 million and $18.2 million, respectively.

Restricted Cash

The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea, (ii) reserve on credit card sales in North America, and (iii) Australia building lease collateral. As of March 31, 2009 and December 31, 2008, our total restricted cash was $8.9 million and $9.4 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2009 and December 31, 2008, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due, and writes-off receivables when they become uncollectible. At March 31, 2009 and December 31, 2008, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of March 31, 2009 and December 31, 2008, other assets of $1.3 million and $1.5 million primarily consisted of deposits for building leases in various locations.

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

Long-Term Royalty Liability

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of March 31, 2009, the Company’s liability related to this royalty agreement was $2.3 million, of which $0.4 million was currently due and included in accrued expenses. As of December 31, 2008, the Company’s long-term liability related to this royalty agreement was $2.4 million, of which $0.4 million was currently due and included in accrued expenses.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Long-Term Liabilities

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of March 31, 2009 and December 31, 2008, accrued restoration costs related to these leases amounted to $0.4 million. At March 31, 2009 and December 31, 2008, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $0.7 million and $0.8 million, respectively.

Comprehensive Income (loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income (loss) consists of the Company’s net income (loss), foreign currency translation adjustments from its Japan, Republic of Korea, and Taiwan operations, and changes in the pension obligation for its Japanese employees.

Revenue Recognition

The Company’s revenue is derived from sales of its products, sales of its starter and renewal packs, and shipping fees. Substantially all of the Company’s products are sold to independent associates at published wholesale prices and to members at discounted published retail prices. The Company recognizes revenue upon receipt of packs and products by its customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience.

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

	March 31, 2009	December 31, 2008
	(in thousands)
Revenue related to undelivered packs and products	$3,155	$3,228
Revenue related to a one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	160	133
Revenue related to future corporate-sponsored events	—	115
Total deferred revenue	$3,315	$3,476

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers return their merchandise within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales, and for the three months ended March 31, 2009 were composed of the following (in thousands):

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2009
Sales reserve as of January 1, 2009	$719
Provision related to sales made in current period	1,146
Provision related to sales made in prior periods	(68)
Actual returns or credits related to current period	(418)
Actual returns or credits related to prior periods	(625)
Sales reserve as of March 31, 2009	$754

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $3.5 million and $4.0 million for the three months ended March 31, 2009 and 2008, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

NOTE 2: INVENTORIES

Inventories consist of raw materials, work in progress, and finished goods, including promotional materials. Work in progress includes raw materials shipped to a third-party manufacturer to process into certain finished goods. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at March 31, 2009 and December 31, 2008, consisted of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Raw materials	$13,113	$13,715
Finished goods	17,889	18,275
Inventory reserves for obsolescence	(786)	(677)
	$30,216	$31,313

NOTE 3: INCOME TAXES

For the three-months ended March 31, 2009 and 2008, the Company’s effective tax rate was 32% and 18.4%, respectively. The increase is due to management’s estimates for 2009 annual operating results, including the mix of income between tax jurisdictions, and a release of $0.2 million of taxes payable related to uncertain income tax positions due to the closure of tax years by expiration of the statute of limitations.

NOTE 4: EARNINGS (LOSS) PER SHARE

Basic Earnings (Loss) Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended March 31, 2009 and 2008. As of March 31, 2009, approximately 1.5 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $3.14 per share, as their effect was antidilutive. As of March 31, 2008, 1.4 million of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $6.68 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the three months ended March 31,
	2009			2008
	Loss (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net income (loss) available to common shareholders	$(4,775)	26,461	$(0.18)	$(2,292)	26,461	$(0.09)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Warrants	—	—	—	—	—	—
Diluted EPS:
Net income (loss) available to common shareholders plus assumed conversions	$(4,775)	26,461	$(0.18)	$(2,292)	26,461	$(0.09)

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, which was approved by shareholders. The Company generally grants stock options to employees, consultants, and board members at the fair market value of its common stock, on the date of grant, with a term no greater than ten years. The stock options generally vest over two or three years. Shareholders who own 10% or more of the Company’s outstanding stock are granted incentive stock options at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and have a term no greater than five years.

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan (the “2008 Plan”), which reserved, for issuance of stock options and restricted stock to employees, board members, and consultants, up to 1,000,000 shares of common stock plus any shares reserved under the Company’s then-existing, unexpired stock plan for which options had not yet been issued plus any shares underlying outstanding options under the then-existing stock option plan that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting held on June 18, 2008. As of March 31, 2009, the 2008 Plan had 493,824 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. For the three months ended March 31, 2009 and 2008, the Company granted 125,000 and 75,000 stock options, respectively. The fair values of stock options granted during the three months ended March 31, 2009 ranged from $1.24 to $1.64 per share. During the three months ended March 31, 2008 the fair value ranged from $2.11 to $2.81 per share. The Company recognized compensation expense as follows for the three months ended March 31:

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2009	2008
	(in thousands)
Total gross compensation expense	$139	$211
Total tax benefit associated with compensation expense	27	40
Total net compensation expense	$112	$171

As of March 31, 2009, the Company expects to record compensation expense in the future as follows:

	Nine months ending December 31, 2009	Year ending December 31,
		2010	2011	2012
Total gross unrecognized compensation expense	$358	$309	$180	$5
Tax benefit associated with unrecognized compensation expense	52	36	23	—
Total net unrecognized compensation expense	$306	$273	$157	$5

NOTE 6: LITIGATION

Securities Class Action Lawsuits

Beginning in the third quarter of 2005, the Company was sued in three purported securities class actions, which were consolidated into a single cause of action styled Jonathan Crowell, et al. v. Mannatech, et al., and transferred to the United States District Court for the Northern District of Texas, No. 3:07-cv-00238-K, as disclosed in the Company’s previous filings. The consolidated complaint alleged violations of Sections 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act through alleged artificial inflation of the value of the Company’s stock by knowingly allowing independent contractors to recklessly misrepresent the efficacy of the Company’s products during the purported class period. Without admitting any liability or wrongdoing of any kind, the Company entered into a settlement with the Lead Plaintiffs resolving all claims in the litigation, and agreed to authorize payment to the plaintiff class of $11.25 million. The Company paid $2.27 million in cash as part of the settlement, and the remainder was funded by the Company’s insurer.

Preliminary approval of the settlement was granted by the Court on December 12, 2008 and on March 10, 2009, the court granted final approval and entered a final judgment dismissing the consolidated action.

Shareholder Derivative Lawsuits

Five purported derivative actions were also brought by shareholders on the Company’s behalf against certain current and former directors, as disclosed in the Company’s previous filings. Two purported derivative actions were filed by shareholders Norma Middleton and Frances Nystrom on October 18, 2005 and January 13, 2006, respectively, in the United States District Court for the Northern District of Texas. In addition, three purported derivative actions were brought by shareholders Kelly Schrimpf, Duncan Gardner, and Frances Nystrom on January 11, 2006, April 25, 2007, and July 23, 2007, respectively, in the 44th and 162nd Judicial District Court of Dallas County, Texas.

The first three derivative lawsuits made allegations similar to the allegations of the shareholder class action litigation described above. The last two derivative lawsuits made allegations with regard to the Company’s funding of various research projects. The Company’s Special Litigation Committee of the Board of Directors reviewed the allegations contained in each of the five derivative lawsuits and determined that they should be dismissed or compromised.

On June 13, 2008, the Company announced that it had reached a final settlement with all derivative plaintiffs. This settlement resolves all the claims in each of the five pending derivative lawsuits. Without admitting any liability or

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

wrongdoing of any kind, the Company has implemented, or agreed to implement, certain corporate governance changes. The Company also agreed to cover the derivative plaintiffs’ counsels’ fees and expenses up to a sum of $850,000. This settlement payment would be funded by the Company’s insurer. Preliminary approval of the settlement was given on October 2, 2008, and notice of the settlement was subsequently distributed to shareholders. On January 13, 2009, the federal court held a hearing and granted final approval of the settlement and judgment dismissing the Middleton and Nystrom federal derivative actions. Pursuant to the settlement, the second Nystrom action was dismissed on January 13, 2009, the Gardner action was dismissed on February 2, 2009, and the Schrimpf action was dismissed on February 3, 2009 by the respective Texas state court. The judgments have become final under federal and Texas law.

Texas Attorney General’s Lawsuit

The Company was sued in an enforcement action by the Texas Attorney General’s Office on July 5, 2007. In that lawsuit, the State of Texas sued the Company, MannaRelief Ministries, Samuel L. Caster, the Fisher Institute, and Reginald McDaniel for alleged violations of the Texas Food, Drug, and Cosmetics Act and the Texas Deceptive Trade Practices Act. The allegations, consistent with the allegations made by the securities class action and derivative plaintiffs, primarily concerned the marketing of the Company’s products by its independent associates.

After extended negotiations, the Company announced that it had entered into an agreed final judgment with the Attorney General’s Office, which was signed by the Court on February 26, 2009. Without admitting any wrongdoing or violations of Texas law, the Company agreed to refund up to $4 million to purchasers of the Company’s products between September 1, 2002 and August 1, 2007 who have not received commissions, and to pay $2 million to cover fees and expenses of Texas regulators. The settlement does not include any fine or penalty against the Company.

As part of the agreed settlement, the Company and its agents are enjoined from any future violations of certain provisions of the Texas Food, Drug, and Cosmetics Act and the Texas Deceptive Trade Practices Act. The Company also implemented certain corporate governance changes required by the Texas Attorney General’s Office, and have agreed to implement certain additional changes and programs to provide for comprehensive monitoring and compliance regarding representations, advertisement, and labeling of products and the research associated with those products. In addition, the Company has agreed to implement certain policies regarding the relationship between the Company and MannaRelief Ministries, and the conduct of Company-sponsored events and web sites. The Company has also agreed to make certain periodic reports to the Texas Attorneys General’s Office regarding the implementation and results of the changes made pursuant to the agreed judgment.

Mr. Caster, who resigned as Chairman on January 30, 2009, also entered into an agreed settlement on February 26, 2009 with the Attorney General’s Office settling the enforcement action against him. As part of that agreed judgment, Mr. Caster, without admitting any wrongdoing or violations of Texas law, has agreed to pay a fine of $1 million, and is enjoined from serving as an officer, director, or employee of the Company for a period of five years; provided, however, Mr. Caster is not prohibited by his settlement from acting as an independent consultant to the Company provided that he comply with the terms of the settlement between the Company and the Texas Attorney General, including that he report directly to the Company’s CEO. Pursuant to the requirements of the Company’s articles of incorporation and bylaws, the Company has agreed to indemnify Mr. Caster for the amount of the fine and for any other expenses relating to this matter.

Patent Infringement Litigation

The Company currently has one patent infringement suit on file:

Mannatech, Inc. v. K.Y.C. Inc. d/b/a Techmedica Health Inc., Triton Nutra, Inc., Ionx Holdings, Inc., and John Does 1-30, No. 3-06-CV-0471-BD (N.D. Tex.)

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

The parties are currently following the schedule set by the Court in the Second Amended Scheduling Order. To date, the Company has served the defendants with its preliminary infringement contentions and the defendants have served the Company with their preliminary invalidity contentions. The parties have also exchanged a list of claim terms to be construed and briefed the issue of the proper construction to be given to each claim term.

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

The Company will continue to vigorously prosecute this case. Given the precedent set by Mannatech v. Glycobiotics, the Company continues to believe the likelihood of an unfavorable outcome is remote, and with no counterclaims seeking monetary damages, any potential loss is limited to an award of the defendants’ court costs.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, the Company has accrued $5.7 million as of March 31, 2009 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141(R) In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in an acquisition. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions in fiscal years beginning after December 15, 2008. We will apply SFAS 141(R) prospectively to business combinations.

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

NOTE 8: FAIR VALUE

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

•    Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The table below presents the recorded amount of financial assets measured at fair value on a recurring basis as of March 31, 2009. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2009.

Asset	Level 1	Level 2	Level 3	Total
Money Market Funds – Fidelity, US	$9,244	$—	$—	$9,244
Interest bearing deposits – various banks, Korea	7,932	—	—	7,932
Total assets	$17,176	$—	$—	$17,176
Amounts included in:
Cash and cash equivalents	$11,422	$—	$—	$11,422
Long-term restricted cash	5,754	—	—	5,754
Total	$17,176	$—	$—	$17,176

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9: SEGMENT INFORMATION

The Company conducts its business within one industry segment. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales.

The Company aggregates all of its operating units because it operates as a single reportable segment as a seller of nutritional supplements and skin care products through its network-marketing distribution channels operating in twelve countries. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. Each of the Company’s operations sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins.

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

Consolidated net sales shipped to customers in these locations, along with pack and product information for the three months ended March 31, 2009 and 2008 are as follows:

Country	2009		2008
	(in millions, except percentages)
United States	$36.5	51.5%	$51.9	56.7%
Japan	10.9	15.4%	11.4	12.6%
Republic of Korea	5.5	7.8%	9.3	10.2%
Canada	5.3	7.5%	5.9	6.4%
Australia	5.2	7.4%	7.4	8.1%
South Africa*	2.3	3.3%	—	—
Taiwan	1.6	2.3%	1.2	1.3%
New Zealand	1.0	1.4%	1.5	1.6%
Germany	0.9	1.3%	1.1	1.2%
United Kingdom	0.8	1.1%	1.5	1.6%
Denmark	0.4	0.6%	0.3	0.3%
Singapore**	0.3	0.4%	—	—
Totals	$70.7	100%	$91.5	100%

_________________________

* South Africa began operations in May 2008.

**Singapore began operations in November 2008.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2009	2008
	(in millions)
Consolidated product sales	$54.1	$72.5
Consolidated pack sales	13.2	14.8
Consolidated other, including freight	3.4	4.2
Consolidated total net sales	$70.7	$91.5

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, reside in the following countries, as follows:

Country	March 31, 2009	December 31, 2008
	(in millions)
Australia	$0.3	$0.3
Japan	0.2	0.2
Republic of Korea	0.7	0.8
Switzerland	0.7	0.7
Taiwan	0.1	0.1
United Kingdom	0.1	0.1
United States	32.4	34.8
	$34.5	$37.0

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2009 as compared to the same period in 2008. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

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

We operate as a single business segment and primarily sell our products through a network of approximately 527,000 independent associates and members who have purchased our products and/or packs within the last 12 months, which we refer to as current independent associates and members. New recruits and pack sales are regarded as leading indicators for our business. We define new recruits as new independent associates and members who purchased our packs and products for the first time. We operate as a seller of nutritional supplements through our network-marketing distribution channels operating in twelve different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and by products. Each of our subsidiaries sells the same types of products and possesses similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network-marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of existing independent associates and members, entry into new markets and growth of existing markets, niche market development, new product introduction, and investment in our infrastructure.

During calendar year 2008, the U.S. and global economies slowed dramatically as a result of a variety of serious problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets, high unemployment rates, and volatility in worldwide stock markets. The global economy deteriorated even further during the first quarter of 2009. Harsh economic conditions significantly reduced consumers’ disposable income and impacted our customers’ spending practices, causing a decline in our revenues in the second half of 2008 and the first three months of fiscal 2009. The outlook for the remainder of 2009 is for a slower economic recovery than previously anticipated.

The global financial crisis, combined with the steep decline in customer demand and uncertainties associated withthe shareholder and Texas Attorney General litigation that was settled in the first quarter of 2009, have intensified our need to accelerate cost-cutting measures and has forced us to reevaluate certain business priorities. During 2008 and the first quarter of 2009, we implemented various initiatives to reduce expenses while staying committed to our strategic plan of developing new, innovative science-based products, strengthening financial results, and adding value to our shareholders and independent associates.

In August 2008, our Board of Directors reduced the amount of our quarterly cash dividend to $0.02 per common share in response to lower sales and instability in the capital markets. The decrease represents a reduction of $0.07 per share from the dividend paid in the first and second quarters of 2008. Given the challenging outlook and the expectation of a slower recovery, our Board decided to keep quarterly cash dividends at the same level for the first quarter of 2009. Strong liquidity is an important factor in our on-going efforts to weather the current economic downturn and we believe this initiative has made an important contribution. See “Risk Factors—We are not required to pay dividends, and our Board of Directors could decide not to declare a dividend or could reduce the amount of the dividend at any time” in item 1A of

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

our annual report on Form 10-K for the year ended December 31, 2008, for further discussion related to future payment of dividends.

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

We continue to focus on new product development. In 2008, we introduced two new products in selected markets. In March 2008, we launched the Bounce-Back™ capsules, an all natural product that supports recovery after physical activity or over-exertion. In September 2008, we launched our OsoLean™ powder, a new fat-loss product. The OsoLean™ whey protein supplement is an all-natural powder product that mixes with a variety of food and beverages allowing consumers to easily add it to any weight management and fitness program. In response to a greater than expected demand for our OsoLean™ powder, we introduced new convenient OsoLean™ single-use packets in first quarter of 2009. For the first quarter of 2009, OsoLean™ has proven to be the best selling product in our Weight and Fitness category.

We remain committed to adding value to our independent associates. In January 2009, we announced a new simplified offering, which features a $499 Premium/All-Star Pack, in North America and South Africa. This $499 Premium/All-Star Pack provides income opportunities for business builders seeking a second income stream along with our leading wellness products. Developed in response to current economic pressures, this more affordable pack allows independent sales associates to start their business building opportunity in the wellness industry at a lower cost while providing faster access to leadership qualification. The new $499 Premium/All-Star Pack has proven to be popular and is responsible for an improvement in domestic pack sales as well as recruiting, in the first quarter of 2009, as described in detail below.

We recognize that global spending on nutritional supplements, skin care, and weight management products is likely to continue to be under significant pressure for the foreseeable future, so our strategy is to provide exceptional quality. Several of our core products have been certified by NSF International, an independent, accredited testing laboratory. To date, we have received certifications from NSF for PhytoMatrix® caplets, PLUS™ caplets, Ambrotose AO® capsules, Advanced Ambrotose®, Ambrotose® complex, and Optimal Support Packets. The products were certified according to the NSF/ANSI 173 Dietary Supplement Standard, the only U.S. national standard for dietary supplements. We strive to ensure all of our products meet the strictest guidelines for purity, and these additional certifications from NSF exemplify our commitment to offering our customers the highest quality. We intend to carry the NSF certification mark on the supplements’ labels and promotional materials to demonstrate compliance. We will continue to seek NSF certification on our entire product line to demonstrate the ultimate value and quality when purchasing and consuming Mannatech products.

We continue to focus our efforts on increasing operational efficiency. We made certain changes to our management structure in 2008 to provide a stronger foundation for growth and better align our organization with our long-term goals. We believe that efficiencies gained from the organizational realignment will help us to improve cost controls and distinguish us in the marketplace by adding emphasis to brand management, associate recruitment, supply chain excellence, new product development, and international expansion.

We expect a turbulent economy for the foreseeable future and we have undertaken several actions to address this environment. We believe our aggressive cost reduction actions and financial discipline will enable us to effectively manage through the challenging economy. We believe recent changes to our business model will position us to support future long-term profitable growth.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of Operations

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2009 and 2008.

	2009		2008		Change from 2009 to 2008
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	( in thousands, except percentages)
Net sales	$70,701	100%	$91,451	100%	$(20,750)	(22.7)%
Cost of sales	11,731	16.6%	12,863	14.1%	(1,132)	(8.8)%
Commissions and incentives	33,726	47.7%	42,492	46.4%	(8,766)	(20.6)%
	45,457	64.3%	55,355	60.5%	(9,898)	(17.9)%
Gross profit	25,244	35.7%	36,096	39.5%	(10,852)	(30.1)%

Operating expenses:
Selling and administrative expenses	18,215	25.8%	22,746	24.9%	(4,531)	(19.9)%
Depreciation and amortization	3,146	4.4%	3,062	3.4%	84	2.7%
Other operating costs	9,562	13.5%	14,027	15.3%	(4,465)	(31.8)%
Total operating expenses	30,923	43.7%	39,835	43.6%	(8,912)	(22.4)%
Income (loss) from operations	(5,679)	(8.0)%	(3,739)	(4.1)%	(1,940)	(51.9)%
Interest income	74	0.1%	560	0.6%	(486)	(86.8)%
Other income (expense), net	(1,418)	(2.0)%	371	0.4%	(1,789)	(482.2)%
Income (loss) before income taxes	(7,023)	(9.9)%	(2,808)	(3.1)%	(4,215)	(150.1)%
(Provision) benefit for income taxes	2,248	3.2%	516	0.6%	1,732	335.7%
Net income (loss)	$(4,775)	(6.8)%	$(2,292)	(2.5)%	(2,483)	(108.3)%

Consolidated net sales shipped to customers by location for the three months ended March 31, 2009 and 2008 were as follows:

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Country	2009		2008
	(in millions, except percentages)
United States	$36.5	51.5%	$51.9	56.7%
Japan	10.9	15.4%	11.4	12.6%
Republic of Korea	5.5	7.8%	9.3	10.2%
Canada	5.3	7.5%	5.9	6.4%
Australia	5.2	7.4%	7.4	8.1%
South Africa	2.3	3.3%	—	—
Taiwan	1.6	2.3%	1.2	1.3%
New Zealand	1.0	1.4%	1.5	1.6%
Germany	0.9	1.3%	1.1	1.2%
United Kingdom	0.8	1.1%	1.5	1.6%
Denmark	0.4	0.6%	0.3	0.3%
Singapore	0.3	0.4%	—	—
Totals	$70.7	100%	$91.5	100%

Net Sales

For the three months ended March 31, 2009, our operations outside of the United States accounted for approximately 48.5% of our consolidated net sales, whereas in the same period in 2008, our operations outside of the United States accounted for approximately 43.3% of our consolidated net sales.

Consolidated net sales for the three months ended March 31, 2009 decreased by $20.8 million, or 22.7%, to $70.7 million as compared to the same period in 2008. Domestic sales decreased by $16.0 million, while international sales decreased $4.8 million for the three months ended March 31, 2009 as compared to the same period in 2008. The overall decrease in net sales is a result of independent associate and member concerns about certain negative publicity as well as a weakened economy. Our recent expansion to South Africa partially offset the decrease by generating net sales of $2.3 million for the three months ended March 31, 2009. In the first quarter of 2009, as compared to the same period in 2008, all foreign currencies to which we are exposed appreciated against the U.S. dollar (USD), with the exception of the Japanese yen. This fluctuation in foreign currency exchange rates had an overall unfavorable impact on our net sales of approximately $5.1 million for the quarter ended March 31, 2009. The net sales impact is calculated as the difference between 1) the current period’s net sales in USD and 2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the quarter ended March 31, 2008.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;
•	changes in consumer demand;
•	changes in competitors’ products;
•	changes in economic conditions;
•	changes in regulations;
•	announcements of new scientific studies and breakthroughs;
•	introduction of new products;
•	discontinuation of existing products;
•	adverse publicity;
•	changes in our commissions and incentives programs; and
•	fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows:

			Change
	2009	2008	Dollar	Percentage
	(in millions, except percentages)
Product sales	$54.1	$72.5	$(18.4)	(25.4)%
Pack sales	13.2	14.8	(1.6)	(10.8)%
Other, including freight	3.4	4.2	(0.8)	(19.0)%
Total net sales	$70.7	$91.5	$(20.8)	(22.7)%

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

Product Sales

Product sales for the three months ended March 31, 2009 decreased $18.4 million, or 25.4%, as compared to the same period in 2008. The decrease of $18.4 million was comprised of a decrease in existing product sales of $18.9 million, which was partially offset by a $0.5 million increase attributable to the introduction of new products, as set forth below. We believe the decrease in product sales was primarily related to the economic downturn and independent associate and member concerns over certain negative publicity and litigation.

We have introduced the following new products since March 31, 2008:

•	Mannatech Optimal Skin Care System products in certain international markets;
•	Bounce Back™ capsules in North America, Australia, and New Zealand;
•	OsoLean™ powder in North America, Australia, New Zealand, Japan, Korea, UK, Denmark, and Germany;
•	OsoLean™ Single Use Packets in North America;
•	HeartSmart™ tablets in Taiwan;
•	Various Optimal Health products in Singapore; and
•	Various Optimal Health and Optimal Weight and Fitness products in South Africa.

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

The number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended March 31, 2009 and 2008 were as follows:

	2009		2008
New	134,000	25.5%	179,000	31.4%
Continuing	393,000	74.5%	391,000	68.6%
Total	527,000	100%	570,000	100%

Despite the decrease in the net trailing 12-month associate activity as compared to the twelve months ended March 31, 2008, we saw a positive change in the number of new recruits during the first quarter of 2009 as compared to the four preceding consecutive quarters. The $499 Premium/All-Star Pack was successfully launched in January 2009 and had stronger than expected sales and is responsible for an improvement in recruiting as shown in the table below:

	Three months ended March 31,
	2009	2008	Q4 2008	Q3 2008	Q2 2008
New recruits	36,465	34,689	34,383	28,838	34,537
Current quarter percentage increase as compared to prior periods		5.1%	6.1%	26.4%	5.6%

Our new recruits increased by 5.1% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Our new recruits increased by 6.1% for the three months ended March 31, 2009 as compared to the three months ended December 31, 2008. These increases substantiate the success of the $499 Premium/All-Star Pack sold to our business building independent associates.

For the twelve months ended March 31, 2009, the overall number of independent associates and members decreased by 43,000 or 7.5%, as compared to the twelve months ended March 31, 2008. While we experienced a decrease in the number of upgrade and renewal packs purchased by our continuing independent associates, due to the successful introduction of our new $499 Premium Allstar Pack in the U.S., Canada and South Africa in the first quarter of 2009, there has been an increase in the number of new independent associates and members purchasing starter packs as compared to the same period in 2008. We believe the decrease in the number of upgrade and renewal packs purchased by our continuing independent associates was related to concerns regarding the current economic conditions, as well as concerns over negative publicity resulting from previously settled litigation. During 2008 and 2009, we took the following actions to help increase the number of independent associates and members:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;
•	focused on new product development;
•	explored new international markets;
•	launched a new, aggressive marketing and educational campaign;
•	instituted a 100% satisfaction guarantee program;
•	strengthened compliance initiatives;
•	concentrated on publishing results of research studies and clinical trials related to our products;
•	initiated additional incentives;
•	explored new advertising and educational tools to broaden name recognition;
•	implemented changes to our global associate career and compensation plan;
•	introduced new products in many of our global markets; and
•	introduced the $499 Premium/Allstar Pack into the U.S., Canada, and South Africa in January 2009.

Pack sales associated with the number of independent associates and members can be further analyzed as follows, for the three months ended March 31:

			Change
	2009	2008	Dollar	Percentage
	(in millions, except percentages)
New	$7.5	$6.5	$1.0	15.4%
Continuing	5.7	8.3	(2.6)	(31.3)%
Total	$13.2	$14.8	$(1.6)	(10.8)%

Total pack sales for the three months ended March 31, 2009 decreased by $1.6 million, or 10.8%, compared to the same period in 2008. The overall decrease in total pack sales was composed of a $1.0 million increase related to a higher number of new independent associates and members purchasing starter packs offset by a decrease of $2.6 million related to a decline in the number of renewal and upgrade packs purchased by our continuing independent associates.

Other Sales

Other sales consisted of the following:

•	sales of promotional materials;
•	training and event registration fees;
•

monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database for our independent associates that helps stimulate product sales and provide business management;

•	freight revenue charged to our independent associates and members; and
•	a reserve for estimated sales refunds and returns.

Other sales for the three months ended March 31, 2009 decreased by $0.8 million to $3.4 million as compared to $4.2 million for the same period in 2008. The decrease was primarily due to a $0.6 million decrease in freight fees for product and pack shipments and a $0.2 million decrease in event registration fees.

Gross Profit

Gross profit for the three months ended March 31, 2009 decreased by $10.9 million, or 30.1%, to $25.2 million as compared to $36.1 million for the same period in 2008. For the three months ended March 31, 2009, gross profit as a percentage of net sales decreased to 35.7% as compared to 39.5% for the same period in 2008. The decrease in gross profit was primarily due to a 22.7% decrease in net sales, which correlates to an 8.8% decrease in cost of sales and 20.6% decrease in commissions and incentives.

Cost of sales during the three months ended March 31, 2009 decreased by 8.8%, or $1.1 million, to $11.7million as compared to $12.9 million for the same period in 2008. The decrease in cost of sales was consistent with the decline in sales for the quarter. Cost of sales as a percentage of net sales for the three months ended March 31, 2009 increased to 16.6% as compared to 14.1% for the same period in 2008. This increase is largely due to the increase in freight costs of $0.5 million, which is offset by a decline in product costs of $1.5 million and shipping supplies of $0.1 million.

Commission costs for the three months ended March 31, 2009 decreased by 20.9%, or $8.3 million, to $31.4 million as compared to $39.7 million for the same period in 2008. The decrease in commissions primarily related to the decrease in commissionable net sales. For the three months ended March 31, 2009, commissions as a percentage of net sales increased to 44.4% from 43.3% for the same period of 2008, which is due to several bonus types associated with the volume of units sold of the new $499 Premium/All-Star Pack.

Incentive costs for the three months ended March 31, 2009 decreased by 17.9%, or $0.5 million, to $2.3 million as compared to $2.8 million for the same period in 2008. For the three months ended March 31, 2009, the costs of incentives, as a percentage of net sales increased to 3.3% from 3.1% for the same period of 2008.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

Selling and administrative expenses for the three months ended March 31, 2009 decreased by $4.5 million, or 19.9%, to $18.2 million as compared to $22.7 million for the same period in 2008. As a percentage of net sales, selling and administrative expenses increased to 25.8% from 24.9% for the same period in 2008. The decrease in selling and administrative expenses consisted primarily of a $2.4 million decrease in payroll and payroll-related costs due to staff reductions, initiated in the second quarter of 2008, a $0.5 million decrease in freight costs related to a decrease in product and pack shipments, and a $1.6 million decrease in marketing costs related to a change in distribution of an internal publication, a reduction of cost related to corporate-sponsored events, and a reduction in the cost associated with advertising materials and printing.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2009 was $3.1 million and remained relatively flat as compared to the same period in 2008. However, as a percentage of net sales, depreciation and amortization expense increased slightly to 4.4%from 3.4% for the same period in 2008.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Generally, changes in other operating costs are associated with the changes in our net sales.

Other operating costs for the three months ended March 31, 2009 decreased by $4.4 million, or 31.8%, to $9.6 million as compared to $14.0 million for the same period in 2008. For the three months ended March 31, 2009, other operating costs as a percentage of net sales decreased to 13.5%from 15.3% for the same period in 2008. The decrease in other operating costs was primarily due to a $2.0 million reduction in accounting and consulting fees, a $0.7 million decrease in travel expenses, a $0.5 million decrease in legal fees, a $0.6 million decrease in credit card fees, and a $0.6 million decrease in miscellaneous operating costs, such as mailing services, office supplies, telephone, insurance, and lease/rental costs.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency gains and losses related to translating our foreign subsidiaries’ assets, liabilities, revenues, and expenses to the United States dollar and revaluing the United States parent’s monetary accounts held in foreign locations, along with monetary accounts in Switzerland, Japan, and the Republic of Korea, using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies.

Other expense, net for the three months ended March 31, 2009 was $1.4 million, respectively, as compared to other income of $0.4 million for the same periods in 2008, respectively.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three months ended March 31:

Country	2009	2008
Australia	30%	30%
Canada	33%	33%
Japan	42%	42%
Republic of Korea	24.2%	27.5%
South Africa	28%	28%
Switzerland	16.2%	16.2%
Taiwan	25%	25%
United Kingdom	28%	28%
United States	37.5%	37.5%

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”), to account for income taxes. The provisions of FAS 109 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of March 31, 2009 and December 31, 2008, we maintained our valuation allowance for deferred tax assets in Taiwan totaling $1.0 million and $0.9 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FAS 109, cannot be met.

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in taxable income among countries. For the three months ended March 31, 2009, our effective income tax rate increased to 32.0% from 18.4% for the same period in 2008. The increase is due to management’s estimates for 2009 annual operating results, including the mix of income between tax jurisdictions, and a release of $0.2 million of taxes payable related to uncertain income tax positions due to the closure of tax years by expiration of the statute of limitations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, international expansion, and to pay quarterly cash dividends. We generally fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our needs through net cash flows from operations. At March 31, 2009, we had $26.4 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

Cash and Cash Equivalents and Investments

As of March 31, 2009, our cash and cash equivalents decreased by 14.7%, or $4.5 million, to $26.4 million from $30.9 million as of December 31, 2008. The decrease in cash and cash equivalents is related to the current period loss, adjusted for noncash items, purchases of property and equipment, the decrease in accrued expenses due to the timing of payments, the decrease in taxes payable due to our net tax benefit position, and the payment of dividends. As of December 31, 2008, our investments had all been converted to cash equivalents.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2009, our working capital decreased by $2.6 million, or 8.1%, to $29.4 million from $32.0 million at December 31, 2008. The decrease in working capital primarily relates to a decrease in cash and cash equivalents, a decrease in inventory, offset by an increase in income taxes receivable, as well as a decrease in accrued expenses, partially offset by an increase in commissions and incentives payable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31:

	2009	2008
Provided by (used in):	(in millions)
Operating activities	$(3.7)	$2.5
Investing activities	$(0.9)	$10.0
Financing activities	$(0.6)	$(2.4)

Operating Activities

Cash used in operating activities was $3.7 million for the three months ended March 31, 2009 compared to cash provided by operating activities of $2.5 million for the same period in 2008. The decrease in cash flows was primarily due to the net loss for the period as a result of a decrease in sales.

Investing Activities

For the three months ended March 31, 2009, our net investing activities used cash of $0.9 million compared to providing cash of $10.0 million for the same period of 2008. For the first three months of 2009, we purchased $0.7 million in capital assets compared to purchasing $3.5 million in capital assets for the same period in 2008. In addition, in 2008, we sold investments for net proceeds of $13.0 million. In 2009, we reduced restricted cash by $0.2 million related to operations in the Republic of Korea as compared to an increase in restricted cash by $0.5 million in 2008.

Financing Activities

For each of the three months ended March 31, 2009 and 2008, we used cash of $0.6 and $2.4 million to fund payment of cash dividends to our shareholders.

Our quarterly cash dividends were $0.09 per share for the first and second quarters of 2008, and $0.02 per share for the third and fourth quarters of 2008, and the first quarter of 2009. During 2009 and 2008, we declared and paid the following dividends:

Declared date	Date of record	Date paid	Total Amount of Dividends		Dollar amount paid per common share
February 18, 2009	March 9, 2009	March 26, 2009	$0.5	million	$0.02
November 19, 2008	December 11, 2008	December 29, 2008	$0.5	million	$0.02
August 26, 2008	September 10, 2008	September 29, 2008	$0.5	million	$0.02
April 30,2008	June 5, 2008	June 26, 2008	$2.4	million	$0.09
February 22, 2008	March 7, 2008	March 28, 2008	$2.4	million	$0.09

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

Contractual Obligations. The following summarizes our future commitments and obligations associated with various agreements and contracts (in thousands) as of March 31, 2009, for the years ending December 31:

	Remaining 2009	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease obligations	$107	$124	$33	$3	$—	$—	$—	$267
Purchase obligations	8,204	7,867	5,108	2,586	1,050	2,100	—	26,915
Operating leases	2,060	2,292	1,218	1,185	1,086	786	2,528	11,155
Post-employment royalty	422	492	492	492	492	492	—	2,882
Employment agreements	1,850	664	22	—	—	—	—	2,536
Texas Attorney General Settlement	2,000	3,000	—	—	—	—	—	5,000
Total commitments and obligations	$14,643	$14,439	$6,873	$4,266	$2,628	$3,378	$2,528	$48,755

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2009:

Allowance for Doubtful Accounts

Accounts receivable consists of receivables from manufacturers, independent associates, and members and are carried at their estimated collectible amounts. As of March 31, 2009, net accounts receivable totaled $0.3 million. We simultaneously receive payment for an order when the order ships. If the payment is rejected or if it does not match the order total, a receivable is created. We periodically review receivables for realizability and base collectability upon assumptions, historical trends, and recent account activities. If our estimates regarding estimated collectability are inaccurate or consumer trends change in an unforeseen manner, we may be exposed to additional write-offs or bad debts. As of March 31, 2009, we had an allowance for doubtful accounts of less than $0.1 million.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of March 31, 2009, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at March 31, 2009
Office furniture and equipment	5 to 7 years	$3.0	million
Computer hardware	3 to 5 years	7.0	million
Computer software	3 to 5 years	19.8	million
Automobiles	3 to 5 years	0.1	million
Leasehold improvements	2 to 10 years(1)	4.0	million
Construction in progress	2 to 10 years(2)	0.6	million
Total net carrying value at March 31, 2009		$34.5	million

___________________

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
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

Uncertain Income Tax Positions and Tax Valuation Allowances

As of March 31, 2009, we recorded $0.3 million in taxes payable and $0.1 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FIN 48, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2009, we maintained a valuation allowance for deferred tax assets arising from our operations in Taiwan because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” In addition, as of March 31, 2009, we had deferred tax assets, after valuation allowance, totaling $5.3 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenues from sales of our products, sales of our starter and renewal packs, and shipping fees. Substantially all of our product and pack sales are made to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any sales taxes. Total deferred revenue consists of (i) revenue received from sales of packs and products shipped but not received by the customers at period end; (ii) revenue received for a one-year magazine subscription; (iii) revenue received from pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack; and (iv) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. We recognize deferred revenue from shipped packs and products upon receipt by the customer. We recognize deferred revenue related to future corporate-sponsored events when the event is held. All other deferred revenue is recognized over one year. At March 31, 2009, total deferred revenue was $3.3 million. Significant changes in the pricing structure of our packs or our shipping methods could result in additional revenue deferrals or cause us to recognize deferred revenue over a longer period of time. For example, if we were to decrease the number of items included in our packs while keeping the sales price of the packs the same, we would have to defer additional revenue and recognize the additional deferred revenue over one year.

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

Historically, sales returns estimates have not materially deviated from actual sales returns. Based upon our return policies, we estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales.

Accounting for Stock-Based Compensation

We grant stock options to our employees and board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model, (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the three months ended March 31, 2009, our assumptions and estimates used for the calculated fair value of stock options granted in 2009 were as follows:

	January 2009 grant	February 2009 grant	March 2009 grant
Estimated fair value per share of options granted:	$1.24	$1.64	$1.26
Assumptions:
Annualized dividend yield	2.85%	2.27%	2.87%
Risk-free rate of return	1.53%	1.69%	1.72%
Common stock price volatility	65.9%	66.6%	67.6%
Expected average life of stock options (in years)	4.5	4.5	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, the assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of March 31, 2009, using our current assumptions and estimates, we anticipate recognizing $0.9 million in gross compensation expense through 2012 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but generally ranges between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of March 31, 2009, we had 493,824 shares available for grant in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141(R) In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in an acquisition. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions in fiscal years beginning after December 15, 2008. We will apply SFAS 141(R) prospectively to business combinations.

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

We are exposed, however, to other market risks, including changes in currency exchange rates as measured against the United States dollar. Because the change in value of the United States dollar measured against foreign currency may affect our consolidated financial results, changes in foreign currency exchange rates could positively or negatively affect our results as expressed in United States dollars. For example, when the United States dollar strengthens against foreign currencies in which our products are sold or weakens against foreign currencies in which we may incur costs, our consolidated net sales or related costs and expenses could be adversely affected.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, and Singapore. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2009 were as follows:

Country (foreign currency name)	Low	High	Weighted- Average	Spot
Australia (Dollar)	$0.63180	$0.72020	$0.66566	$0.68350
Canada (Dollar)	$0.77510	$0.84380	$0.80540	$0.80070
Denmark (Krone)	$0.16860	$0.18800	$0.17548	$0.17700
Germany (Euro)	$1.25440	$1.40430	$1.30799	$1.32080
Japan (Yen)	$0.01010	$0.01127	$0.01071	$0.01028
New Zealand (Dollar)	$0.49490	$0.59710	$0.53535	$0.56370
Republic of Korea (Won)	$0.00064	$0.00080	$0.00071	$0.00072
Singapore (Dollar)	$0.64370	$0.69860	$0.66233	$0.65780
South Africa (Rand)	$0.09531	$0.10800	$0.10096	$0.10340
Switzerland (Franc)	$0.84170	$0.94270	$0.87361	$0.87070
Taiwan (Dollar)	$0.02846	$0.03047	$0.02949	$0.02943
United Kingdom (British Pound)	$1.37340	$1.52110	$1.43810	$1.42140

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See “Litigation” in Note 6 of the Notes to our Unaudited Consolidated Financial Statement, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

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

MANNATECH, INCORPORATED

May 7, 2009	/S/ WAYNE L. BADOVINUS
Wayne L. Badovinus President and Chief Executive Officer (principal executive officer)

May 7, 2009	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher Chief Financial Officer and Senior Vice President (principal financial officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Employment Agreement, dated March 2, 2009, between Mannatech and Randy S. Bancino.	8-K	000-24657	10.1	March 6,2009
10.2	Termination of Lock-up Agreement, dated March 6, 2009, between Mannatech and J. Stanley Fredrick.	8-K	000-24657	10.1	March 10, 2009
10.3	Consulting Agreement, dated March 17, 2009, between Mannatech, Salinda Enterprises, LLC and Samuel L. Caster.	8-K	000-24657	10.1	March 19, 2009
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

_____________

* filed herewith.