Form 10-Q
period 2009-06-30
MANNATECH INC
filed 2009-08-05
CIK 1056358

June 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2009 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File No. 000-24657

MANNATECH, INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

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

Yes ☐ No ☒

As of July 31, 2009, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,460,788.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
ASSETS	(unaudited)
Cash and cash equivalents	$23,434	$30,945
Restricted cash	2,348	1,864
Accounts receivable, net of allowance of $16 and $23 in 2009 and 2008, respectively	398	291
Income tax receivable	6,728	3,531
Inventories, net	31,088	31,313
Prepaid expenses and other current assets	4,044	3,946
Deferred income tax assets	5,158	5,632
Total current assets	73,198	77,522
Property and equipment, net	32,386	36,202
Construction in progress	349	840
Long-term restricted cash	6,626	7,579
Other assets	2,640	1,456
Long-term deferred income tax assets	506	459
Total assets	$115,705	$124,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$811	$131
Accounts payable	6,185	5,067
Accrued expenses	21,084	24,324
Commissions and incentives payable	16,707	11,453
Taxes payable	2,872	873
Current deferred tax liability	224	192
Deferred revenue	2,816	3,476
Total current liabilities	50,699	45,516

Capital leases, excluding current portion	1,505	155
Long-term royalty liability	1,823	2,024
Long-term deferred income tax liabilities	2,113	6,075
Other long-term liabilities	1,998	1,559
Total liabilities	58,138	55,329

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,667,882 shares issued and 26,460,788 shares outstanding in 2009 and 2008	3	3
Additional paid-in capital	41,052	40,753
Retained earnings	32,799	44,170
Accumulated other comprehensive loss	(1,496)	(1,406)
	72,358	83,520
Less treasury stock, at cost, 1,207,094 shares in 2009 and 2008	(14,791)	(14,791)
Total shareholders’ equity	57,567	68,729
Total liabilities and shareholders’ equity	$115,705	$124,058

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$77,644	$86,781	$148,345	$178,232
Cost of sales	12,290	13,046	24,021	25,909
Commissions and incentives	46,419	41,368	80,145	83,860
	58,709	54,414	104,166	109,769
Gross profit	18,935	32,367	44,179	68,463

Operating expenses:
Selling and administrative	17,440	21,850	35,655	44,596
Depreciation and amortization	3,126	2,991	6,272	6,053
Other operating	9,427	24,010	18,989	38,037
Total operating expenses	29,993	48,851	60,916	88,686

Loss from operations	(11,058)	(16,484)	(16,737)	(20,223)
Interest income	69	393	143	953
Other income (expense), net	1,381	(775)	(37)	(403)
Loss before income taxes	(9,608)	(16,866)	(16,631)	(19,673)
Benefit for income taxes	4,071	6,339	6,319	6,854
Net loss	$(5,537)	$(10,527)	$(10,312)	$(12,819)

Loss per share:
Basic	$(0.21)	$(0.40)	$(0.39)	$(0.48)
Diluted	$(0.21)	$(0.40)	$(0.39)	$(0.48)

Weighted-average common shares outstanding:
Basic	26,461	26,461	26,461	26,461
Diluted	26,461	26,461	26,461	26,461

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

(in thousands, except per share information)

	Common Stock Outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Shares	Par Value				Shares	Amounts
Balance at December 31, 2008	26,461	$3	$40,753	$44,170	$(1,406)	1,207	$(14,791)	$68,729
Tax shortfall from expiration of stock options	—	—	(13)	—	—	—	—	(13)
Charge related to stock-based compensation	—	—	312	—	—	—	—	312
Declared dividends of $0.04 per common share	—	—	—	(1,059)	—	—	—	(1,059)
Components of comprehensive loss: Foreign currency translations	—	—	—	—	(90)	—	—	(90)
Net loss	—	—	—	(10,312)	—	—	—	(10,312)
Total comprehensive loss								(10,402)
Balance at June 30, 2009	26,461	$3	$41,052	$32,799	$(1,496)	1,207	$(14,791)	$57,567

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED ALL SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Six months ended June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,312)	$($12,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,272	6,053
Provision for doubtful accounts	(7)	(208)
Provision for inventory losses	398	914
Loss on disposal of assets	20	464
Accounting charge related to stock-based compensation	312	434
Deferred income taxes	(3,525)	(3,019)
Changes in operating assets and liabilities:
Accounts receivable	(102)	262
Income tax receivable	(3,195)	(4,806)
Inventories	(227)	(5,144)
Prepaid expenses and other current assets	1,853	173
Other assets	(1,233)	(83)
Accounts payable	1,156	587
Accrued expenses and taxes payable	(937)	4,425
Commissions and incentives payable	5,358	586
Deferred revenue	(664)	(850)
Net cash used in operating activities	(4,833)	(13,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,925)	(3,539)
Sale of investments	—	20,350
Purchase of investments	—	(7,400)
Change in restricted cash	294	1,533
Net cash provided by (used in) investing activities	(1,631)	10,944

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(1,059)	(4,763)
Repayment of capital lease obligations	(69)	(55)
Net cash used in financing activities	(1,128)	(4,818)

Effect of exchange rate changes on cash and cash equivalents	81	982
Net decrease in cash and cash equivalents	(7,511)	(5,923)
Cash and cash equivalents at the beginning of period	30,945	47,103
Cash and cash equivalents at the end of period	$23,434	$41,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$585	$1,537
Interest paid on capital leases	$20	$9

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are primarily sold to independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, and Singapore.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are generally received within 24 to 72 hours. As of June 30, 2009 and December 31, 2008, credit card receivables were $2.6 million and $3.3 million, respectively. Additionally, as of

June 30, 2009 and December 31, 2008, cash and cash equivalents held in bank accounts in foreign countries totaled $17.9 million and $18.2 million, respectively.

Restricted Cash

The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea, (ii) reserve on credit card sales in North America, and (iii) Australia building lease collateral. As of June 30, 2009 and December 31, 2008, our total restricted cash was $9.0 million and $9.4 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2009 and December 31, 2008, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due, and writes-off receivables when they become uncollectible. At June 30, 2009 and December 31, 2008, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2009 and December 31, 2008, other assets of $2.6 million and $1.5 million primarily consisted of deposits for contracts and building leases in various locations.

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

Long-Term Royalty Liability

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of June 30, 2009, the Company’s liability related to this royalty agreement was $2.1 million, of which $0.3 million was currently due and included in accrued expenses. As of December 31, 2008, the Company’s long-term liability related to this royalty agreement was $2.4 million, of which $0.4 million was currently due and included in accrued expenses.

Other Long-Term Liabilities

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of June 30, 2009 and December 31, 2008, accrued restoration costs related to these leases amounted to $0.4 million. At June 30, 2009 and December 31, 2008, the Company also

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $0.8 million.

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

	June 30, 2009	December 31, 2008
	(in thousands)
Revenue related to undelivered packs and products	$2,674	$3,228
Revenue related to a one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	140	133
Revenue related to future corporate-sponsored events	2	115
Total deferred revenue	$2,816	$3,476

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers return their merchandise within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales, and as of June 30, 2009 were composed of the following (in thousands):

June 30, 2009
Sales reserve as of January 1, 2009	$719
Provision related to sales made in current period	1,838
Provision related to sales made in prior periods	102
Actual returns or credits related to current period	(1,110)
Actual returns or credits related to prior periods	(801)
Sales reserve as of June 30, 2009	$748

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $3.5 million and $3.8 million for the three months ended June 30, 2009 and 2008, respectively, and $7.0 and $7.9 million for the six months ended June 30, 2009 and 2008, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

NOTE 2: INVENTORIES

Inventories consist of raw materials, work in progress, and finished goods, including promotional materials. Work in progress includes raw materials shipped to a third-party manufacturer to process into certain finished goods. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at June 30, 2009 and December 31, 2008, consisted of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Raw materials	$12,349	$13,715
Finished goods	19,579	18,275
Inventory reserves for obsolescence	(840)	(677)
	$31,088	$31,313

NOTE 3: INCOME TAXES

For the three months and six months ended June 30, 2009, the Company’s effective tax rate was 42.4% and 38.0%, respectively. For the three months and six months ended June 30, 2008, the Company’s effective tax rate was 37.6% and 34.8%, respectively. The increase for the three months ended June 30, 2009 as compared to the same period in 2008 was due to changes in the mix of income between tax jurisdictions, additional accruals in 2008 for litigation matters, and recognition of additional tax benefits in 2009 attributed to prior years. The increase during the six months ended June 30, 2009 is due to changes in management’s estimates for 2009 annual operating results, including the mix of income between tax jurisdictions, the legal accrual from 2008, recognition of $0.4 million in additional tax benefits from a prior year, and a release of $0.2 million of taxes payable related to uncertain income tax positions due to the closure of tax years by expiration of the statute of limitations.

Included in the income tax receivable balance as of June 30, 2009 is a $3.7 million income tax refund that was received subsequent to the quarter-end.

NOTE 4: LOSS PER SHARE

Basic Earnings (Loss) Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended June 30, 2009 and 2008. For the three months ended June 30, 2009, approximately 1.5 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $3.55 per share, as their effect was antidilutive. For the three months ended June 30, 2008, 1.5 million of the Company’s common stock

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

subject to options were excluded from diluted EPS calculations using an average close price of $6.47 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the three months ended June 30,
	2009			2008
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss available to common shareholders	$(5,537)	26,461	$(0.21)	$(10,527)	26,461	$(0.40)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(5,537)	26,461	$(0.21)	$(10,527)	26,461	$(0.40)

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the six months ended June 30, 2009 and 2008. For the six months ended June 30, 2009, approximately 1.5 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $3.35 per share, as their effect was antidilutive. For the six months ended June 30, 2008, approximately 1.4 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $6.57 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the six months ended June 30,
	2009			2008
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss available to common shareholders	$(10,312)	26,461	$(0.39)	$(12,819)	26,461	$(0.48)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(10,312)	26,461	$(0.39)	$(12,819)	26,461	$(0.48)

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, which was approved by shareholders. The Company generally grants stock options to employees, consultants, and board members at the fair market value of its common stock, on the date of grant, with a term no greater than ten years. The stock options generally vest over two or three years. Incentive stock options granted to shareholders owning 10% or more of the Company’s outstanding stock have an exercise price which may not be less than 110% of the fair market value of the Company’s common stock on the date of the grant and a term no greater than five years.

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan (the “2008 Plan”) which reserved, for issuance of stock options and restricted stock to employees, board members, and consultants, up to 1,000,000 shares of common stock plus any shares reserved under the Company’s then-

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

existing, unexpired stock plan for which options had not yet been issued plus any shares underlying outstanding options under the then-existing stock option plan that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting held on June 18, 2008. As of June 30, 2009, the 2008 Plan had 385,674 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended June 30, 2009 and 2008, the Company granted 150,000 and 271,095 stock options, respectively. During the six months ended June 30, 2009 and 2008, the Company granted 275,000 and 346,095 stock options, respectively. The fair values of stock options granted during the six months ended June 30, 2009 ranged from $1.24 to $1.64 per share. The fair value of stock options granted during the six months ended June 30, 2008 ranged from $2.06 to $2.81 per share. The Company recognized compensation expense as follows for the periods ended June 30:

	Three months		Six months
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Total gross compensation expense	$173	$201	$312	$412
Total tax benefit associated with compensation expense	49	44	75	84
Total net compensation expense	$124	$157	$237	$328

In the second quarter of 2009, 150,000 stock options were granted to three non-employee directors that were re-elected to the Company’s Board of Directors by its shareholders at the 2009 Annual Shareholders’ Meeting held on June 10, 2009. One-third of the stock options vested on the date of grant, another one-third vests on the first anniversary date of the grant, and the remaining one-third vests on the second anniversary of the date of grant. The stock options expire in ten years and provide for extended option exercise period in cases where the director leaves voluntarily or is terminated without cause.

As of June 30, 2009, the Company expects to record compensation expense in the future as follows:

	Six months ending December 31, 2009	Year ending December 31,
		2010	2011	2012
Total gross unrecognized compensation expense	$232	$341	$189	$10
Tax benefit associated with unrecognized compensation expense	43	61	35	1
Total net unrecognized compensation expense	$189	$280	$154	$9

NOTE 6: LITIGATION

Patent Infringement Litigation

Mannatech, Inc. v. K.Y.C. Inc. d/b/a Techmedica Health Inc., Triton Nutra, Inc., Ionx Holdings, Inc., and John Does 1-30, Case No. 3-06-CV-0471-BD (N.D. Tex.)

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The parties are now following the schedule set by the Court in the Second Amended Scheduling Order. To date, the parties have exchanged infringement and invalidity contentions, have fully briefed the Court on Defendants’ motions for claim construction and summary judgment, and are waiting on orders from the Court on those motions. Meanwhile, the parties are fully engaged in the discovery process, in support and defense of the claims and counterclaims that have been asserted. Written discovery requests and responses have been exchanged, and depositions of the parties, third party witnesses, and experts are being scheduled and taken.

The Company will continue to vigorously prosecute this case. Given the precedent set by Mannatech v. Glycobiotics, the Company continues to believe the likelihood of an unfavorable outcome is remote, and with no counterclaims seeking monetary damages, any potential loss is limited to an award of the defendants’ court costs.

Mannatech, Inc. v. Boston Mountain Laboratories, Green Life, LLC, and Xiang Lo, Case No. 3:09-CV-01324-G (N.D. Tex)

The Company filed a patent infringement lawsuit against Boston Mountain Laboratories d/b/a Natural Health Warehouse (“Boston Mountain”), Green Life, LLC (“Green Life”), and Xiang Lo a/k/a Andrew Lo (“Lo”) on July 15, 2009. The matter is pending in the United States District Court of the Northern District of Texas, Dallas Division. The lawsuit alleges the defendants infringed United States Patent Nos. 6,929,807, 7,157,431, 7,196,064, 7,199,104, and 7,202,220, all entitled “Compositions of Plant Carbohydrates as Dietary Supplements,” and seeks to stop Boston Mountain and Green Life from manufacturing, offering for sale, and selling of defendants’ infringing glyconutritional products. Xiang Lo is the sole member of Green Life, and it is believed that Green Life was organized and is operated as an alter ego, i.e., a mere tool or business conduit, of Andrew Lo.

The Company is in the process of serving the defendants with the lawsuit. After service is complete, the defendants will have 20 days to answer the complaint. The Company will continue to vigorously prosecute this case. Given the precedent set by Mannatech v. Glycobiotics, the Company continues to believe the likelihood of an unfavorable outcome is remote.

Litigation in General

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, the Company has accrued $5.1 million as of June 30, 2009 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet. Included in this amount is a $4.9 million accrual related to the Company’s settlement with the Texas Attorney General in early 2009. As part of the settlement, the Company agreed to refund up to $4.0 million to purchasers of the Company’s products between September 1, 2002 and August 1, 2007 who have not received commissions. Also included in the accrual is the Company’s estimate for a third-party claim administration fee associated with this matter.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

SFAS 141(R)In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, or SFAS 141(R). SFAS 141(R) replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in an acquisition. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions in fiscal years beginning after December 15, 2008. The Company will apply SFAS 141(R) prospectively to business combinations.

FSP 142-3In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141(R) “Business Combinations” and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company will apply this FSP prospectively to intangible assets acquired after January 1, 2009. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

SFAS 162In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This statement does not change existing practices but rather reduces the complexity of financial reporting. This statement was effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of the provisions in SFAS 162 did not have a material impact on our financial condition, results of operations, or disclosures.

XBRL In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the Securities and Exchange Commission in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the Securities and Exchange Commission to improve

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the ability of financial statement users to access and analyze financial data. The Securities and Exchange Commission adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with our June 30, 2011 quarterly report on Form 10-Q. We are currently evaluating the impact of XBRL reporting on our financial reporting process and have begun implementing new software that will facilitate the Company’s earlier adoption of XBRL reporting.

FSP No. FAS 157-4, FAS 115-2, FAS 124-2, FAS 107-1 and APB 28-1 In April 2009, in response to the current credit crisis, FASB issued three new FSPs to address fair value measurement concerns as follows:

•

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance on measuring the fair value of financial instruments when market activity has decreased and quoted prices may reflect distressed transactions;

•

FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”), amends the other-than-temporary impairment guidance for debt securities; and

•

FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), expands the fair value disclosures required for financial instruments to interim reporting periods for publicly traded companies, including disclosure of the significant assumptions used to estimate the fair value of those financial instruments.

FSP 157-4 and FSP FAS 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of the above mentioned FSPs did not have a material impact on our financial condition, results of operations, and disclosures.

SFAS 165In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements and disclosures.

CODIFICATION In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing in one place all the authoritative literature related to a particular topic. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification will not have an impact on our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The table below presents the recorded amount of financial assets measured at fair value on a recurring basis as of June 30, 2009. The Company does not have any material financial liabilities or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis at June 30, 2009.

Asset	Level 1	Level 2	Level 3	Total
Money Market Funds – Fidelity, US	$7,257	$—	$—	$7,257
Interest bearing deposits – various banks, Korea	7,990	—	—	7,990
Total assets	$15,247	$—	$—	$15,247
Amounts included in:
Cash and cash equivalents	$9,551	$—	$—	$9,551
Long-term restricted cash	5,696	—	—	5,696
Total	$15,247	$—	$—	$15,247

NOTE 9: SEGMENT INFORMATION

The Company conducts its business as one operating segment, consolidating all of its business units into a single reportable entity, as a seller of proprietary nutritional supplements, topical and skin care products, and weight-management products through its network-marketing distribution channels operating in twelve countries. Each of the Company’s business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales.

The Company operates in seven physical locations and sells product in twelve different countries around the world. The seven physical locations are the United States, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), and Taiwan. Each of the Company’s physical locations services different geographic areas. The United States location processes orders for the United States and Canada. The Australian location processes orders for Australia, New Zealand, and Singapore. The Company’s United Kingdom location processes orders for the United Kingdom, Denmark and Germany. The Company’s Switzerland office manages certain day-to-day business needs of non-North American markets and coordinates the Company’s continued global expansion.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated net sales shipped to customers in these locations, along with pack and product information for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months				Six months
Country	2009		2008		2009		2008
	(in millions, except percentages)
United States	$39.2	50.4%	$45.4	52.3%	$75.7	50.9%	$97.3	54.6%
Japan	10.6	13.7%	11.7	13.5%	21.5	14.5%	23.1	13.0%
Republic of Korea	6.8	8.9%	9.8	11.3%	12.3	8.3%	19.1	10.7%
Canada	6.4	8.2%	6.2	7.1%	11.7	7.9%	12.2	6.8%
Australia	5.8	7.5%	7.0	8.1%	11.0	7.4%	14.4	8.1%
South Africa*	3.3	4.3%	1.4	1.6%	5.6	3.8%	1.4	0.8%
Taiwan	1.8	2.3%	1.4	1.6%	3.4	2.3%	2.5	1.4%
New Zealand	1.2	1.5%	1.4	1.6%	2.2	1.5%	2.9	1.6%
Germany	0.9	1.2%	1.0	1.2%	1.7	1.2%	2.1	1.2%
United Kingdom	0.8	1.0%	1.2	1.4%	1.6	1.1%	2.6	1.5%
Denmark	0.5	0.6%	0.3	0.3%	1.0	0.7%	0.6	0.3%
Singapore**	0.3	0.4%	—	—	0.6	0.4%	—	—
Totals	$77.6	100%	$86.8	100%	$148.3	100%	$178.2	100%

_________________________

* South Africa began operations in May 2008.

**Singapore began operations in November 2008.

	Three months		Six months
	2009	2008	2009	2008
	(in millions)		(in millions)
Consolidated product sales	$52.7	$66.1	$106.8	$138.6
Consolidated pack sales	21.5	17.5	34.7	32.3
Consolidated other, including freight	3.4	3.2	6.8	7.3
Consolidated total net sales	$77.6	$86.8	$148.3	$178.2

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, reside in the following countries, as follows:

Country	June 30, 2009	December 31, 2008
	(in millions)
Australia	$0.3	$0.3
Japan	0.2	0.2
Republic of Korea	0.6	0.8
Switzerland	0.6	0.7
Taiwan	0.1	0.1
United Kingdom	0.1	0.1
United States	30.8	34.8
	$32.7	$37.0

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10: SUBSEQUENT EVENTS

Effective this quarter, the Company implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 5, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended June 30, 2009 as compared to the same period in 2008. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, and Singapore. The United States location processes orders for the United States and Canada. The Australian location process orders for Australia, New Zealand, and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark, and Germany. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets and coordinates our continued global expansion.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 532,000 independent associates and members who have purchased our products and/or packs within the last 12 months, which we refer to as current independent associates and members. New recruits and pack sales are regarded as leading indicators for our business. We define new recruits as new independent associates and members who purchased our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network-marketing distribution channels operating in twelve different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and by products. Each of our subsidiaries sells the same types of products and possesses similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network-marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of existing independent associates and members, entry into new markets and growth of existing markets, niche market development, new product introduction, and investment in our infrastructure.

During calendar year 2008, the U.S. and foreign economies slowed dramatically because of the global financial crisis. The difficult conditions affecting the overall macro-economic environment continued to impact our business in the first half of 2009. Significant reduction in consumers’ disposable income impacted our customers’ spending practices, causing a decline in our revenues. The outlook for the remainder of 2009 is for a slow economic recovery.

During 2008 and the first half of 2009, in response to adverse market conditions, we implemented various initiatives to reduce expenses, including suspension of matching contributions under our 401(k) employee savings plan, reduction in workforce, and cutback of other discretionary costs such as outside services, travel and overtime. We also reduced the level of our quarterly cash dividend. By establishing a culture of expense control and accountability, we achieved a significant decrease in operating costs, and the first half of 2009 represented two consecutive quarters with the lowest operating expense in several years. At this level, we are positioned to generate incremental profit flow-through as sales increase. Our intent is to maintain a strong level of expense control and systematically review all expenditures with the goal of prudently managing our business. At the same time, we remain committed to our strategic plan of developing new, innovative science-based products, strengthening financial results, and adding value to our shareholders and independent associates.

Our settlement with the Texas Attorney General in early 2009 concluded our last major outstanding litigation matter. This includes the class action litigation and derivative lawsuits that were all settled during 2008. We now have these uncertainties behind us.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We continue to focus on new product development. In 2008, we introduced two new products in selected markets. In March 2008, we launched the Bounce-Back™ capsules, an all natural product that supports recovery after physical activity or over-exertion. Bounce-Back™ has had a much larger demand than we originally anticipated and its sales remained strong in the first half of 2009. In September 2008, we launched our OsoLean™ powder, a new fat-loss product. The OsoLean™ whey protein supplement is an all-natural powder product that mixes with a variety of food and beverages allowing consumers to easily add it to any weight management and fitness program. In response to a greater than expected demand for our OsoLean™ powder, we introduced new convenient OsoLean™ single-use packets in first quarter of 2009. For the first half of 2009, OsoLean™ has proven to be the best selling product in our Weight and Fitness category. We intend to launch two new products in the second half of 2009. These products will provide excellent quality similar to Mannatech’s other proprietary products and will help to maintain enthusiasm among independent associates and members.

We continue expansion into new international markets and are scheduled to begin selling products in Austria, the Netherlands, Norway and Sweden in early fall of 2009. Among available products will be the company’s Advanced Ambrotose® capsules and powder, Ambrotose AO® capsules, multi-vitamin/mineral supplement Phytomatrix™ caplets, Plus™ tablets and OsoLean™ fat loss powder. Entry into these four countries compliments our existing presence in the U.K, Germany and Denmark while highlighting our continued focus on being a global company.

The new $499 Premium/All-Star Pack we introduced in North America and South Africa in January 2009 has proven to be popular and is responsible for an improvement in domestic pack sales as well as recruiting in the first half of 2009. Increase in pack sales and recruiting is a leading indicator of future long-term profitable growth.

We continue to focus our efforts on increasing operational efficiency. We made certain changes to our management structure in 2008 and the first half of 2009 to provide a stronger foundation for growth and better align our organization with our long-term goals. We believe that efficiencies gained from this organizational realignment will help us to improve cost controls and distinguish us in the marketplace by adding emphasis to brand management, associate recruitment, supply chain excellence, new product development, and international expansion.

We expect a turbulent economy for the foreseeable future and we have undertaken several actions to address this environment. We believe our aggressive cost reduction actions, new product introduction, international expansion, improved associate recruitment, and financial discipline will enable us to effectively manage through the challenging economy. We believe these recent changes to our business model will position us to support future long-term profitable growth.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of Operations

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2009 and 2008.

	2009		2008		Change from 2009 to 2008
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	( in thousands, except percentages)
Net sales	$77,644	100%	$86,781	100%	$(9,137)	(10.5)%
Cost of sales	12,290	15.8%	13,046	15.0%	(756)	(5.8)%
Commissions and incentives	46,419	59.8%	41,368	47.7%	5,051	12.2%
	58,709	75.6%	54,414	62.7%	4,295	7.9%
Gross profit	18,935	24.4%	32,367	37.3%	(13,432)	(41.5)%
Operating expenses:
Selling and administrative expenses	17,440	22.5%	21,850	25.2%	(4,410)	(20.2)%
Depreciation and amortization	3,126	4.0%	2,991	3.4%	135	4.5%
Other operating costs	9,427	12.1%	24,010	27.7%	(14,583)	(60.7)%
Total operating expenses	29,993	38.6%	48,851	56.3%	(18,858)	(38.6)%
Loss from operations	(11,058)	(14.2)%	(16,484)	(19.0)%	5,426	32.9%
Interest income	69	0.1%	393	0.5%	(324)	(82.4)%
Other income (expense), net	1,381	1.8%	(775)	(0.9)%	2,156	278.2%
Loss before income taxes	(9,608)	(12.4)%	(16,866)	(19.4)%	7,258	43.0%
Benefit for income taxes	4,071	5.2%	6,339	7.3%	(2,268)	(35.8)%
Net loss	$(5,537)	(7.1)%	$(10,527)	(12.1)%	$4,990	47.4%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2009 and 2008.

	2009		2008		Change from 2009 to 2008
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	( in thousands, except percentages)
Net sales	$148,345	100%	$178,232	100%	$(29,887)	(16.8)%
Cost of sales	24,021	16.2%	25,909	14.5%	(1,888)	(7.3)%
Commissions and incentives	80,145	54.0%	83,860	47.1%	(3,715)	(4.4)%
	104,166	70.2%	109,769	61.6%	(5,603)	(5.1)%
Gross profit	44,179	29.8%	68,463	38.4%	(24,284)	(35.5)%
Operating expenses:
Selling and administrative expenses	35,655	24.0%	44,596	25.0%	(8,941)	(20.0)%
Depreciation and amortization	6,272	4.2%	6,053	3.4%	219	3.6%
Other operating costs	18,989	12.8%	38,037	21.3%	(19,048)	(50.1)%
Total operating expenses	60,916	41.0%	88,686	49.7%	(27,770)	(31.3)%
Loss from operations	(16,737)	(11.3)%	(20,223)	(11.3)%	3,486	17.2%
Interest income	143	0.1%	953	0.5%	(810)	(85.0)%
Other income (expense), net	(37)	0.0%	(403)	(0.2)%	366	90.8%
Loss before income taxes	(16,631)	(11.2)%	(19,673)	(11.0)%	3,042	15.5%
Benefit for income taxes	6,319	4.3%	6,854	3.8%	(535)	(7.8)%
Net loss	$(10,312)	(7.0)%	$(12,819)	(7.2)%	$2,507	19.6%

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales shipped to customers by location for the three months ended June 30, 2009 and 2008 were as follows:

Country	2009		2008
	(in millions, except percentages)
United States	$39.2	50.4%	$45.4	52.3%
Japan	10.6	13.7%	11.7	13.5%
Republic of Korea	6.8	8.9%	9.8	11.3%
Canada	6.4	8.2%	6.2	7.1%
Australia	5.8	7.5%	7.0	8.1%
South Africa*	3.3	4.3%	1.4	1.6%
Taiwan	1.8	2.3%	1.4	1.6%
New Zealand	1.2	1.5%	1.4	1.6%
Germany	0.9	1.2%	1.0	1.2%
United Kingdom	0.8	1.0%	1.2	1.4%
Denmark	0.5	0.6%	0.3	0.3%
Singapore**	0.3	0.4%	—	—
Totals	$77.6	100%	$86.8	100%

_________________________

* South Africa began operations in May 2008.

**Singapore began operations in November 2008.

Consolidated net sales shipped to customers by location for the six months ended June 30, 2009 and 2008 were as follows:

Country	2009		2008
	(in millions, except percentages)
United States	$75.7	50.9%	$97.3	54.6%
Japan	21.5	14.5%	23.1	13.0%
Republic of Korea	12.3	8.3%	19.1	10.7%
Canada	11.7	7.9%	12.2	6.8%
Australia	11.0	7.4%	14.4	8.1%
South Africa*	5.6	3.8%	1.4	0.8%
Taiwan	3.4	2.3%	2.5	1.4%
New Zealand	2.2	1.5%	2.9	1.6%
Germany	1.7	1.2%	2.1	1.2%
United Kingdom	1.6	1.1%	2.6	1.5%
Denmark	1.0	0.7%	0.6	0.3%
Singapore**	0.6	0.4%	—	—
Totals	$148.3	100%	$178.2	100%

_________________________

* South Africa began operations in May 2008.

**Singapore began operations in November 2008.

Net Sales

For the three and six months ended June 30, 2009, our operations outside of the United States accounted for approximately 49.6% and 49.1%, respectively, of our consolidated net sales, whereas in the same period in 2008, our operations outside of the United States accounted for approximately 47.7% and 45.4%, respectively, of our consolidated net sales.

Consolidated net sales for the three months ended June 30, 2009 decreased by $9.1 million, or 10.5%, to $77.6 million, as compared to the same period in 2008. Domestic sales decreased $6.1 million, while international sales decreased $3.0 million for the three months ended June 30, 2009 as compared to the same period in 2008. We are seeing positive trends in net sales for the three months ended June 30, 2009 in several international countries, including Canada, Taiwan, and Denmark. Our launch into South Africa in May of 2008 has also proven to be successful with steadily increasing sales. However, these positive trends were more than offset by declines in other international and domestic sales primarily due to the macro-economic factors negatively impacting our economy.

Consolidated net sales for the six months ended June 30, 2009 decreased by $29.9 million, or 16.8%, to $148.3 million, as compared to the same period in 2008. Domestic sales decreased $21.6 million and international sales decreased $8.3 million for the six months ended June 30, 2009 as compared to the same period in 2008. The overall decline was partially offset by net sales in Taiwan and Denmark that had an overall increase of 42% for the six months ended June 30, 2009 as compared to the same period in 2008.

Fluctuation in foreign currency exchange rates had an overall unfavorable impact on our net sales of approximately $3.8 million and $9.0 million for the quarter and six months ended June 30, 2009, respectively. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended June 30, 2008.

Net sales by country in local currency for the three and six months ended June 30, 2009 and 2008 are as follows (in millions, except percentages):

		Three months
				Change
Country	Currency	2009	2008	Local currency	Percentage
Japan	JPY	1,018.1	1,203.5	(185.4)	(15.4)%
Republic of Korea	KRW	8,802.0	9,973.4	(1,171.4)	(11.7)%
Australia	AUS	7.7	7.4	0.3	4.1%
South Africa*	ZAR	27.7	10.5	17.2	163.8%
Taiwan	TWD	59.3	41.6	17.7	42.5%
New Zealand	NZD	2.0	1.8	0.2	11.1%
Germany	EURO	0.6	0.7	(0.1)	(14.3)%
United Kingdom	GBP	0.6	0.7	(0.1)	(14.3)%
Denmark	DKK	2.8	1.4	1.4	100.0%
Singapore**	SGD	0.4	—	—	—

		Six months
				Change
Country	Currency	2009	2008	Local currency	Percentage
Japan	JPY	2,024.3	2,399.7	(375.4)	(15.6)%
Republic of Korea	KRW	16,472.6	18,799.3	(2,326.7)	(12.4)%
Australia	AUS	15.5	15.6	(0.1)	(0.6)%
South Africa*	ZAR	50.5	10.5	40.0	381.0%
Taiwan	TWD	113.0	78.8	34.2	43.4%
New Zealand	NZD	3.9	3.7	0.2	5.4%
Germany	EURO	1.3	1.4	(0.1)	(7.1)%
United Kingdom	GBP	1.1	1.4	(0.3)	(21.4)%
Denmark	DKK	5.2	2.8	2.4	85.7%
Singapore**	SGD	0.9	—	—	—

_________________________

* South Africa began operations in May 2008.

**Singapore began operations in November 2008.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;
•	changes in consumer demand;
•	changes in competitors’ products;
•	changes in economic conditions;
•	changes in regulations;
•	announcements of new scientific studies and breakthroughs;
•	introduction of new products;

•	discontinuation of existing products;
•	adverse publicity;
•	changes in our commissions and incentives programs; and
•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows:

	Three Months				Six Months
			Change				Change
	2009	2008	Dollar	Percentage	2009	2008	Dollar	Percentage
	(in millions, except percentages)				(in millions, except percentages)
Product sales	$52.7	$66.1	$(13.4)	(20.3)%	$106.8	$138.6	$(31.8)	(23.0)%
Pack sales	21.5	17.5	4.0	22.9%	34.7	32.3	2.4	7.4%
Other, including freight	3.4	3.2	0.2	6.2%	6.8	7.3	(0.5)	(6.8)%
Total net sales	$77.6	$86.8	$(9.2)	(10.5)%	$148.3	$178.2	$(29.9)	(16.8)%

Although there was an overall decrease in consolidated net sales for the three and six months ended June 30, 2009 due to a decline in the volume of product sales, there was an increase in pack sales, creating a positive outlook for future product sales. Pack sales generally correlate to new independent associates and members who purchase starter packs and with the number of continuing independent associates who purchase upgrade or renewal packs. However, there is not a direct correlation between the number of new and continuing independent associates and members purchasing packs and the amount of product sales because independent associates and members may consume different products at different consumption levels.

Product Sales

Product sales for the three months ended June 30, 2009 decreased $13.4 million, or 20.3%, as compared to the same period in 2008. The decrease of $13.4 million was comprised of a decrease in existing product sales of $14.9 million, which was partially offset by a $1.5 million increase attributable to the introduction of new products, as set forth below. Product sales for the six months ended June 30, 2009 decreased $31.8 million, or 23.0%, as compared to the same period in 2008. The decrease of $31.8 million was comprised of a decrease in existing product sales of $36.6 million, which was partially offset by a $4.8 million increase attributable to the introduction of new products, as set forth below. We believe the decrease in product sales was primarily due to the macro-economic factors negatively impacting our company.

We have introduced the following new products since June 30, 2008:

•	Mannatech Optimal Skin Care System products in certain international markets;
•	Bounce Back™ capsules in Australia and New Zealand;
•	OsoLean™ powder in North America, Australia, New Zealand, Japan, Korea, UK, Denmark, Germany, Taiwan, Singapore, and South Africa;
•	Various promotional packages in US and Canada;
•	Health Solutions Starter packs in Australia and Singapore;
•	GlycoSlim® drink mix in Korea;
•	OsoLean™ Single Use Packets in North America and Korea;
•	HeartSmart™ tablets in Taiwan; and
•	Various Optimal Health products in Singapore; and
•	Emprizone® in Japan.

Pack Sales

Product packs may be purchased by our independent associates who wish to build a Mannatech business. These product packs are offered to our independent associates at a discount from published retail prices. There are several pack options available to our associates. In certain markets, pack sales are concluded during the associate registration process and can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption.  Serious business-building associates can also purchase an upgrade pack, which provides the associate with additional promotional materials and eligibility for additional commissions and incentives. Many of our business-building independent associates also choose to purchase renewal packs to satisfy annual renewal requirements.

Members can also register for membership, which enables them to purchase our products at a discount from published retail prices

The number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended June 30, 2009 and 2008 were as follows:

	2009		2008
New	144,000	27.0%	158,000	28.5%
Continuing	388,000	73.0%	396,000	71.5%
Total	532,000	100%	554,000	100%

Despite the decrease in the net trailing 12-month associate activity as compared to the twelve months ended June 30, 2008, we saw a positive change in the number of new recruits during the second quarter of 2009 as compared to the four preceding consecutive quarters. The $499 Premium/All-Star Pack was successfully launched in North America and South Africa in January 2009 and had stronger than expected sales and is responsible for an improvement in recruiting as shown in the table below:

	Three months ended June 30
	2009	2008	Q1 2009	Q4 2008	Q3 2008
New recruits	43,953	34,537	36,465	34,383	28,838
Current quarter percentage increase as compared to prior periods		27.3%	20.5%	27.8%	52.4%

Our new recruits increased by 27.3% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Our new recruits increased by 20.5% for the three months ended June 30, 2009 as compared to the three months ended March 31, 2009. These increases substantiate the success of the $499 Premium/All-Star Pack sold to our business building independent associates.

For the twelve months ended June 30, 2009, the overall number of independent associates and members decreased by 22,000 or 4.0%, as compared to the twelve months ended June 30, 2008. We experienced a decrease in the number of renewal packs purchased by our continuing independent associates as compared to the same period in 2008. However, upgrade pack sales have increased as compared to the same period in 2008 primarily due to the popularity of our new $499 Premium/All-Star pack introduced in North America and South Africa.

We continue to see an increase in the number of new independent associates and members purchasing starter packs as compared to the second quarter of 2008 primarily due to the successful introduction of our new $499 Premium/All-Star Pack in North America and South Africa. During 2008 and 2009, we took the following actions to help increase the number of independent associates and members:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;
•	focused on new product development;
•	explored new international markets;
•	launched a new, aggressive marketing and educational campaign;
•	strengthened compliance initiatives;
•	concentrated on publishing results of research studies and clinical trials related to our products;
•	initiated additional incentives;
•	explored new advertising and educational tools to broaden name recognition;
•	implemented changes to our global associate career and compensation plan;

•	introduced new products in many of our global markets;
•	introduced the $499 Premium/All-Star Pack into North America and South Africa in January 2009; and
•	scheduled entry into four new international markets in early fall of 2009.

Pack sales associated with the number of independent associates and members can be further analyzed as follows, for the three and six months ended June 30:

	Three Months
			Change
	2009	2008	Dollar	Percentage
	(in millions, except percentages)
New	$13.7	$8.2	$5.5	67.1%
Continuing	7.8	9.3	(1.5)	(16.1)%
Total	$21.5	$17.5	$4.0	22.9%

	Six Months
			Change
	2009	2008	Dollar	Percentage
	(in millions, except percentages)
New	$21.1	$14.6	$6.5	44.5%
Continuing	13.6	17.7	(4.1)	(23.2)%
Total	$34.7	$32.3	$2.4	7.4%

Total pack sales for the three and six months ended June 30, 2009 increased by $4.0 million, or 22.9%, and $2.4 million, or 7.4%, respectively, as compared to the same periods in 2008. The overall increase in total pack sales was composed of an increase of $5.5 million and $6.5 million, respectively, related to a higher number of new independent associates and members purchasing starter packs, partially offset by a decrease of $1.5 million and $4.1 million, respectively, related to a decline in the number of renewal and upgrade packs purchased by our continuing independent associates.

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

Other sales for the three months ended June 30, 2009 increased by $0.2 million to $3.4 million as compared to $3.2 million for the same period in 2008. The increase in other sales primarily consisted of a decline in sales refunds and returns of $0.8 million, which was partially offset by a decrease of $0.6 million in freight fees for product and pack shipments.

Other sales for the six months ended June 30, 2009 decreased by $0.5 million to $6.8 million as compared to $7.3 million for the same period in 2008. The decrease in other sales primarily consisted of a $1.2 million decrease in freight fees, due to the decrease in product shipments, which was partially offset by a net change in sales refunds and returns of $0.7 million.

Gross Profit

Gross profit for the three months ended June 30, 2009 decreased by $13.5 million, or 41.5%, to $18.9 million as compared to $32.4 million for the same period in 2008. For the three months ended June 30, 2009, gross profit as a percentage of net sales decreased to 24.4% as compared to 37.3% for the same period in 2008. The decrease in gross profit was primarily due to an increase in commissions and incentives as described in detail below.

Gross profit for the six months ended June 30, 2009 decreased by $24.3 million, or 35.5%, to $44.2 million as compared to $68.5 million for the same period in 2008. For the six months ended June 30, 2009, gross profit as a percentage of net sales decreased to 29.8% as compared to 38.4% for the same period in 2008. The decrease in gross profit was primarily due to an increase in commission and incentives as a percentage of net sales.

Cost of sales during the three months ended June 30, 2009 decreased by 5.8%, or $0.7 million, to $12.3million as compared to $13.0 million for the same period in 2008. The decrease in cost of sales was consistent with the decline in sales for the quarter. Cost of sales as a percentage of net sales for the three months ended June 30, 2009 remained relatively flat as compared to the same period in 2008.

Cost of sales during the six months ended June 30, 2009 decreased by 7.3%, or $1.9 million, to $24.0million as compared to $25.9 million for the same period in 2008. The decrease in cost of sales was consistent with the decline in sales for the quarter. Cost of sales as a percentage of net sales for the six months ended June 30, 2009 increased to 16.2% as compared to 14.5% for the same period in 2008, due to changes in the product mix sold.

Commission costs for the three months ended June 30, 2009 increased by 6.8%, or $2.7 million, to $42.0 million as compared to $39.3 million for the same period in 2008. The increase in commissions was primarily related to the second quarter increase of commissionable sales related to the increase in sales of our new $499 Premium/All-Star Pack. For the three months ended June 30, 2009, commissions as a percentage of net sales increased to 54.1% from 45.3% for the same period of 2008, which was due to the volume of units sold of the new $499 Premium/All-Star Pack.

Commission costs for the six months ended June 30, 2009 decreased by 7.1%, or $5.6 million, to $73.4 million as compared to $79.0 million for the same period in 2008. The decrease in commissions primarily related to the decrease in overall commissionable sales which was partially offset by the increase in commissionable sales from our $499 Premium/All-Star Pack. For the six months ended June, 2009, commissions as a percentage of net sales increased to 49.5% from 44.3% for the same period of 2008, which was due to the volume of units sold of the new $499 Premium/All-Star Pack.

Incentive costs for the three months ended June 30, 2009 increased by 109.5%, or $2.3 million, to $4.4 million as compared to $2.1 million for the same period in 2008. For the three months ended June 30, 2009, the costs of incentives, as a percentage of net sales increased to 5.7% from 2.4 % for the same period of 2008.

Incentive costs for the six months ended June 30, 2009 increased by 36.7%, or $1.8 million, to $6.7 million as compared to $4.9 million for the same period in 2008. For the six months ended June 30, 2009, the costs of incentives, as a percentage of net sales increased to 4.5% from 2.8 % for the same period of 2008.

The increase in total costs of the annual incentives was the result of an increase in the number of independent associates who qualified for the annual incentives, which increased in 2009 by 145.0% to 2,243 as compared to 917 in 2008. The increase in qualifiers for the annual incentive is primarily related to higher associate recruiting activity during the first six months of 2009 and the success of the $499 Premium/All-Star Pack .

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

Selling and administrative expenses for the three months ended June 30, 2009 decreased by $4.4 million, or 20.2%, to $17.4 million as compared to $21.9 million for the same period in 2008. As a percentage of net sales, selling and administrative expenses decreased to 22.5% from 25.2% for the same period in 2008. The decrease in selling and administrative expenses consisted primarily of a $4.1 million decrease in payroll and payroll-related costs due to staff reductions initiated in the second quarter of 2008 and first quarter of 2009 and a $0.3 million decrease in freight costs related to a decrease in product and pack shipments.

Selling and administrative expenses for the six months ended June 30, 2009 decreased by $8.9 million, or 20.0%, to $35.7 million as compared to $44.6 million for the same period in 2008. As a percentage of net sales, selling and administrative expenses decreased to 24.0% from 25.0% for the same period in 2008. The decrease in selling and administrative expenses consisted primarily of a $6.4 million decrease in payroll and payroll-related costs due to staff reductions initiated in the second quarter of 2008 and first quarter of 2009, a $1.6 million decrease in marketing costs related to a change in distribution of an internal publication, a reduction of cost related to corporate-sponsored events, and a reduction in the cost associated with advertising materials and printing, and a $0.9 million decrease in freight costs related to a decrease in product and pack shipments.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2009 was $3.1 million and remained relatively flat as compared to the same period in 2008. However, as a percentage of net sales, depreciation and amortization expense increased slightly to 4.0%from 3.4% for the same period in 2008.

Depreciation and amortization expense for the six months ended June 30, 2009 was $6.3 million and remained relatively flat as compared to the same period in 2008. However, as a percentage of net sales, depreciation and amortization expense increased slightly to 4.2%from 3.4% for the same period in 2008.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Generally, changes in other operating costs are associated with the changes in our net sales.

Other operating costs for the three months ended June 30, 2009 decreased by $14.6 million, or 60.7%, to $9.4 million as compared to $24.0 million for the same period in 2008. For the three months ended June 30, 2009, other operating costs as a percentage of net sales decreased to 12.1%from 27.7% for the same period in 2008. The decrease in other operating costs was primarily due to a $12.2 million reduction in legal fees due to the settlement of several litigation matters during the first quarter of 2009, a $0.6 million decrease in credit card fees, a $0.4 million decrease in repairs and maintenance fees, a $0.4 million decrease in travel and miscellaneous operating costs, such as mailing services, office supplies, telephone, insurance, and lease/rental costs, and a $1.0 million reduction in accounting and consulting fees.

Other operating costs for the six months ended June 30, 2009 decreased by $19.0 million, or 50.1%, to $19.0 million as compared to $38.0 million for the same period in 2008. For the six months ended June 30, 2009, other operating costs as a percentage of net sales decreased to 12.8%from 21.3% for the same period in 2008. The decrease in other operating costs was primarily due to a $12.6 million reduction in legal fees due to the settlement of several litigation matters during the first quarter of 2009, a $3.0 million reduction in accounting and consulting fees, a $1.2 million decrease in credit card fees, a $1.1 million decrease in miscellaneous operating costs, such as charitable contributions, miscellaneous license fees, mailing services, office supplies, telephone, insurance, and lease/rental costs, a $0.7 million decrease in travel expenses, and a $0.4 million decrease in repairs and maintenance fees.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency gains and losses related to translating our foreign subsidiaries’ assets, liabilities, revenues, and expenses where the US dollar is considered functional currency, and revaluing the monetary accounts in Switzerland, Japan, and the Republic of Korea, using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies.

Other income, net for the three months ended June 30, 2009 was $1.4 million, as compared to other expense of $0.8 million for the same periods in 2008.

Other expense, net for the six months ended June 30, 2009 was less than $0.1 million, as compared to $0.4 million for the same periods in 2008.

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

We use the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”), to account for income taxes. The provisions of FAS 109 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of June 30, 2009 and December 31, 2008, we maintained our valuation allowance for deferred tax assets in Taiwan totaling $1.0 million and $0.9 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FAS 109, cannot be met.

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in taxable income among countries. For the three months ended June 30, 2009, our effective income tax rate increased to 42.4% from 37.6% for the same period in 2008. The increase was due to changes in the mix of income between tax jurisdictions, additional accruals in 2008 for litigation matters, and recognition of additional tax benefits in 2009 attributed to prior years. For the six months ended June 30, 2009, our effective tax rate increased to 38% from 32% for the three months ended March 31, 2009. The increase was due to changes in management’s estimates for 2009 annual operating results, including the mix of income between tax jurisdictions, and recognition of $0.4 million in additional tax benefits from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, international expansion, and to pay quarterly cash dividends. We generally fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our needs through net cash flows from operations. At June 30, 2009, we had $23.4 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

Cash and Cash Equivalents and Investments

As of June 30, 2009, our cash and cash equivalents decreased by 24.27%, or $7.5 million, to $23.4 million from $30.9 million as of December 31, 2008. The decrease in cash and cash equivalents was primarily related to the current period loss, adjusted for noncash items, the payment of dividends, and payments for litigation settlements of approximately $4.8 million. As of December 31, 2008, our investments had all been converted to cash equivalents.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2009, our working capital decreased by $9.5 million, or 29.7%, to $22.5 million from $32.0 million at December 31, 2008. The decrease in working capital primarily relates to a decrease in cash and cash equivalents, a decrease in inventory, an increase in commissions, incentives, and taxes payable offset by an increase in income taxes receivable, as well as a decrease in accrued expenses.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30:

	2009	2008
Provided by (used in):	(in millions)
Operating activities	$(4.8)	$(13.0)
Investing activities	$(1.6)	$10.9
Financing activities	$(1.1)	$(4.8)

Operating Activities

Cash used in operating activities was $4.8 million for the six months ended June 30, 2009 compared to cash used in operating activities of $13.0 million for the same period in 2008. By establishing a culture of expense control and accountability, we achieved a significant decrease in operating costs, and the first half of 2009 represented two consecutive quarters with the lowest operating expense in several years.

Investing Activities

For the six months ended June 30, 2009, cash used in investing activities was $1.6 million as compared to cash provided by investing activities of $10.9 million for the same period of 2008. In 2008, we sold investments for net proceeds of $13.0 million. The decrease in net proceeds from the sale of investments was partially offset by a net decrease in capital expenditures.

Financing Activities

For each of the six months ended June 30, 2009 and 2008, we used cash of $1.1 million and $4.8 million to fund payment of cash dividends to our shareholders.

Our quarterly cash dividends were $0.09 per share for the first and second quarters of 2008, and $0.02 per share for the third and fourth quarters of 2008 and the first and second quarters of 2009. During 2009 and 2008, we declared and paid the following dividends:

Declared date	Date of record	Date paid	Total Amount of Dividends		Dollar amount paid per common share
May 20, 2009	June 3, 2009	June 29, 2009	$0.5	million	$0.02
February 18, 2009	March 9, 2009	March 26, 2009	$0.5	million	$0.02
November 19, 2008	December 11, 2008	December 29, 2008	$0.5	million	$0.02
August 26, 2008	September 10, 2008	September 29, 2008	$0.5	million	$0.02
April 30,2008	June 5, 2008	June 26, 2008	$2.4	million	$0.09
February 22, 2008	March 7, 2008	March 28, 2008	$2.4	million	$0.09

See “Risk Factors—We are not required to pay dividends, and our Board of Directors could decide not to declare a dividend or could reduce the amount of the dividend at any time” in item 1A of our annual report on Form 10-K for the year ended December 31, 2008, for further discussion related to future payment of dividends.

General Liquidity and Cash Flows

Historically, we generate positive cash flows from operations and believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations, our possible payments of cash dividends, the possible repurchase of our common stock in the open market, and possible international expansion costs for the next 12 to 24 months. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we will be required to modify our payment of future dividends and raise additional funds, which may not be available on favorable terms, if at all.

Contractual Obligations. The following summarizes our future commitments and obligations associated with various agreements and contracts (in thousands) as of June 30, 2009, for the years ending December 31:

	Remaining 2009	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease obligations	$619	$864	$762	$190	$2	$—	$—	$2,437
Purchase obligations	7,064	7,867	5,108	2,586	1,050	2,100	—	25,775
Operating leases	1,589	2,780	1,466	1,254	1,125	786	2,528	11,528
Post-employment royalty	340	492	492	492	492	492	—	2,800
Employment agreements	1,146	664	22	—	—	—	—	1,832
Texas Attorney General Settlement	4,000	1,000	—	—	—	—	—	5,000
Total commitments and obligations	$14,758	$13,667	$7,850	$4,522	$2,669	$3,378	$2,528	$49,372

We have maintained purchase commitments with certain raw material suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and proprietorship of our products. Currently, we have four supply agreements that require minimum purchase commitments. We have opened discussion with a supplier about renegotiation of contract terms. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any set minimums. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards.

Off-Balance Sheet Arrangements

We do not have any special-purpose entity arrangements, nor do we have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2009:

Allowance for Doubtful Accounts

Accounts receivable consists of receivables from manufacturers, independent associates, and members and are carried at their estimated collectible amounts. As of June 30, 2009, net accounts receivable totaled $0.4 million. We simultaneously receive payment for an order when the order ships. If the payment is rejected or if it does not match the order total, a receivable is created. We periodically review receivables for realizability and base collectability upon assumptions, historical trends, and recent account activities. If our estimates regarding estimated collectability are inaccurate or consumer trends change in an unforeseen manner, we may be exposed to additional write-offs or bad debts. As of June 30, 2009, we had an allowance for doubtful accounts of less than $0.1 million.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2009, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at June 30, 2009
Office furniture and equipment	5 to 7 years	$2.8	million
Computer hardware	3 to 5 years	6.5	million
Computer software	3 to 5 years	19.2	million
Automobiles	3 to 5 years	0.1	million
Leasehold improvements	2 to 10 years(1)	3.8	million
Construction in progress(2)		0.3	million
Total net carrying value at June 30, 2009		$32.7	million

___________________

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
(2)	Construction in progress includes fixed assets, leasehold improvements and internally-developed software costs. The estimated useful life is dependent upon asset classification once placed in service.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of June 30, 2009, we recorded $0.3 million in taxes payable and $0.1 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FIN 48, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2009, we maintained a valuation allowance for deferred tax assets arising from our operations in Taiwan because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” In addition, as of June 30, 2009, we had deferred tax assets, after valuation allowance, totaling $12.0 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution. The increase in deferred tax assets, after valuation allowance from $9.1 million as of March 31, 2009 to $12.0 million as of June 30, 2009 was primarily due to management projections of net operating losses in jurisdictions to be utilized in subsequent years. As with other deferred tax assets, those benefits may not be realized if our assumptions and estimates change, which could affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenues from sales of our products, sales of our starter and renewal packs, and shipping fees. Substantially all of our product and pack sales are made to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any sales taxes. Total deferred revenue consists of (i) revenue received from sales of packs and products shipped but not received by the customers at period end; (ii) revenue received for a one-year magazine subscription; (iii) revenue received from pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack; and (iv) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. We recognize deferred revenue from shipped packs and products upon receipt by the customer. We recognize deferred revenue related to future corporate-sponsored events when the event is held. All other deferred revenue is recognized over one year. At June 30, 2009, total deferred revenue was $2.8 million. Significant changes in the pricing structure of our packs or our shipping methods could result in additional revenue deferrals or cause us to recognize deferred revenue over a longer period of time. For example, if we were to decrease the number of items included in our packs while keeping the sales price of the packs the same, we would have to defer additional revenue and recognize the additional deferred revenue over one year.

We have three different product return policies: (i) a policy for our retail customers, (ii) a policy for our independent members, and (iii) a policy for our independent associates. Retail customers may return any of our products, within 180 days of purchase, to the original independent associate who sold the product, and such associate is required to provide the retail customer with a full cash refund. The independent associate may receive a replacement product by forwarding proof of the refund to us. Independent members may return an order to us within 180 days of the purchase date without membership termination or restocking fees. After 180 days from the date of purchase, the independent member may not receive a refund and is allowed an exchange only, and may, if abuse of the return policy is found, have his or her membership terminated. Independent associates are allowed to return an order within one year of the purchase date upon terminating their associate accounts. If an independent associate returns a product unopened and in good salable condition, the independent associate returning the product may receive a full refund. We may also allow an independent associate to receive a full 100% refund for the first 180 days following a product’s purchase; however, any commissions earned will be deducted from the refund. After 180 days from the purchase date, an independent associate may not request a refund, and is allowed an exchange only; however, if abuse of the return policy is found, an independent associate may be terminated.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees and board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model, (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the six months ended June 30, 2009, our assumptions and estimates used for the calculated fair value of stock options granted in 2009 were as follows:

	January 2009 grant	February 2009 grant	March 2009 grant	June 2009 grant
Estimated fair value per share of options granted:	$1.24	$1.64	$1.26	$1.44
Assumptions:
Annualized dividend yield	2.85%	2.27%	2.87%	2.67%
Risk-free rate of return	1.53%	1.69%	1.72%	2.69%
Common stock price volatility	65.9%	66.6%	67.6%	69.70%
Expected average life of stock options (in years)	4.5	4.5	4.5	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, the assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of June 30, 2009, using our current assumptions and estimates, we anticipate recognizing $0.8 million in gross compensation expense through 2012 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but generally ranges between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of June 30, 2009, we had 385,674 shares available for grant in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See “Recent Accounting Pronouncements” in Note 7 of the Notes to our Unaudited Consolidated Financial Statement, which is incorporated herein by reference.

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

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, into Germany in 2006, and into South Africa and Singapore in 2008. Our United States location processes orders for the United States and Canada. The Australian location process orders for Australia, New Zealand and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark and Germany. We translate our revenues and expenses in foreign markets using an average rate.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, and Singapore. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2009 were as follows:

Country (foreign currency name)	Low	High	Weighted- Average	Spot
Australia (Dollar)	$0.69180	$0.81780	$0.76002	$0.80480
Canada (Dollar)	$0.79060	$0.92040	$0.85765	$0.86550
Denmark (Krone)	$0.17180	$0.19120	$0.18286	$0.18870
Germany (Euro)	$1.29400	$1.42360	$1.36206	$1.40480
Japan (Yen)	$0.00992	$0.01061	$0.01027	$0.01047
New Zealand (Dollar)	$0.55660	$0.65130	$0.60382	$0.64720
Republic of Korea (Won)	$0.00073	$0.00081	$0.00078	$0.00078
Singapore (Dollar)	$0.65700	$0.69480	$0.67906	$0.68780
South Africa (Rand)	$0.10500	$0.12750	$0.11853	$0.12730
Switzerland (Franc)	$0.85540	$0.93780	$0.89976	$0.92130
Taiwan (Dollar)	$0.02952	$0.03105	$0.03025	$0.03042
United Kingdom (British Pound)	$1.43120	$1.65290	$1.54819	$1.65200

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Shareholders’ Meeting on June 10, 2009 and the two proposals voted on were described in detail in our Definitive Proxy Statement filed with the United States Securities and Exchange Commission on April 22, 2009.

With 84% of the total outstanding voting shares represented in person or by proxy, the voting results for the two proposals voted on at our 2009 Annual Shareholders’ Meeting were as follows:

Proposal 1 – Election of Directors:

Messrs. Gerald E. Gilbert, Larry A. Jobe, and Marlin Ray Robbins were elected to serve as Class I Directors until our 2012 Annual Shareholders’ Meeting, with the following votes:

Director	For	Withheld
Gerald E. Gilbert	21,777,449	537,923
Larry A. Jobe	21,791,335	524,037
Marlin Ray Robbins	21,735,975	579,397

The terms of office for the following directors continued after the meeting: Messrs. Wayne L. Badovinus,

J. Stanley Fredrick, Robert C. Blattberg, Ph.D, Alan D. Kennedy, and Robert A. Toth and Mrs. Patricia A.Wier.

Proposal 2 – Ratification of Independent Auditors:

The appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified with the following votes:

For	Against	Abstentions
22,066,776	194,375	54,221

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

August 5, 2009	/S/ WAYNE L. BADOVINUS
Wayne L. Badovinus President and Chief Executive Officer (principal executive officer)

August 5, 2009	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher Executive Vice President and Global Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*

_____________

* filed herewith.