Form 10-Q
period 2009-09-30
MANNATECH INC
filed 2009-11-05
CIK 1056358

September 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2009 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File No. 000-24657

MANNATECH, INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code: (972) 471-7400

____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of October 31, 2009, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,480,788.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)
Cash and cash equivalents	$22,577	$30,945
Restricted cash	2,350	1,864
Accounts receivable, net of allowance of $16 and $23 in 2009 and 2008, respectively	287	291
Income tax receivable	3,025	3,531
Inventories, net	29,427	31,313
Prepaid expenses and other current assets	3,724	3,946
Deferred income tax assets	4,866	5,632
Total current assets	66,256	77,522
Property and equipment, net	29,547	36,202
Construction in progress	630	840
Long-term restricted cash	7,075	7,579
Other assets	2,516	1,456
Long-term deferred income tax assets	516	459
Total assets	$106,540	$124,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$843	$131
Accounts payable	6,695	5,067
Accrued expenses	21,904	24,324
Commissions and incentives payable	14,030	11,453
Taxes payable	1,699	873
Current deferred tax liability	225	192
Deferred revenue	3,892	3,476
Total current liabilities	49,288	45,516

Capital leases, excluding current portion	1,272	155
Long-term deferred income tax liabilities	3,616	6,075
Other long-term liabilities	3,446	3,583
Total liabilities	57,622	55,329

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,687,882 shares issued and 26,480,788 shares outstanding in 2009, and 27,667,882 shares issued and 26,460,788 shares outstanding in 2008.	3	3
Additional paid-in capital	41,243	40,753
Retained earnings	23,593	44,170
Accumulated other comprehensive loss	(1,130)	(1,406)
Less treasury stock, at cost, 1,207,094 shares in 2009 and 2008	(14,791)	(14,791)
Total shareholders’ equity	48,918	68,729
Total liabilities and shareholders’ equity	$106,540	$124,058

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$71,295	$77,991	$219,640	$256,223
Cost of sales	11,923	11,105	35,944	37,014
Commissions and incentives	35,268	32,396	115,413	116,256
	47,191	43,501	151,357	153,270
Gross profit	24,104	34,490	68,283	102,953

Operating expenses:
Selling and administrative	17,748	18,753	53,403	63,349
Depreciation and amortization	3,085	3,172	9,357	9,225
Other operating	11,842	11,493	30,831	49,530
Total operating expenses	32,675	33,418	93,591	122,104

Income (loss) from operations	(8,571)	1,072	(25,308)	(19,151)
Interest income	39	266	182	1,219
Other income (expense), net	859	(2,047)	822	(2,450)
Loss before income taxes	(7,673)	(709)	(24,304)	(20,382)
(Provision) benefit for income taxes	(1,534)	280	4,785	7,134
Net loss	$(9,207)	$(429)	$(19,519)	$(13,248)

Loss per share:
Basic	$(0.35)	$(0.02)	$(0.74)	$(0.50)
Diluted	$(0.35)	$(0.02)	$(0.74)	$(0.50)

Weighted-average common shares outstanding:
Basic	26,464	26,461	26,462	26,461
Diluted	26,464	26,461	26,462	26,461

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

(in thousands, except per share information)

	Common Stock Outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Shares	Par Value				Shares	Amounts
Balance at December 31, 2008	26,461	$3	$40,753	$44,170	$(1,406)	1,207	$(14,791)	$68,729
Tax shortfall from expiration of stock options	—	—	(13)	—	—	—	—	(13)
Proceeds from stock options exercised	20	—	66	—	—	—	—	66
Charge related to stock-based compensation	—	—	437	—	—	—	—	437
Declared dividends of $0.04 per common share	—	—	—	(1,058)	—	—	—	(1,058)
Components of comprehensive loss: Foreign currency translations	—	—	—	—	276	—	—	276
Net loss	—	—	—	(19,519)	—	—	—	(19,519)
Total comprehensive loss								(19,243)
Balance at September 30, 2009	26,481	$3	$41,243	$23,593	$(1,130)	1,207	$(14,791)	$48,918

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,519)	$(13,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,357	9,225
Provision for doubtful accounts	(7)	34
Provision for inventory losses	821	1,142
Loss on disposal of assets	94	468
Accounting charge related to stock-based compensation	437	597
Deferred income taxes	(1,556)	(3,150)
Changes in operating assets and liabilities:
Accounts receivable	12	298
Income tax receivable	517	(3,593)
Inventories	1,265	(6,890)
Prepaid expenses and other current assets	2,220	2,410
Other assets	(1,022)	(39)
Accounts payable	1,630	(630)
Accrued expenses	(2,635)	3,636
Taxes payable	774	(5,635)
Commissions and incentives payable	2,505	(1,721)
Deferred revenue	399	(906)
Net cash used in operating activities	(4,708)	(18,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,500)	(4,452)
Sale of investments	—	20,350
Purchase of investments	—	(7,400)
Change in restricted cash	389	1,610
Net cash provided by (used in) investing activities	(2,111)	10,108

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(1,058)	(5,293)
Proceeds from stock options	66	—
Repayment of capital lease obligations	(273)	(82)
Net cash used in financing activities	(1,265)	(5,375)

Effect of exchange rate changes on cash and cash equivalents	(284)	1,148
Net decrease in cash and cash equivalents	(8,368)	(12,121)
Cash and cash equivalents at the beginning of period	30,945	47,103
Cash and cash equivalents at the end of period	$22,577	$34,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (refund received)	$(2,721)	$2,546
Interest paid on capital leases	$29	$13

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are primarily sold to independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden.

Independent associates (“associates”) purchase the Company’s products at published wholesale prices to either sell to retail customers or consume personally. Members purchase the Company’s products at a discount from published retail prices primarily for personal consumption. The Company cannot distinguish personal consumption sales from other sales because it has no involvement in its products after delivery, other than customary product warranties and returns. Only independent associates are eligible to earn commissions and incentives.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are generally received within 24 to 72 hours. As of September 30, 2009 and December 31, 2008, credit card receivables were $3.8 million and $3.3 million, respectively. Additionally, as of September 30, 2009 and December 31, 2008, cash and cash equivalents held in bank accounts in foreign countries totaled $11.8 million and $18.2 million, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Cash

The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea, (ii) reserve on credit card sales in North America, and (iii) Australia building lease collateral. As of September 30, 2009 and December 31, 2008, our total restricted cash was $9.4 million.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2009 and December 31, 2008, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due, and writes-off receivables when they become uncollectible. At September 30, 2009 and December 31, 2008, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of September 30, 2009 and December 31, 2008, other assets of $2.5 million and $1.5 million primarily consisted of deposits for contracts and building leases in various locations.

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

Other Long-Term Liabilities

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of September 30, 2009, the Company’s liability related to this royalty agreement was $2.1 million, of which $0.3 million was currently due and included in accrued expenses. As of December 31, 2008, the Company’s long-term liability related to this royalty agreement was $2.4 million, of which $0.4 million was currently due and included in accrued expenses.

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of September 30, 2009 and December 31, 2008, accrued restoration costs related to these leases amounted to $0.4 million. At September 30, 2009 and December 31, 2008, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $0.8 million.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income (loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income (loss) consists of the Company’s net income (loss), foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Norway, and Sweden operations, and changes in the pension obligation for its Japanese employees.

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

	September 30, 2009	December 31, 2008
	(in thousands)
Revenue related to undelivered packs and products	$3,779	$3,228
Revenue related to a one-year magazine subscription and pack sales exceeding the wholesale value of individual components sold	93	133
Revenue related to future corporate-sponsored events	20	115
Total deferred revenue	$3,892	$3,476

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers return their merchandise within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. As of September 30, 2009 our sales return reserve was composed of the following (in thousands):

September 30, 2009
Sales reserve as of January 1, 2009	$719
Provision related to sales made in current period	2,475
Provision related to sales made in prior periods	106
Actual returns or credits related to current period	(1,886)
Actual returns or credits related to prior periods	(808)
Sales reserve as of September 30, 2009	$606

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $3.6 million and $3.4 million for the three months ended September 30, 2009 and 2008, respectively, and $10.6 and $11.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

NOTE 2: INVENTORIES

Inventories consist of raw materials, work in progress, and finished goods, including promotional materials. Work in progress includes raw materials shipped to a third-party manufacturer to process into certain finished goods. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at September 30, 2009 and December 31, 2008, consisted of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Raw materials	$10,830	$13,715
Finished goods	19,641	18,275
Inventory reserves for obsolescence	(1,044)	(677)
	$29,427	$31,313

NOTE 3: INCOME TAXES

For the three months and nine months ended September 30, 2009, the Company’s effective tax rate was 20.0% and 19.7%, respectively. For the three months and nine months ended September 30, 2008, the Company’s effective tax rate was 39.5% and 35.0%, respectively. The decrease for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily due to additions to the valuation allowance for deferred tax assets in response to continued operating losses and the uncertainty associated with forecasting future operating results in the current economic environment.

NOTE 4: LOSS PER SHARE

Basic Earnings (Loss) Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended September 30, 2009 and 2008. For the three months ended September 30, 2009, approximately 1.6 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $3.73 per share, as their effect was antidilutive. For the three months ended September 30, 2008, 1.5 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $5.20 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the three months ended September 30,
	2009			2008
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss available to common shareholders	$(9,207)	26,464	$(0.35)	$(429)	26,461	$(0.02)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(9,207)	26,464	$(0.35)	$(429)	26,461	$(0.02)

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the nine months ended September 30, 2009 and 2008. For the nine months ended September 30, 2009, approximately 1.5 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $3.48 per share, as their effect was antidilutive. For the nine months ended September 30, 2008, approximately 1.4 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $6.11 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the nine months ended September 30,
	2009			2008
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss available to common shareholders	$(19,519)	26,462	$(0.74)	$(13,248)	26,461	$(0.50)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(19,519)	26,462	$(0.74)	$(13,248)	26,461	$(0.50)

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan (the “2008 Plan”) which reserved, for issuance of stock options and restricted stock to employees, board members, and consultants, up to 1,000,000 shares of common stock plus any shares reserved under the Company’s then-existing, unexpired stock plan for which options had not yet been issued plus any shares underlying outstanding options under the then-existing stock option plan that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting held on June 18, 2008. As of September 30, 2009, the 2008 Plan had 390,507 stock options available for grant.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During each of the three months ended September 30, 2009 and 2008, the Company granted 30,000 stock options. During the nine months ended September 30, 2009 and 2008, the Company granted 305,000 and 376,095 stock options, respectively. The fair values of stock options granted during the nine months ended September 30, 2009 ranged from $1.24 to $2.01 per share. The fair value of stock options granted during the nine months ended September 30, 2008 ranged from $1.85 to $2.81 per share. The Company recognized compensation expense as follows for the periods ended September 30:

	Three months		Nine months
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Total gross compensation expense	$125	$163	$437	$576
Total tax benefit associated with compensation expense	24	31	97	116
Total net compensation expense	$101	$132	$340	$460

As of September 30, 2009, the Company expects to record compensation expense in the future as follows:

	Three months ending December 31, 2009	Year ending December 31,
		2010	2011	2012
Total gross unrecognized compensation expense	$109	$342	$191	$23
Tax benefit associated with unrecognized compensation expense	19	63	35	1
Total net unrecognized compensation expense	$90	$279	$156	$22

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On August 28, 2009, in response to Defendants’ motion for claim construction, the United States Magistrate Judge issued Findings and Recommendations construing three disputed claim terms in the patents-in-suit. Defendants have objected to two of the Magistrate Judge’s recommended constructions, and the parties are briefing the Court on this issue. After the Court rules on these objections, the parties will jointly submit a proposed scheduling order to continue the discovery process and set a trial date.

The Company will continue to vigorously prosecute this case. Given the precedent set by Mannatech v. Glycobiotics, the Company believes the likelihood of an unfavorable outcome is remote, and with no counterclaims seeking monetary damages, any potential loss is limited to an award of the defendants’ court costs.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On September 23, 2009, the Court granted a joint motion for entry of final judgment and permanent injunction, entering judgment for the Company and against Boston Mountain Laboratories, Inc. The Final Judgment and Permanent Injunction enjoins Boston Mountain Laboratories for the duration of the patents-in-suit from (1) manufacturing or selling BML Glyconutrient Formula, Glyco-8, Glycoessentials, Glyco-Essence, Glyconutrients, MG-3, and MG-3c (the “Enjoined Products”); (2) inducing infringement of the patents-in-suit; or (3) supplying or causing to be supplied in or from the United States all or a substantial portion of the components of the Enjoined Products.

After Green Life, LLC and Xiong Lo failed to answer the Company’s Complaint, on September 30, 2009, the Deputy Clerk of Court entered default against Green Life and Mr. Lo. The Company is now preparing its motion for entry of default judgment against them, which will seek the same injunctive relief secured against Boston Mountain.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, the Company has accrued $5.7 million as of September 30, 2009 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet. Included in this amount is a $5.5 million accrual related to the Company’s settlement with the Texas Attorney General in early 2009. As part of the settlement, the Company agreed to refund up to $4.0 million to purchasers of the Company’s products between September 1, 2002 and August 1, 2007 who have not received commissions. Also included in the accrual is the Company’s estimate for a third-party claim administration fee associated with this matter.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) approved the “FASB Accounting Standards Codification” (“Codification”, “FASB ASC”) as the single source of authoritative generally accepted accounting principles (GAAP) and created a new Topic 105, Generally Accepted Accounting Principles, in the General Principles and Objective Section of the Codification. Topic 105 is effective for interim and annual periods ending after September 15, 2009, and its adoption did not have an impact on our financial condition or results of operations.

FASB ASC Topic 855, “Subsequent Events” establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The adoption of Topic 855 did not have a material impact on the Company’s consolidated financial statements and disclosures.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In response to the current credit crisis, FASB updated three ASC Topics to address fair value measurement concerns as follows:

•

FASB ASC Topic 820, Fair Value Measurements and Disclosures, provides additional guidance on measuring the fair value of financial instruments when market activity has decreased and quoted prices may reflect distressed transactions;

•	FASB ASC Topic 320, Investments – Debt and Equity Securities, amends the other-than-temporary impairment guidance for debt securities; and
•

FASB ASC Topic 825, Financial Instruments, expands the fair value disclosures required for financial instruments to interim reporting periods for publicly traded companies, including disclosure of the significant assumptions used to estimate the fair value of those financial instruments.

The adoption of the above mentioned amendments to the FASB ASC did not have a material impact on our financial condition, results of operations, and disclosures.

In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the Securities and Exchange Commission in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the Securities and Exchange Commission to improve the ability of financial statement users to access and analyze financial data. The Securities and Exchange Commission adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with our June 30, 2011 quarterly report on Form 10-Q. We are furnishing financial information in XBRL format starting with this quarterly report on Form 10-Q. As an earlier XBRL adopter, the Company may choose to discontinue furnishing XBRL data in the future until the required compliance date of June 30, 2011.

NOTE 8: FAIR VALUE

The Company utilizes fair value measurements to record fair value adjustments to certain financial assets and to determine fair value disclosures.

Fair Value Measurements and Disclosure Topic of the FASB ASC establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The table below presents the recorded amount of financial assets measured at fair value on a recurring basis as of September 30, 2009. The Company does not have any material financial liabilities or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis at September 30, 2009.

Asset	Level 1	Level 2	Level 3	Total
Money Market Funds – Fidelity, US	$6,264	$—	$—	$6,264
Interest bearing deposits – various banks, Korea	7,723	—	—	7,723
Total assets	$13,987	$—	$—	$13,987
Amounts included in:
Cash and cash equivalents	$7,833	$—	$—	$7,833
Long-term restricted cash	6,154	—	—	6,154
Total	$13,987	$—	$—	$13,987

NOTE 9: SEGMENT INFORMATION

The Company conducts its business as one operating segment, consolidating all of its business units into a single reportable entity, as a seller of proprietary nutritional supplements, topical and skin care products, and weight-management products through its network-marketing distribution channels operating in sixteen countries. Each of the Company’s business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales.

The Company operates in eight physical locations and sells product in sixteen different countries around the world. The eight physical locations are the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), and Taiwan. Each of the Company’s physical locations services different geographic areas. The United States location processes orders for the United States and Canada. The Canadian location provides administrative support to the Canadian market and acts as a meeting location for independent associates. The Australian location processes orders for Australia, New Zealand, and Singapore. The Company’s United Kingdom location processes orders for the United Kingdom, Denmark, Germany, Austria, the Netherlands, Norway, and Sweden. The Company’s Switzerland office manages certain day-to-day business needs of non-North American markets and coordinates the Company’s continued global expansion.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated net sales shipped to customers in these locations, along with pack and product information for the three and nine months ended September 30, 2009 and 2008 are as follows (in millions, except percentages):

	Three months				Nine months
Country	2009		2008		2009		2008
United States	$34.0	47.7%	$40.0	51.3%	$109.7	49.9%	$137.3	53.6%
Japan	9.9	13.9%	10.8	13.8%	31.4	14.3%	33.9	13.3%
Republic of Korea	6.9	9.7%	8.4	10.8%	19.2	8.8%	27.4	10.7%
Canada	5.8	8.1%	5.7	7.3%	17.5	8.0%	17.8	6.9%
Australia	5.7	8.0%	6.4	8.2%	16.7	7.6%	20.8	8.1%
South Africa(1)	3.9	5.5%	2.0	2.6%	9.4	4.2%	3.4	1.3%
Taiwan	1.4	2.0%	1.2	1.5%	4.8	2.2%	3.7	1.4%
New Zealand	1.1	1.5%	1.2	1.5%	3.3	1.5%	4.2	1.6%
Germany	0.9	1.3%	0.8	1.0%	2.6	1.2%	3.0	1.2%
United Kingdom(2)	0.8	1.0%	1.2	1.6%	2.5	1.1%	3.8	1.5%
Denmark	0.5	0.7%	0.3	0.4%	1.5	0.7%	0.9	0.4%
Singapore(3)	0.4	0.6%	—	—	1.0	0.5%	—	—
Totals	$71.3	100%	$78.0	100%	$219.6	100%	$256.2	100%

_________________________

(1) South Africa began operations in May 2008.

(2) Net Sales for Austria, the Netherlands, Norway, and Sweden are included in the United Kingdom net sales total. We began operations in these four countries in September 2009.

(3) Singapore began operations in November 2008.

	Three months		Nine months
	2009	2008	2009	2008
	(in millions)		(in millions)
Consolidated product sales	$52.3	$61.1	$159.1	$199.7
Consolidated pack sales	15.5	13.2	50.2	45.5
Consolidated other, including freight	3.5	3.7	10.3	11.0
Consolidated total net sales	$71.3	$78.0	$219.6	$256.2

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, reside in the following countries, as follows:

	September 30, 2009	December 31, 2008
Country	(in millions)
Australia	$0.3	$0.3
Japan	0.3	0.2
Republic of Korea	0.5	0.8
Switzerland	0.6	0.7
Taiwan	0.1	0.1
United Kingdom	0.1	0.1
United States	28.3	34.8
	$30.2	$37.0

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10: SUBSEQUENT EVENTS

As required by the Subsequent Events Topic of the FASB ASC, the Company evaluated all events or transactions that occurred after September 30, 2009 up through November 5, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes, includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network-marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden. The United States location processes orders for the United States and Canada. The Australian location process orders for Australia, New Zealand, and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark, Germany, Austria, the Netherlands, Norway, and Sweden. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets and coordinates our continued global expansion.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 534,000 independent associates and members who have purchased our products and/or packs within the last 12 months, which we refer to as current independent associates and members. New recruits and pack sales are regarded as leading indicators for our business. We define new recruits as new independent associates and members who purchased our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network-marketing distribution channels operating in sixteen different countries. We review and analyze our net sales by geographical location and further analyze our net sales by packs and by products. Each of our subsidiaries sells the same types of products and possesses similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network-marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of existing independent associates and members, entry into new markets and growth of existing markets, niche market development, new product introduction, and investment in our infrastructure.

During calendar year 2008, the U.S. and foreign economies slowed dramatically because of the global financial crisis. The difficult conditions affecting the overall macro-economic environment continued to impact our business in 2009. Significant reduction in consumers’ disposable income impacted our customers’ spending practices, causing a decline in our revenues.

During 2008 and 2009, in response to adverse market conditions, we implemented various initiatives to reduce expenses, including suspension of matching contributions under our 401(k) employee savings plan, reduction in workforce, and cutback of other discretionary costs such as outside services, travel and overtime. We also reduced the level of our quarterly cash dividend in 2008 and suspended the dividend in August of 2009 as we focus all funding on the growth of the business. By establishing a culture of expense control and accountability, we achieved a significant decrease in operating costs in 2009 and positioned our business to generate incremental profit flow-through as sales increase. Our intent is to maintain a strong level of expense control and systematically review all expenditures with the goal of prudently managing our business. At the same time, we remain committed to our strategic plan of developing new, innovative science-based products, international expansion, strengthening financial results, and adding value to our shareholders and independent associates.

We continue expansion into new international markets and, on September 5th, began selling products in Austria, the Netherlands, Norway and Sweden. Among available products are the company’s Advanced Ambrotose® capsules and powder, Ambrotose AO® capsules, Phytomatrix™ caplets, Plus™ tablets and OsoLean™ fat loss powder. Our expansion to 37 million people through the combined populations of these four additional markets increases our independent associates’ ability to build their businesses in Europe. Entry into these four countries compliments our existing presence in the U.K., Germany and Denmark while highlighting our continued focus on being a global company.

We continue to focus on new product development. In 2008, we introduced two new products in selected markets: Bounce-Back™ capsules and OsoLean™ powder. In response to a greater than expected demand for OsoLean™ powder, we introduced new convenient OsoLean™ single-use packets in the first quarter of 2009. Sales of both products remained strong in 2009 and OsoLean™ has proven to be the best selling product in our Weight and Fitness category. In the third quarter of 2009, we launched our newest product, Essential Source™ Omega-3 in the United States and South Africa. Omega-3 provides EPA/DHA essential fatty acids and its benefits have been well-documented and supported by scientists, doctors and nutritionists alike. In addition to the inherent health benefits, our Essential Source™ Omega-3 has other distinguishing characteristics such as ultra-purity, high EPA/DHA levels, and a pleasant taste. It is made from one of the highest quality fish oils which is put through a proprietary molecular distillation process to ensure a pharmaceutical-grade standard of purity. Essential Source™ Omega-3 joins an established, successful line of innovative wellness products that address the nutritional needs of today’s savvy, health-conscious consumer. Essential Source™ Omega-3 is scheduled to be available globally by December 2009. We intend to launch additional new products in the fourth quarter of 2009.

We strive to ensure all of our products meet the strictest guidelines for purity and are of exceptional quality. In the third quarter of 2009, Bounce-Back™ capsules received NSF certification. This is the ninth Mannatech product to receive this designation. NSF International is an independent, not-for-profit, public health certification organization that ensures a product’s label accurately reflects the contents of the supplement, that all ingredients are openly disclosed on the label and the product’s purity is acceptable. Additionally, NSF assesses each manufacturing site to ensure it complies with Good Manufacturing Practices; NSF will not certify a product unless the manufacturer meets these audits. NSF certifications exemplify our commitment to offering our customers the highest quality products. We intend to carry the NSF certification mark on the supplements’ labels and promotional materials to demonstrate compliance. We will continue to seek NSF certification on our entire product line to demonstrate the ultimate quality of Mannatech products.

We continue to focus our efforts on increasing operational efficiency. We made certain changes to our management structure in 2008 and 2009 to provide a stronger foundation for growth and better align our organization with our long-term goals. We believe that efficiencies gained from this organizational realignment will help us to improve cost controls and distinguish us in the marketplace by adding emphasis to brand management, associate recruitment, supply chain excellence, new product development, and international expansion. Claire Zevalkink, the newest member of our senior management team, joined Mannatech as senior vice president and chief global marketing officer in September 2009. Ms. Zevalkink has extensive executive experience in the multi-level marketing industry that includes marketing, global brand management, brand communications, new business development and sales training.

We believe our aggressive cost reduction actions, new product introduction, international expansion, improved associate recruitment, and financial discipline will enable us to effectively manage through the challenging economy. We believe these recent changes to our business model will position us to support future long-term profitable growth.

Results of Operations

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2009 and 2008.

	2009		2008		Change from 2009 to 2008
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	( in thousands, except percentages)
Net sales	$71,295	100%	$77,991	100%	$(6,696)	(8.6)%
Cost of sales	11,923	16.7%	11,105	14.2%	818	7.4%
Commissions and incentives	35,268	49.6%	32,396	41.6%	2,872	8.9%
	47,191	66.2%	43,501	55.8%	3,690	8.5%
Gross profit	24,104	33.8%	34,490	44.2%	(10,386)	(30.1)%
Operating expenses:
Selling and administrative expenses	17,748	24.9%	18,753	24.0%	(1,005)	(5.4)%
Depreciation and amortization	3,085	4.3%	3,172	4.1%	(87)	(2.7)%
Other operating costs	11,842	16.6%	11,493	14.7%	349	3.0%
Total operating expenses	32,675	45.8%	33,418	42.8%	(743)	(2.2)%
Loss from operations	(8,571)	(12.0)%	1,072	1.4%	(9,643)	(899.5)%
Interest income	39	0.1%	266	0.3%	(227)	(85.3)%
Other income (expense), net	859	1.2%	(2,047)	(2.6)%	2,906	142.0%
Loss before income taxes	(7,673)	(10.8)%	(709)	(0.9)%	(6,964)	982.2%
Benefit for income taxes	(1,534)	(2.2)%	280	0.4%	(1,814)	(647.9)%
Net loss	$(9,207)	(12.8)%	$(429)	(0.5)%	$(8,778)	2,046.2%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2009 and 2008.

	2009		2008		Change from 2009 to 2008
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
	( in thousands, except percentages)
Net sales	$219,640	100%	$256,223	100%	$(36,583)	(14.3)%
Cost of sales	35,944	16.4%	37,014	14.4%	(1,070)	(2.9)%
Commissions and incentives	115,413	52.5%	116,256	45.4%	(843)	(0.7)%
	151,357	68.9%	153,270	59.8%	(1,913)	(1.2)%
Gross profit	68,283	31.1%	102,953	40.2%	(34,670)	(33.7)%
Operating expenses:
Selling and administrative expenses	53,403	24.3%	63,349	24.7%	(9,946)	(15.7)%
Depreciation and amortization	9,357	4.3%	9,225	3.6%	132	1.4%
Other operating costs	30,831	14.0%	49,530	19.4%	(18,699)	(37.8)%
Total operating expenses	93,591	42.6%	122,104	47.7%	(28,513)	(23.4)%
Loss from operations	(25,308)	(11.5)%	(19,151)	(7.5)%	(6,157)	32.1%
Interest income	182	0.1%	1,219	0.5%	(1,037)	(85.1)%
Other income (expense), net	822	0.4%	(2,450)	(1.0)%	3,272	133.6%
Loss before income taxes	(24,304)	(11.1)%	(20,382)	(8.0)%	(3,922)	19.2%
Benefit for income taxes	4,785	2.2%	7,134	2.8%	(2,349)	(32.9)%
Net loss	$(19,519)	(8.9)%	$(13,248)	(5.2)%	$(6,271)	47.3%

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales shipped to customers by location for the three months ended September 30, 2009 and 2008 were as follows:

	2009		2008
Country	(in millions, except percentages)
United States	$34.0	47.7%	$40.0	51.3%
Japan	9.9	13.9%	10.8	13.8%
Republic of Korea	6.9	9.7%	8.4	10.8%
Canada	5.8	8.1%	5.7	7.3%
Australia	5.7	8.0%	6.4	8.2%
South Africa(1)	3.9	5.5%	2.0	2.6%
Taiwan	1.4	2.0%	1.2	1.5%
New Zealand	1.1	1.5%	1.2	1.5%
Germany	0.9	1.3%	0.8	1.0%
United Kingdom(2)	0.8	1.0%	1.2	1.6%
Denmark	0.5	0.7%	0.3	0.4%
Singapore(3)	0.4	0.6%	—	—
Totals	$71.3	100%	$78.0	100%

_________________________

(1) South Africa began operations in May 2008.

(2) Net sales for Austria, the Netherlands, Norway, and Sweden are included in the United Kingdom net sales total. We began operations in these four countries in September 2009.

(3) Singapore began operations in November 2008.

Consolidated net sales shipped to customers by location for the nine months ended September 30, 2009 and 2008 were as follows:

	2009		2008
Country	(in millions, except percentages)
United States	$109.7	49.9%	$137.3	53.6%
Japan	31.4	14.3%	33.9	13.3%
Republic of Korea	19.2	8.8%	27.4	10.7%
Canada	17.5	8.0%	17.8	6.9%
Australia	16.7	7.6%	20.8	8.1%
South Africa(1)	9.4	4.2%	3.4	1.3%
Taiwan	4.8	2.2%	3.7	1.4%
New Zealand	3.3	1.5%	4.2	1.6%
Germany	2.6	1.2%	3.0	1.2%
United Kingdom(2)	2.5	1.1%	3.8	1.5%
Denmark	1.5	0.7%	0.9	0.4%
Singapore(3)	1.0	0.5%	—	—
Totals	$219.6	100%	$256.2	100%

_________________________

(1) South Africa began operations in May 2008.

(2) Net sales for Austria, the Netherlands, Norway, and Sweden are included in the United Kingdom net sales total. We began operations in these four countries in September 2009.

(3) Singapore began operations in November 2008.

Net Sales

For the three and nine months ended September 30, 2009, our operations outside of the United States accounted for approximately 52.3% and 50.1%, respectively, of our consolidated net sales, whereas in the same period in 2008, our operations outside of the United States accounted for approximately 48.7% and 46.4%, respectively, of our consolidated net sales.

Consolidated net sales for the three months ended September 30, 2009 decreased by $6.7 million, or 8.6%, to $71.3 million, as compared to the same period in 2008. Domestic sales decreased $6.0 million, while international sales decreased $0.7 million for the three months ended September 30, 2009 as compared to the same period in 2008. We continue to see positive trends in net sales for the three months ended September 30, 2009 in Canada, Taiwan, Denmark, and South Africa. However, these positive trends were more than offset by declines in other international and domestic sales primarily due to the macro-economic factors negatively impacting our economy.

Consolidated net sales for the nine months ended September 30, 2009 decreased by $36.6 million, or 14.3%, to $219.6 million, as compared to the same period in 2008. Domestic sales decreased $27.6 million and international sales decreased $9.0 million for the nine months ended September 30, 2009 as compared to the same period in 2008. The overall decline was partially offset by increasing sales in South Africa since it began operations in May 2008.

Fluctuation in foreign currency exchange rates had an overall unfavorable impact on our net sales of approximately $0.6 million and $9.5 million for the quarter and nine months ended September 30, 2009, respectively. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended September 30, 2008.

Net sales by country in local currency for the three and nine months ended September 30, 2009 and 2008 are as follows (in millions, except percentages):

		Three months
				Change
Country	Currency	2009	2008	Local currency	Percentage
Australia and Singapore(1)	AUD	7.4	7.2	0.2	2.8%
Austria, Germany, Netherlands(2)	EUR	0.6	0.6	—	—
Denmark	DKK	2.4	1.7	0.7	41.2%
Japan	JPY	921.0	1,148.4	(227.4)	(19.8)%
Korea	KRW	8,540.1	8,843.0	(302.9)	(3.4)%
New Zealand	NZD	1.6	1.7	(0.1)	(5.9)%
Norway(2)	NOK	0.2	—	—	—
South Africa(3)	ZAR	30.2	15.6	14.6	93.6%
Sweden(2)	SEK	0.1	—	—	—
Taiwan	TWD	46.1	36.5	9.6	26.3%
United Kingdom	GBP	0.5	0.6	(0.1)	(16.7)%

		Nine months
				Change
Country	Currency	2009	2008	Local currency	Percentage
Australia and Singapore(1)	AUD	23.7	22.8	0.9	3.9%
Austria, Germany, Netherlands(2)	EUR	1.9	2.0	(0.1)	(5.0)%
Denmark	DKK	7.6	4.5	3.1	68.9%
Japan	JPY	2,945.3	3,548.1	(602.8)	(17.0)%
Korea	KRW	25,012.7	27,642.3	(2,629.6)	(9.5)%
New Zealand	NZD	5.5	5.4	0.1	1.9%
Norway(2)	NOK	0.2	—	—	—
South Africa(3)	ZAR	80.7	26.1	54.6	209.2%
Sweden(2)	SEK	0.1	—	—	—
Taiwan	TWD	159.0	115.4	43.6	37.8%
United Kingdom	GBP	1.6	2.0	(0.4)	(20.0)%

_________________________

(1) Singapore began operations in November 2008.

(2) Norway, Austria, Sweden and Netherlands began operations in September 2009.

(3) South Africa began operations in May 2008.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;
•	changes in consumer demand;
•	changes in the number of independent associates and members;
•	changes in competitors’ products;
•	changes in economic conditions;
•	changes in regulations;
•	announcements of new scientific studies and breakthroughs;
•	introduction of new products;
•	discontinuation of existing products;
•	adverse publicity;
•	changes in our commissions and incentives programs; and
•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months				Nine Months
			Change				Change
	2009	2008	Dollar	Percentage	2009	2008	Dollar	Percentage
Product sales	$52.3	$61.1	$(8.8)	(14.4)%	$159.1	$199.7	$(40.6)	(20.3)%
Pack sales	15.5	13.2	2.3	17.4%	50.2	45.5	4.7	10.3%
Other, including freight	3.5	3.7	(0.2)	(5.4)%	10.3	11.0	(0.7)	(6.4)%
Total net sales	$71.3	$78.0	$(6.7)	(8.6)%	$219.6	$256.2	$(36.6)	(14.3)%

Although there was an overall decrease in consolidated net sales for the three and nine months ended September 30, 2009, primarily due to a decline in the volume of product sales, there was an increase in pack sales, creating a positive outlook for future product sales. Pack sales generally correlate to new independent associates who purchase starter packs and with the number of continuing independent associates who purchase upgrade or renewal packs. However, there is not a direct correlation between the number of new and continuing independent associates and members and the amount of product sales because independent associates and members utilize products at different volumes.

Product Sales

Product sales for the three months ended September 30, 2009 decreased $8.8 million, or 14.4%, to $52.3 million from $61.1 million as compared to the same period in 2008. The decrease of $8.8 million was comprised of a decrease in existing product sales of $8.5 million and a decrease in new product sales of $0.3 million. Product sales for the nine months ended September 30, 2009 decreased $40.6 million, or 20.3%, to $159.1 million from $199.7 million as compared to the same period in 2008. The decrease of $40.6 million was comprised of a decrease in existing product sales of $41.9 million, which was partially offset by a $1.3 million increase attributable to the introduction of new products, as set forth below. We believe the decrease in product sales was primarily due to the macro-economic factors negatively impacting our company.

We have introduced the following new products since September 30, 2008:

•	Mannatech Optimal Skin Care System products in certain international markets;
•	OsoLean™ powder in North America, Australia, New Zealand, Japan, Korea, UK, Denmark, Germany,

Taiwan, Singapore, South Africa, Austria, the Netherlands, Norway, and Sweden;

•	Various promotional packages in US and Canada;
•	Health Solutions Starter packs in Australia and Singapore;
•	GlycoSlim® drink mix in Korea and Japan;
•	OsoLean™ Single Use Packets in North America and Korea;
•	HeartSmart™ tablets in Taiwan;
•	Various Optimal Health products in Singapore;
•	Emprizone® in Japan;
•	Essential Source™ Omega 3 in North America and South Africa; and
•	Various Optimal Health, Weight and Fitness products in Austria, the Netherlands, Norway and Sweden.

Pack Sales

Packs may be purchased by our independent associates who wish to build a Mannatech business. These packs are offered to our independent associates at a discount from published retail prices. There are several pack options available to our associates. In certain markets, pack sales are concluded during the associate registration process and can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates can also purchase an upgrade pack, which provides the associate with additional promotional materials and eligibility for additional commissions and incentives. Many of our business-building independent associates also choose to purchase renewal packs to satisfy annual renewal requirements.

Members can also register for membership, which enables them to purchase our products at a discount from published retail prices.

The number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended September 30, 2009 and 2008 were as follows:

	2009		2008
New	151,000	28.3%	140,000	25.9%
Continuing	383,000	71.7%	400,000	74.1%
Total	534,000	100%	540,000	100%

Although there was an overall decrease of 6,000, or 1.1%, in the net trailing 12-month associate activity as compared to the twelve months ended September 30, 2008, which was due to fewer continuing independent associates and members, we had an increase in the number of new recruits. We consider new recruits to be a leading indicator of continued success through future product sales. Due to the increase in new recruits, there was an increase in the number of starter pack sales as compared to the same period in 2008; but the decline in continuing independent associates resulted in a corresponding decline in renewal and upgrade pack sales as compared to the same period in 2008. The $499 Premium/All-Star Pack was successfully launched in North America and South Africa in January 2009 and had stronger than expected sales and is responsible for an improvement in recruiting as shown in the table below:

	Three months ended September 30,
	2009	2008	Q2 2009	Q1 2009	Q4 2008
New recruits	36,689	28,838	43,953	36,462	34,383
Percentage increase (decrease) for the third quarter of 2009 in comparison to the prior periods presented.		27.2%	(16.5)%	0.6%	6.7%

Our new recruits increased by 27.2% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. These increases substantiate the success of the $499 Premium/All-Star Pack sold to our independent associates. During 2008 and 2009, we took the following actions to help increase the number of independent associates and members:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;
•	focused on new product development;
•	explored new international markets;
•	launched a new, aggressive marketing and educational campaign;
•	strengthened compliance initiatives;
•	concentrated on publishing results of research studies and clinical trials related to our products;
•	initiated additional incentives;
•	explored new advertising and educational tools to broaden name recognition;
•	implemented changes to our global associate career and compensation plan;
•	introduced new products in many of our global markets;
•	introduced the $499 Premium/All-Star Pack into North America and South Africa in January 2009; and
•	expanded into four new international markets in early fall of 2009.

Pack sales associated with the number of independent associates can be further analyzed as follows, for the three and nine months ended September 30:

	Three Months
			Change
	2009	2008	Dollar	Percentage
	(in millions, except percentages)
New	$11.0	$6.8	$4.2	61.8%
Continuing	4.5	6.4	(1.9)	(30.0)%
Total	$15.5	$13.2	$2.3	17.4%

	Nine Months
			Change
	2009	2008	Dollar	Percentage
	(in millions, except percentages)
New	$32.1	$21.4	$10.7	50.0%
Continuing	18.1	24.1	(6.0)	(24.9)%
Total	$50.2	$45.5	$4.7	10.3%

Total pack sales for the three and nine months ended September 30, 2009 increased by $2.3 million, or 17.4%, and $4.7 million, or 10.3%, respectively, as compared to the same periods in 2008. The overall increase in total pack sales was composed of an increase of $4.2 million and $10.7 million, respectively, related to a higher number of new independent associates purchasing starter packs, partially offset by a decrease of $1.9 million and $6.0 million, respectively, related to a decline in the number of renewal and upgrade packs purchased by our continuing independent associates.

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

Other sales for the three months ended September 30, 2009 decreased by $0.2 million to $3.5 million as compared to $3.7 million for the same period in 2008. The decrease in other sales was a result of a decrease in freight cost of $0.2 million, a decrease in Success Tracker™ and training fees of $0.2 million, and a $0.1 million decrease in miscellaneous sales, all which was partially offset by a decline in sales refunds and returns of $0.3 million.

Other sales for the nine months ended September 30, 2009 decreased by $0.7 million to $10.3 million as compared to $11.0 million for the same period in 2008. The decrease in other sales primarily consisted of a $1.4 decrease in freight fees due to the decrease in product shipments, as well as a $0.4 decrease in Success Tracker™ and training fees and a $0.1 million decrease in sales of promotional materials, partially offset by a net change in sales refunds and returns of $1.1 million and a $0.1 increase in associate services.

Gross Profit

Gross profit for the three months ended September 30, 2009 decreased by $10.4 million, or 30.1%, to $24.1 million as compared to $34.5 million for the same period in 2008. For the three months ended September 30, 2009, gross profit as a percentage of net sales decreased to 33.8% as compared to 44.2% for the same period in 2008. The decrease in gross profit was primarily due to an increase in commissions and incentives as a percentage of net sales as described in detail below.

Gross profit for the nine months ended September 30, 2009 decreased by $34.7 million, or 33.7%, to $68.3 million as compared to $103.0 million for the same period in 2008. For the nine months ended September 30, 2009, gross profit as a percentage of net sales decreased to 31.1% as compared to 40.2% for the same period in 2008. The decrease in gross profit was primarily due to an increase in commission and incentives as a percentage of net sales.

Cost of sales during the three months ended September 30, 2009 increased by 7.4%, or $0.8 million, to $11.9million as compared to $11.1 million for the same period in 2008. Cost of sales as a percentage of net sales for the three months ended September 30, 2009 increased to 16.7% as compared to 14.2% for the same period in 2008. This increase was a result of an increase in freight cost, as well as the level of discount carried by the $499 Premium/All-Star Pack.

Cost of sales during the nine months ended September 30, 2009 decreased by 2.9%, or $1.1 million, to $35.9million as compared to $37.0 million for the same period in 2008. Cost of sales as a percentage of net sales for the nine months ended September 30, 2009 increased to 16.4% as compared to 14.4% for the same period in 2008. This increase is primarily a result of an increase in freight cost, as well as the level of discount carried by the $499 Premium/All-Star Pack.

Commission costs for the three months ended September 30, 2009 increased by 9.1%, or $2.9 million, to $34.4 million as compared to $31.5 million for the same period in 2008. For the three months ended September 30, 2009, commissions as a percentage of net sales increased to 48.2% from 40.4% for the same period of 2008, which was due to the introduction of the new $499 Premium/All-Star Pack in January of 2009 and the related pack bonuses.

Commission costs for the nine months ended September 30, 2009 decreased by 2.4%, or $2.7 million, to $107.8 million as compared to $110.5 million for the same period in 2008. For the nine months ended September 30, 2009, commissions as a percentage of net sales increased to 49.1% from 43.1% for the same period of 2008, which was due to the introduction of the new $499 Premium/All-Star Pack in January of 2009 and the related pack bonuses.

In early September 2009, the parameters of the $499 Premium/All-Star Pack bonus plan were revised in order to bring overall commissions rates down to historical levels.

Incentive costs for the three months ended September 30, 2009 remained level at $0.9 million as compared to the same period in 2008. For the three months ended September 30, 2009, the costs of incentives as a percentage of net sales increased slightly to 1.3% from 1.2 % for the same period of 2008.

Incentive costs for the nine months ended September 30, 2009 increased by 31%, or $1.8 million, to $7.6 million as compared to $5.8 million for the same period in 2008. For the nine months ended September 30, 2009, the costs of incentives as a percentage of net sales increased to 3.5% from 2.3 % for the same period of 2008.

The increase in total costs of the annual incentives was the result of the number of independent associates who qualified for the annual incentives, which increased in 2009 by 158.9% to 2,374 as compared to 917 in 2008. The increase in qualifiers for the annual incentive is primarily related to higher associate recruiting activity during the first nine months of 2009 and the introduction of the $499 Premium/All-Star Pack.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

Selling and administrative expenses for the three months ended September 30, 2009 decreased by $1.0 million, or 5.4%, to $17.8 million as compared to $18.8 million for the same period in 2008. As a percentage of net sales, selling and administrative expenses increased to 24.9% from 24.0% for the same period in 2008. The decrease in selling and administrative expenses was primarily due to a decrease in payroll and payroll-related costs.

Selling and administrative expenses for the nine months ended September 30, 2009 decreased by $9.9 million, or 15.7%, to $53.4 million as compared to $63.3 million for the same period in 2008. As a percentage of net sales, selling and administrative expenses decreased to 24.3% from 24.7% for the same period in 2008. The decrease in selling and administrative expenses consisted primarily of a $7.4 million decrease in payroll and payroll-related costs due to staff reductions initiated in the second quarter of 2008 and first quarter of 2009, a $1.9 million decrease in costs related to corporate-sponsored events and costs associated with advertising materials and printing, and a $0.6 million decrease in freight costs related to a decrease in product shipments.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2009 was $3.1 million and remained relatively flat as compared to the same period in 2008. However, as a percentage of net sales, depreciation and amortization expense increased slightly to 4.3%from 4.1% for the same period in 2008.

Depreciation and amortization expense for the nine months ended September 30, 2009 was $9.4 million and remained relatively flat as compared to the same period in 2008. However, as a percentage of net sales, depreciation and amortization expense increased slightly to 4.3%from 3.6% for the same period in 2008.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Generally, changes in other operating costs are associated with the changes in our net sales.

Other operating costs for the three months ended September 30, 2009 increased by $0.3 million, or 3.0%, to $11.8 million as compared to $11.5 million for the same period in 2008. For the three months ended September 30, 2009, other operating costs as a percentage of net sales increased to 16.6%from 14.7% for the same period in 2008. The increase in other operating costs was primarily due to a $0.3 million increase in research and development expense as a result of product testing and clinical studies in the third quarter ended September 30, 2009 as compared to the same period in 2008.

Other operating costs for the nine months ended September 30, 2009 decreased by $18.7 million, or 37.8%, to $30.8 million as compared to $49.5 million for the same period in 2008. For the nine months ended September 30, 2009, other operating costs as a percentage of net sales decreased to 14.0%from 19.4% for the same period in 2008. The decrease in other operating costs was primarily due to a reduction in legal fees of $11.5 million, which was a result of litigation settlements. The decrease also consisted of a $4.2 million reduction in consulting fees, $1.0 reduction in credit card fees, a $0.7 million reduction in travel expenses, a $0.3 million reduction in repairs and maintenance, a $0.2 reduction in royalties paid, and a $1.0 million reduction in miscellaneous operating costs, such as office telephone, supplies, computer equipment and software, postage, insurance, charitable contributions, and lease/rental costs; all slightly offset by an increase of $0.2 million in research and development expense.

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

Other income, net for the three months ended September 30, 2009 was $0.8 million, as compared to other expense of $2.0 million for the same periods in 2008.

Other income, net for the nine months ended September 30, 2009 was $0.8 million, as compared to other expense of $2.5 million for the same periods in 2008.

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

We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes, to account for income taxes. The provisions of the Income Tax Topic require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of September 30, 2009 and December 31, 2008, we maintained our valuation allowance for deferred tax assets totaling $4.9 million and $0.9 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in taxable income among countries. For the three months ended September 30, 2009, our effective income tax rate decreased to 20.0% from 39.5% for the same period in 2008. The decrease was due to continued operating losses and uncertainty associated with forecasting future operating results in the current economic environment. For the nine months ended September 30, 2009, our effective tax rate decreased to 19.7% from 42.4% for the same period in 2008. The decrease was primarily due to changes in management’s estimates for 2009 annual operating results, including the mix of income between tax jurisdictions, and the uncertainty associated with future recognition of deferred tax assets in countries with current operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, international expansion, and to pay quarterly cash dividends. We generally fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our needs through net cash flows from operations. At September 30, 2009, we had $22.6 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

Cash and Cash Equivalents and Investments

As of September 30, 2009, our cash and cash equivalents decreased by 27.04%, or $8.4 million, to $22.6 million from $30.9 million as of December 31, 2008. The decrease in cash and cash equivalents was primarily related to the current period loss, adjusted for noncash items, the payment of dividends, and payments for litigation settlements of approximately $5.2 million. As of December 31, 2008, our investments had all been converted to cash equivalents.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2009, our working capital decreased by $15.0 million, or 47.0%, to $17.0 million from $32.0 million at December 31, 2008. The decrease in working capital primarily relates to a decrease in cash and cash equivalents, a decrease in inventory, and an increase in commissions, incentives, and accounts payable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30:

	2009	2008
Provided by (used in):	(in millions)
Operating activities	$(4.7)	$(18.0)
Investing activities	$(2.1)	$10.1
Financing activities	$(1.3)	$(5.4)

Operating Activities

Cash used in operating activities was $4.7 million for the nine months ended September 30, 2009 compared to cash used in operating activities of $18.0 million for the same period in 2008. By establishing a culture of expense control and accountability, we achieved a significant decrease in operating costs in 2009.

Investing Activities

For the nine months ended September 30, 2009, cash used in investing activities was $2.1 million as compared to cash provided by investing activities of $10.1 million for the same period of 2008. In 2008, we sold investments for net proceeds of $13.0 million. The decrease in net proceeds from the sale of investments was partially offset by a net decrease in capital expenditures.

Financing Activities

For the nine months ended September 30, 2009, we used cash of $1.1 million to fund payment of cash dividends to our shareholders and $0.3 million for repayment of capital lease obligations. The amount of cash used was partially offset by the receipt of $0.1 million in stock option exercise transactions. For the nine months ended September 30, 2008, cash used to fund payment of dividends to our shareholders was $5.3 million.

Our quarterly cash dividends were $0.09 per share for the first and second quarters of 2008, and $0.02 per share for the third and fourth quarters of 2008 and the first and second quarters of 2009. In the third quarter of 2009, the Board of Directors suspended the quarterly cash dividend payment to shareholders due to the recent company financial performance, protracted worldwide economic recession, and the internal funding needs of new initiatives designed to accelerate sales and associate recruitment of the company.  During 2009 and 2008, we declared and paid the following dividends:

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

General Liquidity and Cash Flows

We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations, our possible payments of cash dividends, the possible repurchase of our common stock in the open market, and possible international expansion costs for the next 12 to 24 months. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we will be required to modify our payment of future dividends and raise additional funds, which may not be available on favorable terms, if at all.

Contractual Obligations. The following summarizes our future commitments and obligations associated with various agreements and contracts (in thousands) as of September 30, 2009, for the years ending December 31:

	Remaining 2009	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease obligations	$263	$875	$773	$330	$2	$—	$—	$2,243
Purchase obligations	4,638	7,867	5,108	2,585	1,050	2,100	—	23,348
Operating leases	898	2,877	1,518	1,296	1,143	786	1,741	10,259
Post-employment royalty	168	492	492	492	492	492	—	2,628
Employment agreements	727	1,932	22	—	—	—	—	2,681
Texas Attorney General Settlement*	4,000*	1,000	—	—	—	—	—	5,000
Total commitments and obligations	$10,694	$15,043	$7,913	$4,703	$2,687	$3,378	$1,741	$46,159

* 2009 payment related to the Texas Attorney General settlement is scheduled for November 5, 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2009:

Allowance for Doubtful Accounts

Accounts receivable is carried at estimated collectible amounts and consists of receivables from manufacturers, independent associates and members. As of September 30, 2009, net accounts receivable totaled $0.3 million. We simultaneously receive payment for an order when the order ships. If the payment is rejected or if it does not match the order total, a receivable is created. We periodically review receivables for realizability and base collectability upon assumptions, historical trends, and recent account activities. If our estimates regarding estimated collectability are inaccurate or consumer trends change in an unforeseen manner, we may be exposed to additional write-offs or bad debts. As of September 30, 2009, we had an allowance for doubtful accounts of less than $0.1 million.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2009, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at September 30, 2009
Office furniture and equipment	5 to 7 years	$2.7	million
Computer hardware	3 to 5 years	5.9	million
Computer software	3 to 5 years	17.3	million
Automobiles	3 to 5 years	0.1	million
Leasehold improvements	2 to 10 years(1)	3.6	million
Construction in progress(2)		0.6	million
Total net carrying value at September 30, 2009		$30.2	million

___________________

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
(2)	Construction in progress includes fixed assets, leasehold improvements and internally-developed software costs. The estimated useful life is dependent upon asset classification once placed in service.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of September 30, 2009, we recorded $0.1 million in taxes payable and less than a $0.1 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by the Income Taxes Topic of FASB ASC, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2009, we maintained a valuation allowance for deferred tax assets arising from our operations because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of September 30, 2009, we had deferred tax assets, after valuation allowance, totaling $9.5 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution. The decrease in deferred tax assets, after valuation allowance from $12.0 million as of June 30, 2009 to $9.5 million as of September 30, 2009 was primarily due to the uncertainty of net operating losses in jurisdictions being utilized in subsequent years. As with other deferred tax assets, those benefits may not be realized if our assumptions and estimates change, which could affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenues from sales of our products, sales of our starter and renewal packs, and shipping fees. Substantially all of our product and pack sales are made to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any sales taxes. Total deferred revenue consists of (i) revenue received from sales of packs and products shipped but not received by the customers at period end; (ii) revenue received for a one-year magazine subscription; (iii) revenue received from pack sales when the pack sale price exceeds the wholesale value of all individual components within the pack; and (iv) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. We recognize deferred revenue from shipped packs and products upon receipt by the customer. We recognize deferred revenue related to future corporate-sponsored events when the event is held. All other deferred revenue is recognized over one year. At September 30, 2009, total deferred revenue was $3.9 million. Significant changes in the pricing structure of our packs or our shipping methods could result in additional revenue deferrals or cause us to recognize deferred revenue over a longer period of time. For example, if we were to decrease the number of items included in our packs while keeping the sales price of the packs the same, we would have to defer additional revenue and recognize the additional deferred revenue over one year.

We have three different product return policies: (i) a policy for our retail customers, (ii) a policy for our independent members, and (iii) a policy for our independent associates. We do not resell returned product. Retail customers may return any of our products, within 180 days of purchase, to the original independent associate who sold the product, and such associate is required to provide the retail customer with a full cash refund. The independent associate may receive a replacement product by forwarding proof of the refund to us. Independent members may return an order to us within 180 days of the purchase date without membership termination or restocking fees. After 180 days from the date of purchase, the independent member may not receive a refund and is allowed an exchange only, and may, if abuse of the return policy is found, have his or her membership terminated. Independent associates are allowed to return an order within one year of the purchase date upon terminating their associate accounts. If an independent associate returns a product unopened and in good salable condition, the independent associate returning the product may receive a full refund. We may also allow an independent associate to receive a full 100% refund for the first 180 days following a product’s purchase; however, any commissions earned will be deducted from the refund. After 180 days from the purchase date, an independent associate may not request a refund, and is allowed an exchange only; however, if abuse of the return policy is found, an independent associate may be terminated.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees and board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model, (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the nine months ended September 30, 2009, our assumptions and estimates used for the calculated fair value of stock options granted in 2009 were as follows:

	January 2009 grant	February 2009 grant	March 2009 grant	June 2009 grant	September 2009 grant
Estimated fair value per share of options granted:	$1.24	$1.64	$1.26	$1.44	$2.01
Assumptions:
Annualized dividend yield	2.85%	2.27%	2.87%	2.67%	1.05%
Risk-free rate of return	1.53%	1.69%	1.72%	2.69%	2.04%
Common stock price volatility	65.9%	66.6%	67.6%	69.70%	70.1%
Expected average life of stock options (in years)	4.5	4.5	4.5	4.5	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, the assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of September 30, 2009, using our current assumptions and estimates, we anticipate recognizing $0.7 million in gross compensation expense through 2012 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but generally ranges between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of September 30, 2009, we had 390,507 shares available for grant in the future.

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

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, into Germany in 2006, into South Africa and Singapore in 2008, and into Austria, the Netherlands, Norway, and Sweden in September 2009. Our United States location processes orders for the United States and Canada. The Australian location process orders for Australia, New Zealand and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark, Germany, Austria, the Netherlands, Norway, and Sweden. We translate our revenues and expenses in foreign markets using an average rate.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2009 were as follows:

Country (foreign currency name)	Low	High	Weighted-Average	Spot
Australia (Dollar)	0.77930	0.87460	0.83244	0.87290
Austria, Germany, the Netherlands (Euro)	1.38950	1.47900	1.42918	1.45920
Canada (Dollar)	0.85820	0.93950	0.91035	0.92110
Denmark (Krone)	0.18660	0.19870	0.19204	0.19590
Japan (Yen)	0.01025	0.01119	0.01068	0.01112
New Zealand (Dollar)	0.62730	0.72460	0.67343	0.71730
Norway (Krone)	0.15280	0.17260	0.16355	0.17130
Republic of Korea (Won)	0.00076	0.00086	0.00081	0.00084
Singapore (Dollar)	0.68390	0.70860	0.69514	0.70520
South Africa (Rand)	0.12160	0.13610	0.12864	0.13500
Sweden (Krona)	0.12550	0.14670	0.13740	0.14270
Switzerland (Franc)	0.91710	0.97720	0.94086	0.96590
Taiwan (Dollar)	0.03020	0.03099	0.03052	0.03090
United Kingdom (British Pound)	1.58630	1.69690	1.64164	1.59220

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

MANNATECH, INCORPORATED

November 5, 2009	/S/ WAYNE L. BADOVINUS
Wayne L. Badovinus President and Chief Executive Officer (principal executive officer)

November 5, 2009	/S/ STEPHEN D. FENSTERMACHER
Stephen D. Fenstermacher Executive Vice President and Global Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Separation and Release Agreement, dated July 17, 2009, between Mannatech, Incorporated, and Terri F. Maxwell.	8-K	000-24657	10.1	July 21, 2009
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

_____________

* Filed herewith.

** Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.