Form 10-Q/A
period 2009-09-30
MANNATECH INC
filed 2009-11-05
CIK 1056358

September 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Mannatech, Incorporated is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the "Form 10-Q"), filed with the Securities and Exchange Commission on November 5, 2009, for the sole purpose of furnishing the Interactive Data Files. The Interactive Data Files were inadvertently omitted from the Form 10-Q as originally filed due to unanticipated technical difficulties.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

PART II - OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q/A.

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

* Previously filed.

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