Form 10-K
period 2009-12-31
MANNATECH INC
filed 2010-03-11
CIK 1056358

2009
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________to ________

Commission File No. 000-24657
MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code: (972) 471-7400

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share
Title of each class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

At June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the Registrant was $51,972,297, based on the closing sale price of $3.30, as reported on the NASDAQ Global Market.

The number of shares of the Registrant’s common stock outstanding as of March 5, 2010 was 26,480,788 shares.

Documents Incorporated by Reference
Mannatech incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2010 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below and in the “Risk Factors” section in Item 1A of this Form 10-K, and elsewhere in this Form 10-K and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

•	overall growth or lack of growth in the nutritional supplements industry;
•	plans for expected future product development;
•	changes in manufacturing costs;
•	shifts in the mix of packs and products;
•	the future impact of any changes to global associate career and compensation plans or incentives;
•	the ability to attract and retain independent associates and members;
•	new regulatory changes that may affect operations or products;
•	the competitive nature of our business with respect to products and pricing;
•	publicity related to our products or network marketing; and
•	the political, social, and economic climate.

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

PART I
Item 1. Business

Overview

Mannatech, Incorporated is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that target optimal health and wellness. We currently sell our products in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden. We conduct our business as a single operating segment and primarily sell our products and packs through a network of independent associates and members. As of December 31, 2009, we had approximately 513,000 independent associates and members who have purchased our products and packs within the last 12 months.

We sell our products through network marketing, which we believe is the most cost-effective way to quickly and effectively introduce our products and communicate information about our business to the global marketplace. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our business-building independent associates with an avenue to supplement their income and develop financial freedom by building their own businesses centered around our business philosophies and unique products.

Since our initial public offering in February 1999, our common stock has traded on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol “MTEX”. Information for each of our five most recent fiscal years, with respect to our net sales, results of operations, and identifiable assets is set forth in “Item 6. – Selected Financial Data” of this report.

Available Information

We make available free of charge, through our Internet website (https://new.mannatech.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and certain other information filed or furnished with the Securities and Exchange Commission, or the SEC, as soon as reasonably practicable after electronically filing, or furnishing such material. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Mannatech, Incorporated, that electronically file with the SEC at http://www.sec.gov. Additionally, such materials are available in print upon the written request of any shareholder to our principle executive office located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019, Attention: Investor Relations, or by contacting our investor relations department at (972) 471-6512 or IR@mannatech.com.

Business Segment, Products and Product Development

Business Segment. We conduct our business as a single operating segment – primarily as a seller of nutritional supplements, topical and skin care products, and weight management products through network marketing distribution channels in sixteen countries. For more information with respect to the financial results and conditions of our business segment, including financial information about geographic areas, see Note 16 to our consolidated financial statements.

Products. Scientists have discovered that a healthy body consists of many sophisticated components working in harmony to achieve optimal health and wellness and requires cellular communication to function at an optimal level. In its most basic form, a body’s internal communication occurs at the cellular level and is referred to as cell-to-cell communication. Scientists also discovered that there are more than 200 monosaccharides, also called sugar molecules, which form naturally. Specific monosaccharides are considered vital components for cellular communication in the human body. Furthermore, scientists discovered that these monosaccharides attach themselves to certain proteins, which then form a molecule called glycoprotein. Harper’s Biochemistry, a leading and nationally recognized biochemistry reference source, recognizes that these molecules are found in human glycoproteins and are believed to be essential in helping to promote and provide effective cell-to-cell communication in the human body.

The history of our proprietary ingredients/products is as follows:

•	In 1994, we developed and began selling our first products containing Manapol®, an ingredient formulated to support cell-to-cell communication.

•
In 1996, we enhanced our products based on the study of glycoproteins and our scientists developed our own proprietary compound, Ambrotose® complex, which we patented. Our Ambrotose® complex is a blend of polysaccharides (composed of monosaccharides) that helps provide support for the immune system.

•
In 2001, we broadened our proprietary ingredients by developing the Ambroglycin® blend, a balanced food-mineral matrix which helps deliver nutrients to the body and which is used in our proprietary Catalyst™ and  Glycentials® vitamin/mineral supplements.

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

•
In 2007, we introduced into the United States market our skin care line of products that supports skin’s natural texture, beauty, and elasticity. We also launched our PhytoMatrix® caplets, Advanced Ambrotose® capsules and Manna•Bears™ supplement into international markets.

•
In 2008, we introduced a proprietary proteolytic enzyme and phytosterol dietary supplement that supports the body’s natural recovery processes associated with physical activity in our BounceBack™ capsules. We also introduced a proprietary version of whey protein peptide technology which assists targeted fat loss when combined with exercise and a healthy diet in our OsoLean™ powder.

•	In 2009, we launched some highly notable new products such as:

▪	Our Essential Source™ Omega-3, which features EPA/DHA essential acids.

▪	Our PhytoBurst™ Nutritional Chews, which are formulated with vitamins, minerals and phytonutrients from food-sourced ingredients.

▪	Our GI-ProBalance™, which is a synbiotic digestive product containing both probiotics and prebiotics, as well as digestive enzymes.

▪	Our Advanced Ambrotose™ products were improved to include beta-Carotene.

▪	Several products from our domestic line were launched in many of our current international markets.

Our product philosophy focuses on a full spectrum of quality nutritional and personal care products aimed at promoting and maintaining optimal health and wellness. We focus on producing products that are from all-natural sources, with no synthetic or chemically derived additives. We also offer our independent associates sales aids, including various enrollment and renewal packs, orientation and training programs, brochures, audio and videotapes, DVDs, web-based data management tools, and personalized website development. There are four major categories of our products:

Health, which offers a variety of nutritional supplements that aid in optimizing overall health and wellness. This category includes a variety of daily nutritional supplements, health solutions for children, and additional nutrients designed to help keep specific body systems at optimal levels.

Weight and Fitness, which offers products designed to curb appetite and burn fat, build lean muscle tissue, and support recovery from overexertion.

Skin Care, which offers several products designed to improve and strengthen the skin’s own natural texture, softness and elasticity including damaged areas, as well as help deliver vital antioxidants to the skin.

The following table summarizes our products by category:

Product Category	Representative Products
Health
Ambrotose® complex, Ambrotose AO®, Advanced Ambrotose®, PhytoMatrix®, Glyco-Bears®, MannaBears™, Catalyst™, PLUS™, Manna-C™, CardioBALANCE®, ImmunoSTART®, BounceBack™, MannaCLEANSE™, PhytAloe®, GI-Pro®, and GI-Zyme®, Essential Source™ Omega-3, PhytoBurst™ Nutritional Chews, and
GI-ProBalance™ .

Weight and Fitness	OsoLean™, Accelerator3™, FiberSlim®, GlycoSlim®, AmbroStart®, SPORT™, and EM·PACT®.
Skin Care	Emprizone®, FIRM with Ambrotose®, Face Cleansing Cream, Skin Lotion, Skin Serum, Eye Cream, After Shave Milk, Cleansing Oil, and Skin Cream.

Product Development. Our product committee continues to focus on potential new products and compounds that help target or promote overall health and wellness. When considering new products and compounds, our product committee considers the following criteria:

•	marketability and proprietary nature of the product;

•	demand for the product;

•	competitors’ products;

•	regulatory considerations;

•	availability of ingredients; and

•	data supporting claims of efficacy and safety.

To maintain a flexible operating strategy and the ability to increase production capacity, we contract with third-parties to manufacture all of our products, which allows us to effectively respond to fluctuations in demand with minimal investment and helps control our operating costs. We believe our suppliers and manufacturers are capable of meeting our current and projected inventory requirements over the next several years. However, as a safety measure, we continue to identify and approve alternative suppliers and manufacturers to ensure that our global demands are met in a timely manner and to help minimize any risk of business interruption.

Industry Overview

Nutrition Industry

We operate in the nutritional supplement industry and distribute and sell our products through our own global network marketing channel. The nutritional supplement industry is fast-paced, highly fragmented and intensely competitive. It includes companies that manufacture and distribute products that are generally intended to enhance the body’s performance and well-being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals, and compounds derived there from. Prior to 1990, all dietary supplements in the United States were tightly regulated by the FDA and only included essential nutrients such as vitamins, minerals, and proteins. In 1990, the Nutrition Labeling and Education Act expanded the category to include “herbs or similar nutritional substances”, but the FDA maintained control over pre-market approval. However, in 1994, the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) was passed in the United States, drastically changing the dietary supplement marketplace. The DSHEA was instrumental in expanding the category of dietary supplements to further include herbal and botanical supplements and ingredients such as ginseng, fish oils, enzymes, and various mixtures of these ingredients. Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.

Nutritional supplements are sold through mass market retailers, drug stores, supermarkets, discount stores, health food stores, mail order companies, and direct sales organizations. Direct selling, of which network marketing is a significant segment, has grown significantly and has been enhanced in the past decade as a distribution channel due to advancements in technology and communications resulting in improved product distribution and faster dissemination of information.

The Nutrition Business Journal is a research, publishing, and consulting company serving the nutrition, natural products, and alternative health care industries. According to the Nutrition Business Journal, Supplement Business Report 2009, the United States’ supplement sales to consumers in 2008 were $25.2 billion, which represented a sales growth of 6.2% from 2007. Also in the report was a forecast for a sales growth of 7.2% for 2009. Historical sales for 2008 and 2007, and growth forecasts for 2009 from the different sectors within the United States nutrition industry were as follows:

Nutrition Industry Sector	Projected 2009	2008	2007
Functional foods	36%	37%	37%
Nutritional supplements	25%	25%	26%
Natural and organic foods	29%	28%	28%
Natural personal care	10%	10%	9%
Total nutrition industry	100%	100%	100%

Of the total reported annual revenues from the United States nutrition industry, cited above, the percentage of total annual revenues by sales outlet type for 2008 and 2007 were as follows:

Nutrition Industry Sales Outlet	2008	2007
Grocer, drug, mass merchandise or club	56%	54%
Specialty retail	30%	33%
Mail order	2%	2%
Multi-level marketing/direct selling	7%	8%
Practitioner	3%	2%
Internet	2%	1%
Total sales by sales outlet	100%	100%

The Nutrition Business Journal also reported that global nutritional industry sales estimated for 2008 and 2009 were $265.5 billion and $285.3 billion, respectively. The expected growth rate for the global nutrition industry is largely attributed to the following:

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

Direct Selling/Network marketing Channel

Since the 1990’s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct-selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, by-pass expensive ad-campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. Direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2009 there were approximately 65.3 million sales people around the world who collectively generated annual retail sales of $114 billion.

Operating Strengths

1.
High-Quality, Innovative, Proprietary Products. Our product concept is based on the scientific belief that certain glyconutrients, also known as monosaccharides or sugar molecules, are essential for maintaining a healthy immune system. We believe the addition of effective nutritional supplements to a well-balanced diet, coupled with an effective exercise program, will enhance and help maintain optimal health and wellness. We focus on producing products that are from all-natural sources with no synthetic or chemically derived additives. Our products are formulated with predominately naturally-occurring, plant-derived, carbohydrate-based safe ingredients that are designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness, rather than developing common synthetic, carbohydrate-based products.

We believe that our patented proprietary blend of Ambrotose® complex included in many of our products distinguishes us as a leader in the global nutritional supplements industry and that no other combination of vitamins, minerals, amino acids, or herbals can provide the benefits found in our Ambrotose® complex. We also believe the use of unique compounds found in our products allows us to effectively differentiate and distinguish our products from those of our competitors.

2.
Research and Development Efforts. We are steadfast in our commitment to quality-driven research and development. We use systematic processes for the research and development of our unique proprietary product formulas, as well as the identification of quality suppliers and manufacturers. Our research and quality assurance programs are outlined on our corporate websites, https://new.mannatech.com, www.allaboutmannatech.com, and www.mannatechscience.org.

Dr. Robert Sinnott, our co-CEO and chief science officer, leads our team of experienced researchers and scientists. Our team of researchers continually reviews the latest published research data, attends scientific conferences, and draws upon its vast knowledge and expertise to develop new products and support existing ones. In addition, our research team works in collaboration with other research firms, universities, institutes, and scientists. Our products have been the focus of numerous pre-clinical and clinical studies.

Some of our more recent collaborative research projects include:

1)
A randomized, double-blind, placebo-controlled study which showed that healthy middle-aged adults who took one teaspoon of Ambrotose® complex twice daily performed significantly better on memory tasks and overall had a more positive mood. The findings of this 12-week study were published in the January 2010 issue of Developmental Neuropsychology, a peer-reviewed scientific journal.

2)
A randomized, double-blind, placebo-controlled study showed that healthy young adults who took a single, one-tablespoon serving of Ambrotose® complex had significantly improved visual discrimination and working memory. This study, conducted at Howard University, was published in 2009 in the peer-reviewed scientific journal Perceptual and Motor Skills.

3)
An open-label study showed that OsoLean™ consumption significantly increased weight loss and waist inches lost, significantly decreased BMI and appetite, and improved quality of life in healthy overweight adults. The findings of this eight week study were published in The Open Nutraceuticals Journal in March 2009.

4)
A pre-clinical study showed that rats ingesting Ambrotose® complex and Advanced Ambrotose® were protected against chemically-induced ulcerative colitis. The findings of this study, conducted by researchers at Eurofins/Product Safety Laboratories, were published in the peer-reviewed journal Digestive Disease Science in June 2009.

5)
A randomized, double-blind, placebo-controlled, cross-over study showed on that intake of 2 capsules/day of BounceBack™ resulted in a significant reduction in pain after strenuous physical activity. This 30 day study, conducted by Medicus Research (Northridge, CA), was published in Journal of the International Society of Sports Nutrition in 2009.

To support our research and development efforts, we have strategic alliances with our suppliers, consultants, and manufacturers, which allow us to effectively identify and develop high-quality, innovative, proprietary products that increase our competitive advantage in the marketplace.

Our research and development efforts include developing and maintaining quality standards, supporting development efforts for new ingredients and compounds, and improving or enhancing existing products or ingredients. In addition, our research and development team identifies other quality-driven suppliers and manufacturers for both our global and regional needs. In 2009, 2008, and 2007, we invested approximately $4.1 million, $5.0 million, and $6.6 million, respectively, in research and development efforts and projects, and we plan to spend approximately $4.7 million in 2010.

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

We submit our products for testing by independent laboratories:

•
Nine products are certified according to the NSF/ANSI 173 Dietary Supplement Standard—the only American National Standard for dietary supplements. This certification ensures that this product contains only the ingredients indicated on the label and is free of impurities, and that Good Manufacturing Practices (GMPs) were used in the manufacturing facility.

•	Eight products are certified Kosher by OUKosher, the trademark with the highest certification standards world-wide.

•	Twenty-three products are certified gluten-free by Covance Laboratories.

4.
High-Caliber, Industry-Leading Independent Associates. Our global team of independent associates are comprised of dedicated, hard working, high-caliber, compliance-oriented individuals, many of whom have been associated with the network marketing industry for decades and have been loyal to us since our beginning in 1993. To capitalize on their wealth of knowledge and experience, we sponsor a panel of independent associates, called the “North American Associate Advisory Council”, and a panel of international independent associates, called the “Global Advisory Council” (collectively called the “Advisory Council”), which help identify and effectively relay the needs of our independent business-building associates to us. The members of the Advisory Council are elected by their peers and serve a three-year term. The Advisory Council meets periodically with our team of senior management to recommend changes, discuss issues, and provide new ideas or concepts, including a full spectrum of innovative ideas for additional quality-driven nutritional supplements aimed at maintaining optimal health and wellness.

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

•
providing comprehensive corporate websites (https://new.mannatech.com, www.allaboutmannatech.com, www.mannatechscience.org, www.mannathink.com), that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools;

•	offering free personalized website development for our independent associates;

•
maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and downline organization reporting for our independent associates at minimal costs;

•	offering updated training/orientation and compliance programs for our independent associates;

•	providing strategically based distribution fulfillment centers to ensure products are shipped on time and at minimal cost;

•	inviting their input on innovative product ideas, which are gathered and tabulated on www.mannathink.com (launched at MannaFest 2009);

•	sponsoring comprehensive training about our products and promotional materials, and offering a full spectrum of comprehensive educational materials; and

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

7.
Experience and Depth of Our Management Team. We believe our team of executives has extensive experience in all aspects of business operations and is highly-focused on our success. Our Board of Directors is composed of seven directors, including five independent directors. We believe our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

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

Intellectual Property

Trademarks. We pursue registrations for all trademarks associated with our key products and protection of our legal rights concerning our trademarks. As of December 31, 2009, we had 38 registered trademarks in the United States and nine trademark applications pending with the United States Patent and Trademark Office. At December 31, 2009, we also had 442 registered trademarks in 31 countries and 56 trademark applications pending in 11 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers.

Patents. We applied for patent protection in various countries for formulations and use of compositions and methods that relate to our Ambrotose® complex. As of December 31, 2009, we had obtained 47 patents for technology related to the Ambrotose® formulation, five of which are in the United States and the remainder of which are in 29 foreign jurisdictions. We have one Manapol patent in Canada. We also have ten pending patent applications in the United States; two relate to our Ambrotose® complex technology and four of relate to our antioxidant technology. The other patent applications relate to (i) PhytoMatrix®, a vitamin and mineral supplement; (ii) our Rapid Saccharide Biomarker Assay; (iii) our Processing of Natural Saccharide Polysaccharides (Probiotic and Prebiotic); and (iv) Soluable Fiber patent. We have 165 patent applications pending in 29 foreign jurisdictions. Depending on the jurisdiction, an issued patent grants us certain rights to prevent others from: making, offering to sell, using, importing or selling the patented subject matter for the term of the patent. The exclusionary rights of these patents are national in scope. Until a patent is approved and issued, we cannot exclude others from making, using, selling, offering to sell, or importing a product that falls within the scope of the claims in the application.

Associate Distribution System

Overview. Our sales philosophy is to distribute our products through network marketing channels where consumers purchase products for personal consumption or resale. Members purchase our products for personal use at a discounted retail value, but do not participate in our global associate career and compensation plan. Independent associates purchase our products at a discounted wholesale value and are eligible to participate in our global associate career and compensation plan. All of our associates are independent contractors. We provide each new independent associate with our policies and procedures that require the independent associates to comply with regulatory guidelines and act in a consistent and professional manner.

Our revenues are heavily dependent upon the retention and productivity of independent associates to help us achieve long-term growth. We believe the introduction of new innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. Total independent associates and members purchasing our products and packs within the 12 months ended December 31, 2009 and 2008 were approximately 513,000 and 531,000, respectively.

To gain operating efficiencies, we offer a 10% discount to independent associates and members who enroll in our automatic monthly order program. Our automatic monthly order program allows our independent associates to receive a standing order every four weeks and our members to receive a standing order once a month. Automatic monthly orders, on average, account for approximately 77% of our total orders placed during a calendar month.

Independent Associate Development. Network marketing consists of enrolling individuals who build a network of independent associates, members, and retail customers who purchase products. We support our independent associates by providing an array of support services that can be tailored to meet individual needs, including:

•	offering educational meetings and corporate-sponsored events that emphasize business-building and compliance related information;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;

•	providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;

•	maintaining an efficient decentralized ordering and distribution system;

•	providing highly personalized and responsive order processing and customer service support accessible by multiple communication channels including telephone, Internet, or e-mail;

•	offering 24-hour, seven days a week access to information and ordering through the Internet;

•	offering Success Tracker™, a customized business-building genealogy system, which contains graphs, maps, alerts, reports, and web video conferencing for our independent associates; and

•	providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment.

Together with continuing independent associates, we provide training and education for new independent associates about our products and network marketing. We offer a unique global orientation/training program that integrates audio, video, and graphics so that associates can customize their own individual, unique marketing, and training program. This training program helps provide systematic and uniform training related to our products and related global regulatory requirements, global associate career and compensation plan, and various methods of conducting business including ethics and compliance. We also offer a variety of brochures, monthly newsletters, and other promotional materials to associates to assist in their sales efforts, training, and continuing education. We continually update our training and promotional materials to provide our associates with the most current information and motivational tools.

Our global associate career and compensation plan consists of eight independent associate achievement levels; from lowest to highest, these include regional, national, executive, presidential, bronze, silver, gold, and platinum.

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

Based upon our knowledge of industry-related network marketing compensation plans, we believe our global associate career and compensation plan remains strong in the industry and is currently among the most financially rewarding plans offered. Together, our commissions and incentives range from 45% to 50% of our consolidated net sales.

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

Our legal/compliance department, in cooperation with other departments and associates, periodically evaluates the conduct of our independent associates and the need for new or revised policies and procedures. Our monitoring efforts include the review of associates’ websites, promotional materials and meetings. Our legal/compliance program assists in maintaining high ethical standards among our independent associates, which helps our independent associates in their sales efforts. We also sponsor continuing education to ensure that our independent associates understand and abide by our policies and procedures.

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

Our legal/compliance program also relies upon our independent associates to self-regulate by providing a standardized, anonymous complaint process. When a complaint is filed against an independent associate under investigation, our legal/compliance department conducts a mandatory investigation of the allegations by obtaining a written response from the independent associate and witness statements, if applicable. Depending on the nature of the violation, we may suspend or terminate the non-compliant associate’s agreement or we may impose various sanctions, including written warnings, probation, withholding commissions, and termination of associate status. We will terminate any associate’s agreement for making claims that our products can treat, cure, mitigate or prevent any disease, unless such claim is de minimus and isolated.

Product Return Policy. We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned product. Refunds are not processed until proper approval is obtained.  All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we generally allow our independent associates and members to exchange products as long as the products are unopened and in good condition. In addition, in August 2007, we changed our sales return policy from 90% to a 100% satisfaction guarantee policy for the first 180 days following the product’s purchase. We have three product return policies. Our return policies generally include a separate policy for our retail customers, our members, and our independent associates.

•
Retail Customer Product Return Policy. Our retail customer product return policy allows a retail customer to return any of our products to the original independent associate who sold the product. Such independent associate will provide the retail customer with a full cash refund for the first 180 days following the product’s purchase. The independent associate may then return or exchange the product based on the independent associate product return policy.

•
Member Product Return Policy. Our member product return policy allows members to return an order for a full refund within 180 days of the purchase date without termination or restocking fees. After 180 days from the purchase date, the member may not request a refund, and is allowed an exchange only, and may, if abuse of the return policy is found, be terminated as an active member.

•
Independent Associate Product Return Policy. Our independent associate product return policy allows our independent associates to return an order within one year of the purchase date upon terminating their associate account. If an independent associate returns a product unopened and in good salable condition, the independent associate returning the product may receive a full refund. We may also allow the independent associate to receive a full refund for the first 180 days following the product’s purchase; however, any commissions earned will be deducted from the refund. After 180 days from the purchase date, the independent associate may not request a refund, and is allowed an exchange only. If we discover abuse of the refund policy, we may terminate the associate’s account.

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

We continue to enhance our information technology, websites, and e-commerce platforms to remain competitive and efficient. At December 31, 2009 and 2008, net capitalized software cost balances were $15.7 million and $21.3 million, respectively. We launched a new website in 2009, which was reliable and designed to be more user-friendly than our preceding one.

Government Regulations

Domestic Regulations. In the United States, governmental regulations, laws, administrative determinations, court decisions, and similar legal requirements at the federal, state, and local levels regulate companies and network marketing activities. Such regulations address, among other things:

•	direct selling and network marketing systems;
•	transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;
•	taxation of our independent associates and requirements to collect taxes and maintain appropriate records;
•	how a company manufactures, packages, labels, distributes, imports, sells, and stores products;
•	product ingredients;
•	product claims;
•	product labels;
•	advertising; and
•	the extent to which we may be responsible for claims made by our independent associates.

The following governmental agencies regulate various aspects of our business and our products in the United States:

•	the FDA;
•	the Federal Trade Commission (“FTC”);
•	the Consumer Product Safety Commission;
•	the Department of Agriculture;
•	the Environmental Protection Agency;
•	the United States Postal Service;
•	state attorney general offices; and
•	various agencies of the states and localities in which our products are sold.

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, over-the-counter drugs, medical devices, and pharmaceuticals. In January 2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body”. In the rule and its preamble, the FDA distinguished between permitted claims under the Federal Food, Drug and Cosmetic Act (“the Act”) relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease. In June 2007, the FDA issued a rule, as authorized under the Act, that defined current Good Manufacturing Practices in the manufacture and holding of dietary supplements. Effective January 1, 2006, legislation required specific disclosures in labeling where a food, including a dietary supplement, contains an ingredient derived from any of eight named allergens. Legislation passed at the end of 2006 now requires us to report to the FDA any reports of “serious adverse events” associated with the use of a dietary supplement or an over-the-counter drug that is not covered by new drug approval reporting.

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

We develop and maintain product substantiation dossiers, which contain the scientific literature pertinent to each product and its ingredients. An independent scientist reviews these dossiers, which provide the scientific basis for product claims. We periodically update our substantiation program for evidence for each of our product claims and notify the FDA of certain types of performance claims made in connection with our products.

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

Due to the diverse scope of regulations applicable to our products and the various regulators enforcing these requirements, determining how to conform to all requirements is often open to interpretation and debate. However, our policy is to fully cooperate with any regulatory agency in connection with any inquiries or other investigations. We can make no assurances that regulators will not question our actions in the future, even though we continue to make efforts to comply with all applicable regulations, inquiries, and investigations.

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

•
the Danish Health Board, the Danish Marketing Practice Act, the Danish Consumer Ombudsman, the Danish Executive Order on Dietary Supplements, the Guidelines for food supplements, and the Danish Act on Foodstuffs in Denmark;

•	the German Unfair Competition Act, German Regulation on food supplements, and German Law on food and feed;

•	regulations governing business practices in South Africa;

•	the Consumer Protection Act, the Sale of Food Act, and various regulations that are governed by the Ministry of Trade and Industry in Singapore;

•	the Austrian Trade Law (1994), the Food Safety and Consumer Protection Law (2006), and the Food Code in Austria;

•
the Food and Consumer Products and the Unfair Trade Practices Act, Door to Door Selling Act and Provisions of the General Dutch Civil Code relating to terms and conditions and misleading advertising in the Netherlands;

•	the Consumer Sales Act, Marketing Practices Act, Distance and Doorstep Sales Act, the Product Liability Act, Product Safety Act, the Companies Act and the Food Act in Sweden;

•
the Law on Marketing and Contract Conditions, the Law on Repentance Right, the Statutory Order on Self Inspection of Food Provisions, the Law on Food products and Food Safety, and various guidelines from the Norwegian Consumers Agency on telephone selling and internet marketing, in Norway; and

•	various European Union (“EU”) regulations and pronouncements address both our selling activities and the sale of food supplements in EU member nations.

However, at the current time the local statutes and regulations stated above are ascendant to the EU pronouncements if in conflict.

Regulations regarding Network marketing System and Our Products. Our network marketing system and our global associate career and compensation plan are also subject to a number of governmental regulations including various federal and state statutes administered by the FTC, various state authorities, and foreign government agencies. The legal requirements governing network marketing organizations are directed, in part, to ensure that product sales are ultimately made to consumers. In addition, earnings within a network marketing company must be based on the sale of products rather than compensation for i) the recruitment of distributors or associates, ii) investments in the organization, or iii) other non-retail sales-related criteria. For instance, some countries limit the amount associates may earn from commissions on sales by other distributors or independent associates that are not directly sponsored by that distributor or independent associate. Prior to expanding our operations into any foreign jurisdiction, we must first obtain regulatory approval for our network marketing system in jurisdictions requiring such approval. To help ensure regulatory compliance, we rely on the advice of our outside legal counsel and regulatory consultants in each specific country.

As a network marketing company, we are also subject to regulatory oversight, including routine inquiries and enforcement actions, from various United States state attorneys general offices. Each state has specific acts referred to as Little FTC Acts. Each state act is similar to the federal laws. As a result, each state may perform its own inquiries about our organization and business practices, including allegations related to distributors or independent associates. To combat such industry-specific risk, we provide a copy of our published associate policies and procedures to each independent associate, publish these policies on our corporate website, and provide educational seminars and publications. In addition, we maintain a legal/compliance department to cooperate with all regulatory agencies and investigate allegations of improper conduct by our independent associates.

In Canada, our network marketing system is regulated by both national and provincial laws. Under Canada’s Federal Competition Act, we must make sure that any representations relating to compensation to our independent associates or made to prospective new independent associates constitute fair, reasonable, and timely disclosure and that such representations meet other legal requirements of the Federal Competition Act. All Canadian provinces and territories, other than Ontario, have legislation requiring that we register or become licensed as a direct seller within that province to maintain the standards of the direct selling industry and to protect consumers. Some other Canadian provinces require that both we and our independent associates be licensed as direct sellers.

In Australia, our network marketing system is subject to Australia’s federal and local regulations. Our global associate career and compensation plan is designed to comply with Australian law and the requirements of Australia’s Trade Practices Act. The Australian Trade Practices Administration and various other governmental entities regulate our business and trade practices, as well as those of our independent associates. Australia’s Therapeutic Goods Act, together with the Trade Practices Act, regulates any claims or representations relating to our products and our global associate career and compensation plan. An agreement to establish a joint scheme for the regulation of therapeutic products was signed by both the New Zealand and Australian governments in December 2003. The agency was initially expected to begin operating in July 2005, but that date was then postponed to July 2006 and has now been postponed indefinitely. On July 16, 2007, the New Zealand government announced that it will not proceed with legislation for the establishment of the joint agency because it does not have sufficient support of the New Zealand parliament. However, both the Australian and New Zealand governments remain committed to the vision of the joint agency and are expected to revisit it again in the future. The proposed harmonization of laws and regulatory bodies is anticipated to provide a more consistent approach to dietary supplement laws between the two countries.

In New Zealand, our network marketing system and our operations are subject to regulations of the Commerce Commission and the Ministry of Health, New Zealand Medical Devices Safety Authority, the Unsolicited Goods Act of 1975, the Privacy Act of 1993, and the Fair Trading Act of 1993. These regulations enforce specific kinds of business or trade practices and regulate the general conduct of network marketing companies. The Commerce Commission also enforces the Consumer Guarantees Act, which establishes specific rights and remedies with respect to transactions involving the provisions of goods and services to consumers. Finally, the New Zealand Commerce Commission and the Ministry of Health both enforce the Door-to-Door Sales Act of 1967 and the NZ Medicines Act, which govern the conduct of our independent associates.

In the United Kingdom, our network marketing system is subject to national regulations of the United Kingdom. Our global associate career and compensation plan is designed to comply with the United Kingdom’s national requirements, the requirements of the Fair Trading Act of 1973, the Data Protection Act of 1998, the Trading Schemes Regulations of 1997, and other similar regulations. The U.K. Code of Advertising and Sales Promotion regulates our business and trade practices and the activities of our independent associates, while the Trading Standards Office regulates any claims or representations relating to our operations. Our products are regulated by the Medicines and Healthcare Products Regulatory Agency.

In Japan, our network marketing system, overall business operations, trade practices, global associate career and compensation plan, and our independent associates are governed by Japan’s Door-to-Door Sales Law as enacted in 1976 by the Ministry of International Trade and Industry. Our global associate career and compensation plan is designed to meet Japan’s governmental requirements. Our product claims are subject to the Pharmaceutical Affairs Law, which prohibits the making and publication of “drug effectiveness” claims regarding products that have not received approval from Japan’s Ministry of Health, Welfare and Labor.

In the Republic of Korea, the primary body of law applicable to our operations is the Door-to-Door Sales Act, which governs the behavior of network marketing companies and affiliated distributors. The Door-to-Door Sales Act is enforced by the Fair Trade Commission. In the Republic of Korea, our products are categorized as health and functional foods and are regulated by the Health and Functional Food Act of 2004, with which the Company complies.

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

In Denmark, the notion of door-to-door selling is generally prohibited.  As a result, under Danish law, the trader is not allowed to contact the consumer at his home, place of work, or other non-public place in order to conclude a contract on certain subjects.  However, the general prohibition has an exemption when the consumer asks the trader for a contact in writing or upon written prior consent. In addition, the Danish Marketing Practices Act, the Guidelines from the Danish Consumerombudsman and the rules contained in the Danish Consumer Contracts Act govern our network marketing system.  There is no requirement for pre-approval of our products in Denmark; however, our products are subject to a yearly inspection carried out by the Food authorities.  Further, all our activities are subject to Self Inspection, the results of which are also controlled once a year by the Food authorities.  The rules for marketing and sale of dietary supplements are covered by the Danish Executive Order on Food Supplements, as well as by the Danish Act on Foodstuffs and various EU-regulations.  Denmark also subjects the marketing of a company’s food supplements to a notification procedure (with a pre-market approval process for certain substances), before a product may be lawfully marketed in Denmark.  Full product compliance with all Danish provisions is reviewed by the Food authorities once a year.

In Germany, there is no specific legal regulation covering network marketing company practices. However, under certain circumstances network marketing systems may have to follow the German Unfair Competition Act. Our independent associates’ conduct is subject to the German statute that governs the conduct of a commercial agent. In addition, direct selling operations are governed by the Industrial Code, which requires direct sellers to hold itinerant trader’s cards. The German Regulation on food supplements and the German Law on food and feed govern vitamin and mineral substances and herbs and other substances, respectively.

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

In Austria, the Austrian Trade Law 1994 (Novelle 2002) prohibits the offer of direct sale to an individual consumer of food supplement and cosmetic products. The provision, however, has generally not been enforced in recent years and sales made via the Internet or mail order or made to a non-consumer distributor do not fall under this prohibition. The Austrian Trade Law is predominantly administered through the National Ministry of Economy and Labor. Our business operations within Austria are conducted from beyond the borders of Austria which is the common practice in our industry. Our distributors qualify as “traders” for purposes of Austrian state and municipal laws. Traders are regulated by the local chambers of commerce and must obtain licenses from the respective chambers of commerce. Regulation of food supplements and cosmetics is generally harmonized throughout the EU and must conform to EU standards. Austrian-specific food regulations include the Food Safety and Consumer Protection Law (2006), supporting ordinances to this law, the Food Supplement Law, and the Austrian Food Codex which is primarily administered by the National Ministry of Health, Office for Health and Food Security, and the Local Health Authority.

In Sweden various provisions of the Consumer Sales Act (1990), the Marketing Practices Act (2008), the Distance and Doorstep Sales Act (2005), the Product Liability Act (1992), the Product Safety Act (2004), and the Companies Act (2005) all serve to govern our MLM and business activities. The Food Act (2006) provides regulations and guidelines for the sale of food and food supplements.  We are subject to the authority of the Swedish Consumer Office, the Swedish Companies Registration Office, the Swedish Tax Office, Swedish Customs, Medical Products Agency, and the National Food Administration. As in all EU countries various EU regulations and guidelines apply.

In the Netherlands, the Food and Consumer Product and the Unfair Trade Practices Act are the most relevant legislations relating to our business practices.  The first is enforced by the Food and Consumer Product Safety Authority and the latter is enforced by the Consumer Authority.  Furthermore, various EU regulations apply as well as the Dutch Door to Door Selling Act, and all provisions of the Dutch Civil Code with particular emphasis to those regulations dealing with general terms and conditions, and those regarding misleading advertising.

Norway exercises a border control of products and their composition upon importation.  Import products must be registered in an Import Reporting Registry, and the regulations are enforced by the customs authorities.  Our products must be compliant with Norwegian regulations in order to be admitted through customs into Norway.  In Norway Door-to-Door Selling is allowed, provided the Guidelines from the Norwegian Consumer Agency are followed. Likewise, telephone-selling is allowed provided the agency’s guidelines are followed. Home selling in Norway is also allowed. All of our sales in Norway are subject to a 14 day right to cancel by the consumers.

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

Network marketing. Nutritional supplements are offered for sale in a variety of ways. Network marketing has a limited number of individuals interested in participating in the industry, and we must compete for those types of individuals. We believe network marketing is the best sales approach to sell our products for the following reasons:
•	our products can be introduced into the global marketplace at a much lower up-front cost than through conventional methods;

•	our key ingredients and differential components found in our proprietary products can be explained better through network marketing;

•	the network marketing approach can quickly and easily adapt to changing market conditions;

•	consumers appreciate the convenience of ordering from home, through a sales person, by telephone, or on the Internet; and

•	network marketing enables independent associates to earn financial rewards.

Even though we have been in business for sixteen years, we continue to compete with other direct selling and network marketing companies for new independent associates and for retention of continuing independent associates. Some of our competitors have longer operating histories, are better known, or have greater financial resources. These companies include:

•	Amway Corporation;

•	Body Wise International, Inc.;

•	Envion International;

•	Forever Living Products, Inc.;

•	Herbalife International, Inc.;

•	Mary Kay, Inc.;

•	Nature’s Sunshine Products, Inc.;

•	New Vision International;

•	Nu Skin Enterprises, Inc.;

•	Reliv, International Inc.;

•	Shaklee Worldwide; and

•	Usana Health Sciences, Inc.

The availability of independent associates decreases when other network marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our unique patented, proprietary blend of high-quality products;

•	our 16-year track record in the business of selling nutritional products;

•	our policy of not requiring our independent associates to carry inventory or accounts receivable;

•	our unique and financially rewarding global associate career and compensation plan;

•	our innovative marketing and educational tools; and

•	our easy and convenient delivery system.

Employees

At December 31, 2009, we employed 502 people around the world, as set forth below:

	United States	Canada	Australia	United Kingdom	Japan	Republic of Korea	Taiwan	Switzerland	South Africa	Total
2009	337	1	38	34	33	34	17	7	1	502
2008	379	1	39	34	30	33	18	6	—	540

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

Our future success depends largely upon our ability to attract and retain a large active base of independent associates and members who purchase our packs and products. We cannot give any assurances that the productivity of our independent associates will continue at their current levels or increase in the future. Several factors affect our ability to attract and retain a significant number of independent associates and members, including:

•	on-going motivation of our independent associates;

•	general economic conditions;

•	significant changes in the amount of commissions paid;

•	public perception and acceptance of the wellness industry;

•	public perception and acceptance of network marketing;

•	public perception and acceptance of our business and our products, including any negative publicity;

•	the limited number of people interested in pursuing network marketing as a business;

•	our ability to provide proprietary quality-driven products that the market demands; and

•	competition in recruiting and retaining independent associates.

  2.  The loss of key high-level independent associates could negatively impact our associate growth and our revenue.

As of December 31, 2009, we had approximately 513,000 independent associates and members who purchased our products within the last 12 months, of which 260 occupied the highest associate level under our global compensation plan. These independent associates, together with their extensive networks of downlines, account for substantially all of our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

  3.  If we incur substantial liability from litigation, complaints, or enforcement actions or incur liabilities or penalties resulting from misconduct by our independent associates, our financial condition could suffer.

Routine enforcement actions and complaints are common in our industry. Although we believe we fully cooperate with regulatory agencies and use various means to address misconduct by our independent associates, including maintaining policies and procedures to govern the conduct of our independent associates and conducting training seminars, it is still difficult to detect and correct all instances of misconduct. Violations of our policies and procedures by our independent associates could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or foreign regulatory authorities against us and/or our independent associates in each country. Because we have expanded into foreign countries, our policies and procedures for our independent associates differ due to the different legal requirements of each country in which we do business. Any future litigation, complaints, and enforcement actions involving us and/or our independent associates could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our business, profitability, and growth prospects.

4.  Challenges by private parties to the form of our network marketing system could harm our business.

We may be subject to challenges by private parties, including our independent associates and members, to the form of our network marketing system or elements of our business. In the United States, the network marketing industry and regulatory authorities have generally relied on the implementation of distributor rules and policies designed to promote retail sales to protect consumers, prevent inappropriate activities, and distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states, and domestic and global industry standards. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact-based, and are subject to judicial interpretation. Because of this, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former independent associate or member.

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

We have filed patent applications for Ambrotose®, Phytomatrix®, and Ambrotose® complex in the United States and certain other countries, and as of December 31, 2009, we had received 47 patents for Ambrotose® complex, five of which were issued in the United States and the remainder in 29 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our patent applications for each of these products will be denied or that the patent protection we are granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

  6.  Adverse or negative publicity could cause our business to suffer.

Our business depends, in part, on the public’s perception of our integrity and the safety and quality of our products. Any adverse publicity could negatively affect the public’s perception about our industry, our products, or our reputation and could result in a significant decline in our operations and/or the number of our independent associates. Specifically, we are susceptible to adverse or negative publicity regarding:

•	the nutritional supplements industry;

•	skeptical consumers;

•	competitors;

•	the safety and quality of our products and/or our ingredients;

•	regulatory investigations of our products or our competitors’ products;

•	the actions of our independent associates;

•	the direct selling/network marketing industry; and

•	scandals within the industries in which we operate.

On July 5, 2007, the Texas Attorney General filed suit against us, MannaRelief Ministries, Samuel L.Caster, the Fisher Institute, and H. Reginald McDaniel alleging violations of the Texas Deceptive Trade Practices Act and the Texas Food, Drug and Cosmetic Act. On February 26, 2009, we reached an agreement with the Texas Attorney General’s office settling an enforcement action that was filed in July 2007 against us, our former Chief Executive Officer and Chairman of the Board, Samuel L. Caster, and others, alleging violations of the Texas Deceptive Trade Practices Act and the Texas Food, Drug and Cosmetic Act. Without admitting any wrongdoing, we agreed to refund up to $4 million to members only who purchased Company products between September 1, 2002 and August 1, 2007, and to pay $2 million to cover fees and expenses of Texas regulators. The settlement does not include any fine or penalty against the Company. We have also taken a number of actions to address concerns raised by the Texas Attorney General’s action. Although the matter has been resolved, the lawsuit created a substantial amount of adverse publicity that may have had and may continue to have a negative impact on our business.

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

The supplier of one of our major product components announced in February 2009 that its processing facility was closed and manufacturing of the component would cease. Mannatech maintains inventory of this component and believes that its needs for the next twelve months are covered by such inventory. Alternate sources of supply for this component have been identified, but failure to secure another source of supply will adversely affect our business operations.

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

The global nutrition industry is intensely fragmented and competitive. We compete for independent associates with other network marketing companies outside the global nutrition industry. Many of our competitors have greater name recognition and financial resources, which may give them a competitive advantage. Our competitors may also be able to devote greater resources to marketing, promotional, and pricing campaigns that may influence our continuing and potential independent associates and members to buy products from competitors rather than from us. Such competition could adversely affect our business and current market share.

  12.  A downturn in the economy has affected consumer purchases of discretionary items such as the health and wellness products that we offer, which could continue to have an adverse effect on our business, financial condition, profitability and cash flows.

We appeal to a wide demographic consumer profile and offer a broad selection of health and wellness products. A downturn in the economy has adversely impacted consumer purchases of discretionary items such as health and wellness products. During calendar years 2008 and 2009, the United States and global economies slowed dramatically as a result of a variety of serious problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets and volatility in worldwide stock markets. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S. and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. These economic conditions could cause many of our existing and potential associates to delay or reduce purchases of our products for some time, which in turn could continue to harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict the duration of these economic conditions or the impact they will have on our consumers or business. For additional information regarding current economic conditions and their impact on our results of operations, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

  13.  If our network marketing activities do not comply with government regulations, our business could suffer.

Many governmental agencies regulate our network marketing activities. A government agency’s determination that our business or our independent associates have significantly violated a law or regulation could adversely affect our business. The laws and regulations regulating network marketing generally intend to prevent fraudulent or deceptive schemes. Our business faces constant regulatory scrutiny due to the interpretive and enforcement discretion given to regulators, periodic misconduct by our independent associates, adoption of new laws or regulations, and changes in the interpretation of new or existing laws or regulations. In July 2007, the Texas Attorney General filed suit against us, MannaRelief Ministries, Samuel L.Caster, the Fisher Institute, and H. Reginald McDaniel alleging violations of the Texas Deceptive Trade Practices Act and the Texas Food, Drug and Cosmetic Act. On February 26, 2009, we reached an agreement with the Texas Attorney General’s office settling the enforcement action. Without admitting any wrongdoing, we have agreed to refund up to $4 million to members who purchased Company products between September 1, 2002 and August 1, 2007, and to pay $2 million to cover fees and expenses of Texas regulators. The settlement does not include any fine or penalty against the Company. We have also made and agreed to make certain corporate governance changes required by the Texas Attorney General’s office and agreed not to violate certain provisions of the Texas Deceptive Trade Practices Act and Texas Food, Drug and Cosmetic Act. If we are unable to comply fully with the provisions of the settlement, Texas regulators could pursue further remedies that may impact our business.

In addition, in the past and as a result of the industry in which we operate, we have experienced inquiries regarding specific independent associates. We have complied and fully cooperated with all regulatory agencies in connection with such inquiries and are also required by regulatory authorities to disclose any on-going significant regulatory actions.

  14.  If government regulations regarding network marketing change or are interpreted or enforced in a manner adverse to our business, we may be subject to new enforcement actions and material limitations regarding our overall business model.

Network marketing is always subject to extensive governmental regulations, including foreign, federal, and state regulations. Any change in legislation and regulations could affect our business. Furthermore, significant penalties could be imposed on us for failure to comply with various statutes or regulations. Violations may result from:

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

Our operation is subject to extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints at the federal, state, and local levels in our domestic and foreign markets. These regulations primarily involve the following:

•	the formulation, manufacturing, packaging, labeling, distribution, importation, sale, and storage of our products;

•	the health and safety of dietary supplements, cosmetics and foods;

•	trade practice laws and network marketing laws;

•	our product claims and advertising by our independent associates;

•	our network marketing system;

•	pricing restrictions regarding transactions with our foreign subsidiaries or other related parties and similar regulations that affect our level of foreign taxable income;

•	the assessment of customs duties;

•	further taxation of our independent associates, which may obligate us to collect additional taxes and maintain additional records; and

•	export and import restrictions.

Any unexpected new regulations or changes in existing regulations could significantly restrict our ability to continue operations, which could adversely affect our business. For example, changes regarding health and safety, and food and drug regulations for our nutritional products could require us to reformulate our products to comply with such regulations.

In some foreign countries, nutritional products are considered foods, while other countries consider them drugs. Future health and safety, or food and drug, regulations could delay or prevent our introduction of new products or suspend or prohibit the sale of existing products in a given country or marketplace. In addition, if we expand into other foreign markets, our operations or products could also be affected by the general stability of foreign governments and the regulatory environment relating to network marketing and our products. If our products are subject to high customs duties, our sales and competitive position could suffer as compared to locally produced goods. Furthermore, import restrictions in certain countries and jurisdictions could limit our ability to import products from the United States.

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

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which will impose additional restrictions or requirements. In several of our markets, new regulations have been adopted or are likely to be adopted in the near-term that will impose new requirements, make changes in some classifications of supplements under the regulations, or limit the claims we can make. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. In Europe for example, we are unable to market supplements that contain ingredients that have not been previously marketed in Europe (“novel foods”) without going through an extensive registration and approval process. Europe is also expected to adopt additional regulations in the near future to set new limits on acceptable levels of nutrients. The FDA has implemented GMPs for the US nutritional supplement industry. Our operations could be harmed if new regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable regulatory requirements, or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

17.  If our international markets are not successful, our business could suffer.

We currently sell our products in the international markets of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden. Nonetheless, our international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If we do not adequately address such issues, our international markets may not meet growth expectations. Our international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

•	inflation;

•	the renegotiation or modification of various agreements;

•	increases in custom duties and tariffs;

•	changes and limits in export controls;

•	government regulations and laws;

•	trademark availability and registration issues;

•	changes in exchange rates;

•	changes in taxation;

•	wars and other hostilities; and

•	changes in the perception of network marketing.

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

These systems and operations are vulnerable to damage and interruption from fires, earthquakes, telecommunications failures, and other events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Although we maintain an extensive security system and disaster recovery program that was developed under the guidelines published by the National Institute of Standards of Technology, a long-term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business.

19.  Currency exchange rate fluctuations could reduce our overall profits.

In 2009 and 2008, we recognized 51.4% and 46.9%, respectively, of our net sales in markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date we have not entered into any hedging contracts or participated in any hedging or derivative activities.

  20.  We may be held responsible for certain taxes or assessments relating to the activities of our independent associates, which could harm our financial condition and operating results.

Our independent associates are subject to taxation and, in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate tax records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors. In the event that local laws and regulations require us to treat our independent distributors as employees, or if our distributors are deemed by local regulatory authorities to be our employees rather than independent contractors we may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

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

In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies. The changes sometimes appear to occur without regard to specific operating performance. The price of our common stock in the open market could fluctuate based on factors that have little or nothing to do with us or that are outside of our control.

  22.  Certain shareholders, directors, and officers own a significant amount of our stock, which could allow them to influence corporate transactions and other matters.

 As of December 31, 2009, our directors, executive officers, and a major shareholder, collectively with their families and affiliates, beneficially owned approximately 40.5% of our total outstanding common stock. As a result, if any of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

23.  We have implemented anti-takeover provisions that may help discourage a change of control.

Certain provisions in our articles of incorporation, bylaws, and the Texas Business Organization Code help discourage unsolicited proposals to acquire our company, even if the proposal may benefit our shareholders. Our articles of incorporation authorize the issuance of preferred stock without shareholder approval. Our Board of Directors has the power to determine the price and terms of any preferred stock. The ability of our Board of Directors to issue one or more series of preferred stock without shareholders’ approval could deter or delay unsolicited changes of control by discouraging open market purchases of our common stock or a non-negotiated tender or exchange offer for our common stock. Discouraging open market purchases may be disadvantageous to our shareholders who may otherwise desire to participate in a transaction in which they would receive a premium for their shares.

In addition, other provisions may also discourage a change of control by means of a tender offer, open market purchase, proxy contest or otherwise. Our charter documents provide for three classes of directors on our Board of Directors with members of each class serving staggered three year terms. Also, the Texas Business Organization Code restricts, subject to exceptions, business combinations with any “affiliated shareholder.” Any or all of these provisions could delay, deter or help prevent a takeover of our Company and could limit the price investors are willing to pay for our common stock.

  24.  We are not required to pay dividends, and our Board of Directors may decide not to declare dividends in the future.

The declaration of dividends on our common stock is solely within the discretion of our Board of Directors, subject to limitations under Texas law stipulating that dividends may not be paid if payment therefore would cause the corporation to be insolvent or if the amount of the dividend would exceed the surplus of the corporation. Our Board of Directors may decide not to declare dividends or we could be prevented from declaring a dividend because of legal or contractual restrictions. The failure to pay dividends could reduce our stock price. Our Board of Directors suspended dividends in August 2009. We may not resume payment of dividends in the future.

25.  Concentration Risk

A significant portion of our revenue is derived from our core Ambrotose® complex products which include the Ambrotose® products and Advanced Ambrotose® products. A decline in sales value of such legacy products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from the core Ambrotose® products were as follows for the years ended December 31, 2009 and 2008 (in thousands, except percentages):

	2009		2008
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$65,360	22.6%	$85,980	25.8%
Ambrotose®	25,413	8.8%	33,748	10.1%
Total	$90,773	31.4%	$119,728	35.9%

We are not exposed to customer concentration risk as no single independent associate has ever accounted for more than 10% of our consolidated net sales.

Circumstances and conditions may change. Accordingly, additional risks and uncertainties not currently known, or that we currently deem not material, may also adversely affect our business operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size		Original term		Expiration date
Coppell, Texas (corporate headquarters)	110,000	sq. feet	10	years	March 2017
Coppell, Texas (distribution center)	75,000	sq. feet	10	years	March 2017
St. Leonards, Australia (Australian headquarters)	850	sq. meters(1)	5	years	August 2013
Didcot, Oxfordshire (combined U.K. headquarters and distribution center)	16,631	sq. feet	5	years	July 2011
Minato-ku, Tokyo, Japan (Japanese headquarters)	296	Tsubos(2)	2	years	November 2010
Kangnam-gu, Seoul, Korea (Republic of Korea headquarters)	625	Pyung (3)	2	years	June 2010
Taipei, Taiwan (Taiwan headquarters)	254	pings (4)	3	years	November 2010
Zug, Switzerland (Switzerland headquarters)	680	sq. meters(5)	5	years	October 2013
Markham, Ontario (Canada headquarters)	3,097	sq. feet	3	years	September 2012
Bedfordview, South Africa	383	sq. meters(6)	5	years	March 2015

______________________
(1) Approximately 9,149 square feet.
(2) Approximately 10,538 square feet.
(3) Approximately 22,190 square feet.
(4) Approximately 9,021 square feet.
(5) Approximately 7,324 square feet.
(6) Approximately 4,119 square feet.

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

Item 3.    Legal Proceedings

See “Litigation” in Note 13 of the Notes to our Consolidated Financial Statement, which is incorporated herein by reference.

Item 4.    Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock. On February 12, 1999, we completed our initial public offering and on February 16, 1999, our common stock began trading on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol “MTEX.” On July 1, 2006, the NASDAQ National Market was renamed the NASDAQ Global Market. In conjunction with its renaming, NASDAQ Global Market created the new NASDAQ Global Select Market, a segment of the NASDAQ Global Market with the highest initial listing standards of any exchange in the world. Beginning July 3, 2006, NASDAQ moved our common stock to the NASDAQ Global Select Market. As of March 5, 2010, the total number of outstanding shares of our common stock was 26,480,788 and the closing price on such date was $4.04. Below are the high and low closing prices of Mannatech’s common stock as reported on the NASDAQ for each quarter of the fiscal years ended December 31, 2009 and 2008:

2009:	Low	High
First Quarter	$2.50	$3.90
Second Quarter	$2.97	$4.73
Third Quarter	$3.13	$4.80
Fourth Quarter	$2.34	$3.89
2008:
First Quarter	$5.09	$8.49
Second Quarter	$5.44	$7.39
Third Quarter	$3.48	$6.96
Fourth Quarter	$1.88	$4.41

Holders. As of March 5, 2010, there were approximately 3,300 shareholders of record who held approximately 27% of our common stock directly and approximately 150 security brokers and dealers who held approximately 73% of our common stock on behalf of approximately 11,000 shareholders.

Dividends. We began paying dividends in 2004. During 2009 and 2008, we declared and paid the following dividends on our common stock:

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

Our quarterly cash dividends were $0.09 per share for the first and second quarters of 2008, and $0.02 per share for the third and fourth quarters of 2008 and the first and second quarters of 2009. In the third quarter of 2009, the Board of Directors suspended the quarterly cash dividend payment to shareholders due to the recent company financial performance, protracted worldwide economic recession, and the internal funding needs of new initiatives designed to accelerate sales and associate recruitment of the Company. See “Risk Factors—We are not required to pay dividends, and our Board of Directors may decide not to declare dividends in the future” in item 1A of this Form 10-K for further discussion related to future payment of dividends.

Stock Options.

The following table provides information as of March 5, 2010 about our common stock that may be issued upon the exercise of stock options under our existing stock option plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan	1,675,060	$4.95	228,684
Equity compensation plans not approved by Shareholders	—	—	—
Total	1,675,060		228,684

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

Sales of Unregistered Securities.

None.

Uses of Proceeds from Registered Securities.

None.

Issuer Purchases of Equity Securities.

None.

Performance Graph.

Our common stock began trading on the NASDAQ Global Market (formerly the NASDAQ National Market) on February 16, 1999. Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common stock with the cumulative total return of the S&P Midcap Index and a market weighted index of publicly traded peers for the period from December 31, 2004 through December 31, 2009. The comparison assumes that $100 is invested in shares of our common stock, the S&P Midcap Index and an index of publicly traded peers on January 1, 2005, and that all dividends were reinvested. The publicly-traded companies in our peer group are Schiff Nutrition International Inc. (NYSE Symbol WNI), Herbalife Ltd. (NYSE Symbol HLF) Nature’s Sunshine Products, Inc. (NYSE Symbol NATR), USANA Health Sciences, Inc.(NADSAQ Symbol USNA), and Nu Skin Enterprises, Inc. (NYSE Symbol NUS).

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG MANNATECH, INCORPORATED, S&P MIDCAP INDEX AND PEER GROUP INDEX

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
2004
2005
2006
2007
2008
2009
Mannatech
S&P MidCap Index
Peer Group Index

ASSUMES $100 INVESTED ON JAN. 01, 2005
ASSUMES DIVIDEND REINVESTED

Measurement Period	Mannatech	S&P Midcap Index	Peer Group Index
December 31, 2005	$73.92	$112.56	$116.04
December 31, 2006	$80.55	$124.17	$136.19
December 31, 2007	$35.85	$134.08	$128.00
December 31, 2008	$14.49	$85.50	$83.37
December 31, 2009	$18.62	$83.37	$156.84

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

	2009	2008(3)	2007(2)	2006(1)	2005
Consolidated Statements of Operations Data:	(in thousands, except per share amounts)
Net sales	$289,705	$332,703	$412,678	$410,069	$389,383
Gross profit	$96,477	$134,544	$163,846	$169,393	$159,204
Income (loss) from operations	$(25,594)	$(14,499)	$7,609	$44,074	$45,610
Net income (loss)	$(17,368)	$(12,628)	$6,594	$32,390	$28,647
Earnings (loss) Per Common Share:
Basic	$(0.66)	$(0.48)	$0.25	$1.22	$1.06
Diluted	$(0.66)	$(0.48)	$0.25	$1.19	$1.03
Weighted-Average Common Shares Outstanding:
Basic	26,467	26,461	26,443	26,598	26,990
Diluted	26,467	26,461	26,893	27,219	27,771
Other Financial Data:
Capital expenditures	$4,896	$5,633	$13,446	$27,216	$13,114
Dividends declared per common share	$0.04	$0.22	$0.36	$0.32	$0.29
Consolidated Balance Sheet Data:
Total assets	$102,302	$124,058	$152,454	$152,235	$122,795
Long-term obligations, excluding current portion	$8,339	$9,813	$9,431	$11,402	$4,964

_______________________________
(1) We capitalized $18.4 million of costs related to our internally-developed software projects, which were completed in April 2007. In addition, we recognized an income tax benefit of $3.3 million associated with income tax credits for our research and experimentation activities.
(2) We recorded $5.3 million of legal costs related to ongoing litigation matters.
(3) We recorded $5.7 million of legal costs related to ongoing litigation matters.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the three years ended December 31, 2009, 2008, and 2007. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements and related Notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

Company Overview

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden. The United States location processes orders for the United States, Canada, and South Africa. The Australian location processes orders for Australia, New Zealand, and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark, Germany, Austria, the Netherlands, Norway, and Sweden. The Japan, Republic of Korea, and Taiwan locations process orders for their local markets only. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets and coordinates our continued global expansion.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 513,000 independent associates and members who have purchased our products and/or packs within the last 12 months, which we refer to as current independent associates and members. New recruits and pack sales are regarded as leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in sixteen different countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells the same types of products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of existing independent associates and members, entry into new markets and growth of existing markets, niche market development, new product introduction, and investment in our infrastructure.

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

During 2008 and 2009, in response to adverse market conditions, we implemented various initiatives to reduce expenses, including the suspension of matching contributions under our 401(k) employee savings plan, reduction in workforce, and cutback of other discretionary costs such as outside services, travel and overtime. We also reduced the level of our quarterly cash dividend in 2008 and suspended the dividend in August of 2009 while we focus all funding on the growth of the business. By establishing a culture of expense control and accountability, we achieved a significant decrease in operating costs in 2009 and positioned our business to generate incremental profits as sales increase. Our intent is to maintain a strong level of expense control and systematically review all expenditures with the goal of prudently managing our business. At the same time, we remain committed to our strategic plan of developing new, innovative, and scientifically-validated products, international expansion, strengthening financial results, and adding value to our shareholders and independent associates.

We continued expansion into new international markets and, on September 5, 2009, began selling products in Austria, the Netherlands, Norway, and Sweden. Among the available products are the Company’s Advanced Ambrotose® capsules and powder, Ambrotose AO® capsules, Phytomatrix™ caplets, Plus™ tablets and OsoLean™ fat loss powder.

Our expansion to 37 million people through the combined populations of these four additional markets increases our independent associates’ ability to build their businesses in Europe. Entry into these four countries compliments our existing presence in the United Kingdom, Germany, and Denmark while highlighting our continued focus on global expansion.

We continue to focus on new product development. In the third quarter of 2009, we launched Essential Source™ Omega-3, which provides EPA/DHA essential fatty acids. In the fourth quarter, we launched our newest product, PhytoBurst™ Nutritional Chews. PhytoBurst™ chews are soft lemon and mixed-berry flavored supplements designed to support the modern diet with balanced nutrition from a food-sourced vitamin complex, minerals, phytonutrients, and antioxidants. Sales of Bounce-Back™ capsules and OsoLean™ powder, two products introduced in 2008, also remained strong in 2009.

In addition to our innovative product development, we continue to invest in research for our existing products. Recent results of a randomized, double-blind, placebo-controlled study validated that Ambrotose® has beneficial effects on the immune system, digestive tract, and cognitive functioning. Ambrotose®, a glyconutrient product originally launched in 1996, is still our best-selling product. Five additional clinical and pre-clinical studies are scheduled to be conducted in 2010.

We strive to ensure all of our products meet the strictest quality guidelines. In the third quarter of 2009, Bounce-Back™ capsules received NSF certification and became the ninth Mannatech products to receive this designation. NSF International is an independent, not-for-profit, public health certification organization that ensures a product’s label accurately reflects the contents of the supplement, that all ingredients are openly disclosed on the label. Additionally, NSF assesses each manufacturing site to ensure it complies with Good Manufacturing Practices and will not certify a product unless the manufacturer passes these audits. NSF certifications exemplify our commitment to offering our customers the highest quality products. We intend to carry the NSF certification mark on the supplements’ labels and promotional materials. We will continue to seek NSF certification on our entire product line to demonstrate the ultimate quality of Mannatech products.

We remain committed to providing value to our independent associates. In January 2009, we announced a new, simplified offering, which features a $499 Premium/All-Star Pack in United States, Canada, and South Africa. Developed in response to the current economic crisis, this more affordable pack includes more than $600 in products. The enhanced compensation plan allows independent sales associates to start their business building opportunity in the wellness industry at a lower cost. The new $499 Premium/All-Star Pack has proven to be popular and is responsible for an improvement in domestic pack sales as well as recruiting in 2009. Increases in pack sales and recruiting are leading indicators of future long-term profitable growth.

We have realigned our management structure to provide a stronger foundation for growth and better align our organization with our long-term goals. In November of 2009, we created a new Senior Executive Office comprised of three executives, including Chief Financial Officer Steve Fenstermacher and Chief Science Officer Dr. Rob Sinnott as co-CEOs and Randy Bancino, senior vice president, as President of Global Business Operations and Expansion. As co-CEOs, Mr. Fenstermacher and Dr. Sinnott act collectively as our chief executive officers and are responsible for overall operations of the Company. Mr. Bancino reports to Mr. Fenstermacher and Dr. Sinnott. Various management responsibilities are shared between these three officers to better serve our strategic objectives. We believe this new management structure will best utilize the diverse skill sets of three of our most seasoned executives.

In addition, we continue to improve management and in September 2009 Claire Zevalkink joined Mannatech as senior vice president and chief global marketing officer. Ms. Zevalkink has extensive executive experience in the multi-level marketing industry that includes marketing, global brand management, brand communications, new business development and sales training.

We believe that efficiencies gained from these organizational changes will help us to improve cost controls and distinguish us in the marketplace by adding emphasis on brand management, associate recruitment, supply chain excellence, new product development, and international expansion.

We believe aggressive cost reduction, new product introduction, international expansion, improved associate recruitment, financial discipline, and organizational realignment will enable us to effectively manage through the challenging economy. We believe these recent changes to our business model will position us to support future long-term profitable growth.

Results of Operations

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2009 and 2008 (in thousands, except percentages).

	2009		2008		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$289,705	100%	$332,703	100%	$(42,998)	(12.9)%
Cost of sales	46,813	16.2%	48,564	14.6%	(1,751)	(3.6)%
Commissions and incentives	146,415	50.5%	149,595	45.0%	(3,180)	(2.1)%
	193,228	66.7%	198,159	59.6%	(4,931)	(2.5)%
Gross profit	96,477	33.3%	134,544	40.4%	(38,067)	(28.3)%

Operating expenses:
Selling and administrative expenses	69,997	24.2%	81,077	24.4%	(11,080)	(13.7)%
Depreciation and amortization	12,333	4.3%	12,310	3.7%	23	0.2%
Other operating costs	39,741	13.7%	55,656	16.7%	(15,915)	(28.6)%
Total operating expenses	122,071	42.1%	149,043	44.8%	(26,972)	(18.1)%
Loss from operations	(25,594)	(8.8)%	(14,499)	(4.4)%	(11,095)	(76.5)%
Interest income	473	0.2%	1,604	0.5%	(1,131)	(70.5)%
Other income (expense), net	1,046	0.4%	(5,303)	(1.6)%	6,349	119.7%
Loss before income taxes	(24,075)	(8.3)%	(18,198)	(5.5)%	(5,877)	(32.3)%
Benefit for income taxes	6,707	2.3%	5,570	1.7%	1,137	20.4%
Net loss	$(17,368)	(6.0)%	$(12,628)	(3.8)%	$(4,740)	(37.5)%

    For geographical purposes, consolidated net sales primarily shipped to customers by location for the years ended December 31, 2009 and 2008 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2009		2008
United States	$140.7	48.6%	$176.9	53.1%
Japan	42.0	14.5%	44.8	13.5%
Republic of Korea	26.4	9.1%	35.7	10.7%
Canada	23.0	7.9%	23.6	7.1%
Australia	22.9	7.9%	26.1	7.8%
South Africa(1)	13.2	4.6%	5.5	1.7%
Taiwan	6.6	2.3%	5.2	1.6%
New Zealand	4.3	1.5%	5.2	1.6%
United Kingdom	3.3	1.0%	4.7	1.4%
Germany	3.2	1.1%	3.8	1.1%
Denmark	1.6	0.6%	1.2	0.4%
Singapore(2)	1.5	0.5%	—	—%
Austria(3)	0.3	0.1%	—	—%
Norway(3)	0.3	0.1%	—	—%
The Netherlands(3)	0.2	0.1%	—	—%
Sweden(3)	0.2	0.1%	—	—%
Totals	$289.7	100%	$332.7	100%
_________________________
(1) South Africa began operations in May 2008.
(2) Singapore began operations in November 2008.
(3) Austria, the Netherlands, Norway, and Sweden began operations in September 2009.

Net Sales

For the year ended December 31, 2009, our operations outside of the United States accounted for approximately 51.4% of our consolidated net sales, whereas in the same period in 2008, our operations outside of the United States accounted for approximately 46.9% of our consolidated net sales.

Consolidated net sales for the year ended December 31, 2009 decreased by $43 million, or 12.9%, to $289.7 million as compared to $332.7 million for the same period in 2008. Domestic sales decreased $36.2 million, while international sales decreased $6.8 million. Despite this overall decrease, we have a positive outlook for future growth and increasing net sales as we continue to develop innovative products, actively recruit new associates, and expand internationally.

Fluctuation in foreign currency exchange rates had an overall unfavorable impact on our net sales of approximately $4.6 million for year ended December 31, 2009. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the year ended December 31, 2008.

    Net sales by country in local currency for the year ended December 31, 2009 and 2008 were as follows (in millions, except percentages):

				Change
Country	Currency	2009	2008	Local currency	Percentage
Australia and Singapore(1)	AUD	31.1	31.0	0.1	0.3%
Austria, Germany, Netherlands(2)	EUR	2.6	2.6	—	—
Denmark	DKK	8.6	6.3	2.3	36.5%
Japan	JPY	3,890.7	4,584.3	(693.6)	(15.1)%
Korea	KRW	33,366.8	38,733.4	(5,366.6)	(13.9)%
New Zealand	NZD	6.9	7.3	(0.4)	(5.5)%
Norway(2)	NOK	2.0	—	2.0	—
South Africa(3)	ZAR	109.8	47.4	62.4	131.6%
Sweden(2)	SEK	1.2	—	1.2	—
Taiwan	TWD	217.4	165.4	52.0	31.4%
United Kingdom	GBP	2.1	2.6	(0.5)	(19.2)%
_________________________
(1) Singapore began operations in November 2008.
(2) Austria, the Netherlands, Norway, and Sweden began operations in September 2009.
(3) South Africa began operations in May 2008.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of independent associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

			Change
	2009	2008	Dollar	Percentage
Product sales	$213.9	$260.5	$(46.6)	(17.9)%
Pack sales	62.1	57.7	4.4	7.6%
Other, including freight	13.7	14.5	(0.8)	(5.5)%
Total net sales	$289.7	$332.7	$(43.0)	(12.9)%

Although there was an overall decrease in consolidated net sales for the year ended December 31, 2009, as compared to the same period in 2008, which was primarily due to a decline in the volume of product sales, there was an increase in pack sales, creating a positive outlook for future product sales. Pack sales generally correlate to new independent associates who purchase starter packs and to continuing independent associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing independent associates and members because independent associates and members utilize products at different volumes.

Product Sales

Substantially all of our product sales are made to independent associates at published wholesale prices. We also sell our products to independent members at discounted published retail prices.

For the year ended December 31, 2009, product sales decreased $46.6 million, or 17.9%, to $213.9 million, as compared to $260.5 million for the same period in 2008. The $46.6 million decrease in product sales was comprised of a decrease in existing product sales of $38.5 million and a decrease in new product sales of $8.1 million. We believe the decrease in product sales was primarily due to the macro-economic factors negatively impacting our company.

The following new products were introduced during 2009:

•	Mannatech Optimal Skin Care System products in certain international markets;

•	OsoLean™ powder and/or OsoLean™ single use packets in all of our markets;

•	Various promotional packages in United States, Canada, South Africa, Taiwan, and Australia;

•	Health Solutions Starter packs in Australia, Singapore, and New Zealand;

•	GlycoSlim® drink mix in certain international markets;

•	Emprizone® in Japan;

•	Essential Source™ Omega 3 in United States, Canada, and South Africa;

•	PhytoBurst™ Nutritional Chews in United States, Canada and South Africa;

•	GI-ProBalance™ in South Korea; and

•	Various Optimal Health, Weight and Fitness products in Austria, the Netherlands, Norway and Sweden;

Pack Sales

Packs may be purchased by our independent associates who wish to build a Mannatech business. These packs are offered to our independent associates at a discount from published retail prices. There are several pack options available to our associates. In certain markets, pack sales are concluded during the associate registration process and can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates can also purchase an upgrade pack, which provides associates with additional promotional materials and eligibility for additional commissions and incentives. Many of our business-building independent associates also choose to purchase renewal packs to satisfy annual renewal requirements to continue to earn various commissions.

Pack sales associated with the number of independent associates can be analyzed as follows, for the years ended December 31 (in millions except percentages and independent associate information):

	2009		2008
	Number of independent associates and members	Pack sales	Number of independent associates and members	Pack sales	Percentage and dollar change of pack sales
New	145,000	$39.6	133,000	$28.0	$11.6	41.4%
Continuing	368,000	22.5	398,000	29.7	(7.2)	(24.2)%
Total	513,000	$62.1	531,000	$57.7	$4.4	7.6%

Total pack sales for the year ended December 31, 2009 increased by $4.4 million, or 7.6%, to $62.1 million, as compared to $57.7 million for the same period in 2008. The overall increase in total pack sales was composed of an increase of $11.6 million related to a larger number of new independent associates purchasing starter packs, offset by a decrease of $7.2 million related to a decline in the number of renewal and upgrade packs purchased by our continuing independent associates.

The number of new and continuing independent associates and members who purchased our packs and/or products during the twelve months ended December 31, was as follows:

	2009		2008
New	145,000	28%	133,000	25%
Continuing	368,000	72%	398,000	75%
Total	513,000	100%	531,000	100%

Although there was an overall decrease of 18,000, or 3.4%, for the year ended December 31, 2009 in associate activity as compared to the same period in 2008, which was due to fewer continuing independent associates and members, we had an increase in the number of new recruits. We consider new recruits to be a leading indicator of continued long-term success due to anticipated future sales. Due to the increase in new recruits, there was an increase in the number of starter pack sales as compared to the same period in 2008; but the decline in continuing independent associates resulted in a corresponding decline in renewal and upgrade pack sales as compared to the same period in 2008. The $499 Premium/All-Star Pack was successfully launched in United States, Canada, and South Africa in January 2009 and had stronger than expected sales and was responsible for an improvement in recruiting in 2009. Our new recruits increased by 9.2 % for the year ended December 31, 2009 as compared to the same period in 2008. During 2008 and 2009, we took the following actions to help increase the number of independent associates and members:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;

•	focused on new product development;

•	explored new international markets;

•	launched an aggressive marketing and educational campaign;

•	strengthened compliance initiatives;

•	concentrated on publishing results of research studies and clinical trials related to our products;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition;

•	implemented changes to our global associate career and compensation plan;

•	introduced new products in many of our global markets;

•	introduced the $499 Premium/All-Star Pack into United States, Canada, and South Africa in January 2009; and

•	expanded into four new international markets in early fall of 2009.

Other Sales

Other sales consisted of (i) sales of promotional materials; (ii) training and event registration fees; (iii) monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database for our independent associates that helps stimulate product sales and provide business management; (iv) freight revenue charged to our independent associates and members; and (v) a reserve for estimated sales refunds and returns.

For the year ended December 31, 2009, other sales decreased by $0.8 million, or 5.5%, to $13.7 million as compared to $14.5 million for the same period in 2008. The decrease in other sales primarily consisted of a $1.7 million decrease in freight fees due to the decrease in product shipments, as well as a $0.4 million decrease in Success Tracker™ and training fees and a $0.1 million decrease in sales of promotional materials, partially offset by a net change in sales refunds and returns of $1.3 million and a $0.1 increase in associate services.

Gross Profit

For the year ended December 31, 2009, gross profit decreased by $38 million, or 28.3%, to $96.5 million as compared to $134.5 million for the same period in 2008. For the year ended December 31, 2009, gross profit as a percentage of net sales decreased to 33.3% as compared to 40.4% for the year ended December 31, 2008. The reduction in gross profit is due to the decline in sales as well as the increase in commissions and incentives and cost of sales as a percentage of net sales.

Cost of sales decreased for the year ended December 31, 2009, by 3.6%, or $1.8 million to $46.8 million as compared to $48.6 million for the same period in 2008. Cost of sales as a percentage of net sales increased to 16.2% as compared to 14.6% for the same period in 2008. This increase was a result of an increase in freight cost, as well as the level of discount carried by the $499 Premium/All-Star Pack.

Commission costs decreased for the year ended December 31, 2009, by 2.7%, or $3.8 million, to $138.3 million as compared to $142.1 million for the same period in 2008. The decrease in commissions was primarily related to the decrease in commissionable net sales. For the year ended December 31, 2009, commissions as a percentage of net sales increased to 47.7% as compared to 42.7% for the same period of 2008, which was due to the introduction of the new $499 Premium/All-Star Pack in January of 2009 and the related pack bonuses.

Incentive costs increased for the year ended December 31, 2009, by 8%, or $0.6 million, to $8.1 million as compared to $7.5 million for the same period in 2008. The costs of incentives, as a percentage of net sales, increased to 2.8% for the year ended December 31, 2009, as compared to 2.3% for the same period in 2008.

The increase in total costs of annual incentives was the result of the number of independent associates who qualified for annual incentives, which increased in 2009 by 170.3% to 2,403 as compared to 889 in 2008.  The increase in qualifiers for the annual incentive is primarily related to higher associate recruiting activity during 2009 and the introduction of the $499 Premium/All-Star Pack.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the year ended December 31, 2009, overall selling and administrative expenses decreased $11.1 million, or 13.7%, to $70 million as compared to $81.1 million for the same period in 2008. Selling and administrative expenses, as a percentage of net sales for the year ended December 31, 2009, decreased to 24.2%, as compared to 24.4% for the same period in 2008. Compensation and compensation-related costs decreased $9.4 million due to staff reductions in the first quarter of 2009. Freight costs decreased by $1.1 million due to a decrease in product shipments, and selling and marketing expenses decreased $0.6 million.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Generally, changes in other operating costs are associated with the changes in our net sales.

For the year ended December 31, 2009, other operating costs decreased by $16 million, or 28.6%, to $39.7 million as compared to $55.7 million for the same period in 2008. For the year ended December 31, 2009, other operating costs as a percentage of net sales decreased to 13.7% compared to 16.7 % for the same period in 2008. The decrease in other operating costs was primarily due to a $6.9 million reduction in legal expenses, as a result of 2008 litigation settlements, and a $5.9 million reduction in consulting fees. The decrease also consisted of a $1.2 million reduction in credit card fees, $0.6 million reduction in travel, $0.3 million reduction in repairs and maintenance, $0.1 million reduction in royalties, and $1.1 million reduction in miscellaneous other operating expenses; slightly offset by an increase of $0.1 million in research and development expense.

Depreciation and Amortization Expense

For the year ended December 31, 2009, depreciation and amortization expense was $12.3 million and remained relatively flat as compared to the same period in 2008.  However, as a percentage of net sales, depreciation and amortization expense increased to 4.3% from 3.7% for the same period in 2008.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2009	2008
Australia	30.0%	30.0%
Canada	33.0%	33.0%
Denmark	25.0%	25.0%
Japan	42.0%	42.0%
Norway	28.0%	N/A
Republic of Korea	24.2%	27.5%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	26.3%	N/A
Switzerland	16.2%	16.2%
Taiwan	25.0%	25.0%
United Kingdom	28.0%	28.0%
United States	37.5%	37.5%

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes, (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction.

In the fourth quarter of 2009, we reversed a valuation allowance against certain deferred tax assets as a result of new tax legislation that allowed the carry back of net operating losses for five years instead of two. This reversal resulted in an increase in tax benefit of approximately $3.0 million for the quarter and year ended December 31, 2009.

As of December 31, 2009 and 2008, we maintained our valuation allowance for deferred tax assets in the following table (in millions), as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in Topic 740, cannot be met.

Country	2009	2008
Switzerland	$0.3	$0.0
Taiwan(1)	0.9	0.9
United States	1.1	0.0
Total	$2.3	$0.9
_________________________
(1) The 2009 valuation allowance for Taiwan was adjusted to reflect the tax rate change effective for 2010. Without the rate change, the Taiwan valuation allowance would have been $1.1 million.

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in taxable income among countries. For the year ended December 31, 2009, our effective income tax rate decreased to 27.9% from 30.6% for the same period in 2008. For 2009, the Company’s effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of  increases in the valuation allowance for deferred tax assets and favorable differences from foreign operations. For 2008, the Company’s effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of favorable differences from foreign operations.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2008 and 2007 (in thousands, except percentages).

	2008		2007		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$332,703	100.0%	$412,678	100.0%	$(79,975)	(19.4)%
Cost of sales	48,564	14.6%	59,765	14.5%	(11,201)	(18.7)%
Commissions and incentives	149,595	45.0%	189,067	45.8%	(39,472)	(20.9)%
	198,159	59.6%	248,832	60.3%	(50,673)	(20.4)%
Gross profit	134,544	40.4%	163,846	39.7%	(29,302)	(17.9)%

Operating expenses:
Selling and administrative expenses	81,077	24.4%	84,298	20.4%	(3,221)	(3.8)%
Depreciation and amortization	12,310	3.7%	10,236	2.5%	2,074	20.3%
Other operating costs	55,656	16.7%	61,703	15.0%	(6,047)	(9.8)%
Total operating expenses	149,043	44.8%	156,237	37.9%	(7,194)	(4.6)%
Income from operations	(14,499)	(4.4)%	7,609	1.8%	(22,108)	(290.6)%
Interest income	1,604	0.5%	2,700	0.7%	(1,096)	(40.6)%
Other income (expense), net	(5,303)	(1.6)%	180	0.0%	(5,483)	(3046.1)%
Income before income taxes	(18,198)	(5.5)%	10,489	2.5%	(28,687)	(273.5)%
Provision for income taxes	5,570	1.7%	(3,895)	(0.9)%	9,465	243.0%
Net income (loss)	$(12,628)	(3.8)%	$6,594	1.6%	$(19,222)	(291.5)%

For geographical purposes, consolidated net sales primarily shipped to customers by location for the years ended December 31, 2008 and 2007 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2008		2007
United States	$176.9	53.1%	$244.5	59.2%
Japan	44.8	13.5%	42.3	10.3%
Republic of Korea	35.7	10.7%	44.0	10.7%
Australia	26.1	7.8%	29.4	7.1%
Canada	23.6	7.1%	27.4	6.6%
South Africa(1)	5.5	1.7%	—	—
New Zealand	5.2	1.6%	6.9	1.7%
Taiwan	5.2	1.6%	5.4	1.3%
United Kingdom	4.7	1.4%	6.7	1.6%
Germany	3.8	1.1%	4.6	1.1%
Denmark	1.2	0.4%	1.5	0.4%
Totals	$332.7	100%	$412.7	100%
_________________________
(1) South Africa began operations in May 2008.

Net Sales

For the year ended December 31, 2008, our operations outside of the United States accounted for approximately 46.9% of our consolidated net sales, whereas in the same period in 2007, our operations outside of the United States accounted for approximately 40.8% of our consolidated net sales.

Consolidated net sales for the year ended December 31, 2008 decreased by $80 million, or 19.4%, to $332.7 million as compared to $412.7 million for the same period in 2007. Expanding our business to South Africa in the second quarter of 2008 accounted for net sales of $5.5 million. Operations in Japan continued to grow as seen by a $2.5 million increase in net sales for 2008 as compared to 2007. These increases were offset by a decrease in United States, Canada, and international net sales of $71.4 million and $16.6 million, respectively, as compared to 2007. This decrease in net sales was a result of independent associate and member concerns about certain negative publicity as well as a weakened economy. Overall, the appreciation/depreciation of foreign currencies during 2008 had approximately a $0.1 million favorable impact on net sales in 2008, with a favorable first half impact essentially offset by unfavorable second half results.

Net sales by country in local currency for the year ended December 31, 2008 and 2007 are as follows (in millions, except percentages):
				Change
Country	Currency	2008	2007	Local currency	Percentage
Australia and Singapore(1)	AUD	31.0	35.2	(4.2)	(11.9)%
Germany	EUR	2.6	3.3	(0.7)	(21.2)%
Denmark	DKK	6.3	8.1	(1.8)	(22.2)%
Japan	JPY	4,584.3	5,314.5	(730.2)	(13.7)%
Korea	KRW	38,733.4	40,563.2	(1,829.8)	(4.5)%
New Zealand	NZD	7.3	9.4	(2.1)	(22.3)%
South Africa(2)	ZAR	47.4	—	47.4	—
Taiwan	TWD	165.4	178.5	(13.1)	(7.3)%
United Kingdom	GBP	2.6	3.4	(0.8)	(23.5)%
_________________________
(1) Singapore began operations in November 2008.
(2) South Africa began operations in May 2008.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

			Change
	2008	2007	Dollar	Percentage
Product sales	$260.5	$316.9	$(56.4)	(17.8)%
Pack sales	57.7	79.0	$(21.3)	(27.0)%
Other, including freight*	14.5	16.8	$(2.3)	(13.7)%
Total net sales	$332.7	$412.7	$(80.0)	(19.4)%
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

The decrease in our consolidated net sales consisted of a decrease in the volume of products and packs sold and a change in the mix of packs and products sold. Pack sales generally correlate to the number of new independent associates and members who purchase starter packs and to the number of continuing independent associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing independent associates and members because independent associates and members utilize products at different volumes.

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

The following new products were introduced during 2008:

•	Mannatech Optimal Skin Care System products in certain international markets;

•	A new sales kit in the United States;

•	PhytoMatrix® caplets in Japan, Taiwan, United Kingdom, Denmark, Germany, and South Korea;

•	Bounce Back™ capsules in United States, Canada, Australia, and New Zealand;

•	OsoLean™ powder in United States, Canada, Australia, New Zealand, Japan, and Korea;

•	HeartSmart™ tablets in Taiwan;

•	Various Optimal Health products in Singapore; and

•	Various Optimal Health and Optimal Weight and Fitness products in South Africa.

Pack Sales

Pack sales associated with the number of independent associates and members can be analyzed as follows, for the years ended December 31(in millions except percentages and independent associate information):

	2008		2007
	Number of independent associates and members	Pack sales	Number of independent associates and members	Pack sales	Percentage and dollar change of pack sales
New	133,000	$28.0	191,000	$39.6	$(11.6)	(29.3)%
Continuing	398,000	29.7	384,000	39.4	(9.7)	(24.6)%
Total	531,000	$57.7	575,000	$79.0	$(21.3)	(27.0)%

For the year ended December 31, 2008, total pack sales decreased by $21.3 million, or 27.0%, to $57.7 million as compared to $79.0 million for the same period in 2007. The decrease in total pack sales was composed of an $11.6 million decrease due to a decline in the number of new independent associates and members purchasing starter packs and a decrease of $9.7 million due to a decline in the number of business-building independent associates purchasing renewal and upgrade packs.

The number of new and continuing independent associates and members, who purchased our packs and/or products during the years ended December 31, was as follows:

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
•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;

•	focused on new product development;

•	launched an aggressive marketing and educational campaign;

•	explored and entered new international markets;

•	strengthened compliance initiatives;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition;

•	implemented changes to our global associate career and compensation plan; and

•	introduced new products.

Other Sales

Other sales consisted of (i) sales of promotional materials; (ii) training and event registration fees; (iii) monthly fees collected for Success Tracker™, a customized electronic business-building and educational materials database for our independent associates that helps stimulate product sales and provide business management; (iv) freight revenue charged to our independent associates and members; and (v) a reserve for estimated sales refunds and returns.

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

Seasonality

We believe the impact of seasonality on our consolidated results of operations is minimal. We have experienced and believe we will continue to experience variations on our quarterly results of operations in response to, among other things:

•	the timing of the introduction of new products and incentives;

•	our ability to attract and retain associates and members;

•	the timing of our incentives and contests;

•	the general overall economic outlook;

•	government regulations;

•	the outcome of certain lawsuits;

•	the perception and acceptance of network marketing; and

•	the consumer perception of our products and overall operations.

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

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion and to pay quarterly cash dividends. We generally fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our needs through net cash flows from operations. At December 31, 2009, we had $17.4 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows. Although our cash has been impacted by net losses for most of 2009, we saw our costs, particularly commissions and incentives, return to more historical levels. Operating at these historical levels has helped us generate a positive operating cash flow for the fourth quarter of 2009. Although we are contemplating alternative liquidity sources, remaining at these historical cost levels will be a key factor in our ability to generate sufficient cash from operations. In addition, we reduced capital spending and plan to file for a substantial Federal income tax refund.

Cash and Cash Equivalents and Investments

As of December 31, 2009, our cash and cash equivalents decreased by 43.9%, or $13.5 million, to $17.4 million from $30.9 million as of December 31, 2008. The decrease in cash and cash equivalents was related to the acquisition of additional inventory, purchases of property and equipment, the decrease in accrued expenses due to the timing of payments, the payment of dividends and the payment of litigation settlements of approximately $8.4 million. As of December 31, 2009 and December 31, 2008, our investments have all been converted to cash equivalents.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2009, our working capital decreased by $10.2 million, or 31.9%, to $21.8 million from $32.0 million at December 31, 2008. The decrease in working capital primarily related to a decrease in cash and cash equivalents, a decrease in deferred tax assets and prepaid expenses, and an increase in accounts payable and taxes payable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

	2009	2008	2007
Provided by (used in):
Operating activities	$(10.3)	$(19.9)	$17.8
Investing activities	$(1.3)	$7.2	$(7.8)
Financing activities	$(1.5)	$(5.9)	$(9.4)

The operating, investing, and financing activities are described in more detail below.

Operating Activities

For the years ended December 31, 2009, 2008, and 2007, our net operating activities used cash of $10.3 million and $19.9 million and provided cash of $17.8, respectively. For the years ended December 31, 2009, 2008, and 2007, net earnings adjusted for noncash activities used cash of $1.9 million and $0.8 million and provided cash of $16.8, respectively, and our working capital accounts used cash of $8.4 million and $19.0 million and provided cash of $1.0 million, respectively.

We expect that our net operating cash flows in 2010 will be sufficient to fund our current operations. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. Certain events, such as the uncertainty of the worldwide economic environment, could impact our available cash or our ability to generate cash flows from operations.

Investing Activities

For the years ended December 31, 2009, 2008, and 2007, our net investing activities used cash of $1.3 million and provided cash of $7.2 million and used cash of $7.8 million, respectively.

In 2009, we used cash of $2.8 million to purchase capital assets and we had a decrease in restricted cash of $1.5 million. In 2008, we converted our long-term investments to cash and cash equivalents, providing cash of $13.0 million, which was partially offset by the acquisition of capital assets of $5.6 million. In 2007, we used cash of $13.4 million to purchase capital assets and $6.8 million as collateral for credit card payments in the Republic of Korea, which was partially offset by sales of investments of $12.4 million.

In 2010, we anticipate using cash of up to $3.0 million to purchase other capital assets for use in our operations, expansion of our corporate facilities, and planned international expansion.

Financing Activities

In 2009, we used cash of $1.1 million to fund payment of cash dividends to our shareholders and $0.5 million for repayment of capital lease obligations. The amount of cash used was partially offset by the receipt of $0.1 million in stock option exercise transactions.

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

General Liquidity and Cash Flows

We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations and possible international expansion costs for the next 12 to 24 months. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

Contractual Obligations. The following summarizes our future commitments and obligations associated with various agreements and contracts as of December 31, 2009, for the years ending December 31 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease obligations	$913	$774	$331	$2	$—	$—	$2,020
Purchase obligations(1)	11,425	4,956	2,535	1,050	1,050	1,050	22,066
Operating leases	2,939	1,526	1,309	1,152	786	1,741	9,453
Post-employment royalty	492	492	492	492	492	—	2,460
Employment agreements	1,583	70	—	—	—	—	1,653
Texas Attorney General Settlement	1,000	—	—	—	—	—	1,000
Total commitments and obligations	$18,352	$7,818	$4,667	$2,696	$2,328	$2,791	$38,652
____________________________

(1) Purchase obligations for the years 2010, 2011, and 2012 include $4.7 million, $2.1 million, and $1.5 million, respectively, of purchase commitments under a contract terminated by the Company for an asserted breach. Pursuant to the terms of the Contract, we are engaged in the arbitration process with the supplier.

We have maintained purchase commitments with certain raw material suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. Currently, we have four supply agreements that require minimum purchase commitments. We terminated one of these contracts for an asserted breach in 2009 and are now engaged in the arbitration process with the supplier.  We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any set minimums. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards.

Off–Balance Sheet Arrangements

We do not have any special-purpose entity arrangements, nor do we have any off-balance sheet arrangements.

Market Risks

Please see “Quantitative and Qualitative Disclosure about Market Risk” under Item 7A of this Form 10-K for additional information about our Market Risks.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2009:

Allowance for Doubtful Accounts

Accounts receivable is carried at estimated collectible amounts and primarily consists of receivables from independent associates and members. As of December 31, 2009, net accounts receivable totaled $0.7 million. We simultaneously receive payment for an order when the order ships. If the payment is rejected or if it does not match the order total, a receivable is created. We periodically review receivables for realizability and base collectability upon assumptions, historical trends, and recent account activities. If our estimates regarding estimated collectability are inaccurate or consumer trends change in an unforeseen manner, we may be exposed to additional write-offs or bad debts. As of December 31, 2009, we had an allowance for doubtful accounts of less than $0.1 million.

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2009 and 2008, our inventory reserves were $1.4 million and $0.7 million, respectively.

Long Lived Fixed Assets and Capitalization of Software Development Costs

In addition to capitalizing long-lived fixed asset costs, we also capitalize costs associated with internally developed software projects (collectively “fixed assets”) and amortize such costs over the estimated useful lives of such fixed assets. Fixed assets are carried at cost less accumulated depreciation computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining lease terms or the estimated useful lives of the improvements. Expenditures for maintenance and repairs are charged to operations as incurred. If a fixed asset is sold or otherwise retired or disposed of, the cost of the fixed asset and the related accumulated depreciation or amortization is written off and any resulting gain or loss is recorded in other operating costs in our consolidated statement of operations.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of December 31, 2009, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life		Net carrying value at December 31, 2009
Office furniture and equipment	5 to 7	years	$2.5 million
Computer hardware and software	3 to 5	years	21.1 million
Automobiles	3 to 5	years	0.1 million
Leasehold improvements	2 to 10	years(1)	3.5 million
Construction in progress	2 to 10	years(2)	0.3 million
Total net carrying value at December 31, 2009			$27.5 million
____________________________
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
(2) Construction in process includes leasehold improvements and internally developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over three to five years.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. We determined that no impairment indicators existed during the years ended December 31, 2009, 2008, and 2007.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of December 31, 2009, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2009, we maintained a valuation allowance for deferred tax assets arising from our operations of $2.3million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of Topic 740.  In addition, as of December 31, 2009, we had deferred tax assets, after valuation allowance, totaling $5.7 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenues from sales of our products, sales of our starter and renewal packs, shipping fees, and corporate-sponsored events. Substantially all of our product and pack sales are made to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any sales taxes. We recognize revenue from shipped packs and products upon receipt by the customer. We recognize revenue related to future corporate-sponsored events when the event is held. Our deferred revenue primarily consists of (i) revenue received from sales of packs and products shipped but not received by the customers at period end; and (ii) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. At December 31, 2009, total deferred revenue was $2.8 million. Significant changes in our shipping methods could result in additional revenue deferrals.

We have three different product return policies which are described in detail on this Form 10-K in the Item I Business section under Associate Distribution System and Product Return Policy. Historically, sales returns estimates have not materially deviated from actual sales returns. Based upon our return policies, we estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six-month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns average 1.5% or less of our gross sales. For the year ended December 31, 2009, our sales refund reserve and actual returns were as follows (in thousands):

Sales reserve as of December 31, 2008	$719
Current provision related to sales made in 2009	3,287
Current provision related to sales made prior to 2009	158
Actual returns or credits in 2009 related to 2009	(2,704)
Actual returns or credits in 2009 related to prior periods	(865)
Sales reserve as of December 31, 2009	$595

Accounting for Stock-Based Compensation

We grant stock options to our employees and board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model, (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2009, our assumptions and estimates used for the calculated fair value of stock options granted in 2009 were as follows:

	January 2009 grant	February 2009 grant	March 2009 grant	June 2009 grant	September 2009 grant	December 2009 grant
Estimated fair value per share of options granted:	$1.24	$1.64	$1.26	$1.44	$2.01	$1.63
Assumptions:
Annualized dividend yield	2.85%	2.27%	2.87%	2.67%	1.05%	1.29%
Risk-free rate of return	1.53%	1.69%	1.72%	2.69%	2.04%	2.24%
Common stock price volatility	65.9%	66.6%	67.6%	69.70%	70.1%	70.8%
Expected average life of stock options (in years)	4.5	4.5	4.5	4.5	4.5	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, the assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of December 31, 2009, using our current assumptions and estimates, we anticipate recognizing $0.7 million in gross compensation expense through 2012 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but generally ranges between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of December 31, 2009, we had 364,434 shares available for grant in the future.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 of the Notes to our Consolidated Financial Statements, which is incorporated herein by reference.

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

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, into Germany in 2006, into South Africa and Singapore in 2008, and into Austria, the Netherlands, Norway, and Sweden in September 2009. Our United States location processes orders for the United States, Canada, and South Africa. The Australian location processes orders for Australia, New Zealand, and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark, Germany, Austria, the Netherlands, Norway, and Sweden. The Japan, Republic of Korea, and Taiwan locations process orders for their local markets only. We translate our revenues and expenses in foreign markets using an average rate.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2009 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.63180	0.93490	0.79240	0.89310
Austria, Germany, the Netherlands (Euro)	1.25440	1.50910	1.39463	1.43330
Canada (Dollar)	0.77510	0.97420	0.88029	0.95320
Denmark (Krone)	0.16860	0.20290	0.18729	0.19270
Japan (Yen)	0.00992	0.01158	0.01070	0.01084
New Zealand (Dollar)	0.49490	0.75640	0.63564	0.71770
Norway (Krone)	0.13900	0.18080	0.15999	0.17220
Republic of Korea (Won)	0.00064	0.00088	0.00079	0.00086
Singapore (Dollar)	0.64370	0.72460	0.68856	0.71170
South Africa (Rand)	0.09531	0.13800	0.12057	0.13510
Sweden (Krona)	0.10860	0.14740	0.13167	0.13930
Switzerland (Franc)	0.84170	1.00100	0.92362	0.96360
Taiwan (Dollar)	0.02846	0.03133	0.03031	0.03102
United Kingdom (British Pound)	1.37340	1.69690	1.56593	1.59280

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

	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009(3)	Mar. 31, 2008	June 30, 2008(1)	Sept. 30, 2008	Dec. 31, 2008(2)
	(in millions, except per share information)
Net sales	$70.7	$77.6	$71.3	$70.1	$91.5	$86.8	$78.0	$76.4
Gross profit	$25.2	$18.9	$24.1	$28.2	$36.1	$32.4	$34.5	$31.5
Income (loss) before income taxes	$(7.0)	$(9.6)	$(7.7)	$0.2	$(2.8)	$(16.9)	$(0.7)	$2.2
Provision (benefit) for income taxes	$(2.2)	$(4.1)	$1.5	$(1.9)	$(0.5)	$(6.4)	$(0.3)	$1.6
Net income (loss)	$(4.8)	$(5.5)	$(9.2)	$2.1	$(2.3)	$(10.5)	$(0.4)	$0.6
Earnings (loss) per share:
Basic	$(0.18)	$(0.21)	$(0.35)	$0.08	$(0.09)	$(0.40)	$(0.02)	$0.02
Diluted	$(0.18)	$(0.21)	$(0.35)	$0.08	$(0.09)	$(0.40)	$(0.02)	$0.02
__________________________________________
(1)      We recorded $12.5 million of estimated legal costs related to ongoing litigation matters in the second quarter of 2008.
(2)      We reversed $5.4 million of estimated legal costs related to the preliminary settlement of litigation matters in the fourth quarter of 2008.
(3)      We reversed $3.0 million of tax valuation allowance in the fourth quarter of 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (as defined in Exchange Act Rules 13(a) and 15(d)-15(e)), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. BDO Seidman, LLP has also audited our internal control over financial reporting and its report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mannatech Incorporated
Coppell, Texas

We have audited Mannatech, Incorporated’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mannatech, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mannatech, Incorporated and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Dallas, Texas
March 11, 2010

Item 9B.  Other Information

None.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III is incorporated by reference to our definitive proxy statement to be filed with the United States Securities and Exchange Commission no later than April 30, 2010.

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

Mannatech, Incorporated
Dated: March 11, 2010	By:	/s/ Stephen D. Fenstermacher
Stephen D. Fenstermacher Co-Chief Executive Officer and Chief Financial Officer

Dated: March 11, 2010	By:	/s/ Robert A. Sinnott
Robert A. Sinnott Co-Chief Executive Officer and Chief Science Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Stephen D. Fenstermacher	Co-Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer)	March 11, 2010
Stephen D. Fenstermacher

/s/ Robert A. Sinnott	Co-Chief Executive Officer and Chief Science Officer (principal executive officer)	March 11, 2010
Robert A. Sinnott

/s/ J. Stanley Fredrick	Chairman of the Board	March 11, 2010
J. Stanley Fredrick

/s/ Patricia A. Wier	Director	March 11, 2010
Patricia A. Wier

/s/ Alan D. Kennedy	Director	March 11, 2010
Alan D. Kennedy

/s/ Gerald E. Gilbert	Director	March 11, 2010
Gerald E. Gilbert

/s/ Marlin Ray Robbins	Director	March 11, 2010
Marlin Ray Robbins

/s/ Larry A. Jobe	Director	March 11, 2010
Larry A. Jobe

/s/ Robert A. Toth	Director	March 11, 2010
Robert A. Toth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mannatech Incorporated
Coppell, Texas

We have audited the accompanying consolidated balance sheet of Mannatech, Incorporated as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mannatech, Incorporated and subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted FASB Accounting Standards Codification Topic 740-10-25 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109) effective January 1, 2007 and FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157 Fair Value Measurements) as of January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mannatech Incorporated's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Dallas, Texas
March 11, 2010

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$17,367	$30,945
Restricted cash	1,288	1,864
Accounts receivable, net of allowance of $16.5 and $23 in 2009 and 2008, respectively	664	291
Income tax receivable	8,075	3,531
Inventories, net	31,290	31,313
Prepaid expenses and other current assets	3,139	3,946
Deferred tax assets	2,662	5,632
Total current assets	64,485	77,522
Property and equipment, net	27,144	36,202
Construction in progress	317	840
Long-term restricted cash	7,201	7,579
Other assets	2,503	1,456
Long-term deferred tax assets	652	459
Total assets	$102,302	$124,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$847	$131
Accounts payable	11,319	5,067
Accrued expenses	14,231	24,324
Commissions and incentives payable	10,624	11,453
Taxes payable	2,577	873
Current deferred tax liability	274	192
Deferred revenue	2,807	3,476
Total current liabilities	42,679	45,516
Capital leases, excluding current portion	1,068	155
Long-term deferred tax liabilities	3,923	6,075
Other long-term liabilities	3,348	3,583
Total liabilities	51,018	55,329

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,687,882 shares issued and 26,480,788 shares outstanding in 2009 and 27,667,882 shares issued and 26,460,788 shares outstanding in 2008	3	3
Additional paid-in capital	41,442	40,753
Retained earnings	25,743	44,170
Accumulated other comprehensive loss	(1,113)	(1,406)
Less treasury stock, at cost, 1,207,094 shares in 2009 and 2008	(14,791)	(14,791)
Total shareholders’ equity	51,284	68,729
Total liabilities and shareholders’ equity	$102,302	$124,058

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2009	2008	2007
Net sales	$289,705	$332,703	$412,678
Cost of sales	46,813	48,564	59,765
Commissions and incentives	146,415	149,595	189,067
	193,228	198,159	248,832
Gross profit	96,477	134,544	163,846

Operating expenses:
Selling and administrative expenses	69,997	81,077	84,298
Depreciation and amortization	12,333	12,310	10,236
Other operating costs	39,741	55,656	61,703
Total operating expenses	122,071	149,043	156,237

Income (loss) from operations	(25,594)	(14,499)	7,609
Interest income	473	1,604	2,700
Other income (expense), net	1,046	(5,303)	180
Income (loss) before income taxes	(24,075)	(18,198)	10,489

(Provision) benefit for income taxes	6,707	5,570	(3,895)
Net income (loss)	$(17,368)	$(12,628)	$6,594

Earnings (loss) per common share:
Basic	$(0.66)	$(0.48)	$0.25
Diluted	$(0.66)	$(0.48)	$0.25

Weighted-average common shares outstanding:
Basic	26,467	26,461	26,443
Diluted	26,467	26,461	26,893

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share information)

	Common Stock Outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total shareholders’ equity
	Shares	Par value				Shares	Amounts
Balance at January 1, 2007	26,410	$3	$38,941	$66,393	$(1,749)	1,207	$(14,791)	$88,797
Proceeds from stock options exercised	51	—	157	—	—	—	—	157
Tax benefit from exercise of stock options	—	—	100	—	—	—	—	100
Charge related to stock-based compensation	—	—	948	—	—	—	—	948
Cumulative impact of a change in accounting for income tax uncertainties pursuant to FIN 48	—	—	—	(845)	—	—	—	(845)
Declared dividends of $0.36 per share	—	—	—	(9,522)	—	—	—	(9,522)
Components of comprehensive income:
Foreign currency translation	—	—	—	—	613	—	—	613
Pension obligations, net of tax of $8	—	—	—	—	12	—	—	12
Unrealized gain from investments classified as available-for-sale, net of tax	—	—	—	—	1	—	—	1
Net income	—	—	—	6,594	—	—	—	6,594
Total comprehensive income								7,220
Balance at December 31, 2007	26,461	3	40,146	62,620	(1,123)	1,207	(14,791)	86,855
Tax shortfall from expiration of stock options	—	—	(120)	—	—	—	—	(120)
Charge related to stock-based compensation	—	—	727	—	—	—	—	727
Declared dividends of $0.22 per share	—	—	—	(5,822)	—	—	—	(5,822)
Components of comprehensive loss:
Foreign currency translation	—	—	—	—	(318)	—	—	(318)
Pension obligations, net of tax of $26	—	—	—	—	35	—	—	35
Net loss	—	—	—	(12,628)	—	—	—	(12,628)
Total comprehensive loss								(12,911)
Balance at December 31, 2008	26,461	3	40,753	44,170	(1,406)	1,207	(14,791)	68,729
Tax shortfall from expiration of stock options	—	—	(13)	—	—	—	—	(13)
Proceeds from stock options exercised	20	—	66	—	—	—	—	66
Charge related to stock-based compensation	—	—	636	—	—	—	—	636
Declared dividends of $0.04 per share	—	—	—	(1,059)	—	—	—	(1,059)
Components of comprehensive loss:
Foreign currency translation	—	—	—	—	276	—	—	276
Pension obligations, net of tax $12					17			17
Net loss	—	—	—	(17,368)	—	—	—	(17,368)
Total comprehensive loss								(17,075)
Balance at December 31, 2009	26,481	$3	$41,442	$25,743	$(1,113)	1,207	$(14,791)	$51,284

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,368)	$(12,628)	$6,594
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,333	12,310	10,236
Provision for inventory losses	1,544	1,321	568
Provision for doubtful accounts	33	23	877
Loss on disposal of assets	102	468	39
Accounting charge related to stock-based compensation expense	636	727	948
Deferred income taxes	761	(3,062)	(2,440)
Changes in operating assets and liabilities:
Accounts receivable	(405)	316	(495)
Income tax receivable	(4,525)	(1,395)	28
Inventories	(1,198)	(9,512)	(337)
Prepaid expenses and other current assets	2,821	1,927	(1,730)
Other assets	(1,019)	(9)	(76)
Accounts payable	6,245	1,407	276
Accrued expenses	(10,345)	(5,947)	3,028
Taxes payable	1,643	(4,901)	2,618
Commissions and incentives payable	(898)	362	(4,430)
Deferred revenue	(670)	(1,295)	2,072
Net cash provided by (used in) operating activities	(10,310)	(19,888)	17,776
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,797)	(5,614)	(13,409)
Proceeds from sale of assets	37	3	—
Change in restricted cash	1,473	(139)	(6,854)
Sale of investments	—	20,350	12,424
Purchase of investments	—	(7,400)	—
Net cash provided by (used in) investing activities	(1,287)	7,200	(7,839)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	—	—	100
Proceeds from stock options exercised	66	—	157
Payment of cash dividends	(1,059)	(5,822)	(9,522)
Repayment of capital lease obligation	(473)	(115)	(107)
Net cash used in financing activities	(1,466)	(5,937)	(9,372)
Effect of currency exchange rate changes on cash and cash equivalents	(515)	2,467	837
Net increase (decrease) in cash and cash equivalents	(13,578)	(16,158)	1,402
Cash and cash equivalents at the beginning of year	30,945	47,103	45,701
Cash and cash equivalents at the end of year	$17,367	$30,945	$47,103
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes received (paid), net	$2,441	$(1,266)	$(4,146)
Interest paid on capital leases	$50	$17	$21
Summary of non-cash investing and financing activities:
Assets acquired through capital leases	$2,099	$30	$37
Unrealized gains from investments	$—	$—	$1

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are generally received within 24 to 72 hours. As of December 31, 2009 and 2008, credit card receivables were $2.8 million and $3.3 million, respectively. Additionally, as of December 31, 2009 and 2008, cash and cash equivalents held in bank accounts in foreign countries totaled $10.2 million and $18.2 million, respectively.

Restricted Cash

The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in United States and Canada; and (iii) Australia building lease collateral. As of December 31, 2009 and 2008, our total restricted cash was $8.5 million and $9.4 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2009 and 2008, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At December 31, 2009 and 2008, the Company held an allowance for doubtful accounts of less than $0.1 million.

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

Estimated useful life
Office furniture and equipment	5 to 7	years
Computer hardware and software	3 to 5	years
Automobiles	3 to 5	years
Leasehold improvements(1)	2 to 10	years
Construction in progress(2)
___________________
(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
(2)
Construction in process includes leasehold improvements and internally developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over three to five years.

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

Other Assets

As of December 31, 2009 and 2008, other assets of $2.5 million and $1.5 million primarily consisted of deposits for building leases in various locations and certain intangible assets.

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

Other Long-Term Liabilities

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of December 31, 2009, the Company’s liability related to this royalty agreement was $1.6 million, of which $0.3 million was currently due and included in accrued expenses.

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of December 31, 2009 and 2008, accrued restoration costs related to these leases amounted to $0.4 million. At December 31, 2009 and 2008, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $0.8 million.

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

Revenue Recognition

The Company’s revenue is derived from sales of its products, sales of its starter and renewal packs, and shipping fees. Substantially all of the Company’s product and pack sales are made to independent associates at published wholesale prices and to members at discounted published retail prices. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience.

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At December 31, 2009 and 2008, the Company’s deferred revenue was $2.8 million and $3.5 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by period end; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers return their merchandise within the first 90 days after the original sale. Sales returns average 1.5% or less of our gross sales. For the years ended December 31, 2009 and 2008, our sales refund reserve and actual returns were as follows (in thousands):

	2009	2008
Sales reserve as of January 1	$719	$572
Provision related to sales made in current year	3,287	4,339
Provision related to sales made in prior periods	158	359
Actual returns or credits related to current year	(2,704)	(3,625)
Actual returns or credits related to prior periods	(865)	(926)
Sales reserve as of December 31	$595	$719

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales and records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $14 million, $15.1 million, and $18.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Advertising Costs

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $8 million, $8.6 million, and $11.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. Educational and promotional items, called sales aids, are sold to independent associates to assist in their sales efforts and are generally included in inventories and charged to cost of sales when sold.

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

Research and Development Costs

The Company expenses research and development costs when incurred. Research and development costs related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $4.1 million, $5.0 million, and $6.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

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

Concentration Risk

A significant portion of the Company’s revenue is derived from core Ambrotose® complex products, which include the Ambrotose® products and Advanced Ambrotose® products. For the years ended December 31, 2009, 2008, and 2007, revenue from the core Ambrotose® products accounted for 31.4%, 35.9%, and 38.1% of the Company’s consolidated net sales, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments, receivables, and restricted cash. The Company utilizes financial institutions that the Company considers to be of high credit quality.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, time deposits, investments, receivables,  payables, and accrued expenses, approximate their carrying values due to their relatively short maturities. See Note 3 (“Fair Value”) for more information.

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

Foreign Currency Translation

The United States dollar is the functional currency for the majority of the Company’s foreign subsidiaries. As a result, nonmonetary assets and liabilities are translated at their approximate historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. Transaction gains (losses) totaled approximately $1.1 million, $(5.2) million, and $0.2 million, for the years ended December 31, 2009, 2008, and 2007, respectively, and are included in other income (expense), net in the Company’s Consolidated Statements of Operations.

The local currency is the functional currency of our subsidiaries in Japan, Republic of Korea, Taiwan, Norway, and Sweden. These subsidiaries’ assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition—Multiple Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The revised guidance also expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010. The adoption of ASU 2009-13 is not expected to have a material impact on the Company’s financial position or results of operations.

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

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In February 2010, the FASB issued amended guidance to Topic 855 which no longer requires that an SEC filer discloses the date through which subsequent events have been evaluated. The amended guidance did not change the requirement to evaluate subsequent events through the filing dates. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the Securities and Exchange Commission in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the Securities and Exchange Commission to improve the ability of financial statement users to access and analyze financial data. The Securities and Exchange Commission adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with our June 30, 2011 quarterly report on

Form 10-Q. We are furnishing financial information in XBRL format starting with quarterly report on Form 10-Q for the period ended September 30, 2009. As an earlier XBRL adopter, the Company may choose to discontinue furnishing XBRL data in the future until the required compliance date of June 30, 2011.

NOTE 3: FAIR VALUE

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of December 31, 2009. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2009.

	Level 1		Level 2		Level 3		Total
Assets
Money Market Funds – Fidelity, US	$ $	3,266	$ $	—	$ $	—	$ $	3,266
Interest bearing deposits – various banks, Korea	6,309		—		—		6,309
Total assets		$9,575		$—		$—		$9,575
Amounts included in:
Cash and cash equivalents	$ $	3,313	$ $	—	$ $	—	$ $	3,313
Long-term restricted cash		6,262		—		—		6,262
Total		$9,575		$—		$—		$9,575

NOTE 4: INVENTORIES

Inventories consist of raw materials, work in progress, and finished goods, including promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2009 and 2008, consisted of the following (in thousands):

	2009	2008
Raw materials	$10,819	$13,715
Finished goods	21,844	18,275
Inventory reserves for obsolescence	(1,373)	(677)
	$31,290	$31,313

NOTE 5: PROPERTY AND EQUIPMENT

As of December 31, 2009 and 2008, property and equipment consisted of the following (in thousands):

	2009	2008
Office furniture and equipment	$10,944	$10,951
Computer hardware	14,324	13,947
Computer software	46,901	44,927
Automobiles	115	128
Leasehold improvements	11,726	11,886
	84,010	81,839
Less accumulated depreciation and amortization	(56,866)	(45,637)
Property and equipment, net	27,144	36,202
Construction in process	317	840
	$27,461	$37,042

At December 31, 2009, construction in progress consisted of $0.3 million for in-process leasehold improvements for its corporate facility and capitalized software costs of less than $0.1 million. At December 31, 2008, construction in progress consisted of capitalized software costs of $0.5 million and $0.3 million for in-process leasehold improvements for its corporate facility.

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of December 31, 2009 and 2008, the net book value of leased assets was $0.4 million for equipment leased under seven non-cancelable capital leases. The future minimum lease payments (in thousands) are as follows:

2010	$913
2011	774
2012	331
2013	2
Total future minimum lease payments	2,020
Less: Amounts representing interest (effective interest rate 4.2%)	(105)
Present value of minimum lease payments	1,915
Current portion of capital lease obligations	(847)
Long-term portion of capital lease obligations	$1,068

NOTE 7: ACCRUED EXPENSES

As of December 31, 2009 and 2008, accrued expenses consisted of the following (in thousands):

	2009	2008
Accrued inventory purchases	$2,562	$3,069
Accrued compensation	2,579	3,841
Accrued royalties	362	387
Accrued sales and other taxes	425	1,448
Other accrued operating expenses	4,255	4,273
Customer deposits and sales returns	607	729
Accrued travel expenses related to corporate events	892	1,181
Fixed asset purchases	185	409
Accrued legal and accounting fees	2,364	8,987
	$14,231	$24,324

NOTE 8: INCOME TAXES

The components of the Company’s income (loss) before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2009	2008	2007
United States	$(23,945)	$(20,297)	$1,747
Foreign	(130)	2,099	8,742
	$(24,075)	$(18,198)	$10,489

The components of the Company’s income tax provision (benefit) for the years ended December 31 are as follows (in thousands):

Current provision (benefit):	2009	2008	2007
Federal	$(8,521)	$(3,876)	$3,022
State	(1)	(95)	362
Foreign	886	1,583	2,995
	(7,636)	(2,388)	6,379
Deferred provision (benefit):
Federal	269	(2,411)	(2,494)
State	140	(299)	(182)
Foreign	520	(472)	192
	929	(3,182)	(2,484)
	$(6,707)	$(5,570)	$3,895

     A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2009	2008	2007
Federal statutory income taxes	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	0.4	1.6
Difference in foreign and United States tax on foreign operations	(3.0)	(0.6)	(0.6)
Effect of changes in valuation allowance for net operating loss carryforwards	(7.2)	(1.1)	(3.1)
Effect of change in uncertain tax positions (net)	0.9	5.5	1.1
Other	0.6	(8.6)	3.1
	27.9%	30.6%	37.1%

For 2009, the Company’s effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of increases in the valuation allowance for deferred tax assets and favorable differences from foreign operations. For 2008, the Company’s effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before income taxes primarily because of favorable differences from foreign operations. The tax rate difference for 2007 was primarily due to unfavorable permanent items from foreign operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2009	2008
Deferred tax assets:
Current:
Deferred revenue	$1	$63
Inventory capitalization	428	554
Inventory reserves	314	128
Accrued expenses	1,953	4,314
Net operating loss	—	152
Other	1,123	1,407
Total current deferred tax assets	3,819	6,618
Noncurrent:
Depreciation and amortization	—	—
Net operating loss(1)	2,049	932
Deferred royalty	746	904
Non-cash accounting charges related to stock options and warrants	519	386
Accrued expenses	191	28
Other	744	156
Total noncurrent deferred tax assets	4,249	2,406
Total deferred tax assets	8,068	9,024
Valuation allowance	(2,290)	(932)
Total deferred tax assets, net of valuation allowance	$5,778	$8,092
Deferred tax liabilities:
Current:
Prepaid expenses	$670	$789
Other	1,124	406
Total current deferred tax liabilities	1,794	1,195
Noncurrent:
Internally-developed software	2,873	7,038
Depreciation and amortization	1,994	35
Other	—	—
Total noncurrent deferred tax liabilities	4,867	7,073
Total deferred tax liabilities	$6,661	$8,268
___________________________________________

(1) The net operating loss for the Company will expire as follows: Taiwan $0.9 million between the years 2016 and 2020; United States (states) $0.6 million between years 2015 and 2030; Switzerland $0.5 million in 2016; and the remainder split between Norway and Sweden does not expire.

At December 31, 2009 and 2008, the Company’s valuation allowance was $2.3 million and $0.9 million, respectively. Topic 740 requires that a valuation allowance be established when the “more likely than not” criterion that all or a portion of net deferred tax assets will not be realized. A review of all positive and negative evidence of realizability must be considered in determining the need for a valuation allowance. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified.

In the fourth quarter of 2009, the Company reversed a valuation allowance against certain deferred tax assets as a result of new tax legislation that allowed the carry back of net operating losses for five years instead of two. This reversal resulted in an increase in tax benefit of approximately $3.0 million for the quarter and year ended December 31, 2009.

The valuation allowances presented below (in millions) at December 31, 2009 and 2008, represented a reserve against the Company’s net deferred tax asset the Company believed the “more likely than not” criterion for recognition purposes could not be met.

Country	2009	2008
Switzerland	$0.3	$0.0
Taiwan(1)	0.9	0.9
United States	1.1	0.0
Total	$2.3	$0.9
_________________________
(1) The 2009 valuation allowance for Taiwan was adjusted to reflect the tax rate change effective for 2010. Without the rate change, the Taiwan valuation allowance would have been $1.1 million.

At December 31, 2009 and 2008, the Company did not record a provision for any United States or foreign withholding taxes on its undistributed earnings related to its foreign subsidiaries because it is the intention of the Company to reinvest its undistributed earnings indefinitely in its foreign operations. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. At December 31, 2009, it is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Net deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets of December 31 as follows (in thousands):

	2009	2008
Current deferred tax assets	$2,662	$5,632
Noncurrent deferred tax assets	652	459
Current deferred tax liabilities	(274)	(192)
Noncurrent deferred tax liabilities	(3,923)	(6,075)
Net deferred tax liabilities	$(883)	$(176)

On January 1, 2007, the Company adopted FIN 48, which was codified into Topic 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. Topic 740 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2009, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions and income tax reserves associated with various audits. At December 31, 2009, the Company had gross tax-affected unrecognized tax benefits of $0.2 million that, if recognized, would impact the effective tax rate. The Company recognizes penalties and interest charges related to unrecognized tax benefits in current tax expense. During the year ended December 31, 2009, the Company recorded a reduction of $0.5 million due to expiration of statutes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Balance as of January 1	$596	$1,592
Additions for tax positions related to the current year	31	17
Additions for tax positions of prior years	72	254
Reductions of tax positions of prior years	(521)	(1,267)
Balance as of December 31	$178	$596

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2009, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Japan	2004-2009
Republic of Korea	2005-2009
United States	2004-2009
Switzerland	2008-2009
Taiwan	2005-2009

The Company does not anticipate a decrease in the unrecognized income tax benefits in 2010 due to the closure of tax years by expiration of the statute of limitations. Any decrease may have a favorable impact on the Company’s consolidated financial statements.

NOTE 9: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

Agreement with J. Stanley Fredrick

In November 2003, the Company entered into a Lock-Up Agreement whereby the Company agreed to pay Mr. J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder, $185,000 per year for his agreement not to sell or transfer his shares to an outside party unless approved by the Company’s Board of Directors. On March 6, 2009, the Lock-up Agreement was terminated by mutual agreement of the Company and Mr. Fredrick. As of December 31, 2009 and 2008, Mr. Fredrick beneficially owned 3,150,000 shares of the Company’s common stock.

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

	2009		2008		2007
Sold Products	$0.7	million	$0.8	million	$1.0	million
Contributed Cash Donations	$0.3	million	$0.8	million	$0.9	million

In July 2007, the Texas Attorney General filed suit against the Company, MannaRelief Ministries, Samuel L. Caster, the Fisher Institute, and H. Reginald McDaniel alleging violations of the Texas Deceptive Trade Practices Act and the Texas Food, Drug and Cosmetic Act. On February 26, 2009, we reached an agreement with the Texas Attorney General’s office settling the enforcement action. Mr. Caster, who resigned as Chairman on January 30, 2009, also entered into an agreed settlement on February 26, 2009 with the Attorney General’s Office settling the enforcement action against him. As part of that agreed judgment, Mr. Caster, without admitting any wrongdoing or violations of Texas law, has agreed to pay a fine of $1 million, and is enjoined from serving as an officer, director, or employee of the Company for a period of five years; provided, however, Mr. Caster is not prohibited by this settlement from acting as an independent consultant to the Company and that he comply with the terms of the settlement between the Company and the Texas Attorney General, including that he report directly to the Company’s CEO. Pursuant to the requirements of the Company’s articles of incorporation and bylaws, the Company has agreed to indemnify Mr. Caster for the amount of the fine and for any other expenses relating to this matter.

On March 17, 2009, the Company entered into a Consulting Agreement with Salinda Enterprises, LLC (“Salinda”) for the consulting services of Mr. Caster who is an employee of Salinda. Pursuant to the terms of the Consulting Agreement, the Company will pay Mr. Caster $650,000 a year for consulting services mutually agreed upon by the Company and Mr. Caster. The Consulting Agreement has a term of one year and may be renewed by the Company upon 60 days’ notice to Salinda before the expiration of the then current term.

Certain Transactions with Ray Robbins

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds positions in the Company’s associate global downline network marketing system. The Company pays commissions and incentives to its independent associates and during 2009, 2008, and 2007, the Company paid commissions and incentives to Mr. Robbins totaling $3.4 million, $3.4 million, and $3.8 million, respectively. In addition, several of Mr. Robbins’ family members are independent associates and were paid associate commissions and earned aggregate incentives of approximately $0.5 million, $0.5 million, and $0.6 million for 2009, 2008, and 2007, respectively. All commissions and incentives paid to Mr. Robbins and his family members were paid in accordance with the Company’s global associate career and compensation plan.

NOTE 10: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers all full-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) plan permits matching and discretionary employer contributions, although in response to adverse market conditions the Company suspended the matching contributions under the 401(k) Plan in the first quarter of 2009. The Company’s matching contributions for its United States employees vest ratably over a five-year period. During the years ended December 31, 2008 and 2007, the Company contributed approximately $0.4 million, and $0.5 million, respectively, to the 401(k) Plan for matching contributions.

The Company also sponsors a non-U.S. defined benefit plan covering its employees in its Japan subsidiary (“the Benefit Plan”). Pension benefits under the Benefit Plan are based on years of service and annual salary. The Company utilizes actuarial methods. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related Benefit Plan costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants, and changes in the level of benefits provided. The Company uses a measurement date of December 31 to evaluate and record any post-retirement benefits related to the Benefit Plan.

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets are as follows for the years ended December 31 (in thousands):

Projected benefit obligation:	2009	2008
Balance, beginning of year	$792	$553
Service cost	196	194
Interest cost	18	16
Liability (gains) and losses	(23)	(56)
Benefits paid to participants	(123)	(50)
Foreign currency	(14)	135
Balance, end of year	$846	$792

Plan assets:
Fair value, beginning of year	$—	$—
Company contributions	123	50
Benefits paid to participants	(123)	(50)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2009	2008
Benefit obligation	$(846)	$(792)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(846)	$(792)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2009	2008
Accrued benefit liability	$(865)	$(783)
Transition obligation	19	(9)
Net amount recognized in the consolidated balance sheets	$(846)	$(792)
Non-current liabilities	$(846)	$(792)

	Years Ended December 31,
Other changes recognized in other comprehensive income/loss (in thousands)	2009	2008	2007
Net periodic cost	$219	$215	$157
Other changes in plan assets and benefit obligations	—	—	—
Current year actuarial gain	(23)	(56)	(17)
Current year prior service benefit	—	—	—
Amortization of actuarial gain	—	—	—
Amortization of transition obligation	(5)	(5)	(4)
Total recognized in other comprehensive income	(28)	(61)	(21)
Total	$191	$154	$136

	As of December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain/loss (in thousands):	2009	2008
Net actuarial gain/loss	$79	$57
Transition obligation	(60)	(66)
Total recognized in accumulated other comprehensive loss	$19	$(9)

2010 estimated amounts amortized from accumulated other comprehensive income/loss, net into net periodic cost (in thousands)
Transition obligation	$(5)

	As of December 31,
	2009	2008
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):
Projected benefit obligation	$846	$792
Accumulated benefit obligation	491	476
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2009	2008
Discount rate	2.25%	2.5%
Rate of increase in compensation levels	3.0%	3.0%

Components of Expense

Pension expense for the Benefit Plan is included in selling, general and administrative expenses in the Consolidated Statements of Operations and is comprised of the following for the years ended December 31 (in thousands):

	2009	2008	2007
Service cost	$196	$194	$142
Interest cost	18	16	11
Amortization of transition obligation	5	5	4
Amortization of unrecognized loss	—	—	—
Total pension expense	$219	$215	$157

Estimated Benefits and Contributions

The Company expects to contribute approximately $5,000 to the plan in 2010. As of December 31, 2009, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2010	$5
2011	8
2012	10
2013	11
2014	12
Next five years	237
Total expected benefits to be paid	$283

NOTE 11: STOCK OPTION PLAN

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

In February 2008, the Company’s Board of Directors approved its 2008 Stock Incentive Plan (the “2008 Plan”), which reserves, for issuance of stock options and restricted stock to its employees, board members, and consultants, up to 1,000,000 shares of its common stock plus any shares reserved under the Company’s then-existing, unexpired stock plan for which options had not yet been issued plus any shares underlying outstanding options under the then-existing stock option plan that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at its 2008 Annual Shareholders’ Meeting held on June 18, 2008. As of December 31, 2009, the 2008 Plan had 364,434 stock options available for grant before the plan expires on February 20, 2018.

A summary of changes in stock options outstanding during the year ended December 31, 2009, is as follows:

	2009
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	1,570	$6.22
Granted	520	$3.15
Exercised	(20)	$2.63
Forfeited or expired	(531)	$6.67
Outstanding at end of year	1,539	$5.07	6.2	$296
Options exercisable at year end	994	$5.96	4.6	$211

The Company generally issues new shares upon the exercise of options. Options exercised during the years ended December 31, 2009 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price of the option, of approximately less than $0.1 million.

Valuation and Expense Information Under FASB ASC Topic 718 Compensation – Stock Compensation

Under the provisions of FASB ASC Topic 718, the Company is required to measure and recognize compensation expense related to any outstanding and unvested stock options previously granted, and thereafter recognize, in its consolidated financial statements, compensation expense related to any new stock options granted after implementation using a calculated fair-value based option-pricing model.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2009	2008	2007
Dividend yield:	1.05 — 2.87%	3.2 — 6.1%	2.3 — 4.9%
Risk-free interest rate:	1.53 — 2.7%	1.8 — 3.6%	4.2 — 4.7%
Expected market price volatility:	65.9 — 70.8%	59.8 — 63.8%	67.7 — 68.3%
Average expected life of stock options:	4.5 years	4.5 years	4.5 years

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2009, 2008, and 2007 was $1.56, $1.74, and $4.39 per share, respectively. The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $0.6 million, $0.7 million, and $0.9 million, respectively.

The Company recorded the following amounts related to the expense of the fair values of options during the years ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Selling, general and administrative expenses and income (loss) from operations before income taxes	$636	$706	$1,060
(Provision) Benefit for income taxes	134	(79)	325
Effect on net income (loss)	$502	$785	$735

As of December 31, 2009, the Company had approximately $0.7 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years, ending December 31, as follows (in millions):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2010	$0.4	$0.1	$0.3
2011	0.2	0.1	0.1
2012	0.1	—	0.1
	$0.7	$0.2	$0.5

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware, and warehouse equipment under various noncancelable operating leases. Some of these leases have renewal options. All of the Company’s leases expire at various times through March 2017. The Company also leases equipment under various month-to-month cancelable operating leases. For the years ended December 31, 2009 and 2008, total rent expense was approximately $4.0 million and $4.1 million.

Approximate future minimum rental commitments for non-cancelable operating leases (in millions) are as follows:

Years ending December 31,
2010	$2.9
2011	1.5
2012	1.3
2013	1.2
2014	0.8
Thereafter	1.8
$9.5

Purchase Commitments

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. Purchase agreements with suppliers that contain minimum purchase clauses are as follows:

•
In May 2008, the Company entered into a supply agreement with Marinova PTY Limited to purchase raw materials used in its products through 2012. On August 13, 2009, the Company terminated the contract for an asserted breach. Pursuant to the terms of the contract, the parties are currently engaged in the arbitration process.

•
In January 2006, the Company entered into a five-year supply agreement with Larex, Inc. to exclusively purchase Arabinogalactan, an important component used in the formulation of its Ambrotose® complex. In order to retain exclusive rights to purchase Arabinogalactan, the Company is required to purchase a minimum monthly quantity over the five year agreement. As of December 31, 2009, the Company is required to purchase an aggregate of $0.6 million through 2010.

•
In March 2006, the Company entered into a ten-year supply agreement to purchase plant-derived mineral nutrition products from InB:Biotechnologies, Inc. As of December 31, 2009, the Company is required to purchase an aggregate of $6.7 million through 2016.

•
In June of 2008, the Company entered into a three-year supply agreement with Improve U.S.A. to purchase an aloe vera powder. As of December 31, 2009, under the terms of the agreement, the Company is required to purchase an aggregate of $6.4 million through 2011.

Royalty and Consulting Agreements

In 2001, the Company entered into a royalty agreement with a high level associate and shareholder, whereby the Company agreed to pay royalties totaling $1.6 million related to the sale of certain sales aids developed by the associate and sold by the Company. Pursuant to this royalty agreement, the Company has paid an aggregate of $1.4 million through December 31, 2009, of which approximately $0.1 million was paid each of the years 2009 and 2008 and $0.2 was paid in 2007.

The Company also utilizes royalty agreements with individuals and entities to provide compensation for items such as reprints of articles or speeches relating to the Company, sales of promotional videos featuring sports personalities, and promotional efforts used by the Company for product sales or attracting new associates. The Company paid royalties for such royalty agreements of approximately $0.3 million in 2009 and 2008, and $0.5 million in 2007.

Employment Agreements

The Company has non-cancellable employment agreements with certain executives. If the employment relationships were terminated with these executives, as of December 31, 2009, the Company would continue to be indebted to the executives for $1.7 million, payable through 2011.

NOTE 13: LITIGATION

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

On June 13, 2008, the Company announced that it had reached a final settlement with all derivative plaintiffs. This settlement resolves all the claims in each of the five pending derivative lawsuits. Without admitting any liability or wrongdoing of any kind, the Company has implemented, or agreed to implement certain, and has implemented, the following items identified as corporate governance changes in the settlement:

(i)	the revision of the Company’s policies and procedures regarding associate conduct;

(ii)	the engagement of Cyveillance to conduct website monitoring for compliance with the Company’s policies and procedures;

(iii)	the establishment of the Company’s Compliance Committee of the board of directors;

(iv)
the posting of the Company’s Code of Ethics and Business Code of Conduct and committee charters for its Compliance, Audit, Compensation and Stock Option Plan, Nominating and Governance and Science Committees on the Company’s website;

(v)	the requirement that the Company’s general counsel report periodically to the Compliance Committee regarding the Company’s internet website monitoring results;

(vi)	the increase of additional legal and compliance staff to address compliance matters; and

(vii)	the appointment of director Professor Robert Blattberg, a qualified, independent director with no prior affiliations with the Company, who has since resigned from his position as director.

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

Texas Attorney General’s Lawsuit

The Company was sued in an enforcement action by the Texas Attorney General’s Office on July 5, 2007 in the 353rd Judicial District Court of Travis County, Texas. In that lawsuit, the State of Texas sued the Company, MannaRelief Ministries, Samuel L. Caster, the Fisher Institute, and Reginald McDaniel for alleged violations of the Texas Food, Drug, and Cosmetic Act and the Texas Deceptive Trade Practices Act. The allegations, consistent with the allegations made by the securities class action and derivative plaintiffs, primarily concerned the marketing of our products by our independent associates.

After extended negotiations, the Company announced that it reached a settlement on February 26, 2009 with the Attorney General’s Office regarding the enforcement action. Without admitting any wrongdoing or violations of Texas law, the Company agreed to refund up to $4 million to members only who purchased Mannatech Company products between September 1, 2002 and August 1, 2007, and to pay $2 million to cover fees and expenses of Texas regulators. The settlement does not include any fine or penalty against Mannatech the Company. The settlement is reflected in our Agreed Final Judgment that was entered by the court on February 26, 2009.

As part of the agreed settlement, Mannatech the Company and its agents are enjoined from any future violations of certain provisions of the Texas Food, Drug, and Cosmetic Act and the Texas Deceptive Trade Practices Act. The Company also implemented certain corporate governance changes required by the Texas Attorney General’s Office, and have agreed to implement certain additional changes policies and programs to provide for comprehensive monitoring and compliance regarding representations, advertisement, and labeling of our its products and the research associated with those products, including the following:

(i)
the designation of a corporate level Compliance Officer with oversight over (A) anonymous reporting of compliance violations, (B) responding to compliance-related questions from employees, members and associates, and (C) reviewing and disciplining associates for compliance violations;

(ii)	the disclosure of its policies and procedures and monitoring and compliance program to all employees, associates and members;

(iii)
the monitoring of employees, associates and members for compliance of (A) employee and associate websites used to advertise or promote Company products, (B) meetings held by employees and associates used to advertise or promote Mannatech products, and (C) employee and associate promotional materials not created by the Company; and

(iv)
mandatory investigation of reported compliance violations and termination of employees, members or associates for making claims that Company products can treat, cure, mitigate or prevent any disease unless such claim is de minimus and isolated.

In addition, the Company has agreed to implement certain policies regarding the relationship between Mannatech and its relationship with MannaRelief Ministries and the conduct of Mannatech-sponsored events and web sites, including: (i) prohibitions on Company officers, directors, employees and associates serving as officers, directors or employees of MannaRelief; (ii) prohibitions on employees or associates using MannaRelief in any deceptive or misleading manner in connection with the promotion of Company products; and (iii) prohibitions on MannaRelief engaging in any prohibited conduct at Company events.

The Company also agreed to implement certain policies regarding the conduct of Company-sponsored events and websites, including prohibitions on conduct that would imply that Company products cure, treat, mitigate or prevent any disease. The Company has also agreed to make certain periodic reports to the Texas Attorneys General’s Office regarding the implementation and results of the changes made pursuant to the agreed judgment.

Mr. Caster, who resigned as Chairman on January 30, 2009, also entered into an agreed settlement on February 26, 2009 with the Attorney General’s Office settling the enforcement action against him. As part of that agreed judgment, Mr. Caster, without admitting any wrongdoing or violations of Texas law, has agreed to pay a fine of $1 million, and is enjoined from serving as an officer, director, or employee of Mannatech the Company for a period of five years; provided, however, Mr. Caster is not prohibited by his settlement from acting as an independent consultant to the Company provided that he comply with the terms of the settlement between the Company and the Texas Attorney General, including that he report directly to the Company’s CEO. Pursuant to the requirements of the Company’s articles of incorporation and bylaws, the Company has agreed to indemnify Mr. Caster for the amount of the fine and for any other expenses relating to this matter.

Patent Infringement Litigation

The Company currently has no patent infringement suits on file, after successfully obtaining final judgments and injunctions against the defendants in the following two cases.

In Mannatech, Inc. v. K.Y.C. Inc. d/b/a Techmedica Health Inc., Triton Nutra, Inc., IonX Holdings, Inc., and John Does 1-30, No. 3:06-CV-0471-BD, United States District Court, Northern District of Texas, Dallas Division, the Company obtained a final judgment and permanent injunction against Techmedica Health, Inc. and IonX Holdings, Inc. The suit alleged defendants infringe United States Patent Nos. 6,929,807, 7,157,431, 7,196,064, 7,199,104, and 7,202,220, all entitled “Compositions of Plant Carbohydrates as Dietary Supplements,” and sought to stop the manufacture, offer, and sale of defendants’ infringing glyconutritional products.

After extensive discovery and claim construction on the patents-in-suit, the parties recently agreed to settle this case and, pursuant to their agreement, United States District Judge Solis entered a Final Judgment and Permanent Injunction. The final judgment includes findings that Mannatech’s patents are “valid and enforceable” and infringed by Techmedica and IonX. The final judgment also includes a broad injunction which prohibits Techmedica and IonX from “making, using, offering to sell, selling, or otherwise distributing within the United States, or importing into the United States, infringing products, which include the current formulations of Activive®, Candidol®, Claritose®, Lupazol®, Nutratose®, Respitrol®, Rhumatol®, Synaptol® and Viratrol®, as well as any other products that infringe the patents in suit” and further awards Mannatech damages of $250,000.

On July 15, 2009, the Company filed a patent infringement lawsuit entitled Mannatech, Inc. v. Boston Mountain Laboratories, Inc., Green Life, LLC, and Xiong Lo, No. 3:09-CV-01324-G, United States District Court, Northern District of Texas, Dallas Division, alleging the defendants manufacture and sell the glyconutrient products sold by Techmedica Health, Inc. and IonX Holdings, Inc., and therefore infringe United States Patent Nos. 6,929,807, 7,157,431, 7,196,064, 7,199,104, and 7,202,220, all entitled “Compositions of Plant Carbohydrates as Dietary Supplements.” On September 23, 2009, the Court granted a joint motion for entry of final judgment and permanent injunction, entering judgment for the Company and against Boston Mountain Laboratories, Inc. The Final Judgment and Permanent Injunction enjoins Boston Mountain Laboratories for the duration of the patents-in-suit from (1) manufacturing or selling BML Glyconutrient Formula, Glyco-8, Glycoessentials, Glyco-Essence, Glyconutrients, MG-3, and MG-3c (the “Enjoined Products”); (2) inducing infringement of the patents-in-suit; or (3) supplying or causing to be supplied in or from the United States all or a substantial portion of the components of the Enjoined Products.

After Green Life, LLC and Xiong Lo failed to answer the Company’s Complaint, on September 30, 2009, the Deputy Clerk of Court entered default against Green Life and Mr. Lo. On December 14, 2009, the Court entered Default Judgment against Green Life and Mr. Lo, entering the same injunction secured against Boston Mountain.

Business Arbitration and Litigation

On December 10, 2009, Marinova Pty. Limited (“Marinova”), a company duly organized and operating under the laws of Australia, filed a Notice of Arbitration and Statement of Claim with the International Centre for Dispute Resolution, which is a division of the American Arbitration Association, against Mannatech Incorporated and Mannatech (International) Limited (collectively, “Mannatech”). Marinova’s claims stem from the parties’ April 27, 2007 Purchase Agreement, which was entered into between Marinova and Mannatech (International) Limited and executed by Marinova and Mannatech, Incorporated. Through the Purchase Agreement, Marinova agreed to sell and Mannatech agreed to buy set quantities of glyconutrient powder that Mannatech uses in the manufacturing of some its products. Marinova claims that Mannatech breached the Purchase Agreement by not buying certain quantities of Marinova’s product. Marinova alternatively claims that Mannatech, Incorporated tortiously interfered with the Purchase Agreement. Finally, Marinova claims that Mannatech, Incorporated made fraudulent representations to Marinova upon which Marinova claims it relied in executing the Purchase Agreement. Marinova claims that Mannatech’s actions have caused Marinova over $5,000,000 in damages, as well as attorneys’ fees and costs.

On January 15, 2010, Mannatech filed its Answering Statement and Counterclaims, through which Mannatech asserted affirmative defenses in response to Marinova’s claims, including that Marinova’s own actions or omissions contributed to or caused Marinova’s alleged injury.  Mannatech also filed a counterclaim for breach of contract, through which Mannatech alleges that Marinova sold Mannatech non-conforming powder and then refused to reimburse Mannatech the amount it paid for the non-conforming powder, thereby breaching the Purchase Agreement. Mannatech further alleges that Marinova separately breached the Purchase Agreement by marketing its powder to one or more of Mannatech’s competitors in violation of an amendment to the Purchase Agreement’s exclusivity clause. Finally, Mannatech requested declaratory judgments from the arbitration panel, including a judgment that Mannatech is not obligated to purchase any additional product from Marinova because Marinova breached the Purchase Agreement. Mannatech is seeking damages in the amount it paid for the non-conforming product, which is approximately $600,000, as well as damages from Marinova’s breach of the parties’ exclusivity agreement, attorneys’ fees, and costs.

The parties have not yet picked an arbitration panel, no arbitration date is currently set, and no discovery has commenced.  Mannatech intends to vigorously prosecute the case.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, the Company has accrued $1.5 million as of December 31, 2009 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

NOTE 14: SHAREHOLDERS’ EQUITY

Preferred Stock

On April 8, 1998, the Company amended its Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to 99.0 million and the Company authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have ever been issued or outstanding.

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, up to 5% of its outstanding shares, or approximately 1.3 million shares, of its common stock to help manage any dilutive effects of its common stock in the open market. On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors. As of December 31, 2009, the Company had repurchased the following number of shares of its common stock in the open market:

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

As of December 31, 2009, the maximum number of shares available for repurchase under the June 2004 plan, previously approved by the Company’s Board of Directors, was 196,124. The Company is also authorized to purchase up to $20 million of its outstanding common stock, in the open market, under its August 2006 program.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net, which is displayed in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income (loss), represents net income (loss) plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations. Such items include unrealized gains/losses from investments, foreign currency translation, and certain pension and postretirement benefit obligations.

The after-tax components of accumulated other comprehensive income (loss), are as follows (in thousands):

	Unrealized Gain (Loss) From Investments	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2006	$(1)	$(1,704)	$(44)	$(1,749)
Current-period change	1	613	12	626
Balance as of December 31, 2007	—	(1,091)	(32)	(1,123)
Current-period change	—	(318)	35	(283
Balance as of December 31, 2008	—	(1,409)	3	(1,406)
Current-period change	—	276	17	293
Balance as of December 31, 2009	—	$(1,133)	$20	$(1,113)

NOTE 15: EARNINGS (LOSS) PER SHARE

Basic Earnings (Loss) Per Share (“EPS”) calculations are based on the calculated weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the years ended December 31, 2009, 2008 and 2007. For 2009, approximately 1.4 million of the Company’s common stock options were excluded from its diluted EPS calculation using average close price of $3.39 per share, as their effect was anti-dilutive. For 2008, approximately 1.3 million of the Company’s common stock options were excluded from its diluted EPS calculation using average close price of $5.37 per share, as their effect was anti-dilutive. For 2007, approximately 0.4 million of the Company’s common stock options were excluded from its diluted EPS calculation using an average close price of $11.60 per share, as their effect was anti-dilutive. The amounts are rounded to the nearest thousands, except per share amounts.

	2009			2008			2007
	Income/Loss (Numerator)	Shares (Denominator)	Per Share Amount)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss) available to common shareholders	$(17,368)	26,467	$(0.66)	$(12,628)	26,461	$(0.48)	$6,594	26,443	$0.25
Effect of dilutive securities –
Stock options	—	—	—	—	—	—	—	354	—
Stock warrants(1)	—	—	—	—	—	—	—	96	—
Diluted EPS:
Net income (loss) available to common shareholders plus assumed conversions	$(17,368)	26,467	$(0.66)	$(12,628)	26,461	$(0.48)	$6,594	26,893	$0.25
_________________________

(1) In 2001, as part of a separation agreement, the Company granted an officer 213,333 stock warrants for common stock at exercise prices ranging from $1.75 to $4.00 per share. The stock warrants vested immediately and expired on February 28, 2008.

The Company’s quarterly cash dividends were $0.02 per share for the first and second quarters of 2009. In the third quarter of 2009, the Board of Directors suspended the quarterly cash dividend payment to shareholders due to the recent company financial performance, protracted worldwide economic recession, and the internal funding needs of new initiatives designed to accelerate sales and associate recruitment of the Company. The Company’s quarterly cash dividends were $0.09 per share for the first and second quarters of 2008 and $0.02 per share for the third and fourth quarters of 2008. The Company paid $0.09 per share in quarterly cash dividends in 2007. The dividend policy is periodically re-evaluated based on consolidated results of operations, financial position, cash requirements, and other relevant factors.

NOTE 16: SEGMENT INFORMATION

The Company conducts its business as a single operating segment, consolidating all of its business units into a single reportable entity, as a seller of proprietary nutritional supplements, topical and skin care products, and weight-management products through its network marketing distribution channels operating in sixteen countries. Each of the Company’s business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales.

The Company operates in eight physical locations and sells product in sixteen different countries around the world. The eight physical locations are the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), and Taiwan. Each of the Company’s physical locations services different geographic areas. The United States location processes orders for the United States, Canada, and South Africa. The Canadian location provides administrative support to the Canadian market and acts as a meeting location for independent associates. The Australian location processes orders for Australia, New Zealand, and Singapore. The Company’s United Kingdom location processes orders for the United Kingdom, Denmark, Germany, Austria, the Netherlands, Norway, and Sweden. The Japan, Republic of Korea, and Taiwan locations process orders for their local markets only. The Company’s Switzerland office manages certain day-to-day business needs of non-North American markets and coordinates the Company’s continued global expansion.

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

	2009		2008		2007
United States	$140.7	48.6%	$176.9	53.1%	$244.5	59.2%
Japan	42.0	14.5%	44.8	13.5%	42.3	10.3%
Republic of Korea	26.4	9.1%	35.7	10.7%	44.0	10.7%
Canada	23.0	7.9%	23.6	7.1%	27.4	6.6%
Australia	22.9	7.9%	26.1	7.8%	29.4	7.1%
South Africa(1)	13.2	4.6%	5.5	1.7%	—	—%
Taiwan	6.6	2.3%	5.2	1.6%	5.4	1.3%
New Zealand	4.3	1.5%	5.2	1.6%	6.9	1.7%
Germany	3.2	1.1%	3.8	1.1%	4.6	1.1%
United Kingdom	3.3	1.0%	4.7	1.4%	6.7	1.6%
Denmark	1.6	0.6%	1.2	0.4%	1.5	0.4%
Singapore(2)	1.5	0.5%	—	—%	—	—%
Austria(3)	0.3	0.1%	—	—%	—	—%
The Netherlands(3)	0.2	0.1%	—	—%	—	—%
Norway(3)	0.3	0.1%	—	—%	—	—%
Sweden(3)	0.2	0.1%	—	—%	—	—%
Totals	$289.7	100%	$332.7	100%	$412.7	100%
_____________________________
(1) South Africa began operations in May 2008.
(2) Singapore began operations in November 2008.
(3) Austria, the Netherlands, Norway, and Sweden began operations in September 2009.

	2009	2008	2007
Consolidated product sales	$213.9	$260.5	$316.9
Consolidated pack sales	62.1	57.7	79.0
Consolidated other, including freight*	13.7	14.5	16.8
Total	$289.7	$332.7	$412.7
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

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following countries, as follows (in millions):

Country	2009	2008
Australia	$0.3	$0.3
Canada	0.1	—
Japan	0.3	0.2
Republic of Korea	0.6	0.8
Switzerland	0.5	0.7
Taiwan	0.1	0.1
United Kingdom	0.1	0.1
United States	25.5	34.8
	$27.5	$37.0

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.2	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.3	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.4	2008 Stock Incentive Plan.	DEF 14A	000-24657	Appendix B	April 29, 2008
10.5	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.6	Form of Indemnification Agreement between Mannatech, and its Board of Directors, dated September 10, 1998.	S-1	333-63133	10.8	September 10, 1998
10.7	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998
10.8	Second Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.1	November 9, 2005
10.9	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated May 29, 1997 as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998
10.10	Third Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.2	November 9, 2005
10.11	Trademark License and Supply Agreement between Mannatech and Carrington Laboratories, Inc., dated January 25, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	January 31, 2007
10.12	Supply Agreement between Mannatech (International) Limited and Marinova Pty. Limited, effective August 9, 2007 and dated May 7, 2007, (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act).	10-Q	000-24657	10.3	May 10, 2007
10.13	Amendment to Purchase Agreement between Mannatech and Marinova PTY, Limited, dated May 6, 2008 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act).	10-Q	000-24657	10.4	August 11, 2008
10.14	Purchase Agreement between Mannatech and Larex, Inc., dated January 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.18	March 16, 2006
10.15	Purchase Agreement between Mannatech and Wellness Enterprises, LLC, dated February 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.19	March 16, 2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.16	Supply Agreement between Mannatech and Coradji PTY. Limited, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	10.1	March 29, 2005
10.17	Supply License Agreement between Mannatech and InB:Biotechnologies, Inc., dated March 22, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.2	May 10, 2006
10.18	Initial Commercial Supply and Manufacturing Agreement between Mannatech and Fine Chemetics, Inc., dated March 29, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2006
10.19	Supply Agreement between Mannatech, Incorporated, and Improve U.S.A., Inc., effective June 1, 2008, and executed May 2, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 8, 2008
10.20	Amended and Restated Employment Agreement between Terry L. Persinger and Mannatech, dated June 16, 2008.	8-K	000-24657	10.1	June 20, 2008
10.21	Employment Agreement between Robert A. Sinnott, Ph.D. and Mannatech, dated October 5, 2007.	8-K	000-24657	10.3	October 11, 2007
10.22	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated January 23, 2006.	10-K	000-24657	10.32	March 16, 2006
10.23	Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated October 5, 2007.	8-K	000-24657	10.2	October 11, 2007
10.24	First Amendment to Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated December 18, 2008.	10-K	000-24657	10.24	March 12, 2009
10.25	Employment Agreement between Terence L. O’Day and Mannatech, dated October 5, 2007.	8-K	000-24657	10.1	October 11, 2007
10.26	Employment Agreement between B. Keith Clark and Mannatech, dated October 5, 2007.	8-K	000-24657	10.4	October 11, 2007
10.27	Employment Agreement between Wayne L. Badovinus and Mannatech, dated June 4, 2008.	8-K	000-24657	10.1	June 9, 2008
10.28	Employment Agreement between Terri F. Maxwell and Mannatech, dated August 28, 2008.	8-K	000-24657	10.1	September 2, 2008
10.29	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004
10.30	Termination of Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated March 6, 2009.	8-K	000-24657	10.1	March 10, 2009
10.31	Follow-Up Agreement to Letter of Intent Agreement between Mannatech and Jett, dated September 10, 2001.	10-Q	000-24657	10.4	November 14, 2001
10.32	Letter of Understanding between Mannatech and Dr. John Axford, dated April 19, 2006.	8-K	000-24657	99.1	April 21, 2006
10.33	Extension of the Letter of Spokesperson Arrangement between Mannatech and Dr. John Axford, dated February 18, 2007.	8-K	000-24657	99.1	February 21, 2007
10.34	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.35	Amendment to Employment Agreement between Alfredo Bala and Mannatech, dated October 11, 2007.	8-K	000-24657	10.1	October 17, 2007
10.36	Clinical Research Agreement dated January 3, 2007 by and between St. George’s Hospital Medical School (trading as St George’s, University of London), and Mannatech, Inc.	10-K	000-24657	10.39	March 17,2008
10.37	Employment Agreement, effective March 2, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.1	March 6, 2009
10.38	First Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.4	December 18, 2009

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.39	Consulting Agreement, dated March 17, 2009, between Mannatech, Salinda Enterprises, LLC and Samuel L. Caster.	8-K	000-24657	10.1	March 19, 2009
10.40	Separation and Release Agreement, dated July 17, 2009 between Mannatech and Terri F. Maxwell.	8-K	000-24657	10.1	July 21, 2009
10.41	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Stephen D. Fenstermacher.	8-K	000-24657	10.1	December 18, 2009
10.42	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Robert A. Sinnott, Ph.D.	8-K	000-24657	10.2	December 18, 2009
10.43	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and B. Keith Clark.	8-K	000-24657	10.3	December 18, 2009
14.1	Code of Ethics.	10-K	000-24657	14.1	March 16, 2007
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO Seidman, LLP.	*	*	*	*
23.2*	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.	*	*	*	*
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Financial Officer of Mannatech.	*	*	*	*
99.3*	Financial Statement schedule regarding Valuation and Qualifying Accounts.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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