Form 10-Q
period 2010-03-31
MANNATECH INC
filed 2010-05-06
CIK 1056358

March 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 For the quarterly period ended: March 31, 2010 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File No. 000-24657

MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code:  (972) 471-7400
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
Yes [  ] No [X]

As of April 30, 2010, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,490,466.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
ASSETS	(unaudited)
Cash and cash equivalents	$14,709	$17,367
Restricted cash	1,287	1,288
Accounts receivable, net of allowance of $26 and $17 in 2010 and 2009, respectively	453	664
Income tax receivable	8,973	8,075
Inventories, net	30,944	31,290
Prepaid expenses and other current assets	3,644	3,139
Deferred tax assets	2,762	2,662
Total current assets	62,772	64,485
Property and equipment, net	24,698	27,144
Construction in progress	304	317
Long-term restricted cash	6,159	7,201
Other assets	2,348	2,503
Long-term deferred tax assets	555	652
Total assets	$96,836	$102,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$1,162	$847
Accounts payable	7,526	11,319
Accrued expenses	13,591	14,231
Commissions and incentives payable	11,934	10,624
Taxes payable	2,160	2,577
Current deferred tax liability	423	274
Deferred revenue	2,325	2,807
Total current liabilities	39,121	42,679
Capital leases, excluding current portion	777	1,068
Long-term deferred tax liabilities	3,070	3,923
Other long-term liabilities	5,110	3,348
Total liabilities	48,078	51,018

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,695,482 shares issued and 26,488,388 shares outstanding in 2010 and 27,687,882 shares issued and 26,480,788 shares outstanding in 2009	3	3
Additional paid-in capital	41,672	41,442
Retained earnings	22,962	25,743
Accumulated other comprehensive loss	(1,088)	(1,113)
Less treasury stock, at cost, 1,207,094 shares in 2010 and 2009	(14,791)	(14,791)
Total shareholders’ equity	48,758	51,284
Total liabilities and shareholders’ equity	$96,836	$102,302

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended March 31,
	2010	2009
Net sales	$60,665	$70,701
Cost of sales	8,625	11,731
Commissions and incentives	26,999	33,726
	35,624	45,457
Gross profit	25,041	25,244

Operating expenses:
Selling and administrative expenses	16,471	18,215
Depreciation and amortization	2,917	3,146
Other operating costs	8,545	9,562
Total operating expenses	27,933	30,923

Loss from operations	(2,892)	(5,679)
Interest income (expense)	(29)	74
Other income (expense), net	140	(1,418)
Loss before income taxes	(2,781)	(7,023)

(Provision) benefit for income taxes	—	2,248
Net loss	$(2,781)	$(4,775)

Loss per share:
Basic	$(0.11)	$(0.18)
Diluted	$(0.11)	$(0.18)

Weighted-average common shares outstanding:
Basic	26,482	26,461
Diluted	26,482	26,461

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands, except per share information)

	Common stock outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Shares	Par value				Shares	Amounts
Balance at December 31, 2009	26,481	$3	$41,442	$25,743	$(1,113)	1,207	$(14,791)	$51,284
Charge related to stock-based compensation	—	—	209	—	—	—	—	209
Proceeds from stock options exercised	7	—	21	—	—	—	—	21
Components of comprehensive loss: Foreign currency translations	—	—	—	—	25	—	—	25
Net loss	—	—	—	(2,781)	—	—	—	(2,781)
Total comprehensive loss								(2,756)
Balance at March 31, 2010	26,488	$3	$41,672	$22,962	$(1,088)	1,207	$(14,791)	$48,758

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED ALL SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,781)	$(4,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,917	3,146
Provision for doubtful accounts	15	(12)
Provision for inventory losses	101	250
Loss on disposal of assets	7	—
Accounting charge related to stock-based compensation expense	209	139
Deferred income taxes	(709)	(53)
Changes in operating assets and liabilities:
Accounts receivable	198	8
Income tax receivable	(893)	(2,164)
Inventories	347	628
Prepaid expenses and other current assets	(146)	(374)
Other assets	170	24
Accounts payable	(3,800)	781
Accrued expenses	1,104	(2,916)
Taxes payable	(445)	(868)
Commissions and incentives payable	1,276	2,664
Deferred revenue	(482)	(162)
Net cash used in operating activities	(2,912)	(3,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(371)	(718)
Change in restricted cash	1,237	(204)
Net cash provided by (used in) investing activities	866	(922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	—	(529)
Proceeds from stock options exercised	21
Repayment of capital lease obligations	(406)	(34)
Net cash used in financing activities	(385)	(563)

Effect of currency exchange rate changes on cash and cash equivalents	(227)	625
Net decrease in cash and cash equivalents	(2,658)	(4,544)
Cash and cash equivalents at the beginning of period	17,367	30,945
Cash and cash equivalents at the end of period	$14,709	$26,401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$543	$625
Interest paid on capital leases	$21	$4

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), headquartered in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are primarily sold to independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden.

Independent associates purchase the Company’s products at published wholesale prices to either sell to retail customers or consume personally. Members purchase the Company’s products at a discount from published retail prices primarily for personal consumption. The Company cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery, other than usual and customary product warranties and returns. Only independent associates are eligible to earn commissions and incentives.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2009 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and filed with the United States Securities and Exchange Commission on March 11, 2010 (the “2009 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2009 Annual Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are generally received within 24 to 72 hours. As of March 31, 2010 and December 31, 2009, credit card receivables were $2.2 million and $2.8 million, respectively. Additionally, as of March 31, 2010 and December 31, 2009, cash and cash equivalents held in bank accounts in foreign countries totaled $10.4 million and $10.2 million, respectively.

Restricted Cash

The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea, (ii) reserve on credit card sales in the United States and Canada, and (iii) Australia building lease collateral. As of March 31, 2010 and December 31, 2009, our total restricted cash was $7.4 million and $8.5 million, respectively. The decrease in restricted cash was primarily related to the partial refund of direct selling insurance premiums in Korea.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2010 and December 31, 2009, receivables consisted primarily of amounts due from members and independent associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due, and writes-off receivables when they become uncollectible. At March 31, 2010 and December 31, 2009, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of March 31, 2010 and December 31, 2009, other assets of $2.3 million and $2.5 million primarily consisted of deposits for building leases in various locations and certain intangible assets.

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

Other Long-Term Liabilities

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of March 31, 2010, the Company’s liability related to this royalty agreement was $1.5 million, of which $0.3 million was currently due and included in accrued expenses.  As of December 31, 2009, the Company’s long-term liability related to this royalty agreement was $1.6 million, of which $0.3 million was currently due and included in accrued expenses.

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of March 31, 2010 and December 31, 2009, accrued restoration costs related to these leases amounted to $0.4 million. At March 31, 2010 and December 31, 2009, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $0.9 million and $0.8 million, respectively.

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

Revenue Recognition

The Company’s revenue is derived from sales of individual products, sales of its starter and renewal packs, and shipping fees. Substantially all of the Company’s product and pack sales are made to independent associates at published wholesale prices and to members at discounted published retail prices. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience.

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At March 31, 2010 and December 31, 2009, the Company’s deferred revenue was $2.3 million and $2.8 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by period end; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years as the majority of our customers return their merchandise within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the three months ended March 31, 2010 our sales return reserve was composed of the following (in thousands):

March 31, 2010
Sales reserve as of January 1, 2010	$595
Provision related to sales made in current period	841
Provision related to sales made in prior periods	(65)
Actual returns or credits related to current period	(247)
Actual returns or credits related to prior periods	(534)
Sales reserve as of March 31, 2010	$590

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $3.1 million and $3.5 million for the three months ended March 31, 2010 and 2009, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

NOTE 2: INVENTORIES

Inventories consist of raw materials and finished goods, including promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at March 31, 2010 and December 31, 2009, consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$9,999	$10,819
Finished goods	22,229	21,844
Inventory reserves for obsolescence	(1,284)	(1,373)
	$30,944	$31,290

NOTE 3: INCOME TAXES

For the three-months ended March 31, 2010 and 2009, the Company’s effective tax rate was 0% and 32%, respectively. For the three-months ended March 31, 2010 and 2009, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three-months ended March 31, 2010 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items reducing the effective income tax rate included reductions due to the mix of income between tax jurisdictions, the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions. Items increasing the effective income tax rate included recognition of additional tax benefits in 2010 attributed to prior year and tax credit refund claims filed during the current quarter.

NOTE 4: LOSS PER SHARE

Basic Earnings (Loss) Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended March 31, 2010 and 2009. As of March 31, 2010, approximately 1.6 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average closing price of $3.32 per share, as their effect was antidilutive. As of March 31, 2009, 1.5 million of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average closing price of $3.14 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.
	For the three months ended March 31,
	2010			2009
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss available to common shareholders	$(2,781)	26,482	$(0.11)	$(4,775)	26,461	$(0.18)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(2,781)	26,482	$(0.11)	$(4,775)	26,461	$(0.18)

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan (the “2008 Plan”), which reserved, for issuance of stock options and restricted stock to employees, board members, and consultants, up to 1,000,000 shares of common stock plus any shares reserved under the Company’s then-existing, unexpired stock plan for which options had not yet been issued plus any shares underlying outstanding options under the then-existing stock option plan that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting held on June 18, 2008. As of March 31, 2010, the 2008 Plan had 301,819 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. For the three months ended March 31, 2010 and 2009, the Company granted 136,500 and 125,000 stock options, respectively. The fair value of stock options granted during the three months ended March 31, 2010 was $2.03 per share. During the three months ended March 31, 2009 the fair value ranged from $1.24 to $1.64 per share. The Company recognized compensation expense as follows for the three months ended March 31 (in thousands):

	2010	2009
Total gross compensation expense	$209	$139
Total tax benefit associated with compensation expense	19	27
Total net compensation expense	$190	$112

As of March 31, 2010, the Company expects to record compensation expense in the future as follows:

	Nine months ending December 31, 2010	Year ending December 31,
		2011	2012
Total gross unrecognized compensation expense	$348	$326	$52
Tax benefit associated with unrecognized compensation expense	45	40	1
Total net unrecognized compensation expense	$303	$286	$51

NOTE 6: LITIGATION

Patent Infringement Litigation

Mannatech, Inc. v. Country Life, LLC, et al., Case No. 3:10-cv-00533-O, United States District Court, Northern District of Texas, Dallas Division

On March 16, 2010, the Company filed a patent infringement lawsuit against Country Life, LLC; Country Life Manufacturing, LLC; EvenBetterNow, LLC; Micro Health Solutions, LLC; New Sun, Inc.; Oasis Advanced Wellness, LLC; Roex, Inc.; VDF FutureCeuticals, Inc.; and John Does 1-20, alleging the defendants infringed United States Patent Nos. 6,929,807, 7,157,431, 7,196,064, 7,199,104, and 7,202,220, all entitled “Compositions of Plant Carbohydrates as Dietary Supplements,” and seeking to stop their manufacture, offer, and sale of infringing glyconutritional dietary supplement products.

All named defendants have been served with summons or are in the process of being served; three defendants have sought unopposed extensions of their answer deadlines; and two defendants have agreed to judgments against them for their infringement of the Patents-in-Suit.  Specifically, VDF FutureCeuticals, Roex, and New Sun filed unopposed motions to extend their answer deadline; the Court granted their motions, and their answers are now due on April 26, May 7, and May 17, respectively.

On April 8, 2010, Mannatech filed a Motion for Entry of Agreed Judgment against EvenBetterNow.  On April 15, 2010, the Court granted the motion and entered judgment for Mannatech against EvenBetterNow, finding that EvenBetterNow infringed the ‘807, ‘431, and ‘220 Patents by offering for sale and selling, in the United States, the product named EvenBetterNow Glyconutrients.  The Agreed Judgment enjoins EvenBetterNow, for the term of the Patents-in-Suit, from (a) making, using, offering to sell, or otherwise distributing within the United States, or importing into the United States, the infringing product or colorable imitations thereof (the “Enjoined Products”); (b) inducing infringement of the Patents-in-Suit by assisting others in making, using, offering to sell, selling, or otherwise distributing, within the United States, the Enjoined Products; and (c) supplying or causing to be supplied in or from the United States all or a substantial portion of the components of the Enjoined Products.

On April 19, 2010, Mannatech filed a Motion for Entry of Agreed Judgment against Oasis Advanced Wellness, which proposes the same terms as found in the Agreed Judgment against EvenBetterNow, but with respect to ‘431, ‘104, and ‘220 Patents.

Business Arbitration and Litigation

Marinova Pty. Limited v. Mannatech, Incorporated & Mannatech (International) Limited, Case No. 50-122-T-00635-09, International Centre for Dispute Resolution, a division of the American Arbitration Association

On December 10, 2009, Marinova Pty. Limited (“Marinova”), a company organized and operating under the laws of Australia, filed a Notice of Arbitration and Statement of Claim with the International Centre for Dispute Resolution, which is a division of the American Arbitration Association, against Mannatech Incorporated and Mannatech (International) Limited (collectively, “Mannatech”).  Marinova’s claims stem from the parties’ April 27, 2007 Purchase Agreement, which was entered into between Marinova and Mannatech (International) Limited and executed by Marinova and Mannatech, Incorporated.  Through the Purchase Agreement, Marinova agreed to sell and Mannatech agreed to buy set quantities of glyconutrient powder that Mannatech uses in the manufacturing of some its products.  Marinova claims that Mannatech breached the Purchase Agreement by not buying certain quantities of Marinova’s product.  Marinova alternatively claims that Mannatech, Incorporated tortiously interfered with the Purchase Agreement.  Finally, Marinova claims that Mannatech, Incorporated made fraudulent representations to Marinova upon which Marinova claims it relied in executing the Purchase Agreement.  Marinova claims that Mannatech’s actions have caused Marinova over $5,000,000 in damages, as well as attorneys’ fees and costs.

On January 15, 2010, Mannatech filed its Answering Statement and Counterclaims, through which Mannatech asserted affirmative defenses in response to Marinova’s claims, including that Marinova’s own actions or omissions contributed to or caused Marinova’s alleged injury.  Mannatech also filed a counterclaim for breach of contract, through which Mannatech alleges that Marinova sold Mannatech non-conforming powder and then refused to reimburse Mannatech the amount it paid for the non-conforming powder, thereby breaching the Purchase Agreement.  Mannatech further alleges that Marinova separately breached the Purchase Agreement by marketing its powder to one or more of Mannatech’s competitors in violation of an amendment to the Purchase Agreement’s exclusivity clause.  Finally, Mannatech requested declaratory judgments from the arbitration panel, including a judgment that Mannatech is not obligated to purchase any additional product from Marinova because Marinova breached the Purchase Agreement.  Mannatech is seeking damages in the amount it paid for the non-conforming product, as well as damages from Marinova’s breach of the parties’ exclusivity agreement, attorneys’ fees, and costs.

The parties are in the process of selecting an arbitration panel.  No arbitration date is currently set, and no discovery has commenced.  Mannatech intends to vigorously defend and prosecute the case.

Litigation in General

The Company has several pending claims incurred in the normal course of business. In the Company’s opinion, such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by its insurance policies. Additionally, insurance carriers could refuse to cover certain of these claims in whole or in part. The Company accrues costs to defend itself from litigation as it is incurred or as it becomes determinable.

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, and related legal fees, the Company has accrued $1.8 million as of March 31, 2010 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

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

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In February 2010, the FASB issued amended guidance to Topic 855 which no longer requires that an SEC filer disclose the date through which subsequent events have been evaluated. The amended guidance did not change the requirement to evaluate subsequent events through the filing dates. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the Securities and Exchange Commission in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the Securities and Exchange Commission to improve the ability of financial statement users to access and analyze financial data. The Securities and Exchange Commission adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with our June 30, 2011 quarterly report on Form 10-Q. We began furnishing financial information in XBRL format starting with our quarterly report on Form 10-Q for the period ended September 30, 2009. As an early XBRL adopter, the Company may choose to discontinue furnishing XBRL data in the future until the required compliance date of June 30, 2011.

NOTE 8: FAIR VALUE

Fair Value Measurements and Disclosure Topic of the FASB ASC establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

•      Level 1 – Quoted unadjusted prices for identical instruments in active markets.

•      Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

•      Level 3 – Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2010. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2010.

Asset	Level 1	Level 2	Level 3	Total
Money Market Funds – Fidelity, US	$2,023	$—	$—	$2,023
Interest bearing deposits – various banks, Korea	5,214	—	—	5,214
Total assets	$7,237	$—	$—	$7,237
Amounts included in:
Cash and cash equivalents	$2,045	$—	$—	$2,045
Long-term restricted cash	5,192	—	—	5,192
Total	$7,237	$—	$—	$7,237

NOTE 9: SEGMENT INFORMATION

The Company conducts its business as a single operating segment, consolidating all of its business units into a single reportable entity, as a seller of proprietary nutritional supplements, topical and skin care products, and weight-management products through its network marketing distribution channels operating in sixteen countries. Each of the Company’s business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial performance by country and analyzes consolidated revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales.

The Company operates in nine physical locations and sells products in sixteen different countries around the world. The nine physical locations are the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, and South Africa. Each of the Company’s physical locations services different geographic areas. The United States, Canada, Australia, United Kingdom and Japan offices provide administrative support to its local markets and act as meeting locations for independent associates. The South Africa location, when opened for use in late May 2010, will also provide administrative support to its local market and act as a meeting location for independent associates. The United States location processes orders for the United States, Canada, and South Africa. The Australian location processes orders for Australia, New Zealand, and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark, Germany, Austria, the Netherlands, Norway, and Sweden. The Japan, Republic

of Korea, and Taiwan locations process orders for their local markets only. The Switzerland office was created to manage certain day-to-day business needs of certain international markets and coordinates our continued global expansion.

Consolidated net sales shipped to customers in these locations, along with pack and product information for the three months ended March 31, 2010 and 2009 are as follows (in millions, except percentages):

Country	2010		2009
United States	$27.8	45.8%	$36.5	51.5%
Japan	8.7	14.3%	10.9	15.4%
Republic of Korea	5.4	8.9%	5.5	7.8%
Canada	4.4	7.2%	5.3	7.5%
Australia	5.2	8.6%	5.2	7.4%
South Africa	3.2	5.3%	2.3	3.3%
Taiwan	2.2	3.6%	1.6	2.3%
New Zealand	1.0	1.6%	1.0	1.4%
Germany	0.6	1.0%	0.9	1.3%
United Kingdom	0.6	1.0%	0.8	1.1%
Denmark	0.2	0.3%	0.4	0.6%
Singapore	0.6	1.0%	0.3	0.4%
Austria(1)	0.3	0.5%	—	—%
Norway(1)	0.3	0.5%	—	—%
The Netherlands(1)	0.1	0.2%	—	—%
Sweden(1)	0.1	0.2%	—	—%
Totals	$60.7	100%	$70.7	100%
________________________
(1) Austria, the Netherlands, Norway, and Sweden began operations in September 2009.

	2010	2009
Consolidated product sales	$48.5	$54.1
Consolidated pack sales	9.7	13.2
Consolidated other, including freight	2.5	3.4
Consolidated total net sales	$60.7	$70.7

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, reside in the following countries, as follows (in millions):

Country	March 31, 2010	December 31, 2009
Australia	$0.3	$0.3
Canada	0.1	0.1
Japan	0.2	0.3
Republic of Korea	0.5	0.6
Switzerland	0.5	0.5
Taiwan	0.1	0.1
United Kingdom	0.1	0.1
United States	23.2	25.5
Totals	$25.0	$27.5

NOTE 10: SUBSEQUENT EVENT

 In April 2010, the Company received a Federal income tax refund of $8.1 million. As of March 31, 2010, the Company recorded the anticipated refund in the income tax receivable line item on its Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2010 as compared to the same period in 2009, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden. The United States, Canada, Australia, United Kingdom and Japan offices provide administrative support to its local markets and act as meeting locations for independent associates. The South Africa location, when opened for use in late May 2010, will also provide administrative support to its local market and act as a meeting location for independent associates. The United States location processes orders for the United States, Canada, and South Africa. The Australian location processes orders for Australia, New Zealand, and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark, Germany, Austria, the Netherlands, Norway, and Sweden. The Japan, Republic of Korea, and Taiwan locations process orders for their local markets only. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets and coordinates our continued global expansion. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells the same types of products and exhibits similar economic characteristics, such as selling prices and gross margins.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 485,000 independent associates and members who have purchased our products and/or packs within the last 12 months, which we refer to as current independent associates and members. New recruits and pack sales are regarded as leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of existing independent associates and members, entry into new markets and growth of existing markets, niche market development, new product introduction, and investment in our infrastructure.

During calendar year 2008, the U.S. and foreign economies slowed dramatically because of the global financial crisis. The difficult conditions affecting the overall macro-economic environment continued to impact our business in 2009 and the first quarter of 2010. Significant reduction in consumers’ disposable income impacted our customers’ spending practices, causing a decline in our revenues.

During 2008 and 2009, in response to adverse market conditions, we implemented various initiatives to reduce expenses, including the suspension of matching contributions under our 401(k) employee savings plan, reduction in our workforce, and reduction in other discretionary costs such as outside services, travel and overtime. We also suspended our quarterly cash dividend in August of 2009. By establishing a culture of expense control and accountability, we achieved a decrease in operating expenses and maintained that level of expense control through the first quarter of 2010. Our intent is to systematically review all expenditures with the goal of prudently managing our business. At the same time, we remain committed to our strategic plan of developing new, innovative, and scientifically-validated products, international expansion, strengthening financial results, and adding value to our shareholders and independent associates.

We continue expansion into new international markets and are scheduled to begin selling products in Mexico in early 2011. Our expansion into Mexico will complement our existing presence in North America while highlighting our continued focus on global expansion.

We continue to focus on new product development. In the first quarter of 2010, we launched our newest product, the Simply Delicious snack bar. The Simply Delicious bar is USDA (United States Department of Agriculture) Organic certified and is offered in two flavors – cherry pie and chocolate raspberry truffle. We are also scheduled to launch a new skin care line in the second half of 2010.

In addition to our innovative product development, we continue to invest in research for our existing products. Recent results of a randomized, double-blind, placebo-controlled study validated that Ambrotose® has beneficial effects on cognitive functioning. Additional preclinical studies suggest that Ambrotose can exert positive effects on the immune system and the digestive tract. Ambrotose®, a glyconutrient product originally launched in 1996, is still our best-selling product. Five additional clinical and pre-clinical studies are scheduled to be conducted in 2010.

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

We believe aggressive cost reduction, new product introduction, international expansion, financial discipline, and organizational realignment will enable us to effectively manage through the challenging economy. We believe these recent changes will position us to support future long-term profitable growth.

RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2010 and 2009 (in thousands, except percentages).

	2010		2009		Change from 2010 to 2009
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$60,665	100%	$70,701	100%	$(10,036)	(14.2)%
Cost of sales	8,625	14.2%	11,731	16.6%	(3,106)	(26.5)%
Commissions and incentives	26,999	44.5%	33,726	47.7%	(6,727)	(19.9)%
	35,624	58.7%	45,457	64.3%	(9,833)	(21.6)%
Gross profit	25,041	41.3%	25,244	35.7%	(203)	(0.8)%

Operating expenses:
Selling and administrative expenses	16,471	27.2%	18,215	25.8%	(1,744)	(9.6)%
Depreciation and amortization	2,917	4.8%	3,146	4.4%	(229)	(7.3)%
Other operating costs	8,545	14.1%	9,562	13.5%	(1,017)	(10.6)%
Total operating expenses	27,933	46.0%	30,923	43.7%	(2,990)	(9.7)%
Loss from operations	(2,892)	(4.8)%	(5,679)	(8.0)%	2,787	(49.1)%
Interest income (expense)	(29)	0.0%	74	0.1%	(103)	(139.2)%
Other income (expense), net	140	0.2%	(1,418)	(2.0)%	1,558	(109.9)%
Loss before income taxes	(2,781)	(4.6)%	(7,023)	(9.9)%	4,242	(60.4)%
(Provision) benefit for income taxes	—	0.0%	2,248	3.2%	(2,248)	(100.0)%
Net loss	$(2,781)	(4.6)%	$(4,775)	(6.8)%	$1,994	(41.8)%

Consolidated net sales shipped to customers by location for the three months ended March 31, 2010 and 2009 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Country	2010		2009
United States	$27.8	45.8%	$36.5	51.5%
Japan	8.7	14.3%	10.9	15.4%
Republic of Korea	5.4	8.9%	5.5	7.8%
Canada	4.4	7.2%	5.3	7.5%
Australia	5.2	8.6%	5.2	7.4%
South Africa	3.2	5.3%	2.3	3.3%
Taiwan	2.2	3.6%	1.6	2.3%
New Zealand	1.0	1.6%	1.0	1.4%
Germany	0.6	1.0%	0.9	1.3%
United Kingdom	0.6	1.0%	0.8	1.1%
Denmark	0.2	0.3%	0.4	0.6%
Singapore	0.6	1.0%	0.3	0.4%
Austria(1)	0.3	0.5%	—	—
Norway(1)	0.3	0.5%	—	—
The Netherlands(1)	0.1	0.2%	—	—
Sweden(1)	0.1	0.2%	—	—
Totals	$60.7	100%	$70.7	100%
________________________
(1) Austria, the Netherlands, Norway, and Sweden began operations in September 2009.

Net Sales

For the three months ended March 31, 2010, our operations outside of the United States accounted for approximately 54.2% of our consolidated net sales, whereas in the same period in 2009, our operations outside of the United States accounted for approximately 48.5% of our consolidated net sales.

Consolidated net sales for the three months ended March 31, 2010 decreased by $10.0 million, or 14.2%, to $60.7 million as compared to the same period in 2009. Domestic sales decreased by $8.7 million, or 23.8%, to $27.8 million, while international sales decreased $1.3 million, or 3.9%, to $32.9 million for the three months ended March 31, 2010 as compared to the same period in 2009. It is likely that negative publicity regarding litigation settled in February 2009 had a negative impact on our domestic sales. Sales in certain international markets have been adversely affected as a result of direct competition. The global financial crisis continues to be a major factor for the decline in both our domestic and international sales.

Fluctuation in foreign currency exchange rates had an overall favorable impact on our net sales of approximately $3.9 million for the three months ended March 31, 2010. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended March 31, 2009.

Net sales by country in local currency for the three months ended March 31, 2010 and 2009 are as follows (in millions, except percentages):

		Three months
				Change
Country	Currency	2010	2009	Local currency	Percentage
Australia and Singapore	AUD	6.5	8.2	(1.7)	(20.7)%
Austria, Germany, the Netherlands(1)	EUR	0.7	0.7	—	—
Denmark	DKK	0.9	2.4	(1.5)	(62.5)%
Japan	JPY	779.0	1,006.2	(227.2)	(22.6)%
Korea	KRW	6,196.4	7,670.6	(1,474.2)	(19.2)%
New Zealand	NZD	1.4	1.9	(0.5)	(26.3)%
Norway(1)	NOK	1.7	—	—	—
South Africa	ZAR	23.5	22.8	0.7	3.1%
Sweden(1)	SEK	0.7	—	—	—
Taiwan	TWD	69.2	53.6	15.6	29.1%
United Kingdom	GBP	0.5	0.6	(0.1)	(16.7)%
_____________________
(1) Norway, Austria, Sweden and the Netherlands began operations in September 2009.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of independent associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

			Change
	2010	2009	Dollar	Percentage
Product sales	$48.5	$54.1	$(5.6)	(10.4)%
Pack sales	9.7	13.2	(3.5)	(26.5)%
Other, including freight	2.5	3.4	(0.9)	(26.5)%
Total net sales	$60.7	$70.7	$(10.0)	(14.2)%

The decrease in our consolidated net sales consisted of a decrease in the volume of products and packs sold and a change in the mix of packs and products sold. Pack sales generally correlate to new independent associates who purchase starter packs and continuing independent associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing independent associates and members because independent associates and members utilize products at different volumes.

Product Sales

Product sales for the three months ended March 31, 2010 decreased $5.6 million, or 10.4%, as compared to the same period in 2009. The decrease of $5.6 million was comprised of a decrease in existing product sales of $2.7 million, and a decrease in new products sales of $2.9 million. We implemented a 2-5% price increase in most countries in late January 2010. We believe the decrease in product sales was primarily due to the macro-economic factors negatively impacting our company.

We have introduced the following new products since March 31, 2009:

•	Simply Delicious™ Snack Bars in United States and Canada;

•	Essential Source™ Omega 3 in United States and nearly all of our international markets;

•	PhytoBurst™ Nutritional Chews in United States, Canada and South Africa;

•	OsoLean™ powder in all of our markets;

•	Various promotional packages in United States and international markets;

•	Health Solutions Starter packs in several international markets;

•	GlycoSlim® drink mix in certain international markets;

•	GI-Pro Balance™ in South Korea;

•	Emprizone® in Japan;

•	Optimal Skin Care products in South Africa; and

•	Various Optimal Health, Weight and Fitness products in Austria, the Netherlands, Norway and Sweden;

Pack Sales

Packs may be purchased by our independent associates who wish to build a Mannatech business. These packs are offered to our independent associates at a discount from published retail prices. There are several pack options available to our independent associates. In certain markets, pack sales are concluded during the associate registration process and can provide new independent associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building independent associates can also purchase an upgrade pack, which provides the associate with additional promotional materials and eligibility for additional commissions and incentives. Many of our business-building independent associates also choose to purchase renewal packs to satisfy annual renewal requirements to continue to earn various commissions.

Pack sales associated with the number of independent associates and members can be further analyzed as follows, for the three months ended March 31(in millions, except percentages):

			Change
	2010	2009	Dollar	Percentage
New	$6.2	$7.5	$(1.3)	(17.3)%
Continuing	3.5	5.7	(2.2)	(38.6)%
Total	$9.7	$13.2	$(3.5)	(26.5)%

Total pack sales for the three months ended March 31, 2010 decreased by $3.5 million, or 26.5%, to $9.7 million, as compared to $13.2 million for the same period in 2009. The overall decrease in total pack sales was composed of a decrease of $1.3 million related to a reduction of new independent associates purchasing starter packs and a decrease of $2.2 million related to a decline in the number of renewal and upgrade packs purchased by our continuing independent associates.

The number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended March 31, 2010 and 2009 were as follows (in millions except percentages and independent associate information):

	2010		2009
New	129,000	26.6%	134,000	25.5%
Continuing	356,000	73.4%	393,000	74.5%
Total	485,000	100%	527,000	100%

There was an overall decrease of 42,000 or 8.0%, in the net trailing 12-month independent associate activity as compared to the twelve months ended March 31, 2009. We are experiencing increased competition in certain international markets where competitors have launched operations and in some cases have made attempts to attract some of our independent associate field leaders. We plan to address new independent associate recruiting through additional incentives, new promotional support materials, and cause-related charitable activities.

During 2009 and 2010, we took the following actions to help increase the number of independent associates and members:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;

•	focused on new product development;

•	explored new international markets;

•	launched an aggressive marketing and educational campaign;

•	strengthened compliance initiatives;

•	concentrated on publishing results of research studies and clinical trials related to our products;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition;

•	implemented changes to our global associate career and compensation plan;

•	introduced new products in many of our global markets;

•	introduced the $499 All-Star Pack into United States, Canada, and South Africa in January 2009;

•	introduced similar All-Star Packs into all other markets in January 2010; and

•	expanded into four new international markets in early fall of 2009.

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

Other sales for the three months ended March 31, 2010 decreased by $0.9 million to $2.5 million as compared to $3.4 million for the same period in 2009. The decrease was primarily due to a decrease in freight fees for product and pack shipments.

Gross Profit

Gross profit for the three months ended March 31, 2010 decreased by $0.2 million, or 0.8%, to $25.0 million as compared to $25.2 million for the same period in 2009. For the three months ended March 31, 2010, gross profit as a percentage of net sales increased to 41.3% as compared to 35.7% for the same period in 2009; this increase resulted from a decrease in cost of sales, commissions, and incentives as a percentage of net sales.

Cost of sales during the three months ended March 31, 2010 decreased by 26.5%, or $3.1 million, to $8.6 million as compared to $11.7 million for the same period in 2009. The reduction in cost of sales was primarily due a decrease in finished product and pack cost, as well as freight cost, which was related to the decline in sales for the quarter. Cost of sales as a percentage of net sales for the three months ended March 31, 2010 decreased to 14.2% as compared to 16.6% for the same period in 2009.

Commission costs for the three months ended March 31, 2010 decreased by 19.1%, or $6.0 million, to $25.4 million as compared to $31.4 million for the same period in 2009.  For the three months ended March 31, 2010, commissions as a percentage of net sales decreased to 41.8% from 44.4% for the same period of 2009.

Incentive costs for the three months ended March 31, 2010 decreased by 30.4%, or $0.7 million, to $1.6 million as compared to $2.3 million for the same period in 2009. For the three months ended March 31, 2010, the costs of incentives, as a percentage of net sales decreased to 2.6% from 3.3% for the same period of 2009.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight expenses, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

Selling and administrative expenses for the three months ended March 31, 2010 decreased by $1.7 million, or 9.6%, to $16.5 million as compared to $18.2 million for the same period in 2009. As a percentage of net sales, selling and administrative expenses increased to 27.2% from 25.8% for the same period in 2009. The decrease in selling and administrative expenses consisted primarily of a $0.8 million decrease in payroll and payroll-related costs, a $0.5 million decrease in marketing costs, and a $0.4 million decrease in freight costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2010 decreased by 7.3%, or $0.2 million, to $2.9 million as compared to the same period in 2009. As a percentage of net sales, depreciation and amortization expense increased slightly to 4.8% from 4.4% for the same period in 2009.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Generally, changes in other operating costs are associated with changes in our net sales.

Other operating costs for the three months ended March 31, 2010 decreased by $1.0 million, or 10.6%, to $8.5 million as compared to $9.6 million for the same period in 2009. For the three months ended March 31, 2010, other operating costs as a percentage of net sales increased to 14.1% from 13.5% for the same period in 2009. The decrease in other operating costs was primarily due to a $0.8 million reduction in accounting and consulting fees and a decrease of $0.2 million in credit card fees.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency gains and losses related to translating our foreign subsidiaries’ assets, liabilities, revenues, and expenses to the United States dollar and revaluing monetary accounts in United States, Switzerland, Japan, and the Republic of Korea, using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies.

Other income, net for the three months ended March 31, 2010 was $0.1 million, respectively, as compared to other expense, net of $1.4 million for the same periods in 2009, respectively.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three months ended March 31:

Country	2010	2009
Australia	30.0%	30.0%
Canada	33.0%	33.0%
Denmark	25.0%	25.0%
Japan	42.0%	42.0%
Norway	28.0%	28.0%
Republic of Korea	22.0%	24.2%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	26.3%	26.3%
Switzerland	16.2%	16.2%
Taiwan	20.0%	25.0%
United Kingdom	28.0%	28.0%
United States	37.5%	37.5%

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes, to account for income taxes. The provisions of the Income Tax Topic require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of March 31, 2010 and December 31, 2009, we maintained our valuation allowance for deferred tax assets totaling $2.6 million and $2.3 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

Country	March 31, 2010	December 31, 2009
Switzerland	$0.5	$0.3
Taiwan	0.9	0.9
United States	1.2	1.1
Total	$2.6	$2.3

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in taxable income among countries. For the three months ended March 31, 2010, our effective income tax rate decreased to 0.0% from 32.0% for the same period in 2009. For the three-months ended March 31, 2010 and 2009, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate

The effective tax rate for the three-months ended March 31, 2010 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items reducing the effective income tax rate included reductions due to the mix of income between tax jurisdictions, the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions. Items increasing the effective income tax rate included recognition of additional tax benefits in 2010 attributable to prior year and tax credit refund claims filed during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, international expansion, and to pay quarterly cash dividends. At March 31, 2010, we had $14.7 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows. Although our cash has been impacted by net losses for most of 2009, we saw our costs, particularly commissions and incentives, return to more historical levels. Although we are contemplating alternative liquidity sources, remaining at these historical cost levels will be a key factor in our ability to generate sufficient cash from operations. In addition, in April 2010, we received a Federal income tax refund of $8.1 million.

Cash and Cash Equivalents and Investments

As of March 31, 2010, our cash and cash equivalents decreased by 15.3%, or $2.7 million, to $14.7 million from $17.4 million as of December 31, 2009. The decrease in cash and cash equivalents is related to the current period loss, adjusted for noncash items, purchases of property and equipment and increases of payables due to the timing of payments.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2010, our working capital increased by $1.8 million, or 8.5%, to $23.7 million from $21.8 million at December 31, 2009. The increase in working capital primarily relates to changes in short-term tax accounts, an increase in prepaid expense, a decrease in deferred revenues, partially offset by a decrease in cash and cash equivalents and an increase in operating liabilities.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

	2010	2009
Provided by (used in):
Operating activities	$(2.9)	$(3.7)
Investing activities	$0.9	$(0.9)
Financing activities	$(0.4)	$(0.6)

Operating Activities

Cash used in operating activities was $2.9 million for the three months ended March 31, 2010 compared to cash used by operating activities of $3.7 million for the same period in 2009. By establishing a culture of expense control and accountability, we achieved a significant decrease in operating costs.

We expect that our net operating cash flows in 2010 will be sufficient to fund our current operations. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. Certain events, such as the uncertainty of the worldwide economic environment, could impact our available cash or our ability to generate cash flows from operations.

Investing Activities

For the three months ended March 31, 2010, our net investing activities provided cash of $0.9 million compared to using cash of $0.9 million for the same period of 2009. For the first three months of 2010, we used cash of $0.4 million to purchase capital assets as compared to purchasing $0.7 million in capital assets for the same period in 2009.  In 2010, we had a decrease in restricted cash of $1.2 million as compared to an increase in restricted cash of $0.2 million for the same period in 2009.

Financing Activities

For the three months ended March 31, 2010, we used cash of $0.4 million for repayment of capital lease obligations as compared to $0.6 million to fund the payment of cash dividends to our shareholders for the same period in 2009. In August 2009, the quarterly cash dividend was suspended.

Our quarterly cash dividends were $0.02 per share for the first and second quarters of 2009. In 2009, we declared and paid the following dividends:

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

Contractual Obligations. The following summarizes our future commitments and obligations associated with various agreements and contracts (in thousands) as of March 31, 2010, for the years ending December 31:

	Remaining 2010	2011	2012	2013	2014	2015	Thereafter	Total
Capital lease obligations	$864	$786	$343	$16	$14	$1	$—	$2,024
Purchase obligations(1)	10,302	4,956	2,535	1,050	1,050	1,050	—	20,943
Operating leases	2,201	1,539	1,408	1,247	891	813	955	9,054
Post-employment royalty	409	492	492	492	369	—	—	2,254
Employment agreements	1,702	432	—	—	—	—	—	2,134
Texas Attorney General Settlement	1,000	—	—	—	—	—	—	1,000
Total commitments and obligations	$16,478	$8,205	$4,778	$2,805	$2,324	$1,864	$955	$37,409

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2010:

Allowance for Doubtful Accounts

Accounts receivable is carried at estimated collectible amounts and primarily consists of receivables from independent associates and members.  As of March 31, 2010, net accounts receivable totaled $0.5 million. We simultaneously receive payment for an order when the order ships. If the payment is rejected or if it does not match the order total, a receivable is created. We periodically review receivables for realizability and base collectability upon assumptions, historical trends, and recent account activities. If our estimates regarding estimated collectability are inaccurate or consumer trends change in an unforeseen manner, we may be exposed to additional write-offs or bad debts. As of March 31, 2010, we had an allowance for doubtful accounts of less than $0.1 million.

Inventory Reserves

Inventory consists of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. We record the amounts charged by vendors as the costs of inventory. Typically, the net realizable value of our inventory is higher than the aggregate cost. Determination of net realizable value can be complex and, therefore, requires a high degree of judgment. In order for management to make the appropriate determination of net realizable value, the following items are considered: inventory turnover statistics, current selling prices, seasonality factors, consumer demand, regulatory changes, competitive pricing, and performance of similar products. If we determine the carrying value of inventory is in excess of estimated net realizable value, we write down the value of inventory to the estimated net realizable value.

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

We review our fixed assets for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable, such as plans to dispose of an asset before the end of its previously estimated useful life. Our impairment review includes a comparison of future projected cash flows generated by the asset, or group of assets, with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount exceeds the fair value. The fair value is determined by calculating the discounted expected future cash flows using an estimated risk-free rate of interest. Any identified impairment losses are recorded in the period in which the impairment occurs. The carrying value of the fixed asset is adjusted to the new carrying value and any subsequent increases in fair value of the fixed asset are not recorded. In addition, if we determine the estimated remaining useful life of the asset should be reduced from our original estimate, at that time the periodic depreciation expense is adjusted prospectively, based on the new remaining useful life of the fixed asset.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of March 31, 2010, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at March 31, 2010
Office furniture and equipment	5 to 7 years	$2.3	million
Computer hardware	3 to 5 years	4.9	million
Computer software	3 to 5 years	14.1	million
Automobiles	3 to 5 years	0.1	million
Leasehold improvements	2 to 10 years(1)	3.3	million
Construction in progress	2 to 10 years(2)	0.3	million
Total net carrying value at March 31, 2010		$25.0	million
___________________
(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
(2)
Construction in progress includes leasehold improvements and internally-developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over three to five years.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. We determined that no impairment indicators existed for the three months ended March 31, 2010.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of March 31, 2010, we recorded $2.0 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2010, we maintained a valuation allowance for deferred tax assets arising from our operations in various jurisdictions because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of March 31, 2010, we had deferred tax assets, after valuation allowance, totaling $6.4 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenues from sales of our products, sales of our starter and renewal packs, shipping fees, and corporate-sponsored events. Substantially all of our product and pack sales are made to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any transaction taxes. We recognize revenue from shipped packs and products upon receipt by the customer. We recognize revenue related to future corporate-sponsored events when the event is held. Our deferred revenue primarily consists of (i) revenue received from sales of packs and products shipped but not received by the customers at period end; and (ii) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. At March 31, 2010, total deferred revenue was $2.3 million. Significant changes in our shipping methods could result in additional revenue deferrals.

Product Return Policy

We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned product. Refunds are not processed until proper approval is obtained.  All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we generally allow our independent associates and members to exchange products as long as the products are unopened and in good condition. In addition, in August 2007, we changed our sales return policy from 90% to a 100% satisfaction guarantee policy for the first 180 days following the product’s purchase. Our return policies for our retail customers and our independent associates and members are as follows:

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

•
Independent Associate and Member Product Return Policy. Our independent associate and member product return policy allows the independent associate or member to return an order within one year of the purchase date upon terminating their account. If an independent associate or member returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the independent associate or member to receive a full Satisfaction Guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. In order to receive the Satisfaction Guarantee refund, the request will need to be placed within the first 180 days following the product’s purchase; however, any commissions earned by an independent associate will be deducted from the refund. After 180 days from the purchase date, the independent associate or member may not request a Satisfaction Guarantee refund.  If we discover abuse of the refund policy, we may terminate the independent associate’s or member’s account.

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
Accounting for Stock-Based Compensation

We grant stock options to our employees and board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model, (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the three months ended March 31, 2010, our assumptions and estimates used for the calculated fair value of stock options granted in 2010 were as follows:

February 2010 grant
Estimated fair value per share of options granted:	$2.03
Assumptions:
Annualized dividend yield	0.00%
Risk-free rate of return	2.16%
Common stock price volatility	71.1%
Expected average life of stock options (in years)	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. Therefore, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of March 31, 2010, using our current assumptions and estimates, we anticipate recognizing $0.7 million in gross compensation expense through 2012 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but generally ranges between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of March 31, 2010, we had 301,819 shares available for grant in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See “Recent Accounting Pronouncements” in Note 7 of the Notes to our Consolidated Financial Statements, which is incorporated herein by reference.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2010 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.86560	0.93050	0.90363	0.91950
Austria, Germany, the Netherlands (Euro)	1.33260	1.45130	1.38559	1.34550
Canada (Dollar)	0.93220	0.98920	0.96101	0.98150
Denmark (Krone)	0.17910	0.19520	0.18612	0.18080
Japan (Yen)	0.01074	0.01128	0.01103	0.01079
New Zealand (Dollar)	0.68780	0.74190	0.70937	0.71110
Norway (Krone)	0.16510	0.17800	0.17085	0.16740
Republic of Korea (Won)	0.00085	0.00091	0.00088	0.00089
Singapore (Dollar)	0.70340	0.72090	0.71292	0.71500
South Africa (Rand)	0.12810	0.13730	0.13353	0.13570
Sweden (Krona)	0.13370	0.14250	0.13922	0.13790
Switzerland (Franc)	0.92260	0.98300	0.94652	0.93980
Taiwan (Dollar)	0.03106	0.03163	0.03132	0.03146
United Kingdom (British Pound)	1.48750	1.63820	1.56144	1.50720

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (as defined in Exchange Act Rules 13(a) and 15(d)-15(e)), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See “Litigation” in Note 6 of the Notes to our Unaudited Consolidated Financial Statement, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

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

Mannatech, Incorporated
Dated: May 6, 2010	By:	/s/ Stephen D. Fenstermacher
Stephen D. Fenstermacher Co-Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer)

Dated: May 6, 2010	By:	/s/ Robert A. Sinnott
Robert A. Sinnott Co-Chief Executive Officer and Chief Science Officer (principal executive officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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