Form 10-Q
period 2010-06-30
MANNATECH INC
filed 2010-08-05
CIK 1056358

June 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 For the quarterly period ended: June 30, 2010 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File No. 000-24657

MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code:  (972) 471-7400
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

As of July 31, 2010, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,490,466.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS	(unaudited)
Cash and cash equivalents	$20,556	$17,367
Restricted cash	1,274	1,288
Accounts receivable, net of allowance of $21 and $17 in 2010 and 2009, respectively	105	664
Income tax receivable	661	8,075
Inventories, net	28,135	31,290
Prepaid expenses and other current assets	3,917	3,139
Deferred tax assets	3,113	2,662
Total current assets	57,761	64,485
Property and equipment, net	22,251	27,144
Construction in progress	385	317
Long-term restricted cash	5,731	7,201
Other assets	2,650	2,503
Long-term deferred tax assets	578	652
Total assets	$89,356	$102,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$1,066	$847
Accounts payable	6,359	11,319
Accrued expenses	13,549	14,231
Commissions and incentives payable	8,258	10,624
Taxes payable	4,069	2,577
Current deferred tax liability	423	274
Deferred revenue	2,365	2,807
Total current liabilities	36,089	42,679
Capital leases, excluding current portion	839	1,068
Long-term deferred tax liabilities	2,423	3,923
Other long-term liabilities	5,061	3,348
Total liabilities	44,412	51,018

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,697,560 shares issued and 26,490,466 shares outstanding in 2010 and 27,687,882 shares issued and 26,480,788 shares outstanding in 2009	3	3
Additional paid-in capital	41,861	41,442
Retained earnings	19,147	25,743
Accumulated other comprehensive loss	(1,276)	(1,113)
Less treasury stock, at cost, 1,207,094 shares in 2010 and 2009	(14,791)	(14,791)
Total shareholders’ equity	44,944	51,284
Total liabilities and shareholders’ equity	$89,356	$102,302

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	$57,606	$77,644	$118,271	$148,345
Cost of sales	8,091	12,290	16,716	24,021
Commissions and incentives	24,509	46,419	51,508	80,145
	32,600	58,709	68,224	104,166
Gross profit	25,006	18,935	50,047	44,179

Operating expenses:
Selling and administrative	15,297	17,440	31,768	35,655
Depreciation and amortization	3,002	3,126	5,919	6,272
Other operating costs	8,836	9,427	17,381	18,989
Total operating expenses	27,135	29,993	55,068	60,916

Loss from operations	(2,129)	(11,058)	(5,021)	(16,737)
Interest income (expense)	10	69	(19)	143
Other income (expense), net	(715)	1,381	(575)	(37)
Loss before income taxes	(2,834)	(9,608)	(5,615)	(16,631)

(Provision) benefit for income taxes	(981)	4,071	(981)	6,319
Net loss	$(3,815)	$(5,537)	$(6,596)	$(10,312)

Net loss per share:
Basic	$(0.14)	$(0.21)	$(0.25)	$(0.39)
Diluted	$(0.14)	$(0.21)	$(0.25)	$(0.39)

Weighted-average common shares outstanding:
Basic	26,490	26,461	26,486	26,461
Diluted	26,490	26,461	26,486	26,461

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands, except per share information)

	Common stock outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Shares	Par value				Shares	Amounts
Balance at December 31, 2009	26,481	$3	$41,442	$25,743	$(1,113)	1,207	$(14,791)	$51,284
Charge related to stock-based compensation	—	—	391	—	—	—	—	391
Proceeds from stock options exercised	9	—	28	—	—	—	—	28
Components of comprehensive loss: Foreign currency translations	—	—	—	—	(163)	—	—	(163)
Net loss	—	—	—	(6,596)	—	—	—	(6,596)
Total comprehensive loss								(6,759)
Balance at June 30, 2010	26,490	$3	$41,861	$19,147	$(1,276)	1,207	$(14,791)	$44,944

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED ALL SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six months ended June 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,596)	$(10,312)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	5,919	6,272
Provision for doubtful accounts	24	(7)
Provision for inventory losses	945	398
Loss on disposal of assets	61	20
Accounting charge related to stock-based compensation expense	391	312
Deferred income taxes	(1,629)	(3,525)
Changes in operating assets and liabilities:
Accounts receivable	537	(102)
Income tax receivable	7,416	(3,195)
Inventories	2,115	(227)
Prepaid expenses and other current assets	(387)	1,853
Other assets	(164)	(1,233)
Accounts payable	(4,959)	1,156
Accrued expenses	968	(2,897)
Taxes payable	1,512	1,960
Commissions and incentives payable	(2,424)	5,358
Deferred revenue	(438)	(664)
Net cash provided by (used in) operating activities	3,291	(4,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(997)	(1,925)
Change in restricted cash	1,255	294
Net cash provided by (used in) investing activities	258	(1,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	—	(1,059)
Proceeds from stock options exercised	28	—
Repayment of capital lease obligations	(603)	(69)
Net cash used in financing activities	(575)	(1,128)

Effect of currency exchange rate changes on cash and cash equivalents	215	81
Net increase (decrease) in cash and cash equivalents	3,189	(7,511)
Cash and cash equivalents at the beginning of period	17,367	30,945
Cash and cash equivalents at the end of period	$20,556	$23,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes received (paid), net	$7,442	$(585)
Interest paid on capital leases	$43	$20

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are generally received within 24 to 72 hours. As of June 30, 2010 and December 31, 2009, credit card receivables were $2.4 million and $2.8 million, respectively. Additionally, as of June 30, 2010 and December 31, 2009, cash and cash equivalents held in bank accounts in foreign countries totaled $10.7 million and $10.2 million, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash

The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea, (ii) a reserve on credit card sales in the United States and Canada, and (iii) the Australia building lease collateral. As of June 30, 2010 and December 31, 2009, our total restricted cash was $7.0 million and $8.5 million, respectively. The decrease in restricted cash was primarily related to the partial refund of direct selling insurance premiums in Korea.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. Receivables consist primarily of amounts due from members and independent associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time they are past due, and writes-off receivables when they become uncollectible. At June 30, 2010 and December 31, 2009, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2010 and December 31, 2009, other assets of $2.7 million and $2.5 million primarily consisted of deposits for building leases in various locations and certain intangible assets.

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

Other Long-Term Liabilities

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 and continuing through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this royalty agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to this benefit, and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of June 30, 2010, the Company’s liability related to this royalty agreement was $1.4 million, of which $0.3 million was currently due and included in accrued expenses.  As of December 31, 2009, the Company’s long-term liability related to this royalty agreement was $1.6 million, of which $0.3 million was currently due and included in accrued expenses.

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of June 30, 2010 and December 31, 2009, accrued restoration costs related to these leases amounted to $0.3 million and $0.4 million, respectively. At June 30, 2010 and December 31, 2009, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $1.0 million and $0.8 million, respectively.

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At June 30, 2010 and December 31, 2009, the Company’s deferred revenue was $2.4 million and $2.8 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by period end; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the six months ended June 30, 2010 our sales return reserve was composed of the following (in thousands):

June 30, 2010
Sales reserve as of January 1, 2010	$595
Provision related to sales made in current period	1,151
Provision related to sales made in prior periods	111
Actual returns or credits related to current period	(621)
Actual returns or credits related to prior periods	(707)
Sales reserve as of June 30, 2010	$529

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $3.0 million and $3.5 million for the three months ended June 30, 2010 and 2009, respectively, and $6.1 and $7.0 million for the six months ended June 30, 2010 and 2009, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2: INVENTORIES

Inventories consist of raw materials and finished goods, including promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at June 30, 2010 and December 31, 2009, consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$9,576	$10,819
Finished goods	20,247	21,844
Inventory reserves for obsolescence	(1,688)	(1,373)
	$28,135	$31,290

NOTE 3: INCOME TAXES

For the three and six months ended June 30, 2010, the Company’s effective tax rate was (34.6)% and (17.5)%, respectively.  For the three and six months ended June 30, 2009, the Company’s effective tax rate was 42.4% and 38.0%, respectively. For the three and six months ended June 30, 2010 and 2009, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three and six months ended June 30, 2010 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items reducing the effective income tax rate included reductions due to changes to management’s estimates for 2010 annual operating results, including the mix of income between tax jurisdictions, the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions.

NOTE 4: LOSS PER SHARE

Basic Earnings (Loss) Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended June 30, 2010 and 2009. For the three months ended June 30, 2010, approximately 1.7 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average closing price of $3.09 per share, as their effect was antidilutive. For the three months ended June 30, 2009, approximately 1.5 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $3.55 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the three months ended June 30,
	2010			2009
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss available to common shareholders	$(3,815)	26,490	$(0.14)	$(5,537)	26,461	$(0.21)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(3,815)	26,490	$(0.14)	$(5,537)	26,461	$(0.21)

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the six months ended June 30, 2010 and 2009. For the six months ended June 30, 2010, approximately 1.6 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $3.20 per share, as their effect was antidilutive. For the six months ended June 30, 2009, approximately 1.5 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $3.35 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the six months ended June 30,
	2010			2009
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss available to common shareholders	$(6,596)	26,486	$(0.25)	$(10,312)	26,461	$(0.39)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(6,596)	26,486	$(0.25)	$(10,312)	26,461	$(0.39)

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan (the “2008 Plan”), which reserved, for issuance of stock options and restricted stock to employees, board members, and consultants, up to 1,000,000 shares of common stock plus any shares reserved under the Company’s then-existing, unexpired stock plan for which options had not yet been issued plus any shares underlying outstanding options under the then-existing stock option plan that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting held on June 18, 2008. As of June 30, 2010, the 2008 Plan had 132,433 stock options available for grant before the plan expires on February 20, 2018.

At the 2010 Annual Shareholders’ Meeting, held on June 9, 2010, the Company obtained approval from the Company’s shareholders for an amendment to the 2008 Plan to permit a one-time stock option exchange program (the “Exchange Offer”). On July 16, 2010, the Exchange Offer commenced and is expected to expire on August 13, 2010. Employees (including officers), directors, and consultants can elect to exchange their “out of the money” stock options for fewer options at a lower exercise price in the Exchange Offer. The Company filed a “Tender Offer Statement” on Schedule TO for this Exchange Offer with the Securities and Exchange Commission on July 16, 2010. Please see Note 10 “Subsequent Event” in these Notes to our Unaudited Consolidated Financial Statement for additional details regarding the Exchange Offer.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended June 30, 2010 and 2009, the Company granted 169,836 and 150,000 stock options, respectively. During the six months ended June 30, 2010 and 2009, the Company granted 306,336 and 275,000 stock options, respectively. The fair value of stock options granted during the six months ended June 30, 2010 ranged from $1.18 to $2.03 per share. The fair values of stock options granted during the six months ended June 30, 2009 ranged from $1.24 to $1.64 per share. The Company recognized compensation expense as follows for the periods ended June 30 (in thousands):

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three months		Six months
	2010	2009	2010	2009
Total gross compensation expense	$182	$173	$391	$312
Total tax benefit associated with compensation expense	38	49	57	75
Total net compensation expense	$144	$124	$334	$237

In the second quarter of 2010, 139,536 stock options were granted to two non-employee directors that were re-elected to the Company’s Board of Directors by its shareholders at the 2010 Annual Shareholders’ Meeting held on June 9, 2010. One-third of these stock options vested on the date of grant, another one-third vests on the first anniversary date of the grant, and the remaining one-third vests on the second anniversary of the date of grant.

As of June 30, 2010, the Company expects to record compensation expense in the future as follows:

	Six months ending December 31, 2010	Year ending December 31,
		2011	2012	2013
Total gross unrecognized compensation expense	$259	$401	$98	$7
Tax benefit associated with unrecognized compensation expense	39	62	11	—
Total net unrecognized compensation expense	$220	$339	$87	$7

NOTE 6: LITIGATION

Patent Infringement Litigation

Mannatech, Inc. v. Country Life, LLC, et al., Case No. 3:10-cv-00533-O, United States District Court, Northern District of Texas, Dallas Division

On March 16, 2010, Mannatech, Inc. filed a patent infringement lawsuit against Country Life, LLC; Country Life Manufacturing, LLC; EvenBetterNow, LLC; Micro Health Solutions, LLC; New Sun, Inc.; Oasis Advanced Wellness, LLC; Roex, Inc.; VDF FutureCeuticals, Inc.; and John Does 1-20, alleging the defendants infringe United States Patent Nos. 6,929,807, 7,157,431, 7,196,064, 7,199,104, and 7,202,220, all entitled “Compositions of Plant Carbohydrates as Dietary Supplements” (“Patents-in-Suit”), and seeking to stop their manufacture, offer, and sale of infringing glyconutritional dietary supplement products.  On May 14, 2010, Mannatech amended its complaint to add patent infringement claims against Angel Care USA, Inc.; Florida Nutri Labs, LLC; and Wy’s Enterprises of Springfield, Inc.

Agreed Judgments have been entered against seven of the eleven defendants: EvenBetterNow, Oasis Advanced Wellness, Micro Health Solutions, Wy’s Enterprises of Springfield, Florida Nutri Labs, Angel Care, USA, and New Sun.  In each of the Agreed Judgments, the defendant is enjoined, for the term of the Patents-in-Suit, from making, using, offering to sell, or otherwise distributing the accused infringing products or colorable imitations thereof (the “Enjoined Products”); inducing infringement of the patents by encouraging or assisting others in selling the Enjoined Products; and supplying or causing to be supplied all or a substantial portion of the components of the Enjoined Products.

On June 25, 2010, Mannatech filed an unopposed motion to drop defendant Country Life Manufacturing, LLC because Mannatech discovered that Country Life Manufacturing, LLC was no longer active or associated with Country Life, LLC.  On June 29, 2010, Mannatech’s motion was granted and Country Life Manufacturing, LLC was dismissed from the lawsuit without prejudice.

The lawsuit is now proceeding against the remaining three defendants: Country Life, Roex, and VDF FutureCeuticals.  All three defendants have filed answers, and two of the defendants, Roex and VDF FutureCeuticals, have filed counterclaims challenging the validity of Mannatech’s patents and seeking recovery of their attorneys’ fees.  In addition, on June 25, 2010, Roex filed a motion to sever and motion to transfer venue to its home district of the Central District of California.  On July 16, 2010, Mannatech filed its response in opposition, after which VDF FutureCeuticals filed a motion to join Roex’s motion to transfer.  On July 21, 2010, Mannatech filed a motion to strike VDF’s improper joinder.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 16, 2010, the court entered a Scheduling Order, setting trial for November 1, 2011.  This lawsuit continues Mannatech’s enforcement of its patent rights, and Mannatech intends to vigorously prosecute this matter.  Based on the previous successful patent infringement lawsuits against Glycobiotics International, Inc., Techmedica Health, Inc., IonX Holdings, Inc., Boston Mountain Laboratories, Inc., Green Life, LLC, and Xiong Lo, Mannatech believes it will be successful in obtaining permanent injunctions against the manufacture and sale of any infringing products for the duration of Mannatech’s Patents-in-Suit.

Business Arbitration and Litigation

Marinova Pty. Limited v. Mannatech, Incorporated & Mannatech (International) Limited, Case No. 50-122-T-00635-09, International Centre for Dispute Resolution, a division of the American Arbitration Association

On December 10, 2009, Marinova Pty. Limited (“Marinova”), a company duly organized and operating under the laws of Australia, filed a Notice of Arbitration and Statement of Claim with the International Centre for Dispute Resolution, which is a division of the American Arbitration Association, against Mannatech Incorporated and Mannatech (International) Limited (collectively, “Mannatech”).  Marinova’s claims stem from the parties’ April 27, 2007 Purchase Agreement, which was entered into between Marinova and Mannatech (International) Limited and executed by Marinova and Mannatech, Incorporated.  Through the Purchase Agreement, Marinova agreed to sell and Mannatech agreed to buy set quantities of glyconutrient powder that Mannatech uses in the manufacturing of some its products.  Marinova claims that Mannatech breached the Purchase Agreement by not buying certain quantities of Marinova’s product.  Marinova alternatively claims that Mannatech, Incorporated tortiously interfered with the Purchase Agreement.  Finally, Marinova claims that Mannatech, Incorporated made fraudulent representations to Marinova upon which Marinova claims it relied in executing the Purchase Agreement.  Marinova claims that Mannatech’s actions have caused them over $5,000,000 in damages, as well as attorneys’ fees and costs.

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

A panel of three arbitrators has been constituted and a preliminary hearing has been scheduled for August 25, 2010. Mannatech intends to vigorously prosecute the case.

Litigation in General

The Company has several pending claims incurred in the normal course of business. In the Company’s opinion, such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or only partially covered by its insurance policies. Additionally, insurance carriers could refuse to cover certain of these claims in whole or in part. The Company accrues costs to defend itself from litigation as incurred or as they become determinable.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, and related legal fees, the Company has accrued $1.7 million as of June 30, 2010 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update No 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amended FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), to require a number of additional disclosures regarding fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. ASU 2010-06 also clarifies certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. The ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to the activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2010. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2010.

Asset	Level 1	Level 2	Level 3	Total
Money Market Funds – Fidelity, US	$6,025	$—	$—	$6,025
Interest bearing deposits – various banks, Korea	4,839	—	—	4,839
Total assets	$10,864	$—	$—	$10,864
Amounts included in:
Cash and cash equivalents	$6,038	$—	$—	$6,038
Long-term restricted cash	4,826	—	—	4,826
Total	$10,864	$—	$—	$10,864

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

The Company operates in nine physical locations and sells products in sixteen different countries around the world. The nine physical locations are the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, and South Africa. Each of the Company’s physical locations services different geographic areas. The United States, Canada, Australia, United Kingdom, Japan, and South Africa offices provide administrative support to their respective local markets and serve as meeting locations for independent associates. The United States location processes orders for the United States, Canada, and South Africa. The Australian location processes orders for Australia, New Zealand, and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark, Germany, Austria, the Netherlands, Norway, and Sweden. The Japan, Republic of Korea, and Taiwan locations process orders for their local markets only. The Switzerland office was created to manage certain day-to-day business needs of certain international markets and coordinates our continued global expansion.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated net sales shipped to customers in these locations, along with pack and product information for the three and six months ended June 30, 2010 and 2009 are as follows (in millions, except percentages):

	Three months				Six months
Country	2010		2009		2010		2009
United States	$26.0	45.1%	$39.2	50.4%	$53.8	45.5%	$75.7	50.9%
Japan	8.2	14.2%	10.6	13.7%	16.9	14.3%	21.5	14.5%
Republic of Korea	5.7	9.9%	6.8	8.9%	11.1	9.4%	12.3	8.3%
Canada	5.0	8.7%	6.4	8.2%	9.4	7.9%	11.7	7.9%
Australia	4.8	8.3%	5.8	7.5%	10.1	8.5%	11.0	7.4%
South Africa	2.9	5.0%	3.3	4.3%	6.1	5.2%	5.6	3.8%
Taiwan	1.4	2.4%	1.8	2.3%	3.6	3.0%	3.4	2.3%
New Zealand	0.9	1.7%	1.2	1.5%	1.8	1.5%	2.2	1.5%
Germany	0.6	1.0%	0.9	1.2%	1.2	1.0%	1.7	1.2%
United Kingdom	0.6	1.0%	0.8	1.0%	1.2	1.0%	1.6	1.1%
Denmark	0.1	0.2%	0.5	0.6%	0.3	0.3%	1.0	0.7%
Singapore	0.4	0.7%	0.3	0.4%	1.0	0.8%	0.6	0.4%
Austria(1)	0.3	0.5%	—	—	0.6	0.5%	—	—
Norway(1)	0.4	0.7%	—	—	0.7	0.6%	—	—
The Netherlands(1)	0.2	0.4%	—	—	0.3	0.3%	—	—
Sweden(1)	0.1	0.2%	—	—	0.2	0.2%	—	—
Totals	$57.6	100%	$77.6	100%	$118.3	100%	$148.3	100%
          ________________________

               (1) Austria, Norway, the Netherlands, and Sweden began operations in September 2009.

	Three months		Six months
	2010	2009	2010	2009
Consolidated product sales	$46.9	$52.7	$95.4	$106.8
Consolidated pack sales	8.4	21.5	18.1	34.7
Consolidated other, including freight	2.3	3.4	4.8	6.8
Consolidated total net sales	$57.6	$77.6	$118.3	$148.3

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, reside in the following countries, as follows (in millions):

Country	June 30, 2010	December 31, 2009
Australia	$0.3	$0.3
Canada	0.1	0.1
Japan	0.2	0.3
Republic of Korea	0.7	0.6
Switzerland	0.4	0.5
Taiwan	0.1	0.1
United Kingdom	0.1	0.1
United States	20.7	25.5
Totals	$22.6	$27.5

NOTE 10: SUBSEQUENT EVENT

Exchange  Offer

On July 16, 2010, the Company filed a “Tender Offer Statement” on Schedule TO with the Securities and Exchange Commission, which relates to an offer by the Company to its employees (including officers), directors and  consultants  to exchange  their “out-of-the money” stock options for fewer options at a lower exercise price (the “Exchange Offer”).

Below are the requirements to participate in the Exchange Offer:

•	All optionholders are eligible to participate.

•
All unexercised stock options that have an exercise price per share greater than $2.46, the average closing sale price of the common stock on the NASDAQ Global Market for the twenty five trading days ending on June 22, 2010 are eligible for the Exchange Offer.

•
To be eligible, individuals must continue to be an employee, director or consultant of Mannatech or any of its subsidiaries through the end of the election period, which the Company expects will occur on August 13, 2010.

•	Optionholders must exchange all or none of their options from a particular stock option grant.

As of July 16, 2010, approximately 1,621,997 stock options were outstanding and eligible for exchange pursuant to the Exchange Offer. The actual number of shares subject to the stock options to be exchanged in the Exchange Offer will depend upon the number of shares of common stock subject to eligible options surrendered by employees and accepted for exchange. The Company is making the Exchange Offer upon the terms and subject to the conditions set forth in the “Offer to Exchange Certain Outstanding Stock Options for Replacement Stock Options” and the related exhibits filed with the Schedule TO referred to above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the six months ended June 30, 2010 as compared to the same period in 2009, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden. The United States, Canada, Australia, United Kingdom Japan, and South Africa offices provide administrative support to its local markets and act as meeting locations for independent associates. The United States location processes orders for the United States, Canada, and South Africa. The Australian location processes orders for Australia, New Zealand, and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark, Germany, Austria, the Netherlands, Norway, and Sweden. The Japan, Republic of Korea, and Taiwan locations process orders for their local markets only. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets and coordinates our continued global expansion. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells the same types of products and exhibits similar economic characteristics, such as selling prices and gross margins.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 450,000 independent associates and members who have purchased our products and/or packs within the last 12 months, which we refer to as current independent associates and members. New recruits and pack sales are regarded as leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of existing independent associates and members, entry into new markets and growth of existing markets, niche market development, new product introduction, maintaining competitive compensation plans, and investment in our infrastructure.

During calendar year 2008, the U.S. and foreign economies slowed dramatically because of the global financial crisis. The difficult conditions affecting the overall macro-economic environment continued to impact our business in 2009 and the first half of 2010. Significant reduction in consumers’ disposable income impacted our customers’ spending practices, causing a decline in our revenues.

During 2008 and 2009, in response to adverse market conditions, we implemented various initiatives to reduce expenses, including the temporary suspension of matching contributions under our 401(k) employee savings plan through June 30, 2010, reduction in our workforce, and reduction in other discretionary costs such as outside services, travel and overtime. We also suspended our quarterly cash dividend in August of 2009. By establishing a culture of expense control and accountability, we achieved a decrease in operating expenses and maintained that level of expense control through the first half of 2010. Our intent is to systematically review all expenditures with the goal of prudently managing our business. At the same time, we remain committed to our strategic plan of developing new, innovative, and scientifically-validated products, international expansion, strengthening financial results, and adding value to our shareholders and independent associates.

We continue expansion into new international markets and are scheduled to begin selling products in Mexico in early 2011. Our expansion into Mexico will complement our existing presence in North America while highlighting our continued focus on global expansion.

We continue to focus on new product development. In the first quarter of 2010, we launched our newest product, the Simply Delicious snack bar. The Simply Delicious bar is USDA (United States Department of Agriculture) Organic certified and is offered in two flavors – cherry pie and chocolate raspberry truffle. We are also scheduled to launch a new skin care line by the end of 2010.

In addition to our innovative product development, we continue to invest in research for our existing products. Recent results of a randomized, double-blind, placebo-controlled study validated that Ambrotose® has beneficial effects on cognitive functioning. Additional preclinical studies suggest that Ambrotose®  can exert positive effects on the immune system and the digestive tract. Ambrotose®, a glyconutrient product originally launched in 1996, is still our best-selling product.

We believe our aggressive cost reduction, new product introduction, international expansion, and financial discipline will enable us to effectively manage through the challenging economy. We believe these recent changes will position us to support future long-term profitable growth.

MannaRelief and Mannatech have partnered together to launch the new Give for RealSM program. This “donation-through-consumption” initiative was designed to allow consumers and social entrepreneurs to help underprivileged children around the world. For every purchase on an automatic order containing Ambrotose® complex powder, Advanced Ambrotose® powder, MannaBears™ gummies, PhytoMatrix® caplets, PhytoBurst® nutritional chews or Optimal Support Packets, a donation of Mannatech’s nutritional supplements is provided through MannaRelief to children in need worldwide. MannaRelief and Mannatech’s goal is to connect one million sponsors to one million underprivileged children.

Subsequent to second quarter end of 2010, the board of directors of the International Sport Karate Association (ISKA) certified Mannatech as its official dietary supplement provider. Several of our products will be the only dietary supplements on the market to receive this “ISKA Certified for Elite Athletes” seal featured on its packaging. The certification program was developed by ISKA to recognize high-quality dietary supplements. Mannatech was selected by ISKA as the only supplement provider for this program. ISKA and Mannatech’s exclusive initial partnership will last until 2012, with an option to renew.

RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2010 and 2009 (in thousands, except percentages).

	2010		2009		Change from 2010 to 2009
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$57,606	100%	$77,644	100%	$(20,038)	(25.8)%
Cost of sales	8,091	14.0%	12,290	15.8%	(4,199)	(34.2)%
Commissions and incentives	24,509	42.5%	46,419	59.8%	(21,910)	(47.2)%
	32,600	56.6%	58,709	75.6%	(26,109)	(44.5)%
Gross profit	25,006	43.4%	18,935	24.4%	6,071	32.1%

Operating expenses:
Selling and administrative expenses	15,297	26.6%	17,440	22.5%	(2,143)	(12.3)%
Depreciation and amortization	3,002	5.2%	3,126	4.0%	(124)	(4.0)%
Other operating costs	8,836	15.3%	9,427	12.1%	(591)	(6.3)%
Total operating expenses	27,135	47.1%	29,993	38.6%	(2,858)	(9.5)%
Loss from operations	(2,129)	(3.7)%	(11,058)	(14.2)%	8,929	80.7%
Interest income (expense)	10	0.0%	69	0.1%	(59)	(85.5)%
Other income (expense), net	(715)	(1.2)%	1,381	1.8%	(2,096)	(151.8)%
Loss before income taxes	(2,834)	(4.9)%	(9,608)	(12.4)%	6,774	70.5%
(Provision) benefit for income taxes	(981)	(1.7)%	4,071	5.2%	(5,052)	(124.1)%
Net loss	$(3,815)	(6.6)%	$(5,537)	(7.1)%	$1,722	31.1%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2010 and 2009 (in thousands, except percentages).

	2010		2009		Change from 2010 to 2009
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$118,271	100%	$148,345	100%	$(30,074)	(20.3)%
Cost of sales	16,716	14.1%	24,021	16.2%	(7,305)	(30.4)%
Commissions and incentives	51,508	43.6%	80,145	54.0%	(28,637)	(35.7)%
	68,224	57.7%	104,166	70.2%	(35,942)	(34.5)%
Gross profit	50,047	42.3%	44,179	29.8%	5,868	13.3%

Operating expenses:
Selling and administrative expenses	31,768	26.9%	35,655	24.0%	(3,887)	(10.9)%
Depreciation and amortization	5,919	5.0%	6,272	4.2%	(353)	(5.6)%
Other operating costs	17,381	14.7%	18,989	12.8%	(1,608)	(8.5)%
Total operating expenses	55,068	46.6%	60,916	41.0%	(5,848)	(9.6)%
Loss from operations	(5,021)	(4.2)%	(16,737)	(11.3)%	11,716	70.0%
Interest income (expense)	(19)	0.0%	143	0.1%	(162)	(113.3)%
Other income (expense), net	(575)	(0.5)%	(37)	0.0%	(538)	(1,454.1)%
Loss before income taxes	(5,615)	(4.7)%	(16,631)	(11.2)%	11,016	66.2%
(Provision) benefit for income taxes	(981)	(0.8)%	6,319	4.3%	(7,300)	(115.5)%
Net loss	$(6,596)	(5.6)%	$(10,312)	(7.0)%	$3,716	36.0%

Consolidated net sales shipped to customers by location for the three months ended June 30, 2010 and 2009 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Country	2010		2009
United States	$26.0	45.1%	$39.2	50.4%
Japan	8.2	14.2%	10.6	13.7%
Republic of Korea	5.7	9.9%	6.8	8.9%
Canada	5.0	8.7%	6.4	8.2%
Australia	4.8	8.3%	5.8	7.5%
South Africa	2.9	5.0%	3.3	4.3%
Taiwan	1.4	2.4%	1.8	2.3%
New Zealand	0.9	1.7%	1.2	1.5%
Germany	0.6	1.0%	0.9	1.2%
United Kingdom	0.6	1.0%	0.8	1.0%
Denmark	0.1	0.2%	0.5	0.6%
Singapore	0.4	0.7%	0.3	0.4%
Austria(1)	0.3	0.5%	—	—
Norway(1)	0.4	0.7%	—	—
The Netherlands(1)	0.2	0.4%	—	—
Sweden(1)	0.1	0.2%	—	—
Totals	$57.6	100%	$77.6	100%
             ________________________
                (1) Austria, Norway, the Netherlands, and Sweden began operations in September 2009.

Consolidated net sales shipped to customers by location for the six months ended June 30, 2010 and 2009 were as follows (in millions, except percentages):

Country	2010		2009
United States	$53.8	45.5%	$75.7	50.9%
Japan	16.9	14.3%	21.5	14.5%
Republic of Korea	11.1	9.4%	12.3	8.3%
Canada	9.4	7.9%	11.7	7.9%
Australia	10.1	8.5%	11.0	7.4%
South Africa	6.1	5.2%	5.6	3.8%
Taiwan	3.6	3.0%	3.4	2.3%
New Zealand	1.8	1.5%	2.2	1.5%
Germany	1.2	1.0%	1.7	1.2%
United Kingdom	1.2	1.0%	1.6	1.1%
Denmark	0.3	0.3%	1.0	0.7%
Singapore	1.0	0.8%	0.6	0.4%
Austria(1)	0.6	0.5%	—	—
Norway(1)	0.7	0.6%	—	—
The Netherlands(1)	0.3	0.3%	—	—
Sweden(1)	0.2	0.2%	—	—
Totals	$118.3	100%	$148.3	100%
             ________________________
                (1) Austria, Norway, the Netherlands, and Sweden began operations in September 2009.

Net Sales

For the three and six months ended June 30, 2010, our operations outside of the United States accounted for approximately 54.9% and 54.5%, respectively, of our consolidated net sales, whereas in the same period in 2009, our operations outside of the United States accounted for approximately 49.6% and 49.1%, respectively, of our consolidated net sales.

Consolidated net sales for the three months ended June 30, 2010 decreased by $20.0 million, or 25.8%, to $57.6 million as compared to the same period in 2009. This change in consolidated net sales was comprised of a decrease in domestic sales of $13.2 million and a decrease in international sales of $6.8 million.

Consolidated net sales for the six months ended June 30, 2010 decreased by $30.0 million, or 20.3%, to $118.3 million, as compared to the same period in 2009. This change in consolidated net sales was comprised of a decrease in domestic sales of $21.9 million and a decrease of international sales of $8.1 million.

The global financial crisis continues to be a major factor for the decline in both our domestic and international sales. Sales in certain international markets have also been adversely affected as a result of direct competition.

Fluctuation in foreign currency exchange rates had an overall favorable impact on our net sales of approximately $2.1 million and $6.0 million for the three and six months ended June 30, 2010, respectively. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended June 30, 2009.

Net sales by country in local currency for the three and six months ended June 30, 2010 and 2009 are as follows (in millions, except percentages):

		Three months
				Change
Country	Currency	2010	2009	Local currency	Percentage
Australia and Singapore	AUD	5.9	8.1	(2.2)	(27.2)%
Austria, Germany, the Netherlands(1)	EUR	0.8	0.6	0.2	33.3%
Denmark	DKK	0.9	2.8	(1.9)	(67.9)%
Japan	JPY	747.4	1,018.1	(270.7)	(26.6)%
Republic of Korea	KRW	6,619.9	8,802.0	(2,182.1)	(24.8)%
New Zealand	NZD	1.2	2.0	(0.8)	(40.0)%
Norway(1)	NOK	2.0	—	—	—
South Africa	ZAR	21.8	27.7	(5.9)	(21.3)%
Sweden(1)	SEK	0.8	—	—	—
Taiwan	TWD	45.2	59.3	(14.1)	(23.8)%
United Kingdom	GBP	0.4	0.6	(0.2)	(33.3)%
                ________________________
                  (1) Austria, the Netherlands, Norway, and Sweden began operations in September 2009.

		Six months
				Change
Country	Currency	2010	2009	Local currency	Percentage
Australia and Singapore	AUD	12.4	16.3	(3.9)	(23.9)%
Austria, Germany, the Netherlands(1)	EUR	1.5	1.3	0.2	15.4%
Denmark	DKK	1.7	5.2	(3.5)	(67.3)%
Japan	JPY	1,526.3	2,024.3	(498.0)	(24.6)%
Republic of Korea	KRW	12,816.4	16,472.6	(3,656.2)	(22.2)%
New Zealand	NZD	2.6	3.9	(1.3)	(33.3)%
Norway(1)	NOK	3.7	—	—	—
South Africa	ZAR	45.4	50.5	(5.1)	(10.1)%
Sweden(1)	SEK	1.4	—	—	—
Taiwan	TWD	114.3	113.0	1.3	1.2%
United Kingdom	GBP	0.9	1.1	(0.2)	(18.2)%
               ________________________
                 (1) Austria, the Netherlands, Norway, and Sweden began operations in September 2009.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of independent associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

	Three Months				Six Months
			Change				Change
	2010	2009	Dollar	Percentage	2010	2009	Dollar	Percentage
Product sales	$46.9	$52.7	$(5.8)	(11.0)%	$95.4	$106.8	$(11.4)	(10.7)%
Pack sales	8.4	21.5	(13.1)	(60.9)%	18.1	34.7	(16.6)	(47.8)%
Other, including freight	2.3	3.4	(1.1)	(32.4)%	4.8	6.8	(2.0)	(29.4)%
Total net sales	$57.6	$77.6	$(20.0)	(25.8)%	$118.3	$148.3	$(30.0)	(20.3)%

For the three and six months ended June 30, 2010 compared to the same periods in 2009, the decrease in our pack sales was primarily a result of fewer new associates. Pack sales generally correlate to new independent associates who purchase starter packs and continuing independent associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing independent associates and members because independent associates and members utilize products at different volumes.

Product Sales

In order to evaluate new product sales as compared to existing product sales, we calculate our product sales that are either (i) newly developed products, or (ii) existing products that are newly introduced to a country within the last twelve months as of quarter end. We then compare this total to our existing product line, or products that have been available in a country over twelve months. This analysis is a valuable tool to help determine the success of our new products, as well as the timely expansion of our existing products.

Product sales for the three months ended June 30, 2010 decreased $5.8 million, or 11.0%, as compared to the same period in 2009. This change in product sales was comprised of a decrease of new product sales of $1.4 million and a decrease of existing product sales of $4.4 million.

Product sales for the six months ended June 30, 2010 decreased $11.4 million, or 10.7%, as compared to the same period in 2009. This change in product sales was comprised of a decrease of new product sales of $3.2 million and a decrease of existing product sales of $8.2 million.

We implemented a 2-5% price increase in most countries in late January 2010. We believe the decrease in product sales for the second quarter ended June 30, 2010 as compared to the same period in 2009 was primarily due to the macro-economic factors negatively impacting our company.

We have introduced the following new products since June 30, 2009:

•	Simply Delicious™ Snack Bars in the United States and Canada;

•	Essential Source™ Omega 3 in the United States and all of our international markets;

•	PhytoBurst® Nutritional Chews in the United States and South Africa;

•	Health Solutions Starter packs in several international markets;

•	GlycoSlim® drink mix in certain international markets;

•	BounceBack® capsules in Japan;

•	GI-Pro Balance™ powder in South Korea;

•	Mannatech Optimal Skin Care System™ products in South Africa;

•	Immunostart® tablets in the United Kingdom, Germany, Denmark, New Zealand, Australia, Austria, the Netherlands, Norway, Sweden;

•	Various promotional packages in the United States and international markets; and
•	Various Optimal Health, Weight and Fitness products in Austria, the Netherlands, Norway and Sweden;

Pack Sales

Packs may be purchased by our independent associates who wish to build a Mannatech business. These packs are offered to our independent associates at a discount from published retail prices. There are several pack options available to our independent associates. In certain markets, pack sales are concluded during the associate registration process and can provide new independent associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building independent associates can also choose to purchase an upgrade pack, which provides the associate with additional promotional materials and eligibility for additional commissions and incentives. Many of our business-building independent associates also choose to purchase renewal packs to satisfy annual renewal requirements to continue to earn various commissions.

Pack sales associated with the number of independent associates and members can be further analyzed as follows, for the three and six months ended June 30 (in millions, except percentages):

	Three Months
			Change
	2010	2009	Dollar	Percentage
New	$5.9	$13.7	$(7.8)	(56.9)%
Continuing	2.5	7.8	(5.3)	(67.9)%
Total	$8.4	$21.5	$(13.1)	(60.9)%

	Six Months
			Change
	2010	2009	Dollar	Percentage
New	$12.1	$21.1	$(9.0)	(42.7)%
Continuing	6.0	13.6	(7.6)	(55.9)%
Total	$18.1	$34.7	$(16.6)	(47.8)%

Total pack sales for the three months ended June 30, 2010 decreased by $13.1 million, or 60.9%, to $8.4 million, as compared to the same period in 2009. This reduction in pack sales was comprised of a decrease of $7.8 million related to fewer new independent associates purchasing starter packs, and a decrease of $5.3 million related to a decline in the number of continuing associates purchasing renewal and upgrade packs.

Total pack sales for the six months ended June 30, 2010 decreased by $16.6 million, or 47.8%, to $18.1 million, as compared to the same period in 2009. This reduction in pack sales was comprised of a decrease of $9.0 million related to fewer new independent associates purchasing starter packs, and a decrease of $7.6 million related to a decline in the number of continuing associates purchasing renewal and upgrade packs.

The number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended June 30, 2010 and 2009 were as follows:

	2010		2009
New	108,000	24.0%	144,000	27.0%
Continuing	342,000	76.0%	388,000	73.0%
Total	450,000	100%	532,000	100%

There was an overall decrease of 82,000 associates and members in the net trailing 12-months as compared to the twelve months ended June 30, 2009. We are experiencing increased competition in certain international markets where competitors have launched operations, and in some cases have made attempts to attract some of our independent associate field leaders. We will continue to address new independent associate recruiting and associate retainment through additional incentives, new promotional support materials, and cause-related charitable activities.

During 2009 and 2010, we took the following actions to help increase the number of, and retain our existing, independent associates and members:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;

•	focused on new product development;

•	explored new international markets;

•	launched an aggressive marketing and educational campaign;

•	strengthened compliance initiatives;

•	concentrated on publishing results of research studies and clinical trials related to our products;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition;

•	implemented changes to our global associate career and compensation plan;

•	introduced new products in many of our global markets;

•	introduced the $499 Premium-All-Star pack into United States, Canada, and South Africa in January 2009;

•	introduced similar All-Star Packs into all other markets in January 2010; and

•	expanded into four new international markets in early fall of 2009.

Other Sales

Other sales consisted of (i) sales of promotional materials; (ii) training and event registration fees; (iii) monthly fees collected for the SuccessTracker tool, a customized electronic business-building and educational materials database for our independent associates that helps stimulate product sales and provide business management; (iv) freight revenue charged to our independent associates and members; and (v) a reserve for estimated sales refunds and returns.

Other sales for the three months ended June 30, 2010 decreased by $1.1 million to $2.3 million as compared to $3.4 million for the same period in 2009. Other sales for the six months ended June 30, 2010 decreased by $2.0 million to $4.8 million as compared to $6.8 million for the same period in 2009. The decrease in both periods was primarily due to a decrease in freight fees for product and pack shipments.

Gross Profit

Gross profit for the three months ended June 30, 2010 increased by $6.1 million, or 32.1%, to $25.0 million as compared to $18.9 million for the same period in 2009. Gross profit as a percentage of net sales increased to 43.4% as compared to 24.4% for the same period in 2009.

Gross profit for the six months ended June 30, 2010 increased by $5.9 million, or 13.3%, to $50.0 million as compared to $44.1 million for the same period in 2009. Gross profit as a percentage of net sales increased to 42.3% as compared to 29.8% for the same period in 2009.

The increase in gross profit for the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to the modification of our bonus structure associated with the $499 Premium-All Star pack. This alteration in the bonus structure allowed commission and incentive rates to return to more historical levels.

Cost of sales during the three months ended June 30, 2010 decreased by $4.2 million, or 34.2%, to $8.1 million as compared to $12.3 million for the same period in 2009. Cost of sales as a percentage of net sales for the three months ended June 30, 2010 decreased to 14.0% as compared to 15.8% for the same period in 2009.

Cost of sales during the six months ended June 30, 2010 decreased $7.3 million, or 30.4%, to $16.7 million as compared to $24.0 million for the same period in 2009. Cost of sales as a percentage of net sales for the six months ended June 30, 2010 decreased to 14.1 % as compared to 16.2% for the same period in 2009.

The decrease in cost of sales for the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to a decrease in the cost of associate sign up and upgrade packs. It was also a result of a decrease in the cost of finished products sold to associates. The decrease in cost of sales as a percentage of net sales for the three and six months ended June 30, 2010 was a result of the modification of pack components in certain international markets.

Commission costs for the three months ended June 30, 2010 decreased by 43.9%, or $18.4 million, to $23.6 million as compared to $42.0 million for the same period in 2009. Commissions as a percentage of net sales for the three months ended June 30, 2010 decreased to 41.0% from 54.1% for the same period in 2009.

Commission costs for the six months ended June 30, 2010 decreased by 33.2%, or $24.4 million, to $49.0 million as compared to $73.4 million for the same period in 2009. Commissions as a percentage of net sales for the six months ended June 30, 2010  decreased to 41.4% from 49.5% for the same period in 2009.

Incentive costs for the three months ended June 30, 2010 decreased by 79.5%, or $3.5 million, to $0.9 million as compared to $4.4 million for the same period in 2009. The costs of incentives as a percentage of net sales for the three months ended June 30, 2010 decreased to 1.6% from 5.7% for the same period in 2009.

Incentive costs for the six months ended June 30, 2010 decreased by 62.7%, or $4.2 million, to $2.5 million as compared to $6.7 million for the same period in 2009. The costs of incentives as a percentage of net sales for the six months ended June 30, 2010 decreased to 2.1% from 4.5 % for the same period in 2009.

The decrease in commission and incentive costs for the three and six months ended June 30, 2010 compared to the same periods in 2009 was due to the modification of our bonus structure and commission rates associated with the $499 Premium-All Star pack, as well as a decrease in the number of new and continuing independent associates and members who purchased our packs or products . As a result, there was a decrease in the number of independent associates who qualified for the annual incentives to 750 as compared to 2,243 in 2009. The alteration in the bonus structure allowed commission and incentive rates to return to more historical levels.

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

Selling and administrative expenses for the three months ended June 30, 2010 decreased by $2.1 million, or 12.3%, to $15.3 million as compared to $17.4 million for the same period in 2009. The decrease in selling and administrative expenses consisted primarily of a $1.1 million decrease in contract labor, payroll and payroll-related costs, a $0.5 million decrease in marketing costs, and a $0.5 million decrease in freight costs. As a percentage of net sales, selling and administrative expenses increased to 26.6% from 22.5% for the same period in 2009.

Selling and administrative expenses for the six months ended June 30, 2010 decreased by $3.9 million, or 10.9%, to $31.8 million as compared to $35.6 million for the same period in 2009. The decrease in selling and administrative expenses consisted primarily of a $1.9 million decrease in contract labor, payroll and payroll-related costs, a $1.0 million decrease in marketing costs and costs related to corporate-sponsored events, and a $0.9 million decrease in freight costs. As a percentage of net sales, selling and administrative expenses increased to 26.9% from 24.0% for the same period in 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2010 decreased by 4.0%, or $0.1 million, to $3.0 million as compared to the same period in 2009. As a percentage of net sales, depreciation and amortization expense increased to 5.2% from 4.0% for the same period in 2009.

Depreciation and amortization expense for the six months ended June 30, 2010 decreased by 5.6%, or $0.4 million, to $5.9 million as compared to the same period in 2009. As a percentage of net sales, depreciation and amortization expense increased slightly to 5.0% from 4.2% for the same period in 2009.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Generally, changes in other operating costs are associated with changes in our net sales.

Other operating costs for the three months ended June 30, 2010 decreased by $0.6 million, or 6.3%, to $8.8 million as compared to $9.4 million for the same period in 2009. This decrease was due to a $0.2 million reduction in accounting and consulting fees, a decrease of $0.2 million in credit card fees, and a $0.2 million decrease in other miscellaneous operating costs, such as license fees, mailing services, office supplies, telephone, insurance, and lease/rental costs. As a percentage of net sales, other operating costs increased to 15.3% from 12.1% for the same period in 2009.

Other operating costs for the six months ended June 30, 2010 decreased by $1.6 million, or 8.5%, to $17.4 million as compared to $19.0 million for the same period in 2009. This decrease was due to a $0.1 million decrease in research and development costs, a $0.8 million decrease in accounting and consulting fees, a $0.4 million decrease in credit card fees, a $0.4 million decrease in travel expenses, a $0.7 million decrease in miscellaneous operating costs, partially offset by a $0.8 million increase in legal fees. As a percentage of net sales, other operating costs increased to 14.7% from 12.8% for the same period in 2009.

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

Other expense, net for the three months ended June 30, 2010 was $0.7 million, as compared to other income, net of $1.4 million for the same period in 2009.

Other expense, net for the six months ended June 30, 2010 was $0.6 million, as compared to less than $0.1 million for the same period in 2009.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three and six months ended June 30:

Country	2010	2009
Australia	30.0%	30.0%
Canada	33.0%	33.0%
Denmark	25.0%	25.0%
Japan	42.0%	42.0%
Norway	28.0%	28.0%
Republic of Korea	22.0%	24.2%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	26.3%	26.3%
Switzerland	16.2%	16.2%
Taiwan	17.0%	25.0%
United Kingdom	28.0%	28.0%
United States	37.5%	37.5%

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes, to account for income taxes. The provisions of the Income Tax Topic require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of June 30, 2010 and December 31, 2009, we maintained our valuation allowance for deferred tax assets totaling $2.4 million and $2.3 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

Country	June 30, 2010	December 31, 2009
Switzerland	$0.5	$0.3
Taiwan	0.7	0.9
United States	1.2	1.1
Total	$2.4	$2.3

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in taxable income among countries. For the three months ended June 30, 2010, our effective income tax rate decreased to (34.6%) from 42.4% for the same period in 2009. For the six months ended June 30, 2010, our effective income tax rate decreased to (17.5%) from 38.0% for the same period in 2009. For the three and six months ended June 30, 2010 and 2009, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three and six months ended June 30, 2010 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items reducing the effective income tax rate included reductions due to changes to management’s estimates for 2010 annual operating results, including the mix of income between tax jurisdictions, the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, international expansion, and to pay quarterly cash dividends. In August 2009, the quarterly cash dividend was suspended and remained suspended as of June 30, 2010. At June 30, 2010, we had $20.6 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows. Although our cash has been impacted by net losses for most of 2009 and the first half of 2010, we saw our costs, particularly commissions and incentives, return to more historical levels. Although we are contemplating alternative liquidity sources, remaining at these historical cost levels will be a key factor in our ability to generate sufficient cash from operations. In addition, in April 2010, we received a federal income tax refund of $8.1 million.

Cash and Cash Equivalents and Investments

As of June 30, 2010, our cash and cash equivalents increased by 18.4%, or $3.2 million, to $20.6 million from $17.4 million as of December 31, 2009. The increase in cash and cash equivalents is related to the federal income tax refund of $8.1 million we received in April 2010 which is offset by the current period loss, adjusted for noncash items, purchases of property and equipment, and decreases of payables due to the timing of payments.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2010, our working capital remained relatively flat with a decrease of  $0.1 million, or 0.6%, to $21.7 million from $21.8 million at December 31, 2009. The change in working capital primarily relates to an increase in cash and cash equivalents, a decrease in short-term tax accounts, a decrease in inventories, partially offset by a decrease in operating liabilities.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Provided by (used in):	2010	2009
Operating activities	$3.3	$(4.8)
Investing activities	$0.3	$(1.6)
Financing activities	$(0.6)	$(1.1)

Operating Activities

For the six months ended June 30, 2010, our operating activities provided cash of $3.3 million compared to using cash of $4.8 million for the same period in 2009. This increase in cash is due to the $8.1 million federal income tax refund received in April 2010, as well as the significant decrease in operating costs that we achieved through establishing a culture of expense control and accountability.

We expect that our net operating cash flows in 2010 will be sufficient to fund our current operations. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. Certain events, such as the uncertainty of the worldwide economic environment, could impact our available cash or our ability to generate cash flows from operations.

Investing Activities

For the six months ended June 30, 2010, our net investing activities provided cash of $0.3 million compared to using cash of $1.6 million for the same period of 2009. For the first half of 2010, we used cash of $1.0 million to purchase capital assets as compared to purchasing $1.9 million in capital assets for the same period in 2009.  In 2010, we had a decrease in restricted cash of $1.3 million as compared to a decrease of $0.3 million for the same period in 2009.

Financing Activities

For the six months ended June 30, 2010, we used cash of $0.6 million for repayment of capital lease obligations as compared to $1.1 million to fund the payment of cash dividends to our shareholders for the same period in 2009. In August 2009, the quarterly cash dividend was suspended.

Our quarterly cash dividends were $0.02 per share for the first and second quarters of 2009. In 2009, we declared and paid the following dividends:
Declared date	Date of record	Date paid	Total amount of dividends		Dollar amount paid per common share
May 20, 2009	June 3, 2009	June 29, 2009	$0.5	million	$0.02
February 18, 2009	March 9, 2009	March 26, 2009	$0.5	million	$0.02

See “Risk Factors—We are not required to pay dividends, and our Board of Directors could decide not to declare a dividend or could reduce the amount of the dividend at any time” in item 1A of our annual report on Form 10-K for the year ended December 31, 2009, for further discussion related to future payment of dividends.

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

Contractual Obligations. The following summarizes our future commitments and obligations associated with various agreements and contracts as of June 30, 2010, for the years ending December 31 (in thousands):

	Remaining 2010	2011	2012	2013	2014	2015	Thereafter	Total
Capital lease obligations	$687	$852	$410	$43	$14	$1	$—	$2,007
Purchase obligations(1)	9,802	4,956	2,535	1,050	1,050	1,050	—	20,443
Operating leases	1,596	2,012	1,880	1,477	887	813	955	9,620
Post-employment royalty	277	492	492	492	369	—	—	2,122
Employment agreements	1,101	456	—	—	—	—	—	1,557
Texas Attorney General Settlement	1,000	—	—	—	—	—	—	1,000
Total commitments and obligations	$14,463	$8,768	$5,317	$3,062	$2,320	$1,864	$955	$36,749
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2010:

Allowance for Doubtful Accounts

Accounts receivable is carried at estimated collectible amounts and primarily consists of receivables from independent associates and members.  As of June 30, 2010, net accounts receivable totaled $0.1 million. We simultaneously receive payment for an order when the order ships. If the payment is rejected or if it does not match the order total, a receivable is created. We periodically review receivables for realizability and base collectability upon assumptions, historical trends, and recent account activities. If our estimates regarding estimated collectability are inaccurate or consumer trends change in an unforeseen manner, we may be exposed to additional write-offs or bad debts. As of June 30, 2010, we had an allowance for doubtful accounts of less than $0.1 million.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2010, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at June 30, 2010
Office furniture and equipment	5 to 7 years	$2.1	million
Computer hardware	3 to 5 years	4.4	million
Computer software	3 to 5 years	12.5	million
Automobiles	3 to 5 years	0.1	million
Leasehold improvements	2 to 10 years(1)	3.2	million
Construction in progress	2 to 10 years(2)	0.3	million
Total net carrying value at June 30, 2010		$22.6	million
 ___________________

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
(2)
Construction in progress includes leasehold improvements and internally-developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over three to five years.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. We determined that no impairment indicators existed for the six months ended June 30, 2010.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of June 30, 2010, we recorded $2.0 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2010, we maintained a valuation allowance for deferred tax assets arising from our operations in various jurisdictions because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of June 30, 2010, we had deferred tax assets, after valuation allowance, totaling $6.5 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenues from sales of our products, sales of our starter and renewal packs, shipping fees, and corporate-sponsored events. Substantially all of our product and pack sales are made to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any transaction taxes. We recognize revenue from shipped packs and products upon receipt by the customer. We recognize revenue related to future corporate-sponsored events when the event is held. Our deferred revenue primarily consists of (i) revenue received from sales of packs and products shipped but not received by the customers at period end; and (ii) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. At June 30, 2010, total deferred revenue was $2.4 million. Significant changes in our shipping methods could result in additional revenue deferrals.

Product Return Policy

We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned product. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we generally allow our independent associates and members to exchange products as long as the products are unopened and in good condition. In addition, in August 2007, we changed our sales return policy from 90% to a 100% satisfaction guarantee policy. Our return policies for our retail customers and our independent associates and members are as follows:

•
Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original independent associate who sold the product and receive a full cash refund by the independent associate for the first 180 days following the product’s purchase if located in the United States, Canada, and South Africa, and for the first 90 days following the product’s purchase for the remaining countries. The independent associate may then return or exchange the product based on the independent associate product return policy.

•
Independent Associate and Member Product Return Policy. This policy allows the independent associate or member to return an order within one year of the purchase date upon terminating their account. If an independent associate or member returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the independent associate or member to receive a full Satisfaction Guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This Satisfaction Guarantee refund applies in the United States, Canada, and South Africa only for the first 180 days following the product’s purchase, and applies to the remaining countries for the first 90 days following the product’s purchase; however, any commissions earned by an independent associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the independent associate’s or member’s account.

Historically, sales returns estimates have not materially deviated from actual sales returns. Based upon our return policies, we estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales.

Accounting for Stock-Based Compensation

We grant stock options to our employees and board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, which is generally two to four years – the vesting period of such stock option award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model, (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the six months ended June 30, 2010, our assumptions and estimates used for the calculated fair value of stock options granted in 2010 were as follows:

	February 2010 grant	May 2010 grant	June 2010 grant #1	June 2010 grant #2
Estimated fair value per share of options granted:	$2.03	$1.86	$1.23	$1.18
Assumptions:
Annualized dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	2.16%	2.07%	1.91%	1.91%
Common stock price volatility	71.1%	70.8%	71.5%	71.5%
Expected average life of stock options (in years)	4.5	4.5	4.5	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. Therefore, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of June 30, 2010, using our current assumptions and estimates, we anticipate recognizing $0.8 million in gross compensation expense through 2013 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but generally ranges between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of June 30, 2010, we had 132,433 shares available for grant in the future.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2010 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.81520	0.93410	0.89417	0.85670
Austria, Germany, the Netherlands (Euro)	1.19440	1.45130	1.33052	1.22080
Canada (Dollar)	0.92880	1.00340	0.96728	0.95420
Denmark (Krone)	0.16060	0.19520	0.17875	0.16390
Japan (Yen)	0.01057	0.01128	0.01094	0.01128
New Zealand (Dollar)	0.66310	0.74190	0.70546	0.69640
Norway (Krone)	0.14970	0.17800	0.16598	0.15000
Republic of Korea (Won)	0.00080	0.00092	0.00087	0.00082
Singapore (Dollar)	0.70340	0.73120	0.71589	0.71530
South Africa (Rand)	0.12600	0.13900	0.13330	0.13100
Sweden (Krona)	0.12370	0.14250	0.13578	0.12820
Switzerland (Franc)	0.86000	0.98300	0.92500	0.92170
Taiwan (Dollar)	0.03074	0.03214	0.03137	0.03213
United Kingdom (British Pound)	1.43380	1.63820	1.52646	1.50710

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers (principal executive officer) and our Chief Financial Officer (principal financial officer), have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (as defined in Exchange Act Rules 13(a) and 15(d)-15(e)), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Removed and Reserved

 Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mannatech, Incorporated
Dated: August 5, 2010	By:	/s/ Stephen D. Fenstermacher
Stephen D. Fenstermacher Co-Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer)

Dated: August 5, 2010	By:	/s/ Robert A. Sinnott
Robert A. Sinnott Co-Chief Executive Officer and Chief Science Officer (principal executive officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amendment to Stock Incentive Plan	8-K	000-24657	99.1	June 11, 2010
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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