Form 10-Q
period 2010-09-30
MANNATECH INC
filed 2010-11-04
CIK 1056358

September 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 For the quarterly period ended: September 30, 2010 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File No. 000-24657

MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code:  (972) 471-7400
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
Yes [  ] No [X]

As of November 1, 2010, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,490,466.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS	(unaudited)
Cash and cash equivalents	$21,680	$17,367
Restricted cash	1,282	1,288
Accounts receivable, net of allowance of $14 and $17 in 2010 and 2009, respectively	163	664
Income tax receivable	999	8,075
Inventories, net	25,389	31,290
Prepaid expenses and other current assets	3,515	3,139
Deferred tax assets	2,823	2,662
Total current assets	55,851	64,485
Property and equipment, net	19,963	27,144
Construction in progress	1,507	317
Long-term restricted cash	5,632	7,201
Other assets	2,162	2,503
Long-term deferred tax assets	693	652
Total assets	$85,808	$102,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$1,197	$847
Accounts payable	5,309	11,319
Accrued expenses	13,271	14,231
Commissions and incentives payable	7,097	10,624
Taxes payable	3,265	2,577
Current deferred tax liability	423	274
Deferred revenue	2,881	2,807
Total current liabilities	33,443	42,679
Capital leases, excluding current portion	1,402	1,068
Long-term deferred tax liabilities	1,736	3,923
Other long-term liabilities	5,189	3,348
Total liabilities	41,770	51,018

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,697,560 shares issued and 26,490,466 shares outstanding in 2010 and 27,687,882 shares issued and 26,480,788 shares outstanding in 2009	3	3
Additional paid-in capital	41,934	41,442
Retained earnings	17,869	25,743
Accumulated other comprehensive loss	(977)	(1,113)
Less treasury stock, at cost, 1,207,094 shares in 2010 and 2009	(14,791)	(14,791)
Total shareholders’ equity	44,038	51,284
Total liabilities and shareholders’ equity	$85,808	$102,302

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	$54,866	$71,295	$173,137	$219,640
Cost of sales	7,924	11,923	24,640	35,944
Commissions and incentives	23,109	35,268	74,617	115,413
	31,033	47,191	99,257	151,357
Gross profit	23,833	24,104	73,880	68,283

Operating expenses:
Selling and administrative	15,811	17,748	47,579	53,403
Depreciation and amortization	2,772	3,085	8,691	9,357
Other operating costs	8,911	11,842	26,292	30,831
Total operating expenses	27,494	32,675	82,562	93,591

Loss from operations	(3,661)	(8,571)	(8,682)	(25,308)
Interest income	20	39	1	182
Other income (expense), net	400	859	(175)	822
Loss before income taxes	(3,241)	(7,673)	(8,856)	(24,304)

(Provision) benefit for income taxes	1,963	(1,534)	982	4,785
Net loss	$(1,278)	$(9,207)	$(7,874)	$(19,519)

Net loss per share:
Basic	$(0.05)	$(0.35)	$(0.30)	$(0.74)
Diluted	$(0.05)	$(0.35)	$(0.30)	$(0.74)

Weighted-average common shares outstanding:
Basic	26,490	26,464	26,487	26,462
Diluted	26,490	26,464	26,487	26,462

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands, except per share information)

	Common stock outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Shares	Par value				Shares	Amounts
Balance at December 31, 2009	26,481	$3	$41,442	$25,743	$(1,113)	1,207	$(14,791)	$51,284
Charge related to stock-based compensation	—	—	464	—	—	—	—	464
Proceeds from stock options exercised	9	—	28	—	—	—	—	28
Components of comprehensive loss: Foreign currency translations	—	—	—	—	136	—	—	136
Net loss	—	—	—	(7,874)	—	—	—	(7,874)
Total comprehensive loss								(7,738)
Balance at September 30, 2010	26,490	$3	$41,934	$17,869	$(977)	1,207	$(14,791)	$44,038

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED ALL SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,874)	$(19,519)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	8,691	9,357
Provision for doubtful accounts	28	(7)
Provision for inventory losses	1,538	821
Loss on disposal of assets	61	94
Accounting charge related to stock-based compensation expense	464	437
Deferred income taxes	(2,024)	(1,556)
Changes in operating assets and liabilities:
Accounts receivable	478	12
Income tax receivable	7,079	517
Inventories	4,411	1,265
Prepaid expenses and other current assets	53	2,220
Other assets	428	(1,022)
Accounts payable	(6,062)	1,630
Accrued expenses	592	(2,635)
Taxes payable	699	774
Commissions and incentives payable	(3,697)	2,505
Deferred revenue	72	399
Net cash provided by (used in) operating activities	4,937	(4,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,529)	(2,500)
Change in restricted cash	1,687	389
Net cash provided by (used in) investing activities	158	(2,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	—	(1,058)
Proceeds from stock options exercised	28	66
Repayment of capital lease obligations	(917)	(273)
Net cash used in financing activities	(889)	(1,265)

Effect of currency exchange rate changes on cash and cash equivalents	107	(284)
Net increase (decrease) in cash and cash equivalents	4,313	(8,368)
Cash and cash equivalents at the beginning of period	17,367	30,945
Cash and cash equivalents at the end of period	$21,680	$22,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes received, net	$7,228	$2,721
Interest paid on capital leases	$69	$29

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are generally received within 24 to 72 hours. As of September 30, 2010 and December 31, 2009, credit card receivables were $3.6 million and $2.8 million, respectively. Additionally, as of September 30, 2010 and December 31, 2009, cash and cash equivalents held in bank accounts in foreign countries totaled $10.5 million and $10.2 million, respectively.

Restricted Cash

The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea, (ii) a reserve on credit card sales in the United States and Canada, and (iii) collateral for its Australia building lease. As of September 30, 2010 and December 31, 2009, our total restricted cash was $6.9 million and $8.5 million, respectively. The decrease in restricted cash was primarily related to the partial refund of direct selling insurance premiums in Korea.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. Receivables consist primarily of amounts due from members and independent associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time they are past due, and writes-off receivables when they become uncollectible. At September 30, 2010 and December 31, 2009, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of September 30, 2010 and December 31, 2009, other assets of $2.2 million and $2.5 million primarily consisted of deposits for building leases in various locations and certain intangible assets.

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

Other Long-Term Liabilities

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 and continuing through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this royalty agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to this benefit, and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of September 30, 2010, the Company’s liability related to this royalty agreement was $1.3 million, of which $0.3 million was currently due and included in accrued expenses.  As of December 31, 2009, the Company’s long-term liability related to this royalty agreement was $1.6 million, of which $0.3 million was currently due and included in accrued expenses.

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of September 30, 2010 and December 31, 2009, accrued restoration costs related to these leases amounted to $0.4 million. At September 30, 2010 and December 31, 2009, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $1.1 million and $0.8 million, respectively.

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At September 30, 2010 and December 31, 2009, the Company’s deferred revenue was $2.9 million and $2.8 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by period end; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the nine months ended September 30, 2010 our sales return reserve was composed of the following (in thousands):

September 30, 2010
Sales reserve as of January 1, 2010	$595
Provision related to sales made in current period	1,591
Provision related to sales made in prior periods	112
Actual returns or credits related to current period	(1,128)
Actual returns or credits related to prior periods	(710)
Sales reserve as of September 30, 2010	$460

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $2.7 million and $3.6 million for the three months ended September 30, 2010 and 2009, respectively, and $8.8 million and $10.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2: INVENTORIES

Inventories consist of raw materials and finished goods, including promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at September 30, 2010 and December 31, 2009, consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$9,223	$10,819
Finished goods	18,156	21,844
Inventory reserves for obsolescence	(1,990)	(1,373)
	$25,389	$31,290

NOTE 3: INCOME TAXES

For the three months ended September 30, 2010, the Company  recognized a tax benefit of approximately $1.9 million. This was the result of changes to management’s estimates for 2010 annual operating results, including the mix of income between tax jurisdictions, the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions. For the nine months ended September 30, 2010 the Company recognized a $0.9 million tax benefit. For the three and nine months ended September 30, 2009, the Company’s effective tax rate was (20.0)% and 19.7%, respectively. For the three and nine months ended September 30, 2010 and 2009, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the nine months ended September 30, 2010 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items reducing the effective income tax rate included reductions due to changes to management’s estimates for 2010 annual operating results, including the mix of income between tax jurisdictions, the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions. The effective tax rate for the three months ended September 30, 2010 was higher than what would have been expected if the federal statutory rate were applied to income before taxes due to changes in management’s estimates during the quarter for 2010 annual operating results, including the mix of income between tax jurisdictions.

NOTE 4: LOSS PER SHARE

Basic Earnings (Loss) Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended September 30, 2010 and 2009. For the three months ended September 30, 2010, approximately 1.6 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average closing price of $2.41 per share, as their effect was antidilutive. For the three months ended September 30, 2009, approximately 1.6 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $3.73 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the three months ended September 30,
	2010			2009
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss available to common shareholders	$(1,278)	26,490	$(0.05)	$(9,207)	26,464	$(0.35)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(1,278)	26,490	$(0.05)	$(9,207)	26,464	$(0.35)

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the nine months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010, approximately 1.6 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $2.93 per share, as their effect was antidilutive. For the nine months ended September 30, 2009, approximately 1.5 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $3.48 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the nine months ended September 30,
	2010			2009
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss available to common shareholders	$(7,874)	26,487	$(0.30)	$(19,519)	26,462	$(0.74)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(7,874)	26,487	$(0.30)	$(19,519)	26,462	$(0.74)

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan (the “2008 Plan”), which reserved, for issuance of stock options and restricted stock to employees, board members, and consultants, up to 1,000,000 shares of common stock plus any shares reserved under the Company’s then-existing, unexpired stock plan for which options had not yet been issued plus any shares underlying outstanding options under the then-existing stock option plan that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting. As of September 30, 2010, the 2008 Plan had 321,088 stock options available for grant before the plan expires on February 20, 2018.

At the 2010 Annual Shareholders’ Meeting the Company obtained approval from the Company’s shareholders for an amendment to the 2008 Plan to permit a one-time stock option exchange program (the “Exchange Offer”). On July 16, 2010, the Company commenced the option exchange program (the “Exchange Program”) whereby employees (including officers), directors and consultants were able to elect to exchange their “out of the money” stock options for fewer options at a lower exercise price. The Exchange Program expired on August 13, 2010.

The Company filed with the Securities and Exchange Commission (the “SEC”) the Tender Offer Statement on Schedule TO on July 16, 2010, (as amended, the “Schedule TO”), and the Offer to Exchange filed with the Schedule TO as Exhibit (a)(1)(A), (as amended, the “Offer to Exchange”).

Pursuant to the Exchange Program, an aggregate of 784,930 eligible options were tendered and accepted by the Company in exchange for the grant of an aggregate of 440,558 replacement options.

All of the replacement options that were granted on August 16, 2010 have an exercise price of $2.46 and were granted under the 2008 Plan, as amended. Each replacement option vests annually in ⅓ installments starting one year from the grant date and has a term of 10 years. Incremental stock option expense resulting from the exchange was minimal because the fair value of the replacement options was approximately equal to the fair value of the surrendered options they replaced. The foregoing description of the Exchange Program is qualified in its entirety by reference to the Schedule TO and the Offer to Exchange.

The Company records stock-based compensation expense related to granting stock options as selling and administrative expenses. During the three months ended September 30, 2010, the Company granted 465,558 stock options, of which 440,558 were a result of the Exchange Program. During the three months ended September 30, 2009, the Company granted 30,000 stock options. During the nine months ended September 30, 2010, the Company granted 772,194 stock options, of which 440,558 were a result of the Exchange Program. During the nine months ended September 30, 2009, the Company granted 305,000 stock options. The fair value of stock options granted during the three months ended September 30, 2010 ranged from $1.26 to $1.40 per share. The fair value of stock options granted during the three months ended September 30, 2009 was $2.01 per share. The fair value of stock options granted during the nine months ended September 30, 2010 ranged from $1.18 to $2.03 per share. The fair values of stock options granted during the nine months ended September 30, 2009 ranged from $1.24 to $2.01 per share. The Company recognized compensation expense as follows for the periods ended September 30 (in thousands):

	Three months		Nine months
	2010	2009	2010	2009
Total gross compensation expense	$123	$125	$514	$437
Total tax benefit associated with compensation expense	10	24	67	97
Total net compensation expense	$113	$101	$447	$340

As of September 30, 2010, the Company expects to record compensation expense in the future as follows:

	Three months ending December 31, 2010	Year ending December 31,
		2011	2012	2013
Total gross unrecognized compensation expense	$112	$375	$184	$71
Tax benefit associated with unrecognized compensation expense	16	49	20	6
Total net unrecognized compensation expense	$96	$326	$164	$65

NOTE 6: SHAREHOLDER’S EQUITY

On September 16, 2010, the Company entered into an Investment Agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (the “Investor”). Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 of the Company’s common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement (the “Equity Line”). The aggregate number of shares of common stock issuable by the Company and purchasable by the Investor under the Investment Agreement is 5,000,000.

The Company may draw on the Equity Line from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put to the Investor in any one draw down notice is the greater of (i) 200% of the average lowest daily volume of the Company’s common stock traded on the NASDAQ Global Market for the 3 trading days prior to the date of delivery of the applicable draw down notice, multiplied by the average of the closing prices for such trading days or (ii) $500,000. The purchase price shall be set at 96% of the lowest daily volume weighted average price (VWAP) of the Company’s common stock during the 5 consecutive trading day period beginning on the date of delivery of the applicable draw down notice. Before the closing of an exercised put, the Company (not the Investor) has the right to withdraw all or any portion of the put; provided that the Company may not withdraw any portion of a put that the Investor has already committed to resell to a third party. There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, the Company shall not be entitled to deliver another draw down notice. In addition, the Investor will not be entitled to purchase shares if the Investor’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s common stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. In addition, the Company is not permitted to draw on the Equity Line unless there is an effective registration statement (as further explained below) to cover the resale of the shares.

The Investment Agreement further provides that the Company and the Investor are each entitled to customary indemnification from the other for, among other things, any losses or liabilities they may suffer as a result of any breach by the other party of any provisions of the Investment Agreement or Registration Rights Agreement (as defined below), or as a result of any lawsuit brought by a third-party arising out of or resulting from the other party’s execution, delivery, performance or enforcement of the Investment Agreement or the Registration Rights Agreement.

The Investment Agreement also contains customary representations and warranties of each of the parties. Investors should read the Investment Agreement together with the other information concerning the Company that the Company publicly files in reports and statements with the SEC.

Pursuant to the terms of a Registration Rights Agreement dated September 16, 2010 between the Company and the Investor (the “Registration Rights Agreement”), the Company is obligated to file one or more registration statements with the SEC to register the resale by Investor of the shares of common stock issued or issuable under the Investment Agreement. On October 28, 2010, the SEC declared effective the Company’s Registration Statement on Form S-3 (File No. 333-169774), which registers up to 5,000,000 shares of common stock that may be resold by the Investor pursuant to the Investment Agreement.  As of November 3, 2010, no shares of common stock have been issued pursuant to the Investment Agreement.

In connection with the preparation of the Investment Agreement and the Registration Rights Agreement, the Company paid the Investor a document preparation fee in the amount of $15,000.

NOTE 7: LITIGATION

Patent Infringement Litigation

Mannatech, Inc. v. Country Life, LLC, et al., No. 3:10-cv-00533-O, United States District Court, Northern District of Texas, Dallas Division

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

Agreed Judgments have been entered against seven of the eleven defendants: EvenBetterNow, Oasis Advanced Wellness, Micro Health Solutions, Wy's Enterprises of Springfield, Florida Nutri Labs, Angel Care, USA, and New Sun.  In each of the Agreed Judgments, the defendant is enjoined, for the term of the Patents-in-Suit, from making, using, offering to sell, or otherwise distributing the accused infringing products or colorable imitations thereof (the “Enjoined Products”); inducing infringement of the patents by encouraging or assisting others in selling the Enjoined Products; or supplying or causing to be supplied all or a substantial portion of the components of the Enjoined Products.

On June 25, 2010, Mannatech filed an unopposed motion to drop defendant Country Life Manufacturing, LLC because Mannatech discovered that Country Life Manufacturing was no longer active or associated with Country Life, LLC. On June 29, Mannatech’s motion was granted and Country Life Manufacturing, LLC was dismissed from the lawsuit without prejudice.

The lawsuit is now proceeding against the remaining three defendants: Country Life, Roex, and VDF FutureCeuticals. All three have filed answers, and two of the defendants, Roex and VDF FutureCeuticals, have filed counterclaims challenging the validity of Mannatech’s patents and seeking recovery of their attorneys’ fees. In addition, on June 25, 2010, Roex filed a motion to sever and motion to transfer venue to its home district of the Central District of California. On July 16, Mannatech filed its response in opposition, after which VDF FutureCeuticals filed a motion to join Roex’s motion to transfer.  On July 21, Mannatech filed a motion to strike VDF’s improper joinder. On July 26, 2010, the Court denied Roex’s motion.

On July 16, 2010, the court entered a Scheduling Order, setting trial for November 1, 2011. In order to permit the parties to engage in direct settlement discussions, the parties have twice filed joint motions seeking extensions of the Scheduling Order deadlines. The court granted both motions and the current Second Amended Scheduling Order, issued on October 12, 2010, reset the trial date for December 5, 2011.  Mannatech intends to vigorously prosecute this matter in the event settlement cannot be reached, as this lawsuit continues Mannatech’s enforcement of its patent rights. Based on the previous successful patent infringement lawsuits against Glycobiotics International, Inc., Techmedica Health, Inc., IonX Holdings, Inc., Boston Mountain Laboratories, Inc., Green Life, LLC, and Xiong Lo, Mannatech believes it could  obtain permanent injunctions against the manufacture and sale of any infringing products for the duration of Mannatech’s Patents-in-Suit.

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

    On August 25, 2010, the panel of three arbitrators held their preliminary hearing, during which Mannatech requested the opportunity to brief a motion to strike certain portions of Marinova’s Statement of Claims that Mannatech thought were brought solely for the purposes of prejudicing the panel against Mannatech. Those portions of Marinova’s Statement of Claims related to lawsuits filed against Mannatech several years ago, all of which have now settled and bear no relation to Marinova’s claims. The panel granted Mannatech leave to file a motion to strike.

In response, Marinova sought leave and was granted the opportunity to re-plead its Statement of Claims. On August 31, 2010, Marinova filed its Amended Statement of Claims, in which it claims that, in addition to its other claims against Mannatech, Mannatech breached the Purchase Agreement because Mannatech allegedly falsely warranted that it was not the subject of any lawsuits or investigations. Accordingly, on September 15, 2010, Mannatech filed its Motion to Dismiss and Strike, through which it seeks to strike Marinova’s newly-added claim because (a) Marinova never raised the claim prior to its re-pleading; (b) Marinova accepted millions of dollars from Mannatech after it became aware of Mannatech’s alleged breach; and (c) Marinova is asserting its claim solely in an attempt to prejudice the panel. Marinova subsequently filed a response and Mannatech filed a reply in support of its Motion to Dismiss and Strike on October 12, 2010.  The panel has not yet ruled on the Motion to Dismiss and Strike.

Mannatech intends to vigorously defend against Marinova’s claims and prosecute its counterclaim.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict with certainty what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and a management review of the existing facts and circumstances related to these lawsuits, and related legal fees, the Company has accrued $0.5 million as of September 30, 2010 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

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

NOTE 9: FAIR VALUE

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2010. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2010.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asset	Level 1	Level 2	Level 3	Total
Money Market Funds – Fidelity, US	$6,029	$—	$—	$6,029
Interest bearing deposits – various banks, Korea	4,969	—	—	4,969
Total assets	$10,998	$—	$—	$10,998
Amounts included in:
Cash and cash equivalents	$6,345	$—	$—	$6,345
Long-term restricted cash	4,653	—	—	4,653
Total	$10,998	$—	$—	$10,998

NOTE 10: SEGMENT INFORMATION

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

The Company operates in nine physical locations and sells products in sixteen different countries around the world. The nine physical locations are the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, and South Africa. Each of the Company’s physical locations services different geographic areas. The United States, Canada, Australia, United Kingdom, Japan, and South Africa offices provide administrative support to their respective local markets and serve as meeting locations for independent associates. The United States location processes orders for the United States, Canada, and South Africa. The Australian location processes orders for Australia, New Zealand, and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark, Germany, Austria, the Netherlands, Norway, and Sweden. The Japan, Republic of Korea, and Taiwan locations process orders for their local markets only. The Switzerland office was created to manage certain day-to-day business needs of our international markets.

Consolidated net sales shipped to customers in these locations, along with pack and product information for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions, except percentages):

	Three months				Nine months
Country	2010		2009		2010		2009
United States	$23.9	43.5%	$34.0	47.7%	$77.7	44.9%	$109.7	49.9%
Japan	8.9	16.2%	9.9	13.9%	25.8	14.9%	31.4	14.3%
Republic of Korea	5.1	9.3%	6.9	9.7%	16.2	9.4%	19.2	8.8%
Canada	4.6	8.4%	5.8	8.1%	14.0	8.1%	17.5	8.0%
Australia	4.7	8.6%	5.7	8.0%	14.8	8.6%	16.7	7.6%
South Africa	3.0	5.5%	3.9	5.5%	9.0	5.2%	9.4	4.2%
Taiwan	1.4	2.6%	1.4	2.0%	5.0	2.9%	4.8	2.2%
New Zealand	0.7	1.3%	1.1	1.5%	2.5	1.4%	3.3	1.5%
Germany	0.6	1.1%	0.9	1.3%	1.8	1.0%	2.6	1.2%
United Kingdom	0.4	0.7%	0.8	1.0%	1.6	0.9%	2.5	1.1%
Denmark	0.1	0.2%	0.5	0.7%	0.4	0.2%	1.5	0.7%
Singapore	0.5	0.9%	0.4	0.6%	1.5	0.9%	1.0	0.5%
Austria(1)	0.2	0.3%	—	—	0.9	0.5%	—	—
Norway(1)	0.5	0.9%	—	—	1.2	0.7%	—	—
The Netherlands(1)	0.2	0.3%	—	—	0.4	0.2%	—	—
Sweden(1)	0.1	0.2%	—	—	0.3	0.2%	—	—
Totals	$54.9	100%	$71.3	100%	$173.1	100%	$219.6	100%
________________________
(1) Austria, Norway, the Netherlands, and Sweden began operations in September 2009, and had a combined total net sales of $0.1 million for the period ended September 30, 2009.

	Three months		Nine months
	2010	2009	2010	2009
Consolidated product sales	$45.5	$52.3	$140.8	$159.1
Consolidated pack sales	7.0	15.5	25.1	50.2
Consolidated other, including freight	2.4	3.5	7.2	10.3
Consolidated total net sales	$54.9	$71.3	$173.1	$219.6

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, reside in the following countries (in millions):

Country	September 30, 2010	December 31, 2009
Australia	$0.3	$0.3
Canada	0.1	0.1
Japan	0.2	0.3
Republic of Korea	0.9	0.6
Switzerland	0.4	0.5
Taiwan	0.1	0.1
South Africa	0.1	—
United Kingdom	0.1	0.1
United States	19.3	25.5
Totals	$21.5	$27.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the nine months ended September 30, 2010 as compared to the same period in 2009, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system operating in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden. The United States, Canada, Australia, United Kingdom Japan, and South Africa offices provide administrative support to its local markets and act as meeting locations for independent associates. The United States location processes orders for the United States, Canada, and South Africa. The Australian location processes orders for Australia, New Zealand, and Singapore. The United Kingdom location processes orders for the United Kingdom, Denmark, Germany, Austria, the Netherlands, Norway, and Sweden. The Japan, Republic of Korea, and Taiwan locations process orders for their local markets only. The Switzerland office was created to manage certain day-to-day business needs of our international markets. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each subsidiary sells the same type of products and exhibits similar economic characteristics, such as selling prices and gross margins.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 422,000 independent associates and members who have purchased our products and/or packs within the last 12 months, which we refer to as current independent associates and members. New recruits and pack sales are regarded as leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time.

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

During calendar year 2008, the U.S. and foreign economies slowed dramatically because of the global financial crisis. The difficult conditions affecting the overall macro-economic environment continued to impact our business in 2009 and 2010. Significant reduction in consumers’ disposable income impacted our customers’ spending practices, causing a decline in our revenues.

During 2008 and 2009, in response to adverse market conditions, we implemented various initiatives to reduce expenses, including the temporary suspension of matching contributions under our 401(k) employee savings plan, reduction in our workforce, and reduction in other discretionary costs such as outside services, travel and overtime. We also suspended our quarterly cash dividend in August of 2009. By establishing a culture of expense control and accountability, we achieved a decrease in operating expenses and maintained that level of expense control through 2010. Our intent is to systematically review all expenditures with the goal of prudently managing our business. At the same time, we remain committed to our strategic plan of developing new, innovative, and scientifically-validated products, international expansion, strengthening financial results, and adding value to our shareholders and independent associates.

We continue expansion into new international markets and are scheduled to begin selling products in Mexico in early 2011. Our expansion into Mexico will complement our existing presence in North America while highlighting our continued focus on global expansion.

We continue to focus on new product development. In the first quarter of 2010, we launched the Simply Delicious snack bar. The Simply Delicious bar is USDA (United States Department of Agriculture) Organic certified and is offered in two flavors – cherry pie and chocolate raspberry truffle. In late September 2010, we launched our exclusive, age-defying product line, the Mannatech LIFTTM skin care system. The Mannatech LIFTTM skin care line is an innovative system formulated to reduce the signs of aging and improve the youthful radiance of skin in three easy steps. The line is paraben-free and features the company’s Jeunesse 7™ proprietary blend – a combination of Mannatech’s signature glyconutrients and a French green clay. These features collectively make the Mannatech LIFTTM line a natural, age-defying skin care system unique to the industry. The easy-to-use system is formulated with more than 30 natural and botanical ingredients and is currently available throughout the United States and Canada.

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

MannaRelief and Mannatech have partnered together to launch the new Give for RealSM program. This “donation-through-consumption” initiative was designed to allow consumers and associates to help undernourished children around the world. For every purchase on an automatic order containing Ambrotose® complex powder, Advanced Ambrotose® powder, MannaBears™ gummies, PhytoMatrix® caplets, PhytoBurst® nutritional chews or Optimal Support Packets, a donation of Mannatech’s nutritional supplements is provided through MannaRelief to children in need worldwide. For the three months ended September 30, 2010, Mannatech has provided an additional $90,000 in donations to MannaRelief as a result of the Give For RealSM program. MannaRelief and Mannatech’s goal is to connect one million sponsors to one million undernourished children.

Subsequent to the end of the second quarter 2010, the board of directors of the International Sport Karate Association (ISKA) certified Mannatech as its official dietary supplement provider. Several of our products will feature the “ISKA Certified for Elite Athletes” seal on the label, which will be the only health supplements on the market to feature this seal on its packaging. The certification program was developed by ISKA to recognize high-quality dietary supplements. ISKA and Mannatech’s exclusive initial partnership will last until 2012, with an option to renew.

We believe our aggressive cost reduction, new product introduction, international expansion, and financial discipline will enable us to effectively manage through the challenging economy. We believe these recent changes will position us to support future long-term profitable growth.

RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2010 and 2009 (in thousands, except percentages).

	2010		2009		Change from 2010 to 2009
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$54,866	100%	$71,295	100%	$(16,429)	(23.0)%
Cost of sales	7,924	14.4%	11,923	16.7%	(3,999)	(33.5)%
Commissions and incentives	23,109	42.1%	35,268	49.6%	(12,159)	(34.5)%
	31,033	56.6%	47,191	66.2%	(16,158)	(34.2)%
Gross profit	23,833	43.4%	24,104	33.8%	(271)	(1.1)%

Operating expenses:
Selling and administrative expenses	15,811	28.8%	17,748	24.9%	(1,937)	(10.9)%
Depreciation and amortization	2,772	5.1%	3,085	4.3%	(313)	(10.1)%
Other operating costs	8,911	16.2%	11,842	16.6%	(2,931)	(24.8)%
Total operating expenses	27,494	50.1%	32,675	45.8%	(5,181)	(15.9)%
Loss from operations	(3,661)	(6.7)%	(8,571)	(12.0)%	4,910	57.3%
Interest income	20	0.0%	39	0.1%	(19)	(48.7)%
Other income, net	400	0.7%	859	1.2%	(459)	(53.4)%
Loss before income taxes	(3,241)	(5.9)%	(7,673)	(10.8)%	4,432	57.8%
(Provision) benefit for income taxes	1,963	3.6%	(1,534)	(2.2)%	3,497	228.0%
Net loss	$(1,278)	(2.3)%	$(9,207)	(12.8)%	$7,929	86.1%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2010 and 2009 (in thousands, except percentages).

	2010		2009		Change from 2010 to 2009
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$173,137	100%	$219,640	100%	$(46,503)	(21.2)%
Cost of sales	24,640	14.2%	35,944	16.4%	(11,304)	(31.4)%
Commissions and incentives	74,617	43.1%	115,413	52.5%	(40,796)	(35.3)%
	99,257	57.3%	151,357	68.9%	(52,100)	(34.4)%
Gross profit	73,880	42.7%	68,283	31.1%	5,597	8.2%

Operating expenses:
Selling and administrative expenses	47,579	27.5%	53,403	24.3%	(5,824)	(10.9)%
Depreciation and amortization	8,691	5.0%	9,357	4.3%	(666)	(7.1)%
Other operating costs	26,292	15.2%	30,831	14.0%	(4,539)	(14.7)%
Total operating expenses	82,562	47.7%	93,591	42.6%	(11,029)	(11.8)%
Loss from operations	(8,682)	(5.0)%	(25,308)	(11.5)%	16,626	65.7%
Interest income	1	0.0%	182	0.1%	(181)	(99.5)%
Other income (expense), net	(175)	(0.1)%	822	0.4%	(997)	(121.3)%
Loss before income taxes	(8,856)	(5.1)%	(24,304)	(11.1)%	15,448	63.6%
Benefit for income taxes	982	0.6%	4,785	2.2%	(3,803)	(79.5)%
Net loss	$(7,874)	(4.5)%	$(19,519)	(8.9)%	$11,645	59.7%

Consolidated net sales shipped to customers by location for the three months ended September 30, 2010 and 2009 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Country	2010		2009
United States	$23.9	43.5%	$34.0	47.7%
Japan	8.9	16.2%	9.9	13.9%
Republic of Korea	5.1	9.3%	6.9	9.7%
Canada	4.6	8.4%	5.8	8.1%
Australia	4.7	8.6%	5.7	8.0%
South Africa	3.0	5.5%	3.9	5.5%
Taiwan	1.4	2.6%	1.4	2.0%
New Zealand	0.7	1.3%	1.1	1.5%
Germany	0.6	1.1%	0.9	1.3%
United Kingdom	0.4	0.7%	0.8	1.0%
Denmark	0.1	0.2%	0.5	0.7%
Singapore	0.5	0.9%	0.4	0.6%
Austria(1)	0.2	0.3%	—	—
Norway(1)	0.5	0.9%	—	—
The Netherlands(1)	0.2	0.3%	—	—
Sweden(1)	0.1	0.2%	—	—
Totals	$54.9	100%	$71.3	100%
________________________
 (1) Austria, Norway, the Netherlands, and Sweden began operations in September 2009, and had a combined total net sales of $0.1 million for the period ended September 30, 2009.

Consolidated net sales shipped to customers by location for the nine months ended September 30, 2010 and 2009 were as follows (in millions, except percentages):

Country	2010		2009
United States	$77.7	44.9%	$109.7	49.9%
Japan	25.8	14.9%	31.4	14.3%
Republic of Korea	16.2	9.4%	19.2	8.8%
Canada	14.0	8.1%	17.5	8.0%
Australia	14.8	8.6%	16.7	7.6%
South Africa	9.0	5.2%	9.4	4.2%
Taiwan	5.0	2.9%	4.8	2.2%
New Zealand	2.5	1.4%	3.3	1.5%
Germany	1.8	1.0%	2.6	1.2%
United Kingdom	1.6	0.9%	2.5	1.1%
Denmark	0.4	0.2%	1.5	0.7%
Singapore	1.5	0.9%	1.0	0.5%
Austria(1)	0.9	0.5%	—	—
Norway(1)	1.2	0.7%	—	—
The Netherlands(1)	0.4	0.2%	—	—
Sweden(1)	0.3	0.2%	—	—
Totals	$173.1	100%	$219.6	100%
________________________
 (1) Austria, Norway, the Netherlands, and Sweden began operations in September 2009, and had a combined total net sales of $0.1 million for the period ended September 30, 2009.

Net Sales

For the three and nine months ended September 30, 2010, our operations outside of the United States accounted for approximately 56.5% and 55.1%, respectively, of our consolidated net sales, whereas in the same period in 2009, our operations outside of the United States accounted for approximately 52.3% and 50.1%, respectively, of our consolidated net sales.

Consolidated net sales for the three months ended September 30, 2010 decreased by $16.4 million, or 23.0%, as compared to the same period in 2009. This change in consolidated net sales was comprised of a decrease in domestic sales of $10.1 million and a decrease in international sales of $6.3 million.

Consolidated net sales for the nine months ended September 30, 2010 decreased by $46.5 million, or 21.2%, as compared to the same period in 2009. This change in consolidated net sales was comprised of a decrease in domestic sales of $32.0 million and a decrease of international sales of $14.5 million.

The global financial crisis continues to be a major factor for the decline in both our domestic and international sales and recruiting. Sales in domestic and international markets have also been adversely affected as a result of direct competition.

Fluctuation in foreign currency exchange rates had an overall favorable impact on our net sales of approximately $1.5 million and $7.4 million for the three and nine months ended September 30, 2010, respectively. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended September 30, 2009.

Net sales by country in local currency for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions, except percentages):

		Three months
				Change
Country	Currency	2010	2009	Local currency	Percentage
Australia and Singapore	AUD	5.8	7.4	(1.6)	(21.6)%
Austria(1), Germany, the Netherlands(1)	EUR	0.7	0.6	0.1	16.7%
Denmark	DKK	0.6	2.4	(1.8)	(75.0)%
Japan	JPY	753.5	921.0	(167.5)	(18.2)%
Republic of Korea	KRW	6,032.8	8,540.1	(2,507.3)	(29.4)%
New Zealand	NZD	1.0	1.6	(0.6)	(37.5)%
Norway(1)	NOK	2.1	0.2	1.9	950.0%
South Africa	ZAR	21.8	30.2	(8.4)	(27.8)%
Sweden(1)	SEK	0.7	0.1	0.6	600.0%
Taiwan	TWD	43.5	46.1	(2.6)	(5.6)%
United Kingdom	GBP	0.4	0.5	(0.1)	(20.0)%
________________________
 (1) Austria, the Netherlands, Norway, and Sweden began operations in September 2009. Austria and the Netherlands had net sales of less than $.01 million Euros for the period ended September 30, 2009.

		Nine months
				Change
Country	Currency	2010	2009	Local currency	Percentage
Australia and Singapore	AUD	18.2	23.7	(5.5)	(23.2)%
Austria(1), Germany, the Netherlands(1)	EUR	2.2	1.9	0.3	15.8%
Denmark	DKK	2.4	7.6	(5.2)	(68.4)%
Japan	JPY	2,279.9	2,945.3	(665.4)	(22.6)%
Republic of Korea	KRW	18,849.1	25,012.7	(6,163.6)	(24.6)%
New Zealand	NZD	3.5	5.5	(2.0)	(36.4)%
Norway(1)	NOK	5.8	0.2	5.6	2,800.0%
South Africa	ZAR	67.2	80.7	(13.5)	(16.7)%
Sweden(1)	SEK	2.1	0.1	2.0	2,000.0%
Taiwan	TWD	157.8	159.0	(1.2)	(0.8)%
United Kingdom	GBP	1.3	1.6	(0.3)	(18.8)%
________________________
 (1) Austria, the Netherlands, Norway, and Sweden began operations in September 2009. Austria and the Netherlands had net sales of less than $.01 million Euros for the period ended September 30, 2009.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of independent associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months
			Change
	2010	2009	Dollar	Percentage
Product sales	$45.5	$52.3	$(6.8)	(13.0)%
Pack sales	7.0	15.5	(8.5)	(54.8)%
Other, including freight	2.4	3.5	(1.1)	(31.4)%
Total net sales	$54.9	$71.3	$(16.4)	(23.0)%

	Nine Months
			Change
	2010	2009	Dollar	Percentage
Product sales	$140.8	$159.1	$(18.3)	(11.5)%
Pack sales	25.1	50.2	(25.1)	(50.0)%
Other, including freight	7.2	10.3	(3.1)	(30.1)%
Total net sales	$173.1	$219.6	$(46.5)	(21.2)%

For the three and nine months ended September 30, 2010 compared to the same periods in 2009, the decrease in our pack sales was primarily a result of fewer new associates. Pack sales generally correlate to new independent associates who purchase starter packs and continuing independent associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing independent associates and members because independent associates and members utilize products at different volumes.

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

Product sales for the three months ended September 30, 2010 decreased $6.8 million, or 13.0%, as compared to the same period in 2009. This change in product sales was comprised of a decrease of new product sales of $1.7 million and a decrease of existing product sales of $5.1 million.

Product sales for the nine months ended September 30, 2010 decreased $18.3 million, or 11.5%, as compared to the same period in 2009. This change in product sales was comprised of a decrease of new product sales of $5.0 million and a decrease of existing product sales of $13.3 million.

We implemented a 2-5% price increase in most countries in late January 2010. We believe the decrease in product sales for the third quarter ended September 30, 2010 as compared to the same period in 2009 was largely due to several factors, including macro-economics and competition, which directly impacts our company.

We have introduced the following new products since September 30, 2009:

•	Simply Delicious™ Snack Bars in the United States and Canada;

•	Essential Source™ Omega 3 in the United States and all of our international markets;

•	PhytoBurst® Nutritional Chews in the United States, Canada, Japan, Taiwan, and South Africa;

•	Health Solutions Starter packs in several international markets;

•	GlycoSlim® drink mix in certain international markets;

•	BounceBack® capsules in Japan and Taiwan;

•	GI-Pro Balance™ powder in South Korea;

•	Mannatech LIFT™ products in United States and Canada;

•	Immunostart® tablets in the United Kingdom, Germany, Denmark, New Zealand, Australia, Austria, the Netherlands, Norway, Sweden;

•	Various promotional packages in the United States and international markets; and
•	Various Optimal Health, Weight and Fitness products in Austria, the Netherlands, Norway and Sweden.

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

Pack sales associated with the number of independent associates and members can be further analyzed as follows, for the three and nine months ended September 30 (in millions, except percentages):

	Three Months
			Change
	2010	2009	Dollar	Percentage
New	$5.1	$11.0	$(5.9)	(53.6)%
Continuing	1.9	4.5	(2.6)	(57.8)%
Total	$7.0	$15.5	$(8.5)	(54.8)%

	Nine Months
			Change
	2010	2009	Dollar	Percentage
New	$17.2	$32.1	$(14.9)	(46.4)%
Continuing	7.9	18.1	(10.2)	(56.4)%
Total	$25.1	$50.2	$(25.1)	(50.0)%

Total pack sales for the three months ended September 30, 2010 decreased by $8.5 million, or 54.8%, as compared to the same period in 2009. This reduction in pack sales was comprised of a decrease of $5.9 million related to fewer new independent associates purchasing starter packs, and a decrease of $2.6 million related to a decline in the number of continuing associates purchasing renewal and upgrade packs.

Total pack sales for the nine months ended September 30, 2010 decreased by $25.1 million, or 50.0%, as compared to the same period in 2009. This reduction in pack sales was comprised of a decrease of $14.9 million related to fewer new independent associates purchasing starter packs, and a decrease of $10.2 million related to a decline in the number of continuing associates purchasing renewal and upgrade packs.

The number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended September 30, 2010 and 2009 were as follows:

	2010		2009
New	93,000	22.0%	151,000	28.3%
Continuing	329,000	78.0%	383,000	71.7%
Total	422,000	100%	534,000	100%

There was an overall decrease of 112,000 associates and members for the twelve months ended September 30, 2010. We are experiencing increased competition in certain domestic and international markets where competitors have launched operations, and in some cases have attracted some of our independent associate field leaders. We will continue to address new independent associate recruiting and associate retainment through additional incentives, new promotional support materials, and cause-related charitable activities.

During 2009 and 2010, we took the following actions to help increase the number of, and retain our existing, independent associates and members:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;

•	focused on new product development;

•	explored new international markets;

•	launched an aggressive marketing and educational campaign;

•	strengthened compliance initiatives;

•	concentrated on publishing results of research studies and clinical trials related to our products;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition;

•	implemented changes to our global associate career and compensation plan;

•	introduced new products in many of our global markets;

•	introduced the $499 Premium-All-Star pack into United States, Canada, and South Africa in January 2009;

•	introduced similar All-Star Packs into all other markets in January 2010;

•	expanded into four new international markets in early fall of 2009;

•	revamped our website to increase user-friendliness; and

•
launched three new effective online tools (MannacastSM,which includes StoryCastTM, Mannapages®, and Success Tracker) in the United States and Canada that offer support to our independent associates in managing and expanding their business.

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

Other sales for the three months ended September 30, 2010 decreased by $1.1 million to $2.4 million as compared to $3.5 million for the same period in 2009. Other sales for the nine months ended September 30, 2010 decreased by $3.1 million to $7.2 million as compared to $10.3 million for the same period in 2009. The decrease in both periods was primarily due to a decrease in freight fees for product and pack shipments.

Gross Profit

Gross profit for the three months ended September 30, 2010 decreased by $0.3 million, or 1.1%, to $23.8 million as compared to $24.1 million for the same period in 2009. Gross profit as a percentage of net sales increased to 43.4% as compared to 33.8% for the same period in 2009. The increase in gross profit as a percentage of net sales was due to lower commissions and incentives for the period.

Gross profit for the nine months ended September 30, 2010 increased by $5.6 million, or 8.2%, to $73.9 million as compared to $68.3 million for the same period in 2009. Gross profit as a percentage of net sales increased to 42.7% as compared to 31.1% for the same period in 2009. The increase in gross profit for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to the modification of our bonus structure associated with the $499 Premium-All Star pack. This alteration in the bonus structure allowed commission and incentive rates to return to more historical levels.

Cost of sales during the three months ended September 30, 2010 decreased by $4.0 million, or 33.5%, to $7.9 million as compared to $11.9 million for the same period in 2009. Cost of sales as a percentage of net sales for the three months ended September 30, 2010 decreased to 14.4% as compared to 16.7% for the same period in 2009.

Cost of sales during the nine months ended September 30, 2010 decreased $11.3 million, or 31.4%, to $24.6 million as compared to $35.9 million for the same period in 2009. Cost of sales as a percentage of net sales for the nine months ended September 30, 2010 decreased to 14.2 % as compared to 16.4% for the same period in 2009.

The decrease in cost of sales, and cost of sales as a percentage of net sales, for the three and nine months ended September 30, 2010 compared to the same periods in 2009 was primarily due to improved economics associated with pack sales, including a reduction in the cost of packs and modification of bonus and pack components, as well as a decrease in the cost of finished products sold.

Commission costs for the three months ended September 30, 2010 decreased by 34.6%, or $11.9 million, to $22.5 million as compared to $34.4 million for the same period in 2009. Commissions as a percentage of net sales for the three months ended September 30, 2010 decreased to 41.0% from 48.2% for the same period in 2009.

Commission costs for the nine months ended September 30, 2010 decreased by 33.6%, or $36.2 million, to $71.6 million as compared to $107.8 million for the same period in 2009. Commissions as a percentage of net sales for the nine months ended September 30, 2010 decreased to 41.4% from 49.1% for the same period in 2009.

Incentive costs for the three months ended September 30, 2010 decreased by 33.3%, or $0.3 million, to $0.6 million as compared to $0.9 million for the same period in 2009. The costs of incentives as a percentage of net sales for the three months ended September 30, 2010 decreased to 1.1% from 1.3% for the same period in 2009.

Incentive costs for the nine months ended September 30, 2010 decreased by 60.5%, or $4.6 million, to $3.0 million as compared to $7.6 million for the same period in 2009. The costs of incentives as a percentage of net sales for the nine months ended September 30, 2010 decreased to 1.7% from 3.5 % for the same period in 2009.

The decrease in commission and incentive costs for the three and nine months ended September 30, 2010 compared to the same periods in 2009 was due to modification of our pack bonus structure and commission rates, as well as a decrease in the number of new and continuing independent associates and members who purchased our packs or products. As a result, there was a decrease in the number of independent associates who qualified for the annual incentives to 715 as compared to 2,374 in 2009. The alteration in the bonus structure allowed commission and incentive rates to return to more historical levels.

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

Selling and administrative expenses for the three months ended September 30, 2010 decreased by $1.9 million, or 10.9%, to $15.8 million as compared to $17.8 million for the same period in 2009. The decrease in selling and administrative expenses consisted primarily of a $1.3 million decrease in contract labor, payroll and payroll-related costs and a $0.8 million decrease in freight costs, partially offset by an increase of $0.2 million in marketing costs and costs related to corporate-sponsored events. As a percentage of net sales, selling and administrative expenses increased to 28.8% from 24.9% for the same period in 2009.

Selling and administrative expenses for the nine months ended September 30, 2010 decreased by $5.8 million, or 10.9%, to $47.6 million as compared to $53.4 million for the same period in 2009. The decrease in selling and administrative expenses consisted primarily of a $3.3 million decrease in contract labor, payroll and payroll-related costs, a $0.7 million decrease in marketing costs and costs related to corporate-sponsored events, and a $1.8 million decrease in freight costs. As a percentage of net sales, selling and administrative expenses increased to 27.5% from 24.3% for the same period in 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2010 decreased by 10.1%, or $0.3 million, to $2.8 million as compared to $3.1 million for the same period in 2009. As a percentage of net sales, depreciation and amortization expense increased to 5.1% from 4.3% for the same period in 2009.

Depreciation and amortization expense for the nine months ended September 30, 2010 decreased by 7.1%, or $0.7 million, to $8.7 million as compared to $9.4 million for the same period in 2009. As a percentage of net sales, depreciation and amortization expense increased slightly to 5.0% from 4.3% for the same period in 2009.

Other Operating Costs

Other operating costs generally include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Generally, changes in other operating costs are associated with changes in our net sales.

Other operating costs for the three months ended September 30, 2010 decreased by $2.9 million, or 24.8%, to $8.9 million as compared to $11.8 million for the same period in 2009. This decrease was due to a $1.5 million reduction in legal expenses, a $0.4 million reduction in credit card fees, a $0.3 million reduction in accounting/consulting fees, a $0.2 million reduction in travel expenses, a $0.2 million reduction in research and development costs, a $0.2 million in miscellaneous operating costs, such as mailing services, office supplies, telephone, insurance, and lease/rental costs, and a $0.1 million in repairs and maintenance fees. As a percentage of net sales, other operating costs decreased slightly to 16.2% from 16.6% for the same period in 2009.

Other operating costs for the nine months ended September 30, 2010 decreased by $4.5 million, or 14.7%, to $26.3 million as compared to $30.8 million for the same period in 2009. This decrease was due to a $1.2 million reduction in credit card fees, $1.2 million reduction in accounting/consulting fees, a $0.7 million reduction in legal fees, a $0.5 million reduction in travel expenses, a $0.5 million reduction in miscellaneous expenses, a $0.3 million reduction in research and development costs, and a $0.1 million reduction in repairs and maintenance. As a percentage of net sales, other operating costs increased to 15.2% from 14.0% for the same period in 2009.

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

Other income, net for the three months ended September 30, 2010 was $0.4 million, as compared to $0.8 million for the same period in 2009.

Other expense, net for the nine months ended September 30, 2010 was $0.2 million, as compared to other income, net of $0.8 million for the same period in 2009.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three and nine months ended September 30:

Country	2010	2009
Australia	30.0%	30.0%
Canada	30.0%	33.0%
Denmark	25.0%	25.0%
Japan	42.0%	42.0%
Mexico	30.0%	—
Norway	28.0%	28.0%
Republic of Korea	22.0%	24.2%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	26.3%	26.3%
Switzerland	16.2%	16.2%
Taiwan	17.0%	25.0%
United Kingdom	28.0%	28.0%
United States	37.5%	37.5%

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes, to account for income taxes. The provisions of the Income Tax Topic require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of September 30, 2010 and December 31, 2009, we maintained our valuation allowance for deferred tax assets totaling $3.6 million and $2.3 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

Country	September 30, 2010	December 31, 2009
Mexico	$0.6	$—
Norway	0.1	0.0
Sweden	0.1	0.0
Switzerland	0.6	0.3
Taiwan	0.9	0.9
United States	1.3	1.1
Total	$3.6	$2.3

For the three months ended September 30, 2010, the Company  recognized a tax benefit of approximately $1.9 million. This was the result of changes to management’s estimates for 2010 annual operating results, including the mix of income between tax jurisdictions, the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions. For the nine months ended September 30, 2010 the Company recognized a $0.9 million tax benefit. For the three and nine months ended September 30, 2009, the Company’s effective tax rate was (20.0)% and 19.7%, respectively. For the three and nine months ended September 30, 2010 and 2009, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the nine months ended September 30, 2010 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items reducing the effective income tax rate included reductions due to changes to management’s estimates for 2010 annual operating results, including the mix of income between tax jurisdictions, the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions.  The effective tax rate for the three months ended September 30, 2010 was higher than what would have been expected if the federal statutory rate were applied to income before taxes due to changes in management’s estimates during the quarter for 2010 annual operating results, including the mix of income between tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, international expansion, and to pay quarterly cash dividends. In August 2009, the quarterly cash dividend was suspended and remained suspended as of September 30, 2010. At September 30, 2010, we had $21.7 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows. Although our cash has been impacted by net losses for most of 2009 and 2010, we saw our costs, particularly commissions and incentives, return to more historical levels. Although we are contemplating alternative liquidity sources, remaining at these historical cost levels will be a key factor in our ability to generate sufficient cash from operations. In addition, in April 2010, we received a federal income tax refund of $8.1 million.

Cash and Cash Equivalents and Investments

As of September 30, 2010, our cash and cash equivalents increased by 24.8%, or $4.3 million, to $21.7 million from $17.4 million as of December 31, 2009. The increase in cash and cash equivalents is related to the federal income tax refund of $8.1 million we received in April 2010 which is offset by the current period loss, adjusted for noncash items, purchases of property and equipment, and decreases of payables due to the timing of payments.

Working Capital

    Working capital represents total current assets less total current liabilities. At September 30, 2010, our working capital increased by $0.6 million, or 2.8%, to $22.4 million from $21.8 million at December 31, 2009. The change in working capital primarily relates to an increase in cash and cash equivalents, a decrease in short-term tax accounts, a decrease in inventories, partially offset by a decrease in operating liabilities.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30
(in millions):

Provided by (used in):	2010	2009
Operating activities	$4.9	$(4.7)
Investing activities	$0.2	$(2.1)
Financing activities	$(0.9)	$(1.3)

Operating Activities

For the nine months ended September 30, 2010, our operating activities provided cash of $4.9 million compared to using cash of $4.7 million for the same period in 2009. This increase in cash is due to the $8.1 million federal income tax refund received in April 2010, as well as the significant decrease in operating costs that we achieved through establishing a culture of expense control and accountability.

We entered into an Investment Agreement with the Investor on September 16, 2010. The Investor committed to purchase, subject to certain restrictions and conditions, up to $10 million of our common stock, over a period of 36 months from the first trading following the effectiveness of the registration statement, which was October 28, 2010. We may draw funds from the Equity Line by selling shares of common stock to the Investor from time to time. We will not receive any proceeds from the resale of these shares of common stock offered by the Investor. We will, however, receive proceeds from the sale of shares to the Investor pursuant to the Equity Line. The proceeds will be used for general working capital needs and for other general corporate purposes.

We expect that our net operating cash flows in 2010 will be sufficient to fund our current operations. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. Certain events, such as the uncertainty of the worldwide economic environment, could impact our available cash or our ability to generate cash flows from operations.

Investing Activities

For the nine months ended September 30, 2010, our net investing activities provided cash of $0.2 million compared to using cash of $2.1 million for the same period of 2009. For the nine months ended September 30, 2010, we used cash of $1.5 million to purchase capital assets as compared to purchasing $2.5 million in capital assets for the same period in 2009.  In 2010, we had a decrease in restricted cash of $1.7 million as compared to a decrease of $0.4 million for the same period in 2009.

Financing Activities

For the nine months ended September 30, 2010, we used cash of $0.9 million for repayment of capital lease obligations as compared to $1.1 million to fund the payment of cash dividends to our shareholders for the same period in 2009. In August 2009, the quarterly cash dividend was suspended. See “Risk Factors—We are not required to pay dividends, and our Board of Directors could decide not to declare a dividend or could reduce the amount of the dividend at any time” in item 1A of our annual report on Form 10-K for the year ended December 31, 2009, for further discussion related to future payment of dividends.

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

Contractual Obligations. The following summarizes our future commitments and obligations associated with various agreements and contracts as of September 30, 2010, for the years ending December 31 (in thousands):

	Remaining 2010	2011	2012	2013	2014	2015	Thereafter	Total
Capital lease obligations	$440	$1,154	$711	$344	$239	$1	$—	$2,889
Purchase obligations(1)(2)	8,766	4,956	2,535	1,050	1,050	1,050	—	19,407
Operating leases	799	2,174	2,036	1,572	897	815	955	9,248
Post-employment royalty	152	492	492	492	369	—	—	1,997
Employment agreements	584	1,379	—	—	—	—	—	1,963
Total commitments and obligations	$10,741	$10,155	$5,774	$3,458	$2,555	$1,866	$955	$35,504
____________________________

(1) Purchase obligations for the years 2010, 2011, and 2012 include $4.7 million, $2.1 million, and $1.5 million, respectively, of purchase commitments under a contract terminated by the Company for an asserted breach. Pursuant to the terms of the contract, we are engaged in the arbitration process with the supplier.

(2) Purchase obligations for the remainder of  2010  include $0.2  million of  purchase commitments under a contract  terminated  effective December 31, 2010,  by the supplier.  The Company is negotiating a new agreement with this supplier.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2010:

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2010, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at September 30, 2010
Office furniture and equipment	5 to 7 years	$2.0	million
Computer hardware	3 to 5 years	4.0	million
Computer software	3 to 5 years	10.7	million
Automobiles	3 to 5 years	0.1	million
Leasehold improvements	2 to 10 years(1)	3.2	million
Construction in progress	2 to 10 years(2)	1.5	million
Total net carrying value at September 30, 2010		$21.5	million
___________________
(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
(2)
Construction in progress includes leasehold improvements and internally-developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over three to five years.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. We determined that no impairment indicators existed for the nine months ended September 30, 2010.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of September 30, 2010, we recorded $2.1 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2010, we maintained a valuation allowance for deferred tax assets arising from our operations in various jurisdictions because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of September 30, 2010, we had deferred tax assets, after valuation allowance, totaling $5.3 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenues from sales of our products, sales of our starter and renewal packs, shipping fees, and corporate-sponsored events. Substantially all of our product and pack sales are made to independent associates at published wholesale prices. We also sell products to independent members at discounted published retail prices. We record revenue net of any transaction taxes. We recognize revenue from shipped packs and products upon receipt by the customer. We recognize revenue related to future corporate-sponsored events when the event is held. Our deferred revenue primarily consists of (i) revenue received from sales of packs and products shipped but not received by the customers at period end; and (ii) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. At September 30, 2010, total deferred revenue was $2.9 million. Significant changes in our shipping methods could result in additional revenue deferrals.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees and board members. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, which is generally two to four years – the vesting period of such stock option award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model, (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the nine months ended September 30, 2010, our assumptions and estimates used for the calculated fair value of stock options granted in 2010 were as follows:

	February 2010 grant	May 2010 grant	June 2010 grant #1	June 2010 grant #2	September 2010 Grant #1	September 2010 Grant #2
Estimated fair value per share of options granted:	$2.03	$1.86	$1.23	$1.18	$1.26	$1.40
Assumptions:
Annualized dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	2.16%	2.07%	1.91%	1.91%	1.91%	1.24%
Common stock price volatility	71.1%	70.8%	71.5%	71.5%	72.40%	72.3%
Expected average life of stock options (in years)	4.5	4.5	4.5	4.5	4.5	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties based on market conditions that are outside of our control. Therefore, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of September 30, 2010, using our current assumptions and estimates, we anticipate recognizing $0.7 million in gross compensation expense through 2013 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but generally ranges between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of September 30, 2010, we had 321,088 shares available for grant in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See “Recent Accounting Pronouncements” in Note 8 of the Notes to our Consolidated Financial Statements, which is incorporated herein by reference.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, and Sweden. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2010 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.81520	0.97010	0.89710	0.97010
Austria, Germany, the Netherlands (Euro)	1.19440	1.45130	1.31694	1.36120
Canada (Dollar)	0.92880	1.00340	0.96556	0.97190
Denmark (Krone)	0.16060	0.19520	0.17687	0.18270
Japan (Yen)	0.01057	0.01202	0.01118	0.01196
New Zealand (Dollar)	0.66310	0.74190	0.70967	0.73860
Norway (Krone)	0.14970	0.17800	0.16471	0.17100
Republic of Korea (Won)	0.00080	0.00092	0.00086	0.00088
Singapore (Dollar)	0.70340	0.75990	0.72309	0.75990
South Africa (Rand)	0.12600	0.14390	0.13451	0.14390
Sweden (Krona)	0.12370	0.14870	0.13638	0.14870
Switzerland (Franc)	0.86000	1.02450	0.93956	1.02450
Taiwan (Dollar)	0.03074	0.03225	0.03136	0.03189
United Kingdom (British Pound)	1.43380	1.63820	1.53432	1.58090

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See “Litigation” in Note 7 of the Notes to our Unaudited Consolidated Financial Statement, which is incorporated herein by reference.

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

Mannatech, Incorporated
Dated: November 4, 2010	By:	/s/ Stephen D. Fenstermacher
Stephen D. Fenstermacher Co-Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer)

Dated: November 4, 2010	By:	/s/ Robert A. Sinnott
Robert A. Sinnott Co-Chief Executive Officer and Chief Science Officer (principal executive officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Investment Agreement by and between Mannatech, Incorporated and Dutchess Opportunity Fund, II, LP, dated September 16, 2010	8-K	000-24657	10.1	September 21, 2010
10.2	Registration Rights Agreement by and between Mannatech, Incorporated and Dutchess Opportunity Fund, II, LP, dated September 16, 2010	8-K	000-24657	10.2	September 21, 2010
10.3	Amendment to Investement Agreement, by and between Mannatech, Incorporated and Dutchess Opportunity Fund, II, LP, dated October 4, 2010	8-K	000-24657	10.1	October 5, 2010
10.4
Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Weir, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth
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