Form 10-Q
period 2011-03-31
MANNATECH INC
filed 2011-05-05
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 For the quarterly period ended: March 31, 2011 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File No. 000-24657

MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code:  (972) 471-7400
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
Yes [  ] No [X]

As of April 29, 2011, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,490,466.

MANNATECH, INCORPORATED

Special Note Regarding Forward-Looking Statements

Certain disclosures and analyses in this Form 10-Q, including information incorporated by reference, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements other than statements of historical fact are considered forward-looking statements and reflect only current views about future events and financial performance. Some of these forward-looking statements include statements regarding:

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)
Cash and cash equivalents	$17,035	$21,584
Restricted cash	1,266	1,265
Accounts receivable, net of allowance of $17 and $21 in 2011 and 2010, respectively	178	416
Income tax receivable	886	917
Inventories, net	21,840	24,070
Prepaid expenses and other current assets	4,457	4,356
Deferred tax assets	2,701	2,607
Total current assets	48,363	55,215
Property and equipment, net	16,379	18,449
Construction in progress	413	524
Long-term restricted cash	3,929	3,532
Other assets	2,909	3,054
Long-term deferred tax assets	643	649
Total assets	$72,636	$81,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$1,169	$1,328
Accounts payable	5,682	5,534
Accrued expenses	10,308	10,318
Commissions and incentives payable	6,645	9,166
Taxes payable	2,392	3,721
Current deferred tax liability	211	243
Deferred revenue	1,775	1,930
Total current liabilities	28,182	32,240
Capital leases, excluding current portion	1,255	1,204
Long-term deferred tax liabilities	1,383	1,903
Other long-term liabilities	5,396	4,996
Total liabilities	36,216	40,343

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,697,560 shares issued and 26,490,466 shares outstanding as of March 31, 2011 and 27,697,560 shares issued and 26,490,466 shares outstanding as of December 31, 2010	3	3
Additional paid-in capital	42,146	42,049
Retained earnings	10,349	15,127
Accumulated other comprehensive loss	(1,287)	(1,308)
Less treasury stock, at cost, 1,207,094 shares in 2011 and 2010	(14,791)	(14,791)
Total shareholders’ equity	36,420	41,080
Total liabilities and shareholders’ equity	$72,636	$81,423

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended March 31,
	2011	2010
Net sales	$50,900	$60,665
Cost of sales	7,214	8,625
Commissions and incentives	21,707	26,999
	28,921	35,624
Gross profit	21,979	25,041

Operating expenses:
Selling and administrative expenses	16,018	16,471
Depreciation and amortization	2,801	2,917
Other operating costs	8,066	8,545
Total operating expenses	26,885	27,933

Loss from operations	(4,906)	(2,892)
Interest expense	(20)	(29)
Other income, net	267	140
Loss before income taxes	(4,659)	(2,781)

(Provision) benefit for income taxes	(119)	—
Net loss	$(4,778)	$(2,781)

Loss per share:
Basic	$(0.18)	$(0.11)
Diluted	$(0.18)	$(0.11)

Weighted-average common shares outstanding:
Basic	26,490	26,482
Diluted	26,490	26,482

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands, except per share information)

	Common stock outstanding		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total shareholders’ equity
	Shares	Par value				Shares	Amounts
Balance at December 31, 2010	26,490	$3	$42,049	$15,127	$(1,308)	1,207	$(14,791)	$41,080
Charge related to stock-based compensation	—	—	97	—	—	—	—	97
Proceeds from stock options exercised	—	—	—	—	—	—	—	—
Components of comprehensive loss: Foreign currency translations	—	—	—	—	21	—	—	21
Net loss	—	—	—	(4,778)	—	—	—	(4,778)
Total comprehensive loss								(4,757)
Balance at March 31, 2011	26,490	$3	$42,146	$10,349	$(1,287)	1,207	$(14,791)	$36,420

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED ALL SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,778)	$(2,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,801	2,917
Provision for inventory losses	652	101
Provision for doubtful accounts	22	15
Loss on disposal of assets	8	7
Accounting charge related to stock-based compensation expense	97	209
Deferred income taxes	(644)	(709)
Changes in operating assets and liabilities:
Accounts receivable	214	198
Income tax receivable	31	(893)
Inventories	1,637	347
Prepaid expenses and other current assets	(111)	(146)
Other assets	171	170
Accounts payable	146	(3,800)
Accrued expenses	320	1,104
Taxes payable	(1,341)	(445)
Commissions and incentives payable	(2,518)	1,276
Deferred revenue	(155)	(482)
Net cash used in operating activities	(3,448)	(2,912)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(331)	(371)
Change in restricted cash	(312)	1,237
Net cash provided by (used in) investing activities	(643)	866
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	21
Repayment of capital lease obligation	(370)	(406)
Net cash used in financing activities	(370)	(385)
Effect of currency exchange rate changes on cash and cash equivalents	(88)	(227)
Net decrease in cash and cash equivalents	(4,549)	(2,658)
Cash and cash equivalents at the beginning of the period	21,584	17,367
Cash and cash equivalents at the end of the period	$17,035	$14,709
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes received (paid), net	$(166)	$543
Interest paid on capital leases	$50	$21

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

Independent associates (“associates”) purchase the Company’s products at published wholesale prices to either sell to retail customers or for personal use. Members purchase the Company’s products at a discount from published retail prices primarily for personal use.  The Company cannot distinguish products sold for personal use from other sales because it is not involved with the products after delivery, other than usual and customary product warranties and returns. Only independent associates are eligible to earn commissions and incentives.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2010 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and filed with the United States Securities and Exchange Commission on March 10, 2011 (the “2010 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2010 Annual Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of March 31, 2011 and December 31, 2010, credit card receivables were $1.6 million and $0.9 million, respectively. Additionally, as of March 31, 2011 and December 31, 2010, cash and cash equivalents held in bank accounts in foreign countries totaled $11.9 million and $12.7 million, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash

The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of March 31, 2011 and December 31, 2010, our total restricted cash was $5.2 million and $4.8 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2011 and December 31, 2010, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At March 31, 2011 and December 31, 2010, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of March 31, 2011 and December 31, 2010, other assets were $2.9 million and $3.1 million, respectively and primarily consisted of deposits for building leases in various locations and certain intangible assets. Also included in the March 31, 2011 and December 31, 2010 balance was $1.0 million and $0.9 million, respectively, for a deposit with Mutual Aid Cooperative and Consumer (“MAC&CO”) in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities.

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

Other Long-Term Liabilities

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 and continuing through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this royalty agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to this benefit, and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of March 31, 2011, the Company’s liability related to this royalty agreement was $1.5 million, of which $0.3 million was currently due and included in accrued expenses. As of December 31, 2010, the Company’s long-term liability related to this royalty agreement was $1.6 million, of which $0.3 million was currently due and included in accrued expenses.

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of March 31, 2011 and December 31, 2010, accrued restoration costs related to these leases amounted to $0.4 million. At March 31, 2011 and December 31, 2010, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $1.0 million.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income (loss) and Accumulated Other Comprehensive Income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income (loss) consists of the Company’s net income (loss), foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Norway, Sweden, and Mexico operations, and changes in the pension obligation for its Japanese employees.

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At March 31, 2011 and December 31, 2010, the Company’s deferred revenue was $1.8 million and $1.9 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by period end; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the three months ended March 31, 2011 our sales return reserve was composed of the following (in thousands):

March 31, 2011
Sales reserve as of January 1, 2011	$388
Provision related to sales made in current period	512
Provision related to sales made in prior periods	(138)
Actual returns or credits related to current period	(181)
Actual returns or credits related to prior periods	(255)
Sales reserve as of March 31, 2011	$326

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $2.9 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2: INVENTORIES

Inventories consist of raw materials and finished goods, including promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at March 31, 2011 and December 31, 2010, consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$8,160	$8,846
Finished goods	15,358	16,785
Inventory reserves for obsolescence	(1,678)	(1,561)
Total	$21,840	$24,070

NOTE 3: INCOME TAXES

 For the three months ended March 31, 2011 and 2010, the Company’s effective tax rate was (2.6)% and 0%, respectively. For the three months ended March 31, 2011 and 2010, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three months ended March 31, 2011 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items reducing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions. The effective tax rate for the three months ended March 31, 2010 was lower than what would have been expected if the federal statutory rate were applied to income before taxes due to the mix of income between tax jurisdictions, the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions.

NOTE 4: LOSS PER SHARE

Basic Earnings (Loss) Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and their effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended March 31, 2011 and 2010. For the three months ended March 31, 2011, approximately 1.4 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average closing price of $1.83 per share, as their effect was antidilutive. For the three months ended March 31, 2010, approximately 1.6 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $3.32 per share, as their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the three months ended March 31,
	2011			2010
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss attributable to common shareholders	$(4,778)	26,490	$(0.18)	$(2,781)	26,482	$(0.11)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss attributable to common shareholders plus assumed conversions	$(4,778)	26,490	$(0.18)	$(2,781)	26,482	$(0.11)

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan (the “2008 Plan”), which reserves up to 1,000,000 shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting. As of March 31, 2011, the 2008 Plan had 356,697 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. The Company did not grant any stock options during the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company granted 136,500 stock options. The fair value of stock options granted during the three months ended March 31, 2010 was $2.03 per share. The Company recognized compensation expense as follows for the three months ended March 31 (in thousands):

	2011	2010
Total gross compensation expense	$97	$209
Total tax benefit associated with compensation expense	17	19
Total net compensation expense	$80	$190

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2011, the Company expects to record compensation expense in the future as follows (in thousands):

	Nine months ending December 31, 2011	Year ending December 31,
		2012	2013
Total gross unrecognized compensation expense	$262	$182	$69
Tax benefit associated with unrecognized compensation expense	33	21	7
Total net unrecognized compensation expense	$229	$161	$62

NOTE 6: SHAREHOLDERS’ EQUITY

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

The Company may draw on the Equity Line from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put to the Investor in any one draw down notice is the greater of (i) 200% of the average lowest daily volume of the Company’s common stock traded on the NASDAQ Global Market for the 3 trading days prior to the date of delivery of the applicable draw down notice, multiplied by the average of the closing prices for such trading days or (ii) $500,000. The purchase price shall be set at 96% of the lowest daily volume weighted average price (VWAP) of the Company’s common stock during the 5 consecutive trading day period beginning on the date of delivery of the applicable draw down notice. Before the closing of an exercised put, the Company (not the Investor) has the right to withdraw all or any portion of the put; provided that the Company may not withdraw any portion of a put that the Investor has already committed to resell to a third party. There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, the Company shall not be entitled to deliver another draw down notice. In addition, the Investor will not be entitled to purchase shares if the Investor’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s common stock as determined in accordance with Rule 13d-1(j) of the Exchange Act. In addition, the Company is not permitted to draw on the Equity Line unless there is an effective registration statement (as further explained below) to cover the resale of the shares.

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

Pursuant to the terms of a Registration Rights Agreement dated September 16, 2010 between the Company and the Investor (the “Registration Rights Agreement”), the Company is obligated to file one or more registration statements with the SEC to register the resale by Investor of the shares of common stock issued or issuable under the Investment Agreement. On October 28, 2010, the SEC declared effective the Company’s Registration Statement on Form S-3 (File No. 333-169774), which registers up to 5,000,000 shares of common stock that may be resold by the Investor pursuant to the Investment Agreement. As of May 5, 2011, no shares of common stock have been issued pursuant to the Investment Agreement.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7: LITIGATION

Patent Infringement Litigation

Mannatech, Inc. v. Country Life, LLC, et al., Case No. 3:10-cv-00533-O, United States District Court, Northern District of Texas, Dallas Division

On March 16, 2010, Mannatech, Inc. filed a patent infringement lawsuit against Country Life, LLC; Country Life Manufacturing, LLC; EvenBetterNow, LLC; Micro Health Solutions, LLC; New Sun, Inc.; Oasis Advanced Wellness, LLC; Roex, Inc.; VDF FutureCeuticals, Inc.; and John Does 1-20, alleging the defendants infringed on one or more of the following patents: United States Patent Nos. 6,929,807, 7,157,431, and 7,202,220, all entitled “Compositions of Plant Carbohydrates as Dietary Supplements” (“Patents-in-Suit”). In this lawsuit, Mannatech requested both monetary damages from the defendants and an injunction to prohibit the defendants from making, offering for sale or selling dietary supplement products which are covered by any claim of the Patents-in-Suit. On May 14, 2010, Mannatech amended its complaint to add patent infringement claims against three more defendants: Angel Care USA, Inc.; Florida Nutri Labs, LLC; and Wy’s Enterprises of Springfield, Inc.  In response to the lawsuit, several of the defendants asserted counterclaims seeking a declaratory judgment that the Patents-in-Suit are invalid.

Mannatech has settled with nine of the eleven defendants: EvenBetterNow, Oasis Advanced Wellness, Micro Health Solutions, Wy’s Enterprises of Springfield, Florida Nutri Labs, Angel Care, USA, New Sun, Country Life, and VDF, and voluntarily dismissed its claims without prejudice against one of the defendants, Country Life Manufacturing, LLC. Agreed judgments were entered against each of the settling defendants prohibiting them from making, using, offering to sell, or otherwise distributing the accused infringing products or colorable imitations thereof (the “Enjoined Products”); inducing infringement of the patents by encouraging or assisting others in selling the Enjoined Products; or supplying or causing to be supplied all or a substantial portion of the components of the Enjoined Products, for the term of the Patents-in-Suit.

The lawsuit is now proceeding against the sole remaining defendant, Roex, Inc. On January 31, 2011, counsel for Roex filed an Unopposed Motion to Withdraw as Counsel, representing to the court that Roex is insolvent and no longer exists as an entity.  Discovery obtained from Roex shows that on January 14, 2011, substantially all of Roex’s tangible and intangible assets were sold to OWS Products, LLC, and that as of November 30, 2010 Roex’s liabilities exceed its assets by over $3.2 million. In addition, Roex stopped selling its infringing products upon the commencement of this lawsuit. In light of these facts, Mannatech intends to seek the dismissal of its claims against Roex without prejudice and to seek dismissal of Roex’s counterclaims for declaratory judgment.

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

In response, Marinova sought leave and was granted the opportunity to re-plead its Statement of Claims.  On August 31, 2010, Marinova filed its Amended Statement of Claims, in which it claims that, in addition to its other claims against Mannatech, Mannatech breached the purchase agreement because Mannatech allegedly falsely warranted that it was not the subject of any lawsuits or investigations. Accordingly, on September 15, 2010, Mannatech filed its Motion to Dismiss and Strike, through which it sought to strike Marinova’s newly-added claim because (a) Marinova never raised the claim prior to its re-pleading; (b) Marinova accepted millions of dollars from Mannatech after it became aware of Mannatech’s alleged breach; and (c) Marinova is asserting its claim solely in an attempt to prejudice the panel. Marinova subsequently filed a response and Mannatech filed a reply in support of its Motion to Dismiss and Strike on October 12, 2010. The panel denied the Motion to Dismiss and Strike on October 20, 2010.

On February 3, 2011, the parties and the arbitrators held a preliminary hearing to address scheduling matters.  After the hearing, the parties executed an agreed scheduling order, through which the parties agreed that the arbitration hearing will commence on December 6, 2011.  The parties are currently in the process of discovery .  On April 5, 2011, Mannatech served its first requests for production of documents on Marinova.  Marinova’s responses are due May 5, 2011.  To the extent Marinova does not object to the requests, Marinova must produce responsive documents no later than June 6, 2011.

Mannatech intends to vigorously defend against Marinova’s claims and prosecute its counterclaim.

Litigation in General

The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance; however, certain costs of defending lawsuits are not covered by or only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred or as they become determinable.

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and management review of the existing facts and circumstances related to these lawsuits, and related legal fees, the Company has accrued $0.5 million as of March 31, 2011 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements that impacted the first quarter of fiscal 2011, or which are expected to have a material impact on the Company’s future periods that were not already adopted and disclosed in prior periods.

NOTE 9: FAIR VALUE

The Company utilizes fair value measurements to record fair value adjustments to certain financial assets and to determine fair value disclosures.

Fair Value Measurements and Disclosure Topic #820 of the FASB ASC establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2011. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2011.

	Level 1		Level 2		Level 3		Total
Assets
Money Market Funds – Fidelity, US	$ $	2,535	$ $	—	$ $	—	$ $	2,535
Interest bearing deposits – various banks, Korea	3,082		—		—		3,082
Total assets		$5,617		$—		$—		$5,617
Amounts included in:
Cash and cash equivalents	$ $	2,712	$ $	—	$ $	—	$ $	2,712
Long-term restricted cash		2,905		—		—		2,905
Total		$5,617		$—		$—		$5,617

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

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the three months ended March 31, are as follows (in millions, except percentages):

Country	2011		2010
United States	$22.4	44.0%	$27.8	45.8%
Japan	7.5	14.7%	8.7	14.3%
Republic of Korea	5.2	10.2%	5.4	8.9%
Australia	4.5	8.8%	5.2	8.6%
Canada	4.0	7.9%	4.4	7.2%
South Africa	2.1	4.1%	3.2	5.3%
Taiwan	1.2	2.3%	2.2	3.6%
Mexico(1)	0.7	1.4%	—	—
New Zealand	0.6	1.2%	1.0	1.6%
Singapore	0.6	1.2%	0.6	1.0%
Germany	0.5	1.0%	0.6	1.0%
Norway	0.5	1.0%	0.3	0.5%
The Netherlands	0.3	0.6%	0.1	0.2%
United Kingdom	0.3	0.6%	0.6	1.0%
Austria	0.2	0.4%	0.3	0.5%
Sweden	0.2	0.4%	0.1	0.2%
Denmark	0.1	0.2%	0.2	0.3%
Total	$50.9	100%	$60.7	100%
________________________
(1) Mexico began operations in January 2011.

	2011	2010
Consolidated product sales	$43.2	$48.5
Consolidated pack sales	5.5	9.7
Consolidated other, including freight	2.2	2.5
Total	$50.9	$60.7

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, reside in the following countries (in millions):

Country	March 31, 2011	December 31, 2010
Australia	$0.2	$0.3
Canada	0.1	0.1
Japan	0.1	0.2
Mexico(1)	0.6	0.3
Republic of Korea	0.8	0.8
South Africa	0.1	0.1
Switzerland	0.3	0.4
Taiwan	0.1	0.1
United Kingdom	0.1	0.1
United States	14.4	16.6
Total	$16.8	$19.0
__________________________________
 (1) Mexico began operations in January 2011.

Inventory balances by country, which consist of raw materials, work in progress, and finished goods, including promotional materials, and offset by obsolete inventories, were as follows (in millions):

Country	March 31, 2011	December 31, 2010
Australia	$1.5	$1.5
Canada	1.3	1.5
Japan	0.9	1.6
Mexico	0.8	0.8
Republic of Korea	0.8	0.8
South Africa	1.1	1.3
Switzerland	0.8	0.3
Taiwan	0.3	0.4
United Kingdom	1.1	1.1
United States	13.2	14.8
Total	$21.8	$24.1

NOTE 11: SUBSEQUENT EVENTS

On May 2, 2011, the Company entered into a two-year agreement with a raw materials supplier. Pursuant to this agreement, the Company agreed to purchase an aloe vera powder blend, one of the Company’s major product components, at specific prices. The agreement does not contain minimum purchase requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2011 as compared to the same period in 2010, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 392,000 independent associates and members who had purchased our products and/or packs within the last 12 months, who we refer to as current independent associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in seventeen countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Reduction in the number of new associates and loss of existing associates were major factors that negatively influenced our financial results during the first quarter of 2011. We remain focused on restoring sales volume by increasing consumer confidence, emphasizing the value and benefits of our flagship product, Ambrotose®, maintaining charitable donations through the Give for RealSM initiative, and continued expense control. At the same time, we remain committed to our strategic plan of developing new, innovative, and scientifically validated products, international expansion, and strengthening financial results.

We continue to expand internationally and, in January 2011, began selling products in Mexico. We have office locations in both Guadalajara and Mexico City, as well as a distribution center located in Monterrey. Mexico is one of the most important international market openings we have ever undertaken as we believe it has a significant sales volume potential. According to the Direct Selling Association, Mexico is the sixth largest direct selling market in the world. We plan to expand our business to four additional European countries in 2011 – the Republic of Ireland, Finland, Estonia, and the Czech Republic. We believe this expansion is important for our long-term goals.

RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	2011		2010		Change from 2011 to 2010
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$50,900	100%	$60,665	100%	$(9,765)	(16.1)%
Cost of sales	7,214	14.2%	8,625	14.2%	(1,411)	(16.4)%
Commissions and incentives	21,707	42.6%	26,999	44.5%	(5,292)	(19.6)%
	28,921	56.8%	35,624	58.7%	(6,703)	(18.8)%
Gross profit	21,979	43.2%	25,041	41.3%	(3,062)	(12.2)%

Operating expenses:
Selling and administrative expenses	16,018	31.5%	16,471	27.2%	(453)	(2.8)%
Depreciation and amortization	2,801	5.5%	2,917	4.8%	(116)	(4.0)%
Other operating costs	8,066	15.8%	8,545	14.1%	(479)	(5.6)%
Total operating expenses	26,885	52.8%	27,933	46.0%	(1,048)	(3.8)%
Loss from operations	(4,906)	(9.6)%	(2,892)	(4.8)%	(2,014)	(69.6)%
Interest expense	(20)	0.0%	(29)	0.0%	9	31.0%
Other income, net	267	0.5%	140	0.2%	127	90.7%
Loss before income taxes	(4,659)	(9.2)%	(2,781)	(4.6)%	(1,878)	(67.5)%
Provision for income taxes	(119)	(0.2)%	—	0.0%	(119)	—
Net loss	$(4,778)	(9.4)%	$(2,781)	(4.6)%	$(1,997)	(71.8)%

 Consolidated net sales shipped to customers by location for the three months ended March 31, 2011 and 2010 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2011		2010
United States	$22.4	44.0%	$27.8	45.8%
Japan	7.5	14.7%	8.7	14.3%
Republic of Korea	5.2	10.2%	5.4	8.9%
Australia	4.5	8.8%	5.2	8.6%
Canada	4.0	7.9%	4.4	7.2%
South Africa	2.1	4.1%	3.2	5.3%
Taiwan	1.2	2.3%	2.2	3.6%
Mexico(1)	0.7	1.4%	—	—
New Zealand	0.6	1.2%	1.0	1.6%
Singapore	0.6	1.2%	0.6	1.0%
Germany	0.5	1.0%	0.6	1.0%
Norway	0.5	1.0%	0.3	0.5%
The Netherlands	0.3	0.6%	0.1	0.2%
United Kingdom	0.3	0.6%	0.6	1.0%
Austria	0.2	0.4%	0.3	0.5%
Sweden	0.2	0.4%	0.1	0.2%
Denmark	0.1	0.2%	0.2	0.3%
Total	$50.9	100%	$60.7	100%
________________________
 (1) Mexico began operations in January 2011.

Net Sales

For the three months ended March 31, 2011, our operations outside of the United States accounted for approximately 56.0% of our consolidated net sales, whereas in the same period in 2010, our operations outside of the United States accounted for approximately 54.2% of our consolidated net sales.

Consolidated net sales for the three months ended March 31, 2011 decreased by $9.8 million, or 16.1%, to $50.9 million as compared to the same period in 2010. Domestic sales decreased by $5.4 million, or 19.0%, to $22.4 million, while international sales decreased $4.4 million, or 13.0%, to $28.5 million for the three months ended March 31, 2011 as compared to the same period in 2010.

Fluctuation in foreign currency exchange rates had an overall favorable impact on our net sales of approximately $1.6 million for the three months ended March 31, 2011. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended March 31, 2010.

Net sales by country in transactional currency for the three months ended March 31, 2011 and 2010 were as follows (in millions, except percentages):

		Three Months		Change
Country	Transactional Currency	2011	2010	Transactional currency	Percentage
Australia and Singapore	AUD	4.9	6.5	(1.6)	(24.6)%
Austria, Germany, the Netherlands	EUR	0.7	0.7	—	—
Denmark	DKK	0.6	0.9	(0.3)	(33.3)%
Japan	JPY	612.8	779.0	(166.2)	(21.3)%
Mexico(1)	MXN	7.9	—	—	—
New Zealand	NZD	0.8	1.4	(0.6)	(42.9)%
Norway	NOK	2.6	1.7	0.9	52.9%
Republic of Korea	KRW	5,817.9	6,196.4	(378.5)	(6.1)%
Singapore(2)	SGD	0.1	—	—	—
South Africa	ZAR	14.6	23.5	(8.9)	(37.9)%
Sweden	SEK	0.9	0.7	0.2	28.6%
Taiwan	TWD	36.4	69.2	(32.8)	(47.4)%
United Kingdom	GBP	0.3	0.5	(0.2)	(40.0)%
________________________
  (1)  Mexico began operations in January 2011.
(2) In March 2011, we started transacting sales in Singapore dollars (SGD). Prior to March 2011, sales were transacted in Australian dollars.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of independent associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

	Three Months		Change
	2011	2010	Dollar	Percentage
Consolidated product sales	$43.2	$48.5	$(5.3)	(10.9)%
Consolidated pack sales	5.5	9.7	(4.2)	(43.3)%
Consolidated other, including freight	2.2	2.5	(0.3)	(12.0)%
Total consolidated net sales	$50.9	$60.7	$(9.8)	(16.1)%

Pack sales correlate to new independent associates who purchase starter packs and to continuing independent associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing independent associates and members because independent associates and members utilize products at different volumes.

Product Sales

Product sales for the three months ended March 31, 2011 decreased $5.3 million, or 10.9%, as compared to the same period in 2010. The decrease in product sales was primarily due to the reduction in the number of new associates and the loss of existing associates, which resulted in a decline in the number of orders processed during the period. The average order value for the three months ended March 31, 2011 was $153 as compared to $146 for the same period in 2010. The 5% increase in average order value resulted in approximately $2.0 million in additional revenue which partially offset the overall decline in product sales. The number of orders processed during the three months ended March 31, 2011 decreased by 15% as compared to the same period in 2010. This decrease was consistent with the 14.3% decline in the number of continuing independent associates and members as described in detail below.

Pack Sales

Packs may be purchased by our independent associates who wish to build a Mannatech business. These packs are offered to our independent associates at a discount from published retail prices. There are several pack options available to our independent associates. In certain markets, pack sales are completed during the final stages of the registration process and can provide new independent associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building independent associates can also purchase an upgrade pack, which provides the associate with additional promotional materials, additional products, and eligibility for additional commissions and incentives. Many of our business-building independent associates also choose to purchase renewal packs to satisfy annual renewal requirements to continue to earn various commissions.

The dollar amount of pack sales associated with the number of independent associates were as follows, for the three months ended March 31 (in millions, except percentages):

	Three Months		Change
	2011	2010	Dollar	Percentage
New	$3.7	$6.2	$(2.5)	(40.3)%
Continuing	1.8	3.5	(1.7)	(48.6)%
Total	$5.5	$9.7	$(4.2)	(43.3)%

Total pack sales for the three months ended March 31, 2011 decreased by $4.2 million, or 43.3%, to $5.5 million, as compared to $9.7 million for the same period in 2010. Average pack value for the three months ended March 31, 2011 was $242 as compared to $335 for the same period in 2010. The total number of packs sold decreased by 20.8% and the average pack value decreased by $93 or 27.8% for the three months ended March 31, 2011 as compared to the same period in 2010. Approximately $2.1 million of the reduction in pack sales resulted from the decrease in average pack value with the remaining decrease attributable to the decline in the number of packs sold during the period.

The number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended March 31, 2011 and 2010 were as follows:

	2011		2010
New	87,000	22.3%	129,000	26.6%
Continuing	305,000	77.7%	356,000	73.4%
Total	392,000	100%	485,000	100%

There was an overall decrease of 93,000, or 19.2%, for the three months ended March 31, 2011 in the number of associates as compared to the same period in 2010, which was due both to a decline in the number of new independent associates and members, as well as fewer continuing independent associates and members.

During 2010 and 2011, we took the following actions to help increase the number of, and retain our existing, independent associates and members:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;

•	explored new international markets;

•	launched an aggressive marketing and educational campaign;

•	continued to strengthen compliance initiatives;

•	concentrated on publishing results of research studies and clinical trials related to our products;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition; and

•	implemented changes to our global associate career and compensation plan.

Other Sales

Other sales consisted of (i) sales of promotional materials; (ii) training and event registration fees; (iii) monthly fees collected for the Success TrackerTM tool, a customized electronic business-building and educational materials database for our independent associates that helps stimulate product sales and provide business management; (iv) freight revenue charged to our independent associates and members; and (v) a reserve for estimated sales refunds and returns.

Other sales for the three months ended March 31, 2011 decreased by $0.3 million to $2.2 million as compared to $2.5 million for the same period in 2010. The decrease in other sales was primarily due to a $0.5 million decrease in freight fees for product and pack shipments, a $0.1 million decrease in Success TrackerTM and training fees, which was partially offset by a reduction of sales refunds of $0.3 million.

Gross Profit

Gross profit for the three months ended March 31, 2011 decreased by $3.0 million, or 12.2%, to $22.0 million as compared to $25.0 million for the same period in 2010. For the three months ended March 31, 2011, gross profit as a percentage of net sales increased to 43.2% as compared to 41.3% for the same period in 2010; this increase resulted from a decrease in cost of sales, commissions, and incentives.

Cost of sales during the three months ended March 31, 2011 decreased by 16.4%, or $1.4 million, to $7.2 million as compared to $8.6 million for the same period in 2010. Cost of sales as a percentage of net sales for the three months ended March 31, 2011 was 14.2% and remained relatively flat as compared to the same period in 2010.

Commission costs for the three months ended March 31, 2011 decreased by 18.9%, or $4.8 million, to $20.6 million as compared to $25.4 million for the same period in 2010.  The decrease in commissions was due to the decrease in commissionable net sales.  For the three months ended March 31, 2011, commissions as a percentage of net sales decreased to 40.5% from 41.8% for the same period of 2010. The rate improvement was a result of modification of our pack bonus structure and commission rates as well as a decrease in the number of independent associates and members who purchased our packs or products.

Incentive costs for the three months ended March 31, 2011 decreased by 31.3%, or $0.5 million, to $1.1 million as compared to $1.6 million for the same period in 2010. For the three months ended March 31, 2011, the costs of incentives, as a percentage of net sales decreased to 2.2% from 2.6% for the same period in 2010.

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

Selling and administrative expenses for the three months ended March 31, 2011 decreased by $0.5 million, or 2.8%, to $16.0 million as compared to $16.5 million for the same period in 2010. The decrease in selling and administrative expenses consisted primarily of a $0.2 million decrease in freight costs, $0.2 million decrease in contract labor costs, and a $0.1 million decrease in stock-based compensation expense. As a percentage of net sales, selling and administrative expenses increased to 31.5% from 27.2% for the same period in 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2011 decreased by 4.0%, or $0.1 million, to $2.8 million as compared to $2.9 million for the same period in 2010. As a percentage of net sales, depreciation and amortization expense increased slightly to 5.5% from 4.8% for the same period in 2010.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with changes in our net sales.

Other operating costs for the three months ended March 31, 2011 decreased by $0.4 million, or 5.6%, to $8.1 million as compared to $8.5 million for the same period in 2010. For the three months ended March 31, 2011, other operating costs as a percentage of net sales increased to 15.8% from 14.1% for the same period in 2010. The decrease in other operating costs was primarily due to a reduction in credit card fees of $0.3 million, legal fees of $0.2 million, repairs and maintenance of $0.1 million, which was partially offset by an increase of $0.1 million in travel related costs and office expenses of $0.1 million.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency gains and losses related to translating our foreign subsidiaries’ assets, liabilities, revenues, and expenses to the United States dollar and revaluing monetary accounts in United States, Switzerland, Japan, Republic of Korea, Taiwan, Norway, Sweden, and Mexico using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies.

Other income, net for the three months ended March 31, 2011 was $0.3 million, as compared to other income, net of $0.1 million for the same periods in 2010.

(Provision) Benefit for Income Taxes

 (Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three months ended March 31:

Country	2011	2010
Australia	30.0%	30.0%
Canada	28.0%	30.0%
Denmark	25.0%	25.0%
Japan	42.0%	42.0%
Mexico	30.0%	—
Norway	28.0%	28.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	26.3%	26.3%
Switzerland	16.2%	16.2%
Taiwan	17.0%	20.0%
United Kingdom	28.0%	28.0%
United States	37.5%	37.5%

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes, to account for income taxes. The provisions of the Income Tax Topic require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of March 31, 2011 and December 31, 2010, we maintained our valuation allowance for deferred tax assets totaling $5.1 million and $4.1 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

Country	March 31, 2011	December 31, 2010
Mexico	$0.8	$0.8
Norway	0.2	0.2
Sweden	0.1	0.1
Switzerland	0.4	0.5
Taiwan	1.0	1.0
United States	2.6	1.5
Total	$5.1	$4.1

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three months ended March 31, 2011, our effective tax rate decreased to (2.6)% from 0.0% for the same period in 2010. For the three months ended March 31, 2011 and 2010, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three months ended March 31, 2011 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items reducing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets and the change in reserves related to uncertain income tax positions. The effective tax rate for the three months ended March 31, 2010 was lower than what would have been expected if the federal statutory rate were applied to income before taxes due to the mix of income between tax jurisdictions, the change in valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, international expansion, and to pay quarterly cash dividends. In August 2009, the quarterly cash dividend was suspended and remained suspended as of March 31, 2011. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our needs through net cash flows from operations. At March 31, 2011, we had $17.0 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows. Although our cash was impacted by operating losses, we saw our costs, particularly commissions and incentives, return to more historical levels in 2010. Operating at lower costs helped us generate a positive operating cash flow in 2010. Although we are contemplating alternative liquidity sources, remaining at these historical cost levels will be a key factor in our ability to generate sufficient cash from operations during 2011.

Cash and Cash Equivalents and Investments

As of March 31, 2011, our cash and cash equivalents decreased by 21.1%, or $4.6 million, to $17.0 million from $21.6 million as of December 31, 2010. The decrease in cash and cash equivalents is related to the current period loss, adjusted for noncash items and decreases of payables due to the timing of payments.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2011, our working capital decreased by $2.8 million, or 12.2%, to $20.2 million from $23.0 million at December 31, 2010. The decrease in working capital primarily related to a decrease in cash and cash equivalents, a decrease in inventories, partially offset by a decrease in operating liabilities.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Provided by (used in):	2011	2010
Operating activities	$(3.4)	$(2.9)
Investing activities	$(0.6)	$0.9
Financing activities	$(0.4)	$(0.4)

Operating Activities

Cash used in operating activities was $3.4 million for the three months ended March 31, 2011 compared to cash used by operating activities of $2.9 million for the same period in 2010.

We entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (the “Investor”) on September 16, 2010. The Investor committed to purchase, subject to certain restrictions and conditions, up to $10 million of our common stock, over a period of 36 months from the first trading following the effectiveness of the registration statement, which was October 28, 2010 (the “Equity Line”). We may draw funds from the Equity Line by selling shares of common stock to the Investor from time to time. We will not receive any proceeds from the resale of these shares of common stock offered by the Investor. We will, however, receive proceeds from the sale of shares to the Investor pursuant to the Equity Line. The proceeds will be used for general working capital needs and for other general corporate purposes. Please see Note 6 (Shareholders’ Equity) to our consolidated financial statements for more information on this Investment Agreement.

We expect that our net operating cash flows in 2011 will be sufficient to fund our current operations. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. Certain events, such as the uncertainty of the worldwide economic environment, could impact our available cash or our ability to generate cash flows from operations.

Investing Activities

For the three months ended March 31, 2011, our net investing activities used cash of $0.6 million compared to providing cash of $0.9 million for the same period of 2010. For the first three months of 2011 and 2010, we used cash of $0.3 million to purchase capital assets.  For the first three months of 2011, we had an increase in restricted cash of $0.3 million as compared to a decrease in restricted cash of $1.2 million for the same period in 2010.

Financing Activities

For the three months ended March 31, 2011 and 2010, we used cash of $0.4 million for repayment of capital lease obligations.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of March 31, 2011, for the years ending December 31 (in thousands):

	Remaining 2011	2012	2013	2014	2015	2016	Thereafter	Total
Capital lease obligations	$1,119	$811	$454	$321	$71	$5	$—	$2,781
Purchase obligations(1)	12,841	2,685	1,200	1,200	1,200	—	—	19,126
Operating leases	2,630	2,937	1,643	1,091	1,006	807	955	11,069
Post-employment royalty	397	492	492	369	—	—	—	1,750
Employment agreements	1,823	509	—	—	—	—	—	2,332
Total commitments and obligations	$18,810	$7,434	$3,789	$2,981	$2,277	$812	$955	$37,058
_________________________

(1) Purchase obligations for the years 2011 and 2012 include $6.9 million, and $1.5 million, respectively, of purchase commitments under a contract terminated by the Company for an asserted breach. Pursuant to the terms of the contract, we are engaged in the arbitration process with the supplier.

We have maintained purchase commitments with certain raw material suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. Currently, we have three supply agreements that require minimum purchase commitments.  We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any set minimums. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any special-purpose entity arrangements, nor do we have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2011:

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of March 31, 2011, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at March 31, 2011
Computer software	3 to 5 years	$7.4	million
Computer hardware	3 to 5 years	4.0	million
Leasehold improvements	2 to 10 years(1)	2.9	million
Office furniture and equipment	5 to 7 years	2.0	million
Construction in progress	2 to 10 years(2)	0.4	million
Automobiles	3 to 5 years	0.1	million
Total net carrying value at March 31, 2011		$16.8	million
___________________
(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
(2)
Construction in progress includes leasehold improvements and internally-developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over three to five years.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. We determined that no impairment indicators existed for the three months ended March 31, 2011.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of March 31, 2011, we recorded $2.6 million in other long-term liabilities and $0.1 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

Our 2005-2009 tax years remain subject to examination by the Internal Revenue Service (“IRS”) for U.S. federal tax purposes.  The majority of items identified by the IRS as a result of the ongoing review were related to uncertain tax positions and included in other long-term liabilities balance as of March 31, 2011 and December 31, 2010.  There are other ongoing audits in various international jurisdictions that are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2011, we maintained a valuation allowance for deferred tax assets arising from our operations in various jurisdictions because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of March 31, 2011, we had deferred tax assets, after valuation allowance, totaling $5.8 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenue from sales of individual products, sales of starter and renewal packs, and shipping fees. Substantially all product and pack sales are made to independent associates at published wholesale prices and to members at discounted published retail prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. We recognize corporate-sponsored event revenue when the event is held. We defer certain components of our revenue, which primarily consists of (i) revenue received from sales of packs and products shipped but not received by the customers at period end; and (ii) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. At March 31, 2011, total deferred revenue was $1.8 million. Significant changes in our shipping methods could result in additional revenue deferrals.

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

Historically, sales returns estimates have not materially deviated from actual sales returns, as the majority of our customers who return merchandise do so within the first 90 days after the original sale. Based upon our return policies and historical experience, we estimate a sales return reserve for expected sales refunds over a rolling six month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years and have averaged 1.5% or less of our gross sales.

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model, (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. During the three months ended March 31, 2011, we did not grant any stock options.

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of March 31, 2011, using our current assumptions and estimates, we anticipate recognizing $0.5 million in gross compensation expense through 2013 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but ranges between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of March 31, 2011, we had 356,697 shares available for grant in the future.

Contingencies and Litigation

Each quarter, we evaluate the need to establish a reserve for any legal claims or assessments. We base our evaluation on our best estimates of the potential liability in such matters. The legal reserve includes an estimated amount for any damages and the probability of losing any threatened legal claims or assessments. We consult with our general and outside counsel to determine the legal reserve, which is based upon a combination of litigation and settlement strategies. Although we believe that our legal reserve and accruals are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. If actual results differ, if circumstances change, or if we experience an unanticipated adverse outcome of any legal action, including any claim or assessment, we would be required to recognize the estimated amount which could reduce net income, earnings per share, and cash flows.

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

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, into Germany in 2006, into South Africa and Singapore in 2008, into Austria, the Netherlands, Norway, and Sweden in September 2009, and into Mexico January 2011. We translate our revenues and expenses in foreign markets using an average rate.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway,  Sweden, and Mexico. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2011 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.98180	1.03110	1.00562	1.03110
Austria, Germany, the Netherlands (Euro)	1.29110	1.42190	1.36709	1.40990
Canada (Dollar)	0.99930	1.03110	1.01415	1.02860
Denmark (Krone)	0.17340	0.19070	0.18338	0.18910
Japan (Yen)	0.01194	0.01268	0.01216	0.01207
Mexico (Peso)	0.08090	0.08411	0.08292	0.08384
New Zealand (Dollar)	0.72110	0.78080	0.75672	0.75970
Norway (Krone)	0.16720	0.18010	0.17472	0.17890
Republic of Korea (Won)	0.00088	0.00092	0.00089	0.00091
Singapore (Dollar)	0.77050	0.79330	0.78311	0.79250
South Africa (Rand)	0.13720	0.15220	0.14343	0.14640
Sweden (Krona)	0.14430	0.15970	0.15419	0.15790
Switzerland (Franc)	1.02790	1.11080	1.06285	1.08520
Taiwan (Dollar)	0.03311	0.03480	0.03416	0.03393
United Kingdom (British Pound)	1.54820	1.63460	1.60119	1.60340

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See “Litigation” in Note 7 of the Notes to our Unaudited Consolidated Financial Statement, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

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

Mannatech, Incorporated
Dated: May 5, 2011	By:	/s/ Stephen D. Fenstermacher
Stephen D. Fenstermacher Co-Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer)

Dated: May 5, 2011	By:	/s/ Robert A. Sinnott
Robert A. Sinnott Co-Chief Executive Officer and Chief Science Officer (principal executive officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Supply Agreement between Mannatech and Natural Aloe de Costa Rica, S.A. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act)	8-K	000-24657	10.1	May 3, 2011
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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