Form 10-Q
period 2011-06-30
MANNATECH INC
filed 2011-08-04
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 For the quarterly period ended: June 30, 2011 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File No. 000-24657

MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code:  (972) 471-7400
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
Yes [  ] No [X]

As of July 29, 2011, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,485,184.

MANNATECH, INCORPORATED

Special Note Regarding Forward-Looking Statements

Certain disclosures and analyses in this Form 10-Q, including information incorporated by reference, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements other than statements of historical fact are considered forward-looking statements and reflect only current views about future events and financial performance. Some of these forward-looking statements include statements regarding:

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010, and the “Risk Factors” section in Part II, Item 1A of this Form 10-Q, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

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

Our products are not intended to diagnose, cure, treat, or prevent any disease, and any statements about our products contained in this report have not been evaluated by the Food and Drug Administration, also referred to herein as the FDA.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Cash and cash equivalents	$17,321	$21,584
Restricted cash	1,274	1,265
Accounts receivable, net of allowance of $20 and $21 in 2011 and 2010, respectively	129	416
Income tax receivable	893	917
Inventories, net	18,778	24,070
Prepaid expenses and other current assets	5,022	4,356
Deferred tax assets	2,993	2,607
Total current assets	46,410	55,215
Property and equipment, net	14,196	18,449
Construction in progress	46	524
Long-term restricted cash	3,621	3,532
Other assets	2,960	3,054
Long-term deferred tax assets	250	649
Total assets	$67,483	$81,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$1,196	$1,328
Accounts payable	5,037	5,534
Accrued expenses	9,516	10,318
Commissions and incentives payable	7,961	9,166
Taxes payable	2,005	3,721
Current deferred tax liability	159	243
Deferred revenue	1,922	1,930
Total current liabilities	27,796	32,240
Capital leases, excluding current portion	980	1,204
Long-term deferred tax liabilities	1,550	1,903
Other long-term liabilities	5,862	4,996
Total liabilities	36,188	40,343

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,697,560 shares issued and 26,490,466 shares outstanding as of June 30, 2011 and December 31, 2010	3	3
Additional paid-in capital	42,251	42,049
Retained earnings	5,099	15,127
Accumulated other comprehensive loss	(1,267)	(1,308)
Less treasury stock, at cost, 1,207,094 shares in 2011 and 2010	(14,791)	(14,791)
Total shareholders’ equity	31,295	41,080
Total liabilities and shareholders’ equity	$67,483	$81,423

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	$51,362	$57,606	$102,262	$118,271
Cost of sales	7,543	8,091	14,757	16,716
Commissions and incentives	22,896	24,509	44,603	51,508
	30,439	32,600	59,360	68,224
Gross profit	20,923	25,006	42,902	50,047

Operating expenses:
Selling and administrative	14,811	15,297	30,829	31,768
Depreciation and amortization	2,687	3,002	5,488	5,919
Other operating costs	7,746	8,836	15,812	17,381
Total operating expenses	25,244	27,135	52,129	55,068

Loss from operations	(4,321)	(2,129)	(9,227)	(5,021)
Interest income (expense)	21	10	1	(19)
Other income (expense), net	196	(715)	463	(575)
Loss before income taxes	(4,104)	(2,834)	(8,763)	(5,615)

(Provision) benefit for income taxes	(1,146)	(981)	(1,265)	(981)
Net loss	$(5,250)	$(3,815)	$(10,028)	$(6,596)

Net loss per share:
Basic	$(0.20)	$(0.14)	$(0.38)	$(0.25)
Diluted	$(0.20)	$(0.14)	$(0.38)	$(0.25)

Weighted-average common shares outstanding:
Basic	26,490	26,490	26,490	26,486
Diluted	26,490	26,490	26,490	26,486

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(5,250)	$(3,815)	$(10,028)	$(6,596)
Foreign currency translations	20	(188)	41	(163)
Comprehensive loss	$(5,230)	$(4,003)	$(9,987)	$(6,759)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands, except per share information)

	Common stock Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2010	$3	$42,049	$15,127	$(1,308)	$(14,791)	$41,080
Net loss	—	—	(10,028)	—	—	(10,028)
Charge related to stock-based compensation	—	202	—	—	—	202
Foreign currency translations	—	—	—	41	—	41
Balance at June 30, 2011	$3	$42,251	$5,099	$(1,267)	$(14,791)	$31,295

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED ALL SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,028)	$(6,596)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,488	5,919
Provision for inventory losses	1,744	945
Provision for doubtful accounts	42	24
Loss on disposal of assets	68	61
Accounting charge related to stock-based compensation expense	202	391
Deferred income taxes	(401)	(1,629)
Changes in operating assets and liabilities:
Accounts receivable	244	537
Income tax receivable	24	7,416
Inventories	3,647	2,115
Prepaid expenses and other current assets	(645)	(387)
Other assets	180	(164)
Accounts payable	(504)	(4,959)
Accrued expenses	(116)	968
Taxes payable	(1,738)	1,512
Commissions and incentives payable	(1,266)	(2,424)
Deferred revenue	(11)	(438)
Net cash provided by (used in) operating activities	(3,070)	3,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(476)	(997)
Proceeds from sales of assets	2	—
Change in restricted cash	65	1,255
Net cash provided by (used in) investing activities	(409)	258
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	28
Repayment of capital lease obligations	(642)	(603)
Net cash used in financing activities	(642)	(575)
Effect of currency exchange rate changes on cash and cash equivalents	(142)	215
Net decrease in cash and cash equivalents	(4,263)	3,189
Cash and cash equivalents at the beginning of the period	21,584	17,367
Cash and cash equivalents at the end of the period	$17,321	$20,556
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes received (paid), net	$(292)	$7,442
Interest paid on capital leases	$96	$43

See accompanying notes to unaudited consolidated financial statements

.

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are primarily sold to independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, Sweden, Mexico, and beginning June 11, 2011,  the Czech Republic, Estonia, Finland and the Republic of Ireland.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors. The Company continually evaluates the information used to make these estimates as the business and economic environment changes. Historically, actual results have not varied materially from the Company’s estimates, and the Company does not currently anticipate a significant change in its assumptions related to these estimates. Actual results may differ from these estimates under different assumptions or conditions.

The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered the most significant are described in this note to the consolidated financial statements, Organization and Summary of Significant Accounting Policies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of June 30, 2011 and December 31, 2010, credit card receivables were $2.6 million and $0.9 million, respectively. Additionally, as of June 30, 2011 and December 31, 2010, cash and cash equivalents held in bank accounts in foreign countries totaled $12.9 million and $12.7 million, respectively.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of June 30, 2011 and December 31, 2010, our total restricted cash was $4.9 million and $4.8 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2011 and December 31, 2010, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At June 30, 2011 and December 31, 2010, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, work in progress, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2011 and December 31, 2010, other assets were $3.0 million and $3.1 million, respectively, and primarily consisted of deposits for building leases in various locations and certain intangible assets. Also included in the June 30, 2011 and December 31, 2010 balance was a $1.0 million deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities.

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

Other Long-Term Liabilities

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 and continuing through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this royalty agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to this benefit, and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of June 30, 2011, the Company’s liability related to this royalty agreement was $1.4 million, of which $0.3 million was currently due and included in accrued expenses. As of December 31, 2010, the Company’s long-term liability related to this royalty agreement was $1.6 million, of which $0.3 million was currently due and included in accrued expenses.

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of June 30, 2011 and December 31, 2010, accrued restoration costs related to these leases amounted to $0.4 million. At June 30, 2011 and December 31, 2010, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $1.1 million and $1.0 million, respectively.

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At June 30, 2011 and December 31, 2010, the Company’s deferred revenue was $1.9 million, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by period end; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the six months ended June 30, 2011 our sales return reserve consisted of the following (in thousands):

June 30, 2011
Sales reserve as of January 1, 2011	$388
Provision related to sales made in current period	783
Provision related to sales made in prior periods	(68)
Actual returns or credits related to current period	(475)
Actual returns or credits related to prior periods	(331)
Sales reserve as of June 30, 2011	$297

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $2.7 million and $3.0 million for the three months ended June 30, 2011 and 2010, respectively, and $5.6 million and $6.1 million for the six months ended June 30, 2011 and 2010, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

NOTE 2: INVENTORIES

Inventories consist of raw materials and finished goods, including promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at June 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$7,645	$8,846
Finished goods	12,966	16,785
Inventory reserves for obsolescence	(1,833)	(1,561)
Total	$18,778	$24,070

NOTE 3: INCOME TAXES

 For the three and six months ended June 30, 2011, the Company’s effective tax rate was (27.9)% and (14.4)%, respectively. For the three and six months ended June 30, 2010, the Company’s effective tax rate was (34.6)% and (17.5)%, respectively.  For the three and six months ended June 30, 2011 and 2010, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three and six months ended June 30, 2011 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items reducing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions. The effective tax rate for the three and six months ended June 30, 2010 was lower than what would have been expected if the federal statutory rate were applied to income before taxes due to the mix of income between tax jurisdictions, the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions.

NOTE 4: LOSS PER SHARE

Basic Earnings (Loss) Per Share (“EPS”) calculations are based on the weighted-average number of the Company’s common shares outstanding during the period. Diluted EPS calculations are based on the calculated weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

The following data shows the amounts used in computing the Company’s EPS and the corresponding effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended June 30, 2011 and 2010. For the three months ended June 30, 2011, approximately 1.6 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average closing price of $1.31 per share, because their effect was antidilutive. For the three months ended June 30, 2010, approximately 1.7 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $3.09 per share, because their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the three months ended June 30,
	2011			2010
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss attributable to common shareholders	$(5,250)	26,490	$(0.20)	$(3,815)	26,490	$(0.14)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss attributable to common shareholders plus assumed conversions	$(5,250)	26,490	$(0.20)	$(3,815)	26,490	$(0.14)

The following data shows the amounts used in computing the Company’s EPS and the corresponding effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the six months ended June 30, 2011 and 2010. For the six months ended June 30, 2011, approximately 1.5 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average closing price of $1.57 per share, because their effect was antidilutive. For the six months ended June 30, 2010, approximately 1.6 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $3.20 per share, because their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the six months ended June 30,
	2011			2010
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss attributable to common shareholders	$(10,028)	26,490	$(0.38)	$(6,596)	26,486	$(0.25)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss attributable to common shareholders plus assumed conversions	$(10,028)	26,490	$(0.38)	$(6,596)	26,486	$(0.25)

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserves up to 1,000,000 shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting. As of June 30, 2011, the 2008 Plan had 90,307 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended June 30, 2011 and 2010, the Company granted 348,158 and 169,836 stock options, respectively. During the six months ended June 30, 2011 and 2010, the Company granted 348,158 and 306,336 stock options, respectively. The fair value of stock options granted during the three months ended June 30, 2011 ranged from $0.64 to $0.94.  The fair value of stock options granted during the three months ended June 30, 2010 ranged from $1.18 to $1.86.  The fair value of stock options granted during the six months ended June 30, 2011 ranged from $0.64 to $0.94 per share. The fair value of stock options granted during the six months ended June 30, 2010 ranged from $1.18 to $2.03 per share. The Company recognized compensation expense as follows for the three months ended June 30 (in thousands):

	Three months		Six months
	2011	2010	2011	2010
Total gross compensation expense	$105	$182	$202	$391
Total tax benefit associated with compensation expense	34	38	51	57
Total net compensation expense	$71	$144	$151	$334

In the second quarter of 2011, 263,158 stock options were granted to two non-employee directors in connection with their re-election to the Company’s Board of Directors by shareholders at the 2011 Annual Shareholders’ Meeting held on June 9, 2011. One-third of these stock options was immediately vested on the date of grant, another one-third vests on the first anniversary of the date of grant, and the remaining one-third vests on the second anniversary of the date of grant.

As of June 30, 2011, the Company expects to record compensation expense in the future as follows (in thousands):

	Six months ending December 31, 2011	Year ending December 31,
		2012	2013	2014
Total gross unrecognized compensation expense	$159	$235	$112	$8
Tax benefit associated with unrecognized compensation expense	27	40	16	—
Total net unrecognized compensation expense	$132	$195	$96	$8

NOTE 6: SHAREHOLDERS’ EQUITY

On September 16, 2010, the Company entered into an Investment Agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (the “Investor”), whereby the Company may sell up to $10 million of the Company’s common stock to the Investor over a period of 36 months from the first trading day following the effectiveness of a registration statement registering the resale of shares pursuant to the Investment Agreement (the “Equity Line”). The aggregate number of shares of common stock issuable by the Company and purchasable by the Investor under the Investment Agreement is 5,000,000.

The Company may draw on the Equity Line from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company is not permitted to draw on the Equity Line unless there is an effective registration statement to cover the resale of the shares. The Company filed a registration statement with the SEC, and on October 28, 2010, the SEC declared effective the Company’s Registration Statement on Form S-3 (File No. 333-169774), which registers up to 5,000,000 shares of common stock that may be resold by the Investor pursuant to the Investment Agreement.

Investors should read the Investment Agreement together with the other information concerning the Company that the Company publicly files in reports and statements with the SEC.

As of August 4, 2011, no shares of common stock have been issued pursuant to the Investment Agreement.

NOTE 7: LITIGATION

Patent Infringement Litigation

Mannatech, Inc. v. Country Life, LLC, et al., Case No. 3:10-cv-00533-O, United States District Court, Northern District of Texas, Dallas Division

On March 16, 2010, the Company filed a patent infringement lawsuit against Country Life, LLC; Country Life Manufacturing, LLC; EvenBetterNow, LLC; Micro Health Solutions, LLC; New Sun, Inc.; Oasis Advanced Wellness, LLC; Roex, Inc.; VDF FutureCeuticals, Inc.; and John Does 1-20, alleging the defendants infringed on one or more of the following patents: United States Patent Nos. 6,929,807, 7,157,431, and 7,202,220, all entitled “Compositions of Plant Carbohydrates as Dietary Supplements” (“Patents-in-Suit”). In this lawsuit, the Company requested both monetary damages from the defendants and an injunction to prohibit the defendants from making, offering for sale or selling dietary supplement products which are covered by any claim of the Patents-in-Suit. On May 14, 2010, the Company amended its complaint to add patent infringement claims against three more defendants: Angel Care USA, Inc.; Florida Nutri Labs, LLC; and Wy’s Enterprises of Springfield, Inc.  In response to the lawsuit, several of the defendants asserted counterclaims seeking a declaratory judgment that the Patents-in-Suit are invalid.

The Company settled with nine of the eleven defendants: EvenBetterNow, Oasis Advanced Wellness, Micro Health Solutions, Wy's Enterprises of Springfield, Florida Nutri Labs, Angel Care, USA, New Sun, Country Life, and VDF, and voluntarily dismissed its claims without prejudice against two of the defendants, Country Life Manufacturing, LLC and Roex, Inc. Final judgments were entered against each of the settling defendants which prohibit them from making, using, offering to sell, or otherwise distributing the accused infringing products or colorable imitations thereof (the “Enjoined Products”); inducing infringement of the patents by encouraging or assisting others in selling the Enjoined Products; or supplying or causing to be supplied all or a substantial portion of the components of the Enjoined Products, for the term of the Patents-in-Suit.  On April 15, 2011, the Court entered an order dismissing all remaining claims with prejudice, denying any outstanding motions and closing the case. This order marked the end of the lawsuit.

Business Arbitration and Litigation

Marinova Pty. Limited v. Mannatech, Incorporated & Mannatech (International) Limited, Case No. 50-122-T-00635-09, International Centre for Dispute Resolution, a division of the American Arbitration Association

On December 10, 2009, Marinova Pty. Limited (“Marinova”) filed a Notice of Arbitration and Statement of Claim with the International Centre for Dispute Resolution, which is a division of the American Arbitration Association, against the Company and its subsidiary, Mannatech (International) Limited. Marinova’s claims stem from the parties’ April 27, 2007 purchase agreement, which was entered into between the parties. Through the purchase agreement, Marinova agreed to sell and the Company agreed to buy set quantities of glyconutrient powder that the Company uses to manufacture some of its products. Marinova claims that the Company breached the purchase agreement by not buying certain quantities of Marinova’s product. Marinova alternatively claims that the Company tortiously interfered with the purchase agreement. Finally, Marinova claims that the Company made fraudulent representations to Marinova upon which Marinova claims it relied in executing the purchase agreement. Marinova claims that the Company’s actions have caused them over $5,000,000 in damages, as well as attorneys’ fees and costs.

On January 15, 2010, the Company filed its Answering Statement and Counterclaims, through which the Company asserted affirmative defenses in response to Marinova’s claims, including that Marinova’s own actions or omissions contributed to or caused Marinova’s alleged injury. The Company also filed a counterclaim for breach of contract, through which the Company alleges that Marinova sold the Company non-conforming powder and then refused to reimburse the Company the amount it paid for the non-conforming powder, thereby breaching the purchase agreement. The Company further alleges that Marinova separately breached the purchase agreement by marketing its powder to one or more of the Company’s competitors in violation of the purchase agreement’s exclusivity clause. Finally, the Company requested declaratory judgments from the arbitration panel, including a judgment that the Company is not obligated to purchase any additional product from Marinova because Marinova breached the purchase agreement. The Company is seeking damages in the amount it paid for the non-conforming product, as well as damages from Marinova’s breach of the parties’ exclusivity agreement, attorneys’ fees, and costs.

On August 31, 2010, Marinova filed its Amended Statement of Claims, in which it claims that, in addition to its other claims against the Company, the Company breached the purchase agreement because the Company allegedly falsely warranted that it was not the subject of any lawsuits or investigations.

On February 3, 2011, the parties and the panel of three arbitrators in the arbitration of this matter held a preliminary hearing to address scheduling matters.  After the hearing, the parties executed an agreed scheduling order, through which the parties agreed that the arbitration hearing will commence on December 6, 2011.  The parties are currently in the process of discovery.  On April 5, 2011, the Company served its first requests for production of documents on Marinova.  Marinova timely responded and produced documents.  The Company is currently reviewing those documents.

The final arbitration hearing is set to begin on December 6, 2011.  The Company intends to vigorously defend against Marinova’s claims and prosecute its counterclaim.

Product Liability Litigation

Susan Chon vs. Mannatech, Inc. dba Mannatech Dietary Supplements; Eun-Sook Cho; Gina Park; Good News Acupunture/Couples Acupuncture, Case No. BC460029, Los Angeles County Superior Court

On April 21, 2011, Susan Chon, an individual, filed suit against the Company in Los Angeles Country Superior Court.  The plaintiff is one of the Company’s former independent associates and has alleged sustaining injuries and enduring complications from breast cancer as the result of taking Ambrotose, one of the Company’s products.  The plaintiff also alleges that co-defendants En-Sook Cho, Gina Park and Good News Acupuncture represented to her that the Ambrotose product cured serious medical problems.  Unspecified damages are sought against all defendants.

The Company tendered this matter to its insurance carrier and retained outside counsel.  The Company filed an answer on June 16, 2011.  Co-defendant Gina Park separately filed an answer on June 8, 2011.  The parties are engaged in the initial stages of written discovery. A pretrial conference is scheduled for April 10, 2012, and an initial trial setting conference is scheduled for April 23, 2012.

It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter; however, the Company believes it has a valid defense and will vigorously defend this claim.

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and management review of the existing facts and circumstances related to these lawsuits, and related legal fees, the Company has accrued $0.3 million as of June 30, 2011 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual financial periods beginning after December 15, 2011. Since early adoption is permitted, the Company revised its presentation of comprehensive income starting with this quarterly report on Form 10-Q to comply with the updated disclosure requirements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 9: FAIR VALUE

The Company utilizes fair value measurements to record fair value adjustments to certain financial assets and to determine fair value disclosures.

Fair Value Measurements and Disclosure Topic 820 of the FASB ASC establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2011. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2011.

	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$2,535	$—	$—	$2,535
Interest bearing deposits – various banks, Korea	2,662	—	—	2,662
Total assets	$5,197	$—	$—	$5,197
Amounts included in:
Cash and cash equivalents	$2,628	$—	$—	$2,628
Long-term restricted cash	2,569	—	—	2,569
Total	$5,197	$—	$—	$5,197

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

The Company operates facilities in ten countries and sells product in twenty-one countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, and Mexico. Each facility services different geographic areas. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets.

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the three and six months ended June 30, are as follows (in millions, except percentages):

	Three months(1)				Six months(1)
Country	2011		2010		2011		2010
United States	$21.3	41.4%	$26.0	45.1%	$43.7	42.7%	$53.8	45.5%
Japan	7.7	15.0%	8.2	14.2%	15.2	14.9%	16.9	14.3%
Republic of Korea	6.2	12.1%	5.7	9.9%	11.4	11.1%	11.1	9.4%
Australia	4.5	8.8%	4.8	8.3%	9.0	8.8%	10.1	8.5%
Canada	4.3	8.3%	5.0	8.7%	8.2	8.0%	9.4	7.9%
South Africa	2.2	4.3%	2.9	5.0%	4.3	4.2%	6.1	5.2%
Taiwan	1.0	1.9%	1.4	2.4%	2.3	2.2%	3.6	3.0%
Singapore	0.8	1.6%	0.4	0.7%	1.4	1.4%	1.0	0.8%
New Zealand	0.7	1.3%	0.9	1.7%	1.2	1.2%	1.8	1.5%
Mexico(2)	0.6	1.2%	—	—	1.3	1.3%	—	—
Germany	0.5	1.0%	0.6	1.0%	1.0	1.0%	1.2	1.0%
United Kingdom	0.5	0.9%	0.6	1.0%	0.8	0.8%	1.2	1.0%
Norway	0.4	0.8%	0.4	0.7%	0.9	0.9%	0.7	0.6%
The Netherlands	0.3	0.6%	0.2	0.4%	0.6	0.6%	0.3	0.3%
Austria	0.2	0.4%	0.3	0.5%	0.5	0.4%	0.6	0.5%
Denmark	0.1	0.2%	0.1	0.2%	0.2	0.2%	0.3	0.3%
Sweden	0.1	0.2%	0.1	0.2%	0.3	0.3%	0.2	0.2%
Totals	$51.4	100%	$57.6	100%	$102.3	100%	$118.3	100%
________________________
(1)
The Company began operations in the Czech Republic, Estonia, Finland, and the Republic of Ireland in June 2011. Their combined consolidated sales for the three and six months ended June 30, 2011 were less than $0.1 million.

(2)	The Company began operations in Mexico in January 2011.

	Three months		Six months
	2011	2010	2011	2010
Consolidated product sales	$43.4	$46.9	$86.6	$95.4
Consolidated pack sales	5.9	8.4	11.4	18.1
Consolidated other, including freight	2.1	2.3	4.3	4.8
Consolidated total net sales	$51.4	$57.6	$102.3	$118.3

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, reside in the following countries (in millions):

Country	June 30, 2011	December 31, 2010
Australia	$0.2	$0.3
Canada	0.1	0.1
Japan	0.1	0.2
Mexico	0.6	0.3
Republic of Korea	0.7	0.8
South Africa	0.1	0.1
Switzerland	0.3	0.4
Taiwan	0.1	0.1
United Kingdom	0.1	0.1
United States	11.9	16.6
Total	$14.2	$19.0

Inventory balances by country, which consist of raw materials, work in progress, and finished goods, including promotional materials, and offset by obsolete inventories, were as follows (in millions):

Country	June 30, 2011	December 31, 2010
Australia	$1.3	$1.5
Canada	1.0	1.5
Japan	1.1	1.6
Mexico	0.6	0.8
Republic of Korea	0.7	0.8
South Africa	0.9	1.3
Switzerland	0.4	0.3
Taiwan	0.3	0.4
United Kingdom	1.1	1.1
United States	11.4	14.8
Total	$18.8	$24.1

NOTE 11: SUBSEQUENT EVENTS

On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the stock repurchase program previously approved by the Board of Directors on June 30, 2004 (the “June 2004 Plan”). Under the June 2004 Plan, the Company is authorized to repurchase, in the open market, up to 5% of its outstanding shares, or approximately 1.3 million. During July 2011, the Company repurchased 5,282 shares of its common stock in the open market under the June 2004 Plan. The total cost and average price per share were approximately $5,000 and $0.89, respectively. As of August 4, 2011, the maximum number of shares available for repurchase under the June 2004 Plan, previously approved by the Board of Directors, was 190,842.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the six months ended June 30, 2011 as compared to the same period in 2010, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system. We operate in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, Sweden, Mexico, and beginning June 11, 2011, the Czech Republic, Estonia, Finland, and the Republic of Ireland. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 385,000 independent associates and members who have purchased our products and/or packs within the last 12 months, who we refer to as current independent associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in twenty-one countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment and retention of independent associates and members; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in infrastructure.

Current Economic Conditions and Recent Developments

We remain focused on restoring profitability and generating positive cash flow. On June 23, 2011, we announced a restructuring of our U.S. operations and elimination of 98 workforce positions. The strategic move impacted 64 employees, or approximately 20% of headquarters-based workers, and 34 other open positions. The restructuring is expected to provide approximately $12.0 million in savings on an annualized basis, including significant operating expense reductions across virtually every area of the company.

We continue to expand internationally and, in January 2011, began selling products in Mexico. We have office locations in both Guadalajara and Mexico City, as well as a distribution center located in Monterrey. In addition, in June 2011, we expanded our business to four central and eastern European countries – the Czech Republic, Estonia, Finland, and the Republic of Ireland. We believe these expansions are important for our long-term goals.

Our primary goal for 2011 and beyond is to restore sales volume, profitability, and generate positive cash flow, and we are taking aggressive actions to achieve this goal. We anticipate that our cost reduction initiatives, international expansion, and financial discipline will help us effectively manage through challenging times. Achieving desired levels of revenues and profitability in the future will depend largely upon our ability to attract and retain associates, so we remain focused on increasing consumer confidence, emphasizing the value and benefits of our flagship product, Ambrotose®, and continuing the Give for RealSM initiative.

RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	2011		2010		Change from 2011 to 2010
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$51,362	100%	$57,606	100%	$(6,244)	(10.8)%
Cost of sales	7,543	14.7%	8,091	14.0%	(548)	(6.8)%
Commissions and incentives	22,896	44.6%	24,509	42.5%	(1,613)	(6.6)%
	30,439	59.3%	32,600	56.6%	(2,161)	(6.6)%
Gross profit	20,923	40.7%	25,006	43.4%	(4,083)	(16.3)%

Operating expenses:
Selling and administrative expenses	14,811	28.8%	15,297	26.6%	(486)	(3.2)%
Depreciation and amortization	2,687	5.2%	3,002	5.2%	(315)	(10.5)%
Other operating costs	7,746	15.1%	8,836	15.3%	(1,090)	(12.3)%
Total operating expenses	25,244	49.1%	27,135	47.1%	(1,891)	(7.0)%
Loss from operations	(4,321)	(8.4)%	(2,129)	(3.7)%	(2,192)	(103.0)%
Interest income	21	0.0%	10	0.0%	11	110.0%
Other income, net	196	0.4%	(715)	(1.2)%	911	127.4%
Loss before income taxes	(4,104)	(8.0)%	(2,834)	(4.9)%	(1,270)	(44.8)%
Provision for income taxes	(1,146)	(2.2)%	(981)	(1.7)%	(165)	(16.8)%
Net loss	$(5,250)	(10.2)%	$(3,815)	(6.6)%	$(1,435)	(37.6)%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	2011		2010		Change from 2011 to 2010
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$102,262	100%	$118,271	100%	$(16,009)	(13.5)%
Cost of sales	14,757	14.4%	16,716	14.1%	(1,959)	(11.7)%
Commissions and incentives	44,603	43.6%	51,508	43.6%	(6,905)	(13.4)%
	59,360	58.0%	68,224	57.7%	(8,864)	(13.0)%
Gross profit	42,902	42.0%	50,047	42.3%	(7,145)	(14.3)%

Operating expenses:
Selling and administrative expenses	30,829	30.1%	31,768	26.9%	(939)	(3.0)%
Depreciation and amortization	5,488	5.4%	5,919	5.0%	(431)	(7.3)%
Other operating costs	15,812	15.5%	17,381	14.7%	(1,569)	(9.0)%
Total operating expenses	52,129	51.0%	55,068	46.6%	(2,939)	(5.3)%
Loss from operations	(9,227)	(9.0)%	(5,021)	(4.2)%	(4,206)	(83.8)%
Interest income (expense)	1	0.0%	(19)	0.0%	20	105.3%
Other income, net	463	0.5%	(575)	(0.5)%	1,038	180.5%
Loss before income taxes	(8,763)	(8.6)%	(5,615)	(4.7)%	(3,148)	(56.1)%
Provision for income taxes	(1,265)	(1.2)%	(981)	(0.8)%	(284)	(29.0)%
Net loss	$(10,028)	(9.8)%	$(6,596)	(5.6)%	$(3,432)	(52.0)%

 Consolidated net sales by customer location for the three months ended June 30, 2011 and 2010 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2011(1)		2010
United States	$21.3	41.4%	$26.0	45.1%
Japan	7.7	15.0%	8.2	14.2%
Republic of Korea	6.2	12.1%	5.7	9.9%
Australia	4.5	8.8%	4.8	8.3%
Canada	4.3	8.3%	5.0	8.7%
South Africa	2.2	4.3%	2.9	5.0%
Taiwan	1.0	1.9%	1.4	2.4%
Singapore	0.8	1.6%	0.4	0.7%
New Zealand	0.7	1.3%	0.9	1.7%
Mexico(2)	0.6	1.2%	—	—
Germany	0.5	1.0%	0.6	1.0%
United Kingdom	0.5	0.9%	0.6	1.0%
Norway	0.4	0.8%	0.4	0.7%
The Netherlands	0.3	0.6%	0.2	0.4%
Austria	0.2	0.4%	0.3	0.5%
Denmark	0.1	0.2%	0.1	0.2%
Sweden	0.1	0.2%	0.1	0.2%
Total	$51.4	100%	$57.6	100%
________________________
(1)We began operations in the Czech Republic, Estonia, Finland, and the Republic of Ireland in June 2011. Their combined consolidated sales for the three months ended June 30, 2011 were less than $0.1 million.
(2) We began operations in Mexico in January 2011.

Consolidated net sales by customer location for the six months ended June 30, 2011 and 2010 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2011(1)		2010
United States	$43.7	42.7%	$53.8	45.5%
Japan	15.2	14.9%	16.9	14.3%
Republic of Korea	11.4	11.1%	11.1	9.4%
Australia	9.0	8.8%	10.1	8.5%
Canada	8.2	8.0%	9.4	7.9%
South Africa	4.3	4.2%	6.1	5.2%
Taiwan	2.3	2.2%	3.6	3.0%
Singapore	1.4	1.4%	1.0	0.8%
Mexico(2)	1.3	1.3%	—	—
New Zealand	1.2	1.2%	1.8	1.5%
Germany	1.0	1.0%	1.2	1.0%
Norway	0.9	0.9%	0.7	0.6%
United Kingdom	0.8	0.8%	1.2	1.0%
The Netherlands	0.6	0.6%	0.3	0.3%
Austria	0.5	0.4%	0.6	0.5%
Sweden	0.3	0.3%	0.2	0.2%
Denmark	0.2	0.2%	0.3	0.3%
Total	$102.3	100%	$118.3	100%
________________________
 (1) We began operations in the Czech Republic, Estonia, Finland, and the Republic of Ireland in June 2011. Their combined consolidated sales for the six months ended June 30, 2011 were less than $0.1 million.
(2)   We began operations in Mexico in January 2011.

Net Sales

For the three and six months ended June 30, 2011, our operations outside of the United States accounted for approximately 58.6% and 57.3%, respectively, of our consolidated net sales, whereas in the same period in 2010, our operations outside of the United States accounted for approximately 54.9% and 54.5%, respectively, of our consolidated net sales.

Consolidated net sales for the three months ended June 30, 2011 decreased by $6.2 million, or 10.8%, to $51.4 million as compared to the same period in 2010. United States sales decreased by $4.7 million, or 18.0%, to $21.3 million, while international sales decreased $1.5 million, or 5.0%, to $30.1 million for the three months ended June 30, 2011 as compared to the same period in 2010.

Consolidated net sales for the six months ended June 30, 2011 decreased by $16.0 million, or 13.5%, to $102.3 million as compared to the same period in 2010. United States sales decreased by $10.1 million, or 19.0%, to $43.7 million, while international sales decreased $5.9 million, or 9.0%, to $58.6 million for the six months ended June 30, 2011 as compared to the same period in 2010.

Fluctuation in foreign currency exchange rates had an overall favorable impact on our net sales of approximately $2.8 million and $4.4 million for the three and six months ended June 30, 2011, respectively. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended June 30, 2010.

Net sales by country in transactional currency for the three and six months ended June 30, 2011 and 2010 were as follows (in millions, except percentages):

		Three Months		Change
Country	Transactional Currency	2011	2010	Transactional currency	Percentage
Australia	AUD	4.2	5.9	(1.7)	(28.8)%
Austria, Germany, the Netherlands, the Czech Republic, Estonia, Finland, the Republic of Ireland	EUR	0.7	0.8	(0.1)	(12.5)%
Denmark	DKK	0.5	0.9	(0.4)	(44.4)%
Japan	JPY	618.8	747.4	(128.6)	(17.2)%
Mexico(1)	MXN	7.3	—	—	—
New Zealand	NZD	0.8	1.2	(0.4)	(33.3)%
Norway	NOK	2.3	2.0	0.3	15.0%
Republic of Korea	KRW	6,707.9	6,619.9	88.0	1.3%
Singapore(2)	SGD	1.0	—	—	—
South Africa	ZAR	15.0	21.8	(6.8)	(31.2)%
Sweden	SEK	0.6	0.8	(0.2)	(25.0)%
Taiwan	TWD	30.1	45.2	(15.1)	(33.4)%
United Kingdom	GBP	0.3	0.4	(0.1)	(25.0)%
________________________
(1)  We began operations in Mexico in January 2011.
(2) In March 2011, we started transacting sales in Singapore dollars (SGD). Prior to March 2011, sales were transacted in Australian dollars.

		Six Months		Change
Country	Transactional Currency	2011	2010	Transactional currency	Percentage
Australia	AUD	9.1	12.4	(3.3)	(26.6)%
Austria, Germany, the Netherlands, the Czech Republic, Estonia, Finland, the Republic of Ireland	EUR	1.4	1.5	(0.1)	(6.7)%
Denmark	DKK	1.1	1.7	(0.6)	(35.3)%
Japan	JPY	1,231.5	1,526.3	(294.8)	(19.3)%
Mexico(1)	MXN	15.2	—	—	—
New Zealand	NZD	1.6	2.6	(1.0)	(38.5)%
Norway	NOK	4.9	3.7	1.2	32.4%
Republic of Korea	KRW	12,525.8	12,816.4	(290.6)	(2.3)%
Singapore(2)	SGD	1.1	—	—	—
South Africa	ZAR	29.6	45.4	(15.8)	(34.8)%
Sweden	SEK	1.5	1.4	0.1	7.1%
Taiwan	TWD	66.5	114.3	(47.8)	(41.8)%
United Kingdom	GBP	0.6	0.9	(0.3)	(33.3)%
________________________
(1)  We began operations in Mexico in January 2011.
(2) In March 2011, we started transacting sales in Singapore dollars (SGD). Prior to March 2011, sales were transacted in Australian dollars.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of independent associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

	Three Months		Change
	2011	2010	Dollar	Percentage
Consolidated product sales	$43.4	$46.9	$(3.5)	(7.5)%
Consolidated pack sales	5.9	8.4	(2.5)	(29.8)%
Consolidated other, including freight	2.1	2.3	(0.2)	(8.7)%
Total consolidated net sales	$51.4	$57.6	$(6.2)	(10.8)%

	Six Months		Change
	2011	2010	Dollar	Percentage
Consolidated product sales	$86.6	$95.4	$(8.8)	(9.2)%
Consolidated pack sales	11.4	18.1	(6.7)	(37.0)%
Consolidated other, including freight	4.3	4.8	(0.5)	(10.4)%
Total consolidated net sales	$102.3	$118.3	$(16.0)	(13.5)%

Pack sales correlate to new independent associates who purchase starter packs and to continuing independent associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing independent associates and members because independent associates and members utilize products at different volumes.

Product Sales

Product sales for the three months ended June 30, 2011 decreased $3.5 million, or 7.5%, as compared to the same period in 2010. The decrease in product sales was primarily due to the reduction in the number of new associates and the loss of existing associates, which resulted in a decline in the number of orders placed during the period. The average order value for the three months ended June 30, 2011 was $155 as compared to $146 for the same period in 2010. The 6% increase in average order value resulted in approximately $2.6 million in additional revenue which partially offset the overall decline in product sales. The number of orders processed during the three months ended June 30, 2011 decreased by 13% as compared to the same period in 2010. This decrease was consistent with the 14.4% decline in the number of continuing independent associates and members as described in detail below.

Product sales for the six months ended June 30, 2011 decreased $8.8 million, or 9.2%, as compared to the same period in 2010. The decrease in product sales was primarily due to the reduction in the number of new associates and the loss of existing associates, which resulted in a decline in the number of orders processed during the period. The average order value for the six months ended June 30, 2011 was $154 as compared to $146 for the same period in 2010. The 5% increase in average order value resulted in approximately $4.8 million in additional revenue which partially offset the overall decline in product sales. The number of orders placed during the six months ended June 30, 2011 decreased by 14% as compared to the same period in 2010. This decrease was consistent with the 14.4% decline in the number of continuing independent associates and members as described in detail below.

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

The dollar amount of pack sales associated with the number of independent associates were as follows, for the three and six months ended June 30 (in millions, except percentages):

	Three Months		Change
	2011	2010	Dollar	Percentage
New	$4.1	$5.9	$(1.8)	(30.5)%
Continuing	1.8	2.5	(0.7)	(28.0)%
Total	$5.9	$8.4	$(2.5)	(29.8)%

	Six Months		Change
	2011	2010	Dollar	Percentage
New	$7.8	$12.1	$(4.3)	(35.5)%
Continuing	3.6	6.0	(2.4)	(40.0)%
Total	$11.4	$18.1	$(6.7)	(37.0)%

Total pack sales for the three months ended June 30, 2011 decreased by $2.5 million, or 29.8%, to $5.9 million, as compared to $8.4 million for the same period in 2010. Average pack value for the three months ended June 30, 2011 was $252 as compared to $304 for the same period in 2010. The total number of packs sold decreased by 15.8% and the average pack value decreased by $52 or 17.1% for the three months ended June 30, 2011 as compared to the same period in 2010. Approximately $1.2 million of the reduction in pack sales resulted from the decrease in average pack value with the remaining decrease attributable to the decline in the number of packs sold during the period.

Total pack sales for the six months ended June 30, 2011 decreased by $6.7 million, or 37.0%, to $11.4 million, as compared to $18.1 million for the same period in 2010. Average pack value for the six months ended June 30, 2011 was $247 as compared to $320 for the same period in 2010. The total number of packs sold decreased by 18.2% and the average pack value decreased by $73 or 22.8% for the six months ended June 30, 2011 as compared to the same period in 2010. Approximately $3.4 million of the reduction in pack sales resulted from the decrease in average pack value with the remaining decrease attributable to the decline in the number of packs sold during the period.

The number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended June 30, 2011 and 2010 were as follows:

	2011		2010
New	84,000	21.9%	108,000	24.0%
Continuing	301,000	78.1%	342,000	76.0%
Total	385,000	100%	450,000	100%

There was an overall decrease of 65,000, or 14.4%, for the twelve months ended June 30, 2011 in the number of associates as compared to the same period in 2010, which was due both to a decline in the number of new independent associates and members, as well as fewer continuing independent associates and members.

During 2010 and 2011, we took the following actions to recruit and retain independent associates and members:

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

Other Sales

Other sales consisted of: (i) sales of promotional materials; (ii) training and event registration fees; (iii) monthly fees collected for the Success TrackerTM tool, a customized electronic business-building and educational materials database for our independent associates that helps stimulate product sales and provide business management; (iv) freight revenue charged to our independent associates and members; and (v) a reserve for estimated sales refunds and returns.

Other sales for the three months ended June 30, 2011 decreased by $0.2 million to $2.1 million as compared to $2.3 million for the same period in 2010. Other sales for the six months ended June 30, 2011 decreased by $0.5 million to $4.3 million as compared to $4.8 million for the same period in 2010.  The decrease in both periods was primarily due to a decrease in freight fees for product and pack shipments.

Gross Profit

Gross profit for the three months ended June 30, 2011 decreased by $4.1 million, or 16.3%, to $20.9 million as compared to $25.0 million for the same period in 2010. For the three months ended June 30, 2011, gross profit as a percentage of net sales decreased to 40.7% as compared to 43.4% for the same period in 2010; this decrease resulted from an increase in commissions and incentives as a percentage of net sales, which was offset by a decrease in cost of sales.

Gross profit for the six months ended June 30, 2011 decreased by $7.1 million, or 14.3% to $42.9 million as compared to $50.0 million for the same period in 2010. Gross profit as a percentage of net sales decreased to 42.0% as compared to 42.3% for the same period in 2010; this decrease resulted from a slight increase in cost of sales as a percentage of net sales.

Cost of sales during the three months ended June 30, 2011 decreased by 6.8%, or $0.6 million, to $7.5 million as compared to $8.1 million for the same period in 2010. Cost of sales as a percentage of net sales for the three months ended June 30, 2011 was 14.7% as compared to 14.0% for the same period in 2010 partially, due to higher inventory reserves taken against overstocked items.

Cost of sales during the six months ended June 30, 2011 decreased $1.9 million, or 11.7%, to $14.8 million as compared to $16.7 million for the same period in 2010.  Cost of sales as a percentage of net sales for the six months ended June 30, 2011 increased to 14.4% as compared to 14.1% for the same period in 2010 primarily due to higher inventory reserves taken against overstocked items.

Commission costs for the three months ended June 30, 2011 decreased by 7.6%, or $1.8 million, to $21.8 million as compared to $23.6 million for the same period in 2010.  The decrease in commissions was due to the decrease in commissionable net sales.  For the three months ended June 30, 2011, commissions as a percentage of net sales increased to 42.4% from 41.0% for the same period of 2010.

Commission costs for the six months ended June 30, 2011 decreased by 13.5%, or $6.6 million, to $42.4 million as compared to $49.0 million for the same period in 2010.  Commissions as a percentage of net sales for the six months ended June 30, 2011 remained flat at 41.4% as compared to the same period in 2010.

Incentive costs for the three months ended June 30, 2011 increased by 22.2%, or $0.2 million, to $1.1 million as compared to $0.9 million for the same period in 2010. For the three months ended June 30, 2011, the costs of incentives, as a percentage of net sales increased to 2.1% from 1.6% for the same period in 2010.

Incentive costs for the six months ended June 30, 2011 decreased by 12.0%, or $0.3 million, to $2.2 million as compared to $2.5 million for the same period in 2010. For the six months ended June 30, 2011, the costs of incentives, as a percentage of net sales remained relatively flat at 2.2% as compared to 2.1% for the same period in 2010.

The decrease in commission and incentive costs for the six months ended June 30, 2011 compared to the same period in 2010 was largely due to the decrease in the number of new and continuing independent associates and members who purchase our packs or products.  As a result, there was a decrease in the number of independent associates who qualified for the annual incentive trip to approximately 640 associates as compared to 750 associates in 2010.

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

Selling and administrative expenses for the three months ended June 30, 2011 decreased by $0.5 million, or 3.2%, to $14.8 million as compared to $15.3 million for the same period in 2010. The decrease in selling and administrative expenses consisted primarily of a $0.3 million decrease in freight costs, $0.1 million decrease in contract labor costs, and a $0.1 million decrease in stock-based compensation expense. As a percentage of net sales, selling and administrative expenses increased to 28.8% from 26.6% for the same period in 2010. Included in selling and administrative expenses was a $0.6 million reserve related to a restructuring of our U.S. operations and elimination of certain workforce positions.

Selling and administrative expenses for the six months ended June 30, 2011 decreased by $1.0 million, or 3.0%, to $30.8 million as compared to $31.8 million for the same period in 2010. The decrease in selling and administrative expenses consisted primarily of a $0.5 million decrease in freight costs, $0.3 million decrease in contract labor costs, and a $0.2 million decrease in stock-based compensation expense. As a percentage of net sales, selling and administrative expenses increased to 30.1% from 26.9% for the same period in 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2011 decreased by 10.5%, or $0.3 million, to $2.7 million as compared to $3.0 million for the same period in 2010. As a percentage of net sales, depreciation and amortization expense remained flat at 5.2% for the both periods in 2011 and 2010.

Depreciation and amortization expense for the six months ended June 30, 2011 decreased by 7.3%, or $0.4 million, to $5.5 million as compared to $5.9 million for the same period in 2010. As a percentage of net sales, depreciation and amortization expense increased slightly to 5.4% from 5.0% for the same period in 2010.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with changes in our net sales.

Other operating costs for the three months ended June 30, 2011 decreased by $1.1 million, or 12.3%, to $7.7 million as compared to $8.8 million for the same period in 2010. For the three months ended June 30, 2011, other operating costs as a percentage of net sales decreased to 15.1% from 15.3% for the same period in 2010. The decrease in other operating costs was primarily due to a reduction in accounting and consulting fees of $0.4 million, office expenses of $0.3 million, travel related costs of $0.2 million, and credit card fees of $0.2 million.

Other operating costs for the six months ended June 30, 2011 decreased by $1.6 million, or 9.0%, to $15.8 million as compared to $17.4 million for the same period in 2010. For the six months ended June 30, 2011, other operating costs as a percentage of net sales increased to 15.5% from 14.7% for the same period in 2010. The decrease in other operating costs was primarily due to a reduction in accounting and consulting fees of $0.6 million, credit card fees of $0.4 million, office expenses of $0.3 million, legal fees of $0.2 million, and travel related costs of $0.1 million.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency gains and losses related to translating our foreign subsidiaries’ assets, liabilities, revenues, and expenses to the United States dollar and revaluing monetary accounts in the United States, Switzerland, Japan, Republic of Korea, Taiwan, Norway, Sweden, and Mexico using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies.

Other income, net for the three months ended June 30, 2011 was $0.2 million, as compared to other expense, net of $0.7 million for the same periods in 2010.

Other income, net for the six months ended June 30, 2011 was $0.5 million, as compared to other expense, net of $0.6 million for the same periods in 2010.

(Provision) Benefit for Income Taxes

 (Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three and six months ended June 30:

Country	2011	2010
Australia	30.0%	30.0%
Canada	28.0%	30.0%
Denmark	25.0%	25.0%
Japan	42.0%	42.0%
Mexico(1)	30.0%	—
Norway	28.0%	28.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	26.3%	26.3%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	26.0%	28.0%
United States	37.5%	37.5%
(1)  We began operations in Mexico in January 2011.

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes, to account for income taxes. The provisions of the Income Tax Topic require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of June 30, 2011 and December 31, 2010, we maintained our valuation allowance for deferred tax assets totaling $6.9 million and $4.1 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

Country	June 30, 2011	December 31, 2010
Mexico	$1.0	$0.8
Norway	0.2	0.2
Sweden	0.1	0.1
Switzerland	0.4	0.5
Taiwan	1.1	1.0
United States	4.1	1.5
Total	$6.9	$4.1

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three months ended June 30, 2011, our effective tax rate was (27.9)% as compared to (34.6)% for the same period in 2010. For the six months ended June 30, 2011, our effective tax rate was (14.4)% as compared to (17.5)% for the same period in 2010.  For the three and six months ended June 30, 2011 and 2010, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three and six months ended June 30, 2011 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items reducing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets and the change in reserves related to uncertain income tax positions. The effective tax rate for the three and six months ended June 30, 2010 was lower than what would have been expected if the federal statutory rate were applied to income before taxes due to the mix of income between tax jurisdictions, the change in valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, international expansion, and to pay quarterly cash dividends. In August 2009, the quarterly cash dividend was suspended and remained suspended as of June 30, 2011. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our needs through net cash flows from operations. At June 30, 2011, we had $17.3 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

We remain focused on restoring profitability and generating positive cash flow and, on June 23, 2011, we announced a restructuring of our U.S. operations and the elimination of 98 workforce positions. The restructuring is expected to provide approximately $12.0 million in savings on an annualized basis. We believe operating at lower costs will be a key factor in our ability to generate a positive operating cash flow in 2011 and beyond.

Cash and Cash Equivalents and Investments

As of June 30, 2011, our cash and cash equivalents decreased by 19.8%, or $4.3 million, to $17.3 million from $21.6 million as of December 31, 2010. The decrease in cash and cash equivalents is related primarily to the current period operating loss.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2011, our working capital decreased by $4.4 million, or 19.0%, to $18.6 million from $23.0 million at December 31, 2010. The decrease in working capital primarily related to a decrease in cash and cash equivalents, a decrease in inventories, partially offset by a decrease in operating liabilities.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Provided by (used in):	2011	2010
Operating activities	$(3.1)	$3.3
Investing activities	$(0.4)	$0.3
Financing activities	$(0.6)	$(0.6)

Operating Activities

Cash used in operating activities was $3.1 million for the six months ended June 30, 2011 compared to cash provided by operating activities of $3.3 million for the same period in 2010.

We expect that our net operating cash flows in 2011 will be sufficient to fund our current operations. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. Certain events, such as the uncertainty of the worldwide economic environment, could impact our available cash or our ability to generate cash flows from operations.

Investing Activities

For the six months ended June 30, 2011, our net investing activities used cash of $0.4 million compared to providing cash of $0.3 million for the same period of 2010. For the first half of 2011 we used cash of $0.5 million to purchase capital assets as compared to purchasing $1.0 million in capital assets for the same period in 2010. In 2011, we had a decrease in restricted cash of $0.1 million as compared to a decrease of $1.3 million for the same period in 2010.

Financing Activities

For the six months ended June 30, 2011 and 2010, we used cash of $0.6 million for repayment of capital lease obligations.

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

We entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (the “Investor”) on September 16, 2010. The Investor committed to purchase, subject to certain restrictions and conditions, up to $10 million of our common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement, which was October 28, 2010 (the “Equity Line”). We may draw funds from the Equity Line by selling shares of common stock to the Investor from time to time. We will not receive any proceeds from the resale of these shares of common stock offered by the Investor. We will, however, receive proceeds from the sale of shares to the Investor pursuant to the Equity Line. The proceeds will be used for general working capital needs and for other general corporate purposes. We have not sold any shares to the Investor pursuant to the Equity Line. Please see Note 6 (Shareholders’ Equity) to our consolidated financial statements for more information on this Investment Agreement.

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of June 30, 2011, for the years ending December 31 (in thousands):

	Remaining 2011	2012	2013	2014	2015	2016	Thereafter	Total
Capital lease obligations	$840	$831	$473	$333	$81	$12	$—	$2,570
Purchase obligations(1)	9,788	4,197	2,712	1,830	1,200	—	—	19,727
Operating leases	1,823	3,206	1,848	1,096	1,006	807	955	10,741
Post-employment royalty	270	492	492	369	—	—	—	1,623
Employment agreements	999	757	—	—	—	—	—	1,756
Total commitments and obligations	$13,720	$9,483	$5,525	$3,628	$2,287	$819	$955	$36,417
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2011:

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2011, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at June 30, 2011
Computer software	3 to 5 years	$5.7	million
Computer hardware	3 to 5 years	3.5	million
Leasehold improvements	2 to 10 years(1)	3.0	million
Office furniture and equipment	5 to 7 years	1.8	million
Construction in progress	2 to 10 years(2)	0.1	million
Automobiles	3 to 5 years	0.1	million
Total net carrying value at June 30, 2011		$14.2	million
___________________
(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
(2)
Construction in progress includes leasehold improvements and internally-developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over three to five years.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. We determined that no impairment indicators existed for the six months ended June 30, 2011.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of June 30, 2011, we recorded $3.2 million in other long-term liabilities and $0.1 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

Our 2005-2009 tax years remain subject to examination by the Internal Revenue Service (“IRS”) for U.S. federal tax purposes.  On May 26, 2011 the IRS issued a Revenue Agent’s report (“RAR”) detailing proposed adjustments for the tax years under examination. The net tax deficiency associated with the RAR is $8.5 million plus penalties of $1.5 million. On July 8, 2011, we filed a protest letter challenging the proposed adjustments contained in the RAR and are pursuing resolution of these items with the Appeals Division of the IRS. There are other ongoing audits in various international jurisdictions that are not expected to have a material effect on our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2011, we maintained a valuation allowance for deferred tax assets arising from our operations in various jurisdictions because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of June 30, 2011, we had deferred tax assets, after valuation allowance, totaling $4.9 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenue from sales of individual products, sales of starter and renewal packs, and shipping fees. Substantially all product and pack sales are made to independent associates at published wholesale prices and to members at discounted published retail prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. We recognize corporate-sponsored event revenue when the event is held. We defer certain components of our revenue, which primarily consists of: (i) revenue received from sales of packs and products shipped but not received by the customers at period end; and (ii) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. At June 30, 2011, total deferred revenue was $1.9 million. Significant changes in our shipping methods could result in additional revenue deferrals.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the six months ended June 30, 2011, our assumptions and estimates used for the calculated fair value of stock options granted in 2011 were as follows:

	April 2011 grant	June 2011 grant
Estimated fair value per share of options granted:	$0.94	$0.64
Assumptions:
Annualized dividend yield	0.00%	0.00%
Risk-free rate of return	1.82%	1.39%
Common stock price volatility	71.1%	71.5%
Expected average life of stock options (in years)	4.5	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of June 30, 2011, using our current assumptions and estimates, we anticipate recognizing $0.5 million in gross compensation expense through 2014 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but ranges between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of June 30, 2011, we had 90,307 shares available for grant in the future.

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

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, into Germany in 2006, into South Africa and Singapore in 2008, into Austria, the Netherlands, Norway, and Sweden in September 2009, into Mexico in January 2011, and into the Czech Republic, Estonia, Finland, and the Republic of Ireland in June 2011. We translate our revenues and expenses in foreign markets using an average rate.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway,  Sweden, Mexico, the Czech Republic, Estonia, Finland, and the Republic of Ireland. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2011 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.98180	1.09760	1.03423	1.05970
Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland (Euro)	1.2911	1.4843	1.4032	1.4391
Canada (Dollar)	0.99930	1.05880	1.02386	1.02410
Czech Republic (Koruna)	0.05257	0.06155	0.05770	0.05955
Denmark (Krone)	0.1734	0.1991	0.1882	0.1930
Japan (Yen)	0.011732	0.012676	0.012212	0.012349
Mexico (Peso)	0.08090	0.08715	0.08417	0.08486
New Zealand (Dollar)	0.7211	0.8249	0.7785	0.8176
Norway (Krone)	0.1672	0.1909	0.1794	0.1849
Republic of Korea (Won)	0.0008804	0.0009417	0.0009097	0.0009287
Singapore (Dollar)	0.7705	0.8179	0.7950	0.8093
South Africa (Rand)	0.1372	0.1534	0.1456	0.1464
Sweden (Krona)	0.1443	0.1664	0.1571	0.1580
Switzerland (Franc)	1.0279	1.2011	1.1060	1.2007
Taiwan (Dollar)	0.03311	0.03509	0.03442	0.03460
United Kingdom (British Pound)	1.54820	1.67120	1.61649	1.60200

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mannatech, Incorporated
Dated: August 4, 2011	By:	/s/ Stephen D. Fenstermacher
Stephen D. Fenstermacher Co-Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer)

Dated: August 4, 2011	By:	/s/ Robert A. Sinnott
Robert A. Sinnott Co-Chief Executive Officer and Chief Science Officer (principal executive officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Supply Agreement between Mannatech and Natural Aloe de Costa Rica, S.A. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act)	8-K	000-24657	10.1	May 3, 2011
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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