Form 10-Q
period 2011-09-30
MANNATECH INC
filed 2011-11-03
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 For the quarterly period ended: September 30, 2011 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File No. 000-24657

MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code:  (972) 471-7400
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
Yes [  ] No [X]

As of October 31, 2011, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 26,485,184.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010, and the “Risk Factors” section in Part II, Item 1A of this Form 10-Q, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

▪	overall growth or lack of growth in the nutritional supplements industry;

▪	plans for expected future product development;

▪	changes in manufacturing costs;

▪	shifts in the mix of packs and products;

▪	the future impact of any changes to global associate career and compensation plans or incentives;

▪	the ability to attract and retain independent associates and members;

▪	new regulatory changes that could affect operations and/or products;

▪	the competitive nature of our business with respect to products and pricing;

▪	the delisting of our common stock from the Nasdaq Global Select Market;

▪	publicity related to our products or network-marketing; and

▪	the political, social, and economic climate.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Cash and cash equivalents	$20,828	$21,584
Restricted cash	1,265	1,265
Accounts receivable, net of allowance of $20 and $21 in 2011 and 2010, respectively	161	416
Income tax receivable	934	917
Inventories, net	19,878	24,070
Prepaid expenses and other current assets	3,137	4,356
Deferred tax assets	1,111	2,607
Total current assets	47,314	55,215
Property and equipment, net	11,521	18,449
Construction in progress	2	524
Long-term restricted cash	3,326	3,532
Other assets	2,820	3,054
Long-term deferred tax assets	688	649
Total assets	$65,671	$81,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$726	$1,328
Accounts payable	7,041	5,534
Accrued expenses	9,949	10,318
Commissions and incentives payable	7,478	9,166
Taxes payable	2,109	3,721
Current deferred tax liability	205	243
Deferred revenue	2,666	1,930
Total current liabilities	30,174	32,240
Capital leases, excluding current portion	1,104	1,204
Long-term deferred tax liabilities	152	1,903
Other long-term liabilities	5,873	4,996
Total liabilities	37,303	40,343

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 27,697,560 shares issued and 26,485,184 shares outstanding as of September 30, 2011 and 27,697,560 shares issued and 26,490,466 shares outstanding as of December 31, 2010	3	3
Additional paid-in capital	42,329	42,049
Retained earnings	1,436	15,127
Accumulated other comprehensive loss	(604)	(1,308)
Less treasury stock, at cost, 1,212,376 shares in 2011 and 1,207,094 shares in 2010	(14,796)	(14,791)
Total shareholders’ equity	28,368	41,080
Total liabilities and shareholders’ equity	$65,671	$81,423

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$50,520	$54,866	$152,782	$173,137
Cost of sales	7,407	7,924	22,164	24,640
Commissions and incentives	22,041	23,109	66,644	74,617
	29,448	31,033	88,808	99,257
Gross profit	21,072	23,833	63,974	73,880

Operating expenses:
Selling and administrative	12,373	15,811	43,202	47,579
Depreciation and amortization	2,644	2,772	8,132	8,691
Other operating costs	7,627	8,911	23,439	26,292
Total operating expenses	22,644	27,494	74,773	82,562

Loss from operations	(1,572)	(3,661)	(10,799)	(8,682)
Interest income (expense)	(4)	20	(3)	1
Other income (expense), net	(1,557)	400	(1,094)	(175)
Loss before income taxes	(3,133)	(3,241)	(11,896)	(8,856)

(Provision) benefit for income taxes	(530)	1,963	(1,795)	982
Net loss	$(3,663)	$(1,278)	$(13,691)	$(7,874)

Net loss per share:
Basic	$(0.14)	$(0.05)	$(0.52)	$(0.30)
Diluted	$(0.14)	$(0.05)	$(0.52)	$(0.30)

Weighted-average common shares outstanding:
Basic	26,486	26,490	26,489	26,487
Diluted	26,486	26,490	26,489	26,487

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(3,663)	$(1,278)	$(13,691)	$(7,874)
Foreign currency translations	663	299	704	136
Comprehensive loss	$(3,000)	$(979)	$(12,987)	$(7,738)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands, except per share information)

	Common stock Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2010	$3	$42,049	$15,127	$(1,308)	$(14,791)	$41,080
Net loss	—	—	(13,691)	—	—	(13,691)
Charge related to stock-based compensation	—	280	—	—	—	280
Repurchase of Common Stock	—	—	—	—	(5)	(5)
Foreign currency translations	—	—	—	704	—	704
Balance at September 30, 2011	$3	$42,329	$1,436	$(604)	$(14,796)	$28,368

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED ALL SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,691)	$(7,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,132	8,691
Provision for inventory losses	2,035	1,538
Provision for doubtful accounts	51	28
Loss on disposal of assets	120	61
Accounting charge related to stock-based compensation expense	280	464
Deferred income taxes	(292)	(2,024)
Changes in operating assets and liabilities:
Accounts receivable	206	478
Income tax receivable	(20)	7,079
Inventories	1,974	4,411
Prepaid expenses and other current assets	1,297	53
Other assets	217	428
Accounts payable	1,513	(6,062)
Accrued expenses	463	592
Taxes payable	(1,606)	699
Commissions and incentives payable	(1,716)	(3,697)
Deferred revenue	757	72
Net cash provided by (used in) operating activities	(280)	4,937
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(591)	(1,529)
Proceeds from sales of assets	54	—
Change in restricted cash	91	1,687
Net cash provided by (used in) investing activities	(446)	158
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	28
Repurchase of Common Stock	(5)	—
Repayment of capital lease obligations	(1,079)	(917)
Net cash used in financing activities	(1,084)	(889)
Effect of currency exchange rate changes on cash and cash equivalents	1,054	107
Net decrease in cash and cash equivalents	(756)	4,313
Cash and cash equivalents at the beginning of the period	21,584	17,367
Cash and cash equivalents at the end of the period	$20,828	$21,680
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes received (paid), net	$(592)	$7,228
Interest paid on capital leases	$128	$69

See accompanying notes to unaudited consolidated financial statements

.

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the Nasdaq Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are primarily sold to independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, Sweden, Mexico, the Czech Republic, Estonia, Finland and the Republic of Ireland.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2010 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 10, 2011 (the “2010 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2010 Annual Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of September 30, 2011 and December 31, 2010, credit card receivables were $2.5 million and $0.9 million, respectively. Additionally, as of September 30, 2011 and December 31, 2010, cash and cash equivalents held in bank accounts in foreign countries totaled $12.7 million.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of September 30, 2011 and December 31, 2010, our total restricted cash was $4.6 million and $4.8 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2011 and December 31, 2010, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At September 30, 2011 and December 31, 2010, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of September 30, 2011 and December 31, 2010, other assets were $2.8 million and $3.1 million, respectively, and primarily consisted of deposits for building leases in various locations and certain intangible assets. Also included in the September 30, 2011 and December 31, 2010 balance was $0.9 million and $1.0 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities.

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

Other Long-Term Liabilities

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 and continuing through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this royalty agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to this benefit, and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of September 30, 2011, the Company’s liability related to this royalty agreement was $1.3 million, of which $0.3 million was currently due and included in accrued expenses. As of December 31, 2010, the Company’s long-term liability related to this royalty agreement was $1.6 million, of which $0.3 million was currently due and included in accrued expenses.

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of September 30, 2011 and December 31, 2010, accrued restoration costs related to these leases amounted to $0.4 million. At September 30, 2011 and December 31, 2010, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $1.2 million and $1.0 million, respectively.

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At September 30, 2011 and December 31, 2010, the Company’s deferred revenue was $2.7 million and $1.9 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by period end; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the nine months ended September 30, 2011 our sales return reserve consisted of the following (in thousands):

September 30, 2011
Sales reserve as of January 1, 2011	$388
Provision related to sales made in current period	1,037
Adjustment related to sales made in prior periods	(68)
Actual returns or credits related to current period	(798)
Actual returns or credits related to prior periods	(332)
Sales reserve as of September 30, 2011	$227

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as cost of sales and records shipping and handling costs associated with shipping products to customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $2.3 million and $2.7 million for the three months ended September 30, 2011 and 2010, respectively, and $8.0 million and $8.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

NOTE 2: INVENTORIES

Inventories consist of raw materials and finished goods, including promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at September 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$7,080	$8,846
Finished goods	14,225	16,785
Inventory reserves for obsolescence	(1,427)	(1,561)
Total	$19,878	$24,070

NOTE 3: INCOME TAXES

 For the three and nine months ended September 30, 2011, the Company’s effective tax rate was (16.9)% and (15.1)%, respectively. For the three and nine months ended September 30, 2010, the Company’s effective tax rate was 60.6% and 11.1%, respectively.  For the three and nine months ended September 30, 2011 and 2010, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three and nine months ended September 30, 2011 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items reducing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions. The effective tax rate for the three and nine months ended September 30, 2010 was higher than what would have been expected if the federal statutory rate were applied to income before taxes due to a change in management’s estimates for 2010 annual operating results, which includes the mix of income between tax jurisdictions, the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions.

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

The following data shows the amounts used in computing the Company’s EPS and the corresponding effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the three months ended September 30, 2011 and 2010. For the three months ended September 30, 2011, approximately 1.5 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average closing price of $0.70 per share, because their effect was antidilutive. For the three months ended September 30, 2010, approximately 1.6 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $2.41 per share, because their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the three months ended September 30,
	2011			2010
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss attributable to common shareholders	$(3,663)	26,486	$(0.14)	$(1,278)	26,490	$(0.05)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss attributable to common shareholders plus assumed conversions	$(3,663)	26,486	$(0.14)	$(1,278)	26,490	$(0.05)

The following data shows the amounts used in computing the Company’s EPS and the corresponding effect on the Company’s weighted-average number of common shares and dilutive common share equivalents for the nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011, approximately 1.5 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average closing price of $1.27 per share, because their effect was antidilutive. For the nine months ended September 30, 2010, approximately 1.6 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $2.93 per share, because their effect was antidilutive. The amounts below are rounded to the nearest thousands, except for per share amounts.

	For the nine months ended September 30,
	2011			2010
	Loss (numerator)	Shares (denominator)	Per share amount	Loss (numerator)	Shares (denominator)	Per share amount
Basic EPS:
Net loss attributable to common shareholders	$(13,691)	26,489	$(0.52)	$(7,874)	26,487	$(0.30)
Effect of dilutive securities: Stock options	—	—	—	—	—	—
Diluted EPS:
Net loss attributable to common shareholders plus assumed conversions	$(13,691)	26,489	$(0.52)	$(7,874)	26,487	$(0.30)

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserves up to 1,000,000 shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting. As of September 30, 2011, the 2008 Plan had 316,733 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended September 30, 2011 and 2010, the Company granted 25,000 and 465,558 stock options, respectively. During the nine months ended September 30, 2011 and 2010, the Company granted 373,158 and 772,194 stock options, respectively. Included in the stock options granted during the three and nine months ended September 30, 2010 were 440,558 stock options issued August 16, 2010 in connection with the option exchange program. The fair value of stock options granted during the three months ended September 30, 2011 was $0.33.  The fair value of stock options granted during the three months ended September 30, 2010 ranged from $1.26 to $1.40.  The fair value of stock options granted during the nine months ended September 30, 2011 ranged from $0.33 to $0.94 per share. The fair value of stock options granted during the nine months ended September 30, 2010 ranged from $1.18 to $2.03 per share. The Company recognized compensation expense as follows for the periods ended September 30 (in thousands):

	Three months		Nine months
	2011	2010	2011	2010
Total gross compensation expense	$78	$123	$280	$514
Total tax benefit associated with compensation expense	15	10	66	67
Total net compensation expense	$63	$113	$214	$447

As of September 30, 2011, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months ending December 31, 2011	Year ending December 31,
		2012	2013	2014
Total gross unrecognized compensation expense	$78	$240	$114	$10
Tax benefit associated with unrecognized compensation expense	13	39	16	—
Total net unrecognized compensation expense	$65	$201	$98	$10

NOTE 6: SHAREHOLDERS’ EQUITY

Equity Line

On September 16, 2010, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (the “Investor”), whereby the Company may sell up to $10 million of the Company’s common stock to the Investor over a period of 36 months from the first trading day following the effectiveness of a registration statement registering the resale of shares pursuant to the Investment Agreement (the “Equity Line”). The aggregate number of shares of common stock issuable by the Company and purchasable by the Investor under the Investment Agreement is 5,000,000.

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

As of November 3, 2011, no shares of common stock have been issued pursuant to the Investment Agreement.

Treasury Stock

On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the stock repurchase program previously approved by the Board of Directors on June 30, 2004 (the “June 2004 Plan”). Under the June 2004 Plan, the Company is authorized to repurchase, in the open market, up to 5% of its outstanding shares, or approximately 1.3 million shares. During July 2011, the Company repurchased 5,282 shares of its common stock in the open market under the June 2004 Plan. The total cost and average price per share were approximately $5,000 and $0.89, respectively. As of November 3, 2011, the maximum number of shares available for repurchase under the June 2004 Plan, as previously approved by the Board of Directors, was 190,842, and the total number of shares purchased in the open market under the June 2004 Plan was 1,126,726.

The following table summarizes share repurchase activity during the three months ended September 30, 2011:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
July 1 – July 31	5,282	$0.89	5,282	190,842
August 1 – August 31	–	–	–	190,842
September 1 – September 30	–	–	–	190,842
Total	5,282	–	5,282	190,842
________________

(1)
On August 28, 2006, the Company’s Board of Directors approved a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares (the “August 2006 Plan”).  No shares have ever been purchased under the August 2006 Plan.  The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

NOTE 7: LITIGATION

Business Arbitration and Litigation

Marinova Pty. Limited v. Mannatech, Incorporated & Mannatech (International) Limited, Case No. 50-122-T-00635-09, International Centre for Dispute Resolution, a division of the American Arbitration Association

On December 10, 2009, Marinova Pty. Limited (“Marinova”) filed a Notice of Arbitration and Statement of Claim with the International Centre for Dispute Resolution, which is a division of the American Arbitration Association, against the Company and its subsidiary, Mannatech (International) Limited. Marinova’s claims stem from the parties’ April 27, 2007 purchase agreement. Through the purchase agreement, Marinova agreed to sell and the Company agreed to buy set quantities of glyconutrient powder that the Company uses to manufacture some of its products. Marinova claims that the Company breached the purchase agreement by not buying certain quantities of Marinova’s product. Marinova alternatively claims that the Company tortiously interfered with the purchase agreement. Finally, Marinova claims that the Company made fraudulent representations to Marinova upon which Marinova claims it relied in executing the purchase agreement. Marinova claims that the Company’s actions have caused them over $6.0 million in damages, as well as attorneys’ fees and costs.

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

On February 3, 2011, the parties and the panel of three arbitrators in the arbitration of this matter held a preliminary hearing to address scheduling matters. The parties recently executed a second agreed scheduling order, through which the parties agreed that the arbitration hearing will commence on February 1, 2012. The parties are currently in the process of discovery.

The final arbitration hearing is set to begin on February 1, 2012.  The Company intends to vigorously defend against Marinova’s claims and prosecute its counterclaim.

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

The Company tendered this matter to its insurance carrier and retained outside counsel.  The Company filed an answer on June 16, 2011.  Co-defendant Gina Park separately filed an answer on June 8, 2011.  The parties are engaged in the initial stages of written discovery. Plaintiff has partially responded to Defendant’s original discovery requests, and on October 7, 2011 promulgated her initial discovery requests. A pretrial conference is scheduled for April 10, 2012, and an initial trial setting conference is scheduled for April 23, 2012.

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and management review of the existing facts and circumstances related to these lawsuits, and related legal fees, the Company has accrued $0.3 million as of September 30, 2011 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual financial periods beginning after December 15, 2011. Since early adoption is permitted, the Company revised its presentation of comprehensive income starting with its quarterly report on Form 10-Q for the period ended June 30, 2011 to comply with the updated disclosure requirements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2011. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2011.

	Level 1	Level 2		Level 3		Total
Assets
Money Market Funds – Fidelity, US	$5,536	$ $	—	$ $	—	$ $	5,536
Interest bearing deposits – various banks, Korea	4,139	—		—		4,139
Total assets	$9,675		$—		$—		$9,675
Amounts included in:
Cash and cash equivalents	$7,322	$ $	—	$ $	—	$ $	7,322
Long-term restricted cash	2,353		—		—		2,353
Total	$9,675		$—		$—		$9,675

NOTE 10: SEGMENT INFORMATION

The Company conducts its business as a single operating segment, consolidating all of its business units into a single reportable entity, as a seller of proprietary nutritional supplements, topical and skin care products, and weight-management products through its network marketing distribution channels operating in twenty-one countries. Each of the Company’s business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales.

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

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the three and nine months ended September 30, are as follows (in millions, except percentages):

	Three months(1)				Nine months(1)
Country	2011		2010		2011		2010
United States	$20.4	40.4%	$23.9	43.5%	$64.0	41.9%	$77.7	44.9%
Japan	7.7	15.2%	8.9	16.2%	22.9	15.0%	25.8	14.9%
Republic of Korea	6.0	11.9%	5.1	9.3%	17.4	11.4%	16.2	9.4%
Australia	4.4	8.7%	4.7	8.6%	13.3	8.7%	14.8	8.6%
Canada	4.1	8.1%	4.6	8.4%	12.3	8.0%	14.0	8.1%
South Africa	2.3	4.5%	3.0	5.5%	6.5	4.3%	9.0	5.2%
Singapore	1.4	2.8%	0.5	0.9%	2.8	1.8%	1.5	0.9%
Taiwan	1.1	2.2%	1.4	2.6%	3.4	2.2%	5.0	2.9%
New Zealand	0.6	1.2%	0.7	1.3%	1.9	1.2%	2.5	1.4%
Germany	0.5	1.0%	0.6	1.1%	1.5	1.0%	1.8	1.0%
United Kingdom	0.5	1.0%	0.4	0.7%	1.4	0.9%	1.6	0.9%
Mexico(2)	0.4	0.8%	—	—	1.7	1.1%	—	—
Norway	0.4	0.8%	0.5	0.9%	1.4	0.9%	1.2	0.7%
The Netherlands	0.3	0.6%	0.2	0.3%	0.9	0.6%	0.4	0.2%
Austria	0.2	0.4%	0.2	0.3%	0.7	0.5%	0.9	0.5%
Denmark	0.1	0.2%	0.1	0.2%	0.3	0.2%	0.4	0.2%
Sweden	0.1	0.2%	0.1	0.2%	0.4	0.3%	0.3	0.2%
Totals	$50.5	100%	$54.9	100%	$152.8	100%	$173.1	100%
                              ________________________
(1)
The Company began operations in the Czech Republic, Estonia, Finland, and the Republic of Ireland in June 2011. Their combined consolidated sales for the three and nine months ended September 30, 2011 were approximately $0.1 million.

(2)	The Company began operations in Mexico in January 2011.

	Three months		Nine months
	2011	2010	2011	2010
Consolidated product sales	$43.0	$45.5	$129.6	$140.8
Consolidated pack sales	5.5	7.0	16.9	25.1
Consolidated other, including freight	2.0	2.4	6.3	7.2
Consolidated total net sales	$50.5	$54.9	$152.8	$173.1

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, reside in the following countries (in millions):

Country	September 30, 2011	December 31, 2010
Australia	$0.2	$0.3
Canada	0.1	0.1
Japan	0.2	0.2
Mexico	0.5	0.3
Republic of Korea	0.6	0.8
South Africa	0.1	0.1
Switzerland	0.2	0.4
Taiwan	0.1	0.1
United Kingdom	0.1	0.1
United States	9.4	16.6
Total	$11.5	$19.0

Inventory balances by country, which consist of raw materials, work in progress, and finished goods, including promotional materials, and offset by obsolete inventories, were as follows (in millions):

Country	September 30, 2011	December 31, 2010
Australia	$1.3	$1.5
Canada	1.3	1.5
Japan	1.6	1.6
Mexico	0.7	0.8
Republic of Korea	0.8	0.8
South Africa	0.8	1.3
Switzerland	0.3	0.3
Taiwan	0.3	0.4
United Kingdom	1.1	1.1
United States	11.7	14.8
Total	$19.9	$24.1

NOTE 11: SUBSEQUENT EVENTS

On October 31, 2011, the Company’s Board of Directors unanimously adopted a resolution approving, and recommending that shareholders approve, an amendment to the Company’s Articles of Incorporation to effect a reverse stock split of the Company’s common stock at a specific ratio within a range from 1-for-10 to 1-for-15 and recommending that shareholders grant authorization to the Board of Directors to determine, in its discretion, the timing and the specific ratio of the reverse stock split. The Company will be holding a special meeting of shareholders on January 9, 2012. If approved by shareholders, the reverse stock split is expected to be implemented in January 2012 promptly after the shareholders’ meeting.

The primary purposes of the reverse stock split are to increase the per-share market price of the Company’s common stock in order to maintain its listing on the Nasdaq Global Select Market, encourage investor interest in the Company, and promote greater liquidity for the Company’s existing shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech, Incorporated and all of our subsidiaries on a consolidated basis.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system. We operate in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, Sweden, Mexico, the Czech Republic, Estonia, Finland, and the Republic of Ireland. Our Switzerland office was created to manage certain day-to-day business needs of non-North American markets.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 379,000 independent associates and members who have purchased our products and/or packs within the last 12 months, who we refer to as current independent associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in twenty-one countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment and retention of independent associates and members; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in infrastructure.

Current Economic Conditions and Recent Developments

We remain focused on restoring profitability and generating positive cash flow. On June 23, 2011, we announced a restructuring of our U.S. operations and elimination of 98 workforce positions. The strategic move impacted 64 employees, or approximately 20% of headquarters-based workers, and 34 other open positions. The restructuring is expected to provide approximately $12.0 million in savings on an annualized basis, including significant operating expense reductions across virtually every area of the Company. The restructuring and cost reduction initiatives implemented during the second quarter of 2011 helped to reduce our loss from operations for the three months ended September 30, 2011 by $2.7 million as compared to the three months ended June 30, 2011. Our gross profit for the three months ended September 30, 2011 remained relatively unchanged as compared to the three months ended June 30, 2011, despite a slight decrease in net sales for comparative periods. Our sales and administrative expenses for the third quarter 2011 decreased by $2.4 million as compared to the second quarter 2011. Such encouraging results indicate that we have made strong progress toward achieving our projected savings.

We continue to expand internationally and, in January 2011, began selling products in Mexico. We have office locations in both Guadalajara and Mexico City, as well as a distribution center located in Monterrey. In addition, in June 2011, we expanded our business to four European countries – the Czech Republic, Estonia, Finland, and the Republic of Ireland. We believe these expansions are important for our long-term goals.

We invest in improvement of our existing products and recently announced the reformulation of our omega-3 supplement to now include vitamin D. The decision to add vitamin D to our popular omega-3 supplement was prompted by rapidly expanding scientific research documenting the extensive health benefits of vitamin D.

    As a company devoted to nutritional innovation, we consider our intellectual property to be one of our most valuable corporate assets. Year to date, we received six patents for technologies related to our Ambrotose® and Ambrotose AO® products, five of which were issued by international patent offices. Our Ambrotose® and Ambrotose AO® technologies have been granted patents from governing bodies around the world. We believe these patents further establish our Company as an industry leader in nutrition and wellness technologies.

Our primary goal for 2011 and beyond is to restore sales volume, profitability, and generate positive cash flow, and we are taking aggressive actions to achieve this goal. We anticipate that our cost reduction initiatives, international expansion, and financial discipline will help us effectively manage through challenging times. Achieving desired levels of revenues and profitability in the future will depend largely upon our ability to attract and retain associates, so we remain focused on increasing consumer confidence, emphasizing the value and benefits of our flagship product, Ambrotose® complex, and continuing the Give for RealSM initiative.

RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	2011		2010		Change from 2011 to 2010
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$50,520	100%	$54,866	100%	$(4,346)	(8.0)%
Cost of sales	7,407	14.7%	7,924	14.4%	(517)	(6.5)%
Commissions and incentives	22,041	43.6%	23,109	42.1%	(1,068)	(4.6)%
	29,448	58.3%	31,033	56.6%	(1,585)	(5.1)%
Gross profit	21,072	41.7%	23,833	43.4%	(2,761)	(11.6)%

Operating expenses:
Selling and administrative expenses	12,373	24.5%	15,811	28.8%	(3,438)	(21.7)%
Depreciation and amortization	2,644	5.2%	2,772	5.1%	(128)	(4.6)%
Other operating costs	7,627	15.1%	8,911	16.2%	(1,284)	(14.4)%
Total operating expenses	22,644	44.8%	27,494	50.1%	(4,850)	(17.6)%
Loss from operations	(1,572)	(3.1)%	(3,661)	(6.7)%	2,089	57.1%
Interest income (expense)	(4)	0.0%	20	0.0%	(24)	(120.0)%
Other income (expense), net	(1,557)	(3.1)%	400	0.7%	(1,957)	(489.3)%
Loss before income taxes	(3,133)	(6.2)%	(3,241)	(5.9)%	108	3.3%
(Provision) benefit for income taxes	(530)	(1.0)%	1,963	3.6%	(2,493)	127.0%
Net loss	$(3,663)	(7.3)%	$(1,278)	(2.3)%	$(2,385)	(186.6)%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	2011		2010		Change from 2011 to 2010
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$152,782	100%	$173,137	100%	$(20,355)	(11.7)%
Cost of sales	22,164	14.5%	24,640	14.2%	(2,476)	(10.0)%
Commissions and incentives	66,644	43.6%	74,617	43.1%	(7,973)	(10.7)%
	88,808	58.1%	99,257	57.3%	(10,449)	(10.5)%
Gross profit	63,974	41.9%	73,880	42.7%	(9,906)	(13.4)%

Operating expenses:
Selling and administrative expenses	43,202	28.3%	47,579	27.5%	(4,377)	(9.2)%
Depreciation and amortization	8,132	5.3%	8,691	5.0%	(559)	(6.4)%
Other operating costs	23,439	15.3%	26,292	15.2%	(2,853)	(10.9)%
Total operating expenses	74,773	48.9%	82,562	47.7%	(7,789)	(9.4)%
Loss from operations	(10,799)	(7.1)%	(8,682)	(5.0)%	(2,117)	24.4%
Interest income (expense)	(3)	0.0%	1	0.0%	(4)	(400.0)%
Other expense, net	(1,094)	(0.7)%	(175)	(0.1)%	(919)	525.1%
Loss before income taxes	(11,896)	(7.8)%	(8,856)	(5.1)%	(3,040)	34.3%
(Provision) benefit for income taxes	(1,795)	(1.2)%	982	0.6%	(2,777)	(282.8)%
Net loss	$(13,691)	(9.0)%	$(7,874)	(4.5)%	$(5,817)	73.9%

 Consolidated net sales by customer location for the three months ended September 30, 2011 and 2010 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2011(1)		2010
United States	$20.4	40.4%	$23.9	43.5%
Japan	7.7	15.2%	8.9	16.2%
Republic of Korea	6.0	11.9%	5.1	9.3%
Australia	4.4	8.7%	4.7	8.6%
Canada	4.1	8.1%	4.6	8.4%
South Africa	2.3	4.5%	3.0	5.5%
Singapore	1.4	2.8%	0.5	0.9%
Taiwan	1.1	2.2%	1.4	2.6%
New Zealand	0.6	1.2%	0.7	1.3%
Germany	0.5	1.0%	0.6	1.1%
United Kingdom	0.5	1.0%	0.4	0.7%
Mexico(2)	0.4	0.8%	—	—
Norway	0.4	0.8%	0.5	0.9%
The Netherlands	0.3	0.6%	0.2	0.3%
Austria	0.2	0.4%	0.2	0.3%
Denmark	0.1	0.2%	0.1	0.2%
Sweden	0.1	0.2%	0.1	0.2%
Total	$50.5	100%	$54.9	100%
________________________
(1)We began operations in the Czech Republic, Estonia, Finland, and the Republic of Ireland in June 2011. Their combined consolidated sales for the three months ended September 30, 2011 were approximately $0.1 million.
(2) We began operations in Mexico in January 2011.

Consolidated net sales by customer location for the nine months ended September 30, 2011 and 2010 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2011(1)		2010
United States	$64.0	41.9%	$77.7	44.9%
Japan	22.9	15.0%	25.8	14.9%
Republic of Korea	17.4	11.4%	16.2	9.4%
Australia	13.3	8.7%	14.8	8.6%
Canada	12.3	8.0%	14.0	8.1%
South Africa	6.5	4.3%	9.0	5.2%
Taiwan	3.4	2.2%	5.0	2.9%
Singapore	2.8	1.8%	1.5	0.9%
New Zealand	1.9	1.2%	2.5	1.4%
Mexico(2)	1.7	1.1%	—	—
Germany	1.5	1.0%	1.8	1.0%
Norway	1.4	0.9%	1.2	0.7%
United Kingdom	1.4	0.9%	1.6	0.9%
The Netherlands	0.9	0.6%	0.4	0.2%
Austria	0.7	0.5%	0.9	0.5%
Sweden	0.4	0.3%	0.3	0.2%
Denmark	0.3	0.2%	0.4	0.2%
Total	$152.8	100%	$173.1	100%
________________________
 (1) We began operations in the Czech Republic, Estonia, Finland, and the Republic of Ireland in June 2011. Their combined consolidated sales for the nine months ended September 30, 2011 were approximately $0.1 million.
(2)   We began operations in Mexico in January 2011.

Net Sales

For the three and nine months ended September 30, 2011, our operations outside of the United States accounted for approximately 59.6% and 58.1%, respectively, of our consolidated net sales, whereas in the same period in 2010, our operations outside of the United States accounted for approximately 56.5% and 55.1%, respectively, of our consolidated net sales.

Consolidated net sales for the three months ended September 30, 2011 decreased by $4.4 million, or 8.0%, to $50.5 million as compared to the same period in 2010. United States sales decreased by $3.5 million, or 14.6%, to $20.4 million, while international sales decreased $0.9 million, or 2.9%, to $30.1 million for the three months ended September 30, 2011 as compared to the same period in 2010.

Consolidated net sales for the nine months ended September 30, 2011 decreased by $20.3 million, or 11.7%, to $152.8 million as compared to the same period in 2010. United States sales decreased by $13.7 million, or 17.6%, to $64.0 million, while international sales decreased $6.6 million, or 6.9%, to $88.8 million for the nine months ended September 30, 2011 as compared to the same period in 2010.

Fluctuation in foreign currency exchange rates had an overall favorable impact on our net sales of approximately $2.5 million and $6.9 million for the three and nine months ended September 30, 2011, respectively. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended September 30, 2010.

Net sales by country in transactional currency for the three and nine months ended September 30, 2011 and 2010 were as follows (in millions, except percentages):

		Three Months		Change
Country	Transactional Currency	2011	2010	Transactional currency	Percentage
Australia	AUD	4.1	5.8	(1.7)	(29.3)%
Austria, Germany, the Netherlands, the Czech Republic, Estonia, Finland, the Republic of Ireland(1)	EUR	0.8	0.7	0.1	14.3%
Denmark	DKK	0.5	0.6	(0.1)	(16.7)%
Japan	JPY	590.5	753.5	(163.0)	(21.6)%
Mexico(2)	MXN	5.5	—	—	—
New Zealand	NZD	0.7	1.0	(0.3)	(30.0)%
Norway	NOK	2.4	2.1	0.3	14.3%
Republic of Korea	KRW	6,449.9	6,032.8	417.1	6.9%
Singapore(3)	SGD	1.7	—	—	—
South Africa	ZAR	15.8	21.8	(6.0)	(27.5)%
Sweden	SEK	0.7	0.7	—	—
Taiwan	TWD	29.5	43.5	(14.0)	(32.2)%
United Kingdom	GBP	0.3	0.4	(0.1)	(25.0)%
________________________
(1)We began operations in the Czech Republic, Estonia, Finland, and the Republic of Ireland in June 2011.
(2)We began operations in Mexico in January 2011.
(3) In March 2011, we started transacting sales in Singapore dollars (SGD). Prior to March 2011, sales were transacted in Australian dollars.

		Nine Months		Change
Country	Transactional Currency	2011	2010	Transactional currency	Percentage
Australia	AUD	13.3	18.2	(4.9)	(26.9)%
Austria, Germany, the Netherlands, the Czech Republic, Estonia, Finland, the Republic of Ireland(1)	EUR	2.2	2.2	—	—
Denmark	DKK	1.5	2.4	(0.9)	(37.5)%
Japan	JPY	1,822.0	2,279.9	(457.9)	(20.1)%
Mexico(2)	MXN	20.7	—	—	—
New Zealand	NZD	2.4	3.5	(1.1)	(31.4)%
Norway	NOK	7.2	5.8	1.4	24.1%
Republic of Korea	KRW	18,975.7	18,849.1	126.6	0.7%
Singapore(3)	SGD	2.8	—	—	—
South Africa	ZAR	45.3	67.2	(21.9)	(32.6)%
Sweden	SEK	2.3	2.1	0.2	9.5%
Taiwan	TWD	96.0	157.8	(61.8)	(39.2)%
United Kingdom	GBP	0.9	1.3	(0.4)	(30.8)%
________________________
(1)We began operations in the Czech Republic, Estonia, Finland, and the Republic of Ireland in June 2011.
(2)We began operations in Mexico in January 2011.
(3) In March 2011, we started transacting sales in Singapore dollars (SGD). Prior to March 2011, sales were transacted in Australian dollars.

Our total sales and sales mix can be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of independent associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months		Change
	2011	2010	Dollar	Percentage
Consolidated product sales	$43.0	$45.5	$(2.5)	(5.5)%
Consolidated pack sales	5.5	7.0	(1.5)	(21.4)%
Consolidated other, including freight	2.0	2.4	(0.4)	(16.7)%
Total consolidated net sales	$50.5	$54.9	$(4.4)	(8.0)%

	Nine Months		Change
	2011	2010	Dollar	Percentage
Consolidated product sales	$129.6	$140.8	$(11.2)	(8.0)%
Consolidated pack sales	16.9	25.1	(8.2)	(32.7)%
Consolidated other, including freight	6.3	7.2	(0.9)	(12.5)%
Total consolidated net sales	$152.8	$173.1	$(20.3)	(11.7)%

Pack sales correlate to new independent associates who purchase starter packs and to continuing independent associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing independent associates and members because independent associates and members utilize products at different volumes.

Product Sales

Product sales for the three months ended September 30, 2011 decreased $2.5 million, or 5.5%, as compared to the same period in 2010. The decrease in product sales was primarily due to the reduction in the number of new associates and the loss of existing associates, which resulted in a decline in the number of orders placed during the period. The average order value for the three months ended September 30, 2011 was $159 as compared to $148 for the same period in 2010. The 7% increase in average order value resulted in approximately $3.0 million in additional revenue which partially offset the overall decline in product sales. The number of orders processed during the three months ended September 30, 2011 decreased by 12% as compared to the same period in 2010. This decrease was consistent with the 10.2% decline in the number of continuing independent associates and members as described in detail below.

Product sales for the nine months ended September 30, 2011 decreased $11.2 million, or 8.0%, as compared to the same period in 2010. The decrease in product sales was primarily due to the reduction in the number of new associates and the loss of existing associates, which resulted in a decline in the number of orders processed during the period. The average order value for the nine months ended September 30, 2011 was $156 as compared to $146 for the same period in 2010. The 7% increase in average order value resulted in approximately $7.8 million in additional revenue which partially offset the overall decline in product sales. The number of orders placed during the nine months ended September 30, 2011 decreased by 13% as compared to the same period in 2010. This decrease was consistent with the 10.2% decline in the number of continuing independent associates and members as described in detail below.

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

The dollar amount of pack sales associated with the number of independent associates were as follows, for the three and nine months ended September 30 (in millions, except percentages):

	Three Months		Change
	2011	2010	Dollar	Percentage
New	$4.0	$5.1	$(1.1)	(21.6)%
Continuing	1.5	1.9	(0.4)	(21.0)%
Total	$5.5	$7.0	$(1.5)	(21.4)%

	Nine Months		Change
	2011	2010	Dollar	Percentage
New	$11.8	$17.2	$(5.4)	(31.4)%
Continuing	5.1	7.9	(2.8)	(35.4)%
Total	$16.9	$25.1	$(8.2)	(32.7)%

Total pack sales for the three months ended September 30, 2011 decreased by $1.5 million, or 21.4%, to $5.5 million, as compared to $7.0 million for the same period in 2010. Average pack value for the three months ended September 30, 2011 was $254 as compared to $277 for the same period in 2010. The total number of packs sold decreased by 13.2% and the average pack value decreased by $23 or 8.3% for the three months ended September 30, 2011 as compared to the same period in 2010. Approximately $0.5 million of the reduction in pack sales resulted from the decrease in average pack value with the remaining decrease attributable to the decline in the number of packs sold during the period.

Total pack sales for the nine months ended September 30, 2011 decreased by $8.2 million, or 32.7%, to $16.9 million, as compared to $25.1 million for the same period in 2010. Average pack value for the nine months ended September 30, 2011 was $249 as compared to $307 for the same period in 2010. The total number of packs sold decreased by 16.7% and the average pack value decreased by $58 or 18.9% for the nine months ended September 30, 2011 as compared to the same period in 2010. Approximately $3.9 million of the reduction in pack sales resulted from the decrease in average pack value with the remaining decrease attributable to the decline in the number of packs sold during the period.

The approximate number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended September 30, 2011 and 2010 were as follows:

	2011		2010
New	82,000	21.7%	93,000	22.0%
Continuing	297,000	78.3%	329,000	78.0%
Total	379,000	100%	422,000	100%

There was an overall decrease of 43,000, or 10.2%, for the twelve months ended September 30, 2011 in the number of associates as compared to the same period in 2010, which was due both to a decline in the number of new independent associates and members, as well as fewer continuing independent associates and members.

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

Other sales for the three months ended September 30, 2011 decreased by $0.4 million to $2.0 million as compared to $2.4 million for the same period in 2010. Other sales for the nine months ended September 30, 2011 decreased by $0.9 million to $6.3 million as compared to $7.2 million for the same period in 2010.  The decrease in both periods was primarily due to a decrease in freight fees for product and pack shipments.

Gross Profit

Gross profit for the three months ended September 30, 2011 decreased by $2.8 million, or 11.6%, to $21.0 million as compared to $23.8 million for the same period in 2010. For the three months ended September 30, 2011, gross profit as a percentage of net sales decreased to 41.7% as compared to 43.4% for the same period in 2010.

Gross profit for the nine months ended September 30, 2011 decreased by $9.9 million, or 13.4% to $64.0 million as compared to $73.9 million for the same period in 2010. Gross profit as a percentage of net sales decreased to 41.9% as compared to 42.7% for the same period in 2010.

For the three and nine months ended September 30, 2011, the reduction in gross profit is due to the decline in sales as well as the increase in commissions and incentives and cost of sales as a percentage of net sales as compared to the same period in 2010.

Cost of sales during the three months ended September 30, 2011 decreased by 6.5%, or $0.5 million, to $7.4 million as compared to $7.9 million for the same period in 2010. The reduction in cost of sales was primarily due to a decrease in finished product and pack cost and inventory adjustments, which was related to the decline in sales for the quarter and was partially offset by an increase in inbound freight costs. Cost of sales as a percentage of net sales for the three months ended September 30, 2011 was 14.7% as compared to 14.4% for the same period in 2010.

Cost of sales during the nine months ended September 30, 2011 decreased $2.5 million, or 10.0%, to $22.1 million as compared to $24.6 million for the same period in 2010.  The reduction in cost of sales was primarily due to a decrease in finished product and pack cost and shipping supplies, which was related to the decline in sales for the quarter and was partially offset by an increase in inventory adjustments. Cost of sales as a percentage of net sales for the nine months ended September 30, 2011 was 14.5% as compared to 14.2% for the same period in 2010 primarily.

Commission costs for the three months ended September 30, 2011 decreased by 5.3%, or $1.2 million, to $21.3 million as compared to $22.5 million for the same period in 2010.  The decrease in commissions was due to the decrease in commissionable net sales.  For the three months ended September 30, 2011, commissions as a percentage of net sales increased to 42.2% from 41.0% for the same period in 2010.

Commission costs for the nine months ended September 30, 2011 decreased by 11.0%, or $7.9 million, to $63.7 million as compared to $71.6 million for the same period in 2010.  The decrease in commissions was due to the decrease in commissionable net sales.  For the nine months ended September 30, 2011, commissions as a percentage of net sales increased to 41.7% from 41.4% for the same period in 2010.

For the three and nine months ended September 30, 2011, the decrease in commission costs was largely due to the decrease in the number of new and continuing independent associates who purchase our packs or products as compared to the same period in 2010.

Incentive costs for the three months ended September 30, 2011 increased by 16.7%, or $0.1 million, to $0.7 million as compared to $0.6 million for the same period in 2010. For the three months ended September 30, 2011, the costs of incentives, as a percentage of net sales increased to 1.4% from 1.1% for the same period in 2010.

Incentive costs for the nine months ended September 30, 2011 decreased by 3.3%, or $0.1 million, to $2.9 million as compared to $3.0 million for the same period in 2010. For the nine months ended September 30, 2011, the costs of incentives, as a percentage of net sales increased to 1.9% as compared to 1.7% for the same period in 2010.

The total number of independent associates who qualified for the annual incentive trip increased in 2011 by 25% to 895, as compared to 715 in 2010.  Despite the increase in the number of independent associates who qualified for the incentive trip, the incentive costs for the nine months ended September 30, 2011 remained relatively flat as compared to the same period in 2010, primarily due to cost saving initiatives and a decrease in incentive costs per individual qualifier.

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

Selling and administrative expenses for the three months ended September 30, 2011 decreased by $3.4 million, or 21.7%, to $12.4 million as compared to $15.8 million for the same period in 2010. The decrease in selling and administrative expenses consisted primarily of a $1.8 million decrease in payroll and payroll-related costs, $1.0 million decrease in marketing costs, $0.4 million decrease in freight costs, and a $0.2 million decrease in contract labor costs. As a percentage of net sales, selling and administrative expenses decreased to 24.5% from 28.8% for the same period in 2010.

Selling and administrative expenses for the nine months ended September 30, 2011 decreased by $4.4 million, or 9.2%, to $43.2 million as compared to $47.6 million for the same period in 2010. The decrease in selling and administrative expenses consisted primarily of a $1.7 million decrease in payroll and payroll-related costs, $1.1 million decrease in marketing costs, $0.8 million decrease in freight costs, $0.6 million decrease in contract labor costs, and a $0.2 million decrease in stock-based compensation expense. As a percentage of net sales, selling and administrative expenses increased to 28.3% from 27.5% for the same period in 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2011 decreased by 4.6%, or $0.2 million, to $2.6 million as compared to $2.8 million for the same period in 2010. As a percentage of net sales, depreciation and amortization expense increased slightly to 5.2% from 5.1% for the same period in 2011 and 2010.

Depreciation and amortization expense for the nine months ended September 30, 2011 decreased by 6.4%, or $0.6 million, to $8.1 million as compared to $8.7 million for the same period in 2010. As a percentage of net sales, depreciation and amortization expense increased slightly to 5.3% from 5.0% for the same period in 2011 and 2010.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with changes in our net sales.

Other operating costs for the three months ended September 30, 2011 decreased by $1.3 million, or 14.4%, to $7.6 million as compared to $8.9 million for the same period in 2010. For the three months ended September 30, 2011, other operating costs as a percentage of net sales decreased to 15.1% from 16.2% for the same period in 2010. The decrease in other operating costs was primarily due to a reduction in accounting and consulting fees of $0.4 million, office expenses of $0.4 million, travel related costs of $0.1 million, legal expenses of $0.1 million, repairs and maintenance of $0.1 million, research and development of $0.1 million, and credit card fees of $0.1 million.

Other operating costs for the nine months ended September 30, 2011 decreased by $2.9 million, or 10.9%, to $23.4 million as compared to $26.3 million for the same period in 2010. For the nine months ended September 30, 2011, other operating costs as a percentage of net sales increased to 15.3% from 15.2% for the same period in 2010. The decrease in other operating costs was primarily due to a reduction in accounting and consulting fees of $0.8 million, office expenses of $0.8 million, credit card fees of $0.4 million, legal fees of $0.4 million, repairs and maintenance of $0.2 million, travel related costs of $0.2 million, and research and development costs of $0.1 million.

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

Other expense, net for the three months ended September 30, 2011 was $1.6 million, as compared to other income, net of $0.4 million for the same periods in 2010.

Other expense, net for the nine months ended September 30, 2011 was $1.1 million, as compared to other expense, net of $0.2 million for the same periods in 2010.

(Provision) Benefit for Income Taxes

 (Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows:

Country	2011	2010
Australia	30.0%	30.0%
Canada	28.0%	30.0%
Denmark	25.0%	25.0%
Japan	42.0%	42.0%
Mexico(1)	30.0%	30.0%
Norway	28.0%	28.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	26.3%	26.3%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	26.0%	28.0%
United States	37.5%	37.5%
(1)  We began operations in Mexico in January 2011.

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes, to account for income taxes. The provisions of the Income Tax Topic require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of September 30, 2011 and December 31, 2010, we maintained the following valuation allowance for deferred tax assets totaling $7.7 million and $4.1 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

Country	September 30, 2011	December 31, 2010
	(in millions)
Mexico	$1.3	$0.8
Norway	0.2	0.2
Sweden	0.1	0.1
Switzerland	0.7	0.5
Taiwan	1.1	1.0
United States	4.3	1.5
Total	$7.7	$4.1

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three months ended September 30, 2011, our effective tax rate was (16.9)% as compared to 60.6% for the same period in 2010. For the nine months ended September 30, 2011, our effective tax rate was (15.1)% as compared to 11.1% for the same period in 2010.  For the three and nine months ended September 30, 2011 and 2010, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three and nine months ended September 30, 2011 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items reducing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets and the change in reserves related to uncertain income tax positions. The effective tax rate for the three and nine months ended September 30, 2010 was higher than what would have been expected if the federal statutory rate were applied to income before taxes due to a change in management’s estimates for 2010 annual operating results, which includes the mix of income between tax jurisdictions, the change in valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2011, our cash and cash equivalents decreased by 3.5%, or $0.8 million, to $20.8 million from $21.6 million as of December 31, 2010.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, international expansion, and to pay quarterly cash dividends. In August 2009, the quarterly cash dividend was suspended and remained suspended as of September 30, 2011. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. We plan to continue to fund our needs through net cash flows from operations. At September 30, 2011, we had $20.8 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

We remain focused on restoring profitability and generating positive cash flow. The restructuring and cost reduction initiatives implemented during the second quarter of 2011 helped to improve our operating profit for the three months ended September 30, 2011 by $2.7 million as compared to the three months ended June 30, 2011. We believe such  results indicate that we are on  track to achieve our projected savings of approximately $12.0 million on an annualized basis and generate positive cash flow in subsequent periods. We believe operating at lower costs will be a key factor in our ability to generate a positive operating cash flow in 2011 and beyond.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2011, our working capital decreased by $5.8 million, or 25.4%, to $17.1 million from $23.0 million at December 31, 2010. The decrease in working capital primarily related to a decrease in inventories, prepaid expenses, deferred tax assets, commissions and incentives payable, partially offset by an increase in accounts payable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30 (in millions):

Provided by (used in):	2011	2010
Operating activities	$(0.3)	$4.9
Investing activities	$(0.4)	$0.2
Financing activities	$(1.1)	$(0.9)

Operating Activities

Cash used in operating activities was $0.3 million for the nine months ended September 30, 2011 compared to cash provided by operating activities of $4.9 million for the same period in 2010. Due to the restructuring and cost reduction initiatives implemented during the second quarter of 2011 and working capital management, we generated cash of $2.8 million from operating activities for the three months ended September 30, 2011.

We expect that our net operating cash flows for the remainder of the year will be sufficient to fund our current operations. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. Certain events, such as the uncertainty of the worldwide economic environment, could impact our available cash or our ability to generate cash flows from operations.

Investing Activities

For the nine months ended September 30, 2011, our net investing activities used cash of $0.4 million compared to providing cash of $0.2 million for the same period of 2010. For the nine months ended September 30,  2011 we used cash of $0.6 million to purchase capital assets as compared to purchasing $1.5 million in capital assets for the same period in 2010. In 2011, we had a decrease in restricted cash of $0.1 million as compared to a decrease of $1.7 million for the same period in 2010.

Financing Activities

For the nine months ended September 30, 2011 and 2010, we used cash of $1.1 million and $0.9 million respectively, for repayment of capital lease obligations.

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

We entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (the “Investor”) on September 16, 2010. The Investor committed to purchase, subject to certain restrictions and conditions, up to $10 million of our common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement, which was October 28, 2010 (the “Equity Line”). We may draw funds from the Equity Line by selling shares of common stock to the Investor from time to time. We will not receive any proceeds from the resale of these shares of common stock offered by the Investor. We will, however, receive proceeds from the sale of shares to the Investor pursuant to the Equity Line. The proceeds will be used for general working capital needs and for other general corporate purposes. We have not sold any shares to the Investor pursuant to the Equity Line. Please see Note 6 (Shareholders’ Equity) to our consolidated financial statements for more information on the Equity Line.

We are engaged in an arbitration process with a supplier related to contractual purchase commitments, ongoing audits in various tax jurisdictions, and other disputes in the normal course of business. It is impossible at this time to predict whether we will incur any liability, or to estimate the ranges of damages, if any, in connection with these matters. Adverse outcomes on these uncertainties  may lead to substantial liability or enforcement actions that could adversely affect our cash position. For more information, see Note 3 “Income Taxes” and Note 7 “Litigation”.

Our future access to the capital markets may be adversely impacted if we fail to maintain compliance with the Nasdaq Marketplace Rules for the continued listing of our stock. One such requirement is to maintain a minimum bid price for our stock of $1.00 per share. On August 11, 2011, we received a notice of non-compliance with the $1.00 minimum bid price requirement. The notice also advised that we have 180 calendar days, or until February 7, 2012, to regain compliance with the minimum bid price requirement. If we do not regain compliance by February 7, 2012, our common stock will be subject to delisting. The delisting may adversely affect the liquidity and market price of our common stock and restrict us from issuing additional securities or securing additional financing. On October 31, 2011, our Board of Directors unanimously adopted a resolution approving, and recommending that shareholders approve, an amendment to our Articles of Incorporation to effect a reverse stock split of our common stock at a specific ratio within a range from 1-for-10 to 1-for-15 and recommending that shareholders grant authorization to the Board of Directors to determine, in its discretion, the timing and the specific ratio of the reverse stock split. We will be holding a special meeting of shareholders on January 9, 2012. If approved by shareholders, the reverse stock split is expected to be implemented in January 2012 promptly after the shareholders’ meeting. One of the primary purposes of the reverse stock split is to increase the per-share market price of our common stock in order to maintain our listing on the Nasdaq Global Select Market.

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of September 30, 2011, for the years ending December 31 (in thousands):

	Remaining 2011	2012	2013	2014	2015	2016	Thereafter	Total
Capital lease obligations	$154	$831	$472	$412	$212	$12	$—	$2,093
Purchase obligations(1)	8,948	4,197	2,712	1,830	1,200	—	—	18,887
Operating leases	923	3,383	1,811	1,080	1,002	807	955	9,961
Post-employment royalty	147	492	492	369	—	—	—	1,500
Employment agreements	492	1,110	—	—	—	—	—	1,602
Total commitments and obligations	$10,664	$10,013	$5,487	$3,691	$2,414	$819	$955	$34,043
_________________________

(1) Purchase obligations for the years 2011 and 2012 include $6.9 million, and $1.5 million, respectively, of purchase commitments under a contract terminated by the Company for an asserted breach. Pursuant to the terms of the contract, we are engaged in the arbitration process with the supplier.

We have maintained purchase commitments with certain raw material suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. Currently, we have three supply agreements that require minimum purchase commitments.  We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any set minimums. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possible benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards.

On May 2, 2011, we entered into a two-year agreement with a raw materials supplier.  Pursuant to this agreement, we agreed to purchase an aloe vera powder blend, one of our major product components, at specific prices.  The agreement does not contain minimum purchase requirements.

On August 22, 2011, we executed an amendment to a supply agreement with another supplier of raw materials, originally entered into on May 2, 2008. The amendment extends the term of the original supply agreement for a period of three years commencing on June 1, 2011 and expiring on May 31, 2014. Pursuant to this amendment, we agreed to pay a total of approximately $4.5 million to purchase a minimum quantity of an aloe vera powder blend during the term of the agreement (as extended by the amendment).

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any special-purpose entity arrangements, nor do we have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2011:

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

We also review inventory for obsolescence in a similar manner, and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding fair market value or obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves.

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

We review our fixed assets for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable, such as plans to dispose of an asset before the end of its previously estimated useful life. Our impairment review includes a comparison of future projected cash flows generated by the asset, or group of assets, with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount exceeds the fair value. The fair value is determined by calculating the discounted expected future cash flows using an estimated risk-free rate of interest. Any identified impairment losses are recorded in the period in which the impairment occurs. The carrying value of the fixed asset is adjusted to the new carrying value, and any subsequent increases in fair value of the fixed asset are not recorded. In addition, if we determine the estimated remaining useful life of the asset should be reduced from our original estimate, at that time the periodic depreciation expense is adjusted prospectively, based on the new remaining useful life of the fixed asset.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2011, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at September 30, 2011
Computer software	3 to 5 years	$4.0	million
Computer hardware	3 to 5 years	2.9	million
Leasehold improvements	2 to 10 years(1)	2.9	million
Office furniture and equipment	5 to 7 years	1.6	million
Construction in progress	2 to 10 years(2)	—	million
Automobiles	3 to 5 years	0.1	million
Total net carrying value at September 30, 2011		$11.5	million
___________________
(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
(2)
Construction in progress includes leasehold improvements and internally-developed software costs. Once placed in service, leasehold improvements will be amortized over the shorter of an asset’s useful life or the remaining lease term. Once the internally-developed software is placed in service, it will be amortized over three to five years.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. We determined that no impairment indicators existed for the nine months ended September 30, 2011.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of September 30, 2011, we recorded $3.1 million in other long-term liabilities and $0.1 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

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

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2011, we maintained a valuation allowance for deferred tax assets arising from our operations in various jurisdictions because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of September 30, 2011, we had deferred tax assets, after valuation allowance, totaling $4.4 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenue from sales of individual products, sales of starter and renewal packs, and shipping fees. Substantially all product and pack sales are made to independent associates at published wholesale prices and to members at discounted published retail prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. We recognize corporate-sponsored event revenue when the event is held. We defer certain components of our revenue, which primarily consists of: (i) revenue received from sales of packs and products shipped but not received by the customers at period end; and (ii) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. At September 30, 2011, total deferred revenue was $2.7 million. Significant changes in our shipping methods could result in additional revenue deferrals.

Product Return Policy

We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our independent associates and members to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our independent associates and members are as follows:

•
Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original independent associate who sold the product and receive a full cash refund by the independent associate for the first 180 days following the product’s purchase if located in the United States and Canada,  and for the first 90 days following the product’s purchase in the remaining countries. The independent associate may then return or exchange the product based on the independent associate product return policy.

•
Independent Associate and Member Product Return Policy. This policy allows the independent associate or member to return an order within one year of the purchase date upon terminating his/her account. If an independent associate or member returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the independent associate or member to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in the remaining countries for the first 90 days following the product’s purchase; however, any commissions earned by an independent associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the independent associate’s or member’s account.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the nine months ended September 30, 2011, our assumptions and estimates used for the calculated fair value of stock options granted in 2011 were as follows:

	April 2011 grant	June 2011 grant	August 2011 grant
Estimated fair value per share of options granted:	$0.94	$0.64	$0.33
Assumptions:
Annualized dividend yield	0.00%	0.00%	0.00%
Risk-free rate of return	1.82%	1.39%	0.78%
Common stock price volatility	71.1%	71.5%	72.8%
Expected average life of stock options (in years)	4.5	4.5	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of September 30, 2011, using our current assumptions and estimates, we anticipate recognizing $0.4 million in gross compensation expense through 2014 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but ranges between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of September 30, 2011, we had 316,733 shares available for grant in the future.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway,  Sweden, Mexico, the Czech Republic, Estonia, Finland, and the Republic of Ireland. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2011 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.97570	1.10300	1.04044	0.97930
Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland (Euro)	1.2911	1.4843	1.4075	1.3598
Canada (Dollar)	0.96840	1.05930	1.02355	0.96840
Czech Republic (Koruna)	0.05257	0.06155	0.05786	0.05539
Denmark (Krone)	0.1734	0.1991	0.1888	0.1829
Japan (Yen)	0.011732	0.013103	0.012431	0.013052
Mexico (Peso)	0.07202	0.08715	0.08336	0.07395
New Zealand (Dollar)	0.7211	0.8800	0.7972	0.7764
Norway (Krone)	0.1672	0.1909	0.1804	0.1731
Republic of Korea (Won)	0.0008476	0.0009583	0.0009156	0.0008507
Singapore (Dollar)	0.7691	0.8323	0.8027	0.7720
South Africa (Rand)	0.1204	0.1534	0.1442	0.1266
Sweden (Krona)	0.1443	0.1664	0.1563	0.1473
Switzerland (Franc)	1.0279	1.3787	1.1439	1.1148
Taiwan (Dollar)	0.03284	0.03553	0.03446	0.03284
United Kingdom (British Pound)	1.54260	1.67120	1.61496	1.56280

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors are in addition to, and should be read together with, the risk factors set forth in Part I, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010:

We are not currently in compliance with the Nasdaq Global Select Market $1.00 minimum bid price requirement, and failure to regain and maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed on the Nasdaq Global Select Market (“Nasdaq”). Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining listing on Nasdaq.

On August 11, 2011, we received a letter from Nasdaq (the “Notice”) notifying us that the closing bid price of the Company’s common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, the Company no longer complies with the minimum bid price requirement under Listing Rule 5450(a)(1) for continued listing on Nasdaq. The Notice also stated that the Company has been provided an initial compliance period of 180 calendar days, or until February 7, 2012, to regain compliance with the minimum bid price requirement.  To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to February 7, 2012. If the Company does not regain compliance by February 7, 2012, Nasdaq will provide notice to the Company that its securities are subject to delisting. If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting may also restrict us from issuing additional securities or securing financing.

If the potential reverse stock split of our common stock is consummated, the reverse stock split may not achieve the desired benefits, may adversely affect the liquidity of our common stock, and may increase the number of shareholders who own “odd lots.”

If the reverse stock split to be considered at the special meeting of shareholders to be held on January 9, 2012 is consummated, shareholders should note that the effect of the reverse stock split upon the market price for our common stock cannot be accurately predicted. In particular, we cannot assure you that prices for shares of our common stock after the reverse stock split will be ten to fifteen times, as applicable, the prices for shares of our common stock immediately prior to the reverse stock split. The market price of our common stock may also be affected by other factors which may be unrelated to the reverse stock split or the number of shares outstanding. Furthermore, even if the market price of our common stock does rise following the reverse stock split, we cannot assure you that the market price of our common stock immediately after the proposed reverse stock split will be maintained for any period of time. Even if an increased per-share price can be maintained, the reverse stock split may not achieve the desired results of increasing the per-share market price of our common stock in order to maintain our listing on Nasdaq and encouraging investor interest in the Company and promoting greater liquidity for our shareholders. Moreover, because some investors may view the reverse stock split negatively, we cannot assure you that the reverse stock split will not adversely impact the market price of our common stock.

While we expect the reverse stock split to be sufficient to prevent Nasdaq from delisting our common stock, it is possible that, even if the reverse stock split results in a bid price for our common stock that exceeds $1.00 per share, we may not be able to continue to satisfy the additional criteria for continued listing of our common stock on Nasdaq. To continue to have our common stock eligible for continued listing on Nasdaq, we would also need to satisfy additional criteria under at least one of the three standards. Under Equity Standard Listing Rules, these criteria require, in addition to the minimum bid price, that:

•	we have shareholders’ equity of at least $10 million;

•
our public float must consist of at least 750,000 shares with a market value of at least $5 million (public float defined under Nasdaq’s rules as the shares held by persons other than officers, directors and beneficial owners of greater than 10% of our total outstanding shares);

•	there be at least 400 shareholders;

•	there be at least two market makers for our common stock; and

•	we comply with certain corporate governance requirements.

We cannot assure you that we will be successful in continuing to meet all requisite continued listing criteria.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the stock repurchase program previously approved by the Board of Directors on June 30, 2004 (the “June 2004 Plan”). Under the June 2004 Plan, the Company is authorized to repurchase, in the open market, up to 5% of its outstanding shares, or approximately 1.3 million shares. During July 2011, the Company repurchased 5,282 shares of its common stock in the open market under the June 2004 Plan. The total cost and average price per share were approximately $5,000 and $0.89, respectively. As of November 3, 2011, the maximum number of shares available for repurchase under the June 2004 Plan, as previously approved by the Board of Directors, was 190,842, and the total number of shares purchased in the open market under the June 2004 Plan was 1,126,726.

The following table summarizes share repurchase activity during the three months ended September 30, 2011:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
July 1 – July 31	5,282	$0.89	5,282	190,842
August 1 – August 31	–	–	–	190,842
September 1 – September 30	–	–	–	190,842
Total	5,282	–	5,282	190,842
________________

(1)
On August 28, 2006, the Company’s Board of Directors approved a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares (the “August 2006 Plan”).  No shares have ever been purchased under the August 2006 Plan.  The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

In 2005, Marlin Ray Robbins, a member of the Company’s board of directors, pledged 1,400,000 shares of the Company’s common stock as collateral for a loan. The lender of the loan has since been placed under receivership as a result of an action filed by the Securities and Exchange Commission against the lender for allegedly fraudulently liquidating stock pledged by borrowers such as Mr. Robbins. Neither the Company nor Mr. Robbins was informed during the course of the receivership whether the shares pledged by Mr. Robbins had been fraudulently sold by the lender. However, given the positions asserted by the receiver in its 2011 claims objection, it appeared unlikely that the shares were still held by the lender or that Mr. Robbins would regain possession of the shares. On August 22, 2011, the court in the receivership proceeding issued an order approving the receiver's objections to Mr. Robbins' claims, and as a result the Company deems the pledged shares to no longer be held by Mr. Robbins. Mr. Robbins now owns 590,000 shares of the Company’s common stock representing approximately 2.2% of the shares of common stock outstanding as of November 3, 2011.

Item 6. Exhibits

See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mannatech, Incorporated
Dated: November 3, 2011	By:	/s/ Stephen D. Fenstermacher
Stephen D. Fenstermacher Co-Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer)

Dated: November 3, 2011	By:	/s/ Robert A. Sinnott
Robert A. Sinnott Co-Chief Executive Officer and Chief Science Officer (principal executive officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.3	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Supply Agreement between Mannatech and Natural Aloe de Costa Rica, S.A. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act)	8-K	000-24657	10.1	May 3, 2011
10.2	Amendement to the Supply Agreement between Mannatech and Improve U.S.A. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act)	8-K	000-24657	10.1	August 22, 2011
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Co-Chief Executive Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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