Form 10-K
period 2011-12-31
MANNATECH INC
filed 2012-03-29
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________to ________

Commission File No. 000-24657
MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code: (972) 471-7400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

At June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the Registrant was $15,108,849 based on the closing sale price of $9.60 (as adjusted for a 1-for-10 reverse stock split effected January 13, 2012), as reported on the NASDAQ Global Select Market.

The number of shares of the Registrant’s common stock outstanding as of March 26, 2012 was 2,647,735 shares.

Documents Incorporated by Reference

Mannatech, Incorporated incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2012 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

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

PART I
Item 1. Business

Overview

Mannatech is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that target optimal health and wellness. We currently sell our products in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, Sweden, Mexico, the Czech Republic, Estonia, Finland, and the Republic of Ireland. We conduct our business as a single operating segment and primarily sell our products and packs through a network of independent associates and members. As of December 31, 2011, we had approximately 372,000 independent associates and members who had purchased our products and packs within the last 12 months.

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

Our common stock is currently traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MTEX”. Information for each of our five most recent fiscal years, with respect to our net sales, results of operations, and identifiable assets is set forth in “Item 6. – Selected Financial Data” of this report.

Available Information

We make available free of charge on our Internet website (https://www.mannatech.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and certain other information filed or furnished with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after electronically filing or furnishing such material. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Mannatech, that electronically file with the SEC at http://www.sec.gov. Additionally, such materials are available in print upon the written request of any shareholder to our principle executive office located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019, Attention: Investor Relations, or by contacting our investor relations department at (972) 471-6512 or IR@mannatech.com.

Business Segment, Products and Product Development

Business Segment. We conduct our business as a single operating segment – primarily through sales of nutritional supplements, topical and skin care products, and weight management products through network marketing distribution channels in twenty-one countries. For more information with respect to the financial results and conditions of our business segment, including financial information about geographic areas, see Note 16 to our consolidated financial statements.

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

•
In 2009, we introduced our Omega-3, which features EPA/DHA essential acids, PhytoBurst™ Nutritional Chews formulated with vitamins, minerals, and phytonutrients from food-sourced ingredients, and GI-ProBalance™ Slimstick in Korea, which is a synbiotic digestive product containing probiotics, prebiotics, and digestive enzymes. In addition, we improved our Ambrotose® products to include beta-Carotene.

•	In 2010, we launched our Mannatech LIFT™ Skin Care System, which is paraben-free and formulated to give skin a more natural youthful appearance.

•
In 2011, we introduced our reformulated version of our Omega-3 supplement, which now includes Vitamin D3 and features EPA/DHA essential acids.  We also introduced GI-ProBalance™  Slimstick in North America and expanded several previously launched products from our domestic line to our international markets.

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
Health
Ambrotose® complex, Ambrotose AO®, Advanced Ambrotose®, PhytoMatrix®, Glyco-Bears®, MannaBears™, Catalyst™, PLUS™, Manna-C™, CardioBALANCE®, ImmunoSTART®, BounceBack™, MannaCLEANSE™, PhytAloe®, GI-Pro®, GI-Zyme®, Omega-3 with Vitamin D3, PhytoBurst™ Nutritional Chews, and GI Pro Balance™ Slimstick.

Weight and Fitness	OsoLean™, Accelerator3™, FiberSlim®, GlycoSlim®, AmbroStart®, SPORT™, and EM·PACT®.
Skin Care	Emprizone®, FIRM with Ambrotose®, LIFT™ Exfoliating Facial Cleanser, LIFT™ Multiphase Serum, LIFT™ Day Moisturizer, LIFT™ Night Repair Crème, and LIFT™ Body Lotion.

A significant portion of our revenue is derived from our core Ambrotose® complex products which include the Ambrotose® products and Advanced Ambrotose® products. Revenue from the core Ambrotose® products were as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands, except percentages):

	2011		2010		2009
	Sales by product	% of total net sales	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$66,893	33.3%	$61,458	26.9%	$65,360	22.6%
Ambrotose®	15,513	7.7%	19,078	8.4%	25,413	8.8%
Total	$82,406	41.0%	$80,536	35.3%	$90,773	31.4%

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

Direct Selling/Network Marketing Channel

Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. Direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2010 approximately 88 million global direct sellers collectively generated annual retail sales of $132.2 billion.

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

We believe that our patented proprietary blend, Ambrotose® complex, included in many of our products distinguishes us as a leader in the global nutritional supplements industry and that no other combination of vitamins, minerals, amino acids, or herbals can provide the benefits found in Ambrotose® complex. We also believe the use of unique compounds found in our products allows us to effectively differentiate and distinguish our products from those of our competitors.

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

Dr. Robert Sinnott, our CEO and Chief Science Officer, leads our team of experienced researchers and scientists. This team continually reviews the latest published research data, attends scientific conferences, and draws upon its vast knowledge and expertise to develop new products and support existing ones. In addition, this team works in collaboration with other research firms, universities, institutes, and scientists. Our products have been the focus of numerous pre-clinical and clinical studies.

Some of our more recent collaborative research projects include:

1)
In December 2011, registration for “Nutrition and Personal Health Coaching”, a university-level course designed by the Department of Nutrition and Food Sciences at Texas Woman’s University (“TWU”), with input from Mannatech scientists, opened to the public. This unique, science-based, online course meets the growing demand of both health professionals and members of the general public who want to learn more about health and nutrition and discover how to implement this knowledge in realistic ways into their daily lives. It is taught by qualified members of the TWU faculty, including Dr. Chandan Prasad, Professor and Chairman of the Department of Nutrition and Food Sciences at TWU. The 45-hour course also includes a guest lecture from Dr. Sinnott about the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). Upon successful completion, participants will earn a Certificate of Completion of Training as well as continuing education credit hours. Talented undergraduate and PhD-level students at TWU will also benefit because the majority of the proceeds from the class will be used to fund research scholarships to deserving recipients.  Classes began in February 2012.

2)
In October 2011, the Australian government granted Dr. Talitha Best a 12-month Researchers in Business (“RiB”) grant to help develop research on Mannatech’s glyconutritional products. The RiB program is part of Enterprise Connect, an initiative within the Australian government’s Department of Innovation, Industry, Science and Research. The program is designed to accelerate industry innovation and competition by connecting university and public agency researchers with businesses that wish to develop new ideas with commercial potential. RiB initiatives are anticipated to play an important role in enhancing the transfer of university intellectual capital into practical business applications and to stimulate the dissemination of industry knowledge back into the research community. Exciting innovation is expected to flow from breaking down the cultural divide between academia and business. Dr. Talitha Best is a post-doctoral research fellow at the Nutritional Physiology Research Centre, University of South Australia (“UniSA”) and the Brain Sciences Institute, Swinburne University of Technology.

3)
In September 2011, a randomized, double-blind, placebo-controlled trial involving more than 100 subjects was published in the journal Applied Research in Quality of Life. In this study, healthy adults who consumed Ambrotose® complex powder reported numerous health and well-being benefits following 12 weeks of intake, compared with subjects taking a placebo. Some of the perceived benefits have been confirmed by formal cognitive testing, which was the subject of previous publications. Gastrointestinal effects were also among the perceived benefits reported by individuals who consumed Ambrotose® complex.(1) The study was conducted by Dr. Talitha Best, Associate Professor Eva Kemps (Flinders University) and Dr. Janet Bryan (UniSA).

4)
In June 2011, Dr. Talitha Best convened and chaired a symposium entitled “Eating behaviour from a cognitive experimental perspective” at the Society for Applied Research in Memory and Cognition’s (SARMAC) ninth international conference, which met in New York City. Scientists participating in Dr. Best’s symposium presented experimental findings from numerous studies that demonstrated the bi-directional relationship between eating behaviour and cognition. These studies explored the diverse and complex cognitive processes that are involved in, and affected by, eating behavior and dietary interventions. Specific dietary interventions under investigation included glucose, tea and plant-polysaccharides (Ambrotose® complex). Dr. Best also presented the results of a study (see below) that she recently conducted with Australian colleagues on Ambrotose® complex.

5)
In April 2011, Australian scientists presented the results of a randomized, double-blind, placebo-controlled trial at the 38th Australasian Experimental Psychology Conference in Auckland, New Zealand. The study showed that, shortly after taking a single 4 gram serving of Ambrotose® complex powder, healthy adults experienced improved memory and performed better on demanding cognitive tasks.(1) The product had no effect on blood glucose levels. The trial was led by Dr. Talitha Best. Study co-authors included Professor Peter Howe and Associate Professor Jon Buckley (UniSA) Dr. Janet Bryan and Professor Andrew Scholey (Swinburne University of Technology). Dr. Best’s study was presented as part of a symposium she convened and co-chaired with Professor Scholey, titled “Brains and food—detecting nutritional effects on cognition.”

6)
In January 2011, a study published in the European Journal of Clinical Nutrition indicated that intake of Advanced Ambrotose® powder resulted in a significant shift towards increased sialylation in the N-glycosylation profile of the serum of healthy adults. To the authors’ knowledge, this is the first study which has shown that dietary changes can affect serum glycosylation profiles. The lead author of this study was Dr. Azita Alavi, a Research Fellow at the Sir Joseph Hotung Centre for Musculoskeletal Disorders, Division of Cellular and Molecular Medicine, St. George’s University of London, U.K. Co–authors include St. George’s University researchers Professor John Axford, Dr. Edward Tarelli and Dr. Owen Fraser, and University of York, UK researcher Professor Martin Bland.

7)
In January 2011, Mannatech scientists presented a poster, “A review of human and animal studies assessing the effects of oral polysaccharides on cognitive function and mood”, at the Scripps Center for Integrative Medicine’s 8th Annual Natural Supplements Conference in San Diego, California.  The review, which reported that the most promising polysaccharide/cognition research in humans has been conducted on Mannatech’s Ambrotose® complex, also reported animal study data (conducted primarily on glucan products) that provides insight into possible mechanisms of action for polysaccharides on learning and memory.(1)

(1)	The FDA has not evaluated these statements. These products are not intended to diagnose, treat, cure or prevent any disease.

To support our research and development efforts, we have strategic alliances with our suppliers, consultants, and manufacturers that allow us to effectively identify and develop high-quality, innovative, proprietary products that increase our competitive advantage in the marketplace.

These efforts include developing and maintaining quality standards, supporting development efforts for new ingredients and compounds, and improving or enhancing existing products or ingredients. In addition, our research and development team identifies other quality-driven suppliers and manufacturers for both our global and regional needs.

3.
Quality Assurance Program. Mannatech uses only qualified manufacturing contractors to produce, test, and package our finished products. These contractors must be compliant and current with required certifications and they must strictly adhere to our own quality standards for all markets.  Certifications and guidelines that our contract manufacturers are required to carry and/or follow include:

•	the FDA’s current Good Manufacturing Practices for manufacturing, packaging, labeling, and holding of dietary supplements;

•	the FDA’s Good Manufacturing Practices for human food;

•	the requirements of the Natural Health Products Directorate of Canada;

•	the Korean Food and Drug Administration;

•	certification by the Therapeutic Goods Administration of Australia (“TGA”), when necessary;

•	the European Union’s Food Supplement Directive and Nutrition and Health Claims Regulations, as well as individual member state legislation;

•	the Taiwan Food and Drug Administration;

•	the Japan Ministry of Health Labor and Welfare;

•	the Singapore Health Sciences Authority; and

•	the South African Department of Health and Medicines Control Council.

We have an established quality assurance program designed to ensure our manufacturers’ compliance with these certifications and guidelines, and to ensure that proper controls are maintained during the manufacturing, evaluation, packaging, storage, and distribution of our products. These controls include a comprehensive supplier audit and surveillance program, third-party certifications, and continuous product monitoring.

A team of professionals, many of whom have extensive experience in the pharmaceutical industry, leads our in-house quality assurance program and continually monitors the quality of our products, including the production process.  In addition, they work with suppliers and manufacturers to develop quality standards for raw material components and products, and perform tests and inspections to ensure that finished products are safe and of high quality prior to release.

We require our dietary supplements to be packaged with seals to help minimize the risk of tampering. We also perform stability studies under both controlled ambient and accelerated temperature storage conditions to ensure label claims throughout the shelf life of our products.

To further ensure product quality, we seek qualified independent organizations to conduct further product testing.  To date, numerous products have been tested, and:

•
nine products are certified according to the NSF/ANSI 173 Dietary Supplement Standard—the only American National Standard for dietary supplements. This certification ensures that this product contains only the ingredients indicated on the label and is free of impurities, and that Good Manufacturing Practices were used in the manufacturing facility;

•	ten products are certified Kosher by OU Kosher, the trademark with the highest certification standards worldwide; and

•	twenty-six products have been tested and confirmed to be gluten-free by Covance Laboratories.

4.
High-Caliber, Industry-Leading Independent Associates. Our global team of independent associates is comprised of dedicated, hard-working, high-caliber individuals, many of whom have been associated with the network marketing industry for decades and have been loyal to us since our beginning in 1993. To capitalize on their wealth of knowledge and experience, we sponsor a panel of independent associates, called the “North American Associate Advisory Council” (the “Advisory Council”), which help identify and effectively relay the needs of our independent business-building associates to us. The members of the Advisory Council are elected by their peers and serve a three-year term. The Advisory Council meets periodically with our team of senior management to recommend changes, discuss issues, and provide new ideas or concepts, including a full spectrum of innovative ideas for additional quality-driven nutritional supplements aimed at maintaining optimal health and wellness.

5.
Support Philosophy for Our Independent Associates and Members. We are fully committed to providing the highest level of support services to our independent associates and members and believe that we meet expectations and build customer loyalty through the following:

•	providing efficient order processing centers to support operations;

•	offering highly-personalized and responsive customer service;

•	offering a satisfaction guarantee product return policy;

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

•	offering, in the United States and Canada, an effective compilation of online marketing/business tool called the MannaCastSM suite;

•	offering updated training/orientation and compliance programs for our independent associates;

•	providing strategically based distribution fulfillment centers to ensure products are shipped on time and at minimal cost;

•	inviting customer input on innovative product ideas, which is gathered and tabulated on www.mannathink.com; and

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

7.
Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. Our Board of Directors is composed of seven directors, including five independent directors. We believe our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

Business Strategy

Our long-term goal is to be one of the world’s leading network marketing companies founded on the best science-based proprietary products, along with a powerful global independent network distribution model. To achieve our goal, we believe we must focus on the following business priorities:

•
Attracting New Independent Associates and Retaining Existing Independent Associates. We continually examine our global associate career and compensation plan and periodically offer incentives in order to attract, motivate, and retain independent associates. We believe our global associate career and compensation plan encourages greater associate retention, motivation, and productivity.

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

Intellectual Property

Trademarks. We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2011, we had 43 registered trademarks in the United States and three trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2011, we also had 597 registered trademarks in 31 countries and 35 trademark applications pending in foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers.

Patents. We applied for patent protection in various countries for formulations and use of compositions and methods that relate to our Ambrotose® complex formulation. As of December 31, 2011, we had obtained 52 patents for technology related to the Ambrotose® formulation, five of which are in the United States and the remainder of which are in 31 foreign jurisdictions.  We have 14 pending patent applications in the United States pertaining to the technology related to our Ambrotose®, Ambrotose AO®, GI-ProBalance™, PhytoMatrix®, and FiberSlim ® product formulations, as well as an application pending in the field of biomarker assays. Overall, 72 patents in 31 jurisdictions have issued to Mannatech for the technology relating to our Ambrotose®, Ambrotose AO®, GI-ProBalance™, and PhytoMatrix® product formulations, as well as in the field of biomarker assays.  Currently, we have 92 patent applications pending in 29 jurisdictions relating to the technology supporting the above listed products as well as our FiberSlim® product and other technology patent applications not associated with a current Mannatech product. Depending on the jurisdiction, an issued patent grants us certain rights to prevent others from making, offering to sell, using, importing or selling the patented subject matter for the term of the patent. The exclusionary rights of these patents are national in scope.  Once issued, a patent can prevent other parties from making, using, offering for sale, selling, or importing the patented invention.

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

Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of new innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 372,000 and 403,000 independent associates and members purchasing our products and packs during the 12 months ended December 31, 2011 and 2010, respectively.

We offer a 10% discount to independent associates and members who enroll in our automatic monthly order program to promote operating efficiencies, through which our independent associates can receive a standing order every four weeks and our members can receive a standing order once a month. Automatic monthly orders, on average, account for approximately 74% of our total orders placed during a calendar month.

Independent Associate Development. Network marketing consists of enrolling individuals who build a network of independent associates, members, and retail customers who purchase products. We support our independent associates by providing an array of support services that can be tailored to meet individual needs, including:

•	offering educational meetings and corporate-sponsored events that emphasize business-building and compliance related information;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;

•	providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;

•	maintaining an efficient decentralized ordering and distribution system;

•	providing highly personalized and responsive order processing and customer service support accessible by multiple communication channels including telephone, Internet, or e-mail;

•	offering 24-hour, seven days a week access to information and ordering through the Internet;

•	offering Success TrackerTM, a customized business-building genealogy system, which contains graphs, maps, alerts, reports, and web video conferencing for our independent associates;

•	offering the MannaCastSM suite of online business tools in the United States and Canada; and

•	providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment.

We provide product and network marketing training and education for new independent associates. This includes a unique global training/orientation program that uses audio, video and web components to familiarize new associates with the Company, and includes short, segmented trainings on how to succeed as part of the sales force. We also regularly provide training on using online tools such social media and our own suite of web marketing tools specifically designed for associates to use. We also offer a variety of brochures, monthly newsletters, and other promotional materials to associates to assist in their sales efforts, training, and continuing education. We continually update our training and promotional materials to provide our associates with the most current information and motivational tools.

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

Based upon our knowledge of industry-related network marketing compensation plans, we believe our global associate career and compensation plan remains strong in the industry and is currently among the most financially rewarding plans offered. Together, our commissions and incentives range approximately from 42% to 45% of our consolidated net sales.

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

Our global associate career and compensation plan identifies and pays 19 types of commissions to our qualified independent associates, which are based on the following:

•	generating product sales from an independent associate’s global downline to earn certain achievement levels;

•	enrolling new independent associates or members who place a product order;

•	obtaining certain achievement levels and enrolling other independent associates who place monthly automatic orders in a downline;

•	obtaining and developing certain achievement levels within their downline organizations to qualify for additional bonuses;

•	building a team of six qualified independent associates in their global downlines who order products regularly; and

•	various other incentive programs.

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

Our legal/compliance program also provides our independent associates with a standardized and anonymous complaint process. When a complaint is filed against an independent associate, our legal/compliance department conducts a mandatory investigation of the allegations, if warranted. Depending on the nature of the violation, we may suspend or terminate the non-compliant associate’s agreement or we may impose various sanctions, including written warnings, probation, withholding commissions, and termination of associate status. We will terminate any associate’s agreement for making claims that our products can treat, cure, mitigate or prevent any disease, unless such claim is de minimus and isolated.

Product Return Policy. We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our independent associates and members to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our independent associates and members are as follows:

•
Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original independent associate who sold the product and receive a full cash refund by the independent associate for the first 180 days following the product’s purchase, if located in the United States and Canada, and for the first 90 days following the product’s purchase in the remaining countries. The independent associate may then return or exchange the product based on the independent associate product return policy.

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

We also maintain a written service continuity disaster recovery plan, which was developed using the guidelines published by the National Institute of Standards of Technology to minimize the risk of loss due to any interruption in business. Our disaster recovery plan encompasses all critical aspects of our business and identifies contacts and resources. Additionally, we perform daily backup procedures and proactively monitor various software, hardware, and network infrastructure systems. We also perform routine maintenance procedures and periodically upgrade our software and hardware to help ensure that our systems work efficiently and effectively and to minimize the risk of business interruption. Although we maintain an extensive disaster recovery plan, a long-term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business. Please see “Risk Factors – If our information technology system fails, our operations could suffer.”

We continue to enhance our information technology, websites, and e-commerce platforms to remain competitive and efficient.

Government Regulations

Domestic Regulations. In the United States, governmental regulations, laws, administrative determinations, court decisions, and similar legal requirements at the federal, state, and local levels regulate companies such as ours and network marketing activities. Such regulations address, among other things:

•	direct selling and network marketing systems;
•	transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;
•	taxation of independent associates and requirements to collect taxes and maintain appropriate records;
•	how a company manufactures, packages, labels, distributes, imports, sells, and stores products;
•	product ingredients;
•	product claims;
•	advertising; and
•	the extent to which companies may be responsible for claims made by independent associates.

The following governmental agencies regulate various aspects of our business and our products in the United States:

•	the FDA;
•	the Federal Trade Commission (the “FTC”);
•	the Consumer Product Safety Commission;
•	the Department of Agriculture;
•	the Environmental Protection Agency;
•	the United States Postal Service;
•	state attorney general offices; and
•	various agencies of the states and localities in which our products are sold.

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, over-the-counter drugs, medical devices, and pharmaceuticals. In January 2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body”. In the rule and its preamble, the FDA distinguished between permitted claims under the Federal Food, Drug and Cosmetic Act (the “Act”), relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease. In June 2007, the FDA issued a rule, as authorized under the Act that defined current Good Manufacturing Practices in the manufacture and holding of dietary supplements. Effective January 1, 2006, legislation required specific disclosures in labeling where a food, including a dietary supplement, contains an ingredient derived from any of eight named allergens. Legislation passed at the end of 2006 now requires us to report to the FDA any reports of “serious adverse events” associated with the use of a dietary supplement or an over-the-counter drug that is not covered by new drug approval reporting.

The Dietary Supplement Health and Education Act of 1994, referred to as DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements and statutorily created a new class entitled “dietary supplements.” Dietary supplements include vitamins, minerals, herbs, amino acids, and other dietary substances used to supplement diets. A majority of our products are considered dietary supplements as outlined in the Act, which requires us to maintain evidence that a dietary supplement is reasonably safe. A manufacturer of dietary supplements may make statements concerning the effect of a supplement or a dietary ingredient on the structure or any function of the body, in accordance with the regulations described above. As a result, we make such statements with respect to our products. In some cases, such statements must be accompanied by a statutory statement that the claim has not been evaluated by the FDA and that the product is not intended to treat, cure, mitigate, or prevent any disease, and the FDA must be notified of such claim within 30 days of first use.

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

•
the Health Law and various Official Mexican Standards, the consumer protection law, the Mexican Corporate law, the Foreign Investment Law, the Federal Labor law in Mexico, as well as various municipal and state regulations and codes;

•
various Business, Civil, and Labor Codes in the Czech Republic as well as the Consumer Protection Act, and regulations and edicts of various government agencies such as The Ministry of Health, National Institute of Public Health, State Institute of Drug Control and the Czech Agriculture and Food Inspection Authority;

•	the Consumer Protection Act in Estonia, and in the area of food supplements the Veterinary and Food Board also enforces local legislation including Estonia Food Act and Medicine Act;

•	the Finnish Food Act, the Finnish Food Packaging and Consumer Protection Acts, Act on Unfair Business Practice Act, Decrees and other regulations in Finland;

•	the Consumer Protection Act of 2007, the Distance Selling Regulations Act of 2001 in Ireland; and

•
various European Union (“EU”) regulations and pronouncements address both our selling activities and the sale of food supplements in EU member nations, however, at the current time the local statutes and regulations stated above are ascendant to the EU pronouncements if in conflict.  The primary EU regulations pertaining to Food Supplements include: the EU Food Supplement Directive (2002/46/EC) and Nutrition and Health Claims Regulations (2006/1924/EC).

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

In Australia, our network marketing system is subject to Australia’s federal and local regulations. Our global associate career and compensation plan is designed to comply with Australian law and the requirements of Australia’s Trade Practices Act. The Australian Trade Practices Administration and various other governmental entities regulate our business and trade practices, as well as those of our independent associates. Australia’s Therapeutic Goods Act, together with the Trade Practices Act, regulates any claims or representations relating to our products and our global associate career and compensation plan. An agreement to establish a joint scheme for the regulation of therapeutic products was signed by both the New Zealand and Australian governments in December 2003. The agency was initially expected to begin operating in July 2005, but on July 16, 2007, the New Zealand government announced that it would not proceed with legislation for the establishment of the joint agency because it did not have sufficient support of the New Zealand parliament. However, both the Australian and New Zealand governments remain committed to the vision of the joint agency and are expected to revisit it again in the future. The proposed harmonization of laws and regulatory bodies is anticipated to provide a more consistent approach to dietary supplement laws between the two countries.

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

In South Africa, there are no specific regulations for the network marketing industry. In general, the Consumer Affairs Act 1988, the Competition Act 1998, and the Advertising Standards Authority Code of Advertising Practice (a voluntary code enforced by the media) govern business practices. The products are classified as complementary medicines for which there are no specific regulations. The Foodstuffs, Cosmetics and Disinfectants Act 1972, and the Medicines and Related Substances Act 1965 currently apply.

In Singapore, the network marketing industry is governed by the Multi-Level Marketing and Pyramid Selling (Prohibition) (Amendment) Act and the accompanying Pyramid Selling (Excluded Schemes and Arrangements) Order 2000 and Order 2001. General business practices and advertising are regulated under the Consumer Protection (Fair Trading) Act 2003, as amended, and its accompanying regulations. The products are classified as food and supplements of a food nature, which are governed by the Sale of Food Act and the Singapore Food Regulations. Cosmetics and products that rise to the level of medicinal and other health-related products are regulated under various regulations such as the Medicines Act, the Poisons Act, the Sale of Drugs Act, the Medicines (Advertisement and Sale) Act and the Misuse of Drug Regulations.

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

Norway exercises a border control of products and their composition upon importation. Import products must be registered in an Import Reporting Registry, and the regulations are enforced by the customs authorities. Our products must be compliant with Norwegian regulations in order to be admitted for admission through customs into Norway. In Norway Door-to-Door Selling is allowed, provided the Guidelines from the Norwegian Consumer Agency are followed. Likewise, telephone-selling is allowed provided the agency’s guidelines are followed. Home-selling in Norway is also allowed. All of our sales in Norway are subject to a 14-day right to cancel by the consumers.

In Mexico, as in many other markets, there are no specific regulations directly related to the direct selling or network marketing industry. However, all product sales and business offerings must comply with the Consumer Protection Law, which is enforced by the Consumer Protection Agency. Food supplements and medicines are subject to the Health Law and various Official Mexican Standards, which are enforced by the Health Ministry and The Federal Commission for Protection Against Sanitary Risk. Mexican Customs Law and its regulations govern the general importation of our products into Mexico. We are subject to the Mexican Corporate Law, which is enforced by the Mexican courts and to the Federal Labor Law enforced by the Labor Courts. In Mexico, we are also subject to the Foreign Investment Law and its regulations administered by the Ministry of Economy. We are required to register before the Mexican System for Business Information at the appropriate Business Chamber under the Organizations Law.

In the Czech Republic, there are no specific regulations or special legislation that limit the network marketing industry.  Network marketing is considered to be a specific form of general sale and is generally subject to various provisions of the Business Code (Act. Nr. 513/1992 Coll.), Civil Code (Act. Nr. 40/1964 Coll.), Labor Code (Act. No. 262/2006 Coll.), Trade License Act (Act. Nr. 455/1991 Coll.), Consumer Protection Act (Act. Nr. 634/1992 Coll.) and related legislation.  The status of independent contractor/sales distributor  is primarily regulated by the Trade License Act (Act. Nr. 455/1991 Coll), which requires sales distributors to maintain a trade license. Additionally, the regulation of food supplements is harmonized throughout the EU and, therefore, the supplements must conform to the EU standards.  Enforcement of Czech-specific regulations is undertaken by the Ministry of Health, National Institute of Public Health, State Institute of Drug Control and the Czech Agriculture and Food Inspection Authority.

In Estonia,  there are no specific regulations governing the network marketing business, but the business is generally regulated under the Consumer Protection Act.  Also, independent distributors are required to register as sole proprietors with the Tax and Customs Board before entry into associate agreements.  Mannatech must also comply with various EU regulations.  The Veterinary and Food Board also enforces local legislation including Estonia Food Act and Medicine Act.

In Finland, the Finnish Food Act, the Finnish Food Packaging and Consumer Protection Acts, Act on Unfair Business Practice Act, Decrees and other regulations, as well as applicable EU regulations, regulate Mannatech products, product information, and the way Mannatech promotes its products.  Additionally, certain principals applicable to multi-level marketing under the Money Collection Act (255/2006) apply to Mannatech’s activities. Lastly, persons engaged in the manufacture, commission of manufacture or import of food supplements, must submit a written notification to the Finnish Food Safety Authority when marketing and selling in Finland.  A notification is also required when the composition of preparation changes in terms of characteristics of substances or the preparation is withdrawn from the market.

In the Republic of Ireland, the primarily relevant legislation is the Consumer Protection Act of 2007, the Distance Selling Regulations Act of 2001, and the codes of practice of the Direct Selling Association of Ireland and the Advertising Standards Authority for Ireland.  There is no equivalent in Irish law to the UK Trading Schemes Regulations, but the Direct Selling Association of Ireland codes, while not as prescriptive, contain many similar requirements.  Lastly, the regulation of food and food supplements are generally harmonized throughout the EU and must conform to EU standards.

Other Regulations. Our operations are also subject to a variety of other regulations, including:

•	social security taxes;

•	value-added taxes;

•	goods and services taxes;

•	sales taxes;

•	consumption taxes;

•	income taxes;

•	customs duties;

•	employee/independent contractor regulations;

•	employment, service pay, retirement pay, and profit sharing requirements;

•	import/export regulations;

•	federal securities laws; and

•	antitrust laws.

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

Competition

Other Nutritional Supplement Companies. The nutritional supplement industry is steadily gaining momentum and is intensely competitive. Our current direct competitors selling similar nutritional products include:

•	Herbalife Ltd.;

•	Nature’s Sunshine Products, Inc.;

•	NOW Foods;

•	Nu Skin Enterprises, Inc.;

•	Reliv’ International, Inc;

•	Schiff Nutrition International, Inc.;

•	Solgar Vitamin and Herb Company, Inc.;

•	Swanson Health Products; and

•	Usana Health Sciences, Inc.

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

We compete with other direct selling and network marketing companies for new independent associates and for retention of continuing independent associates. Some of our competitors have longer operating histories, are better known, or have greater financial resources. These companies include:

•	Amway Corporation;

•	Body Wise International, Inc.;

•	Envion International;

•	Forever Living Products, Inc.;

•	Herbalife International, Inc.;

•	Mary Kay, Inc.;

•	Nature’s Sunshine Products, Inc.;

•	New Vision International;

•	Nu Skin Enterprises, Inc.;

•	Reliv’ International, Inc.;

•	Schiff Nutrition International, Inc.;

•	Shaklee Worldwide;

•	Usana Health Sciences, Inc.; and

•	Visalus Sciences.

The availability of independent associates decreases when other network marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our unique patented, proprietary blend of high-quality products;

•	our 18-year track record in the business of selling nutritional products;

•	our model which does not require our independent associates to carry inventory or accounts receivable;

•	our unique and financially rewarding global associate career and compensation plan;

•	our innovative marketing and educational tools; and

•	our easy and convenient delivery system.

Employees

At December 31, 2011, we employed 387 people around the world, as set forth below:

	2011	2010
United States	236	338
Australia	34	36
United Kingdom	29	30
Japan	28	28
Republic of Korea	25	27
Taiwan	17	18
Mexico	10	4
Switzerland	5	6
Canada	2	1
South Africa	1	1
Total	387	490

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

As of December 31, 2011, we had approximately 372,000  independent associates and members who purchased our products within the last 12 months, of which 154 occupied the highest associate level under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

3. The loss of key management personnel could adversely affect our business.

We depend on the continued services of our executive officers and senior management team as they work closely with independent associate leaders and are responsible for our day-to-day operations. Our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. Although we have entered into employment agreements with certain members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us.  The loss or limitation of the services of any of our executive officers or members of our senior management team, including our regional and country managers, or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, results of operations, or independent associate relations.

4. An increase in the amount of commissions and incentives paid to independent associates and members reduces our profitability.

The payment of commissions and incentives, including bonuses and prizes, is our most significant expense. Together, our commissions and incentives range approximately from 42% to 45% of our consolidated net sales. We closely monitor the amount of commissions and incentives as a percentage of net sales, and may periodically adjust our compensation plan to better manage these costs. There can be no assurance that changes to the compensation plan will be successful in achieving target levels of commissions and incentives as a percentage of net sales and preventing these costs from having a significant adverse effect on our earnings. Furthermore, such changes may make it difficult to attract and retain independent associates or cause us to lose some of our existing independent associates.

5. If our international markets are not successful, our business could suffer.

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

6.  If we are unable to protect our proprietary rights of our products, our business could suffer.

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

We have filed patent applications for the technology relating to Ambrotose®, Ambrotose AO®, Phytomatrix®, GI-ProBalance™ and FiberSlim® in the United States and certain foreign countries. As of December 31, 2011, we had received 52 patents for the technology relating to Ambrotose® complex, five of which were issued in the United States and the remainder in 31 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our  products may not issue or that the patent protection  granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

7. Adverse or negative publicity could cause our business to suffer.

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

13.  A downturn in the economy has affected consumer purchases of discretionary items such as the health and wellness products that we offer, which could continue to have an adverse effect on our business, financial condition, profitability, and cash flows.

We appeal to a wide demographic consumer profile and offer a broad selection of health and wellness products. A downturn in the economy has adversely impacted consumer purchases of discretionary items such as health and wellness products. During the last few years, the United States and global economies slowed dramatically as a result of a variety of problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets, and volatility in worldwide stock markets. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S. and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. These economic conditions could cause many of our existing and potential associates to delay or reduce purchases of our products for some time, which in turn could continue to harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict the duration of these economic conditions or the impact they will have on our consumers or business. For additional information regarding current economic conditions and their impact on our results of operations, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

14.  If we incur substantial liability from litigation, complaints, or enforcement actions or incur liabilities or penalties resulting from misconduct by our independent associates, our financial condition could suffer.

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

15. Challenges by private parties to the form of our network marketing system could harm our business.

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

16. If our network marketing activities do not comply with government regulations, our business could suffer.

Many governmental agencies regulate our network marketing activities. A government agency’s determination that our business or our independent associates have significantly violated a law or regulation could adversely affect our business. The laws and regulations for network marketing intend to prevent fraudulent or deceptive schemes. Our business faces constant regulatory scrutiny due to the interpretive and enforcement discretion given to regulators, periodic misconduct by our independent associates, adoption of new laws or regulations, and changes in the interpretation of new or existing laws or regulations. For example, in July 2007, the Texas Attorney General filed suit against us, MannaRelief Ministries, Samuel L.Caster, the Fisher Institute, and H. Reginald McDaniel alleging violations of the Texas Deceptive Trade Practices Act and the Texas Food, Drug and Cosmetic Act. We subsequently reached an agreement with the Texas Attorney General’s office settling the enforcement action. Without admitting any wrongdoing, we agreed to refund up to $4 million to certain members and paid $2 million to cover fees and expenses of Texas regulators. We also made certain corporate governance changes required by the Texas Attorney General’s office and have taken a number of actions to address concerns raised by the Texas Attorney General. If we are unable to comply fully with the provisions of the settlement, Texas regulators could pursue further remedies that may impact our business.

In addition, in the past and because of the industry in which we operate, we have experienced inquiries regarding specific independent associates.

17.  If government regulations regarding network marketing change or are interpreted or enforced in a manner adverse to our business, we may be subject to new enforcement actions and material limitations regarding our overall business model.

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

18. If we violate governmental regulations or fail to obtain necessary regulatory approvals, our operations could be adversely affected.

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

Any unexpected new regulations or changes in existing regulations could significantly restrict our ability to continue operations, which could adversely affect our business. For example, changes regarding health and safety and food and drug regulations for our nutritional products could require us to reformulate our products to comply with such regulations.

In some foreign countries, nutritional products are considered foods, while other countries consider them drugs. Future health and safety or food and drug regulations could delay or prevent our introduction of new products or suspend or prohibit the sale of existing products in a given country or marketplace. In addition, if we expand into other foreign markets, our operations or products could also be affected by the general stability of such foreign governments and the regulatory environment relating to network marketing and our products. If our products are subject to high customs duties, our sales and competitive position could suffer as compared to locally produced goods. Furthermore, import restrictions in certain countries and jurisdictions could limit our ability to import products from the United States.

19.   Increased regulatory scrutiny of nutritional supplements as well as new regulations that are being adopted in some of our markets with respect to nutritional supplements could result in more restrictive regulations and harm our results if our supplements or advertising activities are found to violate existing or new regulations or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations.

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements on us and increase the cost of doing business. In several of our markets, new regulations have been adopted, or are likely to be adopted, in the near-term that will impose new requirements, make changes in some classifications of supplements under the regulations, or limit the claims we can make. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. In Europe, for example, we are unable to market supplements that contain ingredients that have not been previously marketed in Europe without going through an extensive registration and approval process. Europe is also expected to adopt additional regulations in the near future to set new limits on acceptable levels of nutrients. The FDA has implemented Good Manufacturing Practices for the U.S. nutritional supplement industry. Our operations could be harmed if new regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable regulatory requirements, if the cost of complying with regulatory requirements increases materially, or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

20.  If our information technology system fails, our operations could suffer.

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

21.  Currency exchange rate fluctuations could reduce our overall profits.

In 2011 and 2010, we recognized 58.2% and 55.9%, respectively, of net sales in markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

22. We may be held responsible for certain taxes or assessments relating to the activities of our independent associates, which could harm our financial condition and operating results.

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

23. Our Equity Line with Dutchess may not be available to us if we elect to make a draw down.

        On September 16, 2010, we entered into an Investment Agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP, a Delaware limited partnership (the “Investor”). Pursuant to the Investment Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 of our common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement (the “Equity Line”). Dutchess will not be obligated to purchase shares under the Equity Line unless certain conditions are met, which include: effectiveness of the registration statement; the continued listing of our stock on the NASDAQ Global Select Market; our compliance with our obligations under the Investment Agreement and Registration Rights Agreement entered into with Dutchess; the absence of injunctions or other governmental actions prohibiting the issuance of common stock to Dutchess; the absence of violations of shareholder approval requirements with respect to such issuance of our common stock to Dutchess; the accuracy of representations and warranties made to Dutchess; and approval of the Equity Line transaction by our board of directors. If we are unable to access funds through the Equity Line, we may be unable to access capital on favorable terms or at all.

24. Any draw downs under our Equity Line with Dutchess may result in dilution to our shareholders.

If we sell shares to Dutchess under the Equity Line, it will have a dilutive effect on the holdings of our current shareholders, and may result in downward pressure on the price of our common stock. If we draw down amounts under the Equity Line, we will issue shares to Dutchess at a discount of up to 4% from the average price of our common stock. If we draw down amounts under the Equity Line when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing and may further decrease our share price.

25.  Our stock price is volatile and may fluctuate significantly.

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

26.   Our failure to comply with the NASDAQ Global Select Market continued listing standards may adversely affect the price and liquidity of our shares of common stock as well as our ability to raise capital in the future.

Our common stock is currently listed on the NASDAQ Global Select Market. Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining listing on Nasdaq. If we are unsuccessful in maintaining compliance with the continued listing requirements of Nasdaq, then our common stock could be delisted. If our common stock is delisted and we cannot obtain listing on another major market or exchange, our common stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our common stock’s trading price. Delisting may also restrict us from issuing additional securities or securing financing.

On August 11, 2011, we received a letter from Nasdaq (the “Notice”) notifying us that the closing bid price of our  common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, we no longer complied with the minimum bid price requirement under Listing Rule 5450(a)(1) for continued listing on Nasdaq. The Notice also stated that we  had been provided an initial compliance period of 180 calendar days, or until February 7, 2012, to regain compliance with the minimum bid price requirement. Effective January 13, 2012, we amended our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock at a ratio of 1-for-10. The primary purposes of the reverse stock split was to increase the per-share market price of our common stock in order to maintain its listing on Nasdaq, encourage investor interest in Mannatech, and promote greater liquidity for our existing shareholders. On January 31, 2012, we received a letter from The Nasdaq Stock Market confirming that we had regained compliance with the minimum bid price requirement for continued listing on Nasdaq.

While the reverse stock split allowed us to regain compliance with the minimum bid price requirement and prevent Nasdaq from delisting our common stock, it is possible that, even if an increased per-share price can be maintained, we may not be able to continue to satisfy the additional criteria for continued listing of our common stock on Nasdaq. To continue to have our common stock eligible for continued listing on Nasdaq, we would also need to satisfy additional criteria under at least one of the three standards set forth by the Nasdaq Stock Market. Under Equity Standard Listing Rules 5450(a) and 5450(b)(1), these criteria require, in addition to the $1.00 minimum bid price, that:

•	we have shareholders’ equity of at least $10 million;

•
our public float must consist of at least 750,000 shares with a market value of at least $5 million (public float is defined under Nasdaq’s rules as the shares held by persons other than officers, directors and beneficial owners of greater than 10% of our total outstanding shares);

•	there be at least 400 shareholders;

•	there be at least two market makers for our common stock; and

•	we comply with certain corporate governance requirements.

As of the date of issuance of this report, we were in compliance with these continued listing requirements. However, we cannot assure you that we will be successful in continuing to meet all requisite continued listing criteria.

27. Certain shareholders, directors, and officers own a significant amount of our stock, which could allow them to influence corporate transactions and other matters.

 As of December 31, 2011, our directors, executive officers, and a major shareholder, collectively with their families and affiliates, beneficially owned approximately 35.3% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

28.  We have implemented anti-takeover provisions that may help discourage a change of control.

Certain provisions in our articles of incorporation, bylaws, and the Texas Business Organizations Code help discourage unsolicited proposals to acquire our company, even if the proposal may benefit our shareholders. Our articles of incorporation authorize the issuance of preferred stock without shareholder approval. Our Board of Directors has the power to determine the price and terms of any preferred stock. The ability of our Board of Directors to issue one or more series of preferred stock without shareholders’ approval could deter or delay unsolicited changes of control by discouraging open market purchases of our common stock or a non-negotiated tender or exchange offer for our common stock. Discouraging open market purchases may be disadvantageous to our shareholders who may otherwise desire to participate in a transaction in which they would receive a premium for their shares.

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

29. We are not required to pay dividends, and our Board of Directors may decide not to declare dividends in the future.

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

30.  Concentration Risk

A significant portion of our revenue is derived from our core Ambrotose® complex products which include the Ambrotose® products and Advanced Ambrotose® products. A decline in sales value of such legacy products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from the core Ambrotose® products were as follows for the years ended December 31, 2011, 2010 and 2009  (in thousands, except percentages):

	2011		2010		2009
	Sales by product	% of total net sales	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$66,893	33.3%	$61,458	26.9%	$65,360	22.6%
Ambrotose®	15,513	7.7%	19,078	8.4%	25,413	8.8%
Total	$82,406	41.0%	$80,536	35.3%	$90,773	31.4%

Our business is not currently exposed to customer concentration risk given that no independent associate has ever accounted for more than 10% of our consolidated net sales.

Circumstances and conditions may change. Accordingly, additional risks and uncertainties not currently known, or that we currently deem not material, may also adversely affect our business operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size		Expiration date
Coppell, Texas (corporate headquarters)	110,000	sq. feet	March 2018
Coppell, Texas (distribution center)	75,000	sq. feet	March 2018
St. Leonards, Australia (Australian headquarters)	850	sq. meters(1)	August 2013
Didcot, Oxfordshire (combined U.K. headquarters and distribution center)	16,631	sq. feet	July 2012
Minato-ku, Tokyo, Japan (Japanese headquarters)	296	Tsubos(2)	November 2012
Ganganm-gu, Seoul, Korea (Republic of Korea headquarters)	717	Pyong (3)	June 2013
Taipei, Taiwan (Taiwan headquarters)	254	pings (4)	June 2012
Zug, Switzerland (Switzerland headquarters)	680	sq. meters(5)	October 2013
Markham, Ontario (Canada headquarters)	3,097	sq. feet	September 2012
Bedfordview, South Africa	383	sq. meters(6)	March 2015
Guadalajara, Mexico (customer service center)	1550	sq. meters(7)	February 2016
Mexico City, Mexico (customer service center)	179	sq. meters(8)	November 2015

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

Item 4.   Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock. On February 12, 1999, we completed our initial public offering. Our common stock is currently trading on the NASDAQ Global Select Market under the symbol “MTEX.” Effective January 13, 2012, we amended our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock at a ratio of 1-for-10. The primary purpose of the reverse stock split was to increase the per-share market price of our common stock in order to maintain our listing on Nasdaq. As of March 26, 2012, we had an aggregate of 2,647,735 shares of our common stock outstanding and the closing price on such date was $3.77. Below are the high and low closing prices of our common stock as reported on the Nasdaq for each quarter of the fiscal years ended December 31, 2011 and 2010, as adjusted for the 1-for-10 reverse stock split:

2011:	Low	High
First Quarter	$16.20	$20.60
Second Quarter	$9.30	$17.50
Third Quarter	$5.26	$9.70
Fourth Quarter	$4.01	$7.90
2010:
First Quarter	$27.80	$44.10
Second Quarter	$18.90	$42.30
Third Quarter	$20.00	$29.80
Fourth Quarter	$16.20	$21.90

Holders. As of March 26, 2012, there were 1,135 shareholders of record.

Dividends. In the third quarter of 2009, our Board of Directors suspended the quarterly cash dividend payment to shareholders due to the Company’s financial performance, protracted worldwide economic recession, and the internal funding needs of new initiatives designed to accelerate sales and associate recruitment. See “Risk Factors—We are not required to pay dividends, and our Board of Directors may decide not to declare dividends in the future” in Item 1A of this Form 10-K for further discussion related to future payment of dividends.

Stock Options. The following table provides information as of March 26, 2012 about our common stock that may be issued upon the exercise of stock options under our existing stock option plan, as adjusted for the 1-for-10 reverse stock split that became effective January 13, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan	130,665	$22.39	40,230
Equity compensation plans not approved by Shareholders	—	—	—
Total	130,665		40,230

In February 2008, our Board of Directors approved our 2008 Stock Incentive Plan (the “2008 Plan”), which reserves up to 100,000 shares, as adjusted for the 1-for-10 reverse stock split, for issuance of stock options and restricted stock to our employees, members of the Board of Directors, and consultants, plus any shares reserved under our then-existing, unexpired stock plan for which options had not been issued plus any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by our shareholders at our 2008 Annual Shareholders’ Meeting. Currently, the 2008 Plan is the only stock incentive plan under which we may grant options.

Sales of Unregistered Securities.

None.

Uses of Proceeds from Registered Securities.

None.

Issuer Purchases of Equity Securities.

On July 14, 2011, our Board of Directors authorized the reactivation of the stock repurchase program previously approved by the Board of Directors on June 30, 2004 (the “June 2004 Plan”). Under the June 2004 Plan, as reactivated on July 14, 2011 and amended on March 21, 2012, we are authorized to repurchase, in the open market the lesser of (i) 131,756 shares, as adjusted for the 1-for-10 reverse stock split, and (ii) $1.3 million in shares of our common stock. During July 2011, we repurchased 528 shares of our common stock in the open market under the June 2004 Plan. The total cost and average price per share were approximately $5,000 and $9.43, respectively. As of March 26, 2012, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672 as adjusted for the 1-for-10 reverse stock split.

The following table summarizes share repurchase activity during the year ended December 31, 2011 as adjusted for the 1-for-10 reverse stock split that became effective January 13, 2012:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
July 1 – July 31	528	$9.43	528	19,084
Total	528	–	528	19,084
________________

(1)
On August 28, 2006, our Board of Directors approved a second program permitting the purchase in the open market, of up to $20 million of our outstanding shares (the “August 2006 Plan”).  No shares have ever been purchased under the August 2006 Plan.  We do not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

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

	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data:	(in thousands, except per share amounts)
Net sales	$200,689	$228,088	$289,705	$332,703	$412,678
Gross profit	$82,843	$98,015	$96,477	$134,544	$163,846
Income (loss) from operations	$(16,889)	$(11,481)	$(25,594)	$(14,499)	$7,609
Net income (loss)	$(20,659)	$(10,616)	$(17,368)	$(12,628)	$6,594
Earnings (loss) Per Common Share:
Basic	$(7.80)	$(4.01)	$(6.56)	$(4.77)	$2.49
Diluted	$(7.80)	$(4.01)	$(6.56)	$(4.77)	$2.45
Weighted-Average Common Shares Outstanding:
Basic	2,649	2,649	2,647	2,646	2,644
Diluted	2,649	2,649	2,647	2,646	2,689
Other Financial Data:
Capital expenditures	$1,564	$3,764	$4,896	$5,633	$13,446
Dividends declared per common share	$—	$—	$0.40	$2.20	$3.60
Consolidated Balance Sheet Data:
Total assets	$58,270	$81,423	$102,302	$124,058	$152,454
Long-term liabilities	$6,741	$8,103	$8,339	$9,813	$9,431

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the three years ended December 31, 2011, 2010, and 2009. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements and related notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system. We operate in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway, Sweden, Mexico, the Czech Republic, Estonia, Finland, and the Republic of Ireland. Our Switzerland office was created to manage certain day-to-day business needs of non-North American markets.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 372,000 independent associates and members who had purchased our products and/or packs during the last 12 months, who we refer to as current independent associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in twenty-one countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

We introduced several concepts at the end of 2010 that we believed would be instrumental in effectively navigating through the challenging economic times.  These concepts included: (i) achieving desired levels of revenue largely through attracting and retaining associates; (ii) international expansion; (iii) new product introductions; and (iv) financial discipline.

The primary challenge of 2010 was the overall reduction in recruiting, which continued during 2011 and resulted in revenue declines.

In January 2011, we began selling products in Mexico.  We opened customer service centers in Guadalajara and Mexico City.  In late 2011, we opened a training center in Monterrey.  In addition to the Mexico launch, we began operations in  the European countries of Czech Republic, Estonia, Finland, and the Republic of Ireland in June 2011.  These markets constituted 1% of the consolidated revenue during 2011.  We continue to believe the international markets will constitute the majority of revenue growth in the future.

As a company devoted to nutritional innovation, we consider our intellectual property to be one of our most valuable corporate assets. In 2011, we received six patents for technologies related to our Ambrotose® and Ambrotose AO® products, five of which were issued by international patent offices. Our Ambrotose® and Ambrotose AO® technologies have been granted patents from governing bodies around the world. We believe these patents further establish our Company as an industry leader in nutrition and wellness technologies.

In 2011, we continued to focus on product development in an effort to continually improve and reformulate our existing products.  An example of this was the introduction of our Omega-3 supplement that now contains Vitamin D3.  The decision to add Vitamin D3 was prompted by the rapidly expanding scientific research documenting the extensive health benefits of Vitamin D3.

During 2011, we continued to focus on restoring profitability and generating positive cash flow.  In June 2011, we announced a restructuring of our US operations and elimination of 98 work force positions.  The restructuring reduced the costs of operations by $7.2 million for the second half of 2011.  Additionally, as opportunities were identified, other operating costs were reduced internationally.

Our consolidated balance sheet at the end of the year remained stable in comparison to 2010.  We continued to operate virtually debt-free during 2011.  Although we generated a consolidated net loss, our cash and cash equivalents as well as our liabilities remained essentially unchanged.  A large portion of the consolidated net loss was generated by depreciation expense amounting to $5.7 million from our Enterprise Resource Planning (“ERP”) system, which went into operation in 2007 and is recorded as computer software costs within property and equipment on our balance sheet.  In 2012, the remaining net book value of the ERP system will be fully recognized by the second quarter reducing depreciation expense as compared to 2011.  The reduction in depreciation expense along with continued financial discipline should improve operating income.

We continue to increase operational efficiency. We have made certain changes to our management structure to provide stronger foundation for growth and better align our organization with our long-term goals. We believe that efficiencies gained from the organization realignment will help us to improve cost controls and distinguish us in the marketplace by adding emphasis to brand management, associate recruitment, new product development, and international expansion.

Even during difficult times, we have maintained our focus to be a generous and socially responsible company. We continue our charitable donations to MannaRelief, a non-profit organization that provides charitable services for children in need. In 2010, MannaRelief and Mannatech partnered together to launch the Give for RealSM  program. This “donation-through-consumption” initiative was designed to allow consumers and associates to help undernourished children around the world. For every purchase on an automatic order containing certain products, Mannatech provides  nutritional supplements through donations to MannaRelief for children in need worldwide.

In 2012, our primary goal is to restore sales volume, profitability, and generate positive cash flow.  In order to achieve these financial goals the company plans to: (i) launch a new product during the second quarter which will combine the best technologies from our vast patent portfolio of over 70 patents into a single compelling and affordable product; (ii) introduce a sales system to our associates that will allow world-wide recruitment of both consumers and business builders; and (iii) continue to build the markets launched in 2011.  Finally, we will continue to aggressively identify and reduce operational expenses and ensure any incremental revenue growth results in additional profitability and cash flow.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2011 and 2010 (in thousands, except percentages).

	2011		2010		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$200,689	100%	$228,088	100%	$(27,399)	(12.0)%
Cost of sales	30,421	15.2%	32,754	14.4%	(2,333)	(7.1)%
Commissions and incentives	87,425	43.6%	97,319	42.7%	(9,894)	(10.2)%
	117,846	58.7%	130,073	57.0%	(12,227)	(9.4)%
Gross profit	82,843	41.3%	98,015	43.0%	(15,172)	(15.5)%

Operating expenses:
Selling and administrative expenses	55,697	27.8%	62,657	27.5%	(6,960)	(11.1)%
Depreciation and amortization	10,697	5.3%	11,517	5.0%	(820)	(7.1)%
Other operating costs	33,338	16.6%	35,322	15.5%	(1,984)	(5.6)%
Total operating expenses	99,732	49.7%	109,496	48.0%	(9,764)	(8.9)%
Loss from operations	(16,889)	(8.4)%	(11,481)	(5.0)%	(5,408)	(47.1)%
Interest income	117	0.1%	173	0.1%	(56)	(32.4)%
Other income (expense), net	(1,106)	(0.6)%	268	0.1%	(1,374)	(512.7)%
Loss before income taxes	(17,878)	(8.9)%	(11,040)	(4.8)%	(6,838)	(61.9)%
(Provision) benefit for income taxes	(2,781)	(1.4)%	424	0.2%	(3,205)	(755.9)%
Net loss	$(20,659)	(10.3)%	$(10,616)	(4.7)%	$(10,043)	(94.6)%

Consolidated net sales by customer location for the years ended December 31, 2011 and 2010 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2011		2010
United States	$84.0	41.8%	$100.8	44.1%
Japan	30.4	15.1%	34.2	15.0%
Republic of Korea	23.4	11.8%	22.0	9.6%
Australia	17.3	8.6%	20.0	8.8%
Canada	16.0	8.0%	18.5	8.1%
South Africa	8.8	4.4%	12.0	5.3%
Taiwan	4.3	2.1%	6.4	2.8%
Singapore	3.6	1.8%	2.1	0.9%
New Zealand	2.4	1.2%	3.1	1.4%
Mexico(1)	2.0	1.0%	—	—
Germany	1.9	0.9%	2.3	1.0%
United Kingdom(2)	1.8	0.9%	2.4	1.1%
Norway	1.8	0.9%	1.6	0.7%
The Netherlands	1.2	0.6%	0.6	0.3%
Austria	0.8	0.4%	1.1	0.5%
Sweden	0.5	0.2%	0.5	0.2%
Denmark	0.3	0.2%	0.5	0.2%
Finland(3)	0.2	0.1%	—	—
Total	$200.7	100%	$228.1	100%
__________________________________
(1)	The Company began operations in Mexico in January 2011.
(2)
Includes sales for the Czech Republic, Estonia, and the Republic of Ireland, which began operations in June 2011. Their combined consolidated sales for the year ended December 31, 2011 were approximately $0.1 million and are included in net sales for United Kingdom.

(3)	The Company began operations in Finland in June 2011.

 Net Sales

For the year ended December 31, 2011, our operations outside of the United States accounted for approximately 58.2% of our consolidated net sales, whereas in the same period in 2010, our operations outside of the United States accounted for approximately 55.9% of our consolidated net sales.

Consolidated net sales for the year ended December 31, 2011 decreased by $27.4 million, or 12.0%, to $200.7 million, as compared to $228.1 million for the same period in 2010. United States sales decreased by $16.8 million, or 16.7%, to $84.0 million, while international sales decreased by $10.6 million, or 8.3%, to $116.7 million for the year ended December 31, 2011 as compared to the same period in 2010.

Fluctuation in foreign currency exchange rates had an overall favorable impact on our net sales of approximately $7.2 million for year ended December 31, 2011. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the year ended December 31, 2010.

Net sales by country in transactional currency for the year ended December 31, 2011 and 2010 were as follows (in millions, except percentages):
				Change
Country	Transactional Currency	2011	2010	Transactional currency	Percentage
Australia and Singapore	AUD	17.1	23.9	(6.8)	(28.5)%
Austria, Germany, the Netherlands, the Czech Republic, Estonia, Finland, and the Republic of Ireland	EUR	2.9	3.0	(0.1)	(3.3)%
Denmark	DKK	2.0	3.0	(1.0)	(33.3)%
Japan	JPY	2,397.3	2,971.3	(574.0)	(19.3)%
Korea	KRW	25,808.2	25,358.9	449.3	1.8%
Mexico	MXD	24.6	—	—	—
New Zealand	NZD	3.0	4.4	(1.4)	(31.8)%
Norway	NOK	9.9	8.6	1.3	15.1%
Singapore	SGD	3.9	—	—	—
South Africa	ZAR	63.0	87.6	(24.6)	(28.1)%
Sweden	SEK	3.0	3.0	—	—
Taiwan	TWD	122.4	201.8	(79.4)	(39.3)%
United Kingdom	GBP	1.2	1.7	(0.5)	(29.4)%

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;
•	changes in consumer demand;
•	changes in the number of independent associates and members;
•	changes in competitors’ products;
•	changes in economic conditions;
•	changes in regulations;
•	announcements of new scientific studies and breakthroughs;
•	introduction of new products;
•	discontinuation of existing products;
•	adverse publicity;
•	changes in our commissions and incentives programs;
•	direct competition; and
•	fluctuations in foreign currency exchange rates.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):
			Change
	2011	2010	Dollar	Percentage
Consolidated product sales	$171.5	$187.2	$(15.7)	(8.4)%
Consolidated pack sales	21.3	31.3	(10.0)	(31.9)%
Consolidated other, including freight	7.9	9.6	(1.7)	(17.7)%
Total consolidated net sales	$200.7	$228.1	$(27.4)	(12.0)%

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

Product sales for the year ended December 31, 2011 decreased by $15.7 million, or 8.4%, as compared to the same period in 2010. The decrease in product sales was primarily due to the reduction in the number of new associates and the loss of existing associates, which resulted in a decline in the number of orders processed during 2011. The average order value for the year ended December 31, 2011 was $157, as compared to $149 for the same period in 2010. The 5.6% increase in average order value resulted in approximately $9.0 million in additional revenue, which partially offset the overall decline in product sales. The number of orders placed during the year ended December, 31, 2011 decreased by 13% as compared to the same period in 2010.

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

The dollar amount of pack sales associated with new and continuing independent associates was as follows, for the years ended December 31 (in millions, except percentages):

			Change
	2011	2010	Dollar	Percentage
New	$14.9	$21.4	$(6.5)	(30.4)%
Continuing	6.4	9.9	(3.5)	(35.4)%
Total	$21.3	$31.3	$(10.0)	(31.9)%

Total pack sales for the year ended December 31, 2011 decreased by $10.0 million, or 31.9%, to $21.3 million, as compared to $31.3 million for the same period in 2010. Average pack value for the year ended December 31, 2011 was $242, as compared to $287 for the same period in 2010. The total number of packs sold decreased by 19.0% and the average pack value decreased by $45 or 15.7% for the year ended December 31, 2011, as compared to the same period in 2010. Approximately $3.9 million of the reduction in pack sales resulted from the decrease in average pack value, with the remaining decrease attributable to the decline in the number of packs sold during the period.

The approximate number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended December 31 was as follows:

	2011		2010
New	77,000	21%	89,000	22%
Continuing	295,000	79%	314,000	78%
Total	372,000	100%	403,000	100%

There was an overall decrease of 31,000, or 7.7%, for the year ended December 31, 2011 in the number of associates, as compared to the same period in 2010, which was due both to a decline in the number of new independent associates and members, as well as fewer continuing independent associates and members.

During 2010 and 2011, we took the following actions to help increase the number of independent associates and members:

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

For the year ended December 31, 2011, other sales decreased by $1.7 million, or 17.7%, to $7.9 million, as compared to $9.6 million for the same period in 2010. The decrease was primarily due to a decrease in freight fees for product and pack shipments.

Gross Profit

For the year ended December 31, 2011, gross profit decreased by $15.2 million, or 15.5%, to $82.8 million, as compared to $98.0 million for the same period in 2010. For the year ended December 31, 2011, gross profit as a percentage of net sales decreased to 41.3% as compared to 43.0% for the year ended December 31, 2010. The reduction in gross profit for the year ended December 31, 2011 is due to the decline in sales, as well as the increase in commissions and incentives and cost of sales as a percentage of net sales as compared to the same period in 2010.

Cost of sales decreased for the year ended December 31, 2011 by 7.1%, or $2.3 million, to $30.4 million, as compared to $32.7 million for the same period in 2010. The reduction in cost of sales was primarily due to a decrease in finished product and pack cost and shipping supplies, which was related to the decline in sales for the period. Cost of sales as a percentage of net sales increased to 15.2%, as compared to 14.4% for the same period in 2010. The percentage increase was due to an increase in reserves for inventory write-offs.

Commission costs decreased for the year ended December 31, 2011, by 10.9%, or $10.2 million, to $83.6 million, as compared to $93.8 million for the same period in 2010. The decrease in commissions was due to the decrease in commissionable net sales. For the year ended December 31, 2011, commissions as a percentage of net sales increased to 41.7% as compared to 41.1% for the same period of 2010.

Incentive costs increased for the year ended December 31, 2011 by 8.6%, or $0.3 million, to $3.8 million, as compared to $3.5 million for the same period in 2010. The costs of incentives, as a percentage of net sales, increased to 1.9% for the year ended December 31, 2011, as compared to 1.5% for the same period in 2010. The total number of independent associates who qualified for the annual incentive trip in 2011 was 747, as compared to 715 in 2010.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the year ended December 31, 2011, overall selling and administrative expenses decreased by $7.0 million, or 11.1%, to $55.7 million, as compared to $62.7 million for the same period in 2010. The decrease in selling and administrative expenses consisted of a $3.8 million decrease in payroll and payroll-related costs, a $1.2 million decrease in freight cost, $0.8 million decrease in marketing costs, a $1.0 million decrease in contract labor costs, and a $0.2 million decrease in stock-based compensation expense. Selling and administrative expenses, as a percentage of net sales, for the year ended December 31, 2011 remained relatively flat at 27.8%, as compared to 27.5% for the same period in 2010.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the year ended December 31, 2011, other operating costs decreased by $2.0 million, or 5.6%, to $33.3 million, as compared to $35.3 million for the same period in 2010. For the year ended December 31, 2011, other operating costs, as a percentage of net sales, were 16.6%, as compared to 15.5 % for the same period in 2010. The decrease in other operating costs was primarily due to a reduction in office expenses of $1.5 million, consulting fees of $1.2 million, and credit card fees of $0.6 million. Also contributing to the reduction in other operating costs were research and development expenses of $0.3 million, travel expenses of $0.2 million, and repairs and maintenance costs of $0.2 million. These reductions were partially offset by a $2.0 million increase in legal costs primarily due to a settlement with one of our raw materials suppliers. For more information, see Note 13 “Litigation”.

Depreciation and Amortization Expense

For the year ended December 31, 2011, depreciation and amortization expense was $10.7 million, as compared to $11.5 million for the same period in 2010.  As a percentage of net sales, depreciation and amortization expense increased slightly to 5.3% from 5.0% for the same period in 2010.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2011	2010
Australia	30.0%	30.0%
Canada	28.0%	30.0%
Denmark	25.0%	25.0%
Japan	42.0%	42.0%
Mexico	30.0%	30.0%
Norway	28.0%	28.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	26.3%	26.3%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	26.0%	28.0%
United States	37.5%	37.5%

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes (“Topic 740”) to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction.

As of December 31, 2011 and 2010, we maintained our valuation allowance for deferred tax assets in the following table (in millions), as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in Topic 740, cannot be met.

Country	2011	2010
Mexico	$1.9	$0.8
Norway	0.2	0.2
Sweden	0.1	0.1
Switzerland	0.8	0.5
Taiwan	1.1	1.0
United States	5.4	1.5
Total	$9.5	$4.1

The dollar amount of the provisions for income taxes is directly related to our results of operations and changes in taxable income among countries. For the years ended December 31, 2011 and 2010, our effective income tax rate was (15.6)% and 3.8%, respectively. For 2011, we had a provision for income tax despite the pre-tax losses primarily because of increases in the valuation allowance for deferred tax assets, increases in uncertain income tax positions, and differences from foreign operations. For 2010, our effective income tax rate was lower than expected if the federal statutory income tax rate were applied to income before taxes primarily because of increases in the valuation allowance for deferred tax assets, increases in uncertain income tax positions, and favorable differences from foreign operations.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2010 and 2009 (in thousands, except percentages).

	2010		2009		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$228,088	100%	$289,705	100%	$(61,617)	(21.3)%
Cost of sales	32,754	14.4%	46,813	16.2%	(14,059)	(30.0)%
Commissions and incentives	97,319	42.7%	146,415	50.5%	(49,096)	(33.5)%
	130,073	57.0%	193,228	66.7%	(63,155)	(32.7)%
Gross profit	98,015	43.0%	96,477	33.3%	1,538	1.6%

Operating expenses:
Selling and administrative expenses	62,657	27.5%	69,997	24.2%	(7,340)	(10.5)%
Depreciation and amortization	11,517	5.0%	12,333	4.3%	(816)	(6.6)%
Other operating costs	35,322	15.5%	39,741	13.7%	(4,419)	(11.1)%
Total operating expenses	109,496	48.0%	122,071	42.1%	(12,575)	(10.3)%
Loss from operations	(11,481)	(5.0)%	(25,594)	(8.8)%	14,113	55.1%
Interest income	173	0.1%	473	0.2%	(300)	(63.4)%
Other income (expense), net	268	0.1%	1,046	0.4%	(778)	(74.4)%
Loss before income taxes	(11,040)	(4.8)%	(24,075)	(8.3)%	13,035	54.1%
(Provision) benefit for income taxes	424	0.2%	6,707	2.3%	(6,283)	(93.7)%
Net loss	$(10,616)	(4.7)%	$(17,368)	(6.0)%	$6,752	38.9%

Consolidated net sales by customer location for the years ended December 31, 2010 and 2009 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2010		2009
United States	$100.8	44.1%	$140.7	48.6%
Japan	34.2	15.0%	42.0	14.5%
Republic of Korea	22.0	9.6%	26.4	9.1%
Australia	20.0	8.8%	22.9	7.9%
Canada	18.5	8.1%	23.0	7.9%
South Africa	12.0	5.3%	13.2	4.6%
Taiwan	6.4	2.8%	6.6	2.3%
New Zealand	3.1	1.4%	4.3	1.5%
United Kingdom	2.4	1.1%	3.3	1.0%
Germany	2.3	1.0%	3.2	1.1%
Singapore	2.1	0.9%	1.5	0.5%
Norway(1)	1.6	0.7%	0.3	0.1%
Austria(1)	1.1	0.5%	0.3	0.1%
The Netherlands(1)	0.6	0.3%	0.2	0.1%
Sweden(1)	0.5	0.2%	0.2	0.1%
Denmark	0.5	0.2%	1.6	0.6%
Total	$228.1	100%	$289.7	100%
_________________________
(1) The Company began operations in Austria, the Netherlands, Norway, and Sweden in September 2009.

Net Sales

For the year ended December 31, 2010, our operations outside of the United States accounted for approximately 55.9% of our consolidated net sales, whereas in the same period in 2009, our operations outside of the United States accounted for approximately 51.4% of our consolidated net sales.

Consolidated net sales for the year ended December 31, 2010 decreased by $61.6 million, or 21.3%, to $228.1 million, as compared to $289.7 million for the same period in 2009. Domestic sales decreased by $39.9 million, while international sales decreased by $21.7 million.

Fluctuation in foreign currency exchange rates had an overall favorable impact on our net sales of approximately $9.0 million for the year ended December 31, 2010. The net sales impact was calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the year ended December 31, 2009.

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
_________________________
(1) The Company began operations in Austria, the Netherlands, Norway, and Sweden in September 2009.

Our total sales and sales mix could be influenced by any of the following:

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

Product Sales

Substantially all of our product sales were made to independent associates at published wholesale prices. We also sell our products to independent members at discounted published retail prices.

For the year ended December 31, 2010, product sales decreased by $26.7 million, or 12.5%, to $187.2 million, as compared to $213.9 million for the same period in 2009. The $26.7 million decrease in product sales was comprised of a decrease in existing product sales of $22.9 million and a decrease in new product sales of $3.8 million. We implemented a 2-5% price increase in most countries in late January 2010. We believe the decrease in product sales was due to the macro-economic factors negatively affecting our company and direct competition with other network marketing companies in recruiting and retaining independent associates.

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
_________________________
(1) The Company discontinued Simply Delicious™ Snack Bars in 2011.

Pack Sales

The dollar amount of pack sales associated with new and continuing independent associates was as follows, for the years ended December 31 (in millions, except percentages):
			Change
	2010	2009	Dollar	Percentage
New	$21.4	$39.6	$(18.2)	(46.0)%
Continuing	9.9	22.5	(12.6)	(56.0)%
Total	$31.3	$62.1	$(30.8)	(49.6)%

Total pack sales for the year ended December 31, 2010 decreased by $30.8 million, or 49.6%, to $31.3 million, as compared to $62.1 million for the same period in 2009.

The number of new and continuing independent associates and members who purchased our packs and/or products during the twelve months ended December 31 was as follows:
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

Gross Profit

For the year ended December 31, 2010, gross profit increased by $1.5 million, or 1.6%, to $98.0 million, as compared to $96.5 million for the same period in 2009. For the year ended December 31, 2010, gross profit as a percentage of net sales increased to 43.0%, as compared to 33.3% for the year ended December 31, 2009.

Cost of sales decreased for the year ended December 31, 2010 by 30.0%, or $14.1 million, to $32.7 million, as compared to $46.8 million for the same period in 2009. Cost of sales as a percentage of net sales decreased to 14.4%, as compared to 16.2% for the same period in 2009. The improvement reflected the impact of changes made to our pack sales in late 2009 and early 2010, including a reduction in the cost of packs and modification of bonus and pack components.

Commission costs decreased for the year ended December 31, 2010 by 32.2%, or $44.5 million, to $93.8 million, as compared to $138.3 million for the same period in 2009. The decrease in commissions was due to the decrease in commissionable net sales. For the year ended December 31, 2010, commissions as a percentage of net sales decreased to 41.1% as compared to 47.7% for the same period of 2009. The rate improvement was a result of changing various aspects of the Power Bonus program, as well as modification of our pack bonus structure and commission rates.

Incentive costs decreased for the year ended December 31, 2010 by 56.8%, or $4.6 million, to $3.5 million, as compared to $8.1 million for the same period in 2009. The costs of incentives, as a percentage of net sales, decreased to 1.5% for the year ended December 31, 2010, as compared to 2.8% for the same period in 2009. The decrease in total costs of annual incentives was the result of the number of independent associates who qualified for annual incentives, which decreased in 2010 by 69% to 744, as compared to 2,403 in 2009.  The decrease in qualifiers for the annual incentive is primarily related to higher associate recruiting activity seen in 2009 due to the introduction of the $499 Premium/All-Star Pack.

Selling and Administrative Expenses

For the year ended December 31, 2010, overall selling and administrative expenses decreased by $7.3 million, or 10.5%, to $62.7 million, as compared to $70.0 million for the same period in 2009. Selling and administrative expenses, as a percentage of net sales for the year ended December 31, 2010, increased to 27.5%, as compared to 24.2% for the same period in 2009. Compensation and compensation-related costs decreased by $2.6 million primarily from a decrease in contract labor costs. Selling and marketing expenses decreased by $2.4 million due to cost control in several areas of this category, such as advertising, public relations, promotions, and magazine publications. Freight costs decreased by $2.3 million due to a decrease in product shipments.

Other Operating Costs

For the year ended December 31, 2010, other operating costs decreased by $4.4 million, or 11.1%, to $35.3 million, as compared to $39.7 million for the same period in 2009. For the year ended December 31, 2010, other operating costs as a percentage of net sales increased to 15.5%, as compared to 13.7 % for the same period in 2009. The decrease in other operating costs was primarily due to a reduction in credit card fees of $1.5 million, travel expenses of $0.9 million, and consulting fees of $0.8 million. Also contributing to the reduction in other operating costs were office expenses of $0.3 million, legal fees of $0.3 million, repair and maintenance costs of $0.2 million, research and development expenses of $0.3 million, and royalties of $0.1 million.

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

We use the recognition and measurement provisions of Topic 740 to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction.

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

The dollar amounts of the provisions for income taxes were directly related to our profitability and changes in taxable income among countries. For the year ended December 31, 2010, our effective income tax rate decreased to 3.8% from 27.9% for the same period in 2009. For 2010, our effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of increases in the valuation allowance for deferred tax assets, increases in uncertain income tax positions, and favorable differences from foreign operations. For 2009, our effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of increases in the valuation allowance for deferred tax assets and favorable differences from foreign operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of December 31, 2011, our cash and cash equivalents decreased by 16.3%, or $3.5 million, to $18.1 million from $21.6 million as of December 31, 2010.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion, and to pay quarterly cash dividends. In August 2009, the quarterly cash dividend was suspended and remained suspended as of December 31, 2011. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. At December 31, 2011, we had $18.1 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

We remain focused on restoring profitability and generating positive cash flow. The restructuring and cost reduction initiatives implemented during the second quarter of 2011 helped to reduce the costs of operations by $7.2 million for the second half of 2011 as compared to the same period in 2010. We believe such results indicate that we are on track to generate positive cash flow in subsequent periods. We believe operating at lower costs will be a key factor in our ability to generate a positive operating cash flow in 2012 and beyond.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2011, our working capital decreased by $11.1 million, or 48.4%, to $11.9 million from $23.0 million at December 31, 2010. The decrease in working capital primarily related to a decrease in inventories, prepaid expenses, and deferred tax assets.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

	2011	2010	2009
Provided by (used in):
Operating activities	$(2.9)	$4.0	$(10.3)
Investing activities	$(0.6)	$1.9	$(1.3)
Financing activities	$(1.2)	$(1.4)	$(1.5)

Our operating, investing, and financing activities are described in more detail below.

Operating Activities

For the years ended December 31, 2011, 2010, and 2009, our net operating activities used cash of $3.5 million, provided cash of $4.0 million, and used cash of $10.3 million, respectively. For the years ended December 31, 2011, 2010, and 2009, net earnings adjusted for noncash activities used cash of $6.1 million, provided cash of $1.9 million, and used cash $1.9 million, respectively, and our working capital accounts provided cash of $3.3 million, provided cash of $2.1 million, and used cash of $8.4 million, respectively.

We will continue to aggressively identify opportunities and reduce operational expenses. We expect that our net operating cash flows in 2012 will be sufficient to fund our current operations. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. Certain events, such as the uncertainty of the worldwide economic environment, could impact our available cash or our ability to generate cash flows from operations.

Investing Activities

For the years ended December 31, 2011, 2010, and 2009, our net investing activities used cash of $0.6 million, provided cash of $1.9 million, and used cash of $1.3 million, respectively.

We used cash of $0.8 million, $1.8 million, and $2.8 million in 2011, 2010, and 2009, respectively, to purchase capital assets.  We had a decrease in restricted cash of $0.1 million, $3.7 million, and $1.5 million in 2011, 2010 and 2009, respectively.

Financing Activities

In 2011 and 2010, we used cash of $1.2 million and $1.4 million respectively, for repayment of capital lease obligations.  No dividends were declared to shareholders for 2011 and 2010.

In 2009, we used cash of $1.1 million to fund payment of cash dividends to our shareholders and $0.5 million for repayment of capital lease obligations. The amount of cash used was partially offset by the receipt of $0.1 million in stock option exercise transactions.

General Liquidity and Cash Flows

We believe our existing liquidity and anticipated return to positive cash flows from operations are adequate to fund our normal expected future business operations and possible international expansion costs for the next 12 to 24 months. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

We entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership on September 16, 2010. The Investor committed to purchase, subject to certain restrictions and conditions, up to $10 million of our common stock, over a period of 36 months from the first trading following the effectiveness of the registration statement, which was October 28, 2010. We may draw funds from the Equity Line by selling shares of common stock to the Investor from time to time. We will not receive any proceeds from the resale of these shares of common stock offered by the Investor. We will however, receive proceeds from the sale of shares to the Investor pursuant to the Equity Line. The proceeds will be used for general working capital needs and for other general corporate purposes. Please see Note 14 (Shareholders’ Equity) to our consolidated financial statements for more information on the Equity Line.  As of December 31, 2011, no shares of common stock have been issued pursuant to the Investment Agreement.

We are engaged in ongoing audits in various tax jurisdictions and other disputes in the normal course of business. It is impossible at this time to predict whether we will incur any liability, or to estimate the ranges of damages, if any, in connection with these matters. Adverse outcomes on these uncertainties may lead to substantial liability or enforcement actions that could adversely affect our cash position. For more information, see Note 8 “Income Taxes” and Note 13 “Litigation”.

Our future access to the capital markets may be adversely impacted if we fail to maintain compliance with the Nasdaq Marketplace Rules for the continued listing of our stock. One such requirement is to maintain a minimum bid price for our stock of $1.00 per share. On August 11, 2011, we received a letter from Nasdaq notifying us that the closing bid price of our common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, we no longer complied with the minimum bid price requirement. Effective January 13, 2012, we amended our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock at a ratio of 1-for-10. The primary purposes of the reverse stock split were to increase the per-share market price of our common stock in order to maintain our listing on Nasdaq, encourage investor interest in Mannatech, and promote greater liquidity for our existing shareholders. On January 31, 2012, we received a letter from The NASDAQ Stock Market confirming that we had regained compliance with the minimum bid price requirement for continued listing on Nasdaq.

While the reverse stock split allowed us to regain compliance with the minimum bid price requirement and prevent Nasdaq from delisting our common stock, it is possible that, even if an increased per-share price can be maintained, we may not be able to continue to satisfy the additional criteria for continued listing of our common stock on Nasdaq. To continue to have our common stock eligible for continued listing on Nasdaq, we would also need to satisfy additional criteria under at least one of three standards. Under Equity Standard Listing Rules 5450(a) and 5450(b)(1), these criteria require, in addition to the $1.00 minimum bid price, that:

•	we have shareholders’ equity of at least $10 million;

•
our public float must consist of at least 750,000 shares with a market value of at least $5 million (public float is defined under Nasdaq’s rules as the shares held by persons other than officers, directors and beneficial owners of greater than 10% of our total outstanding shares);

•	there be at least 400 shareholders;

•	there be at least two market makers for our common stock; and

•	we comply with certain corporate governance requirements.

As of the date of issuance of this report, we were in compliance with these continued listing requirements. However, we cannot assure you that we will be successful in continuing to meet all requisite continued listing criteria.

CONTRACTUAL OBLIGATIONS

 The following summarizes our future commitments and obligations associated with various agreements and contracts as of December 31, 2011, for the years ending December 31 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Capital lease obligations	$998	$593	$533	$334	$129	$—	$2,587
Purchase obligations	4,649	2,712	1,830	1,200	—	—	10,391
Operating leases(1)	3,434	1,841	1,087	1,002	806	955	9,125
Post-employment royalty	505	492	369	—	—	—	1,366
Employment agreements	1,261	—	—	—	—	—	1,261
Total commitments and obligations	$10,847	$5,638	$3,819	$2,536	$935	$955	$24,730
_________________________
(1)	Excludes estimated lease restoration costs in the amount of $0.4 million, as of December 31, 2011.

We have maintained purchase commitments with certain raw material suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. Currently, we have two supply agreements that require minimum purchase commitments. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any set minimums. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2011:

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2011 and 2010, our inventory reserves were $2.3 million and $1.6 million, respectively.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of December 31, 2011, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life		Net carrying value at December 31, 2011
Office furniture and equipment	5 to 7	years	$1.9 million
Computer hardware and software	3 to 5	years	4.8 million
Automobiles	3 to 5	years	0.1 million
Leasehold improvements	2 to 10	years(1)	2.8 million
Total net carrying value at December 31, 2011			$9.6 million

_____________________________
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment existed during the years ended December 31, 2011, 2010, and 2009.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of December 31, 2011, we recorded $1.5 million in current liabilities and $2.5 million in other long-term liabilities related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before the taxing authority resolves an issue.  Additionally, we may be requested to extend the statute of limitations for tax years under audit.  The majority of current liability related to uncertain income tax positions is associated with an ongoing Internal Revenue Service (IRS) audit.  It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe that our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2011, we maintained a valuation allowance for deferred tax assets arising from our operations of $9.5 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of Topic 740.  In addition, as of December 31, 2011, we had deferred tax assets, after valuation allowance, totaling $4.3 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

We recognize revenue from shipped packs and products upon receipt by the customer. We recognize corporate-sponsored event revenue when the event is held. We defer certain components of our revenue. At December 31, 2011 and December 31, 2010, deferred revenue was $1.6 million and $1.9 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by period end; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the year ended December 31, 2011 our sales return reserve was composed of the following (in thousands):

Sales reserve as of January 1, 2011	$389
Provision related to sales made in 2011	1,648
Provision related to sales made prior to 2011	(67)
Actual returns or credits in 2011 related to 2011	(1,112)
Actual returns or credits in 2011 related to prior periods	(330)
Sales reserve as of December 31, 2011	$528

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (the “calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2011, our assumptions and estimates used for the calculated fair value of stock options granted in 2011, as adjusted for the 1-for-10 reverse stock split that was effective January 13, 2012, were as follows:

	April 2011 grant	June 2011 grant	August 2011 Grant
Estimated fair value per share of options granted:	$9.42	$6.45	$3.29
Assumptions:
Annualized dividend yield	0.00%	0.00%	0.00%
Risk-free rate of return	1.82%	1.39%	0.78%
Common stock price volatility	71.1%	71.5%	72.8%
Expected average life of stock options (in years)	4.5	4.5	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods. As of December 31, 2011, using our current assumptions and estimates, we anticipate recognizing $0.4 million in gross compensation expense through 2014 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but ranges from 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of December 31, 2011, we had 32,222 shares available for grant in the future, as adjusted for the 1-for-10 reverse stock split that was effective January 13, 2012.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway,  Sweden, Mexico, the Czech Republic, Estonia, Finland, and the Republic of Ireland. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2011 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.94800	1.10300	1.03336	1.01760
Austria, Germany, the Netherlands, Estonia, Finland, and the Republic of Ireland (Euro)	1.29110	1.48430	1.39280	1.29500
Canada (Dollar)	0.94690	1.05930	1.01196	0.98070
Czech Republic (Koruna)	0.05017	0.06155	0.05677	0.05046
Denmark (Krone)	0.17340	0.19910	0.18690	0.17420
Japan (Yen)	0.01173	0.01320	0.01256	0.01292
Mexico (Peso)	0.07033	0.08715	0.08085	0.07156
New Zealand (Dollar)	0.72110	0.88000	0.79230	0.77430
Norway (Krone)	0.16620	0.19090	0.17870	0.16680
Republic of Korea (Won)	0.00084	0.00096	0.00091	0.00086
Singapore (Dollar)	0.76090	0.83230	0.79630	0.77010
South Africa (Rand)	0.11740	0.15340	0.13910	0.12320
Sweden (Krona)	0.14280	0.16640	0.15430	0.14510
Switzerland (Franc)	1.02790	1.37870	1.13230	1.06430
Taiwan (Dollar)	0.03279	0.03553	0.03418	0.03320
United Kingdom (British Pound)	1.54170	1.67120	1.60436	1.54560

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

	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(in millions, except per share information)
Net sales	$50.9	$51.4	$50.5	$47.9	$60.7	$57.6	$54.9	$54.9
Gross profit	$22.0	$20.9	$21.1	$18.8	$25.0	$25.0	$23.8	$24.2
Loss before income taxes	$(4.7)	$(4.1)	$(3.1)	$(5.0)	$(2.8)	$(2.8)	$(3.3)	$(2.1)
(Provision) benefit for income taxes	$(0.1)	$(1.1)	$(0.5)	$(1.1)	$—	$(1.0)	$2.0	$(0.6)
Net loss	$(4.8)	$(5.3)	$(3.7)	$(6.9)	$(2.8)	$(3.8)	$(1.3)	$(2.7)
Loss per share(1):
Basic	$(1.81)	$(1.98)	$(1.38)	$(2.63)	$(1.05)	$(1.44)	$(0.48)	$(1.04)
Diluted	$(1.81)	$(1.98)	$(1.38)	$(2.63)	$(1.05)	$(1.44)	$(0.48)	$(1.04)
_____________________________
(1) As adjusted to reflect the 1-for-10 reverse stock split, which became effective January 13, 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d – 15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 13(f) or Rule 15d-15(f) under the Exchange Act) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Item 9B.  Other Information

See description of Consulting Agreement with Wonder Enterprises, LLC in “Transactions with Related Parties and Affiliates” in Note 9 to our Consolidated Financial Statement, which is incorporated herein by reference.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III is incorporated by reference to our definitive proxy statement to be filed with the SEC no later than April 29, 2012.

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

MANNATECH, INCORPORATED
Dated: March 29, 2012	By:	/s/ Robert A. Sinnott
Robert A. Sinnott Chief Executive Officer

Dated: March 29, 2012	By:	/s/ S. Mark Nicholls
S. Mark Nicholls Chief Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of Mannatech, Incorporated hereby constitute and appoint Larry A. Jobe and S. Mark Nicholls, and each of them, with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Robert A. Sinnott	Chief Executive Officer and Chief Science Officer (principal executive officer)	March 29, 2012
Robert A. Sinnott

/s/ S. Mark Nicholls	Chief Financial Officer (principal financial and accounting officer)	March 29 2012
S. Mark Nicholls

/s/ J. Stanley Fredrick	Chairman of the Board	March 29, 2012
J. Stanley Fredrick

/s/ Patricia A. Wier	Director	March 29, 2012
Patricia A. Wier

/s/ Alan D. Kennedy	Director	March 29, 2012
Alan D. Kennedy

/s/ Gerald E. Gilbert	Director	March 29, 2012
Gerald E. Gilbert

/s/ Marlin Ray Robbins	Director	March 29, 2012
Marlin Ray Robbins

/s/ Larry A. Jobe	Director	March 29, 2012
Larry A. Jobe

/s/ Robert A. Toth	Director	March 29, 2012
Robert A. Toth

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mannatech Incorporated
Coppell, Texas

We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mannatech, Incorporated and subsidiaries at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Dallas, Texas
March 29, 2012

F2

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$18,057	$21,584
Restricted cash	1,263	1,265
Accounts receivable, net of allowance of $22 and $21 in 2011 and 2010, respectively	304	416
Income tax receivable	888	917
Inventories, net	17,786	24,070
Prepaid expenses and other current assets	2,497	4,356
Deferred tax assets	936	2,607
Total current assets	41,731	55,215
Property and equipment, net	9,566	18,449
Construction in progress	—	524
Long-term restricted cash	3,386	3,532
Other assets	2,815	3,054
Long-term deferred tax assets	772	649
Total assets	$58,270	$81,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$852	$1,328
Accounts payable	4,825	5,534
Accrued expenses	10,514	10,318
Commissions and incentives payable	8,567	9,166
Taxes payable	3,364	3,721
Current deferred tax liability	185	243
Deferred revenue	1,569	1,930
Total current liabilities	29,876	32,240
Capital leases, excluding current portion	1,358	1,204
Long-term deferred tax liabilities	1	1,903
Other long-term liabilities	5,382	4,996
Total liabilities	36,617	40,343

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,769,756 shares issued and 2,648,518 shares outstanding as of December 31, 2011 and 2,769,756 shares issued and 2,649,046 shares outstanding as of December 31, 2010	—	—
Additional paid-in capital	42,408	42,052
Retained earnings (deficit)	(5,532)	15,127
Accumulated other comprehensive loss	(427)	(1,308)
Less treasury stock, at cost, 121,237 shares in 2011 and 120,709 shares in 2010	(14,796)	(14,791)
Total shareholders’ equity	21,653	41,080
Total liabilities and shareholders’ equity	$58,270	$81,423

See accompanying notes to consolidated financial statements.

F3

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2011	2010	2009
Net sales	$200,689	$228,088	$289,705
Cost of sales	30,421	32,754	46,813
Commissions and incentives	87,425	97,319	146,415
	117,846	130,073	193,228
Gross profit	82,843	98,015	96,477

Operating expenses:
Selling and administrative expenses	55,697	62,657	69,997
Depreciation and amortization	10,697	11,517	12,333
Other operating costs	33,338	35,322	39,741
Total operating expenses	99,732	109,496	122,071

Loss from operations	(16,889)	(11,481)	(25,594)
Interest income	117	173	473
Other income (expense), net	(1,106)	268	1,046
Loss before income taxes	(17,878)	(11,040)	(24,075)

(Provision) benefit for income taxes	(2,781)	424	6,707
Net loss	$(20,659)	$(10,616)	$(17,368)

Loss per common share:
Basic	$(7.80)	$(4.01)	$(6.56)
Diluted	$(7.80)	$(4.01)	$(6.56)

Weighted-average common shares outstanding:
Basic	2,649	2,649	2,646
Diluted	2,649	2,649	2,646

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the years ended December 31,
	2011	2010	2009
Net loss	$(20,659)	$(10,616)	$(17,368)
Foreign currency translations	893	(299)	276
Pension obligations, net of tax of $9, $75, and $12 in 2011, 2010, and 2009, respectively	(12)	104	17
Comprehensive loss	$(19,778)	$(10,811)	$(17,075)

See accompanying notes to consolidated financial statements.

F4

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’EQUITY
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2009	$—	$40,756	$44,170	$(1,406)	$(14,791)	$68,729
Tax shortfall from expiration of stock options	—	(13)	—	—	—	(13)
Proceeds from stock options exercised	—	66	—	—	—	66
Charge related to stock-based compensation	—	636	—	—	—	636
Declared dividends of $2.20 per share	—	—	(1,059)	—	—	(1,059)
Foreign currency translation	—	—	—	276	—	276
Pension obligations, net of tax of $12	—	—	—	17	—	17
Net loss	—	—	(17,368)	—	—	(17,368)
Balance at December 31, 2009	$—	$41,445	$25,743	$(1,113)	$(14,791)	$51,284
Tax shortfall from expiration of stock options	—	(51)	—	—	—	(51)
Proceeds from stock options exercised	—	28	—	—	—	28
Charge related to stock-based compensation	—	630	—	—	—	630
Foreign currency translation	—	—	—	(299)	—	(299)
Pension obligations, net of tax of $75	—	—	—	104	—	104
Net loss	—	—	(10,616)	—	—	(10,616)
Balance at December 31, 2010	$—	$42,052	$15,127	$(1,308)	$(14,791)	$41,080
Charge related to stock-based compensation	—	356	—	—	—	356
Repurchase of Common Stock	—	—	—	—	(5)	(5)
Foreign currency translation	—	—	—	893	—	893
Pension obligations, net of tax of $9	—	—	—	(12)	—	(12)
Net loss	—	—	(20,659)	—	—	(20,659)
Balance at December 31, 2011	$—	$42,408	$(5,532)	$(427)	$(14,796)	$21,653

See accompanying notes to consolidated financial statements.

F5

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,659)	$(10,616)	$(17,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,697	11,517	12,333
Provision for inventory losses	3,660	2,266	1,544
Provision for doubtful accounts	61	51	33
Loss on disposal of assets	136	71	102
Accounting charge related to stock-based compensation expense	356	630	636
Deferred income taxes	(380)	(2,044)	761
Changes in operating assets and liabilities:
Accounts receivable	59	197	(405)
Income tax receivable	29	7,158	(4,525)
Inventories	2,539	4,954	(1,198)
Prepaid expenses and other current assets	1,883	(501)	2,821
Other assets	240	(551)	(1,019)
Accounts payable	(730)	(5,785)	6,245
Accrued expenses and other liabilities	565	(2,161)	(10,345)
Taxes payable	(347)	1,144	1,643
Commissions and incentives payable	(622)	(1,458)	(898)
Deferred revenue	(361)	(877)	(670)
Net cash provided by (used in) operating activities	(2,874)	3,995	(10,310)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(777)	(1,766)	(2,797)
Proceeds from sale of assets	74	—	37
Change in restricted cash	80	3,692	1,473
Net cash provided by (used in) investing activities	(623)	1,926	(1,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	28	66
Repurchase of common stock	(5)	—	—
Payment of cash dividends	—	—	(1,059)
Repayment of capital lease obligation	(1,160)	(1,387)	(473)
Net cash used in financing activities	(1,165)	(1,359)	(1,466)
Effect of currency exchange rate changes on cash and cash equivalents	1,135	(345)	(515)
Net increase (decrease) in cash and cash equivalents	(3,527)	4,217	(13,578)
Cash and cash equivalents at the beginning of year	21,584	17,367	30,945
Cash and cash equivalents at the end of year	$18,057	$21,584	$17,367
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes received (paid), net	$(480)	$7,126	$2,441
Interest paid on capital leases	$167	$117	$50
Summary of non-cash investing and financing activities:
Assets acquired through capital leases	$787	$1,998	$2,099

See accompanying notes to consolidated financial statements.

F6

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

On January 9, 2012, the Board of Directors passed a resolution to effect a 1-for-10 reverse stock split, which became effective on January 13, 2012.  Accordingly, common share and per share information have been retroactively restated in these financial statements to reflect the reverse-stock split.

Principles of Consolidation

The consolidated financial statements and footnotes include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors. The Company continually evaluates the information used to make these estimates as the business and economic environment changes. Historically, actual results have not varied materially from the Company’s estimates and the Company does not currently anticipate a significant change in its assumptions related to these estimates. However, actual results may differ from these estimates under different assumptions or conditions.

The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered the most significant are described in this note to the consolidated financial statements, Organization and Summary of Significant Accounting Policies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2011 and 2010, credit card receivables were $1.7 million and $0.9 million and cash and cash equivalents held in bank accounts in foreign countries totaled $10.5 million and $12.7 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in United States and Canada; and (iii) Australia building lease collateral. As of December 31, 2011 and 2010, our total restricted cash was $4.6 million and $4.8 million, respectively. The decrease in restricted cash was primarily related to the partial refund of direct selling insurance premiums in Korea.

F7

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2011 and 2010, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At December 31, 2011 and 2010, the Company held an allowance for doubtful accounts of less than $0.1 million.

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
___________________
(1) The Company amortizes leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value.  We determined that no impairment indicators existed during the years ended December 31, 2011 and 2010.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of December 31, 2011 and 2010, other assets of $2.8 million and $3.1 million primarily consisted of deposits for building leases in various locations and certain intangible assets. Also included in the December 31, 2011 and December 31, 2010 balance was a $0.9 million deposit with Mutual Aid Cooperative and Consumer in Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities.

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

F8

Other Long-Term Liabilities

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of December 31, 2011 and 2010, the Company’s liability related to this royalty agreement was $1.2 million and $1.6 million, respectively, of which $0.3 million was currently due and included in accrued expenses.

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of December 31, 2011 and 2010, accrued restoration costs related to these leases amounted to $0.4 million. At December 31, 2011 and 2010, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $1.3 million and $1.0 million, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criterion for recognition.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being recognized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At December 31, 2011 and December 31, 2010, the Company’s deferred revenue was $1.6 million and $1.9 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by period end; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

F9

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the year ended December 31, 2011 our sales return reserve was composed of the following (in thousands):

Sales reserve as of January 1, 2011	$389
Provision related to sales made in 2011	1,648
Provision related to sales made prior to 2011	(67)
Actual returns or credits in 2011 related to 2011	(1,112)
Actual returns or credits in 2011 related to prior periods	(330)
Sales reserve as of December 31, 2011	$528

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales and records shipping and handling costs associated with shipping products to its customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $10.5 million, $11.7 million, and $14.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Advertising Costs

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $4.7 million, $5.6 million, and $8.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Educational and promotional items, called sales aids, are sold to independent associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold.

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

Research and Development Costs

The Company expenses research and development costs when incurred. Research and development costs related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $3.0 million, $3.6 million, and $4.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

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

F10

Concentration Risk

A significant portion of the Company’s revenue is derived from core Ambrotose® complex products, which include the Ambrotose® products and Advanced Ambrotose® products. For the years ended December 31, 2011, 2010, and 2009, revenue from the core Ambrotose® products accounted for 41.0%, 35.3%, and 31.4% of the Company’s consolidated net sales, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments, receivables, and restricted cash. The Company utilizes financial institutions that the Company considers to be of high credit quality and periodically evaluates the credit rating of such institutions and the allocation of their investments to minimize exposure to credit concentration risk.

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

Foreign Currency Translation

The United States dollar is the functional currency for the majority of the Company’s foreign subsidiaries. As a result, nonmonetary assets and liabilities are translated at their approximate historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. Transaction gains (losses) totaled approximately ($1.5) million, $0.3 million, and $1.1 million, for the years ended December 31, 2011, 2010, and 2009, respectively, and are included in other income (expense), net in the Company’s Consolidated Statements of Operations.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual financial periods beginning after December 15, 2011. Since early adoption is permitted, the Company revised its presentation of comprehensive loss starting with its quarterly report on Form 10-Q for the period ended June 30, 2011 to comply with the updated disclosure requirements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

F11

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The tables below present the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of December 31, 2011 and 2010. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2011 and 2010.

2011	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$4,038	$—	$—	$4,038
Interest bearing deposits – various banks, Korea	2,476	—	—	2,476
Total assets	$6,514	$—	$—	$6,514
Amounts included in:
Cash and cash equivalents	$4,124	$—	$—	$4,124
Long-term restricted cash	2,390	—	—	2,390
Total	$6,514	$—	$—	$6,514

2010	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$6,032	$—	$—	$6,032
Interest bearing deposits – various banks, Korea	2,721	—	—	2,721
Total assets	$8,753	$—	$—	$8,753
Amounts included in:
Cash and cash equivalents	$6,220	$—	$—	$6,220
Long-term restricted cash	2,533	—	—	2,533
Total	$8,753	$—	$—	$8,753

F12

NOTE 4: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2011 and 2010, consisted of the following (in thousands):

	2011	2010
Raw materials	$6,850	$8,846
Finished goods	13,247	16,785
Inventory reserves for obsolescence	(2,311)	(1,561)
Total	$17,786	$24,070

NOTE 5: PROPERTY AND EQUIPMENT

As of December 31, 2011 and 2010, property and equipment consisted of the following (in thousands):

	2011	2010
Office furniture and equipment	$11,560	$10,955
Computer hardware	13,029	15,070
Computer software	46,738	46,860
Automobiles	165	141
Leasehold improvements	12,317	11,958
	83,809	84,984
Less accumulated depreciation and amortization	(74,243)	(66,535)
Property and equipment, net	9,566	18,449
Construction in process	—	524
Total	$9,566	$18,973

At December 31, 2010, construction in progress consisted of capitalized software costs of $0.2 million and leasehold improvements related to our new offices in Mexico of $0.3 million and our office in South Africa of less than $0.1 million.

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of December 31, 2011 and 2010, the net book value of leased assets was $1.7 million and $2.3 million, respectively for leased equipment, purchased licenses, and corporate insurance. The future minimum lease payments (in thousands) are as follows:

2012	$998
2013	593
2014	533
2015	334
2016	129
Total future minimum lease payments	2,587
Less: Amounts representing interest (effective interest rate 9.52%)	(377)
Present value of minimum lease payments	2,210
Current portion of capital lease obligations	(852)
Long-term portion of capital lease obligations	$1,358

F13

NOTE 7: ACCRUED EXPENSES

As of December 31, 2011 and 2010, accrued expenses consisted of the following (in thousands):

	2011	2010
Accrued inventory purchases	$364	$1,786
Accrued compensation	1,987	2,887
Accrued royalties	391	415
Accrued sales and other taxes	330	314
Other accrued operating expenses	1,494	1,645
Customer deposits and sales returns	537	398
Accrued travel expenses related to corporate events	585	1,034
Accrued shipping and handling costs	561	545
Fixed asset purchases	40	29
Rent expense	253	70
Accrued legal and accounting fees	3,972	1,195
	$10,514	$10,318

NOTE 8: INCOME TAXES

The components of the Company’s loss before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2011	2010	2009
United States	$(11,551)	$(7,920)	$(23,945)
Foreign	(6,327)	(3,120)	(130)
	$(17,878)	$(11,040)	$(24,075)

The components of the Company’s income tax provision (benefit) for the years ended December 31 are as follows (in thousands):

Current provision (benefit):	2011	2010	2009
Federal	$2,002	$799	$(8,521)
State	127	235	(1)
Foreign	1,197	490	886
	3,326	1,524	(7,636)
Deferred provision (benefit):
Federal	(347)	(1,607)	269
State	18	(191)	140
Foreign	(216)	(150)	520
	(545)	(1,948)	929
	$2,781	$(424)	$(6,707)

F14

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2011	2010	2009
Federal statutory income taxes	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	1.3	1.6
Difference in foreign and United States tax on foreign operations	(6.7)	(5.7)	(3.0)
Effect of changes in valuation allowance for net operating loss carryforwards	(32.1)	(10.3)	(7.2)
Effect of change in uncertain tax positions (net)	(10.5)	(17.5)	0.9
Federal Sub-Part F Income from foreign operations	(2.9)	(6.3)	0.0
Research and experimentation income tax credits	0.0	8.0	0.0
Other	0.5	(0.7)	0.6
	(15.6)%	3.8%	27.9%

For the years ended December 31, 2011, 2010 and 2009, the Company’s effective tax rate was (15.6)%, 3.8% and 27.9%, respectively. For 2011, the Company had a provision for income tax despite the pre-tax losses primarily because of increases in the valuation allowance for deferred tax assets, increases in uncertain income tax positions, and differences from foreign operations. For 2010 and 2009, the Company’s effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of increases in the valuation allowance for deferred tax assets, increases in uncertain income tax positions, and favorable differences from foreign operations.

F15

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2011	2010
Deferred tax assets:
Current:
Deferred revenue	$23	$25
Inventory capitalization	837	917
Inventory reserves	451	430
Accrued expenses	2,643	1,158
Net operating loss	—	—
Other	147	1,400
Total current deferred tax assets	4,101	3,930
Noncurrent:
Depreciation and amortization	1,539	—
Net operating loss(1)	5,731	3,251
Deferred royalty	482	625
Non-cash accounting charges related to stock options and warrants	684	604
Accrued expenses	79	178
Other	1,176	1,333
Total noncurrent deferred tax assets	9,691	5,991
Total deferred tax assets	13,792	9,921
Valuation allowance	(9,503)	(4,059)
Total deferred tax assets, net of valuation allowance	$4,289	$5,862
Deferred tax liabilities:
Current:
Prepaid expenses	$528	$608
Other	18	1,066
Total current deferred tax liabilities	546	1,674
Noncurrent:
Internally-developed software	740	1,160
Depreciation and amortization	—	963
Sub-Part F Income Deferred	1,320	801
Other	161	154
Total noncurrent deferred tax liabilities	2,221	3,078
Total deferred tax liabilities	$2,767	$4,752
__________________________________________
(1) The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Denmark	$8	$2	Indefinite
Mexico	6,297	1,889	2020-2021
Norway	704	197	Indefinite
Singapore	59	10	Indefinite
Sweden	464	122	Indefinite
Switzerland	9,652	887	2016-2018
Taiwan	6,318	1,074	2016-2021
United States (federal)	2,703	946	2030-2031
United States (states)	24,160	604	2015-2031

F16

At December 31, 2011 and 2010, the Company’s valuation allowance was $9.5 million and $4.1 million, respectively. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified.

The valuation allowances presented below (in millions) at December 31, 2011 and 2010, represented a reserve against the Company’s net deferred tax asset the Company believed the “more likely than not” criterion for recognition purposes could not be met.

Country	2011	2010
Mexico	$1,889	$834
Norway	198	170
Sweden	122	98
Switzerland	784	505
Taiwan	1,074	995
United States	5,436	1,457
Total	$9,503	$4,059

At December 31, 2011 and 2010, the Company did not record a provision for any United States or foreign withholding taxes on its undistributed earnings related to its foreign subsidiaries because it is the intention of the Company to reinvest its undistributed earnings indefinitely in its foreign operations. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. At December 31, 2011, it is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets of December 31 as follows (in millions):

	2011	2010
Current deferred tax assets	$936	$2,607
Noncurrent deferred tax assets	772	649
Current deferred tax liabilities	(185)	(243)
Noncurrent deferred tax liabilities	(1)	(1,903)
Net deferred tax assets (liabilities)	$1,522	$1,110

On January 1, 2007, the Company adopted FIN 48, which was codified into Topic 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. Topic 740 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2011, the Company recorded $1.5 million in current liabilities and $2.5 million in other long-term liabilities related to uncertain income tax positions and income tax reserves associated with various audits. At December 31, 2011, the Company had gross tax-affected unrecognized tax benefits of $4.0 million that, if recognized, would impact the effective tax rate. The Company recognizes penalties and interest charges related to unrecognized tax benefits in current tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the years ended December 31, 2011 and 2010 (in millions):

	2011	2010
Balance as of January 1	$2,114	$178
Additions for tax positions related to the current year	570	—
Additions for tax positions of prior years	1,300	1,936
Reductions of tax positions of prior years	—	—
Balance as of December 31	$3,984	$2,114

F17

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

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2011, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Australia	2007-2011
Canada	2005-2011
Denmark	2008-2011
Japan	2006-2011
Mexico	2009-2011
Norway	2009-2011
Republic of Korea	2006-2011
Singapore	2008-2011
South Africa	2008-2011
Sweden	2009-2011
Switzerland	2008-2011
Taiwan	2006-2011
United Kingdom	2005-2011
United States	2005-2011

NOTE 9: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

During 2011, we paid employment compensation of approximately $154,000 in salary, bonus, auto allowance, and other compensation to Landen Fredrick, son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder. In addition, Landen Fredrick participated in the employee health care benefit plans available to all employees of the Company. Landen Fredrick has served as Vice President, North American Sales since February of 2010. Prior to his promotion, Mr. Fredrick served as Senior Director of Tools and Training.

Mr. Caster, the Company’s founder, major stockholder, and former Chairman of the Board, founded MannaRelief in 1999 and served as its Chairman from 1999 through August 2007. MannaRelief employs William A. Mullens, Mr. Caster’s brother-in-law, as its Executive Director.  Mr. Caster’s wife, Linda Caster, serves as MannaRelief’s Chairman of the Board. MannaRelief is a 501(c)(3) charitable organization that provides charitable services for children.  MannaRelief is not owned or operated by the Company.

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
	2011		2010		2009
Sold Products	$0.4	million	$0.5	million	$0.7	million
Contributed Cash Donations	$0.7	million	$0.5	million	$0.3	million

On December 1, 2011, the Company entered into a new Consulting Agreement with Wonder Enterprises, LLC (f/k/a Salinda Enterprises, LLC; hereinafter “Wonder”) for an initial term of six months or until May 31, 2012 for the consulting services of Mr. Caster who is an employee of Wonder. Pursuant to the terms of the Consulting Agreement, the Company will pay Wonder $300,000 for consulting services performed by Mr. Caster. The Consulting Agreement may be renewed by the Company for an additional six month period upon 30 days’ written notice to Wonder before the expiration of the current term.

F18

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds positions in the Company’s associate global downline network marketing system. The Company pays commissions and incentives to its independent associates and during 2011, 2010, and 2009, the Company paid commissions and incentives to Mr. Robbins totaling $2.7 million, $3.0 million, and $3.4 million, respectively. In addition, several of Mr. Robbins’ family members are independent associates and were paid associate commissions and earned aggregate incentives of approximately $0.4 million, $0.4 million, and $0.5 million for 2011, 2010, and 2009, respectively. The $0.4 million for the year ended December 31, 2011 includes his son, Kevin Robbins, who earned approximately $217,000, as well as his daughter, Marla Finley, and daughter-in-law, Demra Robbins, who both share an account that totaled approximately $183,000 in earnings. All commissions and incentives were paid to Mr. Robbins and his family members in accordance with the Company’s global associate career and compensation plan.

NOTE 10: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan covers all full-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) plan permits matching and discretionary employer contributions, although in response to adverse market conditions the Company suspended the matching contributions under the 401(k) Plan in the first quarter of 2009 through June 30, 2010. The Company’s matching contributions for its United States employees vest ratably over a five-year period. During the years ended December 31, 2011 and 2010, the Company contributed approximately $0.1 million and $0.4 million, respectively, to the 401(k) Plan for matching contributions.

The Company also sponsors a non-U.S. defined benefit plan covering its employees in its Japan subsidiary (the “Benefit Plan”). Pension benefits under the Benefit Plan are based on years of service and annual salary. The Company utilizes actuarial methods. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related Benefit Plan costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants, and changes in the level of benefits provided. The Company uses a measurement date of December 31 to evaluate and record any post-retirement benefits related to the Benefit Plan.

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets are as follows for the years ended December 31 (in thousands):

Projected benefit obligation:	2011	2010
Balance, beginning of year	$1,008	$846
Service cost	186	217
Interest cost	17	20
Liability (gains) and losses	11	(162)
Benefits paid to participants	(39)	(28)
Special termination benefit	21	—
Pension adjustment	6	—
Foreign currency	60	115
Balance, end of year	$1,270	$1,008

Plan assets:
Fair value, beginning of year	$—	$—
Company contributions	28	28
Benefits paid to participants	(28)	(28)
Fair value, end of year	$—	$—

F19

Funded status of the Benefit Plan as of December 31 (in thousands):	2011	2010
Benefit obligation	$(1,270)	$(1,008)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(1,270)	$(1,008)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2011	2010
Accrued benefit liability	$(1,270)	$(1,008)
Transition obligation and unrealized gain	(190)	(201)
Net amount recognized in the consolidated balance sheets	$(1,460)	$(1,209)

	Years Ended December 31,
Other changes recognized in comprehensive income/loss (in thousands):	2011	2010	2009
Net periodic cost	$221	$242	$219
Current year actuarial (gain) loss	11	(162)	(23)
Amortization of transition obligation	(5)	(5)	(5)
Amortization of actuarial gain	15	—	—
Total recognized in other comprehensive income	21	(167)	(28)
Total recognized in comprehensive income/loss	$242	$75	$191

	As of December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain/loss (in thousands):	2011	2010
Net actuarial gain	$202	$175
Transition obligation	(12)	27
Total recognized in accumulated other comprehensive loss	$190	$201

2012 estimated amounts of amortized transition obligation (in thousands):	2012
Transition obligation	$(5)

	As of December 31,
	2011	2010
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):
Projected benefit obligation	$1,270	$1,008
Accumulated benefit obligation	887	705
Fair value of plan assets	—	—

F20

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2011	2010
Discount rate	1.75%	1.75%
Rate of increase in compensation levels	3.0%	3.0%

Components of Expense

Pension expense for the Benefit Plan is included in selling, general and administrative expenses in the Consolidated Statements of Operations and is comprised of the following for the years ended December 31 (in thousands):

	2011	2010	2009
Service cost	$186	$217	$196
Interest cost	18	20	18
Amortization of transition obligation	5	5	5
Gain (Loss)	(15)	—	—
Special Termination	21	—	—
Benefit Adjustment	6	—	—
Total pension expense	$221	$242	$219

Estimated Benefits and Contributions

The Company expects to contribute approximately $64,000 to the plan in 2012. As of December 31, 2011, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2012	$64
2013	61
2014	104
2015	207
2016	50
Next five years	184
Total expected benefits to be paid	$670

F21

NOTE 11: STOCK OPTION PLAN

Summary of Stock Plan

The Company currently has one active stock-based compensation plan, which was approved by shareholders. The Company grants stock options to employees, consultants, and board members at the fair value of its common stock on the date of grant, with a term no greater than ten years. The majority of stock options vest over two or three years. Shareholders who own 10% or more of the Company’s outstanding stock are granted incentive stock options at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and have a term no greater than five years.

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan (the “2008 Plan”), which reserves up to 1,000,000 shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting. As of December 31, 2011, the 2008 Plan had 32,222 stock options available for grant, as adjusted for the 1-for-10 reverse stock split that was effective January 13, 2012, before the plan expires on February 20, 2018.

A summary of changes in stock options outstanding during the year ended December 31, 2011, as adjusted for the 1-for-10 reverse stock split, is as follows:

	2011
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	141	$28.87
Granted	37	$11.37
Exercised	—	$—
Forfeited or expired	(39)	$32.12
Outstanding at end of year	139	$23.24	8.0	—
Options exercisable at year end	71	$26.77	7.4	—

The Company issues new shares upon the exercise of options. No options were exercised during the year ended December 31, 2011.

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2011	2010	2009
Dividend yield:	—(1)	—(1)	1.05 — 2.87%
Risk-free interest rate:	0.78 — 1.82%	1.9 — 2.16%	1.53 — 2.7%
Expected market price volatility:	71.1 — 72.8%	70.8 — 72.4%	65.9 — 70.8%
Average expected life of stock options:	4.5 years	4.5 years	4.5 years
_________________________
(1) The Company declared no dividends in 2010 or 2011.

F22

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2011, 2010, and 2009 was $6.39, $10.47, and $15.62 per share, respectively, as adjusted for the 1-for-10 reverse stock split that was effective January 13, 2012. The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $0.4 million, $0.5 million, and $0.6 million, respectively.

The Company recorded the following amounts related to the expense of the fair values of options during the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Selling, general and administrative expenses and income (loss) from operations before income taxes	$356	$630	$636
Benefit for income taxes	80	85	134
Effect on net loss	$276	$545	$502

As of December 31, 2011, the Company had approximately $0.4 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years, ending December 31, as follows (in thousands):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2012	$243	$39	$204
2013	113	16	97
2014	10	—	10
	$366	$55	$311

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware, and warehouse equipment under various non-cancelable operating leases. Some of these leases have renewal options. All of the Company’s leases expire at various times through August 2023. The Company also leases equipment under various month-to-month cancelable operating leases. For the years ended December 31, 2011, 2010, and 2009, total rent expense was approximately $4.3 million, $4.2 million, and $4.0 million, respectively.

Approximate future minimum rental commitments for non-cancelable operating leases (in thousands) are as follows:

Years ending December 31,
2012	$3,434
2013	1,841
2014	1,087
2015	1,002
2016	806
Thereafter	955
$9,125

F23

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

•
In March 2006, the Company entered into a ten-year supply agreement to purchase plant-derived mineral nutrition products from InB:Biotechnologies, Inc. As of December 31, 2011, the Company is required to purchase an aggregate of $6.7 million through 2016.

•
In June of 2008, the Company entered into a three-year supply agreement with Improve U.S.A. to purchase an aloe vera powder. In August 2011, the Company entered into an amendment to its supply agreement to extend the term of the agreement for a period of three years commencing June 1, 2011 and expiring on May 14, 2014. As of December 31, 2011, the Company is required to purchase an aggregate of $3.6 million through 2014 under the terms of the agreement.

Royalty and Consulting Agreements

In 2001, the Company entered into a royalty agreement with a high level associate and shareholder, whereby the Company agreed to pay royalties totaling $1.6 million related to the sale of certain sales aids developed by the associate and sold by the Company. Pursuant to this royalty agreement, the Company has paid an aggregate of $1.4 million through December 31, 2011, of which less than $0.1 million was paid in 2011 and approximately $0.1 million was paid in each of the years 2010 and 2009.

The Company also utilizes royalty agreements with individuals and entities to provide compensation for items such as reprints of articles or speeches relating to the Company, sales of promotional videos featuring sports personalities, and promotional efforts used by the Company for product sales or attracting new associates. The Company paid royalties for such royalty agreements of approximately $0.2 million in 2011, and approximately $0.3 in 2010 and 2009.

Employment Agreements

The Company has non-cancellable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2011, the Company would continue to be indebted to the executives for $1.3 million, payable through 2012.

F24

NOTE 13: LITIGATION

Business Arbitration and Litigation

Marinova Pty. Limited v. Mannatech, Incorporated & Mannatech (International) Limited, Case No. 50-122-T-00635-09, International Centre for Dispute Resolution, a division of the American Arbitration Association

On December 10, 2009, Marinova Pty. Limited (“Marinova”) filed a Notice of Arbitration and Statement of Claim with the International Centre for Dispute Resolution, which is a division of the American Arbitration Association, against the Company and its subsidiary, Mannatech (International) Limited. Marinova’s claims stem from the parties’ April 27, 2007 purchase agreement, which was entered into between the parties. Through the purchase agreement, Marinova agreed to sell and the Company agreed to buy set quantities of glyconutrient powder that the Company uses to manufacture some of its products. Marinova claims that the Company breached the purchase agreement by not buying the specified quantities of Marinova’s product and by prematurely terminating the agreement.  Marinova further claims, based on the Company’s alleged breach of contract, that Marinova suffered lost profits damages in the amount of $6,500,000, as well as attorneys’ fees and costs.

On January 15, 2010, the Company filed its Answering Statement and Counterclaims, through which the Company asserted affirmative defenses in response to Marinova’s claims. The Company also filed a counterclaim for breach of contract, through which the Company alleged that Marinova sold the Company non-conforming powder and then refused to reimburse the Company the amount it paid for the non-conforming powder, thereby breaching the purchase agreement and entitling the Company to properly terminate the purchase agreement. The Company further alleged that Marinova separately breached the purchase agreement by marketing its powder to one or more of the Company’s competitors in violation of the purchase agreement’s exclusivity clause. Based on its counterclaim, the Company sought damages in the amount of $618,750 representing the price paid for the non-conforming product, as well as attorneys’ fees, and costs.

Following extensive discovery and motion practice, the case proceeded to a Final Hearing before a three-person arbitration panel.  That hearing occurred on February 1-3, 2012.  Following the Final Hearing, the parties submitted post-hearing briefs.

On March 16, 2012, Mannatech and Marinova entered into a binding settlement agreement that fully disposes of the claims and controversies between them.  Pursuant to that settlement agreement, Mannatech forgave the $618,750 payment owing and made a one-time payment of $2,600,000 to Marinova, which has been recorded in the December 31, 2011 financial statements.  The settlement also includes a full release of both parties and a covenant not to sue.

Product Liability Litigation

Susan Chon vs. Mannatech, Inc. dba Mannatech Dietary Supplements; Eun-Sook Cho; Gina Park; Good News Acupunture/Couples Acupuncture, Case No. BC460029, Los Angeles County Superior Court

On April 21, 2011, Susan Chon, an individual, filed suit against the Company in Los Angeles County Superior Court.  The plaintiff is one of the Company’s former independent associates and has alleged sustaining injuries and enduring complications from breast cancer as the result of taking Ambrotose®, one of the Company’s products.  The plaintiff also alleges that co-defendants En-Sook Cho, Gina Park and Good News Acupuncture represented to her that the Ambrotose® product cured serious medical problems.  Unspecified damages are sought against all defendants.

The Company tendered this matter to its insurance carrier and retained outside counsel.  The Company filed an answer on June 16, 2011.  Co-defendant Gina Park separately filed an answer on June 8, 2011.  The parties are engaged in the initial stages of written discovery. The plaintiff has partially responded to the Defendants’ original discovery requests, and on October 7, 2011 promulgated her initial discovery requests.

On March 1, 2012, the parties engaged in a private mediation session, and a settlement was reached resolving all outstanding issues between the parties.  The Court has been notified of the outcome of the mediation, and it is anticipated that all settlement documents will be executed and a motion to dismiss the litigation with prejudice will be filed with the Court within the next thirty (30) days.

F25

Administrative Proceedings

Our 2005-2009 tax years remain subject to examination by the IRS for U.S. federal tax purposes. On May 26, 2011 the IRS issued a Revenue Agent’s report (“RAR”) detailing proposed adjustments for the tax years under examination.  The net tax deficiency associated with the RAR is $8.5 million plus penalties of $1.5 million.  On July 8, 2011, the Company filed a protest letter challenging the proposed adjustments contained in the RAR and are pursuing resolution of these items with the Appeals Division of the IRS.  There are other ongoing audits in various international jurisdictions that are not material to the Company’s financial statements.

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and management review of the existing facts and circumstances related to these lawsuits, and related legal fees, the Company has accrued $3.1 million as of December 31, 2011 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

NOTE 14: SHAREHOLDERS’ EQUITY

Equity Line

On September 16, 2010, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (the “Investor”), whereby the Company may sell up to $10 million of the Company’s common stock to the Investor over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares pursuant to the Investment Agreement (the “Equity Line”).

The Company may draw on the Equity Line from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company is not permitted to draw on the Equity Line unless there is an effective registration statement to cover the resale of the shares. The Company filed a registration statement with the SEC, and on October 28, 2010, the SEC declared effective the Company’s Registration Statement on Form S-3 (File No. 333-169774), which registered up to 5,000,000 shares of common stock that may be resold by the Investor pursuant to the Investment Agreement.  The number of shares registered on Form S-3 are subject to adjustment for the reverse stock split pursuant to Rule 416 of the Securities Act.

Investors should read the Investment Agreement together with the other information concerning the Company that the Company publicly files in reports and statements with the SEC.

As of March 29, 2012, no shares of common stock have been issued pursuant to the Investment Agreement.

Preferred Stock

On May 19, 1998, the Company amended its Amended and Restated Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to 99.0 million and the Company authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have ever been issued or outstanding.

F26

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock, as adjusted for the 1-for-10 reverse stock split, and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”).

On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. During July 2011, the Company repurchased 528 shares of its common stock in the open market under the June 2004 Plan. The total cost and average price per share were approximately $5,000 and $9.43, respectively. As of March 26, 2012, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. No shares have ever been purchased under the August 2006 Plan.  The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

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

The after-tax components of accumulated other comprehensive income (loss), are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2008	$(1,409)	$3	$(1,406)
Current-period change	276	17	293
Balance as of December 31, 2009	(1,133)	20	(1,113)
Current-period change	(299)	104	(195)
Balance as of December 31, 2010	(1,432)	124	(1,308)
Current-period change	893	(12)	881
Balance as of December 31, 2011	$(539)	$112	$(427)

F27

NOTE 15: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings Per Share (EPS) by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. The diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards under the 2008 Stock Incentive Plan. The Company reported net losses for the years ended December 31, 2011, 2010 and 2009 and approximately 0.1 million, 0.2 million, and 0.1 million of the Company’s stock options were excluded from the diluted EPS calculation, respectively, as the effect would have been antidilutive. In determining potential dilution effect of outstanding stock options during 2011, 2010 and 2009, the Company used average common stock close price of $10.89, $26.69 and $33.86 per share, respectively, as adjusted for the 1-for-10 reverse stock split that became effective January 13, 2012.

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

The Company operates facilities in ten countries and sells product in twenty-one countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa and Mexico. Each facility services different geographic areas. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets.

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

	2011		2010		2009
United States	$84.0	41.8%	$100.8	44.1%	$140.7	48.6%
Japan	30.4	15.1%	34.2	15.0%	42.0	14.5%
Republic of Korea	23.4	11.8%	22.0	9.6%	26.4	9.1%
Australia	17.3	8.6%	20.0	8.8%	22.9	7.9%
Canada	16.0	8.0%	18.5	8.1%	23.0	7.9%
South Africa	8.8	4.4%	12.0	5.3%	13.2	4.6%
Taiwan	4.3	2.1%	6.4	2.8%	6.6	2.3%
Singapore	3.6	1.8%	2.1	0.9%	1.5	0.5%
New Zealand	2.4	1.2%	3.1	1.4%	4.3	1.5%
Mexico(1)	2.0	1.0%	—	—	—	—
Germany	1.9	0.9%	2.3	1.0%	3.2	1.1%
United Kingdom(2)	1.8	0.9%	2.4	1.1%	3.3	1.0%
Norway	1.8	0.9%	1.6	0.7%	0.3	0.1%
The Netherlands	1.2	0.6%	0.6	0.3%	0.2	0.1%
Austria	0.8	0.4%	1.1	0.5%	0.3	0.1%
Sweden	0.5	0.2%	0.5	0.2%	0.2	0.1%
Denmark	0.3	0.2%	0.5	0.2%	1.6	0.6%
Finland(3)	0.2	0.1%	—	—	—	—
Total	$200.7	100%	$228.1	100%	$289.7	100%
__________________________________
(1)	The Company began operations in Mexico in January 2011.
(2)
Includes sales for the Czech Republic, Estonia, and the Republic of Ireland , which began operations in June 2011. Their combined consolidated sales for the year ended December 31, 2011 were approximately $0.1 million and are included in net sales for United Kingdom.

(3)	The Company began operations in Finland in June 2011.

F28

	2011	2010	2009
Consolidated product sales	$171.5	$187.2	$213.9
Consolidated pack sales	21.3	31.3	62.1
Consolidated other, including freight	7.9	9.6	13.7
Total	$200.7	$228.1	$289.7

Long-lived assets by country, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following countries, as follows (in millions):

Country	2011	2010
Australia	$0.3	$0.3
Canada	0.1	0.1
Japan	0.2	0.2
Mexico	0.5	0.3
Republic of Korea	0.6	0.8
South Africa	0.1	0.1
Switzerland	0.2	0.4
Taiwan	—	0.1
United Kingdom	—	0.1
United States	7.6	16.6
Total	$9.6	$19.0

Inventory balances by country, which consist of raw materials, and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following countries as of December 31, as follows (in millions):

Country	2011	2010
Australia	$1.5	$1.5
Canada	1.3	1.5
Japan	1.2	1.6
Mexico	0.3	0.8
Republic of Korea	0.8	0.8
South Africa	0.7	1.3
Switzerland	0.2	0.3
Taiwan	0.3	0.4
United Kingdom	0.9	1.1
United States	10.6	14.8
Total	$17.8	$24.1

F29

NOTE 17: SUBSEQUENT EVENTS

On January 9, 2012, the Company held a Special Meeting of Shareholders where shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of the Company’s common stock at a specific ratio within a range from 1-for-10 to 1-for-15 and granted authorization to the Board of Directors to determine, in its discretion, the timing and the specific ratio of the reverse stock split. At a subsequent Board of Directors’ meeting held after the shareholders’ meeting, the Board of Directors passed a resolution to set the ratio for the stock split at 1-for-10.

The reverse stock split became effective as of 11:59 p.m. on January 13, 2012. The trading of the Company’s common stock on Nasdaq on a split-adjusted basis began at the opening of trading on January 17, 2012. The primary purposes of the reverse stock split were to increase the per-share market price of the Company’s common stock in order to maintain its listing on Nasdaq, encourage investor interest in the Company, and promote greater liquidity for the Company’s existing shareholders. As previously announced, the Company was provided an initial period of 180 calendar days, or until February 7, 2012, to maintain a closing bid price of at least $1.00 per share for 10 consecutive trading days, enabling the Company to retain its listing on Nasdaq.

On January 31, 2012, the Company received a letter from The NASDAQ Stock Market confirming that the Company had regained compliance with the minimum bid price requirement for continued listing on Nasdaq. The letter stated that The NASDAQ Stock Market staff had determined that for the last 10 consecutive business days, from January 17, 2012 to January 30, 2012, the closing bid price of the Company's common stock had been at $1.00 per share or greater and accordingly, the Company had regained compliance with Listing Rule 5450(a)(1).

On March 1, 2012, the Company reached a settlement in the previously disclosed lawsuit, Susan Shon vs. Mannatech. The amount of the settlement was recorded in other operating costs for the year ended December 31, 2011. For more information, see Note 13, “Litigation”.

On March 16, 2012, the Company reached a settlement in the previously disclosed lawsuit, Marinova vs. Mannatech. The amount of the settlement payment was recorded in other operating costs for the year ended December 31, 2011. For more information, see Note 13, “Litigation”.

On March 21, 2012, the Board of Directors adopted resolutions amending the June 2004 Plan to clarify that the maximum number of shares of common stock that the Company is authorized to repurchase in the open market under the June 2004 Plan is up to the lesser of (i) 130,000 shares and (ii) $1,300,000 in shares.  The Board of Directors also clarified that in the event of any further splits of the Company’s common stock, the number of shares the Company will be authorized to repurchase under such amended June 2004 Plan shall automatically adjust according to the ratio set by the Board of Directors.

F30

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.4	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.2	First Amendment to the Mannatech 2008 Stock Incentive Plan.	8-K	000-24657	99.1	June 11, 2010
10.3	Investment Agreement by and between Mannatech and Dutchess Opportunity Fund, II, LP dated September 16, 2010.	8-K	000-24657	10.1	September 21, 2010
10.4	Amendment to Investment Agreement, dated as of October 4, 2010, by and between Mannatech and Dutchess Opportunity Fund, II, LP.	8-K	000-24657	10.1	October 5, 2010
10.5	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.6	Registration Rights Agreement by and between Mannatech and Dutchess Opportunity Fund, II, LP dated September 16, 2010.	8-K	000-24657	10.2	September 21, 2010
10.7	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.8	2008 Stock Incentive Plan.	DEF 14A	000-24657	Appendix B	April 29, 2008
10.9	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.10	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.11	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998
10.12	Second Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.1	November 9, 2005
10.13	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated May 29, 1997 as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998
10.14	Third Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.2	November 9, 2005
10.15	Trademark License and Supply Agreement between Mannatech and Carrington Laboratories, Inc., dated January 25, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	January 31, 2007
10.16	Supply Agreement between Mannatech and Natural Aloe de Costa Rica, S.A. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 3,2011
10.17	Supply Agreement between Mannatech (International) Limited and Marinova Pty. Limited, effective August 9, 2007 and dated May 7, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.18	Amendment to Purchase Agreement between Mannatech and Marinova PTY, Limited, dated May 6, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.4	August 11, 2008
10.19	Purchase Agreement between Mannatech and Larex, Inc., dated January 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.18	March 16, 2006
10.20	Purchase Agreement between Mannatech and Wellness Enterprises, LLC, dated February 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.19	March 16, 2006
10.21	Supply Agreement between Mannatech and Coradji PTY. Limited, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	10.1	March 29, 2005
10.22	Supply License Agreement between Mannatech and InB:Biotechnologies, Inc., dated March 22, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.2	May 10, 2006
10.23	Initial Commercial Supply and Manufacturing Agreement between Mannatech and Fine Chemetics, Inc., dated March 29, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2006
10.24	Supply Agreement between Mannatech, Incorporated, and Improve U.S.A., Inc., effective June 1, 2008, and executed May 2, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 8, 2008
10.25	Amendment to Supply Agreement between Mannatech and Improve U.S.A., dated June 1, 2011. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	August 22, 2011
10.26	Amended and Restated Employment Agreement between Terry L. Persinger and Mannatech, dated June 16, 2008.	8-K	000-24657	10.1	June 20, 2008
10.27	Employment Agreement between Robert A. Sinnott, Ph.D. and Mannatech, dated October 5, 2007.	8-K	000-24657	10.3	October 11, 2007
10.28	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated January 23, 2006.	10-K	000-24657	10.32	March 16, 2006
10.29	Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated October 5, 2007.	8-K	000-24657	10.2	October 11, 2007
10.30	First Amendment to Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated December 18, 2008.	10-K	000-24657	10.24	March 12, 2009
10.31	Employment Agreement between Terence L. O’Day and Mannatech, dated October 5, 2007.	8-K	000-24657	10.1	October 11, 2007
10.32	Employment Agreement between B. Keith Clark and Mannatech, dated October 5, 2007.	8-K	000-24657	10.4	October 11, 2007
10.33	Employment Agreement between Wayne L. Badovinus and Mannatech, dated June 4, 2008.	8-K	000-24657	10.1	June 9, 2008
10.34	Employment Agreement between Terri F. Maxwell and Mannatech, dated August 28, 2008.	8-K	000-24657	10.1	September 2, 2008
10.35	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004
10.36	Termination of Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated March 6, 2009.	8-K	000-24657	10.1	March 10, 2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date

10.37	Follow-Up Agreement to Letter of Intent Agreement between Mannatech and Jett, dated September 10, 2001.	10-Q	000-24657	10.4	November 14, 2001
10.38	Letter of Understanding between Mannatech and Dr. John Axford, dated April 19, 2006.	8-K	000-24657	99.1	April 21, 2006
10.39	Extension of the Letter of Spokesperson Arrangement between Mannatech and Dr. John Axford, dated February 18, 2007.	8-K	000-24657	99.1	February 21, 2007
10.40	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.41	Amendment to Employment Agreement between Alfredo Bala and Mannatech, dated October 11, 2007.	8-K	000-24657	10.1	October 17, 2007
10.42	Clinical Research Agreement dated January 3, 2007 by and between St. George’s Hospital Medical School (trading as St George’s, University of London), and Mannatech, Inc.	10-K	000-24657	10.39	March 17,2008
10.43	Employment Agreement, effective March 2, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.1	March 6, 2009
10.44	First Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.4	December 18, 2009
10.45	Consulting Agreement, dated March 17, 2009, between Mannatech, Salinda Enterprises, LLC and Samuel L. Caster.	8-K	000-24657	10.1	March 19, 2009
10.46	Consulting Agreement, dated December 1, 2011, between Mannatech, Wonder Enterprises, LLC (f/k/a Salinda Enterprises, LLC) and Samuel L. Caster	*	*	*	*
10.47	Separation and Release Agreement, dated July 17, 2009 between Mannatech and Terri F. Maxwell.	8-K	000-24657	10.1	July 21, 2009
10.48	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Stephen D. Fenstermacher.	8-K	000-24657	10.1	December 18, 2009
10.49	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Robert A. Sinnott, Ph.D.	8-K	000-24657	10.2	December 18, 2009
10.50	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and B. Keith Clark.	8-K	000-24657	10.3	December 18, 2009
14.1	Code of Ethics.	10-K	000-24657	14.1	March 16, 2007
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO USA, LLP.	*	*	*	*
23.2*	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.	*	*	*	*
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
99.1*	Financial Statement Schedule Regarding Valuation and Qualifying Accounts.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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