Form 10-Q
period 2012-03-31
MANNATECH INC
filed 2012-05-10
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 For the quarterly period ended: March 31, 2012 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File No. 000-24657

MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code:  (972) 471-7400
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
Yes [  ] No [X]

As of May 4, 2012, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,647,735.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2011, and the “Risk Factors” section in Part II, Item 1A of this Form 10-Q, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

▪	overall growth or lack of growth in the nutritional supplements industry;

▪	plans for expected future product development;

▪	changes in manufacturing costs;

▪	shifts in the mix of packs and products;

▪	the future impact of any changes to global associate career and compensation plans or incentives;

▪	the ability to attract and retain independent associates and members;

▪	new regulatory changes that may affect operations or products;

▪	the competitive nature of our business with respect to products and pricing;

▪	publicity related to our products or network-marketing; and

▪	the political, social, and economic climate.

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

Our products are not intended to diagnose, cure, treat, or prevent any disease, and any statements about our products contained in this report have not been evaluated by the Food and Drug Administration, also referred to herein as the “FDA”.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Cash and cash equivalents	$12,574	$18,057
Restricted cash	1,515	1,263
Accounts receivable, net of allowance of $26 and $22 in 2012 and 2011, respectively	258	304
Income tax receivable	888	888
Inventories, net	17,616	17,786
Prepaid expenses and other current assets	3,225	2,497
Deferred tax assets	941	936
Total current assets	37,017	41,731
Property and equipment, net	7,248	9,566
Construction in progress	3	—
Long-term restricted cash	3,551	3,386
Other assets	3,243	2,815
Long-term deferred tax assets	823	772
Total assets	$51,885	$58,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$843	$852
Accounts payable	6,092	4,825
Accrued expenses	7,629	10,514
Commissions and incentives payable	5,603	8,567
Taxes payable	3,576	3,364
Current deferred tax liability	198	185
Deferred revenue	1,475	1,569
Total current liabilities	25,416	29,876
Capital leases, excluding current portion	1,226	1,358
Long-term deferred tax liabilities	2	1
Other long-term liabilities	5,747	5,382
Total liabilities	32,391	36,617

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,769,756 shares issued and 2,647,735 shares outstanding as of March 31, 2012 and 2,769,756 shares issued and 2,648,518 shares outstanding as of December 31, 2011	—	—
Additional paid-in capital	42,455	42,408
Accumulated deficit	(6,932)	(5,532)
Accumulated other comprehensive loss	(1,233)	(427)
Less treasury stock, at cost, 121,237 shares in 2012 and 2011	(14,796)	(14,796)
Total shareholders’ equity	19,494	21,653
Total liabilities and shareholders’ equity	$51,885	$58,270

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended March 31,
	2012	2011
Net sales	$44,502	$50,900
Cost of sales	6,395	7,214
Commissions and incentives	18,985	21,707
	25,380	28,921
Gross profit	19,122	21,979

Operating expenses:
Selling and administrative	11,484	16,018
Depreciation and amortization	2,458	2,801
Other operating costs	7,236	8,066
Total operating expenses	21,178	26,885

Loss from operations	(2,056)	(4,906)
Interest expense	(53)	(20)
Other income, net	892	267
Loss before income taxes	(1,217)	(4,659)

Provision for income taxes	(183)	(119)
Net loss	$(1,400)	$(4,778)

Net loss per share:
Basic	$(0.53)	$(1.81)
Diluted	$(0.53)	$(1.81)

Weighted-average common shares outstanding:
Basic	2,648	2,649
Diluted	2,648	2,649

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2012	2011
Net loss	$(1,400)	$(4,778)
Foreign currency translations	(806)	21
Comprehensive loss	$(2,206)	$(4,757)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2011	$—	$42,408	$(5,532)	$(427)	$(14,796)	$21,653
Net loss	—	—	(1,400)	—	—	(1,400)
Charge related to stock-based compensation	—	50	—	—	—	50
Repurchase of fractional shares from reverse stock split	—	(3)	—	—	—	(3)
Foreign currency translations	—	—	—	(806)	—	(806)
Balance at March 31, 2012	$—	$42,455	$(6,932)	$(1,233)	$(14,796)	$19,494

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED ALL SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,400)	$(4,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,458	2,801
Provision for inventory losses	350	652
Provision for doubtful accounts	8	22
Loss on disposal of assets	28	8
Accounting charge related to stock-based compensation expense	50	97
Deferred income taxes	(95)	(644)
Changes in operating assets and liabilities:
Accounts receivable	31	214
Income tax receivable	(1)	31
Inventories	(102)	1,637
Prepaid expenses and other current assets	(516)	(111)
Other assets	(442)	171
Accounts payable	1,287	146
Accrued expenses and other liabilities	(2,433)	320
Taxes payable	198	(1,341)
Commissions and incentives payable	(2,921)	(2,518)
Deferred revenue	(93)	(155)
Net cash used in operating activities	(3,593)	(3,448)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(106)	(331)
Proceeds from sales of assets	4	—
Change in restricted cash	(351)	(312)
Net cash used in investing activities	(453)	(643)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of fractional shares from reverse stock split	(3)	—
Repayment of capital lease obligations	(387)	(370)
Net cash used in financing activities	(390)	(370)
Effect of currency exchange rate changes on cash and cash equivalents	(1,047)	(88)
Net decrease in cash and cash equivalents	(5,483)	(4,549)
Cash and cash equivalents at the beginning of the period	18,057	21,584
Cash and cash equivalents at the end of the period	$12,574	$17,035
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes received (paid), net	$(255)	$(166)
Interest paid on capital leases	$46	$50

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are primarily sold to independent associates and members located in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, the Republic of Namibia (via South Africa), Singapore, Austria, the Netherlands, Norway, Sweden, Mexico, the Czech Republic, Estonia, Finland and the Republic of Ireland.

Independent associates (“associates”) purchase the Company’s products at published wholesale prices to either sell to retail customers or for personal use. Members purchase the Company’s products at a discount from published retail prices primarily for personal use.  The Company cannot distinguish products sold for personal use from other sales because it is not involved with the products after delivery, other than usual and customary product warranties and returns. Only associates are eligible to earn commissions and incentives.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2011 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2011 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 29, 2012 (the “2011 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2011 Annual Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. As of March 31, 2012 and December 31, 2011, credit card receivables were $1.2 million and $1.7 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $10.6 million and $10.5 million, respectively.  The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of March 31, 2012 and December 31, 2011, our total restricted cash was $5.1 million and $4.6 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2012 and December 31, 2011, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At March 31, 2012 and December 31, 2011, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of March 31, 2012 and December 31, 2011, other assets were $3.2 million and $2.8 million, respectively, and primarily consisted of deposits for building leases in various locations and certain intangible assets. Also included in the March 31, 2012 and December 31, 2011 balances was $0.9 million, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities.

Commissions and Incentives

Associates earn commissions and incentives based on their direct and indirect commissionable net sales over 13 business periods each year. Each business period equals 28 days. The Company accrues commissions and incentives when earned by associates and pays commissions on product sales three weeks following the business period end and pays commissions on its pack sales five weeks following the business period end.

Other Long-Term Liabilities

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 and continuing through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this royalty agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to this benefit, and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of March 31, 2012 and December 31, 2011, the Company’s liability related to this royalty agreement was $1.1 million and $1.2 million, respectively, of which $0.3 million was currently due and included in accrued expenses.

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of March 31, 2012 and December 31, 2011, accrued restoration costs related to these leases amounted to $0.4 million. At March 31, 2012 and December 31, 2011, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $1.2 million and $1.3 million, respectively.

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

Revenue Recognition

The Company’s revenue is derived from sales of individual products, sales of its starter and renewal packs, and shipping fees. Substantially all of the Company’s product and pack sales are made to associates at published wholesale prices and to members at discounted published retail prices. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience.

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At March 31, 2012 and December 31, 2011, the Company’s deferred revenue was $1.5 million and $1.6 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by period end; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the three months ended March 31, 2012 our sales return reserve consisted of the following (in thousands):

March 31, 2012
Sales reserve as of January 1, 2012	$528
Provision related to sales made in current period	368
Adjustment related to sales made in prior periods	(70)
Actual returns or credits related to current period	(157)
Actual returns or credits related to prior periods	(472)
Sales reserve as of March 31, 2012	$197

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales and records shipping and handling costs associated with shipping products to customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $2.4 million and $2.9 million for the three months ended March 31, 2012 and 2011, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

Reverse Stock Split

In 2011, the Board of Directors approved an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Amendment”) to effect a reverse stock split of the Company’s common stock.  The Company held a special meeting of shareholders on January 9, 2012 at which the shareholders approved the Amendment and the reverse stock split.  The Board of Directors subsequently set the ratio for the reverse stock split at 1-for-10, which then became effective as of 11:59 p.m. on January 13, 2012.  The trading of the Company’s common stock on Nasdaq on a split-adjusted basis began at the opening of trading on January 17, 2012. The primary purposes of the reverse stock split were to increase the per-share market price of the Company’s common stock in order to maintain its listing on Nasdaq, encourage investor interest in the Company, and promote greater liquidity for the Company’s existing shareholders.  All share numbers in this quarterly report have been adjusted to reflect the reverse stock split unless otherwise indicated.

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at March 31, 2012 and December 31, 2011, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$5,921	$6,850
Finished goods	13,222	13,247
Inventory reserves for obsolescence	(1,527)	(2,311)
Total	$17,616	$17,786

NOTE 3: INCOME TAXES

For the three months ended March 31, 2012 and 2011, the Company’s effective tax rate was (15.1)% and (2.6)%, respectively. For the three months ended March 31, 2012 and 2011, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

For the three months ended March 31, 2012 and 2011, the Company had a provision for income tax despite the pre-tax losses primarily because of increases in the valuation allowance for deferred tax assets, increases in uncertain income tax positions, and differences from foreign operations.

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

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings Per Share (“EPS”) by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. The Company reported net losses for the three months ended March 31, 2012 and 2011 and approximately 0.1 million of the Company’s stock options were excluded from the diluted EPS calculation, as the effect would have been antidilutive. In determining the potential dilution effect of outstanding stock options during the three months ended March 31, 2012 and 2011, the Company used the quarter’s average common stock close price of $4.17 and $18.30 per share, respectively.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserves up to 100,000 shares, as adjusted for the 1-for-10 reverse stock split, for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting. As of March 31, 2012, the 2008 Plan had 40,240 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended March 31, 2012 the Company granted 5,000 stock options and did not grant any stock options during the three months ended March 31, 2011. The fair value of stock options granted during the three months ended March 31, 2012 was $2.64.  The Company recognized compensation expense as follows for the three months ended March 31 (in thousands):

	Three months
	2012	2011
Total gross compensation expense	$50	$97
Total tax benefit associated with compensation expense	11	17
Total net compensation expense	$39	$80

As of March 31, 2012, the Company expects to record compensation expense in the future as follows (in thousands):
	Nine months ending December 31, 2012	Year ending December 31,
		2013	2014
Total gross unrecognized compensation expense	$139	$77	$10
Tax benefit associated with unrecognized compensation expense	23	11	—
Total net unrecognized compensation expense	$116	$66	$10

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

As of May 4, 2012, no shares of common stock have been issued pursuant to the Investment Agreement.

Treasury Stock

The Company is authorized to repurchase the lesser of (i) 130,000 shares and (ii) $1.3 million in shares pursuant to a stock repurchase plan adopted by the Company’s Board of Directors on June 30, 2004 (as amended, the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”).  The Company has not repurchased any shares of its common stock in 2012.

As of May 4, 2012, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. No shares have ever been purchased under the August 2006 Plan.  The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

NOTE 7: LITIGATION

Business Arbitration and Litigation

Marinova Pty. Limited v. Mannatech, Incorporated & Mannatech (International) Limited, Case No. 50-122-T-00635-09, International Centre for Dispute Resolution, a division of the American Arbitration Association

On December 10, 2009, Marinova Pty. Limited (“Marinova”) filed a Notice of Arbitration and Statement of Claim with the International Centre for Dispute Resolution, which is a division of the American Arbitration Association, against the Company and its subsidiary, Mannatech (International) Limited. Marinova’s claims stem from the parties’ April 27, 2007 purchase agreement. Through the purchase agreement, Marinova agreed to sell and the Company agreed to buy set quantities of glyconutrient powder that the Company uses to manufacture some of its products. Marinova claimed that the Company breached the purchase agreement by not buying the specified quantities of Marinova’s product and by prematurely terminating the agreement.  Marinova further claimed, based on the Company’s alleged breach of contract, that Marinova suffered lost profits damages in the amount of $6,500,000, as well as attorneys’ fees and costs.  The Company subsequently filed an answer and counterclaim, seeking damages in the amount of $618,750, representing the price paid for alleged non-conforming product.

On March 16, 2012, the Company and Marinova entered into a binding settlement agreement that fully disposes of the claims and controversies between them.  Pursuant to the settlement agreement, Mannatech withdrew the $618,750 in claimed damages and made a one-time payment of $2,600,000 to Marinova, which has been recorded in the December 31, 2011 financial statements.  The settlement also includes a full release of both parties and a covenant not to sue.

Ray Gebauer vs. Mannatech, Incorporated, Case SA-CV-11-1255-DOC, United States District Court, Central District of California

On August 22, 2011, Ray Gebauer, an individual, filed suit against the Company in the Central California district of the United States District Court.  The plaintiff, a former associate, alleged breach of contract, breach of fiduciary duty, discrimination and fraud in connection with the termination of his associate agreement with the Company in 2007.

Mr. Gebauer never sought to have the Company served with the complaint and, in 2012, the Company learned that the Court entered an Order Dismissing Civil Action on December 29, 2011.  The Company considers the matter closed.

Bradley E. Bagge vs. Mannatech Incorporated, Craig Hermanson et al., Case 12-80828 DSD/AJB, United States District Court, District of Minnesota

On April 3, 2012, Bradley E. Bagge, an individual, filed suit against the Company in the Minnesota district of the United States District Court.  The plaintiff asserts that he has an interest in several associate positions of the Company, and alleges that another associate and an “investor group” have fraudulently usurped his interests in said associate positions and deprived him of the commissions and bonuses associated therewith.  The plaintiff asserts RICO Act and identity theft claims, and further asserts that the Company is complicit in the conduct of the other defendants.

While this action was instituted in early April, the Company has yet to be formally served.  Upon being served the Company will retain counsel and vigorously respond to the allegations of the plaintiff.   The Company considers this to be a dispute between the plaintiff and the other defendants for control of the associate positions, and will take such action as the Court requires with respect to payment of commissions during the pendency of the case.  The likelihood of an unfavorable outcome is uncertain at this time.

Product Liability Litigation

Susan Chon vs. Mannatech, Inc. dba Mannatech Dietary Supplements; Eun-Sook Cho; Gina Park; Good News Acupunture/Couples Acupuncture, Case No. BC460029, Los Angeles County Superior Court

On April 21, 2011, Susan Chon, an individual, filed suit against the Company in Los Angeles County Superior Court.  The plaintiff is one of the Company’s former associates and has alleged sustaining injuries and enduring complications from breast cancer as the result of taking Ambrotose®, one of the Company’s products.  The plaintiff also alleges that co-defendants En-Sook Cho, Gina Park and Good News Acupuncture represented to her that the Ambrotose® product cured serious medical problems.  Unspecified damages are sought against all defendants.

On March 1, 2012, the parties engaged in a private mediation session, and a settlement was reached resolving all outstanding issues between the parties in the amount of $200,000, $79,000 of which is covered by the Company’s insurer.  On March 19, 2012, the parties executed and filed a motion to dismiss the litigation with the court.  The Company now considers this matter closed.

Litigation in General

The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance; however, certain costs of defending lawsuits are not covered by or are only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred or as they become determinable.

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and management review of the existing facts and circumstances related to these lawsuits, and related legal fees, the Company has accrued $0.1 million as of March 31, 2012 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements that impacted the first quarter of 2012, or which are expected to have a material impact on the Company’s future periods that were not already adopted and disclosed in prior periods.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2012. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2012.

	Level 1		Level 2		Level 3		Total
Assets
Money Market Funds – Fidelity, US	$ $	839	$ $	—	$ $	—	$ $	839
Interest bearing deposits – various banks, Korea	2,442		—		—		2,442
Total assets		$3,281		$—		$—		$3,281
Amounts included in:
Cash and cash equivalents	$ $	839	$ $	—	$ $	—	$ $	839
Long-term restricted cash		2,442		—		—		2,442
Total		$3,281		$—		$—		$3,281

NOTE 10: SEGMENT INFORMATION

The Company conducts its business as a single operating segment, consolidating all of its business units into a single reportable entity, as a seller of proprietary nutritional supplements, topical and skin care products, and weight-management products through its network marketing distribution channels operating in twenty-two countries. Each of the Company’s business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its associates and distributes its products through similar distribution channels in each country. No single associate has ever accounted for more than 10% of the Company’s consolidated net sales.

The Company operates facilities in ten countries and sells product in twenty-two countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, and Mexico. Each facility services different geographic areas. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets.

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the three months ended March 31, are as follows (in millions, except percentages):

	Three months
Country	2012		2011
United States	$18.6	41.8%	$22.4	44.0%
Japan	6.8	15.3%	7.5	14.7%
Republic of Korea	5.5	12.4%	5.2	10.2%
Australia	4.0	9.0%	4.5	8.8%
Canada	3.7	8.3%	4.0	7.9%
South Africa(1)	2.0	4.5%	2.1	4.1%
New Zealand	0.6	1.3%	0.6	1.2%
Singapore	0.6	1.3%	0.6	1.2%
Taiwan	0.6	1.4%	1.2	2.3%
Germany	0.5	1.1%	0.5	1.0%
Norway	0.4	0.9%	0.5	1.0%
United Kingdom(2)	0.4	0.9%	0.3	0.6%
Mexico	0.2	0.5%	0.7	1.4%
The Netherlands	0.2	0.5%	0.3	0.6%
Austria	0.1	0.2%	0.2	0.4%
Sweden	0.1	0.2%	0.2	0.4%
Denmark	0.1	0.2%	0.1	0.2%
Finland(3)	0.1	0.2%	—	—%
Total	$44.5	100%	$50.9	100%
________________________
(1)	Includes sales for the Republic of Namibia, which began operations in August 2011.
(2)
Includes sales for the Czech Republic, Estonia, and the Republic of Ireland, which began operations in June 2011. Their combined consolidated sales for the three months ended March 31, 2012 were approximately $0.1 million and are included in net sales for the United Kingdom.

(3)	The Company began operations in Finland in June 2011.

	Three months
	2012	2011
Consolidated product sales	$39.9	$43.2
Consolidated pack sales	3.1	5.5
Consolidated other, including freight	1.5	2.2
Consolidated total net sales	$44.5	$50.9

Long-lived assets, which include property, equipment and construction in progress for the Company and its subsidiaries, reside in the following countries (in millions):

Country	March 31, 2012	December 31, 2011
Australia	$0.2	$0.3
Canada	0.1	0.1
Japan	0.2	0.2
Mexico	0.5	0.5
Republic of Korea	0.6	0.6
South Africa	0.1	0.1
Switzerland	0.2	0.2
United States	5.3	7.6
Total	$7.2	$9.6

Inventory balances by country, which consist of raw materials, work in progress, finished goods, and promotional materials, as offset by obsolete inventories, were as follows (in millions):

Country	March 31, 2012	December 31, 2011
Australia	$1.7	$1.5
Canada	1.2	1.3
Japan	1.1	1.2
Mexico	0.4	0.3
Republic of Korea	1.4	0.8
South Africa	0.7	0.7
Switzerland	—	0.2
Taiwan	0.2	0.3
United Kingdom	0.7	0.9
United States	10.2	10.6
Total	$17.6	$17.8

NOTE 11: SUBSEQUENT EVENTS

The Company officially launched its newest nutritional supplement, NutriVerus powder, at the Company's MannaFest 2012 convention, which was held on April 12 through 14. NutriVerus powder contains essential vitamins and minerals, antioxidants, glyconutrients, stabilized rice bran and organic fruits and vegetables. All active components of the product come from natural, real-food sources. The supplement is available in powder form and is designed to be flavor-neutral so it can be easily added to any drink or meal, boosting the nutrition of anything you eat.

The NutriVerus powder became available for sale on May 1, 2012 in the United States.  The Company will launch the product in its other twenty-two markets throughout the rest of 2012 and the first part of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2012 as compared to the same period in 2011, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 372,000 associates and members who have purchased our products and/or packs within the last 12 months, who we refer to as current associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in twenty-one countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of associates and members; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure.

Current Economic Conditions and Recent Developments

The first quarter of 2012 represented a building of the foundation for future revenue growth.  During the quarter, we completed the development and registration for our newest nutritional supplement, NutriVerus.  This product leverages our existing technologies into a supplement that is easily added to any food or beverage.  The product was met with excitement at Mannafest 2012, our international convention held in Fort Worth, Texas in April.

At Mannafest, we also launched a new business-building system called Navig8.  This system allows associates to electronically promote Mannatech’s products and opportunities to interested associates and members on a global basis.  We believe NutriVerus and Navig8 will contribute to our efforts in increasing sales volumes and generating positive cash flow in future quarters.

We experienced a decline in revenue in the first quarter of 2012 as compared to the first quarter 2011.  Although a portion of the revenue reduction was offset by lower operating costs as compared to the first quarter 2011, we generated a net loss for the first quarter 2012.  We remain dedicated to our 2012 goal of restoring profitability; therefore, we are continuing to reduce our operating expenses on a global basis.  We expect these targeted expense reductions to have a positive impact on profitability and cash flow.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	2012		2011		Change
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$44,502	100.0%	$50,900	100.0%	$(6,398)	(12.6)%
Cost of sales	6,395	14.4%	7,214	14.2%	(819)	(11.4)%
Commissions and incentives	18,985	42.6%	21,707	42.6%	(2,722)	(12.5)%
	25,380	57.0%	28,921	56.8%	(3,541)	(12.2)%
Gross profit	19,122	43.0%	21,979	43.2%	(2,857)	(13.0)%

Operating expenses:
Selling and administrative expenses	11,484	25.8%	16,018	31.5%	(4,534)	(28.3)%
Depreciation and amortization	2,458	5.5%	2,801	5.5%	(343)	(12.2)%
Other operating costs	7,236	16.3%	8,066	15.8%	(830)	(10.3)%
Total operating expenses	21,178	47.6%	26,885	52.8%	(5,707)	(21.2)%
Loss from operations	(2,056)	(4.6)%	(4,906)	(9.6)%	2,850	58.1%
Interest income (expense)	(53)	(0.1)%	(20)	0.0%	(33)	(165.0)%
Other income, net	892	2.0%	267	0.5%	625	234.1%
Loss before income taxes	(1,217)	(2.7)%	(4,659)	(9.2)%	3,442	73.9%
(Provision) benefit for income taxes	(183)	(0.4)%	(119)	(0.2)%	(64)	(53.8)%
Net loss	$(1,400)	(3.1)%	$(4,778)	(9.4)%	$(3,378)	(70.7)%

Consolidated net sales by customer location for the three months ended March 31, 2012 and 2011 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2012		2011
United States	$18.6	41.8%	$22.4	44.0%
Japan	6.8	15.3%	7.5	14.7%
Republic of Korea	5.5	12.4%	5.2	10.2%
Australia	4.0	9.0%	4.5	8.8%
Canada	3.7	8.3%	4.0	7.9%
South Africa(1)	2.0	4.5%	2.1	4.1%
New Zealand	0.6	1.3%	0.6	1.2%
Singapore	0.6	1.3%	0.6	1.2%
Taiwan	0.6	1.4%	1.2	2.3%
Germany	0.5	1.1%	0.5	1.0%
Norway	0.4	0.9%	0.5	1.0%
United Kingdom(2)	0.4	0.9%	0.3	0.6%
Mexico	0.2	0.5%	0.7	1.4%
The Netherlands	0.2	0.5%	0.3	0.6%
Austria	0.1	0.2%	0.2	0.4%
Sweden	0.1	0.2%	0.2	0.4%
Denmark	0.1	0.2%	0.1	0.2%
Finland(3)	0.1	0.2%	—	—
Total	$44.5	100%	$50.9	100%
________________________
(1)	Includes sales for the Republic of Namibia, which began operations in August 2011.
(2)
Includes sales for the Czech Republic, Estonia, and the Republic of Ireland, which began operations in June 2011. Their combined consolidated sales for the three months ended March 31, 2012 were approximately $0.1 million and are included in net sales for the United Kingdom.

(3)	The Company began operations in Finland in June 2011.

Net Sales

For the three months ended March 31, 2012, our operations outside of the United States accounted for approximately 58.2% of our consolidated net sales, whereas in the same period in 2011, our operations outside of the United States accounted for approximately 56.0% of our consolidated net sales.

Consolidated net sales for the three months ended March 31, 2012 decreased by $6.4 million, or 12.6%, to $44.5 million as compared to the same period in 2011. United States sales decreased by $3.8 million, or 17.0%, to $18.6 million, while international sales decreased by $2.6 million, or 9.0%, to $25.9 million for the three months ended March 31, 2012 as compared to the same period in 2011.

Fluctuation in foreign currency exchange rates had an overall favorable impact on our net sales of approximately $0.1 million for the three months ended March 31, 2012. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended March 31, 2011.

Net sales by country in transactional currency for the three months ended March 31, 2012 and 2011 were as follows (in millions, except percentages):

		Three Months		Change
Country	Transactional Currency	2012	2011	Transactional currency	Percentage
Australia and Singapore(1)	AUD	3.7	4.9	(1.2)	(24.5)%
Austria, Germany, the Netherlands, the Czech Republic, Estonia, Finland, the Republic of Ireland(2)	EUR	0.7	0.7	—	—
Denmark	DKK	0.3	0.6	(0.3)	(50.0)%
Japan	JPY	534.9	612.8	(77.9)	(12.7)%
Mexico	MXN	2.5	7.9	(5.4)	(68.4)%
New Zealand	NZD	0.7	0.8	(0.1)	(12.5)%
Norway	NOK	2.2	2.6	(0.4)	(15.4)%
Republic of Korea	KRW	5,882.4	5,817.9	64.5	1.1%
Singapore(1)	SGD	0.7	0.1	0.6	600.0%
South Africa	ZAR	15.2	14.6	0.6	4.1%
Sweden	SEK	0.5	0.9	(0.4)	(44.4)%
Taiwan	TWD	18.5	36.4	(17.9)	(49.2)%
United Kingdom	GBP	0.3	0.3	—	—

______________________________________________________
(1)	In March 2011, we started transacting sales in Singapore dollars (SGD). Prior to March 2011, sales in Singapore were transacted in Australian dollars.
(2)	We began operations in the Czech Republic, Estonia, Finland and the Republic of Ireland in June 2011.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

	Three Months		Change
	2012	2011	Dollar	Percentage
Consolidated product sales	$39.9	$43.2	$(3.3)	(7.6)%
Consolidated pack sales	3.1	5.5	(2.4)	(43.6)%
Consolidated other, including freight	1.5	2.2	(0.7)	(31.8)%
Total consolidated net sales	$44.5	$50.9	$(6.4)	(12.6)%

Pack sales correlate to new associates who purchase starter packs and to continuing associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing associates and members because associates and members utilize products at different volumes.

Product Sales

Substantially all of our product sales are made to associates at published wholesale prices. We also sell our products to members at discounted published retail prices.

Product sales for the three months ended March 31, 2012 decreased by $3.3 million, or 7.6%, as compared to the same period in 2011. The decrease in product sales was primarily due to the reduction in the number of new associates and the loss of existing associates, which resulted in a decline in the number of orders placed during the period. The average order value for the three months ended March 31, 2012 was $159 as compared to $153 for the same period in 2011. The 3.9% increase in average order value resulted in approximately $1.4 million in additional revenue which partially offset the overall decline in product sales. The number of orders processed during the three months ended March 31, 2012 decreased by 10.7% as compared to the same period in 2011. This decrease was consistent with the 4.3% decline in the number of continuing associates and members as described in detail below.

Pack Sales

Packs may be purchased by our associates who wish to build a Mannatech business. These packs are offered to our associates at a discount from published retail prices. There are several pack options available to our associates. In certain markets, pack sales are completed during the final stages of the registration process and can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates can also purchase an upgrade pack, which provides the associate with additional promotional materials, additional products, and eligibility for additional commissions and incentives. Many of our business-building associates also choose to purchase renewal packs to satisfy annual renewal requirements to continue to earn various commissions.

The dollar amount of pack sales associated with new and continuing associates was as follows, for the three months ended March 31 (in millions, except percentages):

	Three Months		Change
	2012	2011	Dollar	Percentage
New	$2.1	$3.7	$(1.6)	(43.2)%
Continuing	1.0	1.8	(0.8)	(44.4)%
Total	$3.1	$5.5	$(2.4)	(43.6)%

Total pack sales for the three months ended March 31, 2012 decreased by $2.4 million, or 43.6%, to $3.1 million, as compared to $5.5 million for the same period in 2011. Average pack value for the three months ended March 31, 2012 was $150 as compared to $242 for the same period in 2011. The total number of packs sold decreased by 2,300, or 10.1%, to 20,500, and the average pack value decreased by $92, or 38.02%, for the three months ended March 31, 2012, as compared to the same period in 2011. Approximately $1.9 million of the reduction in pack sales resulted from the decrease in average pack value with the remaining decrease attributable to the decline in the number of packs sold during the period.

The approximate number of new and continuing associates and members who purchased our packs or products during the twelve months ended March 31, 2012 and 2011 were as follows:

	2012		2011
New	80,000	21.5%	87,000	22.2%
Continuing	292,000	78.5%	305,000	77.8%
Total	372,000	100.0%	392,000	100.0%

There was an overall decrease of 20,000, or 5.1%, for the twelve months ended March 31, 2012 in the number of associates and members as compared to the same period in 2011, which was due both to a decline in the number of new associates and members, as well as fewer continuing associates and members.

During 2011 and 2012, we took the following actions to recruit and retain associates and members:

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

Other Sales

Other sales consisted of: (i) sales of promotional materials; (ii) training and event registration fees; (iii) monthly fees collected for Success TrackerTM, a customized electronic business-building and educational materials database for our associates that helps stimulate product sales and provide business management; (iv) freight revenue charged to our associates and members; and (v) a reserve for estimated sales refunds and returns.

For the three months ended March 31, 2012, other sales decreased by $0.7 million, or 31.8%, to $1.5 million as compared to $2.2 million for the same period in 2011. The decrease was primarily due to a decrease in freight fees for product and pack shipments.

Gross Profit

For the three months ended March 31, 2012, gross profit decreased by $2.9 million, or 13.0%, to $19.1 million, as compared to $22.0 million for the same period in 2011. For the three months ended March 31, 2012, gross profit as a percentage of net sales decreased to 43.0%, as compared to 43.2% for the same period in 2011.  The reduction in gross profit is due to the decline in sales as compared to the same period in 2011.

Cost of sales during the three months ended March 31, 2012 decreased by 11.4%, or $0.8 million, to $6.4 million, as compared to $7.2 million for the same period in 2011. The reduction in cost of sales was primarily due to the decline in sales for the quarter and a reduction in inventory adjustments related to obsolete inventory, which was partially offset by an increase in inbound freight costs. Cost of sales as a percentage of net sales for the three months ended March 31, 2012 was 14.4%, as compared to 14.2% for the same period in 2011.

Commission costs for the three months ended March 31, 2012 decreased by 12.1%, or $2.5 million, to $18.1 million, as compared to $20.6 million for the same period in 2011.  The decrease in commissions was due to the decrease in commissionable net sales.  For the three months ended March 31, 2012, commissions as a percentage of net sales increased to 40.7% from 40.5% for the same period in 2011.

Incentive costs for the three months ended March 31, 2012 decreased by 18.2%, or $0.2 million, to $0.9 million, as compared to $1.1 million for the same period in 2011. The costs of incentives as a percentage of net sales, decreased to 2.0%, as compared to 2.2% for the same period in 2011.  The decrease in incentive cost is due to the changes in the timing and length of the earning period related to the annual travel incentive in the U.S. and Canada.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended March 31, 2012, selling and administrative expenses decreased by $4.5 million, or 28.3%, to $11.5 million, as compared to $16.0 million for the same period in 2011. The decrease in selling and administrative expenses consisted primarily of a $2.5 million decrease in payroll and payroll-related costs in connection with the restructuring of our U.S. operations and the elimination of 98 workforce positions in June 2011, a $1.0 million decrease in marketing costs, a $0.5 million decrease in freight costs, and a $0.5 million decrease in contract labor costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2012 decreased to 25.8% from 31.5% for the same period in 2011.

Other Operating Costs

Other operating costs include travel, accounting, legal and consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with changes in our net sales.

For the three months ended March 31, 2012, other operating costs decreased by $0.8 million, or 10.3%, to $7.2 million, as compared to $8.1 million for the same period in 2011. For the three months ended March 31, 2012, other operating costs as a percentage of net sales increased to 16.3% from 15.8% for the same period in 2011. The decrease in other operating costs was primarily due to a reduction in office expenses of $0.5 million, accounting and consulting fees of $0.2 million, travel related costs of $0.2 million, and credit card fees of $0.2 million.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2012 decreased by 12.2%, or $0.3 million, to $2.5 million, as compared to $2.8 million for the same period in 2011. As a percentage of net sales, depreciation and amortization expense remained the same at 5.5% as compared to the same period in 2011.

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

Other income (expense), net for the three months ended March 31, 2012 was $0.9 million, as compared to other income, net of $0.3 million for the same period in 2011.

(Provision) Benefit for Income Taxes

 (Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows for the three months ended March 31:

Country	2012	2011
Australia	30.0%	30.0%
Canada	26.0%	28.0%
Denmark	25.0%	25.0%
Japan	42.0%	42.0%
Mexico	30.0%	30.0%
Norway	28.0%	28.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	26.3%	26.3%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	26.0%	28.0%
United States	37.5%	37.5%

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes, to account for income taxes. The provisions of the Income Tax Topic require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of March 31, 2012 and December 31, 2011, we maintained the following valuation allowances for deferred tax assets totaling $9.8 million and $9.5 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

Country	March 31, 2012	December 31, 2011
	(in millions)
Mexico	$2.0	$1.9
Norway	0.2	0.2
Sweden	0.1	0.1
Switzerland	0.8	0.8
Taiwan	1.1	1.1
United States	5.6	5.4
Total	$9.8	$9.5

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three months ended March 31, 2012, our effective tax rate was (15.1)% as compared to (2.6%) for the same period in 2011. For the three months ended March 31, 2012 and 2011, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of March 31, 2012, our cash and cash equivalents decreased by 30.4%, or $5.5 million, to $12.6 million from $18.1 million as of December 31, 2011.  The majority of the decrease in cash and cash equivalents was the $2.8 million of litigation costs associated with the settlement of litigation in March 2012.  The restricted cash balance was increased during the first quarter of 2012 by $0.4 million with funds from the cash and cash equivalents balances.  Finally, a substantial currency exchange effect produced a decline of $1.0 million in cash and cash equivalents.  The remaining change in cash and cash equivalents was related to recurring operating sources and uses of cash and cash equivalents.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, international expansion, and to pay quarterly cash dividends. In August 2009, the quarterly cash dividend was suspended and remained suspended as of March 31, 2012. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. At March 31, 2012, we had $12.6 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2012, our working capital decreased by $0.3 million, or 2.1%, to $11.6 million from $11.9 million at December 31, 2011. The decrease in working capital primarily related to a decrease in cash and cash equivalents, an increase in accounts payable, partially offset by a decrease in operating liabilities.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Used in:	2012	2011
Operating activities	$(3.6)	$(3.4)
Investing activities	$(0.4)	$(0.6)
Financing activities	$(0.4)	$(0.4)

Operating Activities

Cash used in operating activities was $3.6 million for the three months ended March 31, 2012 compared to cash used in operating activities of $3.4 million for the same period in 2011.  The cash used for the quarter primarily relates to the one-time payment of $2.6 million made to Marinova pursuant to the settlement agreement reached during the first quarter of 2012.

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

Investing Activities

For the three months ended March 31, 2012, our net investing activities used cash of $0.5 million compared to cash used of $0.6 million for the same period of 2011. We used cash of $0.1 million to purchase capital assets as compared to purchasing $0.3 million in capital assets for the same period in 2011. In 2012, we had an increase in restricted cash of $0.4 million compared to an increase of $0.3 million for the same period in 2011.

Financing Activities

For the three months ended March 31, 2012 and 2011, we used cash of $0.4 million for each period to repay capital lease obligations.

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

We entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership on September 16, 2010. The Investor committed to purchase, subject to certain restrictions and conditions, up to $10 million of our common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement, which was October 28, 2010. We may draw funds from the Equity Line by selling shares of common stock to the Investor from time to time. We will not receive any proceeds from the resale of these shares of common stock offered by the Investor. We will, however, receive proceeds from the sale of shares to the Investor pursuant to the Equity Line. The proceeds will be used for general working capital needs and for other general corporate purposes. Please see Note 6 (Shareholders’ Equity) to our consolidated financial statements for more information on the Equity Line. As of March 31, 2012, no shares of common stock have been issued pursuant to the Investment Agreement.

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

Our future access to the capital markets may be adversely impacted if we fail to maintain compliance with the Nasdaq Marketplace Rules for the continued listing of our stock. One such requirement is to maintain a minimum bid price for our stock of $1.00 per share. On August 11, 2011, we received a letter from The NASDAQ Stock Market notifying us that the closing bid price of our common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, we no longer complied with the minimum bid price requirement. Effective January 13, 2012, we amended our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock at a ratio of 1-for-10. The primary purposes of the reverse stock split were to increase the per-share market price of our common stock in order to maintain our listing on Nasdaq, encourage investor interest in Mannatech, and promote greater liquidity for our existing shareholders. On January 31, 2012, we received a letter from The NASDAQ Stock Market confirming that we had regained compliance with the minimum bid price requirement for continued listing on Nasdaq.

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of March 31, 2012, for the years ending December 31 (in thousands):

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
Capital lease obligations	$807	$599	$538	$339	$129	$11	$2,423
Purchase obligations	4,649	2,712	1,830	1,200	—	—	10,391
Operating leases(1)	2,511	1,869	1,096	1,005	807	955	8,243
Post-employment royalty	505	492	369	—	—	—	1,366
Employment agreements	839	246	—	—	—	—	1,085
Total commitments and obligations	$9,311	$5,918	$3,833	$2,544	$936	$966	$23,508
______________________________________________________
(1)	Excludes estimated lease restoration costs in the amount of $0.4 million as of March 31, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2012:

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

We review our fixed assets for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable, such as plans to dispose of an asset before the end of its previously estimated useful life. Our impairment review includes a comparison of future projected cash flows generated by the asset, or group of assets, with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount exceeds the fair value. The fair value is determined by calculating the discounted expected future cash flows using an estimated risk-free rate of interest. Any identified impairment losses are recorded in the period in which the impairment occurs. The carrying value of the fixed asset is adjusted to the new carrying value, and any subsequent increases in fair value of the fixed asset are not recorded. In addition, if we determine the estimated remaining useful life of the asset should be reduced from our original estimate; the periodic depreciation expense is adjusted prospectively, based on the new remaining useful life of the fixed asset.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of March 31, 2012, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at March 31, 2012
Computer software	3 to 5 years	$0.5	million
Computer hardware	3 to 5 years	2.1	million
Leasehold improvements	2 to 10 years(1)	2.7	million
Office furniture and equipment	5 to 7 years	1.8	million
Automobiles	3 to 5 years	0.1	million
Total net carrying value at March 31, 2012		$7.2	million
_____________________
(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the three months ended March 31, 2012.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of March 31, 2012, we recorded $2.5 million in other long-term liabilities and $1.6 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority.   Additionally, we may be requested to extend the statute of limitations for tax years under audit.  The majority of our current tax liability related to uncertain tax positions is associated with an ongoing Internal Revenue Service (IRS) audit.  It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change.  We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

Our 2005-2009 tax years remain subject to examination by the IRS for U.S. federal tax purposes. On May 26, 2011 the IRS issued a RAR detailing proposed adjustments for the tax years under examination. The net tax deficiency associated with the RAR is $8.5 million plus penalties of $1.5 million. On July 8, 2011, we filed a protest letter challenging the proposed adjustments contained in the RAR and are pursuing resolution of these items with the Appeals Division of the IRS. There are other ongoing audits in various international jurisdictions that are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2012, we maintained a valuation allowance for deferred tax assets arising from our operations of $9.8 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of March 31, 2012, we had deferred tax assets, after valuation allowance, totaling $3.8 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenue from sales of individual products, sales of starter and renewal packs, and shipping fees. Substantially all product and pack sales are made to associates at published wholesale prices and to members at discounted published retail prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. We recognize corporate-sponsored event revenue when the event is held. We defer certain components of our revenue, which primarily consists of: (i) revenue received from sales of packs and products shipped but not received by the customers at period end; and (ii) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. At March 31, 2012, total deferred revenue was $1.5 million. Significant changes in our shipping methods could result in additional revenue deferrals.

Product Return Policy

We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our associates and members to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our associates and members are as follows:

•
Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original associate who sold the product and receive a full cash refund from the associate for the first 180 days following the product’s purchase if located in the United States and Canada, and for the first 90 days following the product’s purchase in the remaining countries.  The associate may then return or exchange the product based on the associate product return policy.

•
Associate and Member Product Return Policy. This policy allows the associate or member to return an order within one year of the purchase date upon terminating his/her account. If an associate or member returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the associate or member to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in the remaining countries for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate’s or member’s account.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the three months ended March 31, 2012, our assumptions and estimates used for the calculated fair value of stock options granted in 2012 were as follows:

January 2012 Grant
Estimated fair value per share of options granted:	$2.64
Assumptions:
Annualized dividend yield	0.00%
Risk-free rate of return	0.75%
Common stock price volatility	78.4%
Expected average life of stock options (in years)	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of March 31, 2012, using our current assumptions and estimates, we anticipate recognizing $0.2 million in gross compensation expense through 2014 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but ranges between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of March 31, 2012, we had 40,240 shares available for grant in the future.

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

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, into Germany in 2006, into South Africa and Singapore in 2008, into Austria, the Netherlands, Norway, and Sweden in September 2009, into Mexico in January 2011, into the Czech Republic, Estonia, Finland, and the Republic of Ireland in June 2011 and into the Republic of Namibia in August 2011. We translate our revenues and expenses in foreign markets using an average rate.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway,  Sweden, Mexico, the Czech Republic, Estonia, Finland, and the Republic of Ireland. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2012 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	1.02030	1.08090	1.05524	1.03870
Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland (Euro)	1.26580	1.34590	1.31090	1.33390
Canada (Dollar)	0.97250	1.01330	0.99816	1.00300
Czech Republic (Koruna)	0.04918	0.05430	0.05233	0.05389
Denmark (Krone)	0.17030	0.18090	0.17630	0.17930
Japan (Yen)	0.01195	0.01313	0.01263	0.01216
Mexico (Peso)	0.07175	0.07937	0.07708	0.07825
New Zealand (Dollar)	0.77800	0.84170	0.81760	0.81990
Norway (Krone)	0.16500	0.18000	0.17280	0.17520
Republic of Korea (Won)	0.00086	0.00091	0.00089	0.00088
Singapore (Dollar)	0.77070	0.80550	0.79110	0.79560
South Africa (Rand)	0.12260	0.13400	0.12920	0.13020
Sweden (Krona)	0.14280	0.15260	0.14810	0.15080
Switzerland (Franc)	1.04700	1.11670	1.08520	1.10730
Taiwan (Dollar)	0.03319	0.03454	0.03382	0.03390
United Kingdom (British Pound)	1.53120	1.59900	1.57095	1.59900

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See “Litigation” in Note 7 of the Notes to our Unaudited Consolidated Financial Statement, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

             Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED
Dated: May 10, 2012	By:	/s/ Robert A. Sinnott
Robert A. Sinnott Chief Executive Officer and Chief Science Officer (principal executive officer)

Dated: May 10, 2012	By:	/s/ S. Mark Nicholls
S. Mark Nicholls Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.4	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1*	Mutual Severance and Release Agreement between Mannatech and Stephen D. Fenstermacher, dated March 12, 2012.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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