Form 10-Q
period 2012-08-09
MANNATECH INC
filed 2012-08-09
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2012 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File No. 000-24657

MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code:  (972) 471-7400
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
Yes [  ] No [X]

As of August 6, 2012, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,647,735.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Cash and cash equivalents	$12,103	$18,057
Restricted cash	1,512	1,263
Accounts receivable, net of allowance of $23 and $22 in 2012 and 2011, respectively	187	304
Income tax receivable	892	888
Inventories, net	18,185	17,786
Prepaid expenses and other current assets	2,179	2,497
Deferred tax assets	978	936
Total current assets	36,036	41,731
Property and equipment, net	6,374	9,566
Construction in progress	3	—
Long-term restricted cash	3,459	3,386
Other assets	3,124	2,815
Long-term deferred tax assets	846	772
Total assets	$49,842	$58,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$714	$852
Accounts payable	6,733	4,825
Accrued expenses	6,861	10,514
Commissions and incentives payable	5,813	8,567
Taxes payable	3,261	3,364
Current deferred tax liability	209	185
Deferred revenue	1,813	1,569
Total current liabilities	25,404	29,876
Capital leases, excluding current portion	1,112	1,358
Long-term deferred tax liabilities	1	1
Other long-term liabilities	5,767	5,382
Total liabilities	32,284	36,617

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,768,972 shares issued and 2,647,735 shares outstanding as of June 30, 2012 and 2,769,756 shares issued and 2,648,518 shares outstanding as of December 31, 2011	—	—
Additional paid-in capital	42,529	42,408
Accumulated deficit	(9,387)	(5,532)
Accumulated other comprehensive loss	(788)	(427)
Less treasury stock, at cost, 121,237 shares in 2012 and 2011	(14,796)	(14,796)
Total shareholders’ equity	17,558	21,653
Total liabilities and shareholders’ equity	$49,842	$58,270

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$43,611	$51,362	$88,113	$102,262
Cost of sales	6,888	7,543	13,283	14,757
Commissions and incentives	18,637	22,896	37,622	44,603
	25,525	30,439	50,905	59,360
Gross profit	18,086	20,923	37,208	42,902

Operating expenses:
Selling and administrative	11,793	14,811	23,277	30,829
Depreciation and amortization	921	2,687	3,379	5,488
Other operating costs	6,778	7,746	14,014	15,812
Total operating expenses	19,492	25,244	40,670	52,129

Loss from operations	(1,406)	(4,321)	(3,462)	(9,227)
Interest income (expense)	21	21	(32)	1
Other income (expense), net	(805)	196	87	463
Loss before income taxes	(2,190)	(4,104)	(3,407)	(8,763)

Provision for income taxes	(265)	(1,146)	(448)	(1,265)
Net loss	$(2,455)	$(5,250)	$(3,855)	$(10,028)

Net loss per share:
Basic	$(0.93)	$(1.98)	$(1.46)	$(3.79)
Diluted	$(0.93)	$(1.98)	$(1.46)	$(3.79)

Weighted-average common shares outstanding:
Basic	2,648	2,649	2,648	2,649
Diluted	2,648	2,649	2,648	2,649

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(2,455)	$(5,250)	$(3,855)	$(10,028)
Foreign currency translations	445	20	(361)	41
Comprehensive loss	$(2,010)	$(5,230)	$(4,216)	$(9,987)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2011	$—	$42,408	$(5,532)	$(427)	$(14,796)	$21,653
Net loss	—	—	(3,855)	—	—	(3,855)
Charge related to stock-based compensation	—	124	—	—	—	124
Repurchase of fractional shares from reverse stock split	—	(3)	—	—	—	(3)
Foreign currency translations	—	—	—	(361)	—	(361)
Balance at June 30, 2012	$—	$42,529	$(9,387)	$(788)	$(14,796)	$17,558

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,855)	$(10,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,379	5,488
Provision for inventory losses	680	1,744
Provision for doubtful accounts	20	42
Loss on disposal of assets	54	68
Accounting charge related to stock-based compensation expense	124	202
Deferred income taxes	(116)	(401)
Changes in operating assets and liabilities:
Accounts receivable	92	244
Income tax receivable	(4)	24
Inventories	(1,071)	3,647
Prepaid expenses and other current assets	532	(645)
Other assets	(327)	180
Accounts payable	1,921	(504)
Accrued expenses and other liabilities	(3,228)	(116)
Taxes payable	(111)	(1,738)
Commissions and incentives payable	(2,732)	(1,266)
Deferred revenue	248	(11)
Net cash used in operating activities	(4,394)	(3,070)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(235)	(476)
Proceeds from sales of assets	28	2
Change in restricted cash	(322)	65
Net cash used in investing activities	(529)	(409)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of fractional shares from reverse stock split	(3)	—
Repayment of capital lease obligations	(628)	(642)
Net cash used in financing activities	(631)	(642)
Effect of currency exchange rate changes on cash and cash equivalents	(400)	(142)
Net decrease in cash and cash equivalents	(5,954)	(4,263)
Cash and cash equivalents at the beginning of the period	18,057	21,584
Cash and cash equivalents at the end of the period	$12,103	$17,321
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$(566)	$(292)
Interest paid on capital leases	$80	$96

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. As of June 30, 2012 and December 31, 2011, credit card receivables were $1.4 million and $1.7 million,

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $9.4 million and $10.5 million, respectively.  The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of June 30, 2012 and December 31, 2011, our total restricted cash was $5.0 million and $4.6 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2012 and December 31, 2011, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At June 30, 2012 and December 31, 2011, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2012 and December 31, 2011, other assets were $3.1 million and $2.8 million, respectively, and primarily consisted of deposits for building leases in various locations and certain intangible assets. Also included in the June 30, 2012 and December 31, 2011 balances was $0.9 million, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities.

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

Other Long-Term Liabilities

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 and continuing through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this royalty agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to this benefit, and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of June 30, 2012 and December 31, 2011, the Company’s liability related to this royalty agreement was $1.0 million and $1.2 million, respectively, of which $0.3 million was currently due and included in accrued expenses.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of June 30, 2012 and December 31, 2011, accrued restoration costs related to these leases amounted to $0.4 million. At each of June 30, 2012 and December 31, 2011, the Company also recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $1.3 million.

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At June 30, 2012 and December 31, 2011, the Company’s deferred revenue was $1.8 million and $1.6 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded for each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the six months ended June 30, 2012 our sales return reserve consisted of the following (in thousands):

June 30, 2012
Sales reserve as of January 1, 2012	$528
Provision related to sales made in current period	900
Adjustment related to sales made in prior periods	(315)
Actual returns or credits related to current period	(695)
Actual returns or credits related to prior periods	(224)
Sales reserve as of June 30, 2012	$194

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales and records shipping and handling costs associated with shipping products to customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $2.4 million and $2.7 million for the three months ended June 30, 2012 and 2011, respectively, and $4.8 million and $5.6 million for the six months ended June 30, 2012 and 2011, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications

Certain reclassifications have been made to the financial statements for prior periods to conform to the current period presentation.

Reverse Stock Split

On January 13, 2012, the Company effected a 1-for-10 reverse stock split of the Company’s common stock (the “reverse stock split”).  All share numbers in this quarterly report have been adjusted to reflect the reverse stock split unless otherwise indicated.

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at June 30, 2012 and December 31, 2011, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$5,959	$6,850
Finished goods	13,578	13,247
Inventory reserves for obsolescence	(1,352)	(2,311)
Total	$18,185	$17,786

NOTE 3: INCOME TAXES

For the three and six months ended June 30, 2012, the Company’s effective tax rate was (12.1)% and (13.1)%, respectively. For the three and six months ended June 30, 2011, the Company’s effective income tax rate was (27.9)% and (14.4)%, respectively.  For the three and six months ended June 30, 2012 and 2011, the Company’s effective tax rate was determined based on the estimated annual effective tax rate.

The effective tax rates for the three and six months ended June 30, 2012 and 2011 were lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items reducing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions.

Our 2005-2009 tax years remain subject to examination by the Internal Revenue Service (“IRS”) for United States federal tax purposes.  On May 26, 2011 the IRS issued a Revenue Agent’s report (“RAR”) detailing proposed adjustments for the tax years under examination. The net tax deficiency associated with the RAR is $8.5 million plus penalties of $1.5 million. On July 8, 2011, we filed a protest letter challenging the proposed adjustments contained in the RAR and are pursuing resolution of these items with the Appeals Division of the IRS.  On July 26, 2012, the Company participated in a hearing with the Appeals Division of the IRS, and the Company believes the net tax deficiency should approximate amounts previously recorded as uncertain income tax positions. There are other ongoing audits in various international jurisdictions that are not expected to have a material effect on our financial statements.

NOTE 4: LOSS PER SHARE

    The Company calculates basic Earnings Per Share (“EPS”) by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. The Company reported net losses for the three months ended June 30, 2012 and 2011 and approximately 0.1 million and 0.2 million shares, respectively, of the Company’s common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive. In determining the potential dilution effect of outstanding stock options during the three months ended June 30, 2012 and 2011, the Company used the quarter’s average common stock close price of $4.96 and $13.10 per share, respectively. For the six months ended June 30, 2012, approximately 0.1 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average closing price of $4.57 per share, because their effect was antidilutive. For the six months ended June 30, 2011, approximately 0.1 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $15.70 per share, because their effect was antidilutive.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserves up to 200,000 shares, as adjusted for the reverse stock split, for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting held May 30, 2012 to increase the number of shares of common stock subject to the plan by 100,000. As of June 30, 2012, the 2008 Plan had 135,041 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended June 30, 2012 and 2011, the Company granted 15,000 and 34,815 stock options, respectively.  During the six months ended June 30, 2012 and 2011, the Company granted 20,000 and 34,815 stock options, respectively.  The fair value of stock options granted during the three months ended June 30, 2012 was $3.21.  The fair value of stock options granted during the three months ended June 30, 2011 ranged from $6.45 to $9.42.  The fair value of stock options granted during the six months ended June 30, 2012 ranged from $2.64 to $3.21 per share.  The fair value of stock options granted during the six months ended June 30, 2011 ranged from $6.45 to $9.42 per share.  The Company recognized compensation expense as follows for the three and six months ended June 30 (in thousands):

	Three months		Six months
	2012	2011	2012	2011
Total gross compensation expense	$75	$105	$124	$202
Total tax benefit associated with compensation expense	19	34	30	51
Total net compensation expense	$56	$71	$94	$151

During the second quarter of 2012 15,000 stock options were granted to three non-employee directors in connection with their re-election to the Company’s Board of Directors at the 2012 Annual Shareholders’ Meeting held on May 30, 2012.  One-third of these stock options were immediately vested on the date of grant, another one-third vest on the first anniversary of the date of grant, and the remaining one-third vest on the second anniversary of the date of grant.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2012, the Company expects to record compensation expense in the future as follows (in thousands):

	Six months ending December 31, 2012	Year ending December 31,
		2013	2014
Total gross unrecognized compensation expense	$80	$86	$17
Tax benefit associated with unrecognized compensation expense	14	17	3
Total net unrecognized compensation expense	$66	$69	$14

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

As of August 6, 2012, no shares of common stock have been issued pursuant to the Investment Agreement.

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

As of August 6, 2012, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. No shares have ever been purchased under the August 2006 Plan.  The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7: LITIGATION

Bradley E. Bagge vs. Mannatech Incorporated, Craig Hermanson et al., Case 12-80828 DSD/AJB, United States District Court, District of Minnesota

On April 3, 2012, Bradley E. Bagge, an individual, filed suit pro se against Mannatech, Incorporated and certain other individuals in the United States District Court, District of Minnesota, alleging that another associate and an investor group fraudulently usurped his interests in his position as an associate, depriving him of potential commissions and bonuses.  Mr. Bagge asserted claims under the  Racketeer Influenced and Corrupt Organizations Act, as well as various allegations of  identity theft, claiming $2,350,000 in actual damages, $3,000,000 in exemplary damages, and $7,050,000 in statutory treble damages.  Mr. Bagge further asserted the Company was complicit in the conduct of the other defendants.

On June 6, 2012, Mr. Bagge filed a Motion to Dismiss the suit.  On June 12, 2012, the Court entered an order dismissing the suit without prejudice to refiling same.

The Company considers the matter closed.

Administrative Proceedings

Our 2005-2009 tax years remain subject to examination by the IRS for United States federal tax purposes.  On May 26, 2011 the IRS issued a RAR detailing proposed adjustments for the tax years under examination.  The net tax deficiency associated with the RAR is $8.5 million plus penalties of $1.5 million.  On July 8, 2011, we filed a protest letter challenging the proposed adjustments contained in the RAR and are pursuing resolution of these items with the Appeals Division of the IRS.  On July 26, 2012, the Company participated in a hearing with the Appeals Division of the IRS, and the Company believes the net tax deficiency should approximate amounts previously recorded as uncertain income tax positions.  There are other ongoing audits in various international jurisdictions that are not expected to have a material effect on our financial statements.

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict what liability or damages the Company might incur in connection with any of the above-described lawsuits, based on the advice of counsel and management review of the existing facts and circumstances related to these lawsuits, and related legal fees, the Company has accrued $0.2 million as of June 30, 2012 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements that impacted the second quarter of 2012, or which are expected to have a material impact on the Company’s future periods that were not already adopted and disclosed in prior periods.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2012. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2012.

	Level 1		Level 2		Level 3		Total
Assets
Money Market Funds – Fidelity, US	$ $	840	$ $	—	$ $	—	$ $	840
Interest bearing deposits – various banks, Korea	2,391		—		—		2,391
Total assets		$3,231		$—		$—		$3,231
Amounts included in:
Cash and cash equivalents	$ $	840	$ $	—	$ $	—	$ $	840
Long-term restricted cash		2,391		—		—		2,391
Total		$3,231		$—		$—		$3,231

NOTE 10: SEGMENT INFORMATION

The Company conducts its business as a single operating segment, consolidating all of its business units into a single reportable entity, as a seller of proprietary nutritional supplements, topical and skin care products, and weight-management products through its network marketing distribution channels operating in twenty-two countries. Each of the Company’s business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its associates and distributes its products through similar distribution channels in each country. No single associate has ever accounted for more than 10% of the Company’s consolidated net sales

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company operates facilities in ten countries and sells product in twenty-two countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, and Mexico. Each facility services different geographic areas. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets.

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the three and six months ended June 30, are as follows (in millions, except percentages):

	Three months					Six months
Country	2012		2011			2012		2011
United States	$18.6	42.7%	$21.3		41.4%	$37.2	42.2%	$43.7		42.7%
Japan	6.8	15.6%	7.7		15.0%	13.6	15.4%	15.2		14.9%
Republic of Korea	5.3	12.2%	6.2		12.1%	10.8	12.3%	11.4		11.1%
Canada	4.0	9.2%	4.3		8.3%	7.7	8.7%	8.2		8.0%
Australia	3.4	7.8%	4.5		8.8%	7.4	8.4%	9.0		8.8%
South Africa(1)	1.9	4.4%	2.2		4.3%	3.9	4.4%	4.3		4.2%
New Zealand	0.5	1.1%	0.7		1.3%	1.0	1.2%	1.2		1.2%
Singapore	0.5	1.1%	0.8		1.6%	1.1	1.3%	1.4		1.4%
Taiwan	0.5	1.1%	1.0		1.9%	1.2	1.4%	2.3		2.2%
Germany	0.4	0.9%	0.5		1.0%	0.9	1.0%	1.0		1.0%
Norway	0.4	0.9%	0.4		0.8%	0.8	0.9%	0.9		0.9%
United Kingdom(2)	0.3	0.7%	0.5	(3)	0.9%	0.7	0.8%	0.8	(3)	0.8%
The Netherlands	0.3	0.7%	0.3		0.6%	0.6	0.7%	0.6		0.6%
Czech Republic(4)	0.3	0.7%	—		—	0.3	0.3%	—		—
Mexico	0.2	0.5%	0.6		1.2%	0.4	0.5%	1.3		1.3%
Austria	0.1	0.2%	0.2		0.4%	0.2	0.2%	0.5		0.4%
Sweden	0.1	0.2%	0.1		0.2%	0.1	0.1%	0.3		0.3%
Denmark	—	—	0.1		0.2%	0.1	0.1%	0.2		0.2%
Finland(5)	—	—	—		—	0.1	0.1%	—		—
Totals	$43.6	100%	$51.4		100%	$88.1	100%	$102.3		100%
________________________
(1)	Includes sales for the Republic of Namibia, which began operations in August 2011.
(2)
Includes sales for Estonia and the Republic of Ireland, which began operations in June 2011. Their combined consolidated sales for the three and six months ended June 30, 2012 were less than $0.1 million and are included in net sales for the United Kingdom.

(3)	Includes sales for the Czech Republic, which began operations in June 2011.
(4)	The Company began operations in the Czech Republic in June 2011; net sales for June 2011 are included in net sales for the United Kingdom.
(5)	The Company began operations in Finland in June 2011.

	Three months		Six months
	2012	2011	2012	2011
Consolidated product sales	$38.9	$43.4	$78.8	$86.6
Consolidated pack sales	3.0	5.9	6.1	11.4
Consolidated other, including freight	1.7	2.1	3.2	4.3
Consolidated total net sales	$43.6	$51.4	$88.1	$102.3

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived assets, which include property, equipment and construction in progress for the Company and its subsidiaries, reside in the following countries (in millions):

Country	June 30, 2012	December 31, 2011
Australia	$0.2	$0.3
Canada	—	0.1
Japan	0.2	0.2
Mexico	0.5	0.5
Republic of Korea	0.5	0.6
South Africa	0.1	0.1
Switzerland	0.2	0.2
United States	4.7	7.6
Total	$6.4	$9.6

Inventory balances by country, which consist of raw materials, work in progress, finished goods, and promotional materials, as offset by obsolete inventories, were as follows (in millions):

Country	June 30, 2012	December 31, 2011
Australia	$1.9	$1.5
Canada	0.8	1.3
Japan	1.4	1.2
Mexico	0.3	0.3
Republic of Korea	1.6	0.8
South Africa	0.7	0.7
Switzerland	—	0.2
Taiwan	0.3	0.3
United Kingdom	0.9	0.9
United States	10.3	10.6
Total	$18.2	$17.8

NOTE 11: SUBSEQUENT EVENTS

In July 2012, the Company entered into a Services Agreement with Integrated Distribution and Logistics Direct, LLC (doing business as SPExpress) whereby Mannatech began outsourcing its United States warehousing and distribution functions to SPExpress. In connection with this agreement, SPExpress provides the space, labor, materials, facilities, equipment, and personnel necessary to fulfill Mannatech’s warehousing and distribution needs in facilities on both the east and west coasts of the United States, as well as in Texas.  Additionally, in connection with such outsourcing arrangement, the Company sold certain assets related to the distribution and warehousing functions previously performed by Mannatech to SPExpress and is subleasing the majority of the space in the distribution center it leases in Coppell, Texas to SPExpress for the purpose of providing the warehousing and distribution services under the Services Agreement.

On July 26, 2012, the Company participated in a hearing with the Appeals Division of the IRS concerning the examination of the 2005 -2009 tax years. The Company believes the net tax deficiency should approximate amounts previously recorded as uncertain income tax positions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of   Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the six months ended June 30, 2012 as compared to the same period in 2011, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system. We operate in the United States, Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, the Republic of Namibia (via South Africa), Singapore, Austria, the Netherlands, Norway, Sweden, Mexico, the Czech Republic, Estonia, Finland, and the Republic of Ireland. Our Switzerland office was created to manage certain day-to-day business needs of non-North American markets.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 378,000 associates who have purchased our products and/or packs within the last 12 months, plus members eligible to purchase  products who we refer to as current associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in twenty-two countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of associates and members; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure.

Current Economic Conditions and Recent Developments

During the second quarter of 2012, we continued building the foundation for future revenue growth.  The recruitment of new associates and members in the second quarter of 2012 increased 9% compared to the first quarter of 2012 and increased 4% compared to second quarter of 2011.  The increase in recruitment is due to an increase in the number of first-time members.  We believe the increase was due to the offering of NutriVerus for sale in the United States and the introduction of the 4Free Discount Program in the United States and Canada.  In tandem, we believe these programs offer a business building opportunity to the associates previously not available to them.  We plan to introduce NutriVerus to our other markets as each market’s regulators approve the product for sale.

We experienced a decline in revenue in the second quarter of 2012 as compared to the first quarter of 2012 and the second quarter of 2011.  Although recruitment of associates and members increased, the sale of products and packs decreased as compared to the first quarter of 2012 and second quarter of 2011.  Although a portion of the revenue reduction was offset by lower operating costs as compared to the second quarter of 2011, we generated a net loss for the second quarter of 2012.

In July 2012, the Company expanded its use of third-party logistic providers into our United States operations.  Our largest warehouse, located in Coppell, Texas, was sublet to a third-party logistics company for operation.  We believe this will decrease shipping times to our associates and members in the United States by taking advantage of distribution capabilities of the third-party logistics company on the west coast and east coast.  Additionally, by subletting our warehouse space to the third-party logistics company, we are monetizing our excess warehouse space, which reduces our costs of operations.  We remain dedicated to our 2012 goal of restoring profitability; therefore, we are continuing to reduce our operating expenses on a global basis.  We expect these targeted expense reductions to have a positive impact on profitability and cash flow.

RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2012 and 2011 (in thousands, except percentages):

	2012		2011		Change from 2012 to 2011
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$43,611	100.0%	$51,362	100%	$(7,751)	(15.1)%
Cost of sales	6,888	15.8%	7,543	14.7%	(655)	(8.7)%
Commissions and incentives	18,637	42.7%	22,896	44.6%	(4,259)	(18.6)%
	25,525	58.5%	30,439	59.3%	(4,914)	(16.3)%
Gross profit	18,086	41.5%	20,923	40.7%	(2,837)	(13.6)%

Operating expenses:
Selling and administrative expenses	11,793	27.0%	14,811	28.8%	(3,018)	(20.4)%
Depreciation and amortization	921	2.1%	2,687	5.2%	(1,766)	(65.7)%
Other operating costs	6,778	15.5%	7,746	15.1%	(968)	(12.5)%
Total operating expenses	19,492	44.7%	25,244	49.1%	(5,752)	(22.8)%
Loss from operations	(1,406)	(3.2)%	(4,321)	(8.4)%	2,915	67.5%
Interest income (expense)	21	0.0%	21	0.0%	0	0.0%
Other income (expense), net	(805)	(1.8)%	196	0.4%	(1,001)	(510.7)%
Loss before income taxes	(2,190)	(5.0)%	(4,104)	(8.0)%	1,914	46.6%
(Provision) benefit for income taxes	(265)	(0.6)%	(1,146)	(2.2)%	881	76.9%
Net loss	$(2,455)	(5.6)%	$(5,250)	(10.2)%	$2,795	53.2%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	2012		2011		Change from 2012 to 2011
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$88,113	100.0%	$102,262	100%	$(14,149)	(13.8)%
Cost of sales	13,283	15.1%	14,757	14.4%	(1,474)	(10.0)%
Commissions and incentives	37,622	42.7%	44,603	43.6%	(6,981)	(15.7)%
	50,905	57.8%	59,360	58.0%	(8,455)	(14.2)%
Gross profit	37,208	42.2%	42,902	42.0%	(5,694)	(13.3)%

Operating expenses:
Selling and administrative expenses	23,277	26.4%	30,829	30.1%	(7,552)	(24.5)%
Depreciation and amortization	3,379	3.8%	5,488	5.4%	(2,109)	(38.4)%
Other operating costs	14,014	15.9%	15,812	15.5%	(1,798)	(11.4)%
Total operating expenses	40,670	46.2%	52,129	51.0%	(11,459)	(22.0)%
Loss from operations	(3,462)	(3.9)%	(9,227)	(9.0)%	5,765	62.5%
Interest income (expense)	(32)	0.0%	1	0.0%	(33)	(3300.0)%
Other income (expense), net	87	0.1%	463	0.5%	(376)	(81.2)%
Loss before income taxes	(3,407)	(3.9)%	(8,763)	(8.6)%	5,356	61.1%
(Provision) benefit for income taxes	(448)	(0.5)%	(1,265)	(1.2)%	817	64.6%
Net loss	$(3,855)	(4.4)%	$(10,028)	(9.8)%	$6,173	61.6%

Consolidated net sales by customer location for the three months ended June 30, 2012 and 2011 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2012		2011
United States	$18.6	42.7%	$21.3		41.4%
Japan	6.8	15.6%	7.7		15.0%
Republic of Korea	5.3	12.2%	6.2		12.1%
Canada	4.0	9.2%	4.3		8.3%
Australia	3.4	7.8%	4.5		8.8%
South Africa(1)	1.9	4.4%	2.2		4.3%
New Zealand	0.5	1.1%	0.7		1.3%
Singapore	0.5	1.1%	0.8		1.6%
Taiwan	0.5	1.1%	1.0		1.9%
Germany	0.4	0.9%	0.5		1.0%
Norway	0.4	0.9%	0.4		0.8%
United Kingdom(2)	0.3	0.7%	0.5	(3)	0.9%
The Netherlands	0.3	0.7%	0.3		0.6%
Czech Republic(4)	0.3	0.7%	—		—
Mexico	0.2	0.5%	0.6		1.2%
Austria	0.1	0.2%	0.2		0.4%
Sweden	0.1	0.2%	0.1		0.2%
Denmark	—	—	0.1		0.2%
Finland(5)	—	—	—		—
Total	$43.6	100%	$51.4		100%
________________________
(1)	Includes sales for the Republic of Namibia, which began operations in August 2011.
(2)
Includes sales for Estonia and the Republic of Ireland, which began operations in June 2011. Their combined consolidated sales for the three months ended June 30, 2012 were less than $0.1 million and are included in net sales for the United Kingdom.

(3)	Includes sales for the Czech Republic, which began operations in June 2011.
(4)	The Company began operations in the Czech Republic in June 2011; net sales for June 2011 are included in net sales for the United Kingdom.
(5)	The Company began operations in Finland in June 2011.

Consolidated net sales by customer location for the six months ended June 30, 2012 and 2011 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2012		2011
United States	$37.2	42.2%	$43.7		42.7%
Japan	13.6	15.4%	15.2		14.9%
Republic of Korea	10.8	12.3%	11.4		11.1%
Canada	7.7	8.7%	8.2		8.0%
Australia	7.4	8.4%	9.0		8.8%
South Africa(1)	3.9	4.4%	4.3		4.2%
Taiwan	1.2	1.4%	2.3		2.2%
Singapore	1.1	1.3%	1.4		1.4%
New Zealand	1.0	1.2%	1.2		1.2%
Germany	0.9	1.0%	1.0		1.0%
Norway	0.8	0.9%	0.9		0.9%
United Kingdom(2)	0.7	0.8%	0.8	(3)	0.8%
The Netherlands	0.6	0.7%	0.6		0.6%
Mexico	0.4	0.5%	1.3		1.3%
Czech Republic(4)	0.3	0.3%	—		—
Austria	0.2	0.2%	0.5		0.4%
Sweden	0.1	0.1%	0.3		0.3%
Denmark	0.1	0.1%	0.2		0.2%
Finland(5)	0.1	0.1%	—		—
Total	$88.1	100%	$102.3		100%
________________________
(1)	Includes sales for the Republic of Namibia, which began operations in August 2011.
(2)
Includes sales for Estonia and the Republic of Ireland, which began operations in June 2011. Their combined consolidated sales for the six months ended June 30, 2012 were less than $0.1 million and are included in net sales for the United Kingdom.

(3)	Includes sales for the Czech Republic, which began operations in June 2011.
(4)	The Company began operations in the Czech Republic in June 2011; net sales for June 2011 are included in net sales for the United Kingdom.
(5)	The Company began operations in Finland in June 2011.

Net Sales

For the three and six months ended June 30, 2012, our operations outside of the United States accounted for approximately 57.3% and 57.8%, respectively, of our consolidated net sales, whereas in the same period in 2011, our operations outside of the United States accounted for approximately 58.6% and 57.3%, respectively, of our consolidated net sales.

Consolidated net sales for the three months ended June 30, 2012 decreased by $7.8 million, or 15.1%, to $43.6 million as compared to the same period in 2011. United States sales decreased by $2.7 million, or 12.7%, to $18.6 million, while international sales decreased by $5.1 million, or 16.9%, to $25.0 million for the three months ended June 30, 2012 as compared to the same period in 2011.

Consolidated net sales for the six months ended June 30, 2012 decreased by $14.2 million, or 13.8%, to $88.1 million as compared to the same period in 2011. United States sales decreased by $6.5 million, or 14.9%, to $37.2 million, while international sales decreased by $7.7 million, or 13.1%, to $50.9 million for the six months ended June 30, 2012 as compared to the same period in 2011.

Fluctuation in foreign currency exchange rates for the three and six months ended June 30, 2012, had an overall unfavorable impact of approximately $1.0 million and $0.9 million, respectively, on our net sales. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended June 30, 2011.

Net sales by country in transactional currency for the three and six months ended June 30, 2012 and 2011 were as follows (in millions, except percentages):

		Three Months		Change
Country	Transactional Currency	2012	2011	Transactional currency	Percentage
Australia	AUD	3.3	4.2	(0.9)	(21.4)%
Austria, Germany, the Netherlands, the Czech Republic, Estonia, Finland, the Republic of Ireland(1)	EUR	0.8	0.7	0.1	14.3%
Denmark	DKK	0.3	0.5	(0.2)	(40.0)%
Japan	JPY	375.8	625.8	(250.0)	(39.9)%
Mexico	MXN	2.2	7.3	(5.1)	(69.9)%
New Zealand	NZD	0.6	0.8	(0.2)	(25.0)%
Norway	NOK	2.0	2.3	(0.3)	(13.0)%
Republic of Korea	KRW	5,784.6	6,707.9	(923.3)	(13.8)%
Singapore	SGD	0.6	1.0	(0.4)	(40.0)%
South Africa	ZAR	14.5	15.0	(0.5)	(3.3	) %
Sweden	SEK	0.4	0.6	(0.2)	(33.3)%
Taiwan	TWD	14.7	30.1	(15.4)	(51.2)%
United Kingdom	GBP	0.3	0.3	—	—

______________________________________________________
(1)	We began operations in the Czech Republic, Estonia, Finland and the Republic of Ireland in June 2011.

		Six Months		Change
Country	Transactional Currency	2012	2011	Transactional currency	Percentage
Australia(1)	AUD	7.0	9.2	(2.2)	(23.9)%
Austria, Germany, the Netherlands, the Czech Republic, Estonia, Finland, the Republic of Ireland(2)	EUR	1.5	1.4	0.1	7.1%
Denmark	DKK	0.7	1.1	(0.4)	(36.4)%
Japan	JPY	916.6	1,246.0	(329.4)	(26.4)%
Mexico	MXN	4.7	15.2	(10.5)	(69.1)%
New Zealand	NZD	1.3	1.6	(0.3)	(18.8)%
Norway	NOK	4.2	4.9	(0.7)	(14.3)%
Republic of Korea	KRW	12,020.2	12,525.8	(505.6)	(4.0	) %
Singapore(1)	SGD	1.4	1.1	0.3	27.3%
South Africa	ZAR	30.1	29.6	0.5	1.7%
Sweden	SEK	1.0	1.5	(0.5)	(33.3)%
Taiwan	TWD	33.1	66.5	(33.4)	(50.2)%
United Kingdom	GBP	0.5	0.6	(0.1)	(16.7)%

______________________________________________________
(1)	In March 2011, we started transacting sales in Singapore dollars (SGD). Prior to March 2011, sales in Singapore were transacted in Australian dollars.
(2)	We began operations in the Czech Republic, Estonia, Finland and the Republic of Ireland in June 2011.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

	Three Months		Change
	2012	2011	Dollar	Percentage
Consolidated product sales	$38.9	$43.4	$(4.5)	(10.4)%
Consolidated pack sales	3.0	5.9	(2.9)	(49.2)%
Consolidated other, including freight	1.7	2.1	(0.4)	(19.0)%
Total consolidated net sales	$43.6	$51.4	$(7.8)	(15.1)%

	Six Months		Change
	2012	2011	Dollar	Percentage
Consolidated product sales	$78.8	$86.6	$(7.8)	(9.0)%
Consolidated pack sales	6.1	11.4	(5.3)	(46.5)%
Consolidated other, including freight	3.2	4.3	(1.1)	(25.6)%
Total consolidated net sales	$88.1	$102.3	$(14.2)	(13.8)%

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

Product sales for the three months ended June 30, 2012 decreased by $4.5 million, or 10.4%, as compared to the same period in 2011. The decrease in product sales was primarily due to the reduction in the number of new associates and the loss of existing associates, which resulted in a decline in the number of orders placed during the period. The average order value for the three months ended June 30, 2012 was $154 as compared to $155 for the same period in 2011. Approximately $0.3 million of the reduction in product sales resulted from the decrease in average order value with the remaining decrease attributable to the decline in the number of packs sold during the period.  The number of orders processed during the three months ended June 30, 2012 decreased by 8.9% as compared to the same period in 2011. This decrease was consistent with the decline in the number of continuing associates and members as described in detail below.

Product sales for the six months ended June 30, 2012 decreased by $7.8 million, or 9.0%, as compared to the same period in 2011. The decrease in product sales was primarily due to the reduction in the number of new associates and the loss of existing associates, which resulted in a decline in the number of orders placed during the period. The average order value for the six months ended June, 2012 was $156 as compared to $154 for the same period in 2011. The 1.3% increase in average order value resulted in approximately $1.1 million in additional revenue which partially offset the overall decline in product sales. The number of orders processed during the six months ended June 30, 2012 decreased by 9.6% as compared to the same period in 2011. This decrease was consistent with the decline in the number of continuing associates and members as described in detail below.

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

The dollar amount of pack sales associated with new and continuing associates was as follows, for the three and six months ended June 30 (in millions, except percentages):

	Three Months		Change
	2012	2011	Dollar	Percentage
New	$2.1	$4.1	$(2.0)	(48.8)%
Continuing	0.9	1.8	(0.9)	(50.0)%
Total	$3.0	$5.9	$(2.9)	(49.2)%

	Six Months		Change
	2012	2011	Dollar	Percentage
New	$4.2	$7.8	$(3.6)	(46.2)%
Continuing	1.9	3.6	(1.7)	(47.2)%
Total	$6.1	$11.4	$(5.3)	(46.5)%

Total pack sales for the three months ended June 30, 2012 decreased by $2.9 million, or 49.2%, to $3.0 million, as compared to $5.9 million for the same period in 2011. Average pack value for the three months ended June 30, 2012 was $168 as compared to $252 for the same period in 2011. The total number of packs sold decreased by 5,400, or 23.0%, to 18,100, and the average pack value decreased by $84, or 33.3%, for the three months ended June 30, 2012, as compared to the same period in 2011. The decrease in the average pack value is due to a change in the sales mix of the type of packs purchased. Approximately $1.5 million of the reduction in pack sales resulted from the decrease in average pack value with the remaining decrease attributable to the decline in the number of packs sold during the period.

Total pack sales for the six months ended June 30, 2012 decreased by $5.3 million, or 46.5%, to $6.1 million, as compared to $11.4 million for the same period in 2011. Average pack value for the six months ended June 30, 2012 was $157 as compared to $247 for the same period in 2011. The total number of packs sold decreased by 7,700, or 16.6%, to 38,600, and the average pack value decreased by $90, or 36.4%, for the six months ended June 30, 2012, as compared to the same period in 2011. The decrease in the average pack value is due to a change in the sales mix of the type of packs purchased. Approximately $3.5 million of the reduction in pack sales resulted from the decrease in average pack value with the remaining decrease attributable to the decline in the number of packs sold during the period.

The approximate number of new and continuing associates who purchased our packs or products during the twelve months ended June 30, 2012 and 2011, plus members eligible to purchase our products during the same period were as follows:

	2012		2011
New	87,000	23.1%	84,000	21.9%
Continuing	291,000	76.9%	301,000	78.1%
Total	378,000	100.0%	385,000	100%

There was an overall decrease of 7,000, or 1.8%, for the twelve months ended June 30, 2012 in the number of associates who purchased our products and members eligible to purchase our products as compared to the same period in 2011, which was due to a decline in the number of new and continuing associates offset by an increase in the number of members as a result of the 4Free program introduced in May 2012.

During 2011 and 2012, we took the following actions to recruit and retain associates and members:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;

•	explored new international markets;

•	launched marketing and educational campaigns;

•	continued to strengthen compliance initiatives;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition; and

•	implemented changes to our global associate career and compensation plan.

Other Sales

Other sales consisted of: (i) sales of promotional materials; (ii) training and event registration fees; (iii) monthly fees collected for Success TrackerTM, a customized electronic business-building and educational materials database for our associates that helps stimulate product sales and provide business management; (iv) monthly fees collected for Navig8, a comprehensive global business system that provides tools and resources to help associates build their businesses; (v) freight revenue charged to our associates and members; and (vi) a reserve for estimated sales refunds and returns.

For the three months ended June 30, 2012, other sales decreased by $0.4 million, or 19.0%, to $1.7 million, as compared to $2.1 million for the same period in 2011.  Other sales for the six months ended June 30, 2012 decreased by $1.1 million, or 25.6%, to $3.2 million, as compared to $4.3 million for the same period in 2011. The decrease was primarily due to a decrease in freight fees resulting from the reduction in the number of product and pack shipments.

Gross Profit

For the three months ended June 30, 2012, gross profit decreased by $2.8 million, or 13.6%, to $18.1 million, as compared to $20.9 million for the same period in 2011. For the three months ended June 30, 2012, gross profit as a percentage of net sales increased to 41.5%, as compared to 40.7% for the same period in 2011.  The increase in gross profit as a percentage of net sales is primarily due to the decline in commissions and incentives earned by the Company’s associates as compared to the same period in 2011.

For the six months ended June 30, 2012, gross profit decreased by $5.7 million, or 13.3%, to $37.2 million, as compared to $42.9 million for the same period in 2011. For the six months ended June 30, 2012, gross profit as a percentage of net sales increased to 42.2%, as compared to 42.0% for the same period in 2011.  The increase in gross profit as a percentage of net sales is primarily due to the decline in commissions and incentives earned by the Company’s associates as compared to the same period in 2011.

Cost of sales during the three months ended June 30, 2012 decreased by 8.7%, or $0.7 million, to $6.9 million, as compared to $7.5 million for the same period in 2011. The reduction in cost of sales was primarily due to the decline in sales for the quarter and a reduction in inventory adjustments related to obsolete inventory, which was partially offset by an increase in inbound freight costs. Cost of sales as a percentage of net sales for the three months ended June 30, 2012 was 15.8%, as compared to 14.7% for the same period in 2011.

Cost of sales during the six months ended June 30, 2012 decreased by 10.0%, or $1.5 million, to $13.3 million, as compared to $14.8 million for the same period in 2011. The reduction in cost of sales was primarily due to the decline in sales for the year and a reduction in inventory adjustments related to obsolete inventory, which was partially offset by an increase in inbound freight costs. Cost of sales as a percentage of net sales for the six months ended June 30, 2012 was 15.1%, as compared to 14.4% for the same period in 2011.

Commission costs for the three months ended June 30, 2012 decreased by 18.8%, or $4.1 million, to $17.7 million, as compared to $21.8 million for the same period in 2011.  The decrease in commissions was due to the decrease in commissionable net sales.  For the three months ended June 30, 2012, commissions as a percentage of net sales decreased to 40.6% from 42.4% for the same period in 2011.

Commission costs for the six months ended June 30, 2012 decreased by 15.6%, or $6.6 million, to $35.8 million, as compared to $42.4 million for the same period in 2011.  The decrease in commissions was due to the decrease in commissionable net sales.  For the six months ended June 30, 2012, commissions as a percentage of net sales decreased to 40.6% from 41.4% for the same period in 2011.

Incentive costs for the three months ended June 30, 2012 decreased by 18.2%, or $0.2 million, to $0.9 million, as compared to $1.1 million for the same period in 2011. The costs of incentives as a percentage of net sales remained the same at 2.1% as compared to the same period in 2011.

Incentive costs for the six months ended June 30, 2012 decreased by 18.2%, or $0.4 million, to $1.8 million, as compared to $2.2 million for the same period in 2011. The costs of incentives as a percentage of net sales, decreased to 2.0%, as compared to 2.2% for the same period in 2011.

The decrease in commission and incentive costs for the six months ended June 30, 2012 compared to the same period in 2011 was largely due to the decrease in the number of new and continuing associates and members who purchased our packs or products, as well as the change in the mix of the type of packs purchased. As a result, there was a decrease in the number of associates who qualified for the 2012 annual incentive trip.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended June 30, 2012, selling and administrative expenses decreased by $3.0 million, or 20.4%, to $11.8 million, as compared to $14.8 million for the same period in 2011. The decrease in selling and administrative expenses consisted primarily of a $2.7 million decrease in payroll and payroll-related costs in connection with the restructuring of our U.S. operations and the elimination of 98 workforce positions in June 2011, a $0.4 million decrease in contract labor costs and a $0.3 million decrease in freight costs offset by an increase of $0.4 million in marketing costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended June 30, 2012 decreased to 27.0% from 28.8% for the same period in 2011.

For the six months ended June 30, 2012, selling and administrative expenses decreased by $7.6 million, or 24.5%, to $23.3 million, as compared to $30.8 million for the same period in 2011. The decrease in selling and administrative expenses consisted primarily of a $5.1 million decrease in payroll and payroll-related costs in connection with the restructuring of our U.S. operations and the elimination of 98 workforce positions in June 2011, a $1.0 million decrease in contract labor costs, a $0.8 million decrease in freight costs, and a $0.6 million decrease in marketing costs. Selling and administrative expenses, as a percentage of net sales, for the six months ended June 30, 2012 decreased to 26.4% from 30.1% for the same period in 2011.

Other Operating Costs

Other operating costs include travel, accounting, legal and consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with changes in our net sales.

For the three months ended June 30, 2012, other operating costs decreased by $0.9 million, or 12.5%, to $6.8 million, as compared to $7.7 million for the same period in 2011. For the three months ended June 30, 2012, other operating costs as a percentage of net sales increased to 15.5% from 15.1% for the same period in 2011. The decrease in other operating costs was primarily due to a reduction in office expenses of $0.4 million, accounting and consulting fees of $0.2 million, repairs and maintenance costs of $0.1 million, legal fees of $0.1 million, and credit card fees of $0.1 million.

For the six months ended June 30, 2012, other operating costs decreased by $1.8 million, or 11.4%, to $14.0 million, as compared to $15.8 million for the same period in 2011. For the six months ended June 30, 2012, other operating costs as a percentage of net sales increased to 15.9% from 15.5% for the same period in 2011. The decrease in other operating costs was primarily due to a reduction in office expenses of $0.8 million, credit card fees of $0.4 million, accounting and consulting fees of $0.2 million, travel related costs of $0.2 million, and repairs and maintenance costs of $0.2 million.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2012 decreased by 65.7%, or $1.8 million, to $0.9 million, as compared to $2.7 million for the same period in 2011. As a percentage of net sales, depreciation and amortization expense was 2.1% as compared to 5.2% for the same period in 2011.

Depreciation and amortization expense for the six months ended June 30, 2012 decreased by 38.4%, or $2.1 million, to $3.4 million, as compared to $5.5 million for the same period in 2011. As a percentage of net sales, depreciation and amortization expense was 3.8% as compared to 5.4% for the same period in 2011.

For each of the three and six months ended June 30, 2012, the decrease in depreciation expense was due to the Company’s Enterprise Resource Planning software system becoming fully depreciated at the end of the first quarter of 2012.

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

Other income (expense), net for the three months ended June 30, 2012 was ($0.8) million, as compared to other income, net of $0.2 million for the same period in 2011.

Other income (expense), net for the six months ended June 30, 2012 was $0.1 million, as compared to other income, net of $0.5 million for the same period in 2011.

(Provision) Benefit for Income Taxes

 (Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows for the three and six months ended June 30:

Country	2012	2011
Australia	30.0%	30.0%
Canada	26.0%	28.0%
Denmark	25.0%	25.0%
Japan	42.0%	42.0%
Mexico	30.0%	30.0%
Norway	28.0%	28.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	26.3%	26.3%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	24.0%	26.0%
United States	37.5%	37.5%

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes, to account for income taxes. The provisions of the Income Tax Topic require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. As of June 30, 2012 and December 31, 2011, we maintained the following valuation allowances for deferred tax assets totaling $10.7 million and $9.5 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met:

Country	March 31, 2012	December 31, 2011
	(in millions)
Mexico	$2.0	$1.9
Norway	0.2	0.2
Sweden	0.2	0.1
Switzerland	0.9	0.8
Taiwan	1.1	1.1
United States	6.3	5.4
Total	$10.7	$9.5

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three and six months ended June 30, 2012, our effective tax rate was (12.1)% and (13.1)%, respectively, as compared to (27.9%) and (14.4)% for the same period in 2011, respectively. For the three months ended June 30, 2012 and 2011, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of June 30, 2012, our cash and cash equivalents decreased by 33.0%, or $6.0 million, to $12.1 million from $18.1 million as of December 31, 2011.  The majority of the decrease in cash and cash equivalents was the $2.8 million associated with the settlement of litigation in the first quarter of 2012. The restricted cash balance was increased during the period ending June 30, 2012 by $0.3 million with funds from the cash and cash equivalents balances. Finally, fluctuations in currency rates produced a decline of $0.4 million in cash and cash equivalents.  The remaining change in cash and cash equivalents was related to recurring operating sources and uses of cash and cash equivalents.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, international expansion, and to pay quarterly cash dividends. In August 2009, the quarterly cash dividend was suspended and remained suspended as of June 30, 2012. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt. At June 30, 2012, we had $12.1 million in cash and cash equivalents that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2012, our working capital decreased by $1.2 million, or 10.32%, to $10.6 million from $11.9 million at December 31, 2011. The decrease in working capital primarily related to a decrease in cash and cash equivalents, an increase in accounts payable and inventories, partially offset by a decrease in operating liabilities.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Used in:	2012	2011
Operating activities	$(4.4)	$(3.1)
Investing activities	$(0.5)	$(0.4)
Financing activities	$(0.6)	$(0.6)

Operating Activities

Cash used in operating activities was $4.4 million for the six months ended June 30, 2012 compared to cash used in operating activities of $3.1 million for the same period in 2011.  The cash used for the period primarily relates to the one-time payment of $2.6 million made to Marinova Pty. Limited pursuant to the settlement agreement reached during the first quarter of 2012.

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

Investing Activities

For the six months ended June 30, 2012, our net investing activities used cash of $0.5 million compared to cash used of $0.4 million for the same period of 2011. We used cash of $0.2 million to purchase capital assets as compared to purchasing $0.5 million in capital assets for the same period in 2011. In 2012, we had an increase in restricted cash of $0.3 million as compared to a $0.1 million decrease for the same period in 2011.

Financing Activities

For the six months ended June 30, 2012 and 2011, we used cash of $0.6 million for each period to repay capital lease obligations.

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

We entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership on September 16, 2010. The Investor committed to purchase, subject to certain restrictions and conditions, up to $10 million of our common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement, which was October 28, 2010. We may draw funds from the Equity Line by selling shares of common stock to the Investor from time to time. We will not receive any proceeds from the resale of these shares of common stock offered by the Investor. We will, however, receive proceeds from the sale of shares to the Investor pursuant to the Equity Line. The proceeds will be used for general working capital needs and for other general corporate purposes. Please see Note 6 (Shareholders’ Equity) to our consolidated financial statements for more information on the Equity Line. As of June 30, 2012, no shares of common stock have been issued pursuant to the Investment Agreement.

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

Our future access to the capital markets may be adversely impacted if we fail to maintain compliance with the Nasdaq Marketplace Rules for the continued listing of our stock. The Company continuously monitors its compliance with the Nasdaq continued listing rules.

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of June 30, 2012, for the years ending December 31 (in thousands):

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
Capital lease obligations	$527	$599	$538	$339	$129	$12	$2,144
Purchase obligations	3,164	2,712	1,830	1,200	—	—	8,906
Operating leases(1)	1,650	1,940	1,089	1,003	807	955	7,444
Post-employment royalty	257	492	492	246	—	—	1,487
Employment agreements	793	492	—	—	—	—	1,285
Total commitments and obligations	$6,391	$6,235	$3,949	$2,788	$936	$967	$21,266
______________________________________________________
(1)	Excludes estimated lease restoration costs in the amount of $0.4 million as of June 30, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2012:

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2012, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at June 30, 2012
Computer software	3 to 5 years	$0.4	million
Computer hardware	3 to 5 years	1.9	million
Leasehold improvements	2 to 10 years(1)	2.4	million
Office furniture and equipment	5 to 7 years	1.6	million
Automobiles	3 to 5 years	0.1	million
Total net carrying value at June 30, 2012		$6.4	million
_____________________
(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the six months ended June 30, 2012.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of June 30, 2012, we recorded $2.5 million in other long-term liabilities and $1.6 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority.   Additionally, we may be requested to extend the statute of limitations for tax years under audit.  The majority of our current tax liability related to uncertain tax positions is associated with an ongoing IRS audit.  It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change.  We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

Our 2005-2009 tax years remain subject to examination by the IRS for United States federal tax purposes. On May 26, 2011 the IRS issued a RAR detailing proposed adjustments for the tax years under examination. The net tax deficiency associated with the RAR is $8.5 million plus penalties of $1.5 million. On July 8, 2011, we filed a protest letter challenging the proposed adjustments contained in the RAR and are pursuing resolution of these items with the Appeals Division of the IRS.  On July 26, 2012, the Company participated in a hearing with the Appeals Division of the IRS, and the Company believes the net tax deficiency should approximate amounts previously recorded as uncertain income tax positions. There are other ongoing audits in various international jurisdictions that are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2012, we maintained a valuation allowance for deferred tax assets arising from our operations of $10.7 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of June 30, 2012, we had deferred tax assets, after valuation allowance, totaling $3.6 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenue from sales of individual products, sales of starter and renewal packs, and shipping fees. Substantially all product and pack sales are made to associates at published wholesale prices and to members at discounted published retail prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. We recognize corporate-sponsored event revenue when the event is held. We defer certain components of our revenue, which primarily consists of: (i) revenue received from sales of packs and products shipped but not received by the customers at period end; and (ii) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. At June 30, 2012, total deferred revenue was $1.8 million. Significant changes in our shipping methods could result in additional revenue deferrals.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the six months ended June 30, 2012, our assumptions and estimates used for the calculated fair value of stock options granted in 2012 were as follows:

	January 2012 Grant	May 2012 Grant
Estimated fair value per share of options granted:	$ 2.64	$ 3.21
Assumptions:
Annualized dividend yield	0.00%	0.00%
Risk-free rate of return	0.75%	0.62%
Common stock price volatility	78.4%	81.6%
Expected average life of stock options (in years)	4.5	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of June 30, 2012, using our current assumptions and estimates, we anticipate recognizing $0.2 million in gross compensation expense through 2014 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but has historically ranged between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of June 30, 2012, we had 135,041 shares available for grant in the future.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway,  Sweden, Mexico, the Czech Republic, Estonia, Finland, and the Republic of Ireland. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2012 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.96830	1.08090	1.03293	1.01610
Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland (Euro)	1.23650	1.34590	1.29805	1.25780
Canada (Dollar)	0.96030	1.02040	0.99436	0.97580
Czech Republic (Koruna)	0.04804	0.05430	0.05166	0.04834
Denmark (Krone)	0.16640	0.18090	0.17458	0.16750
Japan (Yen)	0.01194	0.01313	0.01259	0.01258
Mexico (Peso)	0.06942	0.07937	0.07558	0.07424
New Zealand (Dollar)	0.75070	0.84170	0.80438	0.79640
Norway (Krone)	0.16320	0.18000	0.17141	0.16680
Republic of Korea (Won)	0.00084	0.00091	0.00088	0.00086
Singapore (Dollar)	0.77070	0.80920	0.79132	0.78650
South Africa (Rand)	0.11680	0.13400	0.12642	0.12090
Sweden (Krona)	0.13750	0.15260	0.14618	0.14200
Switzerland (Franc)	1.02960	1.11670	1.07746	1.04690
Taiwan (Dollar)	0.03319	0.03454	0.03384	0.03343
United Kingdom (British Pound)	1.53120	1.62690	1.57726	1.56170

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANNATECH, INCORPORATED
Dated: August 9, 2012	By:	/s/ Robert A. Sinnott
Robert A. Sinnott Chief Executive Officer and Chief Science Officer (principal executive officer)

Dated: August 9, 2012	By:	/s/ S. Mark Nicholls
S. Mark Nicholls Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.4	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Services Agreement by and between Integrated Distribution and Logistics Direct, LLC and Mannatech, dated July 2, 2012. (Portions of this exhibit were omitted pursuant to a confidential treatment request pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	July 9, 2012
10.2	Sublease by and between Integrated Distribution and Logistics Direct, LLC and Mannatech, dated July 2, 2012. (Portions of this exhibit were omitted pursuant to a confidential treatment request pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.2	July 9, 2012
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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