Form 10-Q
period 2012-11-07
MANNATECH INC
filed 2012-11-08
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2012 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File No. 000-24657

MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-2508900 (I.R.S. Employer Identification No.)
600 S. Royal Lane, Suite 200, Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)

Registrant’s Telephone Number, including Area Code:  (972) 471-7400
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
Yes [  ] No [X]

As of November 2, 2012, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,647,735.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Cash and cash equivalents	$12,781	$18,057
Restricted cash	1,513	1,263
Accounts receivable, net of allowance of $30 and $22 in 2012 and 2011, respectively	310	304
Income tax receivable	891	888
Inventories, net	18,088	17,786
Prepaid expenses and other current assets	2,149	2,497
Deferred tax assets	994	936
Total current assets	36,726	41,731
Property and equipment, net	5,449	9,566
Construction in progress	4	—
Long-term restricted cash	3,614	3,386
Other assets	3,270	2,815
Long-term deferred tax assets	810	772
Total assets	$49,873	$58,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$636	$852
Accounts payable	4,899	4,825
Accrued expenses	7,755	10,514
Commissions and incentives payable	6,422	8,567
Taxes payable	2,330	3,364
Current deferred tax liability	203	185
Deferred revenue	2,187	1,569
Total current liabilities	24,432	29,876
Capital leases, excluding current portion	1,006	1,358
Long-term deferred tax liabilities	2	1
Other long-term liabilities	4,800	5,382
Total liabilities	30,240	36,617

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,768,972 shares issued and 2,647,735 shares outstanding as of September 30, 2012 and 2,769,756 shares issued and 2,648,518 shares outstanding as of December 31, 2011	—	—
Additional paid-in capital	42,572	42,408
Accumulated deficit	(7,174)	(5,532)
Accumulated other comprehensive loss	(969)	(427)
Less treasury stock, at cost, 121,237 shares in 2012 and 2011	(14,796)	(14,796)
Total shareholders’ equity	19,633	21,653
Total liabilities and shareholders’ equity	$49,873	$58,270

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$43,049	$50,520	$131,162	$152,782
Cost of sales	6,755	7,407	20,038	22,164
Commissions and incentives	18,658	22,041	56,280	66,644
	25,413	29,448	76,318	88,808
Gross profit	17,636	21,072	54,844	63,974

Operating expenses:
Selling and administrative	10,516	12,373	33,793	43,202
Depreciation and amortization	703	2,644	4,082	8,132
Other operating costs	5,328	7,627	19,342	23,439
Total operating expenses	16,547	22,644	57,217	74,773

Income (loss) from operations	1,089	(1,572)	(2,373)	(10,799)
Interest income (expense)	6	(4)	(26)	(3)
Other income (expense), net	455	(1,557)	542	(1,094)
Income (loss) before income taxes	1,550	(3,133)	(1,857)	(11,896)

Benefit (provision) for income taxes	663	(530)	215	(1,795)
Net income (loss)	$2,213	$(3,663)	$(1,642)	$(13,691)

Net income (loss) per share:
Basic	$0.84	$(1.38)	$(0.62)	$(5.17)
Diluted	$0.83	$(1.38)	$(0.62)	$(5.17)

Weighted-average common shares outstanding:
Basic	2,648	2,649	2,648	2,649
Diluted	2,681	2,649	2,648	2,649

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$2,213	$(3,663)	$(1,642)	$(13,691)
Foreign currency translations	(181)	663	(542)	704
Comprehensive income (loss)	$2,032	$(3,000)	$(2,184)	$(12,987)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2011	$—	$42,408	$(5,532)	$(427)	$(14,796)	$21,653
Net loss	—	—	(1,642)	—	—	(1,642)
Charge related to stock-based compensation	—	167	—	—	—	167
Repurchase of fractional shares from reverse stock split	—	(3)	—	—	—	(3)
Foreign currency translations	—	—	—	(542)	—	(542)
Balance at September 30, 2012	$—	$42,572	$(7,174)	$(969)	$(14,796)	$19,633

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,642)	$(13,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,082	8,132
Provision for inventory losses	928	2,035
Provision for doubtful accounts	30	51
Loss on disposal of assets	63	120
Accounting charge related to stock-based compensation expense	167	280
Deferred income taxes	(63)	(292)
Changes in operating assets and liabilities:
Accounts receivable	(41)	206
Income tax receivable	(4)	(20)
Inventories	(1,106)	1,974
Prepaid expenses and other current assets	630	1,297
Other assets	(204)	217
Accounts payable	72	1,513
Accrued expenses and other liabilities	(3,394)	463
Taxes payable	(1,046)	(1,606)
Commissions and incentives payable	(2,193)	(1,716)
Deferred revenue	613	757
Net cash used in operating activities	(3,108)	(280)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(273)	(591)
Proceeds from sales of assets	86	54
Change in restricted cash	(331)	91
Net cash used in investing activities	(518)	(446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	—	(5)
Repurchase of fractional shares from reverse stock split	(3)	—
Repayment of capital lease obligations	(813)	(1,079)
Net cash used in financing activities	(816)	(1,084)
Effect of currency exchange rate changes on cash and cash equivalents	(834)	1,054
Net decrease in cash and cash equivalents	(5,276)	(756)
Cash and cash equivalents at the beginning of the period	18,057	21,584
Cash and cash equivalents at the end of the period	$12,781	$20,828
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$(843)	$(592)
Interest paid on capital leases	$127	$128
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Note receivable, net relating to sale of property and equipment	$237	$—

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. As of September 30, 2012 and December 31, 2011, credit card receivables were $1.8 million and $1.7 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $9.5 million and $10.5 million, respectively.  The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of September 30, 2012 and December 31, 2011, our total restricted cash was $5.1 million and $4.6 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2012 and December 31, 2011, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At September 30, 2012 and December 31, 2011, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of September 30, 2012 and December 31, 2011, other assets were $3.3 million and $2.8 million, respectively. As of September 30, 2012 and December 31, 2011, other assets primarily consisted of deposits for building leases in various locations and certain intangible assets of $2.1 million and $1.9 million, respectively. Also included in the September 30, 2012 and December 31, 2011 balances was $1.0 million and $0.9 million, respectively,  representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities.

Additionally, in July 2012, the Company entered into a Services Agreement with Integrated Distribution and Logistics Direct, LLC (doing business as SPExpress) whereby Mannatech began outsourcing its United States warehousing and distribution functions to SPExpress. In connection with such outsourcing arrangement, the Company sold certain assets related to distribution and warehousing and recorded a secured non-interest bearing promissory note of $0.3 million. Of that amount, $0.2 million net of imputed interest was recorded as a long-term note receivable included in other assets and $0.1 million representing the current portion was recorded in prepaid expenses and other current assets.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Other Long-Term Liabilities

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 and continuing through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this royalty agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to this benefit, and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of September 30, 2012 and December 31, 2011, the Company’s liability related to this royalty agreement was $0.9 million and $1.2 million, respectively, of which $0.3 million was currently due and included in accrued expenses.

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of September 30, 2012 and December 31, 2011, accrued restoration costs related to these leases amounted to $0.4 million. Additionally, as of September 30, 2012 and December 31, 2011, the Company recorded a long-term liability for an estimated deferred benefit obligation related to a deferred benefit plan for its Japan operations of $1.4 million and $1.3 million, respectively.

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At September 30, 2012 and December 31, 2011, the Company’s deferred revenue was $2.2 million and $1.6 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded for each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the nine months ended September 30, 2012 our sales return reserve consisted of the following (in thousands):

September 30, 2012
Sales reserve as of January 1, 2012	$528
Provision related to sales made in current period	1,191
Adjustment related to sales made in prior periods	(308)
Actual returns or credits related to current period	(1,006)
Actual returns or credits related to prior periods	(223)
Sales reserve as of September 30, 2012	$182

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Shipping and Handling Costs

        The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales and records shipping and handling costs associated with shipping products to customers as selling and administrative expenses. Total shipping and handling costs included in selling and administrative expenses were approximately $2.6 million and $2.3 million for the three months ended September 30, 2012 and 2011, respectively, and $7.4 million and $8.0 million for the nine months ended September 30, 2012 and 2011, respectively.

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

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at September 30, 2012 and December 31, 2011, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$6,034	$6,850
Finished goods	13,262	13,247
Inventory reserves for obsolescence	(1,208)	(2,311)
Total	$18,088	$17,786

NOTE 3: INCOME TAXES

For the three and nine months ended September 30, 2012, the Company’s effective tax rate was a benefit of 42.8% and 11.6%, respectively. For the three and nine months ended September 30, 2011, the Company’s effective income tax rate was a provision of 16.9% and 15.1%, respectively.  For the three and nine months ended September 30, 2012 and 2011, the Company’s effective tax rate was determined based on the estimated annual effective tax rate with adjustments for valuation allowances.

Items affecting the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets, and the change in reserves related to uncertain income tax positions.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 4: INCOME (LOSS) PER SHARE

The Company calculates basic Earnings Per Share (“EPS”) by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. The Company reported net income for the three months ended September 30, 2012, and during that period a negligible amount of common stock subject to options was dilutive.  The Company reported net losses for the three months ended September 30, 2011, and approximately 0.2 million shares of the Company’s common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive. In determining the potential dilution effect of outstanding stock options during the three months ended September 30, 2012 and 2011, the Company used the quarter’s average common stock close price of $6.22. and $7.01 per share, respectively. For the nine months ended September 30, 2012, approximately 0.1 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average closing price of $5.12 per share because their effect was antidilutive. For the nine months ended September 30, 2011, approximately 0.2 million shares of the Company’s common stock subject to options were excluded from diluted EPS calculations using an average close price of $12.73 per share because their effect was antidilutive.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserves up to 200,000 shares, as adjusted for the reverse stock split, for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting held May 30, 2012 to increase the number of shares of common stock subject to the plan by 100,000. As of September 30, 2012, the 2008 Plan had 140,008 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options as selling and administrative expenses. During the three months ended September 30, 2012 there were no options granted, and during the three months ended September 30, 2011, the Company granted 2,500 stock options.  During the nine months ended September 30, 2012 and 2011, the Company granted 20,000 and 37,316 stock options, respectively.    The fair value of stock options granted during the three months ended September 30, 2011 was $3.29.  The fair value of stock options granted during the nine months ended September 30, 2012 ranged from $2.64 to $3.21 per share.  The fair value of stock options granted during the nine months ended September 30, 2011 ranged from $3.29 to $9.42 per share.  The Company recognized compensation expense as follows for the three and nine months ended September 30 (in thousands):

	Three months		Nine months
	2012	2011	2012	2011
Total gross compensation expense	$43	$78	$167	$280
Total tax benefit associated with compensation expense	7	15	37	66
Total net compensation expense	$36	$63	$130	$214

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of September 30, 2012, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months ending December 31, 2012	Year ending December 31,
		2013	2014
Total gross unrecognized compensation expense	$38	$83	$17
Tax benefit associated with unrecognized compensation expense	7	16	3
Total net unrecognized compensation expense	$31	$67	$14

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

The Company may draw on the Equity Line from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company is not permitted to draw on the Equity Line unless there is an effective registration statement to cover the resale of the shares. The Company filed a registration statement with the SEC, and on October 28, 2010, the SEC declared effective the Company’s Registration Statement on Form S-3 (File No. 333-169774), which registers up to 5,000,000 shares of common stock that may be resold by the Investor pursuant to the Investment Agreement.  The number of shares registered on Form S-3 is subject to adjustment for the reverse stock split pursuant to Rule 416 of the Securities Act.

Investors should read the Investment Agreement together with the other information concerning the Company that the Company publicly files in reports and statements with the SEC.

As of November 2, 2012, no shares of common stock have been issued pursuant to the Investment Agreement.

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

As of November 2, 2012, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. No shares have ever been purchased under the August 2006 Plan.  The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

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

Litigation in General

The Company is or may become involved in certain legal proceedings incidental to the normal course of business. At this time, we believe that any liabilities relating to such legal proceedings can be resolved without any material adverse effect on our business, financial position, results of operations, or cash flows.

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict what liability or damages the Company might incur in connection with any litigation, based on the advice of counsel and management review of the existing facts and circumstances related to certain legal proceedings, and related legal fees, the Company has accrued $0.1 million as of September 30, 2012 for such matters that is included in accrued expenses in its Consolidated Balance Sheet.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements that impacted the third quarter of 2012, or that are expected to have a material impact on the Company’s future periods that were not already adopted and disclosed in prior periods.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2012. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2012.

	Level 1		Level 2		Level 3		Total
Assets
Money Market Funds – Fidelity, US	$ $	1,140	$ $	—	$ $	—	$ $	1,140
Interest bearing deposits – various banks, Korea	2,502		—		—		2,502
Total assets		$3,642		$—		$—		$3,642
Amounts included in:
Cash and cash equivalents	$ $	1,140	$ $	—	$ $	—	$ $	1,140
Long-term restricted cash		2,502		—		—		2,502
Total		$3,642		$—		$—		$3,642

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

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

By country of operation, consolidated net sales shipped to customers in these locations, along with pack and product information for the three and nine months ended September 30, are as follows (in millions, except percentages):

	Three months					Nine months
Country	2012		2011			2012		2011
United States	$16.9	39.3%	$20.4		40.4%	$54.1	41.2%	$64.0		41.9%
Japan	6.4	14.9%	7.7		15.2%	20.0	15.3%	22.9		15.0%
Republic of Korea	6.0	14.0%	6.0		11.9%	16.9	12.9%	17.4		11.4%
Canada	3.6	8.4%	4.1		8.1%	11.3	8.6%	12.3		8.0%
Australia	3.5	8.1%	4.4		8.7%	10.9	8.3%	13.3		8.7%
South Africa(1)	2.0	4.6%	2.3		4.5%	5.9	4.5%	6.5		4.3%
Singapore	0.8	1.9%	1.4		2.8%	1.9	1.4%	2.8		1.8%
Czech Republic(2)	0.7	1.6%	—		—	0.9	0.7%	—		—
New Zealand	0.5	1.2%	0.6		1.2%	1.5	1.1%	1.9		1.2%
Taiwan	0.5	1.2%	1.1		2.2%	1.7	1.3%	3.4		2.2%
United Kingdom(3)	0.5	1.2%	0.5	(4)	1.0%	1.2	0.9%	1.4	(4)	0.9%
Germany	0.4	0.9%	0.5		1.0%	1.3	1.0%	1.5		1.0%
Norway	0.3	0.7%	0.4		0.8%	1.1	0.8%	1.4		0.9%
The Netherlands	0.3	0.7%	0.3		0.6%	0.8	0.6%	0.9		0.6%
Mexico	0.2	0.5%	0.4		0.8%	0.6	0.5%	1.7		1.1%
Austria	0.1	0.2%	0.2		0.4%	0.3	0.2%	0.7		0.5%
Denmark	0.1	0.2%	0.1		0.2%	0.2	0.2%	0.3		0.2%
Finland(5)	0.1	0.2%	—		—	0.2	0.2%	—		—
Sweden	0.1	0.2%	0.1		0.2%	0.2	0.2%	0.4		0.3%
Ireland	—	—	—		—	0.1	0.1%	—		—
Totals	$43.0	100%	$50.5		100%	$131.1	100%	$152.8		100%
________________________
(1)	Includes sales for the Republic of Namibia, where the Company began operations in August 2011.
(2)	The Company began operations in the Czech Republic in June 2011; net sales for 2011 are included in net sales for the United Kingdom.
(3)
Includes sales for Estonia and the Republic of Ireland, where the Company began operations in June 2011. Their combined consolidated sales for the three and nine months ended September 30, 2012 were less than $0.1 million and are included in net sales for the United Kingdom.

(4)	Includes sales for the Czech Republic, where the Company began operations in June 2011.
(5)	The Company began operations in Finland in June 2011.

	Three months		Nine months
	2012	2011	2012	2011
Consolidated product sales	$38.3	$43.0	$117.1	$129.6
Consolidated pack sales	3.0	5.5	9.1	16.9
Consolidated other, including freight	1.7	2.0	4.9	6.3
Consolidated total net sales	$43.0	$50.5	$131.1	$152.8

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Long-lived assets, which include property, equipment and construction in progress for the Company and its subsidiaries, reside in the following countries (in millions):

Country	September 30, 2012	December 31, 2011
Australia	$0.2	$0.3
Canada	—	0.1
Japan	0.1	0.2
Mexico	0.5	0.5
Republic of Korea	0.4	0.6
South Africa	0.1	0.1
Switzerland	0.2	0.2
United States	3.9	7.6
Total	$5.4	$9.6

Inventory balances by country, which consist of raw materials, work in progress, finished goods, and promotional materials, as offset by obsolete inventories, were as follows (in millions):

Country	September 30, 2012	December 31, 2011
Australia	$1.7	$1.5
Canada	1.1	1.3
Japan	1.6	1.2
Mexico	0.3	0.3
Republic of Korea	1.6	0.8
South Africa	0.6	0.7
Switzerland	—	0.2
Taiwan	0.3	0.3
United Kingdom	0.6	0.9
United States	10.3	10.6
Total	$18.1	$17.8

NOTE 11: SUBSEQUENT EVENTS

We have evaluated events occurring subsequent to the date of our financial statements and through the date our financial statements were issued. There were no non-recognized subsequent events to be disclosed in our financial statements as of September 30, 2012.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the nine months ended September 30, 2012 as compared to the same period in 2011, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 233,000 associates and members who have purchased our products and/or packs within the last 12 months, who we refer collectively to as current associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in twenty-two countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of associates and members; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure.

Current Economic Conditions and Recent Developments

During the third quarter of 2012, we continued building the foundation for future revenue growth.  The recruitment of new associates and members in the third quarter of 2012 increased 15% compared to third quarter of 2011.  The increase in recruitment is due to an increase in the number of first-time members.  We believe the increase was due to the offering of NutriVerus powder for sale in the United States and the introduction of the 4Free Discount Program in the United States and Canada.  In tandem, we believe these programs offer a business building opportunity to the associates previously not available to them.  We introduced NutriVerus powder to our markets in the Republic of Korea, Japan, Australia, New Zealand, Singapore, Taiwan, and Canada during the third quarter and early in the fourth quarter of 2012.  The offering of NutriVerus powder in our European and South Africa markets is planned for late 2012 or early 2013, depending on regulatory approvals.

We continue to experience a declining sales trend in the third quarter equivalent to the declines experienced in the first and second quarters of 2012.    Although recruitment of associates and members increased for the nine months ended September 30, 2012, the revenue from the sale of products and packs decreased as compared to the nine months ended September 30, 2011.

One of our goals during 2012 was to restore profitability and reduce operational expenses. In July 2012, the Company expanded its use of third-party logistic providers into our United States operations.  Our largest warehouse, located in Coppell, Texas, was sublet to a third-party logistics company for operation.  We believe this will decrease shipping times to our associates and members in the United States by taking advantage of distribution capabilities of the third-party logistics company on the west coast and east coast.  Additionally, by subletting our warehouse space to the third-party logistics company, we are monetizing our excess warehouse space, which reduces our costs of operations.

In August 2012, we also moved our European inventory from England to another third-party logistics company located in the Netherlands.  This allows us to concentrate on our core competencies and offering our associates and members in our European markets an improved distribution experience.

Our on-going reduction of operational expenses assisted in our achieving net income of $2.2 million for the third quarter of 2012.  Other non-cash items impacting profitability included a reduction in a previously recognized deferred tax asset valuation allowance of approximately $1.0 million, a release of reserves related to transaction taxes of $0.8 million due to expiration of statutes of limitations, and income from foreign currency exchange rate fluctuations of $0.5 million. As illustrated, we remain dedicated to our 2012 goal of restoring profitability.  We expect our continuation of targeted expense reductions to have a positive impact on profitability and cash flow.

RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	2012		2011		Change from 2012 to 2011
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$43,049	100.0%	$50,520	100%	$(7,471)	(14.8)%
Cost of sales	6,755	15.7%	7,407	14.7%	(652)	(8.8)%
Commissions and incentives	18,658	43.3%	22,041	43.6%	(3,383)	(15.3)%
	25,413	59.0%	29,448	58.3%	(4,035)	(13.7)%
Gross profit	17,636	41.0%	21,072	41.7%	(3,436)	(16.3)%

Operating expenses:
Selling and administrative expenses	10,516	24.4%	12,373	24.5%	(1,857)	(15.0)%
Depreciation and amortization	703	1.6%	2,644	5.2%	(1,941)	(73.4)%
Other operating costs	5,328	12.4%	7,627	15.1%	(2,299)	(30.1)%
Total operating expenses	16,547	38.4%	22,644	44.8%	(6,097)	(26.9)%
Income (loss) from operations	1,089	2.5%	(1,572)	(3.1)%	2,661	169.3%
Interest income (expense)	6	0%	(4)	0.0%	10	250.0%
Other income (expense), net	455	1.1%	(1,557)	(3.1)%	2,012	129.2%
Income (loss) before income taxes	1,550	3.6%	(3,133)	(6.2)%	4,683	149.5%
Benefit (provision) for income taxes	663	1.5%	(530)	(1.0)%	1,193	225.1%
Net income (loss)	$2,213	5.1%	$(3,663)	(7.3)%	$5,876	160.4%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	2012		2011		Change from 2012 to 2011
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$131,162	100.0%	$152,782	100%	$(21,620)	(14.2)%
Cost of sales	20,038	15.3%	22,164	14.5%	(2,126)	(9.6)%
Commissions and incentives	56,280	42.9%	66,644	43.6%	(10,364)	(15.6)%
	76,318	58.2%	88,808	58.1%	(12,490)	(14.1)%
Gross profit	54,844	41.8%	63,974	41.9%	(9,130)	(14.3)%

Operating expenses:
Selling and administrative expenses	33,793	25.8%	43,202	28.3%	(9,409)	(21.8)%
Depreciation and amortization	4,082	3.1%	8,132	5.3%	(4,050)	(49.8)%
Other operating costs	19,342	14.7%	23,439	15.3%	(4,097)	(17.5)%
Total operating expenses	57,809	43.6%	74,773	48.9%	(17,556)	(23.5)%
Loss from operations	(2,373)	(1.8)%	(10,799)	(7.1)%	8,426	78.0%
Interest income (expense)	(26)	0.0%	(3)	0.0%	(23)	(766.7)%
Other income (expense), net	542	0.4%	(1,094)	(0.7)%	1,636	149.5%
Loss before income taxes	(1,857)	(1.4)%	(11,896)	(7.8)%	10,039	84.4%
Benefit (provision) for income taxes	215	0.1%	(1,795)	(1.2)%	2,010	112.0%
Net loss	$(1,642)	(1.3)%	$(13,691)	(9.0)%	$12,049	88.0%

Consolidated net sales by customer location for the three months ended September 30, 2012 and 2011 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2012		2011
United States	$16.9	39.3%	$20.4		40.4%
Japan	6.4	14.9%	7.7		15.2%
Republic of Korea	6.0	14.0%	6.0		11.9%
Canada	3.6	8.4%	4.1		8.1%
Australia	3.5	8.1%	4.4		8.7%
South Africa(1)	2.0	4.6%	2.3		4.5%
Singapore	0.8	1.9%	1.4		2.8%
Czech Republic(2)	0.7	1.6%	—		—
New Zealand	0.5	1.2%	0.6		1.2%
Taiwan	0.5	1.2%	1.1		2.2%
United Kingdom(3)	0.5	1.2%	0.5	(4)	1.0%
Germany	0.4	0.9%	0.5		1.0%
Norway	0.3	0.7%	0.4		0.8%
The Netherlands	0.3	0.7%	0.3		0.6%
Mexico	0.2	0.5%	0.4		0.8%
Austria	0.1	0.2%	0.2		0.4%
Denmark	0.1	0.2%	0.1		0.2%
Finland(5)	0.1	0.2%	—		—
Sweden	0.1	0.2%	0.1		0.2%
Total	$43.0	100%	$50.5		100%
________________________
(1)	Includes sales for the Republic of Namibia, where the Company began operations in August 2011.
(2)	The Company began operations in the Czech Republic in June 2011; net sales for 2011 are included in net sales for the United Kingdom.
(3)
Includes sales for Estonia and the Republic of Ireland, where the Company began operations in June 2011. Their combined consolidated sales for the three months ended September 30, 2012 were less than $0.1 million and are included in net sales for the United Kingdom.

(4)	Includes sales for the Czech Republic, where the Company began operations in June 2011.
(5)	The Company began operations in Finland in June 2011.

Consolidated net sales by customer location for the nine months ended September 30, 2012 and 2011 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2012		2011
United States	$54.1	41.2%	$64.0		41.9%
Japan	20.0	15.3%	22.9		15.0%
Republic of Korea	16.9	12.9%	17.4		11.4%
Canada	11.3	8.6%	12.3		8.0%
Australia	10.9	8.3%	13.3		8.7%
South Africa(1)	5.9	4.5%	6.5		4.3%
Singapore	1.9	1.4%	2.8		1.8%
Taiwan	1.7	1.3%	3.4		2.2%
New Zealand	1.5	1.1%	1.9		1.2%
United Kingdom(2)	1.2	0.9%	1.4	(3)	0.9%
Germany	1.3	1.0%	1.5		1.0%
Norway	1.1	0.8%	1.4		0.9%
Czech Republic(4)	0.9	0.7%	—		—
The Netherlands	0.8	0.6%	0.9		0.6%
Mexico	0.6	0.5%	1.7		1.1%
Austria	0.3	0.2%	0.7		0.5%
Denmark	0.2	0.2%	0.3		0.2%
Finland(5)	0.2	0.2%	—		—
Sweden	0.2	0.2%	0.4		0.3%
Ireland	0.1	0.1%	—		—
Total	$131.1	100%	$152.8		100%
________________________
(1)	Includes sales for the Republic of Namibia, where the Company began operations in August 2011.
(2)
Includes sales for Estonia and the Republic of Ireland, where the Company began operations in June 2011. Their combined consolidated sales for the nine months ended September 30, 2012 were less than $0.1 million and are included in net sales for the United Kingdom.

(3)	Includes sales for the Czech Republic, where the Company began operations in June 2011.
(4)	The Company began operations in the Czech Republic in June 2011; net sales for 2011 are included in net sales for the United Kingdom.
(5)	The Company began operations in Finland in June 2011.

Net Sales

For the three and nine months ended September 30, 2012, our operations outside of the United States accounted for approximately 60.7% and 58.8%, respectively, of our consolidated net sales, whereas in the same period in 2011, our operations outside of the United States accounted for approximately 59.6% and 58.1%, respectively, of our consolidated net sales.

Consolidated net sales for the three months ended September 30, 2012 decreased by $7.5 million, or 14.8%, to $43.0 million as compared to the same period in 2011. United States sales decreased by $3.5 million, or 17.2%, to $16.9 million, while international sales decreased by $4.0 million, or 13.3%, to $26.1 million for the three months ended September 30, 2012 as compared to the same period in 2011.

Consolidated net sales for the nine months ended September 30, 2012 decreased by $21.6 million, or 14.2%, to $131.1 million as compared to the same period in 2011. United States sales decreased by $9.9 million, or 15.5%, to $54.1 million, while international sales decreased by $11.8 million, or 13.3%, to $77.0 million for the nine months ended September 30, 2012 as compared to the same period in 2011.

Fluctuation in foreign currency exchange rates for the three and nine months ended September 30, 2012, had an overall unfavorable impact of approximately $1.0 million and $1.8 million, respectively, on our net sales. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended September 30, 2011.

Net sales by country in transactional currency for the three and nine months ended September 30, 2012 and 2011 were as follows (in millions, except percentages):

		Three Months		Change
Country	Transactional Currency	2012	2011	Transactional currency	Percentage
Australia	AUD	3.5	4.1	(0.6)	(14.6)%
Austria, Germany, the Netherlands, the Czech Republic, Estonia, Finland, the Republic of Ireland	EUR	1.2	0.8	0.4	50.0%
Denmark	DKK	0.3	0.5	(0.2)	(40.0)%
Japan	JPY	501.5	597.2	(95.7)	(16.0)%
Mexico	MXN	2.9	5.5	(2.6)	(47.3)%
New Zealand	NZD	0.6	0.7	(0.1)	(14.3)%
Norway	NOK	1.8	2.4	(0.6)	(25.0)%
Republic of Korea	KRW	6,814.3	6,449.9	364.4	5.6%
Singapore	SGD	1.0	1.7	(0.7)	(41.2)%
South Africa	ZAR	16.6	15.9	0.7	4.4%
Sweden	SEK	0.6	0.7	(0.1)	(14.3)%
Taiwan	TWD	16.4	29.5	(13.1)	(44.4)%
United Kingdom	GBP	0.3	0.3	—	—

		Nine Months		Change
Country	Transactional Currency	2012	2011	Transactional currency	Percentage
Australia(1)	AUD	10.6	13.3	(2.7)	(20.3)%
Austria, Germany, the Netherlands, the Czech Republic, Estonia, Finland, the Republic of Ireland(2)	EUR	2.8	2.2	0.6	27.3%
Denmark	DKK	1.0	1.5	(0.5)	(33.3)%
Japan	JPY	1,585.8	1,843.2	(257.4)	(14.0)%
Mexico	MXN	7.8	20.7	(12.9)	(62.3)%
New Zealand	NZD	1.9	2.4	(0.5)	(20.8)%
Norway	NOK	6.0	7.2	(1.2)	(16.7)%
Republic of Korea	KRW	19,140.6	18,975.7	164.9	0.9%
Singapore(1)	SGD	2.4	2.8	(0.4)	(14.3	) %
South Africa	ZAR	47.2	45.5	1.7	3.7%
Sweden	SEK	1.6	2.3	(0.7)	(30.4)%
Taiwan	TWD	50.4	96.0	(45.6)	(47.5)%
United Kingdom	GBP	0.8	0.9	(0.1)	(11.1)%

______________________________________________________
(1)	In March 2011, we started transacting sales in Singapore dollars (SGD). Prior to March 2011, sales in Singapore were transacted in Australian dollars.
(2)	We began operations in the Czech Republic, Estonia, Finland and the Republic of Ireland in June 2011.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months		Change
	2012	2011	Dollar	Percentage
Consolidated product sales	$38.3	$43.0	$(4.7)	(10.9)%
Consolidated pack sales	3.0	5.5	(2.5)	(45.5)%
Consolidated other, including freight	1.7	2.0	(0.3)	(15.0)%
Total consolidated net sales	$43.0	$50.5	$(7.5)	(14.9)%

	Nine Months		Change
	2012	2011	Dollar	Percentage
Consolidated product sales	$117.1	$129.6	$(12.5)	(9.6)%
Consolidated pack sales	9.1	16.9	(7.8)	(46.2)%
Consolidated other, including freight	4.9	6.3	(1.4)	(22.2)%
Total consolidated net sales	$131.1	$152.8	$(21.7)	(14.2)%

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

Product sales for the three months ended September 30, 2012 decreased by $4.7 million, or 10.9%, as compared to the same period in 2011. The decrease in product sales was primarily due to the loss of existing associates, which resulted in a decline in the number of orders placed during the period. The average order value for the three months ended September 30, 2012 was $153 as compared to $159 for the same period in 2011. Approximately $1.6 million of the reduction in product sales resulted from the decrease in average order value.  Additionally, the decrease in products sales was also due to a decline in the number of orders processed during the three months ended September 30, 2012, which decreased by 6.7% as compared to the same period in 2011. This decrease was consistent with the decline in the number of continuing associates and members as described in detail below.

Product sales for the nine months ended September 30, 2012 decreased by $12.5 million, or 9.6%, as compared to the same period in 2011. The decrease in product sales was primarily due to the reduction in the number of new associates and the loss of existing associates, which resulted in a decline in the number of orders placed during the period. The average order value for the nine months ended September 30, 2012 was $155 as compared to $156 for the same period in 2011. The 0.4% reduction in average order value resulted in an approximately $0.5 million loss in revenue. The number of orders processed during the nine months ended September 30, 2012 decreased by 8.7% as compared to the same period in 2011. This decrease was consistent with the decline in the number of continuing associates and members as described in detail below.

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

The dollar amount of pack sales associated with new and continuing associates was as follows, for the three and nine months ended September 30 (in millions, except percentages):

	Three Months		Change
	2012	2011	Dollar	Percentage
New	$2.0	$4.0	$(2.0)	(50.0)%
Continuing	1.0	1.5	(0.5)	(33.3)%
Total	$3.0	$5.5	$(2.5)	(45.5)%

	Nine Months		Change
	2012	2011	Dollar	Percentage
New	$6.3	$11.8	$(5.5)	(46.6)%
Continuing	2.8	5.1	(2.3)	(45.1)%
Total	$9.1	$16.9	$(7.8)	(46.2)%

Total pack sales for the three months ended September 30, 2012 decreased by $2.5 million, or 45.5%, to $3.0 million, as compared to $5.5 million for the same period in 2011. Average pack value for the three months ended September 30, 2012 was $159 as compared to $254 for the same period in 2011. The total number of packs sold decreased by 2,700, or 12.4%, to 19,000, and the average pack value decreased by $95, or 37.4%, for the three months ended September 30, 2012, as compared to the same period in 2011. The decrease in the average pack value is due to a change in the sales mix of the type of packs purchased. Approximately $1.8 million of the reduction in pack sales resulted from the decrease in average pack value with the remaining decrease attributable to the decline in the number of packs sold during the period.

Total pack sales for the nine months ended September 30, 2012 decreased by $7.8 million, or 46.2%, to $9.1 million, as compared to $16.9 million for the same period in 2011. Average pack value for the nine months ended September 30, 2012 was $160 as compared to $249 for the same period in 2011. The total number of packs sold decreased by 10,400, or 15.3%, to 57,600, and the average pack value decreased by $89, or 35.7%, for the nine months ended September 30, 2012, as compared to the same period in 2011. The decrease in the average pack value is due to a change in the sales mix of the type of packs purchased. Approximately $5.1 million of the reduction in pack sales resulted from the decrease in average pack value with the remaining decrease attributable to the decline in the number of packs sold during the period.

The approximate number of new and continuing associates and members who purchased our packs or products during the years ended December 31, 2009, 2010, and 2011 and each of the trailing twelve month periods ended March 31, June 30, and September 30 of 2011 and 2012 were as follows:

			Twelve Months Ended

	December 31, 2011		December 31, 2010		December 31, 2009
New	77,000	33.6%	89,000	32.8%	145,000	36.7%
Continuing	152,000	66.4%	182,000	67.2%	250,000	63.3%
Total	229,000	100.0%	271,000	100.0%	395,000	100.0%

	September 30, 2011		June 30, 2011		March 31, 2011
New	82,000	34.3%	85,000	34.3%	87,000	33.9%
Continuing	157,000	65.7%	163,000	65.7%	170,000	66.1%
Total	239,000	100.0%	248,000	100.0%	257,000	100.0%

	September 30, 2012		June 30, 2012		March 31, 2012
New	95,000	40.8%	87,000	37.8%	80,000	35.2%
Continuing	138,000	59.2%	143,000	62.2%	147,000	64.8%
Total	233,000	100.0%	230,000	100.0%	227,000	100.0%

The tables above reflect a change in the tabulation of continuing members capable of placing an order. In prior reporting periods, continuing associates and members included all members capable of placing an order since 2007. The tables above reflect only those members placing orders within the last twelve months of each respective reporting period.

As indicated above, for the years ended December 31, 2009 and 2010, there was an overall decrease of 124,000, or 31.4%.  For the years ended December 31, 2010 and 2011, there was an overall decrease of 42,000, or 15.5%.

For the trailing twelve months periods ended March 31, 2011 and 2012, there was an overall decrease of 30,000, or 11.7%.  For the trailing twelve months periods ended June 30, 2011 and 2012, there was an overall decrease of 18,000, or 7.3%.  For the trailing twelve months periods ended September 30, 2011 and 2012, there was an overall decrease of 6,000, or 2.5%. As illustrated above, the overall declines were due to a reduction in the recruitment of new associates and members, as well as attrition of continuing associates and members.

Beginning in the second quarter of 2012, the recruitment of associates and members increased in comparison to both the first quarter 2012 and the second quarter 2011.  This was primarily due to the May 2012 introduction of the 4Free discount program in North America.  This trend has continued in the third quarter of 2012 where the recruitment of associates and members exceeded the level attained in both the second quarter 2012 and the third quarter 2011.

    During 2011 and 2012, we took the following actions to recruit and retain associates and members:

•	announced pre-registration in new international markets;

•	launched marketing and educational campaigns, including the 4Free discount program;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition; and

•	implemented changes to our global associate career and compensation plan.

Other Sales

Other sales consisted of: (i) sales of promotional materials; (ii) training and event registration fees; (iii) monthly fees collected for our Success Tracker tool, a customized electronic business-building and educational materials database for our associates that helps stimulate product sales and provide business management; (iv) monthly fees collected for Navig8, a comprehensive global business system that provides tools and resources to help associates build their businesses; (v) freight revenue charged to our associates and members; and (vi) a reserve for estimated sales refunds and returns.

For the three months ended September 30, 2012, other sales decreased by $0.3 million, or 15.0%, to $1.7 million, as compared to $2.0 million for the same period in 2011.  Other sales for the nine months ended September 30, 2012 decreased by $1.4 million, or 22.2%, to $4.9 million, as compared to $6.3 million for the same period in 2011. The decrease was primarily due to a decrease in freight fees resulting from the reduction in the number of product and pack shipments.

Gross Profit

For the three months ended September 30, 2012, gross profit decreased by $3.4 million, or 16.3%, to $17.6 million, as compared to $21.0 million for the same period in 2011. For the three months ended September 30, 2012, gross profit as a percentage of net sales decreased to 41.0%, as compared to 41.7% for the same period in 2011.  The decrease in gross profit as a percentage of net sales is primarily due to an increase in the cost of inventory as compared to the same period in 2011.

For the nine months ended September 30, 2012, gross profit decreased by $9.1 million, or 14.3%, to $54.8 million, as compared to $64.0 million for the same period in 2011. For the nine months ended September 30, 2012, gross profit as a percentage of net sales decreased slightly to 41.8%, as compared to 41.9% for the same period in 2011.  The decrease in gross profit as a percentage of net sales is primarily due to an increase in the cost of inventory as compared to the same period in 2011.

Cost of sales during the three months ended September 30, 2012 decreased by 8.8%, or $0.7 million, to $6.8 million, as compared to $7.4 million for the same period in 2011. The reduction in cost of sales was primarily due to the decline in sales for the quarter. Cost of sales as a percentage of net sales for the three months ended September 30, 2012 was 15.7%, as compared to 14.7% for the same period in 2011. The increase in cost of sales as a percentage of net sales was primarily due to an increase in the cost of inventory offset by a reduction in the in-bound freight expense as compared to the same period in 2011.

Cost of sales during the nine months ended September 30, 2012 decreased by 9.6%, or $2.1 million, to $20.0 million, as compared to $22.2 million for the same period in 2011. The reduction in cost of sales was primarily due to the decline in sales for the year and a reduction in inventory adjustments related to obsolete inventory. Cost of sales as a percentage of net sales for the nine months ended September 30, 2012 was 15.3%, as compared to 14.5% for the same period in 2011. The increase in cost of sales as a percentage of net sales was primarily due to an increase in the cost of inventory offset by a reduction in inventory obsolescence as compared to the same period in 2011.

Commission costs for the three months ended September 30, 2012 decreased by 16.2%, or $3.4 million, to $17.9 million, as compared to $21.3 million for the same period in 2011.  The decrease in commissions was primarily due to the decrease in commissionable net sales.  For the three months ended September 30, 2012, commissions as a percentage of net sales decreased to 41.5% from 42.2% for the same period in 2011 primarily resulting from the decline in pack sales that earn a higher rate of commission.

Commission costs for the nine months ended September 30, 2012 decreased by 15.7%, or $10.0 million, to $53.7 million, as compared to $63.7 million for the same period in 2011.  The decrease in commissions was due to the decrease in commissionable net sales.  For the nine months ended September 30, 2012, commissions as a percentage of net sales decreased to 41.0% from 41.7% for the same period in 2011, primarily resulting from the decline in pack sales (noted above), that earn a higher rate of commission.

Incentive costs for the three months ended September 30, 2012 increased by 9.9%, or $0.1 million, to $0.8 million, as compared to $0.7 million for the same period in 2011. The costs of incentives as a percentage of net sales increased to 1.8%, as compared to 1.4% for the same period in 2011.

Incentive costs for the nine months ended September 30, 2012 decreased by 9.4%, or $0.3 million, to $2.6 million, as compared to $2.9 million for the same period in 2011. For the nine months ended September 30, 2012, costs of incentives as a percentage of net sales were relatively flat at 2.0% as compared to 1.9% for the same period in 2011.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, outbound shipping and freight, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended September 30, 2012, selling and administrative expenses decreased by $1.9 million, or 15.0%, to $10.5 million, as compared to $12.4 million for the same period in 2011. The decrease in selling and administrative expenses primarily consisted of decreases of $1.7 million in compensation and benefits, $0.3 million in temporary and contract labor expenses and $0.1 million in marketing-related expenses. The decreases were partially offset by a $0.2 million increase in warehouse expense owing to the new arrangement with Integrated Distribution and Logistics Direct, LLC (doing business as SPExpress) whereby Mannatech began outsourcing its United States warehousing and distribution functions to SPExpress beginning in July 2012. Selling and administrative expenses, as a percentage of net sales, for the three months ended September 30, 2012 remained relatively flat at 24.4% from 24.5% for the same period in 2011.

For the nine months ended September 30, 2012, selling and administrative expenses decreased by $9.4 million, or 21.8%, to $33.8 million, as compared to $43.2 million for the same period in 2011. The decrease in selling and administrative expenses primarily consisted decreases of $6.8 million in compensation and benefits, $1.2 million in temporary and contract labor expenses, $0.8 million in marketing-related expenses, and $0.6 million in freight expense. Selling and administrative expenses, as a percentage of net sales, for the nine months ended September 30, 2012 decreased to 25.8% from 28.3% for the same period in 2011.

Other Operating Costs

Other operating costs include travel, accounting, legal and consulting fees, royalties, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with changes in our net sales.

For the three months ended September 30, 2012, other operating costs decreased by $2.3 million, or 30.1%, to $5.3 million, as compared to $7.6 million for the same period in 2011. For the three months ended September 30, 2012, other operating costs as a percentage of net sales decreased to 12.4% from 15.1% for the same period in 2011. The decrease in other operating costs was primarily due to a reduction in transactional sales tax expense accruals of $0.8 million relating to the expiration of certain statutes of limitations, office expenses of $0.6 million, repairs and maintenance costs of $0.2 million, legal fees of $0.2 million, travel expenses of $0.3 million, and credit card fees of $0.2 million.

For the nine months ended September 30, 2012, other operating costs decreased by $4.1 million, or 17.5%, to $19.3 million, as compared to $23.4 million for the same period in 2011. For the nine months ended September 30, 2012, other operating costs as a percentage of net sales decreased to 14.7% from 15.3% for the same period in 2011. The decrease in other operating costs was primarily due to a reduction in transactional sales tax expense accruals of $0.8 million relating to the expiration of certain statute of limitations, office expenses of $1.5 million, credit card fees of $0.7 million, travel related costs of $0.5 million, legal, accounting and consulting fees of $0.3 million, and repairs and maintenance costs of $0.3 million.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2012 decreased by 73.4%, or $1.9 million, to $0.7 million, as compared to $2.6 million for the same period in 2011. As a percentage of net sales, depreciation and amortization expense was 1.6% as compared to 5.2% for the same period in 2011.

Depreciation and amortization expense for the nine months ended September 30, 2012 decreased by 49.8%, or $4.0 million, to $4.1 million, as compared to $8.1 million for the same period in 2011. As a percentage of net sales, depreciation and amortization expense was 3.1% as compared to 5.3% for the same period in 2011.

For each of the three and nine months ended September 30, 2012, the decrease in depreciation expense was due to the Company’s Enterprise Resource Planning software system becoming fully depreciated at the end of the first quarter of 2012.

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

Other income (expense), net for the three months ended September 30, 2012 was $0.5 million, as compared to other expense, net of ($1.6) million during the same period in 2011.

Other income (expense), net for the nine months ended September 30, 2012 was $0.5 million, as compared to other expense, net of ($1.1) million for the same period in 2011.

(Provision) Benefit for Income Taxes

 (Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows for the three and nine months ended September 30:

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

We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes, to account for income taxes. The provisions of the Income Tax Topic require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance in each tax jurisdiction. As of September 30, 2012 and December 31, 2011, we maintained the following valuation allowances for deferred tax assets totaling $9.8 million and $9.5 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met:

Country	September 30, 2012	December 31, 2011
	(in millions)
Mexico	$2.3	$1.9
Norway	0.2	0.2
Sweden	0.2	0.1
Switzerland	0.9	0.8
Taiwan	1.2	1.1
United States	5.0	5.4
Total	$9.8	$9.5

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three and nine months ended September 30, 2012, our effective tax rate was a benefit of 42.8% and 11.6%, respectively, as compared to a provision of 16.9% and 15.1% for the same period in 2011, respectively. For the three months ended September 30, 2012 and 2011, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate with adjustments for valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2012, our cash and cash equivalents decreased by 29.2%, or $5.0 million, to $12.8 million from $18.1 million as of December 31, 2011.  The majority of the decrease in cash and cash equivalents was primarily due to the $2.8 million associated with the settlement of litigation in the first quarter of 2012 and $1.1 million of cash used to purchase inventory. The restricted cash balance was increased during the period ending September 30, 2012 by $0.3 million with funds from the cash and cash equivalents balances. Finally, fluctuations in currency rates produced a decline of $0.8 million in cash and cash equivalents.  The remaining change in cash and cash equivalents was related to recurring operating sources and uses of cash and cash equivalents.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, international expansion, and to pay quarterly cash dividends. In August 2009, the quarterly cash dividend was suspended and remained suspended as of September 30, 2012. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2012, our working capital increased by $0.4 million, or 3.7%, to $12.3 million from $11.9 million at December 31, 2011. The increase in working capital primarily related to a decrease in accrued expenses associated with the settlement of litigation in the first quarter of 2012 and a drop in commissions payable due to the decline in sales.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30 (in millions):

Used in:	2012	2011
Operating activities	$(3.1)	$(0.3)
Investing activities	$(0.5)	$(0.4)
Financing activities	$(0.8)	$(1.1)

Operating Activities

Cash used in operating activities was $3.1 million for the nine months ended September 30, 2012 compared to cash used in operating activities of $0.3 million for the same period in 2011.  The cash used for the period primarily relates to the one-time payment of $2.6 million made to Marinova Pty. Limited pursuant to the settlement agreement reached during the first quarter of 2012 and $1.1 million of cash used to purchase inventory.

We will continue to aggressively identify opportunities and reduce operational expenses. We expect that our net operating cash flows for the remainder of the year will be sufficient to fund our current operations. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. Certain events, such as the uncertainty of the worldwide economic environment or the realization of other risk factors, could impact our available cash or our ability to generate cash flows from operations.

Investing Activities

For the nine months ended September 30, 2012, our net investing activities used cash of $0.5 million compared to cash used of $0.4 million for the same period of 2011. We used cash of $0.3 million to purchase capital assets as compared to purchasing $0.6 million in capital assets for the same period in 2011. In 2012, we had an increase in restricted cash of $0.3 million as compared to a $0.1 million decrease for the same period in 2011.

Financing Activities

For the nine months ended September 30, 2012 and 2011, we used cash of $0.8 million and $1.1 million, respectively, for repayment of capital lease obligations.

General Liquidity and Cash Flows

Short Term Liquidity

We believe our existing liquidity and anticipated return to positive cash flows from operations are adequate to fund our normal expected future business operations and possible international expansion costs for the next 12 months. As the Company’s primary source of liquidity is the cash flow from operations, this determination is dependent on the Company reversing the revenue trend and/or continuing to reduce operational expenses. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

We entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership on September 16, 2010. The Investor committed to purchase, subject to certain restrictions and conditions, up to $10 million of our common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement, which was October 28, 2010. We may draw funds from the Equity Line by selling shares of common stock to the Investor from time to time. We will not receive any proceeds from the resale of these shares of common stock offered by the Investor. We will, however, receive proceeds from the sale of shares to the Investor pursuant to the Equity Line. The proceeds will be used for general working capital needs and for other general corporate purposes. Please see Note 6 (Shareholders’ Equity) to our consolidated financial statements for more information on the Equity Line. As of September 30, 2012, no shares of common stock have been issued pursuant to the Investment Agreement.

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

Long Term Liquidity

We believe our anticipated return to positive cash flows from operations should be adequate to fund our normal expected future business operations and possible international expansion costs for the long term.  As the Company’s primary source of liquidity is from the cash flow from operations, this determination is dependent on the Company reversing the revenue trend and/or continuing to reduce operational expenses.  However, if our existing capital resources or cash flows become insufficient to meet anticipated business plans and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

Our future access to the capital markets may be adversely impacted if we fail to maintain compliance with the Nasdaq Marketplace Rules for the continued listing of our stock. The Company continuously monitors its compliance with the Nasdaq continued listing rules.

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of September 30, 2012, for the years ending December 31 (in thousands):

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
Capital lease obligations	$290	$599	$539	$339	$130	$12	$1,909
Purchase obligations	2,961	1,811	1,830	1,200	—	—	7,802
Operating leases(1)	760	1,957	1,088	1,003	807	955	6,570
Post-employment royalty	128	492	492	246	—	—	1,358
Employment agreements	546	739	—	—	—	—	1,285
Total commitments and obligations	$4,685	$5,598	$3,949	$2,788	$937	$967	$18,924
______________________________________________________
(1)
Does not include all purchase commitments, since many such agreements do not obligate the Company to take the product or service.  For purposes of the table, a purchase obligation is defined as “an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.”

(2)	Excludes approximately $7.1 million of finished product purchase orders that may be cancelled or delivery dates changed as of September 30, 2012.
(3)	Excludes estimated lease restoration costs in the amount of $0.4 million as of September 30, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2012:

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2012, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at September 30, 2012
Computer software	3 to 5 years	$0.3	million
Computer hardware	3 to 5 years	1.6	million
Leasehold improvements	2 to 10 years(1)	2.2	million
Office furniture and equipment	5 to 7 years	1.2	million
Automobiles	3 to 5 years	0.1	million
Total net carrying value at September 30, 2012		$5.4	million
_____________________
(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the nine months ended September 30, 2012.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of September 30, 2012, we recorded $1.5 million in other long-term liabilities and $1.6 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. The decrease of the other long-term liabilities in the three and nine months ended September 30, 2012 is due to the unrecognized tax benefit being offset against the deferred tax assets. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority.   Additionally, we may be requested to extend the statute of limitations for tax years under audit.  The majority of our current tax liability related to uncertain tax positions is associated with an ongoing IRS audit.  It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change.  We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

Our 2005-2009 tax years remain subject to examination by the IRS for United States federal tax purposes. On May 26, 2011 the IRS issued a RAR detailing proposed adjustments for the tax years under examination. The net tax deficiency associated with the RAR is $8.5 million plus penalties of $1.5 million. On July 8, 2011, we filed a protest letter challenging the proposed adjustments contained in the RAR and are pursuing resolution of these items with the Appeals Division of the IRS.  On July 26, 2012, the Company participated in a hearing with the Appeals Division of the IRS, and the Company believes the net tax deficiency should approximate amounts recorded as uncertain income tax positions. There are other ongoing audits in various international jurisdictions that are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2012, we maintained a valuation allowance for deferred tax assets arising from our operations of $9.8 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of September 30, 2012, we had deferred tax assets, after valuation allowance, totaling $3.4 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenue from sales of individual products, sales of starter and renewal packs, and shipping fees. Substantially all product and pack sales are made to associates at published wholesale prices and to members at discounted published retail prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. We recognize corporate-sponsored event revenue when the event is held. We defer certain components of our revenue, which primarily consists of: (i) revenue received from sales of packs and products shipped but not received by the customers at period end; and (ii) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. At September 30, 2012, total deferred revenue was $2.2 million. Significant changes in our shipping methods could result in additional revenue deferrals.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the nine months ended September 30, 2012, our assumptions and estimates used for the calculated fair value of stock options granted in 2012 were as follows:

	January 2012 Grant	May 2012 Grant
Estimated fair value per share of options granted:	$ 2.64	$ 3.21
Assumptions:
Annualized dividend yield	0.00%	0.00%
Risk-free rate of return	0.75%	0.62%
Common stock price volatility	78.4%	81.6%
Expected average life of stock options (in years)	4.5	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of September 30, 2012, using our current assumptions and estimates, we anticipate recognizing $0.1 million in gross compensation expense through 2014 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but has historically ranged between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of September 30, 2012, we had 140,008 shares available for grant in the future.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway,  Sweden, Mexico, the Czech Republic, Estonia, Finland, and the Republic of Ireland. The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2012 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.96830	1.08090	1.03508	1.03810
Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland (Euro)	1.21000	1.34590	1.28239	1.28600
Canada (Dollar)	0.96030	1.03360	0.99776	1.01690
Czech Republic (Koruna)	0.04738	0.05430	0.05109	0.05123
Denmark (Krone)	0.16270	0.18090	0.17241	0.17250
Japan (Yen)	0.01194	0.01313	0.01261	0.01284
Mexico (Peso)	0.06942	0.07937	0.07574	0.07775
New Zealand (Dollar)	0.75070	0.84170	0.80607	0.83090
Norway (Krone)	0.16320	0.18000	0.17071	0.17470
Republic of Korea (Won)	0.00084	0.00091	0.00088	0.00090
Singapore (Dollar)	0.77070	0.81970	0.79486	0.81480
South Africa (Rand)	0.11680	0.13400	0.12468	0.12040
Sweden (Krona)	0.13750	0.15310	0.14691	0.15240
Switzerland (Franc)	1.00750	1.11670	1.06479	1.06430
Taiwan (Dollar)	0.03319	0.03463	0.03375	0.03428
United Kingdom (British Pound)	1.53120	1.62690	1.57813	1.61690

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANNATECH, INCORPORATED
Dated: November 7, 2012	By:	/s/ Robert A. Sinnott
Robert A. Sinnott Chief Executive Officer and Chief Science Officer (principal executive officer)

Dated: November 7, 2012	By:	/s/ S. Mark Nicholls
S. Mark Nicholls Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.4	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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