Form 10-K
period 2012-12-31
MANNATECH INC
filed 2013-03-28
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________

Commission File No. 000-24657
MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2508900
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 S. Royal Lane, Suite 200, Coppell, Texas	75019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (972) 471-7400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

At June 30, 2012, the aggregate market value of the common stock held by non-affiliates of the Registrant was $11,876,206 based on the closing sale price of $6.99, as reported on the NASDAQ Global Select Market.

The number of shares of the Registrant’s common stock outstanding as of March 22, 2013 was 2,647,735 shares.

Documents Incorporated by Reference

Mannatech, Incorporated incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2013 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

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

PART I
Item 1. Business

Overview

Mannatech is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore and Taiwan). In November 2012, the Company commenced the shipment of its products to the Ukraine and in December 2012, the Company commenced the shipment of its products to Hong Kong. The Company is currently pursuing the prospect of launching formal operations in the Hong Kong and the Ukraine markets in 2013. We conduct our business as a single operating segment and primarily sell our products and packs through a network of independent associates and members. As of December 31, 2012, we had approximately 229,000 active independent associates and members who had purchased our products and packs within the last 12 months.

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

Our common stock is currently traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MTEX”. Information for each of our two most recent fiscal years, with respect to our net sales, results of operations, and identifiable assets is set forth in the Consolidated Financial Statements of this report.

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

Business Segment, Products and Product Development

Business Segment. We conduct our business as a single operating segment – primarily through sales of nutritional supplements, topical and skin care products, and weight management products through network marketing distribution channels in twenty-two countries. For more information with respect to the financial results and conditions of our business segment, including financial information about geographic areas, see Note 16 to our consolidated financial statements.

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

The history of our proprietary ingredients and products is as follows:

•	In 1994, we developed and began selling our first products containing Manapol® powder, an ingredient formulated to support cell-to-cell communication.

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

•	In 2004, we introduced our proprietary blend of antioxidant nutrients, MTech AO Blend® ingredient, which is used in our proprietary antioxidant Ambrotose AO® product.

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

•
In 2012, we launched our NutriVerus™ powder, a single product that features all of our core scientific technologies at a very affordable price. This unique, ground-breaking product combines our core glyconutrient technologies with vitamins, minerals, antioxidants and stabilized rice bran, all based on Real Food Technology solutions. This product was introduced in all our markets during 2012 except in South Africa where it is expected to be introduced in Spring 2013.

Mannatech offers products based on Real Food Technology solutions, an approach that offers standardized amounts of nutrients sourced from real foods and plants.We focus on producing products that are from all-natural sources, with no synthetic or chemically derived additives. There are three major categories of our products:

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
Health
Ambrotose® complex, Ambrotose AO®, Advanced Ambrotose®, PhytoMatrix®, Glyco-Bears®, MannaBears™, Catalyst™, PLUS™, Manna-C™, CardioBALANCE®, ImmunoSTART®, BounceBack®, MannaCLEANSE™, PhytAloe®, GI-Pro®, GI-Zyme®, Omega-3 with Vitamin D3, PhytoBurst™ Nutritional Chews, NutriVerus™, Optimal Support Packets, and GI Pro Balance™ Slimstick.

Weight and Fitness	OsoLean™, Accelerator3™, FiberSlim®, GlycoSlim®, AmbroStart®, SPORT™, and EM·PACT®.
Skin Care	Emprizone®, FIRM with Ambrotose®, LIFT™ Exfoliating Facial Cleanser, LIFT™ Multiphase Serum, LIFT™ Day Moisturizer, LIFT™ Night Repair Crème, and LIFT™ Body Lotion.

A significant portion of our revenue is derived from our core Ambrotose® complex products which include the Ambrotose® products and Advanced Ambrotose® products. Revenue from the core Ambrotose® products were as follows for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	2012		2011
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$66,280	38.2%	$66,893	33.3%
Ambrotose®	12,143	7.0%	15,513	7.7%
Total	$78,423	45.2%	$82,406	41.0%

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

Direct Selling/Network Marketing Channel

Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. Direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2011 approximately 92 million global direct sellers collectively generated annual retail sales of $153.7 billion.

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

2.
Research and Development Efforts. We are steadfast in our commitment to quality-driven research and development. We use systematic processes for the research and development of our unique proprietary product formulas, as well as the identification of quality suppliers and manufacturers. Our research and quality assurance programs are outlined on our corporate websites www.mannatechscience.org, www.mannatech.com, and www.allaboutmannatech.com.

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

Research and development costs related to new product development, enhancement of existing products, clinical studies and trials, FDA compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $1.9 million and $3.0 million for the years ended December 31, 2012 and 2011, respectively.

3.
Quality Assurance Program. Mannatech uses only qualified manufacturing contractors to produce, test, and package our finished products. These contractors must be compliant and current with required certifications and they must strictly adhere to our own quality standards for all markets.  Certifications and guidelines that our contract manufacturers are required to carry and/or follow include:

•	the FDA’s current Good Manufacturing Practices for manufacturing, packaging, labeling, and holding of dietary supplements;

•	the FDA’s Good Manufacturing Practices for human food;

•	the requirements of the Natural Health Products Directorate of Canada;

•	the Korean Food and Drug Administration;

•	certification by the Therapeutic Goods Administration of Australia, when necessary;

•	the European Union’s Food Supplement Directive and Nutrition and Health Claims Regulations, as well as individual member state legislation;

•	the Taiwan Food and Drug Administration;

•	the Japan Ministry of Health Labor and Welfare;

•	the Singapore Health Sciences Authority; and

•	the South African Department of Health and Medicines Control Council.

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

•
providing comprehensive corporate websites (www.mannatech.com, www.allaboutmannatech.com, www.mannatechscience.org and www.mannathink.com), that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools;

•	offering free personalized websites for our independent associates;

•
maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and downline organization reporting for our independent associates at minimal costs;

•	offering, in the United States and Canada, an effective compilation of online marketing and training tools, including MannaPages webnotes and our Navig8 Global Business System;

•	offering updated training/orientation and compliance programs for our independent associates;

•	providing strategically based distribution fulfillment centers to ensure products are shipped on time and at minimal cost;

•	inviting customer input on innovative product ideas, which is gathered and tabulated on www.mannathink.com; and

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

7.
Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. Our Board of Directors is composed of six directors, including four independent directors. We believe our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

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

Intellectual Property

Trademarks. We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2012, we had 37 registered trademarks in the United States and two trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2012, we had 528 registered trademarks in 31 countries and 46 trademark applications pending in foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.

Patents. The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2012, we had 53 patents for technology related to our Ambrotose® formulation, six of which are in the United States and the remainder of which are in 31 foreign jurisdictions.  Overall, as of December 31, 2012, 85 patents have been issued to Mannatech worldwide for the technology relating to our Ambrotose®, Ambrotose AO®, GI-ProBalance™, and PhytoMatrix® product formulations, as well as in the field of biomarker assays.  Currently, we have 54 patent applications pending in various jurisdictions relating to the technology supporting the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.

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

Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of new innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 229,000 active independent associates and members purchasing our products and packs during each of the 12 months ended December 31, 2012 and 2011, respectively.

Currently, we offer a 10% discount to independent associates and members who enroll in our automatic monthly order program to promote operating efficiencies, through which our independent associates can receive a standing order every four weeks and our members can receive a standing order once a month. Automatic monthly orders, on average, account for approximately 64% of our total orders placed during a calendar month.

Independent Associate Development. Network marketing consists of enrolling individuals who build a network of independent associates, members, and retail customers who purchase products. We support our independent associates by providing an array of support services that can be tailored to meet individual needs, including:

•	offering educational meetings and corporate-sponsored events that emphasize business-building and compliance related information;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;

•	providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;

•	maintaining an efficient decentralized ordering and distribution system;

•	providing highly personalized and responsive order processing and customer service support accessible by multiple communication channels including telephone, Internet, or e-mail;

•	offering 24-hour, seven days a week access to information and ordering through the Internet;

•	offering Success TrackerTM, a customized business-building genealogy system, which contains graphs, maps, alerts, reports, and web video conferencing for our independent associates;

•	offering, in the United States and Canada, a compilation of online marketing and training tools, including MannaPages webnotes and our Navig8 Global Business System; and

•	providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment.

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

Based upon our knowledge of industry-related network marketing compensation plans, we believe our global associate career and compensation plan remains strong in the industry and is currently among the most financially rewarding plans offered. Together, our commissions and incentives range approximately from 41% to 43% of our consolidated net sales.

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

To help manage our associates, our legal/compliance department periodically monitors independent associates’ websites for content. In addition, associates may use our anonymous compliance reporting system to report non-compliant websites to the compliance department, which then further investigates such websites. In an effort to decrease the number of independent websites owned by our independent associates and to preserve and protect our trademarks, we offer standardized personal web pages to our associates that help them with their sales efforts and provides consistent, standardized information, and education. We also offer our independent associates and members a free standardized website through our Navig8 Global Business System service.

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

International Regulations. We are also subject to extensive regulations in each country in which we operate. Currently we sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore and Taiwan).  In November 2012, the Company commenced the shipment of its products to the Ukraine and in December 2012, the Company commenced the shipment of its products to Hong Kong. Some of the country-specific regulations include the following:

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

•	customs regulations in the Ukraine and Hong Kong governing the importation of our products for personal use.

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

In Austria, the Austrian Trade Law of 1994 (Novelle 2002) prohibits the offer of direct sale to an individual consumer of food supplement and cosmetic products. The provision, however, has generally not been enforced in recent years and sales made via the Internet or mail order or made to a non-consumer distributor do not fall under this prohibition. The Austrian Trade Law is predominantly administered through the National Ministry of Economy and Labor. Our business operations within Austria are conducted from beyond the borders of Austria, which is the common practice in our industry. Our distributors qualify as “traders” for purposes of Austrian state and municipal laws. Traders are regulated by the local chambers of commerce and must obtain licenses from the respective chambers of commerce. Regulation of food supplements and cosmetics is generally harmonized throughout the EU and must conform to EU standards. Austrian-specific food regulations include the Food Safety and Consumer Protection Law (2006), supporting ordinances to this law, the Food Supplement Law, and the Austrian Food Codex, which is primarily administered by the National Ministry of Health, Office for Health and Food Security, and the Local Health Authority.

In Sweden various provisions of the Consumer Sales Act (1990), the Marketing Practices Act (2008), the Distance and Doorstep Sales Act (2005), the Product Liability Act (1992), the Product Safety Act (2004), and the Companies Act (2005) all serve to govern our multi-level marketing and business activities. The Food Act (2006) provides regulations and guidelines for the sale of food and food supplements. We are subject to the authority of the Swedish Consumer Office, the Swedish Companies Registration Office, the Swedish Tax Office, Swedish Customs, Medical Products Agency, and the National Food Administration. As in all EU countries various EU regulations and guidelines apply.

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

We continuously research and monitor the laws governing the conduct of our independent associates, our operations, our global associate career and compensation plan, and our products and sales aids within each of the countries in which we sell our products. We provide education for our independent associates regarding acceptable business conduct in each market through our policies and procedures, seminars, and other training materials and programs. However, we cannot guarantee that our independent associates will always abide by our policies and procedures and/or act in a professional and consistent manner.

Competition

Other Nutritional Supplement Companies. The nutritional supplement industry is steadily gaining momentum and is intensely competitive. Our current direct competitors selling similar nutritional products include:

•	GNC Holdings, Inc.;

•	Herbalife Ltd.;

•	Nature’s Sunshine Products, Inc.;

•	NOW Foods;

•	Nu Skin Enterprises, Inc.;

•	Reliv’ International, Inc;

•	Solgar Vitamin and Herb Company, Inc.;

•	Swanson Health Products;

•	Usana Health Sciences, Inc.; and

•	Vitamin Shoppe Industries, Inc.

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

We compete with other direct selling and network marketing companies for new independent associates and for retention of continuing independent associates. Some of our competitors have longer operating histories, are better known, or have greater financial resources. These companies include:

•	Amway Corporation;

•	Forever Living Products, Inc.;

•	Herbalife International, Inc.;

•	Mary Kay, Inc.;

•	Nature’s Sunshine Products, Inc.;

•	Nu Skin Enterprises, Inc.;

•	Reliv’ International, Inc.;

•	Shaklee Worldwide;

•	Usana Health Sciences, Inc.;

The availability of independent associates decreases when other network marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our unique patented, proprietary blend of high-quality products;

•	our 19-year track record in the business of selling nutritional products;

•	our model which does not require our independent associates to carry inventory or accounts receivable;

•	our unique and financially rewarding global associate career and compensation plan;

•	our innovative marketing and educational tools; and

•	our easy and convenient delivery system.

Employees

At December 31, 2012 and 2011, we employed 310 and 387 people, respectively, as set forth below:

	2012	2011
North America	182	248
Asia/Pacific	92	104
EMEA	36	35
Total	310	387

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

As of December 31, 2012, we had approximately 229,000 active independent associates and members who purchased our products within the last 12 months, of which 147 occupied the highest associate level under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

3.
Changes to our associate compensation arrangements could be viewed negatively by some independent associates, could cause failure to achieve desired long-term results and have a negative impact on revenue.

Our associate compensation plan includes components that differ from market to market.  We modify components of our compensation plan from time to time in an attempt to remain competitive and attractive to existing and potential independent associates including such modifications:

•	to address changing market dynamics;
•	to provide incentives to independent associates that are intended to help grow our business;
•	to conform to local regulations; and
•	to address other business needs.

Because of the size of our associate force and the complexity of our compensation plans, it is difficult to predict how independent associates will view such changes and whether such changes will achieve their desired results.

4.	An increase in the amount of commissions and incentives paid to independent associates and members reduces our profitability.

The payment of commissions and incentives, including bonuses and prizes, is our most significant expense. Together, our commissions and incentives range approximately from 41% to 43% of our consolidated net sales. We closely monitor the amount of commissions and incentives as a percentage of net sales, and may periodically adjust our compensation plan to better manage these costs. There can be no assurance that changes to the compensation plan will be successful in achieving target levels of commissions and incentives as a percentage of net sales and preventing these costs from having a significant adverse effect on our earnings. Furthermore, such changes may make it difficult to attract and retain independent associates or cause us to lose some of our existing independent associates.

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

6.
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

7.
Independent associates could fail to comply with our associate policies and procedures or make improper product, compensation, marketing or advertising claims that violate laws or regulations, which could result in claims against us that could harm our financial condition and operating results.

We sell our products worldwide to a sales force of independent associates. The independent associates are independent contractors and, accordingly, we are not in a position to provide the same direction, motivation, and oversight as we would if associates were our own employees.  As a result, there can be no assurance that our associates will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our associate policies and procedures.  All independent associates sign a written contract and agree to adhere to our policies and procedures, which prohibit associates from making false, misleading or other improper claims regarding products or income potential from the distribution of the products. However, independent associates may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program.  There is a possibility that some jurisdictions could seek to hold us responsible for independent associate activities that violate applicable laws or regulations, which could result in government or third party actions or fines against us, which could harm our financial condition and operating results.

8.	We may be held responsible for certain taxes or assessments relating to the activities of our independent associates, which could harm our financial condition and operating results.

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

9.	Challenges by private parties to the form of our network marketing system could harm our business.

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

10.	If our network marketing activities do not comply with government regulations, our business could suffer.

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

In addition, in the past and because of the industry in which we operate, we have experienced inquiries regarding specific independent associates.

11.	If we violate governmental regulations or fail to obtain necessary regulatory approvals, our operations could be adversely affected.

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

12.
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

13.	If we are unable to protect the proprietary rights of our products, our business could suffer.

Our success and competitive position largely depends on our ability to protect the following proprietary rights:

•	our Ambrotose® complex, a glyconutritional dietary supplement ingredient consisting of a blend of monosaccharides, or sugar molecules, used in the majority of our products;

•	the MTech AO Blend®, our proprietary, patent-pending antioxidant used in the Ambrotose AO® complex; and

•	a compound used in our reformulated Advanced Ambrotose® complex that allows for a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe.

We have filed patent applications for the technology relating to Ambrotose®, Ambrotose AO®, Phytomatrix®, GI-ProBalance™ and FiberSlim® in the United States and certain foreign countries. As of December 31, 2012, we had received 53 patents for the technology relating to Ambrotose® complex, six of which were issued in the United States and the remainder of which were issued in 31 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our  products may not issue or that the patent protection  granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

14.	Our inability to develop and introduce new products that gain independent associate, member, and market acceptance could harm our business.

A critical component of our business is our ability to develop new products that create enthusiasm among our independent associates and members. If we are unable to introduce new products, our independent associate productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products, and the difficulties in anticipating changes in consumer tastes and buying preferences.

15.
Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our relationship with independent associates and members, our product sales, as well as our financial condition and operating results.

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

16.	If our outside suppliers and manufacturers fail to supply products in sufficient quantities and in a timely fashion, our business could suffer.

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

17.	The loss of suppliers or shortages of raw materials could have an adverse effect on our business, financial condition, or results of operations.

We depend on outside suppliers for raw materials.  Our contract manufacturers acquire all of the raw materials for manufacturing our products from third-party suppliers.  In the event we were to lose any significant suppliers and have trouble in finding or transitioning to alternative suppliers, it could result in product shortages or product back orders, which could harm our business.  There can be no assurance that suppliers will be able to provide our contract manufacturers the raw materials in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay.  We are also subject to delays caused by any interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events.

18.	If we are exposed to product liability claims, we may be liable for damages and expenses, which could affect our overall financial condition.

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

19.	Concentration Risk

A significant portion of our revenue is derived from our core Ambrotose® complex products, which include the Ambrotose® products and Advanced Ambrotose® products. A decline in sales value of such legacy products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from the core Ambrotose® products were as follows for the years ended December 31, 2012, and 2011  (in thousands, except percentages):

	2012		2011
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$66,280	38.2%	$66,893	33.3%
Ambrotose®	12,143	7.0%	15,513	7.7%
Total	$78,423	45.2%	$82,406	41.0%

Our business is not currently exposed to customer concentration risk given that no independent associate has ever accounted for more than 10% of our consolidated net sales.

20.
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

21.	The global nutrition industry is intensely competitive and the strengthening of any of our competitors could harm our business.

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

22.
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

23.	If our international markets are not successful, our business could suffer.

We currently sell our products in the international markets of Canada, Mexico, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, Netherlands, Norway, South Africa, Sweden, the United Kingdom, Australia, Japan, New Zealand, the Republic of Korea, Singapore and Taiwan and ship our products to the Ukraine and Hong Kong through existing distribution channels. Our international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If we do not adequately address such issues, our international markets may not meet growth expectations. Our international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

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

24.	Adverse or negative publicity could cause our business to suffer.

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

25.	If our information technology system fails, our operations could suffer.

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

26.	Taxation and transfer pricing affect our operations and we could be subjected to additional taxes, duties, interest, and penalties in material amounts, which could harm our business.

As a multinational corporation, in many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by the local entities, and that we are taxed appropriately on such transactions.  Regulators closely monitor our corporate structure, intercompany transactions, and how we effectuate intercompany fund transfers.  If regulators challenge our corporate structure, transfer pricing methodologies or intercompany transfers, our operations may be harmed and our effective tax rate may increase.

A change in applicable tax laws or regulations or their interpretation could result in a higher effective tax rate on our worldwide earnings and such change could be significant to our financial results.  In the event any audit or assessments are concluded adversely to us,  these matters could have a material impact on our financial condition.

27.	Currency exchange rate fluctuations could reduce our overall profits.

In 2012 and 2011, we recognized 59.2% and 58.2%, respectively, of net sales in markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

28.	Our stock price is volatile and may fluctuate significantly.

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

29.	Certain shareholders, directors, and officers own a significant amount of our stock, which could allow them to influence corporate transactions and other matters.

 As of December 31, 2012, our directors, executive officers, and a major shareholder, collectively with their families and affiliates, beneficially owned approximately 35.8% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

30.	We have implemented anti-takeover provisions that may help discourage a change of control.

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

31.
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

To continue to have our common stock eligible for continued listing on Nasdaq, we would need to satisfy criteria under at least one of the three standards set forth by the Nasdaq Stock Market. Under Equity Standard Listing Rules 5450(a) and 5450(b)(1), these criteria require that:

•	we have shareholders’ equity of at least $10 million;

•	our common stock has at least $1.00 minimum bid for 30 consecutive business days;

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

32.	We are not required to pay dividends, and our Board of Directors may decide not to declare dividends in the future.

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

33.
We rely upon our existing cash balances and cash flow from operations to fund our business. In the event that we do not generate adequate cash flow from operations, we will need to raise money through a debt or equity financing, if available, or curtail operations.

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs.  If we are unsuccessful in generating positive cash flow from operations, we could exhaust our available cash resources and be required to secure additional funding through a debt or equity financing, significantly scale back our operations, and/or discontinue many of our activities which could negatively affect our business and prospects. Additional funding may not be available or may only be available on unfavorable terms.

34.	Our Equity Line with Dutchess may not be available to us if we elect to make a draw down.

On September 16, 2010, we entered into an Investment Agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP, a Delaware limited partnership ( “Dutchess”). Pursuant to the Investment Agreement, Dutchess committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 of our common stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Investment Agreement (the “Equity Line”). Dutchess will not be obligated to purchase shares under the Equity Line unless certain conditions are met, which include: effectiveness of the registration statement; the continued listing of our stock on the NASDAQ Global Select Market; our compliance with our obligations under the Investment Agreement and Registration Rights Agreement entered into with Dutchess; the absence of injunctions or other governmental actions prohibiting the issuance of common stock to Dutchess; the absence of violations of shareholder approval requirements with respect to such issuance of our common stock to Dutchess; the accuracy of representations and warranties made to Dutchess; and approval of the Equity Line transaction by our board of directors. If we are unable to access funds through the Equity Line, we may be unable to access capital on favorable terms or at all.

35.	Any draw downs under our Equity Line with Dutchess may result in dilution to our shareholders.

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

36.	The reduced disclosure requirements applicable to us as a "smaller reporting company" may make our common stock less attractive to investors.

We are a "smaller reporting company" as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company we prepare and file SEC forms similar to other SEC reporting companies; however, the information disclosed may differ and be less comprehensive. If some investors find our common stock less attractive as a result of less comprehensive information we may disclose pursuant to the exemptions available to us as a smaller reporting company, there may be a less active trading market for our common stock and our stock price may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.

Circumstances and conditions may change. Accordingly, additional risks and uncertainties not currently known, or that we currently deem not material, may also adversely affect our business operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size		Expiration date
Coppell, Texas (corporate headquarters)	110,000	sq. feet	March 2018
Coppell, Texas (distribution center)	75,000	sq. feet	March 2018
St. Leonards, Australia (Australian headquarters)	850	sq. meters(1)	August 2013
Didcot, Oxfordshire (U.K. headquarters)	3,240	sq. feet	August 2017
Minato-ku, Tokyo, Japan (Japanese headquarters)	296	Tsubos(2)	March 2013
Ganganm-gu, Seoul, Korea (Republic of Korea headquarters)	717	Pyong (3)	June 2013
Taipei, Taiwan (Taiwan headquarters)	254	Pings (4)	April 2013
Zug, Switzerland (Switzerland headquarters)	680	sq. meters(5)	November 2013
Markham, Ontario (Canada headquarters)	3,097	sq. feet	September 2014
Richmond, BC (Canada training center)	1,963	sq. feet	September 2017
Bedfordview, South Africa (Office)	383	sq. meters(6)	March 2015
Cape Province, South Africa (Office)	36	sq. meters(7)	Monthly
Guadalajara, Mexico (customer service center)	1550	sq. meters(8)	February 2016
Mexico City, Mexico (customer service center)	179	sq. meters(9)	November 2015
Monterrey, Mexico (customer service center)	280	sq. meters(10)	January 2014

(1) Approximately 9,150 square feet.
(2) Approximately 10,533 square feet.
(3) Approximately 25,514 square feet.
(4) Approximately 9,037 square feet.
(5) Approximately 7,320 square feet.
(6) Approximately 4,123 square feet.
(7) Approximately 388 square feet.
(8) Approximately 16,685 square feet.
(9) Approximately 1,927 square feet.
(10) Approximately 3,014 square feet.

To maximize our operating strategy and minimize costs, we contract with third-party distribution and fulfillment facilities in our three regions: (i) North America: (ii) EMEA and (iii) Asia/Pacific. By entering into these third-party distribution facility agreements, our offices maintain flexible operating capacity, minimize shipping costs, and are able to process an order within 24-hours after order placement and receipt of payment.

Our main distribution facility is located in Coppell, Texas and consists of 75,000 square feet of leased space that houses an automated distribution system capable of processing up to 18,000 orders per day. In July 2012, the Company entered into a Sublease Agreement with Integrated Distribution and Logistics Direct, LLC (doing business as SPExpress) whereby the Company began subleasing a majority of the Coppell distribution facility to SPExpress. Pursuant to a services agreement and the sublease, SPExpress provides the Company warehousing and distribution services for its United States distribution.

In July 2012, the Company entered into a Logistics Service Agreement with CEVA Logistics Netherlands B.V. whereby the Company began outsourcing the warehousing, transportation and distribution of the Company’s products in the EMEA region. In connection with this arrangement, we closed our distribution center in the United Kingdom.

Item 3.	Legal Proceedings

See “Litigation” in Note 13 of the Notes to our Consolidated Financial Statement, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock. On February 12, 1999, we completed our initial public offering. Our common stock is currently trading on the NASDAQ Global Select Market under the symbol “MTEX.” Effective January 13, 2012, we amended our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock at a ratio of 1-for-10. The primary purpose of the reverse stock split was to increase the per-share market price of our common stock in order to maintain our listing on Nasdaq. As of March 22, 2013, we had an aggregate of 2,647,735 shares of our common stock outstanding and the closing price on such date was $6.10. Below are the high and low closing prices of our common stock as reported on the Nasdaq for each quarter of the fiscal years ended December 31, 2012 and 2011, as adjusted for the 1-for-10 reverse stock split:

2012:	Low	High
First Quarter	$3.55	$4.90
Second Quarter	$3.35	$7.00
Third Quarter	$5.12	$7.68
Fourth Quarter	$4.80	$7.74
2011:
First Quarter	$16.20	$20.60
Second Quarter	$9.30	$17.50
Third Quarter	$5.30	$9.70
Fourth Quarter	$4.00	$7.90

Holders. As of March 22, 2013, there were 1,298 shareholders of record.

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

Sales of Unregistered Securities.

None.

Uses of Proceeds from Registered Securities.

None.

Issuer Purchases of Equity Securities.

None.

Item 6.	Selected Financial Data

Not applicable for a Smaller Reporting Company

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the two years ended December 31, 2012 and 2011. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements and related notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system. We operate in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore and Taiwan). In November 2012, the Company commenced the shipment of its products to the Ukraine and in December 2012, the Company commenced the shipment of its products to Hong Kong.  Our Switzerland office was created to manage certain day-to-day business needs of non-North American markets.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 229,000 active independent associates and members who had purchased our products and/or packs during the last 12 months, who we refer to as current independent associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in twenty-one countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

We identified restoring sales volume, profitability and generating positive cash flow as goals for 2012.  In an effort to achieve these goals, the Company: (i) launched a new product during the second quarter of 2012; (ii) introduced a new sales system to our independent associates intended to allow world-wide recruitment of both consumers and business builders; and (iii) aggressively reduced operational expenses to maximize the effects of incremental revenue growth on profitability and cash flow.

We introduced NutriVerus powder for sale on a global basis starting with the United States in the second quarter of 2012 and expanding globally during the third and fourth quarters.  Also during the second quarter, we introduced our 4Free Discount Program in the United States and Canada.  We believe the introduction of NutriVerus powder and the discount program were instrumental to the 26% increase in the number of new independent associates and members during 2012 as compared to 2011.  Although we had an increase in the number of new independent associates and members, we continued to experience a decline in overall sales during 2012 due to the reduction in the number of existing independent associates, which resulted in a decline in the number of orders processed during 2012. During 2011, sales declined primarily due to the reduction in the number of new independent associates and the loss of existing independent associates, which resulted in a decline in the number of orders processed during 2011.

During 2012, we outsourced our Company-operated warehouses in the Netherlands and the United States to third-party logistics companies.  We believe this will decrease shipping time to our independent associates and members, decrease operational expenses and allow us to concentrate on our core competencies.

We continued our aggressive reduction of operational expenses that started in the second quarter of 2011.  As compared to 2011 expense levels, we were able to reduce our selling & administrative expenses by over $10 million and reduce our other operating expenses by over $8 million.  Our operating results have continued to improve on a quarterly basis during 2012, and we expect this trend to continue into 2013.

In 2013, we believe our continued aggressive pursuit of profitability will be realized on a full year basis, as we realized in the third and fourth quarters of 2012.  In order to achieve full year profitability, we are planning to launch formal operations in two new countries, Hong Kong and the Ukraine; revise our global compensation strategy for our independent associates; and continue to increase our operational efficiencies.  We believe these strategies will allow the Company to operate profitably and provide an opportunity to reverse a declining sales trend in order to achive incremental growth in cash flow.

RESULTS OF OPERATIONS

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2012 and 2011 (in thousands, except percentages).

	2012		2011		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$173,447	100.0%	$200,689	100.0%	$(27,242)	(13.6)%
Cost of sales	34,641	20.0%	38,515	19.1%	(3,874)	(10.1)%
Gross profit	138,806	80.0%	162,174	80.9%	(23.368)	(14.4)%
Operating expenses:
Commissions and incentives	73,823	42.6%	87,426	43.6%	(13,603)	(15.6)%
Selling and administrative expenses	37,176	21.4%	47,821	23.8%	(10,645)	(22.3)%
Depreciation and amortization	4,755	2.7%	10,697	5.3%	(5,942)	(55.5)%
Other operating costs	24,032	13.9%	33,119	16.6%	(9,087)	(27.4)%
Total operating expenses	139,786	80.6%	179,063	89.3%	(39,277)	(21.9)%
Loss from operations	(980)	(0.6)%	(16,889)	(8.4)%	15,909	94.2%
Interest income	50	—%	117	0.1%	(67)	(57.3)%
Other income (expense), net	630	0.4%	(1,106)	(0.6)%	1,736	157.0%
Loss before income taxes	(300)	(0.2)%	(17,878)	(8.9)%	17,578	98.3%
Provision for income taxes	(1,088)	(0.6)%	(2,781)	(1.4)%	1,693	60.9%
Net loss	$(1,388)	(0.8)%	$(20,659)	(10.3)%	$19,271	93.3%

Consolidated net sales by region for the years ended December 31, 2012 and 2011 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2012		2011
North America	$86.5	49.9%	$101.9	50.8%
Asia/Pacific	70.6	40.7%	81.4	40.6%
EMEA	16.3	9.4%	17.4	8.6%
Total	$173.4	100.0%	$200.7	100.0%

Net Sales

For the year ended December 31, 2012, our operations outside of North America accounted for approximately 50.1% of our consolidated net sales, whereas in the same period in 2011, our operations outside of North America accounted for approximately 49.2% of our consolidated net sales.

Consolidated net sales for the year ended December 31, 2012 decreased by $27.3 million, or 13.6%, to $173.4 million, as compared to $200.7 million for the same period in 2011. North America sales decreased by $15.4 million, or 15.1%, to $86.5 million as compared to $101.9 million for the same period in 2011. Asia/Pacific sales decreased by $10.8 million, or 13.3%, to $70.6 million as compared to $81.4 million for the same period in 2011. EMEA sales decreased by $1.1 million, or 6.3%, to $16.3 million as compared to $17.4 million for the same period in 2011.

Fluctuation in foreign currency exchange rates had an overall unfavorable impact on our net sales of approximately $2.1 million for year ended December 31, 2012. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the year ended December 31, 2011.

Our total sales and sales mix could be influenced by any of the following:

●	changes in our sales prices;
●	changes in consumer demand;
●	changes in the number of independent associates and members;
●	changes in competitors’ products;
●	changes in economic conditions;
●	changes in regulations;
●	announcements of new scientific studies and breakthroughs;
●	introduction of new products;
●	discontinuation of existing products;
●	adverse publicity;
●	changes in our commissions and incentives programs;
●	direct competition; and
●	fluctuations in foreign currency exchange rates.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

			Change
	2012	2011	Dollar	Percentage
Consolidated product sales	$155.8	$171.5	$(15.7)	(9.2)%
Consolidated pack sales	11.4	21.3	(9.9)	(46.5)%
Consolidated other, including freight	6.2	7.9	(1.7)	(21.5)%
Total consolidated net sales	$173.4	$200.7	$(27.3)	(13.6)%

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

Product sales for the year ended December 31, 2012 decreased by $15.7 million, or 9.2% to $155.8 million as compared to $171.5 million for the same period in 2011. The decrease in product sales was primarily due to the reduction in the number of existing associates, which resulted in a decline in the number of orders processed during 2012. The average order value for the year ended December 31, 2012 was $172, as compared to $157 for the same period in 2011. The 9.6% increase in average order value resulted in approximately $13.9 million in additional revenue, which partially offset the overall decline in product sales. The number of orders placed during the year ended December 31, 2012 decreased by 16.7% as compared to the same period in 2011.

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

The dollar amount of pack sales associated with new and continuing independent associates was as follows, for the years ended December 31 (in millions, except percentages):

			Change
	2012	2011	Dollar	Percentage
New	$7.7	$14.9	$(7.2)	(48.3	) %
Continuing	3.7	6.4	(2.7)	(42.2	) %
Total	$11.4	$21.3	$(9.9)	(46.5	) %

Total pack sales for the year ended December 31, 2012 decreased by $9.9 million, or 46.5%, to $11.4 million, as compared to $21.3 million for the same period in 2011. Average pack value for the year ended December 31, 2012 was $157, as compared to $242 for the same period in 2011. The total number of packs sold decreased by 17.6% and the average pack value decreased by $85 or 35.1% for the year ended December 31, 2012, as compared to the same period in 2011. The decrease in the average pack value is due to a change in the sales mix of the type of packs purchased. Approximately $6.2 million of the reduction in pack sales resulted from the decrease in average pack value, with the remaining decrease attributable to the decline in the number of packs sold during the period.

The approximate number of active new and continuing independent associates and members who purchased our packs or products during the twelve months ended December 31 was as follows:

	2012		2011
New	97,000	42%	77,000	34%
Continuing	132,000	58%	152,000	66%
Total	229,000	100%	229,000	100%

Overall, the combined number of active new and continuing associates did not change from the year ended December 31, 2011 to 2012. However, we experienced a 26% increase in active new associates and members over the past twelve months offset by a 13% decline in the number of active continuing independent associates and members over the past twelve months.

During 2011 and 2012, we took the following actions to help increase the number of independent associates and members:

●	registered our most popular products with the appropriate regulatory agencies in all countries of operations;

●	explored new international markets;

●	launched an aggressive marketing and educational campaign;

●	continued to strengthen compliance initiatives;

●	concentrated on publishing results of research studies and clinical trials related to our products;

●	initiated additional incentives;

●	explored new advertising and educational tools to broaden name recognition; and

●	implemented changes to our global associate career and compensation plan.

Other Sales

Other sales consisted of: (i) freight revenue charged to our independent associates and members; (ii) sales of promotional materials; (iii) monthly fees collected for Success Tracker™ and Navig8™ customized electronic business-building and educational materials, databases and applications; (iv) training and event registration fees; and (v) a reserve for estimated sales refunds and returns. Promotional materials, training, database applications and business management tools support our independent associates, which in turn helps stimulate product sales.

For the year ended December 31, 2012, other sales decreased by $1.7 million, or 21.5%, to $6.2 million, as compared to $7.9 million for the same period in 2011. The decrease was primarily due to a decrease in freight fees for product and pack shipments. Total revenue from freight and shipping fees were approximately $6.2 million and $7.8 million for the years ended December 31, 2012 and 2011, respectively.

Gross Profit

For the year ended December 31, 2012, gross profit decreased by $23.4 million, or 14.4%, to $138.8 million, as compared to $162.2 million for the same period in 2011. For the year ended December 31, 2012, gross profit as a percentage of net sales decreased slightly to 80.0% as compared to 80.9% for the year ended December 31, 2011. The reduction in gross profit for the year ended December 31, 2012 was primarily due to the decline in sales and an increase in product costs from suppliers.

To improve the matching of costs associated with revenue from freight and shipping fees, freight costs associated with shipping products to our customers were reclassified to costs of sales from selling and administrative expenses. Total freight costs included in cost of sales were approximately $7.2 million and $7.9 million for the years ended December 31, 2012 and 2011, respectively. Additionally, to more closely conform to the financial presentations of our competitors, royalty costs were reclassified to costs of sales from selling and administrative expenses. Total royalty costs included in cost of sales were approximately $0.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

Commission and Incentives

In order to more closely conform to the financial presentations to our competitors, commission and incentive expenses were reclassified to operating expenses from costs of sales. Total commission and incentive expenses reclassified to operating expenses were approximately $73.8 million and $87.4 million for the years ended December 31, 2012 and 2011, respectively.

Commission costs decreased for the year ended December 31, 2012, by 15.4%, or $12.9 million, to $70.7 million, as compared to $83.6 million for the same period in 2011. The decrease in commissions was due to the decrease in commissionable net sales. For the year ended December 31, 2012, commissions as a percentage of net sales decreased to 40.8% as compared to 41.7% for the same period of 2011 primarily resulting from the decline in pack sales that earn a higher rate of commission.

Incentive costs increased for the year ended December 31, 2012 by 18.4%, or $0.7 million, to $3.1 million, as compared to $3.8 million for the same period in 2011. The costs of incentives, as a percentage of net sales, remained relatively flat at 1.8% for the year ended December 31, 2012, as compared to 1.9% for the same period in 2011.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the year ended December 31, 2012, overall selling and administrative expenses decreased by $10.6 million, or 22.3%, to $37.2 million, as compared to $47.8 million for the same period in 2011. Selling and administrative expenses, as a percentage of net sales decreased to 21.4%, as compared to 23.8% for the same period of 2011. The decrease in selling and administrative expenses consisted of an $8.5 million decrease in payroll and payroll-related costs, a $1.3 million decrease in contract labor costs, a $0.6 million decrease in marketing costs, a $0.1 million decrease in stock-based compensation expense and a $0.1 million decrease in distribution expenses associated with third-party distribution facility services agreements.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the year ended December 31, 2012, other operating costs decreased by $9.1 million, or 27.4%, to $24.0 million, as compared to $33.1 million for the same period in 2011. For the year ended December 31, 2012, other operating costs, as a percentage of net sales, were 13.9%, as compared to 16.6 % for the same period in 2011. The decrease in other operating costs was primarily due to a $2.0 million settlement expense with one of our raw materials suppliers incurred in 2011 that was not replicated in 2012, coupled with reductions in office and repair expenses of $2.0 million, a reduction for transactional sales tax expense accruals of $0.9 million relating to the expiration of certain statutes of limitations, credit card fees of $0.8 million, legal and consulting fees of $0.7 million, travel and entertainment expenses of $0.6 million and other expense reductions amounting to $0.6 million. For more information regarding the settlement expense, see Note 13 “Litigation”, to our consolidated financial statements.

Additionally, the Company reduced the accrued present value of the estimated future royalty payments related to the post-employment royalty benefit payable to Dr. McAnalley.  The decline in the royalty liability was associated with a decline in estimated annual global product sales in excess of $105.4 million that reduced estimated future royalty payments. The Company recorded a reduction to the long-term accrued royalty liability in the fourth quarter of 2012 favorably impacting other operating expenses by $0.8 million. For more information regarding the long-term accrued royalty liability, see Note 1 to our consolidated financial statements “Organization and Summary of Significant Accounting Policies, Other Long-Term Liabilities”.

Depreciation and Amortization Expense

For the year ended December 31, 2012, depreciation and amortization expense was $4.8 million, as compared to $10.7 million for the same period in 2011.  As a percentage of net sales, depreciation and amortization expense decreased to 2.7% from 5.3% for the same period in 2011, primarily due to the completion of depreciation in March 2012 for our enterprise resource system placed in service in April 2007.

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

As of December 31, 2012 and 2011, we maintained our valuation allowance for deferred tax assets in the following table (in millions), as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in Topic 740, cannot be met.

Country	2012	2011
Mexico	$2.3	$1.9
Norway	0.2	0.2
Sweden	0.1	0.1
Switzerland	1.0	0.8
Taiwan	1.2	1.1
United States	3.7	5.4
Total	$8.5	$9.5

The dollar amount of the provisions for income taxes is directly related to our results of operations and changes in taxable income among countries. For the years ended December 31, 2012 and 2011, our effective tax rate was (363.08) % and (15.6)%, respectively.  For 2012 and 2011, we had a provision for income tax despite the pre-tax losses primarily because of increases in the valuation allowance for deferred tax assets, increases in uncertain income tax positions, and differences from foreign operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of December 31, 2012, our cash and cash equivalents decreased by 20.4%, or $3.7 million, to $14.4 million from $18.1 million as of December 31, 2011.  The majority of the decrease in cash and cash equivalents was primarily due to $2.8 million associated with the settlement of litigation in the first quarter of 2012.

Our principal operating use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion, and to pay quarterly cash dividends. In August 2009, the quarterly cash dividend was suspended and remained suspended as of December 31, 2012. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2012, our working capital decreased by $0.8 million, or 6.7%, to $11.1 million from $11.9 million at December 31, 2011. The decrease in working capital primarily related to a decrease in cash and cash equivalents.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

	2012	2011
Used in:
Operating activities	$(1.2)	$(2.9)
Investing activities	$(0.6)	$(0.6)
Financing activities	$(1.1)	$(1.2)

Our operating, investing, and financing activities are described in more detail below.

Operating Activities

For the years ended December 31, 2012 and 2011, our net operating activities used cash of $1.2 million and $2.9 million, respectively. For the years ended December 31, 2012 and 2011, net earnings adjusted for noncash activities generated cash of $6.0 million, and used cash $6.1 million, respectively, and our working capital accounts used cash of $7.2 million, and provided cash of $3.3 million, respectively.

We will continue to aggressively identify opportunities and reduce operational expenses. We expect that our net operating cash flows in 2013 will be sufficient to fund our current operations. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. Certain events, such as the uncertainty of the worldwide economic environment, could impact our available cash or our ability to generate cash flows from operations.

Investing Activities

For the years ended December 31, 2012 and 2011, our net investing activities used cash of $0.6 million for each year, respectively.

We had a net use of cash of $0.3 million and $0.7 million in 2012 and 2011, respectively, for the purchase and sale of capital assets.  We had an increase in restricted cash of $0.3 million and a decline of restricted cash of $0.1 million in 2012 and 2011, respectively.

Financing Activities

In 2012 and 2011, we used cash of $1.1 million and $1.2 million respectively, mainly attributable to the repayment of capital lease obligations.  No dividends were declared to shareholders for 2012 and 2011.

General Liquidity and Cash Flows

Short Term Liquidity

We believe our existing liquidity and anticipated return to positive cash flows from operations are adequate to fund our normal expected future business operations and possible international expansion costs for the next 12 months.  As our primary source of liquidity is our cash flow from operations, this will be dependent on our ability to reverse the declining revenue trend and/or continue to reduce operational expenses.  However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

We entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership on September 16, 2010. Dutchess committed to purchase, subject to certain restrictions and conditions, up to $10 million of our common stock, over a period of 36 months from the first trading following the effectiveness of the registration statement, which was October 28, 2010. We may draw funds from the Equity Line by selling shares of common stock to Dutchess from time to time. We will not receive any proceeds from the resale of these shares of common stock offered by Dutchess. We will however, receive proceeds from the sale of shares to Dutchess pursuant to the Equity Line. The proceeds will be used for general working capital needs and for other general corporate purposes. For more information on the Equity Line, see Note 14 “Shareholders’ Equity”, to our consolidated financial statements.  As of December 31, 2012, no shares of common stock have been issued pursuant to the Investment Agreement.

We are engaged in ongoing audits in various tax jurisdictions and other disputes in the normal course of business. It is impossible at this time to predict whether we will incur any liability, or to estimate the ranges of damages, if any, in connection with these matters. Adverse outcomes on these uncertainties may lead to substantial liability or enforcement actions that could adversely affect our cash position. For more information, see Note 8 “Income Taxes” and Note 13 “Litigation”, to our consolidated financial statements.

Long Term Liquidity

We believe our anticipated return to positive cash flows from operations should be adequate to fund our normal expected future business operations and possible international expansion costs for the long term.  As our primary source of liquidity is from our cash flow from operations, this will be dependent on our ability to reverse the declining revenue trend and/or continue to reduce operational expenses.

However, if our existing capital resources or cash flows become insufficient to meet anticipated business plans and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

Our future access to the capital markets may be adversely impacted if we fail to maintain compliance with the Nasdaq Marketplace Rules for the continued listing of our stock.  We continuously monitor our compliance with the Nasdaq continued listing rules and as of the date of the issuance of this report, we are in compliance with the Nasdaq Marketplace Rules.

CONTRACTUAL OBLIGATIONS

 The following summarizes our future commitments and obligations associated with various agreements and contracts as of December 31, 2012, for the years ending December 31 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Capital lease obligations	$900	$548	$349	$137	$12	$—	$1,946
Purchase obligations(1) (2)	3,949	2,201	1,200	324	—	—	7,674
Operating leases	2,253	1,141	1,035	839	781	176	6,225
Post-employment royalty	32	66	33	—	—	—	131
Employment agreements	1,285	—	—	—	—	—	1,285
Royalty agreement	84	84	66	—	—	—	234
Tax liability (3)	2,875	131	33	—	—	—	3,039
Other long-term obligations	762	306	130	41	35	641	1,915
Total commitments and obligations	$12,140	$4,477	$2,846	$1,341	$828	$817	$22,449

(1)
For purposes of the table, a purchase obligation is defined as “an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.”

(2)	Excludes approximately $7.3 million of finished product purchase orders that may be cancelled or delivery dates changed as of December 31, 2012.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 8 to our consolidated financial statements, "Income Taxes".

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2012:

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2012 and 2011, our inventory reserves were $1.6 million and $2.3 million, respectively.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of December 31, 2012, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life		Net carrying value at December 31, 2012
Office furniture and equipment	5 to 7	years	$1.1 million
Computer hardware and software	3 to 5	years	1.5 million
Automobiles	3 to 5	years	0.1 million
Leasehold improvements	2 to 10	years(1)	2.1 million
Total net carrying value at December 31, 2012			$4.8 million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment existed during the years ended December 31, 2012 and 2011.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of December 31, 2012, we recorded $2.8 million in current liabilities and $0.2 million in other long-term liabilities related to uncertain income tax positions. The decrease in other long-term liabilities as of December 31, 2012 is based on the outcome of the hearing with the Appeals Division of the IRS concerning the 2005 thru 2009 tax years, allowing for a reduction in our tax positions of approximately $1.1 million for tax years after 2009. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before the taxing authority resolves an issue.  Additionally, we may be requested to extend the statute of limitations for tax years under audit.  The majority of current liability related to uncertain income tax positions is associated with an ongoing Internal Revenue Service (IRS) audit.  It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe that our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2012, we maintained a valuation allowance for deferred tax assets arising from our operations of $8.5 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of Topic 740.  In addition, as of December 31, 2012, we had deferred tax assets, after valuation allowance, totaling $3.3 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

We recognize revenue from shipped packs and products upon receipt by the customer. We recognize corporate-sponsored event revenue when the event is held. We defer certain components of our revenue. At December 31, 2012 and December 31, 2011, deferred revenue was $1.5 million and $1.6 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by period end; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the year ended December 31, 2012 our sales return reserve was composed of the following (in thousands):

Sales reserve as of January 1, 2012	$528
Provision related to sales made in 2012	1,487
Provision related to sales made prior to 2012	(319)
Actual returns or credits in 2012 related to 2012	(1,316)
Actual returns or credits in 2012 related to prior periods	(224)
Sales reserve as of December 31, 2012	$156

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (the “calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2012, our assumptions and estimates used for the calculated fair value of stock options granted in 2012 were as follows:

	January 2012 grant	May 2012 grant
Estimated fair value per share of options granted:	$2.64	$3.21
Assumptions:
Annualized dividend yield	0.00%	0.00%
Risk-free rate of return	.75%	.62%
Common stock price volatility	78.4%	81.6%
Expected average life of stock options (in years)	4.5	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods. As of December 31, 2012, using our current assumptions and estimates, we anticipate recognizing $0.1 million in gross compensation expense through 2014 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but ranges from 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of December 31, 2012, we had 148,434 shares available for grant in the future.

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

We are exposed, however, to other market risks, including changes in currency exchange rates as measured against the United States dollar. Because the change in value of the United States dollar measured against foreign currency may affect our consolidated financial results, changes in foreign currency exchange rates could positively or negatively affect our results as expressed in the United States dollars. For example, when the United States dollar strengthens against foreign currencies in which our products are sold or weakens against foreign currencies in which we may incur costs, our consolidated net sales or related costs and expenses could be adversely affected.

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, into Germany in 2006, into South Africa and Singapore in 2008, into Austria, the Netherlands, Norway, and Sweden in 2009, into Mexico, the Czech Republic, Estonia, Finland, Namibia and the Republic of Ireland in 2011and into Hong Kong and the Ukraine in 2012. We translate our revenues and expenses in foreign markets using an average rate.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America (Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Sweden, Switzerland, and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, and Taiwan). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2012 were as follows:

	Year ended December 31, 2012			As of December 31, 2012
Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.9577	1.0856	1.0359	1.0374
Austria, Germany, the Netherlands, Estonia, Finland, and the Republic of Ireland (Euro)	1.2042	1.3486	1.2861	1.3218
Canada (Dollar)	0.9572	1.0380	1.0001	1.0034
Czech Republic (Koruna)	0.04464	0.05813	0.05122	0.05274
Denmark (Krone)	0.1619	0.1975	0.1728	0.1773
Japan (Yen)	0.01154	0.01315	0.01254	0.01165
Mexico (Peso)	0.06847	0.07956	0.07613	0.07688
New Zealand (Dollar)	0.7452	0.8476	0.8104	0.8201
Norway (Krone)	0.16200	0.18100	0.17204	0.17910
Republic of Korea (Won)	0.00082	0.00094	0.00089	0.00094
Singapore (Dollar)	0.7689	0.8228	0.8006	0.8173
South Africa (Rand)	0.11090	0.13510	0.12227	0.11800
Sweden (Krona)	0.1213	0.1544	0.1478	0.1538
Switzerland (Franc)	1.0027	1.1196	1.0671	1.0949
Taiwan (Dollar)	0.03204	0.03455	0.03391	0.03446
United Kingdom (British Pound)	1.5232	1.6308	1.5851	1.6168

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Item 9B.	Other Information

None.

PART III

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the definitive proxy statement for our annual meeting to be filed with the SEC within 120 days after December 31, 2012.

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

MANNATECH, INCORPORATED

Dated: March 27, 2013	By:	/s/ Robert A. Sinnott
Robert A. Sinnott
Chief Executive Officer

Dated: March 27, 2013	By:	/s/ S. Mark Nicholls
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Robert A. Sinnott	Chief Executive Officer and Chief Science Officer (principal executive officer)	March 27, 2013
Robert A. Sinnott

/s/ S. Mark Nicholls	Chief Financial Officer (principal financial and accounting officer)	March 27, 2013
S. Mark Nicholls

/s/ J. Stanley Fredrick	Chairman of the Board	March 27, 2013
J. Stanley Fredrick

/s/ Alan D. Kennedy	Director	March 27, 2013
Alan D. Kennedy

/s/ Gerald E. Gilbert	Director	March 27, 2013
Gerald E. Gilbert

/s/ Marlin Ray Robbins	Director	March 27, 2013
Marlin Ray Robbins

/s/ Larry A. Jobe	Director	March 27, 2013
Larry A. Jobe

/s/ Robert A. Toth	Director	March 27, 2013
Robert A. Toth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mannatech, Incorporated
Coppell, Texas

We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mannatech, Incorporated and Subsidiaries at December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Dallas, Texas
March 27, 2013

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$14,377	$18,057
Restricted cash	1,515	1,263
Accounts receivable, net of allowance of $20 and $22 in 2012 and 2011, respectively	324	304
Income tax receivable	884	888
Inventories, net	15,154	17,786
Prepaid expenses and other current assets	2,487	2,497
Deferred tax assets	561	936
Total current assets	35,302	41,731
Property and equipment, net	4,825	9,566
Construction in progress	8	—
Long-term restricted cash	3,736	3,386
Other assets	3,187	2,815
Long-term deferred tax assets	502	772
Total assets	$47,560	$58,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$780	$852
Accounts payable	4,154	4,825
Accrued expenses	6,348	10,514
Commissions and incentives payable	7,373	8,567
Taxes payable	3,901	3,364
Current deferred tax liability	179	185
Deferred revenue	1,486	1,569
Total current liabilities	24,221	29,876
Capital leases, excluding current portion	938	1,358
Long-term deferred tax liabilities	2	1
Other long-term liabilities	2,178	5,382
Total liabilities	27,339	36,617

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,768,972 shares issued and 2,647,735 shares outstanding as of December 31, 2012 and 2,769,756 shares issued and 2,648,518 shares outstanding as of December 31, 2011	—	—
Additional paid-in capital	42,614	42,408
Accumulated deficit	(6,920)	(5,532)
Accumulated other comprehensive loss	(677)	(427)
Less treasury stock, at cost, 121,237 shares in 2012 and 2011	(14,796)	(14,796)
Total shareholders’ equity	20,221	21,653
Total liabilities and shareholders’ equity	$47,560	$58,270

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2012	2011
Net sales	$173,447	$200,689
Cost of sales	34,641	38,515
Gross profit	138,806	162,174

Operating expenses:
Commissions and incentives	73,823	87,426
Selling and administrative expenses	37,176	47,821
Depreciation and amortization	4,755	10,697
Other operating costs	24,032	33,119
Total operating expenses	139,786	179,063

Loss from operations	(980)	(16,889)
Interest income	50	117
Other income (expense), net	630	(1,106)
Loss before income taxes	(300)	(17,878)

Provision for income taxes	(1,088)	(2,781)
Net loss	$(1,388)	$(20,659)

Loss per common share:
Basic	$(0.52)	$(7.80)
Diluted	$(0.52)	$(7.80)

Weighted-average common shares outstanding:
Basic	2,648	2,649
Diluted	2,648	2,649

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the years ended December 31,
	2012	2011
Net loss	$(1,388)	$(20,659)
Foreign currency translations (loss) gain	(565)	893
Pension obligations, net of tax (provision) of ($197) and benefit of $9 in 2012 and 2011, respectively	315	(12)
Comprehensive loss	$(1,638)	$(19,778)

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’EQUITY
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2011	$—	$42,052	$15,127	$(1,308)	$(14,791)	$41,080
Charge related to stock-based compensation	—	356	—	—	—	356
Repurchase of common stock	—	—	—	—	(5)	(5)
Foreign currency translation	—	—	—	893	—	893
Pension obligations, net of tax of $9	—	—	—	(12)	—	(12)
Net loss	—	—	(20,659)	—	—	(20,659)
Balance at December 31, 2011	$—	$42,408	$(5,532)	$(427)	$(14,796)	$21,653
Charge related to stock-based compensation	—	209	—	—	—	209
Repurchase of fractional shares from reverse stock split	—	(3)	—	—	—	(3)
Foreign currency translation	—	—	—	(565)	—	(565)
Pension obligations, net of tax of $197	—	—	—	315	—	315
Net loss	—	—	(1,388)	—	—	(1,388)
Balance at December 31, 2012	$—	$42,614	$(6,920)	$(677)	$(14,796)	$20,221

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,388)	$(20,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,755	10,697
Provision for inventory losses	1,766	3,660
Provision for doubtful accounts	8	61
Loss on disposal of assets	102	136
Accounting charge related to stock-based compensation expense	209	356
Deferred income taxes	583	(380)
Changes in operating assets and liabilities:
Accounts receivable	(40)	59
Income tax receivable	4	29
Inventories	1,065	2,539
Prepaid expenses and other current assets	610	1,883
Other assets	(144)	240
Accounts payable	(646)	(730)
Accrued expenses and other liabilities	(7,314)	565
Taxes payable	508	(347)
Commissions and incentives payable	(1,186)	(622)
Deferred revenue	(84)	(361)
Net cash used in operating activities	(1,192)	(2,874)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(379)	(777)
Proceeds from sales of assets	111	74
Change in restricted cash	(336)	80
Net cash used in investing activities	(604)	(623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(5)
Repurchase of fractional shares from reverse stock split	(3)	—
Repayment of capital lease obligations	(1,074)	(1,160)
Net cash used in financing activities	(1,077)	(1,165)
Effect of currency exchange rate changes on cash and cash equivalents	(807)	1,135
Net decrease in cash and cash equivalents	(3,680)	(3,527)
Cash and cash equivalents at the beginning of the year	18,057	21,584
Cash and cash equivalents at the end of the year	$14,377	$18,057
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$876	$480
Interest paid on capital leases	$171	$167
Summary of non-cash investing and financing activities:
Assets acquired through capital lease	$57	$787
Note receivable, net relating to sale of property and equipment	$237	$—

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products. We currently sell our products into three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore and Taiwan). In November 2012, the Company commenced the shipment of its products to the Ukraine and in December 2012, the Company commenced the shipment of its products to Hong Kong.

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

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

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

Foreign Currency Translation

The United States dollar is the functional currency for the majority of the Company’s foreign subsidiaries. As a result, nonmonetary assets and liabilities are translated at their approximate historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. Transaction gains (losses) totaled approximately $0.7 million and ($1.5) million, for the years ended December 31, 2012 and 2011, respectively, and are included in other income (expense), net in the Company’s Consolidated Statements of Operations.

The local currency is the functional currency of our subsidiaries in Japan, Republic of Korea, Taiwan, Norway, Sweden, and Mexico. These subsidiaries’ assets and liabilities are translated into the United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2012 and 2011, credit card receivables were $1.7 million for each year and cash and cash equivalents held in bank accounts in foreign countries totaled $10.8 million and $10.5 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of December 31, 2012 and 2011, our total restricted cash was $5.3 million and $4.6 million, respectively. The increase in restricted cash was primarily related to the increased credit card requirements and foreign currency fluctuations in Korea.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2012 and 2011, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At December 31, 2012 and 2011, the Company held an allowance for doubtful accounts of less than $0.1 million.

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

Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value.  We determined that no impairment indicators existed during the years ended December 31, 2012 and 2011.

Other Assets

As of December 31, 2012 and 2011, other assets were $3.2 million and $2.8 million, respectively, primarily consisting of deposits for building leases in various locations of $1.8 million and $1.6 million, respectively. Additionally, included in the December 31, 2012 and 2011 balances was $1.0 million and $0.9 million, respectively,  representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in the December 31, 2012 and 2011 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

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

Other Long-Term Liabilities

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of December 31, 2012 and 2011, the Company’s liability related to this royalty agreement was $0.2 million and $1.2 million, respectively, of which $0.1 million was currently due and included in accrued expenses. The decline in the royalty liability was associated with a decline in estimated annual global product sales by the Company in excess of $105.4 million that reduced estimated future royalty payments. The Company recorded a reduction to the long-term accrued royalty liability in the fourth quarter of 2012 favorably impacting other operating expenses by $0.8 million.

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of December 31, 2012 and 2011, accrued restoration costs related to these leases amounted to $0.5 million and $0.4 million, respectively. At December 31, 2012 and 2011, the Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.7 million and $1.3 million, respectively. The decline in the estimated defined benefit obligation related to the recognition of a prior service benefit resulting from the amendment to its non-U.S. defined benefit plan dated July 1, 2012.

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At December 31, 2012 and December 31, 2011, the Company’s deferred revenue was $1.5 million and $1.6 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by period end; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the year ended December 31, 2012 our sales return reserve was composed of the following (in thousands):

Sales reserve as of January 1, 2012	$528
Provision related to sales made in 2012	1,487
Provision related to sales made prior to 2012	(319)
Actual returns or credits in 2012 related to 2012	(1,316)
Actual returns or credits in 2012 related to prior periods	(224)
Sales reserve as of December 31, 2012	$156

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales. To improve the matching of costs associated with the revenue from freight and shipping fees collected, freight charges associated with shipping products to our customers were reclassified to costs of sales from selling and administrative expenses. Total revenue from freight and shipping fees were approximately $6.2 million and $7.8 million for the years ended December 31, 2012 and 2011, respectively. Total freight costs included in cost of sales were approximately $7.2 million and $7.9 million for the years ended December 31, 2012 and 2011, respectively.

Expenses associated with our distribution center and third party distribution facility agreements continue to be reported in selling and administrative expenses. Total distribution expenses included in selling and administrative expenses were approximately $2.6 million and $2.7 million for the years ended December 31, 2012 and 2011, respectively.

Commission and Incentive Expenses

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

In order to more closely conform to the financial presentations of our competitors, commission and incentive expenses were reclassified to operating expenses from costs of sales. Total commission and incentive expenses reclassified to operating expenses were approximately $73.8 million and $87.4 million for the years ended December 31, 2012 and 2011, respectively.

Advertising Expenses

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $4.2 million and $4.7 million, for the years ended December 31, 2012 and 2011, respectively. Educational and promotional items, called sales aids, are sold to independent associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $1.9 million and $3.0 million for the years ended December 31, 2012 and 2011, respectively. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

Stock-Based Compensation

The Company currently has one active stock-based compensation plan, which was approved by its shareholders at its 2008 Annual Shareholder’s meeting held on June 18, 2008. The Company grants stock options to its employees, consultants, and board members with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. The majority of stock options vest over two or three years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding stock are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, or the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Company records stock-based compensation expense in selling and administrative expenses

Software Development Costs

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

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses.

Income Taxes

The Company determines the provision for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criterion for recognition.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being recognized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

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

Concentration Risk

A significant portion of the Company’s revenue is derived from core Ambrotose® complex products, which include the Ambrotose® products and Advanced Ambrotose® products. For the years ended December 31, 2012 and 2011, revenue from the core Ambrotose® products accounted for 45.2% and 41.0% of the Company’s consolidated net sales, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, time deposits, money market investments, receivables, payables, and accrued expenses, approximate their carrying values due to their relatively short maturities. See Note 3 (“Fair Value”) for more information.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs would not be included. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. This ASU is effective beginning January 1, 2013. Because this standard only impacts presentation and disclosure requirements, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The tables below present the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of December 31, 2012 and 2011. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2012 and 2011.

2012	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$1,141	$—	$—	$1,141
Interest bearing deposits – various banks, Korea	2,686	—	—	2,686
Total assets	$3,827	$—	$—	$3,827
Amounts included in:
Cash and cash equivalents	$1,141	$—	$—	$1,141
Long-term restricted cash	2,686	—	—	2,686
Total	$3,827	$—	$—	$3,827

2011	Level 1		Level 2		Level 3	Total
Assets
Money Market Funds – Fidelity, US	$$4,038	$	$—	$	$—	$$4,038
Interest bearing deposits – various banks, Korea	2,476		—		—	2,476
Total assets	$6,514		$—		$—	$6,514
Amounts included in:
Cash and cash equivalents	$$4,124	$	$—	$	$—	$$4,124
Long-term restricted cash	2,390		—		—	2,390
Total	$6,514		$—		$—	$6,514

NOTE 4: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2012 and 2011, consisted of the following (in thousands):

	2012	2011
Raw materials	$6,071	$6,850
Finished goods	10,702	13,247
Inventory reserves for obsolescence	(1,619)	(2,311)
Total	$15,154	$17,786

NOTE 5: PROPERTY AND EQUIPMENT

As of December 31, 2012 and 2011, property and equipment consisted of the following (in thousands):

	2012	2011
Office furniture and equipment	$9,315	$11,560
Computer hardware	10,096	13,029
Computer software	46,541	46,738
Automobiles	133	165
Leasehold improvements	12,380	12,317
	78,465	83,809
Less accumulated depreciation and amortization	(73,640)	(74,243)
Property and equipment, net	4,825	9,566
Construction in process	8	—
Total	$4,833	$9,566

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of December 31, 2012 and 2011, the net book value of leased assets was $1.0 million and $1.7 million, respectively for leased equipment, purchased licenses, and corporate insurance. The future minimum lease payments (in thousands) are as follows:

2013	$900
2014	548
2015	349
2016	137
2017	12
Total future minimum lease payments	1,946
Less: Amounts representing interest (effective interest rate 9.52%)	(228)
Present value of minimum lease payments	1,718
Current portion of capital lease obligations	(780)
Long-term portion of capital lease obligations	$938

NOTE 7: ACCRUED EXPENSES

As of December 31, 2012 and 2011, accrued expenses consisted of the following (in thousands):

	2012	2011
Accrued inventory purchases	$25	$364
Accrued compensation	1,655	1,987
Accrued royalties	252	391
Accrued sales and other taxes	722	330
Other accrued operating expenses	840	1,494
Customer deposits and sales returns	168	537
Accrued travel expenses related to corporate events	604	585
Accrued shipping and handling costs	945	561
Fixed asset purchases	—	40
Rent expense	144	253
Accrued legal and accounting fees	993	3,972
	$6,348	$10,514

NOTE 8: INCOME TAXES

The components of the Company’s income (loss) before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2012	2011
United States	$(778)	$(11,551)
Foreign	478	(6,327)
	$(300)	$(17,878)

The components of the Company’s income tax provision (benefit) for the years ended December 31 are as follows (in thousands):

Current provision (benefit):	2012	2011
Federal	$(743)	$2,002
State	7	127
Foreign	1,437	1,197
	701	3,326
Deferred provision (benefit):
Federal	—	(347)
State	—	18
Foreign	387	(216)
	387	(545)
	$1,088	$2,781

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2012	2011
Federal statutory income taxes	35.0%	35.0%
State income taxes, net of federal benefit	2.6	1.1
Difference in foreign and United States tax on foreign operations	(194.0)	(6.7)
Effect of changes in valuation allowance for net operating loss carryforwards	(106.2)	(32.1)
Effect of change in uncertain tax positions (net)	315.2	(10.5)
Federal Sub-Part F Income from foreign operations	(170.2)	(2.9)
Research and experimentation income tax credits	0.0	0.0
Other	(245.5)	0.5
	(363.1)%	(15.6)%

For the years ended December 31, 2012 and 2011, the Company’s effective tax rate was (363.1)% and (15.6)%, respectively. For 2012, the Company had a provision for income tax despite the pre-tax losses primarily because of increases in the valuation allowance for deferred tax assets, increases in uncertain income tax positions, and differences from foreign operations. For 2011, the Company’s effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of increases in the valuation allowance for deferred tax assets, increases in uncertain income tax positions, and favorable differences from foreign operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2012	2011
Deferred tax assets:
Current:
Deferred revenue	$7	$23
Inventory capitalization	429	837
Inventory reserves	457	451
Accrued expenses	935	2,643
Other	66	147
Total current deferred tax assets	1,894	4,101
Noncurrent:
Depreciation and amortization	1,508	1,539
Net operating loss(1)	6,255	5,731
Deferred royalty	119	482
Non-cash accounting charges related to stock options and warrants	491	684
Accrued expenses	409	79
Other	1,117	1,176
Total noncurrent deferred tax assets	9,899	9,691
Total deferred tax assets	11,793	13,792
Valuation allowance	(8,519)	(9,503)
Total deferred tax assets, net of valuation allowance	$3,274	$4,289
Deferred tax liabilities:
Current:
Prepaid expenses	$576	$528
Other	0	18
Total current deferred tax liabilities	576	546
Noncurrent:
Internally-developed software	37	740
Depreciation and amortization	2	—
Sub-Part F Income Deferred	1,830	1,320
Other	(53)	161
Total noncurrent deferred tax liabilities	1,816	2,221
Total deferred tax liabilities	$2,392	$2,767

(1)	The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Denmark	$3	$1	Indefinite
Mexico	7,587	2,276	2020-2021
Norway	743	208	Indefinite
Singapore	59	10	Indefinite
Sweden	502	132	Indefinite
Switzerland	12,448	1,144	2016-2018
Taiwan	7,012	1,192	2016-2021
United States (federal)	1,837	643	2030-2031
United States (states)	25,960	649	2015-2031

At December 31, 2012 and 2011, the Company’s valuation allowance was $8.5 million and $9.5 million, respectively. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified.

The valuation allowances presented below (in millions) at December 31, 2012 and 2011, represented a reserve against the Company’s net deferred tax asset the Company believed the “more likely than not” criterion for recognition purposes could not be met.

Country	2012	2011
Mexico	$2,276	$1,889
Norway	208	198
Sweden	132	122
Switzerland	1,043	784
Taiwan	1,192	1,074
United States	3,668	5,436
Total	$8,519	$9,503

At December 31, 2012 and 2011, the Company did not record a provision for any United States or foreign withholding taxes on its undistributed earnings related to its foreign subsidiaries because it is the intention of the Company to reinvest its undistributed earnings indefinitely in its foreign operations. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. At December 31, 2012, it is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets of December 31 as follows (in thousands):

	2012	2011
Current deferred tax assets	$561	$936
Noncurrent deferred tax assets	502	772
Current deferred tax liabilities	(179)	(185)
Noncurrent deferred tax liabilities	(2)	(1)
Net deferred tax assets (liabilities)	$882	$1,522

On January 1, 2007, the Company adopted FIN 48, which was codified into Topic 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. Topic 740 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2012, the Company recorded $2.8 million in current liabilities and $0.2 million in other long-term liabilities related to uncertain income tax positions and income tax reserves associated with various audits. At December 31, 2012, the Company had gross tax-affected unrecognized tax benefits of $3.0 million that, if recognized, would impact the effective tax rate. The Company recognizes penalties and interest charges related to unrecognized tax benefits in current tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Balance as of January 1	$3,984	$2,114
Additions for tax positions related to the current year	81	570
Additions for tax positions of prior years	58	1,300
Reductions of tax positions of prior years	(1,084)	—
Balance as of December 31	$3,039	$3 ,984

The Company’s 2005-2009 tax years remain subject to examination by the IRS for U.S. federal tax purposes. On May 26, 2011 the IRS issued a Revenue Agent’s report (“RAR”) detailing proposed adjustments for the tax years under examination.  The net tax deficiency associated with the RAR is $8.5 million plus penalties of $1.5 million.  On July 8, 2011, the Company filed a protest letter challenging the proposed adjustments contained in the RAR with the Appeals Division of the IRS.  On July 26, 2012, the Company participated in a hearing with the Appeals Division of the IRS, and the Company believes the net tax deficiency should approximate amounts previously recorded as uncertain income tax positions for the tax years 2005-2009. Therefore, the Company has made a reduction in its tax positions for tax years after 2009 of approximately $1.1 million.  The Company was able to recognize deferred tax assets due to this reduction of prior year tax positions. There are other ongoing audits in various international jurisdictions that are not material to our financial statements.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2012, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Australia	2008-2012
Canada	2006-2012
Denmark	2009-2012
Japan	2007-2012
Mexico	2010-2012
Norway	2010-2012
Republic of Korea	2007-2012
Singapore	2009-2012
South Africa	2009-2012
Sweden	2010-2012
Switzerland	2009-2012
Taiwan	2007-2012
United Kingdom	2006-2012
United States	2006-2012

NOTE 9: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

During 2012, we paid employment compensation of approximately $154,000 in salary, bonus, auto allowance, and other compensation to Landen Fredrick, son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder. In addition, Landen Fredrick participated in the employee health care benefit plans available to all employees of the Company. Landen Fredrick has served as Vice President, North American Sales and Operations since January of 2011. Prior to that, Mr. Fredrick served as Vice President, North American Sales since February of 2010 and as Senior Director of Tools and Training since his hire in May of 2006.

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

 The Company has made cash donations and sold products to MannaRelief as follows:

	2012	2011
Sold Products	$0.3 million	$0.4 million
Contributed Cash Donations	$0.5 million	$0.7 million
Products Donated in Lieu of Cash	$0.1 million	—

On December 1, 2011, the Company entered into a new Consulting Agreement with Wonder Enterprises, LLC (f/k/a Salinda Enterprises, LLC; hereinafter “Wonder”) for an initial term of six months with a renewal period of six months upon thirty days written notice by the Company. Pursuant to the terms of the Consulting Agreement, the Company has paid Wonder $600,000 for consulting services performed by Mr. Caster plus reimbursable expenses through December 31, 2012.

On March 6, 2013, , the Company entered into a new consulting agreement with Wonder, effective January 1, 2013, for an initial term of six months or until May 31, 2013 for the consulting services of Mr. Caster who is an employee of Wonder. Pursuant to the terms of the Consulting Agreement, the Company will pay Wonder $300,000 plus reimbursable expenses for consulting services performed by Mr. Caster. The Consulting Agreement may be renewed by the Company for an additional six month period upon 30 days’ written notice to Wonder before the expiration of the current term.

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds positions in the Company’s associate global downline network marketing system. In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates and during 2012 and 2011, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $3.0 million and $3.2 million, respectively. The aggregate amount of commission and incentives paid to Mr. Robbins was approximately $2.6 million and $2.8 million in 2012 and 2011, respectively. The aggregate amount of commission and incentives paid to family members was approximately $0.4 million in 2012 and 2011, respectively. The majority of $0.4 million paid to family members in each of 2012 and 2011, respectively, was paid to his son, Kevin Robbins in the amount of approximately $0.2 million in each year, as well as his daughter, Marla Finley, and daughter-in-law, Demra Robbins, who both share an account that totaled approximately $0.2 million in each year. All commissions and incentives were paid to Mr. Robbins and his family members in accordance with the Company’s global associate career and compensation plan.

NOTE 10: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During the years ended December 31, 2012 and 2011, the Company contributed approximately $0.1 million for each year to the 401(k) Plan for matching contributions.

The Company also sponsors a non-U.S. defined benefit plan covering its employees in its Japan subsidiary (the “Benefit Plan”). Pension benefits under the Benefit Plan are based on years of service and annual salary. On July 1, 2012, the Company amended the Benefit Plan to convert the years of service and annual salary components of the Benefit Plan to a point system for position grade and years of service. The Company deferred a prior service cost gain of $0.7 million and was reflected in the projected benefit obligation (“BPO”) for the year ended December 31, 2012.  The Company utilizes actuarial methods. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related Benefit Plan costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants, and changes in the level of benefits provided. The Company uses a measurement date of December 31 to evaluate and record any post-retirement benefits related to the Benefit Plan.

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets were as follows for the years ended December 31 (in thousands):

Projected benefit obligation:	2012	2011
Balance, beginning of year	$1,270	$1,008
Service cost	169	186
Interest cost	15	18
Liability (gains) and losses	94	11
Benefits paid to participants	(71)	(39)
Special termination benefit	7	21
Prior service cost	(678)	—
Pension adjustment	—	6
Foreign currency	(92)	59
Balance, end of year	$714	$1,270

Plan assets:
Fair value, beginning of year	$—	$—
Company contributions	71	39
Benefits paid to participants	(71)	(39)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2012	2011
Benefit obligation	$(714)	$(1,270)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(714)	$(1,270)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2012	2011
Accrued benefit liability	$(714)	$(1,270)
Transition obligation and unrealized gain	(682)	(190
Net amount recognized in the consolidated balance sheets	$(1,396)	$(1,460)

	Years Ended December 31,
Other changes recognized in comprehensive income/loss (in thousands):	2012	2011
Net periodic cost	$158	$221
Current year actuarial (gain) loss	94	11
Amortization of transition obligation	(5)	(5)
Amortization of actuarial gain	—	15
Total recognized in other comprehensive income	89	21
Total recognized in comprehensive income (loss)	$247	$242

	As of December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain/loss (in thousands):	2012	2011
Transition obligation	$168	$202
Prior service cost	602	—
Net actuarial gain	(88)	(12)
Total recognized in accumulated other comprehensive loss	$682	$190

2013 estimated amounts of amortized transition obligation (in thousands):	2013
Transition obligation	$(5)

	As of December 31,
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):	2012	2011
Projected benefit obligation	$714	$1,270
Accumulated benefit obligation	714	887
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2012	2011
Discount rate	1.00%	1.75%
Rate of increase in compensation levels	—	3.0%

Components of Expense

Pension expense for the Benefit Plan is included in selling, general and administrative expenses in the Consolidated Statements of Operations and is comprised of the following for the years ended December 31 (in thousands):

	2012	2011
Service cost	$169	$186
Interest cost	15	18
Amortization of transition obligation	5	5
Gain	(9)	(15)
Special termination	7	21
Prior service cost	(29)	—
Benefit adjustment	—	6
Total pension expense	$158	$221

Estimated Benefits and Contributions

The Company expects to contribute approximately $61,000 to the Benefit Plan in 2013. As of December 31, 2012, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2013	$61
2014	81
2015	130
2016	41
2017	35
Next five years	124
Total expected benefits to be paid	$472

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan (the “2008 Plan”), which reserves up to 1,000,000 shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting held May 30, 2012 to increase the number of shares of common stock subject to the plan by 100,000. As of December 31, 2012, the 2008 Plan had 148,434 stock options available for grant before the plan expires on February 20, 2018.

A summary of changes in stock options outstanding during the year ended December 31, 2012, is as follows:

	2012
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	139	$23.24
Granted	20	$5.00
Exercised	—	$—
Forfeited or expired	(36)	$24.94
Outstanding at end of year	123	$19.76	7.4	—
Options exercisable at year end	90	$22.55	6.9	—

The Company issues new shares upon the exercise of options. No options were exercised during the year ended December 31, 2012.

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2012	2011
Dividend yield:	— (1)	— (1)
Risk-free interest rate:	0.62 — 0.75%	0.78 — 1.82%
Expected market price volatility:	78.4 — 81.6%	71.1 — 72.8%
Average expected life of stock options:	4.5 years	4.5 years

(1)	The Company declared no dividends in 2012 or 2011.

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2012 and 2011 was $3.06 and $6.39 per share, respectively. The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $0.1 million and $0.4 million, respectively.

The Company recorded the following amounts related to the expense of the fair values of options during the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Selling, general and administrative expenses and income (loss) from operations before income taxes	$209	$356
Benefit for income taxes	44	80
Effect on net loss	$165	$276

As of December 31, 2012, the Company had approximately $0.1 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years, ending December 31, as follows (in thousands):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2012	$81	$15	$66
2013	16	3	13
	$97	$18	$79

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware, and warehouse equipment under various non-cancelable operating leases. Some of these leases have renewal options. All of the Company’s leases expire at various times through August 2023. The Company also leases equipment under various month-to-month cancelable operating leases. For the years ended December 31, 2012 and 2011, total rent expense was approximately $3.9 million and $4.3 million, respectively.

Approximate future minimum rental commitments for non-cancelable operating leases (in thousands) are as follows:

Years ending December 31,
2013	$2,253
2014	1,141
2015	1,035
2016	839
2017	781
Thereafter	176
$6,225

Purchase Commitments

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. Purchase agreements with suppliers that contain minimum purchase clauses are as follows:

•
In March 2006, the Company entered into a ten-year supply agreement to purchase plant-derived mineral nutrition products from IHT Health Products, Inc. (f.k.a. InB:Biotechnologies, Inc.). As of December 31, 2012, the Company is required to purchase an aggregate of $6.7 million through 2016.

•
In June of 2008, the Company entered into a three-year supply agreement with Improve U.S.A. to purchase an aloe vera powder. In August 2011, the Company entered into an amendment to its supply agreement to extend the term of the agreement for a period of three years commencing June 1, 2011 and expiring on May 14, 2014. As of December 31, 2012, the Company is required to purchase $1.0 million by the end of the agreement in 2014.

Royalty and Consulting Agreements

The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and email provided to our associates. The Company paid royalties for such royalty agreements of $0.3 million and $0.2 million in 2012 and 2011, respectively. Royalty costs were reclassified to costs of sales from selling and administrative expenses.

Employment Agreements

The Company has non-cancellable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2012, the Company would continue to be indebted to the executives for $1.3 million, payable through 2013.

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

Administrative Proceedings

Our 2005-2009 tax years remain subject to examination by the IRS for U.S. federal tax purposes. On May 26, 2011 the IRS issued a Revenue Agent’s report (“RAR”) detailing proposed adjustments for the tax years under examination.  The net tax deficiency associated with the RAR is $8.5 million plus penalties of $1.5 million.  On July 8, 2011, we filed a protest letter challenging the proposed adjustments contained in the RAR and are pursuing resolution of these items with the Appeals Division of the IRS.  On July 26, 2012, the Company participated in a hearing with the Appeals Division of the IRS, and the Company believes the net tax deficiency should approximate amounts previously recorded as uncertain income tax positions for the tax years 2005-2009. Therefore, the Company has made a reduction in its tax positions for tax years after 2009 of approximately $1.1 million. The Company was able to recognize deferred tax assets due to this reduction of prior year tax positions. There are other ongoing audits in various international jurisdictions that are not material to our financial statements.

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict what liability or damages the Company might incur in connection with any litigation, based on the advice of counsel and management review of the existing facts and circumstances related to certain legal proceedings, and related legal fees, the Company has accrued $0.2 million as of December 31, 2012 for these matters, which is included in accrued expenses in its Consolidated Balance Sheet.

NOTE 14: SHAREHOLDERS’ EQUITY

Equity Line

On September 16, 2010, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (“Dutchess”), whereby the Company may sell up to $10 million of the Company’s common stock to Dutchess over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares pursuant to the Investment Agreement (the “Equity Line”).

The Company may draw on the Equity Line from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company is not permitted to draw on the Equity Line unless there is an effective registration statement to cover the resale of the shares. The Company filed a registration statement with the SEC, and on October 28, 2010, the SEC declared effective the Company’s Registration Statement on Form S-3 (File No. 333-169774), which registered up to 5,000,000 shares of common stock that may be resold by Dutchess pursuant to the Investment Agreement.  The number of shares registered on Form S-3 are subject to adjustment for the reverse stock split pursuant to Rule 416 of the Securities Act.

Investors should read the Investment Agreement together with the other information concerning the Company that the Company publicly files in reports and statements with the SEC.

As of March 27, 2013, no shares of common stock have been issued pursuant to the Investment Agreement.

Preferred Stock

On May 19, 1998, the Company amended its Amended and Restated Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to 99.0 million and the Company authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have ever been issued or outstanding.

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”).

On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. During July 2011, the Company repurchased 528 shares of its common stock in the open market under the June 2004 Plan. The total cost and average price per share were approximately $5,000 and $9.43, respectively. As of March 22, 2013, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. No shares have ever been purchased under  the August 2006 Plan.  The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

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

The after-tax components of accumulated other comprehensive income (loss), are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2011	$(539)	112	(427)
Current-period change	(565)	315	(250)
Balance as of December 31, 2012	$(1,104)	$427	$(677)

NOTE 15: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings Per Share (EPS) by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. The diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards under the 2008 Stock Incentive Plan. The Company reported net losses for the years ended December 31, 2012 and 2011 and approximately 0.1 million of the Company’s stock options were excluded from the diluted EPS calculation for each year, respectively, as the effect would have been antidilutive. In determining potential dilution effect of outstanding stock options during 2012 and 2011, the Company used average common stock close price of $5.32 and $10.89, per share, respectively.

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

The Company operates facilities in ten countries and sells product in twenty-four countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa and Mexico. Each facility services different geographic areas. We currently sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore and Taiwan). In November 2012, the Company commenced the shipment of its products to the Ukraine and in December 2012, the Company commenced the shipment of its products to Hong Kong. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets.

Consolidated net sales shipped to customers in these regions, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

Region	2012		2011
North America	$86.5	49.9%	$101.9	50.8%
Asia/Pacific	70.6	40.7%	81.4	40.6%
EMEA	16.3	9.4%	17.4	8.6%
Total	$173.4	100.0%	$200.7	100.0%

	2012	2011
Consolidated product sales	$155.8	$171.5
Consolidated pack sales	11.4	21.3
Consolidated other, including freight	6.2	7.9
Total	$173.4	$200.7

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following countries, as follows (in millions):

Region	2012	2011
North America	$3.8	$8.2
Asia/Pacific	0.7	1.1
EMEA	0.3	0.3
Total	$4.8	$9.6

Inventory balances by region, which consist of raw materials, and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following countries as of December 31, as follows (in millions):

Region	2012	2011
North America	$9.5	$12.2
Asia/Pacific	4.2	3.8
EMEA	1.5	1.8
Total	$15.2	$17.8

NOTE 17: SUBSEQUENT EVENTS

On February 14, 2013, B. Keith Clark, Chief Operating Officer and Chief Legal Officer departed from the Company. Mr. Clark’s employment termination date was March 18, 2013 and under the terms of his employment agreement, as amended, he will receive a bi-weekly payment of $12,884.62 through May 17, 2014. Additionally, Mr. Clark will have continued use of an automobile jointly leased and paid monthly by the Company for $992.64 through the lease expiration date of May 17, 2014.

On March 4, 2013, the Company entered into an employment agreement with Roy Truett to serve as its President of International and Chief Operating Officer. The employment agreement provides for Mr. Truett’s employment for a term of one year and will renew for successive one-year terms if not previously terminated or if neither party gives the other at least thirty days’ prior written notice of its intent not to renew.  Furthermore, the employment agreement provides for an annual base salary of $340,000 and for (i) up to $30,000 for moving expenses; (ii) up to $30,000 for closing costs related to the purchase of a residence; (iii) commuting costs and temporary housing costs for a period of up to six months; (iv) a signing bonus of $50,000; (v) eligibility to earn up to $52,000 pursuant to the 2013 executive bonus plan; (vi) a monthly car allowance of $1,000; (vii) twenty days of paid vacation annually; and (viii) all employee benefits offered to Mannatech’s employees. In conjunction with the employment agreement, the Company granted stock options to purchase 10,000 shares of its common stock with an exercise price of $5.69 per share. The grant date of the options is March 4, 2013 with a fair value of $3.53 per share that vest equally over three years.

On March 6, 2013, the Company entered into a new consulting agreement with Wonder Enterprises, LLC (hereinafter “Wonder”), effective January 1, 2013, for an initial term of six months or until May 31, 2013 for the consulting services of Mr. Caster who is an employee of Wonder and the Company’s founder and a major stockholder. Pursuant to the terms of the Consulting Agreement, the Company will pay Wonder $300,000 plus reimbursable expenses for consulting services performed by Mr. Caster. The Consulting Agreement may be renewed by the Company for an additional six month period upon 30 days’ written notice to Wonder before the expiration of the current term.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.4	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.2	2008 Stock Incentive Plan.	DEF 14A	000-24657	Appendix B	April 29, 2008
10.3	First Amendment to the Mannatech 2008 Stock Incentive Plan.	8-K	000-24657	99.1	June 11, 2010
10.4	Mannatech, Incorporated 2008 Stock Incentive Plan, as amended.	8-K	000-24657	10.1	June 1, 2012
10.5	Investment Agreement by and between Mannatech and Dutchess Opportunity Fund, II, LP dated September 16, 2010.	8-K	000-24657	10.1	September 21, 2010
10.6	Amendment to Investment Agreement, dated as of October 4, 2010, by and between Mannatech and Dutchess Opportunity Fund, II, LP.	8-K	000-24657	10.1	October 5, 2010
10.7	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.8	Registration Rights Agreement by and between Mannatech and Dutchess Opportunity Fund, II, LP dated September 16, 2010.	8-K	000-24657	10.2	September 21, 2010
10.9	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.10	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.11	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.12	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998
10.13	Second Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.1	November 9, 2005
10.14	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated May 29, 1997 as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998
10.15	Third Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.2	November 9, 2005
10.16	Trademark License and Supply Agreement between Mannatech and Carrington Laboratories, Inc., dated January 25, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	January 31, 2007
10.17	Supply Agreement between Mannatech and Natural Aloe de Costa Rica, S.A. dated April 1, 2012 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 3, 2011
10.18	Supply Agreement between Mannatech (International) Limited and Marinova Pty. Limited, effective August 9, 2007 and dated May 7, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.19	Amendment to Purchase Agreement between Mannatech and Marinova PTY, Limited, dated May 6, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.4	August 11, 2008
10.20	Purchase Agreement between Mannatech and Larex, Inc., dated January 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.18	March 16, 2006
10.21	Purchase Agreement between Mannatech and Wellness Enterprises, LLC, dated February 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.19	March 16, 2006
10.22	Supply Agreement between Mannatech and Coradji PTY. Limited, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	10.1	March 29, 2005
10.23	Supply License Agreement between Mannatech and InB:Biotechnologies, Inc., dated March 22, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment requestsubmitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.2	May 10, 2006
10.24	Initial Commercial Supply and Manufacturing Agreement between Mannatech and Fine Chemetics, Inc., dated March 29, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2006
10.25	Supply Agreement between Mannatech, Incorporated, and Improve U.S.A., Inc., effective June 1, 2008, and executed May 2, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 8, 2008
10.26	Amendment to Supply Agreement between Mannatech and Improve U.S.A., dated June 1, 2011. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	August 22, 2011
10.27	Services Agreement by and between Integrated Distribution and Logistics Direct, LLC and Mannatech dated July 2, 2012 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	July 9, 2012
10.28
Sublease by and between Integrated Distribution and Logistics Direct, LLC and Mannatech, dated July 2, 2012. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)

10.29	Amended and Restated Employment Agreement between Terry L. Persinger and Mannatech, dated June 16, 2008.	8-K	000-24657	10.1	June 20, 2008
10.30	Employment Agreement between Robert A. Sinnott, Ph.D. and Mannatech, dated October 5, 2007.	8-K	000-24657	10.3	October 11, 2007
10.31	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated January 23, 2006.	10-K	000-24657	10.32	March 16, 2006
10.32	Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated October 5, 2007.	8-K	000-24657	10.2	October 11, 2007
10.33	First Amendment to Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated December 18, 2008.	10-K	000-24657	10.24	March 12, 2009
10.34	Mutual Severance and Release Agreement by and between Stephen D. Fenstermacher and Mannatech, dated March 12, 2012	10-Q	000-24657	10.1	May 10, 2012
10.35	Employment Agreement between Terence L. O’Day and Mannatech, dated October 5, 2007.	8-K	000-24657	10.1	October 11, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.36	Employment Agreement between B. Keith Clark and Mannatech, dated October 5, 2007.	8-K	000-24657	10.4	October 11, 2007
10.37	Employment Agreement between Wayne L. Badovinus and Mannatech, dated June 4, 2008.	8-K	000-24657	10.1	June 9, 2008
10.38	Employment Agreement between Terri F. Maxwell and Mannatech, dated August 28, 2008.	8-K	000-24657	10.1	September 2, 2008
10.39	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004
10.40	Termination of Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated March 6, 2009.	8-K	000-24657	10.1	March 10, 2009
10.41	Follow-Up Agreement to Letter of Intent Agreement between Mannatech and Jett, dated September 10, 2001.	10-Q	000-24657	10.4	November 14, 2001
10.42	Letter of Understanding between Mannatech and Dr. John Axford, dated April 19, 2006.	8-K	000-24657	99.1	April 21, 2006
10.43	Extension of the Letter of Spokesperson Arrangement between Mannatech and Dr. John Axford, dated February 18, 2007.	8-K	000-24657	99.1	February 21, 2007
10.44	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.45	Amendment to Employment Agreement between Alfredo Bala and Mannatech, dated October 11, 2007.	8-K	000-24657	10.1	October 17, 2007
10.46	Clinical Research Agreement dated January 3, 2007 by and between St. George’s Hospital Medical School (trading as St George’s, University of London), and Mannatech, Inc.	10-K	000-24657	10.39	March 17,2008
10.47	Employment Agreement, effective March 2, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.1	March 6, 2009
10.48	First Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.4	December 18, 2009
10.49	Consulting Agreement, dated March 17, 2009, between Mannatech and Salinda Enterprises, LLC and Samuel L. Caster.	8-K	000-24657	10.1	March 19, 2009
10.50	Consulting Agreement, dated December 1, 2011, by and between Mannatech and Wonder Enterprises, LLC (f/k/a Salinda Enterprises, LLC) and Samuel L. Caster.	10-K	000-24657	10.46	March 29, 2012
10.51	Consulting Agreement, effective January 1, 2013, by and between Mannatech and Wonder Enterprises, LLC and Samuel L. Caster, dated March 6, 2013.	*	*	*	*
10.52	Separation and Release Agreement, dated July 17, 2009 between Mannatech and Terri F. Maxwell.	8-K	000-24657	10.1	July 21, 2009
10.53	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Stephen D. Fenstermacher.	8-K	000-24657	10.1	December 18, 2009
10.54	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Robert A. Sinnott, Ph.D.	8-K	000-24657	10.2	December 18, 2009
10.55	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and B. Keith Clark.	8-K	000-24657	10.3	December 18, 2009
10.56	Employment Agreement, dated March 4, 2013, by and between Mannatech and Roy Truett.	8-K	000-24657	10.1	March 6, 2013
14.1	Code of Ethics.	10-K	000-24657	14.1	March 16, 2007
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO USA, LLP.	*	*	*	*
23.2*	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.	*	*	*	*
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
99.1*	Financial Statement Schedule Regarding Valuation and Qualifying Accounts.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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