Form 10-Q
period 2013-03-31
MANNATECH INC
filed 2013-05-13
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the quarterly period ended:  March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission File No. 000-24657

MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2508900
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 S. Royal Lane, Suite 200, Coppell, Texas	75019
(Address of Principal Executive Offices)	(Zip Code

Registrant’s Telephone Number, including Area Code:  (972) 471-7400
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

As of May 3, 2013, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,647,735.

MANNATECH, INCORPORATED

Special Note Regarding Forward-Looking Statements

Certain disclosures and analysis in this Form 10-Q, including information incorporated by reference, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements other than statements of historical fact are considered forward-looking statements and reflect only current views about future events and financial performance. Some of these forward-looking statements include statements regarding:

■	management’s plans and objectives for future operations;

■	existing cash flows being adequate to fund future operational needs;

■	future plans related to budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;

■	the realization of net deferred tax assets;

■	the ability to curtail operating expenditures;

■	global statutory tax rates remaining unchanged;

■	the impact of future market changes due to exposure to foreign currency translations;

■	the possibility of certain policies, procedures, and internal processes minimizing exposure to market risk;

■	the impact of new accounting pronouncements on financial condition, results of operations, or cash flows;

■	the outcome of new or existing litigation matters;

■	the outcome of new or existing regulatory inquiries or investigations; and

■	other assumptions described in this report underlying such forward-looking statements.

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2012, and the “Risk Factors” section in Part II, Item 1A of this Form 10-Q, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

■	overall growth or lack of growth in the nutritional supplements industry;

■	plans for expected future product development;

■	changes in manufacturing costs;

■	shifts in the mix of packs and products;

■	the future impact of any changes to global associate career and compensation plans or incentives;

■	the ability to attract and retain independent associates and members;

■	new regulatory changes that may affect operations or products;

■	the competitive nature of our business with respect to products and pricing;

■	publicity related to our products or network-marketing; and

■	the political, social, and economic climate.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Cash and cash equivalents	$15,087	$14,377
Restricted cash	1,513	1,515
Accounts receivable, net of allowance of $31 and $20 in 2013 and 2012, respectively	173	324
Income tax receivable	893	884
Inventories, net	13,651	15,154
Prepaid expenses and other current assets	2,797	2,487
Deferred tax assets	533	561
Total current assets	34,647	35,302
Property and equipment, net	4,270	4,825
Construction in progress	9	8
Long-term restricted cash	3,624	3,736
Other assets	3,093	3,187
Long-term deferred tax assets	444	502
Total assets	$46,087	$47,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases and other financing arrangements	$1,118	$780
Accounts payable	4,101	4,154
Accrued expenses	7,101	6,348
Commissions and incentives payable	5,203	7,373
Taxes payable	4,715	3,901
Current deferred tax liability	177	179
Deferred revenue	1,253	1,486
Total current liabilities	23,668	24,221
Capital leases, excluding current portion	819	938
Long-term deferred tax liabilities	3	2
Other long-term liabilities	1,723	2,178
Total liabilities	26,213	27,339

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,768,972 shares issued and 2,647,735 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	42,567	42,614
Accumulated deficit	(6,276)	(6,920)
Accumulated other comprehensive loss	(1,621)	(677)
Less treasury stock, at cost, 121,237 shares in 2013 and 2012	(14,796)	(14,796)
Total shareholders’ equity	19,874	20,221
Total liabilities and shareholders’ equity	$46,087	$47,560

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended March 31,
	2013	2012
Net sales	$41,666	$44,502
Cost of sales	7,697	8,275
Gross profit	33,969	36,227

Operating expenses:
Commissions and incentives	17,541	18,985
Selling and administrative expenses	8,631	9,655
Depreciation and amortization	637	2,458
Other operating costs	6,505	7,185
Total operating expenses	33,314	38,283

Income (loss) from operations	655	(2,056)
Interest income (expense)	(13)	(53)
Other income, net	417	892
Income (loss) before income taxes	1,059	(1,217)

Provision for income taxes	(415)	(183)
Net income (loss)	$644	$(1,400)

Income (loss) per common share:
Basic	$0.24	$(0.53)
Diluted	$0.24	$(0.53)

Weighted-average common shares outstanding:
Basic	2,648	2,648
Diluted	2,650	2,648

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2013	2012
Net income (loss)	$644	$(1,400)
Foreign currency translations	(944)	(806)
Comprehensive loss	$(300)	$(2,206)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2012	$—	$42,614	$(6,920)	$(677)	$(14,796)	$20,221
Net income	—	—	644	—	—	644
Charge related to stock-based compensation	—	37	—	—	—	37
Tax shortfall from expiration of stock options	—	(84)	—	—	—	(84)
Foreign currency translations	—	—	—	(944)	—	(944)
Balance at March 31, 2013	$—	$42,567	$(6,276)	$(1,621)	$(14,796)	$19,874

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$644	$(1,400)
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	637	2,458
Provision for inventory losses	143	350
Provision for doubtful accounts	16	8
Loss on disposal of assets	—	28
Accounting charge related to stock-based compensation expense	37	50
Deferred income taxes	25	(95)
Changes in operating assets and liabilities:
Accounts receivable	125	31
Income tax receivable	(9)	(1)
Inventories	1,312	(102)
Prepaid expenses and other current assets	358	(516)
Other assets	(25)	(442)
Accounts payable	(30)	1,287
Accrued expenses and other liabilities	457	(2,433)
Taxes payable	894	198
Commissions and incentives payable	(2,041)	(2,921)
Deferred revenue	(230)	(93)
Net cash provided from (used in) operating activities	2,313	(3,593)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(79)	(106)
Proceeds from sales of assets	—	4
Change in restricted cash	(2)	(351)
Net cash used in investing activities	(81)	(453)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of fractional shares from reverse stock split	—	(3)
Repayment of capital lease obligations	(365)	(387)
Net cash used in financing activities	(365)	(390)
Effect of currency exchange rate changes on cash and cash equivalents	(1,157)	(1,047)
Net increase (decrease) in cash and cash equivalents	710	(5,483)
Cash and cash equivalents at the beginning of the period	14,377	18,057
Cash and cash equivalents at the end of the period	$15,087	$12,574
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$(358)	$(255)
Interest paid on capital leases	$37	$46

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products. We currently sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, the Ukraine and the United Kingdom); (iii) Asia/Pacific (Australia, Hong Kong, Japan, New Zealand, the Republic of Korea, Singapore and Taiwan). In November 2012, the Company commenced the shipment of its products to the Ukraine. In December 2012, the Company commenced the shipment of its products to Hong Kong and officially launched Hong Kong operations in April 2013.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2012 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2012 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 28, 2013 (the “2012 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2012 Annual Report.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. For each of the periods ended March 31, 2013 and December 31, 2012, credit card receivables were $1.7 million, and cash and cash equivalents held in bank accounts in foreign countries totaled $12.5 million and $10.8 million, respectively.  The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of March 31, 2013 and December 31, 2012, our total restricted cash was $5.1 million and $5.3 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2013 and December 31, 2012, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At March 31, 2013 and December 31, 2012, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of March 31, 2013 and December 31, 2012, other assets were $3.1 million and $3.2 million, respectively, and primarily consisted of deposits for building leases in various locations of $1.7 million and $1.8 million, respectively.  Additionally, included in the March 31, 2013 and December 31, 2012 balances was $1.0 million, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in the March 31, 2013 and December 31, 2012, balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Other Long-Term Liabilities

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of March 31, 2013 and December 31, 2012, accrued restoration costs related to these leases amounted to $0.3 million and $0.5 million, respectively. As of March 31, 2013, $0.2 million was reclassified to accrued expenses for leases that expired and were not renewed during the first quarter of 2013. Also included in long-term liabilities at March 31, 2013 and December 31, 2012 was an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.7 million, respectively.

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to the post-employment royalty benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of March 31, 2013 and December 31, 2012, the Company’s liability related to this royalty agreement was $0.1 million and $0.2 million, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At March 31, 2013 and December 31, 2012, the Company’s deferred revenue was $1.3 million and $1.5 million, respectively, and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by period end; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the three months ended March 31, 2013 our sales return reserve consisted of the following (in thousands):

March 31, 2013
Sales reserve as of January 1, 2013	$156
Provision related to sales made in current period	289
Adjustment related to sales made in prior periods	(29)
Actual returns or credits related to current period	(133)
Actual returns or credits related to prior periods	(130)
Sales reserve as of March 31, 2013	$153

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales. To improve the matching of costs associated with the revenue from freight and shipping fees collected, beginning December 31, 2012, freight charges associated with shipping products to our customers were reclassified to cost of sales from selling and administrative expenses with prior periods’ presentations adjusted accordingly. Total revenue from freight and shipping fees were approximately $1.9 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively. Total freight costs included in cost of sales were approximately $1.6 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively.

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

In order to more closely conform to the financial presentations of our competitors, beginning December 31, 2012, commission and incentive expenses were reclassified to operating expenses from cost of sales with prior periods’ presentations adjusted accordingly. Total commission and incentive expenses reclassified to operating expenses were approximately $17.5 million and $19.0 million for the three months ended March 31, 2013 and 2012, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at March 31, 2013 and December 31, 2012, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$5,899	$6,071
Finished goods	9,171	10,702
Inventory reserves for obsolescence	(1,419)	(1,619)
Total	$13,651	$15,154

NOTE 3: INCOME TAXES

For the three months ended March 31, 2013 and 2012, the Company’s effective tax rate was 39.2% and (15.1)%, respectively. For the three months ended March 31, 2013 and 2012, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

For the three months ended March 31, 2012, the Company had a provision for income tax despite the pre-tax losses primarily because of increases in the valuation allowance for deferred tax assets, increases in uncertain income tax positions, and differences from foreign operations.

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

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings Per Share (“EPS”) by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. The Company reported net income for the three months ended March 31, 2013 and during that period a negligible amount of common stock subject to options was dilutive. The Company reported net losses for the three months ended March 31, 2012 and approximately 0.1 million shares of the Company’s common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive. In determining the potential dilution effect of outstanding stock options during the three months ended March 31, 2013 and 2012, the Company used the quarter’s average common stock close price of $6.07 and $4.17 per share, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, which was amended May 30, 2012 (as amended, the “2008 Plan”), which reserves up to 200,000 shares, for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the 2008 Plan by 100,000.  As of March 31, 2013, the 2008 Plan had 76,108 stock options available for grant before the 2008 Plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended March 31, 2013 and 2012, the Company granted 75,000 and 5,000 stock options, respectively. The fair value of stock options granted during the three months ended March 31, 2013 ranged from $3.53 to $3.57 per share. The Company recognized compensation expense as follows for the three months ended March 31 (in thousands):

	Three months
	2013	2012
Total gross compensation expense	$37	$50
Total tax benefit associated with compensation expense	8	11
Total net compensation expense	$29	$39

As of March 31, 2013, the Company expects to record compensation expense in the future as follows (in thousands):

		Year ending December 31,
	Nine months ending December 31, 2013	2014	2015	2016
Total gross unrecognized compensation expense	$112	$101	$85	$15
Tax benefit associated with unrecognized compensation expense	19	16	13	2
Total net unrecognized compensation expense	$93	$85	$72	$13

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of May 3, 2013, no shares of common stock have been issued pursuant to the Investment Agreement.

Treasury Stock

The Company is authorized to repurchase the lesser of (i) 131,756 shares and (ii) $1.3 million in shares pursuant to a stock repurchase plan adopted by the Company’s Board of Directors on June 30, 2004 (as amended, the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”).  The Company has not repurchased any shares of its common stock since July 14, 2011.

As of May 3, 2013, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. No shares have ever been purchased under the August 2006 Plan.  The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. While it is not possible to predict what liability or damages the Company might incur in connection with any litigation, based on the advice of counsel and management review of the existing facts and circumstances related to certain legal proceedings, and related legal fees, the Company has accrued $0.1 million as of March 31, 2013 for such matters, which is included in accrued expenses in its Consolidated Balance Sheet.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. This ASU is effective beginning January 1, 2013. Because this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. No additional disclosures were presented during the quarter as there were no material reclassifications from AOCI during the periods presented.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2013. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$1,141	$—	$—	$1,141
Interest bearing deposits – various banks, Korea	2,596	—	—	2,596
Total assets	$3,737	$—	$—	$3,737
Amounts included in:
Cash and cash equivalents	$1,141	$—	$—	$1,141
Long-term restricted cash	2,596	—	—	2,596
Total	$3,737	$—	$—	$3,737

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SEGMENT INFORMATION

The Company conducts its business as a single operating segment, consolidating all of its business units into a single reportable entity, as a seller of proprietary nutritional supplements, topical and skin care products, and weight-management products through its network marketing distribution channels operating in twenty-four countries. Each of the Company’s business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its associates and distributes its products through similar distribution channels in each country. No single associate has ever accounted for more than 10% of the Company’s consolidated net sales.

The Company operates facilities in eleven countries and sells product in twenty-four countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the Ukraine, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, and Mexico. Each facility services different geographic areas. We currently sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, the Ukraine and the United Kingdom); (iii) Asia/Pacific (Australia, Hong Kong, Japan, New Zealand, the Republic of Korea, Singapore and Taiwan). In November 2012, the Company commenced the shipment of its products to the Ukraine. In December 2012, the Company commenced the shipment of its products to Hong Kong and officially launched Hong Kong operations in April 2013. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets.

Consolidated net sales shipped to customers in these regions, along with pack and product information for the three months ended March 31, are as follows (in millions, except percentages):

	Three months
Region	2013		2012
North America	$20.5	49.2%	$22.5	50.5%
Asia/Pacific	17.8	42.7%	18.1	40.7%
EMEA	3.4	8.1%	3.9	8.8%
Total	41.7	100.0%	44.5	100.0%

	Three months
	2013	2012
Consolidated product sales	$37.4	$39.9
Consolidated pack sales	2.3	3.1
Consolidated other, including freight	2.0	1.5
Consolidated total net sales	$41.7	$44.5

Long-lived assets by region, which include property, equipment and construction in progress for the Company and its subsidiaries, reside in the following regions (in millions):

Region	March 31, 2013	December 31, 2012
North America	$3.5	$3.8
Asia/Pacific	0.5	0.7
EMEA	0.3	0.3
Total	$4.3	$4.8

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventory balances by region, which consist of raw materials, work in progress, finished goods, and promotional materials, as offset by obsolete inventories, were as follows (in millions):

Region	March 31, 2013	December 31, 2012
North America	$8.5	$9.5
Asia/Pacific	3.4	4.2
EMEA	1.8	1.5
Total	$13.7	$15.2

NOTE 11: SUBSEQUENT EVENTS

On May 10, 2013 the Company was served notice of a lawsuit filed by Ms. Natalie Clark, a former executive with the Company, in the 192nd Judicial District Court, Dallas County, Texas (the “Court”) alleging discrimination and harassment based on gender. Ms. Clark alleges that she was stripped of her duties and wrongfully discharged as part of an alleged “purge of females in key positions” within the Company. Ms. Clark is seeking damages in excess of $1,000,000. The Company has retained counsel and must file its answer with the Court on or before June 3, 2013.

It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, the Company believes it has a valid defense and will vigorously defend this claim.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2013 as compared to the same period in 2012, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system. We operate in the in three regions: (i) North America (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, the Ukraine and the United Kingdom); (iii) Asia/Pacific (Australia, Hong Kong, Japan, New Zealand, the Republic of Korea, Singapore and Taiwan). In November 2012, the Company commenced the shipment of its products to the Ukraine. In December 2012, the Company commenced the shipment of its products to Hong Kong and officially launched Hong Kong operations in April 2013. The Company is currently pursuing a launch of formal operations in the Ukraine market in 2013.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 231,000 active independent associates and members who have purchased our products and/or packs within the last 12 months, who we refer to as active independent associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in twenty-four countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of associates and members; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure.

Current Economic Conditions and Recent Developments

During the first quarter of 2013 we continued our effort for future revenue growth.  We completed entity formation and registrations in the Ukraine in preparation of launching formal operations in 2013. In April 2013 we started formal operations in Hong Kong and we expect that formal operations in the Ukraine will follow later in the year.

The recruitment of new associates and members in the first quarter of 2013 increased by 10.1% compared to first quarter of 2012.  The increase in recruitment is due to an increase in the number of first-time members.  We believe the increase was due to the 4Free Discount Program in the United States and Canada. Although we had an increase in the number of new independent associates and members, we experienced a decline in overall sales during the first quarter of 2013.

North America net sales declined in the first quarter of 2013 by 8.9% as compared to the first quarter of 2012 due to the reduction in the number of existing independent associates in that region, which resulted in a decline in the number of orders processed. Asia/Pacific net sales declined in the first quarter of 2013 by 1.7% as compared to the first quarter of 2012 due to the unfavorable fluctuations in foreign currency exchange rates.  Excluding the fluctuation in foreign currency exchange rates, Asia/Pacific net sales increased in the first quarter of 2013 by 1.1%.  EMEA net sales declined in the first quarter of 2013 by 12.8% as compared to the first quarter of 2012 in part due to fluctuations in foreign currency exchange rates and in part due to the reduction in the number of existing independent associates in that region, which resulted in a decline in the number of orders processed.  Excluding the fluctuation in foreign currency exchange rates, EMEA net sales declined in the first quarter of 2013 by 5.1%.

We lowered operating expenses as compared to the first quarter of 2012 which generated net income for the first quarter of 2013.  The lower operating expenses also favorably impacted our cash flows from operations. We remain dedicated to our 2013 goal of restoring profitability; therefore, we are continuing to monitor operating performance and reduce our operating expenses on a global basis.  We expect these targeted expense reductions to continue to have a positive impact on profitability and cash flow.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	2013			2012		Change
	Total dollars	% of net sales		Total dollars	% of net sales	Dollar	Percentage
Net sales	$41,666	100.0%		$44,502	100.0%	$(2,836)	(6.4)%
Cost of sales	7,697	18.5%		8,275	18.6%	(578)	(7.0)%
Gross profit	33,969	81.5%		36,227	81.4%	(2,258)	(6.2)%

Operating expenses:
Commissions and incentives	17,541	42.1%		18,985	42.7%	(1,444)	(7.6)%
Selling and administrative expenses	8,631	20.7%		9,655	21.7%	(1,024)	(10.6)%
Depreciation and amortization	637	1.5%		2,458	5.5%	(1,821)	(74.1)%
Other operating costs	6,505	15.6%		7,185	16.1%	(680)	(9.5)%
Total operating expenses	33,314	79.9%		38,283	86.0%	(4,969)	(13.0)%
Income (loss) from operations	655	1.6%		(2,056)	(4.6)%	2,711	131.9%
Interest expense	(13)	(0.1	) %	(53)	(0.1)%	40	75.5%
Other income (expense), net	417	1.0%		892	2.0%	(475)	(53.3)%
Income (loss) before income taxes	1,059	2.5%		(1,217)	(2.7)%	2,276	187.0%
Provision for income taxes	(415)	(1.0)%		(183)	(0.4)%	(232)	(126.8%)
Net income (loss)	$644	1.5%		$(1,400)	(3.1)%	$2,044	146.0%

Consolidated net sales by region for the three months ended March 31, 2013 and 2012 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2013		2012
North America	$20.5	49.2%	$22.5	50.5%
Asia/Pacific	17.8	42.7%	18.1	40.7%
EMEA	3.4	8.1%	3.9	8.8%
Total	$41.7	100.0%	$44.5	100.0%

Net Sales

Consolidated net sales for the three months ended March 31, 2013 decreased by $2.8 million, or 6.4%, to $41.7 million, as compared to $44.5 million for the same period in 2012.

North American sales decreased by $2.0 million, or 8.9%, to $20.5 million, as compared to $22.5 million for the same period in 2012. The introduction of the 4Free Discount Program in the second quarter of 2012 in the United States and Canada has led to an increase in the number of members being recruited and an increase in revenue being generated from member orders in the first quarter 2013 as compared to the first quarter 2012, although the discount program has contributed to an overall decrease in the average revenue per order.  The member increases in recruitment and revenue generation have been offset by a reduction in the revenue being generated from associate orders primarily due to a decline in active associates and a decline in the revenue per order.  The net effect of the changes in members and associates is a decline in revenue and a decrease in the revenue per order in the first quarter 2013 as compared to the first quarter 2012.

For the three months ended March 31, 2013, our operations outside of North America accounted for approximately 50.8% of our consolidated net sales, whereas in the same period in 2012, our operations outside of North America accounted for approximately 49.5% of our consolidated net sales.

Asia/Pacific sales decreased by $0.3 million, or 1.7%, to $17.8 million, as compared to $18.1 million for the same period in 2012 due to the impact of the fluctuation in foreign currency exchange rates.

EMEA sales decreased by $0.5 million, or 12.8%, to $3.4 million, as compared to $3.9 million for the same period in 2012 in part due to fluctuations in foreign currency exchange rates and in part due to the reduction in the number of existing independent associates in that region, which resulted in a decline in the number of orders processed.

Fluctuation in foreign currency exchange rates had an overall unfavorable impact on our net sales of approximately $0.8 million for the three months ended March 31, 2013, of which $0.5 million was attributed to Asia/Pacific and $0.3 million was attributed to EMEA. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended March 31, 2012. Excluding these fluctuations, Asia/Pacific net sales would have increased by 1.1% and EMEA net sales would have declined by 5.1%.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;
•	changes in consumer demand;
•	changes in the number of associates and members;
•	changes in competitors’ products;
•	changes in economic conditions;
•	changes in regulations;
•	announcements of new scientific studies and breakthroughs;
•	introduction of new products;
•	discontinuation of existing products;
•	adverse publicity;
•	changes in our commissions and incentives programs;
•	direct competition; and
•	fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

	Three Months		Change
	2013	2012	Dollar	Percentage
Consolidated product sales	$37.4	$39.9	$(2.5)	(6.3)%
Consolidated pack sales	2.3	3.1	(0.8)	(25.8)%
Consolidated other, including freight	2.0	1.5	0.5	33.3%
Total consolidated net sales	$41.7	$44.5	$(2.8)	(6.4)%

Pack sales correlate to new associates who purchase starter packs and to continuing associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing associates and members because associates and members utilize products at different volumes.

Product Sales

Substantially all of our product sales are made to our independent associates at published wholesale prices. We also sell our products to members at discounted published retail prices.

Product sales for the three months ended March 31, 2013 decreased by $2.5 million, or 6.3%, as compared to the same period in 2012. The decrease in product sales was primarily due to the reduction in the average order value, which was attributable to the decrease of 12% in the number of independent associates that purchase our products. The average order value for the three months ended March 31, 2013 was $152 as compared to $159 for the same period in 2012. The 4.4% decrease in average order value resulted in approximately $1.6 million in reduced revenue. The number of orders processed during the three months ended March 31, 2013 decreased by 2.0% as compared to the same period in 2012, which resulted in approximately $0.9 million in reduced revenue.

Pack Sales

Packs may be purchased by our independent associates who wish to build a Mannatech business. These packs are offered to our associates at a discount from published retail prices. There are several pack options available to our associates. In certain markets, pack sales are completed during the final stages of the registration process and can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates can also purchase and sell an upgrade pack, which provides the associate with additional promotional materials, additional products, and eligibility for additional commissions and incentives. Many of our business-building associates also choose to purchase renewal packs to satisfy annual renewal requirements to continue to earn various commissions.

The dollar amount of pack sales associated with new and continuing associates was as follows, for the three months ended March 31 (in millions, except percentages):

	Three Months		Change
	2013	2012	Dollar	Percentage
New	$1.3	$2.1	$(0.8)	(38.1)%
Continuing	1.0	1.0	—	—
Total	$2.3	$3.1	$(0.8)	(25.8)%

Total pack sales for the three months ended March 31, 2013 decreased by $0.8 million, or 25.8%, to $2.3 million, as compared to $3.1 million for the same period in 2012. Average pack value for the three months ended March 31, 2013 was $124, as compared to $150 for the same period in 2012. The total number of packs sold decreased by 1,600, or 7.8%, to 18,900, and the average pack value decreased by $26, or 17.3%, for the three months ended March 31, 2013, as compared to the same period in 2012. Approximately $0.5 million of the reduction in pack sales resulted from the decrease in average pack value with the remaining decrease attributable to the decline in the number of packs sold during the period.

The approximate number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended March 31, 2013 and 2012 were as follows:

	2013		2012
New	99,000	42.9%	80,000	35.2%
Continuing	132,000	57.1%	147,000	64.8%
Total	231,000	100.0%	227,000	100.0%

There was an overall increase in the number of independent associates and members of 4,000, or 1.8%, for the twelve months ended March 31, 2013 as compared to the same period in 2012, which was due to a 155% increase in the number of new and continuing members partially offset by a 12% decline in the number of new and continuing independent associates.

During 2012 and continuing into 2013, we took the following actions to recruit and retain associates and members:

•	registered our products with the appropriate regulatory agencies in all countries of operations;
•	explored new international markets;
•	launched an aggressive marketing and educational campaign;
•	continued to strengthen compliance initiatives;
•	concentrated on publishing results of research studies and clinical trials related to our products;
•	initiated additional incentives;
•	explored new advertising and educational tools to broaden name recognition; and
•	implemented changes to our global associate career and compensation plan.

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

For the three months ended March 31, 2013, other sales increased by $0.5 million, or 33.3%, to $2.0 million, as compared to $1.5 million for the same period in 2012. The increase was primarily due to an increase in freight fees for product and pack shipments. Total revenue from freight and shipping fees were approximately $1.9 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively.

Gross Profit

For the three months ended March 31, 2013, gross profit decreased by $2.2 million, or 6.2%, to $34.0 million, as compared to $36.2 million for the same period in 2012. For the three months ended March 31, 2013, gross profit as a percentage of net sales increased slightly to 81.5%, as compared to 81.4% for the same period in 2012.  The reduction in gross profit is due to the decline in sales as compared to the same period in 2012.

To improve the matching of costs associated with revenue from freight and shipping fees, beginning December 31, 2012, freight costs associated with shipping products to our customers were reclassified to cost of sales from selling and administrative expenses with prior periods’ presentations adjusted accordingly. Total freight costs included in cost of sales were approximately $1.6 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively. Additionally, to more closely conform to the financial presentations of our competitors, royalty costs were reclassified to cost of sales from selling and administrative expenses. Total royalty costs included in cost of sales were approximately $0.1 million for each of the three months ended March 31, 2013 and 2012.

Commission and Incentives

In order to more closely conform to the financial presentations of our competitors, beginning December 31, 2012, commission and incentive expenses have been reclassified to operating expenses from cost of sales with prior periods’ presentations adjusted accordingly. Total commission and incentive expenses reclassified to operating expenses were approximately $17.5 million and $19.0 million for the three months ended March 31, 2013 and 2012, respectively.

Commission expenses for the three months ended March 31, 2013 decreased by 7.7%, or $1.4 million, to $16.7 million, as compared to $18.1 million for the same period in 2012.  The decrease in commissions was due to the decrease in commissionable net sales.  For the three months ended March 31, 2013, commissions as a percentage of net sales decreased to 40.0% from 40.7% for the same period in 2012.

Incentive costs for the three months ended March 31, 2013 decreased by 11.1%, or $0.1 million, to $0.8 million, as compared to $0.9 million for the same period in 2012.  For the three months ended March 31, 2013, incentives as a percentage of net sales decreased to 1.9% from 2.0% for the same period in 2012.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended March 31, 2013, selling and administrative expenses decreased by $1.0 million, or 10.6%, to $8.6 million, as compared to $9.6 million for the same period in 2012. The decrease in selling and administrative expenses consisted primarily of a $1.4 million decrease in payroll-related costs net of accrued severance of $0.4 million for the separation agreement with B. Keith Clark, partially offset by an increase in marketing expenses of $0.4 million. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2013 decreased to 20.7% from 21.7% for the same period in 2012.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended March 31, 2013, other operating costs decreased by $0.7 million, or 9.5%, to $6.5 million, as compared to $7.2 million for the same period in 2012. For the three months ended March 31, 2013, other operating costs as a percentage of net sales decreased to 15.6% from 16.1% for the same period in 2012. The decrease in other operating costs was primarily due to a reduction in office expenses of $0.6 million and legal and consulting fees of $0.5 million partially offset by an increase in travel related costs of $0.4 million.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2013 decreased by 74.1%, or $1.8 million, to $0.6 million, as compared to $2.4 million for the same period in 2012. For the three months ended March 31, 2013 depreciation and amortization expense as a percentage of net sales decreased to 1.5% from 5.5% for the same period in 2012. The decrease in depreciation and amortization expense was primarily due to the completion of depreciation in March 2012 for our enterprise resource system placed in service in April 2007.

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

Other income (expense), net for the three months ended March 31, 2013 was $0.4 million, as compared to other income, net of $0.9 million for the same period in 2012.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows for the three months ended March 31:

Country	2013	2012
Australia	30.0%	30.0%
Canada	26.5%	26.0%
Denmark	25.0%	25.0%
Japan	39.4%	42.0%
Mexico	30.0%	30.0%
Norway	28.0%	28.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	26.3%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	24.0%	24.0%
United States	37.5%	37.5%

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

For each of the periods ended March 31, 2013 and December 31, 2012, we maintained the following valuation allowances for deferred tax assets totaling $8.5 million, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

Country	March 31, 2013	December 31, 2012
	(in millions)
Mexico	$2.4	$2.3
Norway	0.2	0.2
Sweden	0.1	0.1
Switzerland	1.1	1.0
Taiwan	1.2	1.2
United States	3.5	3.7
Total	$8.5	$8.5

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three months ended March 31, 2013, our effective tax rate was 39.2% as compared to (15.1)% for the same period in 2012. For the three months ended March 31, 2013 and 2012, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

For the three months ended March 31, 2012, the Company had a provision for income tax despite the pre-tax losses primarily because of increases in the valuation allowance for deferred tax assets, increases in uncertain income tax positions, and differences from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of March 31, 2013, our cash and cash equivalents increased by 4.9%, or $0.7 million, to $15.1 million from $14.4 million as of December 31, 2012.  The increase in cash and cash equivalents was attributable to $2.3 million provided by operating activities partially offset by the effect of currency exchange rate changes on cash and cash equivalents of $1.2 million and repayments of capital lease obligation of $ 0.4 million.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases and international expansion. In August 2009, the quarterly cash dividend was suspended and remained suspended as of March 31, 2013. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2013, our working capital decreased slightly by $0.1 million, or 0.9%, to $11.0 million from $11.1 million at December 31, 2012.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Used in:	2013	2012
Operating activities	$2.3	$(3.6)
Investing activities	$(0.1)	$(0.4)
Financing activities	$(0.4)	$(0.4)

Operating Activities

As reflected in the table above, we generated positive operating cash flow in the first quarter of 2013 versus negative operating cash in the first quarter of 2012. Cash provided by operating activities was $2.3 million for the three months ended March 31, 2013 compared to cash used in operating activities of $3.6 million for the same period in 2012.  The cash provided for the three months ended March 31, 2013 primarily relates to net earnings adjusted for noncash activities which generated cash of $1.5 million and our working capital accounts of $0.8 million. The cash used for the three months ended March 31, 2012 primarily relates to our working capital accounts use of cash of $5.0 million, a reported net loss of $1.4 million adjusted by noncash activities that provided cash of $2.8 million.

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

Investing Activities

For the three months ended March 31, 2013, our net investing activities used cash of $0.1 million compared to cash used of $0.5 million for the same period of 2012. For the three months ended March 31, 2013 and 2012 we used cash of $0.1 million during each period to purchase capital assets. In the first quarter of 2012, we had an increase in restricted cash of $0.4 million, which was not replicated in the first quarter of 2013.

Financing Activities

For the three months ended March 31, 2013 and 2012, we used cash of $0.4 million in each period to repay capital lease obligations.

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

We entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership on September 16, 2010. Dutchess committed to purchase, subject to certain restrictions and conditions, up to $10 million of our common stock, over a period of 36 months from the first trading following the effectiveness of the registration statement, which was October 28, 2010. We may draw funds from the Equity Line by selling shares of common stock to Dutchess from time to time. We will not receive any proceeds from the resale of these shares of common stock offered by Dutchess. We will however, receive proceeds from the sale of shares to Dutchess pursuant to the Equity Line. The proceeds will be used for general working capital needs and for other general corporate purposes. For more information on the Equity Line, see Note 6 “Shareholders’ Equity”, to our consolidated financial statements.  As of March 31, 2013, no shares of common stock have been issued pursuant to the Investment Agreement.

We are engaged in ongoing audits in various tax jurisdictions and other disputes in the normal course of business. It is impossible at this time to predict whether we will incur any liability, or to estimate the ranges of damages, if any, in connection with these matters. Adverse outcomes on these uncertainties may lead to substantial liability or enforcement actions that could adversely affect our cash position. For more information, see Note 3 “Income Taxes” and Note 7 “Litigation” to our consolidated financial statements.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of March 31, 2013, for the years ending December 31 (in thousands):

	Remaining 2013	2014	2015	2016	2017	Thereafter	Total
Capital lease obligations and other financing arrangements	$1,105	$547	$348	$136	$12	$—	$2,148
Purchase obligations(1) (2)	3,862	1,618	1,200	324	—	—	7,004
Operating leases	1,928	1,807	1,197	833	777	176	6,718
Post-employment royalty	30	66	33	—	—	—	129
Employment agreements	1,260	381	—	—	—	—	1,641
Royalty agreement	63	84	66	—	—	—	213
Tax liability (3)	2,935	134	33	—	—	—	3,102
Other long-term obligations	249	374	294	38	32	663	1,650
Total commitments and obligations	$11,432	$5,011	$3,171	$1,331	$821	$839	$22,605

(1)
For purposes of the table, a purchase obligation is defined as “an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.”

(2)	Excludes approximately $7.6 million of finished product purchase orders that may be cancelled or delivery dates changed as of March 31, 2013.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 3 "Income Taxes" to our consolidated financial statements,.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2013:

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of March 31, 2013, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at March 31, 2013
Office furniture and equipment	5 to 7 years	$1.0 million
Computer hardware and software	3 to 5 years	1.3 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements	2 to 10 years(1)	1.9 million
Total net carrying value at March 31, 2013		$4.3 million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the three months ended March 31, 2013.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of March 31, 2013, we recorded $2.9 million in taxes payable and $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority.   Additionally, we may be requested to extend the statute of limitations for tax years under audit.  The majority of our current tax liability related to uncertain tax positions is associated with an ongoing Internal Revenue Service (“IRS”) audit.  It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change.  We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

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

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2013, we maintained a valuation allowance for deferred tax assets arising from our operations of $8.5 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of March 31, 2013, we had deferred tax assets, after valuation allowance, totaling $3.3 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenue from sales of individual products, sales of starter and renewal packs, and shipping fees. Substantially all product and pack sales are made to associates at published wholesale prices and to members at discounted published retail prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. We recognize corporate-sponsored event revenue when the event is held. We defer certain components of our revenue, which primarily consists of: (i) revenue received from sales of packs and products shipped but not received by the customers at period end; and (ii) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. At March 31, 2013, total deferred revenue was $1.3 million. Significant changes in our shipping methods could result in additional revenue deferrals.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the three months ended March 31, 2013, our assumptions and estimates used for the calculated fair value of stock options granted in 2013 were as follows:

	February 2013 grant	March 2013 grant
Estimated fair value per share of options granted:	$3.57	$3.53
Assumptions:
Annualized dividend yield	0.00%	0.00%
Risk-free rate of return	.75%	.66%
Common stock price volatility	82.3%	82.0%
Expected average life of stock options (in years)	4.5	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of March 31, 2013, using our current assumptions and estimates, we anticipate recognizing $0.3 million in gross compensation expense through 2016 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but has historically ranged between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of March 31, 2013, we had 76,108 shares available for grant in the future.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America (Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Sweden, Switzerland, and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, and Taiwan). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2013 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	1.01600	1.05690	1.03886	1.04230
Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland (Euro)	1.27990	1.36420	1.32086	1.28210
Canada (Dollar)	0.97010	1.01680	0.99257	0.98320
Czech Republic (Koruna)	0.04971	0.05336	0.05176	0.04990
Denmark (Krone)	0.17170	0.18290	0.17709	0.17210
Japan (Yen)	0.01039	0.01161	0.01086	0.01062
Mexico (Peso)	0.07698	0.08125	0.07913	0.08125
New Zealand (Dollar)	0.81920	0.84940	0.83477	0.83800
Norway (Krone)	0.17090	0.18340	0.17778	0.17120
Republic of Korea (Won)	0.00089	0.00098	0.00093	0.00091
Singapore (Dollar)	0.79930	0.81930	0.80839	0.80640
South Africa (Rand)	0.10740	0.11810	0.11199	0.10840
Sweden (Krona)	0.15240	0.15900	0.15544	0.15340
Switzerland (Franc)	1.05060	1.10200	1.07563	1.05410
Taiwan (Dollar)	0.03350	0.03477	0.03409	0.03439
United Kingdom (British Pound)	1.48940	1.62890	1.55370	1.52090

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See “Litigation” in Note 7 of the Notes to our Unaudited Consolidated Financial Statement, which is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

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

MANNATECH, INCORPORATED

Dated: May 13, 2013	By:	/s/ Robert A. Sinnott
Robert A. Sinnott
Chief Executive Officer and Chief Science Officer
(principal executive officer)

Dated: May 13, 2013	By:	/s/ S. Mark Nicholls
S. Mark Nicholls
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.4	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Employment Agreement, dated March 4, 2013, by and between Mannatech and Roy Truett.	8-K	000-24657	10.1	March 6, 2013
10.2	Separation Agreement and Release, dated March 20, 2013, between Mannatech and B. Keith Clark.	8-K	000-24657	10.1	March 25 2013
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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