Form 10-Q
period 2013-06-30
MANNATECH INC
filed 2013-08-07
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2013

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

As of July 31, 2013, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,647,735.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Cash and cash equivalents	$17,787	$14,377
Restricted cash	1,513	1,515
Accounts receivable, net of allowance of $89 and $20 in 2013 and 2012, respectively	246	324
Income tax receivable	19	884
Inventories, net	14,165	15,154
Prepaid expenses and other current assets	3,045	2,487
Deferred tax assets	578	561
Total current assets	37,353	35,302
Property and equipment, net	3,832	4,825
Construction in progress	—	8
Long-term restricted cash	4,231	3,736
Other assets	2,942	3,187
Long-term deferred tax assets	621	502
Total assets	$48,979	$47,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$906	$780
Accounts payable	5,719	4,154
Accrued expenses	7,411	6,348
Commissions and incentives payable	6,235	7,373
Taxes payable	3,684	3,901
Current deferred tax liability	271	179
Deferred revenue	1,504	1,486
Total current liabilities	25,730	24,221
Capital leases, excluding current portion	700	938
Long-term deferred tax liabilities	7	2
Other long-term liabilities	1,679	2,178
Total liabilities	28,116	27,339

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,768,972 shares issued and 2,647,735 shares outstanding	—	—
Additional paid-in capital	42,626	42,614
Accumulated deficit	(5,492)	(6,920)
Accumulated other comprehensive loss	(1,475)	(677)
Less treasury stock, at cost, 121,237 shares in 2013 and 2012	(14,796)	(14,796)
Total shareholders’ equity	20,863	20,221
Total liabilities and shareholders’ equity	$48,979	$47,560

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$44,801	$43,611	$86,467	$88,113
Cost of sales	8,694	8,852	16,391	17,127
Gross profit	36,107	34,759	70,076	70,986

Operating expenses:
Commissions and incentives	19,181	18,637	36,722	37,622
Selling and administrative	8,541	9,945	17,172	19,600
Depreciation and amortization	588	921	1,225	3,379
Other operating costs	6,247	6,662	12,752	13,847
Total operating expenses	34,557	36,165	67,871	74,448

Income (loss) from operations	1,550	(1,406)	2,205	(3,462)
Interest income (expense)	17	21	4	(32)
Other income (expense), net	(1,420)	(805)	(1,003)	87
Income (loss) before income taxes	147	(2,190)	1,206	(3,407)

Provision for income taxes	637	(265)	222	(448)
Net income (loss)	$784	$(2,455)	$1,428	$(3,855)

Income (loss) per share:
Basic	$0.30	$(0.93)	$0.54	$(1.46)
Diluted	$0.30	$(0.93)	$0.54	$(1.46)

Weighted-average common shares outstanding:
Basic	2,648	2,648	2,648	2,648
Diluted	2,655	2,648	2,658	2,648

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$784	$(2,455)	$1,428	$(3,855)
Foreign currency translations	146	445	(798)	(361)
Comprehensive income (loss)	$930	$(2,010)	$630	$(4,216)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2012	$—	$42,614	$(6,920)	$(677)	$(14,796)	$20,221
Net income	—	—	1,428	—	—	1,428
Charge related to stock-based compensation	—	96	—	—	—	96
Tax shortfall from expiration of stock options	—	(84)	—	—	—	(84)
Foreign currency translations	—	—	—	(798)	—	(798)
Balance at June 30, 2013	$—	$42,626	$(5,492)	$(1,475)	$(14,796)	$20,863

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ( loss)	$1,428	$(3,855)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,225	3,379
Provision for inventory losses	207	680
Provision for doubtful accounts	129	20
Loss on disposal of assets	(1)	54
Accounting charge related to stock-based compensation expense	96	124
Deferred income taxes	(134)	(116)
Changes in operating assets and liabilities:
Accounts receivable	(62)	92
Income tax receivable	865	(4)
Inventories	643	(1,071)
Prepaid expenses and other current assets	88	532
Other assets	38	(327)
Accounts payable	1,614	1,921
Accrued expenses and other liabilities	849	(3,228)
Taxes payable	(83)	(111)
Commissions and incentives payable	(916)	(2,732)
Deferred revenue	27	248
Net cash provided by (used in) operating activities	6,013	(4,394)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(252)	(235)
Proceeds from sales of assets	-	28
Change in restricted cash	(746)	(322)
Net cash used in investing activities	(998)	(529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of fractional shares from reverse stock split	-	(3)
Repayment of capital lease obligations	(787)	(628)
Net cash used in financing activities	(787)	(631)
Effect of currency exchange rate changes on cash and cash equivalents	(818)	(400)
Net increase (decrease) in cash and cash equivalents	3,410	(5,954)
Cash and cash equivalents at the beginning of the period	14,377	18,057
Cash and cash equivalents at the end of the period	$17,787	$12,103
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$(850)	$(566)
Interest paid on capital leases	$(74)	$(80)
Summary of non-cash investing and financing activities:
Assets acquired through capital leases	$685	$225

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products.  We currently sell our products in three regions: (i) North America (the United States, Canada, and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, Ukraine, and the United Kingdom); (iii) Asia/Pacific (Australia, Hong Kong, Japan, New Zealand, the Republic of Korea, Singapore, and Taiwan).  In December 2012, the Company commenced the shipment of its products to Hong Kong and officially launched Hong Kong operations in April 2013.  In November 2012, the Company commenced the shipment of its products to Ukraine and officially launched Ukrainian operations in July 2013.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. As of each of June 30, 2013 and December 31, 2012, credit card receivables were $1.7 million and cash and cash equivalents held in bank accounts in foreign countries totaled $14.4 million and $10.8 million, respectively.  The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of June 30, 2013 and December 31, 2012, our total restricted cash was $5.7 million and $5.3 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2013 and December 31, 2012, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At each of June 30, 2013 and December 31, 2012, the Company held an allowance for doubtful accounts of less than $0.1 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2013 and December 31, 2012, other assets were $2.9 million and $3.2 million, respectively, and primarily consisted of deposits for building leases in various locations of $1.6 million and $1.8 million, respectively.   Additionally, included in the June 30, 2013 and December 31, 2012 balances was $0.9 million and $1.0 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities.  Also included in the June 30, 2013 and December 31, 2012 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol ® powder trademark.

Other Long-Term Liabilities

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of June 30, 2013 and December 31, 2012, accrued restoration costs related to these leases amounted to $0.2 million and $0.5 million, respectively.   Also included in long-term liabilities at June 30, 2013 and December 31, 2012 was an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.6 million and $0.7 million, respectively.

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 and continuing through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to this benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of June 30, 2013 and December 31, 2012, the Company’s liability related to this royalty agreement was $0.1 million and $0.2 million, respectively.

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At each of June 30, 2013 and December 31, 2012, the Company’s deferred revenue was $1.5 million and consisted primarily of revenue received from: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; and (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded for each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the six months ended June 30, 2013 our sales return reserve consisted of the following (in thousands):

June 30, 2013
Sales reserve as of January 1, 2013	$156
Provision related to sales made in current period	502
Adjustment related to sales made in prior periods	2
Actual returns or credits related to current period	(357)
Actual returns or credits related to prior periods	(160)
Sales reserve as of June 30, 2013	$143

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales.  To improve the matching of costs associated with the revenue from freight and shipping fees collected, beginning December 31, 2012, freight charges associated with shipping products to our customers were reclassified to cost of sales from selling and administrative expenses with prior periods’ presentations adjusted accordingly. Total revenue from freight and shipping fees were approximately $1.9 million and $1.5 million for the three months ended June 30, 2013 and 2012, respectively, and $3.8 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively.  Total freight costs for shipping products to our customers included in cost of sales were approximately $1.7 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively, and $3.3 million and $3.7 million for the six months ended June 30, 2013 and 2012, respectively.

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

In order to more closely conform to the financial presentation of our competitors, beginning December 31, 2012, commissions and incentive expenses were reclassified to operating expenses from cost of sales with prior periods’ presentations adjusted accordingly.  Total commissions and incentive expenses reclassified to operating expenses were approximately $19.1 million and $18.6 million for the three months ended June 30, 2013 and 2012, respectively, and $36.7 million and $37.6 million for the six months ended June 30, 2013 and 2012, respectively.

Comprehensive Income (loss) and Accumulated Other Comprehensive Income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income (loss) consists of the Company’s net income (loss), foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Norway, Sweden, Mexico, and Ukraine operations, and changes in the pension obligation for its Japanese employees.

NOTE 2: INVENTORIES

Inventories consist of raw materials and finished goods, which also includes promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at June 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$5,490	$6,071
Finished goods	9,982	10,702
Inventory reserves for obsolescence	(1,307)	(1,619)
Total	$14,165	$15,154

NOTE 3: INCOME TAXES

For the three and six months ended June 30, 2013, the Company’s effective tax rate was (429.5)% and (18.4)%, respectively. For the three and six months ended June 30, 2012, the Company’s effective income tax rate was (12.1)% and (13.1)%, respectively.  For the three and six months ended June 30, 2013 and 2012, the Company’s effective tax rate was determined based on the estimated annual effective tax rate.

The examination of our 2005-2009 tax years by the IRS for U.S. federal tax purposes was settled during the second quarter of 2013.  In connection with the audit, the IRS and the Company agreed to a net tax deficiency of $0.8 million and the payment of interest accrued through June 30, 2013 of $0.2 million, without any penalties.  In connection with the settlement of the audit, the Company reclassified amounts owed to the IRS and previously recorded as uncertain tax positions as taxes payable, resulting in a $1.0 million tax benefit during the three months ended June 30, 2013.

Excluding the release of uncertain income tax positions in connection with the settlement of the IRS audit, the effective tax rate for the three and six months ended June 30, 2013 would have been 263.2% and 66.7%.  These rates are higher than what would have been expected if the federal statutory income tax rate were applied to income before taxes primarily from the unfavorable differences from foreign operations.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There are other ongoing income tax audits in various international jurisdictions that are not material to our financial statements.

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings Per Share (“EPS”) by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. The Company reported net income and a net loss for the three months ended June 30, 2013 and 2012, respectively. For each of the periods, approximately 0.1 million shares of the Company’s common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive. In determining the potential dilution effect of outstanding stock options during the three months ended June 30, 2013 and 2012, the Company used the quarter’s average common stock close price of $9.15 and $4.96 per share, respectively. The Company reported net income and net loss for the six months ended June 30, 2013 and 2012, respectively.  For each of the periods, approximately 0.1 million shares of the Company’s common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive.  In determining the potential dilution effect of outstanding stock options during the six months ended June 30, 2013 and 2012, the Company used the six month  average common stock close price of $7.66 and $4.57 per share, respectively.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserves up to 200,000 shares for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by 100,000. As of June 30, 2013, the 2008 Plan had 74,741 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended June 30, 2013 and 2012, the Company granted 5,000 and 15,000 stock options, respectively.  During the six months ended June 30, 2013 and 2012, the Company granted 80,000 and 20,000 stock options, respectively.  The fair value of stock options granted during the three months ended June 30, 2013 was $6.07.  The fair value of stock options granted during the six months ended June 30, 2013 ranged from $3.53 to $6.07 per share.  The Company recognized compensation expense as follows for the three and six months ended June 30 (in thousands):

	Three months		Six months
	2013	2012	2013	2012
Total gross compensation expense	$59	$75	$96	$124
Total tax benefit associated with compensation expense	13	19	21	30
Total net compensation expense	$46	$56	$75	$94

During the second quarter of 2013, 5,000 stock options were granted to a non-employee director in connection with his re-election to the Company’s Board of Directors at the 2013 Annual Shareholders’ Meeting held on June 5, 2013.  One-third of these stock options were immediately vested on the date of grant, another one-third vests on the first anniversary of the date of grant, and the remaining one-third vests on the second anniversary of the date of grant.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013, the Company expects to record compensation expense in the future as follows (in thousands):

	Six months ending December 31, 2013		Year ending December 31,
		2014	2015	2016
Total gross unrecognized compensation expense	$70	$111	$91	$15
Tax benefit associated with unrecognized compensation expense	12	20	15	2
Total net unrecognized compensation expense	$58	$91	$76	$13

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

The Company may draw on the Equity Line from time to time, as and when it determines appropriate in accordance with the terms and conditions of the Investment Agreement. The Company is not permitted to draw on the Equity Line unless there is an effective registration statement to cover the resale of the shares. The Company filed a registration statement with the SEC, and on October 28, 2010, the SEC declared effective the Company’s Registration Statement on Form S-3 (File No. 333-169774), which registers up to 500,000 shares of common stock (as adjusted for a 1-for-10 reverse stock split effected January 13, 2012) that may be resold by the Investor pursuant to the Investment Agreement.

Investors should read the Investment Agreement together with the other information concerning the Company that the Company publicly files in reports and statements with the SEC.

As of July 31, 2013, no shares of common stock have been issued pursuant to the Investment Agreement.

Treasury Stock

The Company is authorized to repurchase the lesser of (i) 131,756 shares and (ii) $1.3 million in shares pursuant to a stock repurchase plan adopted by the Company’s Board of Directors on June 30, 2004 (as amended, the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”).  The Company has not repurchased any shares of its common stock in 2013.

As of July 31, 2013, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. No shares have ever been purchased under the August 2006 Plan.  The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: LITIGATION

Pending Litigation

Natalie Clark v. Mannatech, Incorporated, Case No. DC-13-05038, 192nd Judicial District Court, Dallas County, Texas

On May 10, 2013 the Company was served notice of a lawsuit filed by Ms. Natalie Clark, a former executive with the Company, in the 192nd Judicial District Court, Dallas County, Texas (the “Court”) alleging discrimination and harassment based on gender. Ms. Clark alleges that she was stripped of her duties and wrongfully discharged as part of an alleged “purge of females in key positions” within the Company. Ms. Clark is seeking damages in excess of $1,000,000. The Company has retained counsel and filed its answer denying Ms. Clark’s allegations.  This case is set for jury trial on June 2, 2014. Additionally, the Court issued a standard mediation order and mediation must be conducted no later than May 2, 2014.

The parties are in the initial stages of the discovery process. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter.  However, the Company believes it has a valid defense and will vigorously defend this claim.

Administrative Proceedings

The examination of our 2005-2009 tax years by the IRS for U.S. federal tax purposes was settled during the second quarter of 2013.  On May 13, 2013, the IRS and the Company concluded the audit and agreed to a net tax deficiency of $0.8 million and the payment of interest accrued through June 30, 2013 of $0.2 million, without any penalties.  In connection with the settlement of the audit, the Company reclassified amounts owed to the IRS and previously recorded as uncertain income tax positions as taxes payable, resulting in a $1.0 million tax benefit during the three months ended June 30, 2013.  There are other ongoing income tax audits in various international jurisdictions that are not expected to have a material effect on our financial statements.

On July 11, 2013 the Company was issued an assessment notice from the Busan Custom Office in Korea in the amount of KRW 2,147,034,680 (approximately $1.9 million) resulting from an audit covering fiscal years 2008 through 2012.  We are pursuing relief through the administrative review processes available in the jurisdiction.  Additionally, we have created a reserve of approximately $0.9 million which reflects our current estimate of the probable outcome of our appeal.  Please see Note 11, Subsequent Events, for additional information.

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for related legal fees and the contingencies arising from the above legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2013.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2013.

	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$1,141	$—	$—	$1,141
Interest bearing deposits – various banks, Korea	3,375	—	—	3,375
Total assets	$4,516	$—	$—	$4,516
Amounts included in:
Cash and cash equivalents	$1,260	$—	$—	$1,260
Long-term restricted cash	3,256	—	—	3,256
Total	$4,516	$—	$—	$4,516

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

The Company operates facilities in eleven countries and sells product in twenty-four countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, Mexico, and Ukraine. Each facility services different geographic areas.  We currently sell our products in three regions: (i) North America (the United States, Canada, and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, Ukraine, and the United Kingdom); (iii) Asia/Pacific (Australia, Hong Kong, Japan, New Zealand, the Republic of Korea, Singapore, and Taiwan).  In December 2012, the Company commenced the shipment of its products to Hong Kong and officially launched Hong Kong operations in April 2013.  In November 2012, the Company commenced the shipment of its products to Ukraine and officially launched Ukrainian operations in July 2013. The Switzerland office was created to manage certain day-to-day business needs of non-North American markets.

Consolidated net sales shipped to customers in these regions, along with pack and product information for the three and six months ended June 30, are as follows (in millions, except percentages):

	Three months				Six months
Region	2013		2012		2013		2012
North America	$21.3	47.6%	$22.8	52.3%	$41.8	48.3%	$45.3	51.4%
Asia/Pacific	19.9	44.4%	17.0	39.0%	37.7	43.6%	35.1	39.9%
EMEA	3.6	8.0%	3.8	8.7%	7.0	8.1%	7.7	8.7%
Totals	$44.8	100%	$43.6	100%	$86.5	100%	$88.1	100%

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months		Six months
	2013	2012	2013	2012
Consolidated product sales	$38.9	$38.9	$76.2	$78.8
Consolidated pack sales	3.9	3.0	6.3	6.1
Consolidated other, including freight	2.0	1.7	4.0	3.2
Consolidated total net sales	$44.8	$43.6	$86.5	$88.1

Long-lived assets, which include property, equipment and construction in progress for the Company and its subsidiaries, reside in the following regions (in millions):

Region	June 30, 2013	December 31, 2012
North America	$3.0	$3.8
Asia/Pacific	0.6	0.7
EMEA	0.2	0.3
Total	$3.8	$4.8

Inventory balances by region, which consists of raw materials, work in progress, finished goods, and promotional materials, as offset by obsolete inventories, were as follows (in millions):

Region	June 30, 2013	December 31, 2012
North America	$9.1	$9.5
Asia/Pacific	3.4	4.2
EMEA	1.7	1.5
Total	$14.2	$15.2

NOTE 11: SUBSEQUENT EVENTS

On July 11, 2013 the Company was issued an assessment notice from the Busan Custom Office in Korea in the amount of KRW 2,147,034,680 (approximately $1.9 million) resulting from an audit covering fiscal years 2008 through 2012.  We have recorded $0.9 million in taxes payable on our consolidated balance sheet related to this event with $0.5 million related to customs charges being recorded as cost of sales and $0.4 million related to surtaxes on customs and VAT being recorded as other expense.  An additional approximately $0.7 million is recoverable VAT, which has no effect on the Company’s statement of operations.  The amounts being accrued are based on our current estimate of the possible outcome of our appealing the assessment through the administrative review processes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the six months ended June 30, 2013 as compared to the same period in 2012, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system. We operate in three regions: (i) North America (the United States, Canada, and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, Ukraine, and the United Kingdom); (iii) Asia/Pacific (Australia, Hong Kong, Japan, New Zealand, the Republic of Korea, Singapore, and Taiwan).  In December 2012, the Company announced the shipment of its products to Hong Kong and officially launched Hong Kong operations in April 2013.  In November 2012, the Company commenced the shipment of its products to Ukraine and officially launched Ukrainian operations in July 2013.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 240,000 active independent associates and members who have purchased our products and/or packs within the last 12 months, who we refer to as active associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in twenty-four countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of associates and members; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure.

Current Economic Conditions and Recent Developments

During the second quarter of 2013 we continued to observe the improvements we experienced during the first quarter of 2013.  We increased the number of active associates and members by 4.3% as compared to the same period in 2012.  This increase was due to an increase in the recruitment of both associates and members as the phased introduction of compensation plan changes targeting associates was implemented primarily during the second quarter of 2013.  We implemented enhancements to our sign-up packs globally, except in Korea, which we believe will lead to increases in the recruitment of business- building associates.  This increase led to an overall increase in revenue of $1.2 million, or 2.8%, during the three months ended June 30, 2013 as compared to the same period in 2012.  In July 2013, we launched the final phases of the compensation plan, which enhance the compensation received by associates for the sale of finished products.  These changes, along with Korea’s adoption of the enhancements of the sign-up packs, were fully implemented world-wide in July 2013.

We experienced a $1.2 million unfavorable impact on our net sales due to fluctuations in foreign currency exchange rates for the three months ended June 30, 2013.  For the six months ended June 30, 2013, we experienced a $1.9 million unfavorable impact on our net sales due to fluctuations in foreign currency exchange rates.  The majority of the unfavorable impact on our net sales is in the Asia/Pacific region due to the weakening of the Japanese Yen.

For the three months and six months ended June 30, 2013, our operating expenses (net depreciation, commissions, and incentives) decreased by $1.8 million and $3.5 million, respectively, as compared to the same periods in 2012.  This decrease is due primarily to decreases in payroll and payroll-related costs and a reduction in office and occupancy costs.  These continued improvements in our operational efficiencies, along with increased sales, generated $1.6 million of operating income for the three months ended June 30, 2013, as compared to an operating loss of $1.4 million during the same period in 2012.

RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	2013		2012		Change from 2013 to 2012
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$44,801	100.0%	$43,611	100%	$1,190	2.7%
Cost of sales	8,694	19.4%	8,852	20.3%	(158)	(1.8)%
Gross profit	36,107	80.6%	34,759	79.7%	1,348	3.9%

Operating expenses:
Commissions and incentives	19,181	42.8%	18,637	42.7%	544	2.9%
Selling and administrative expenses	8,541	19.1%	9,945	22.8%	(1,404)	(14.1)%
Depreciation and amortization	588	1.3%	921	2.1%	(333)	(36.2)%
Other operating costs	6,247	13.9%	6,662	15.3%	(415)	(6.2)%
Total operating expenses	34,557	77.1%	36,165	82.9%	(1,608)	(4.4)%
Income from operations	1,550	3.5%	(1,406)	(3.2)%	2,956	210.2%
Interest income (expense)	17	0.0%	21	0.0%	(4)	(19.0)%
Other income (expense), net	(1,420)	(3.2)%	(805)	(1.8)%	(615)	(76.4)%
Income before income taxes	147	0.3%	(2,190)	(5.0)%	2,337	106.7%
(Provision) benefit for income taxes	637	1.4%	(265)	(0.6)%	902	340.4%
Net income (loss)	$784	1.7%	$(2,455)	(5.6)%	$3,239	131.9%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	2013		2012		Change from 2013 to 2012
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$86,467	100.0%	$88,113	100%	$(1,646)	(1.9)%
Cost of sales	16,391	19.0%	17,127	19.4%	(736)	(4.3)%
Gross profit	70,076	81.0%	70,986	80.6%	(910)	(1.3)%

Operating expenses:
Commissions and incentives	36,722	42.5%	37,622	42.7%	(900)	(2.4)%
Selling and administrative expenses	17,172	19.9%	19,600	22.2%	(2,428)	(12.4)%
Depreciation and amortization	1,225	1.4%	3,379	3.8%	(2,154)	(63.7)%
Other operating costs	12,752	14.7%	13,847	15.7%	(1,095)	(7.9)%
Total operating expenses	67,871	78.5%	74,448	84.4%	(6,577)	(8.8)%
Income (loss) from operations	2,205	2.5%	(3,462)	(3.8)%	5,667	163.7%
Interest income (expense)	4	0.0%	(32)	0.0%	36	112.5%
Other income (expense), net	(1,003)	(1.2)%	87	0.1%	(1,090)	(1252.9)%
Income (loss) before income taxes	1,206	1.3%	(3,407)	(3.7)%	4,613	135.4%
(Provision) benefit for income taxes	222	0.3%	(448)	(0.5)%	670	149.6%
Net income (loss)	$1,428	1.6%	$(3,855)	(4.2)%	$5,283	137.0%

Consolidated net sales by region for the three months ended June 30, 2013 and 2012 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Region	2013		2012
North America	$21.3	47.6%	$22.8	52.3%
Asia/Pacific	19.9	44.4%	17.0	39.0%
EMEA	3.6	8.0%	3.8	8.7%
Total	$44.8	100%	$43.6	100%

Consolidated net sales by customer location for the six months ended June 30, 2013 and 2012 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Region	2013		2012
North America	$41.8	48.3%	$45.3	51.4%
Asia/Pacific	37.7	43.6%	35.1	39.9%
EMEA	7.0	8.1%	7.7	8.7%
Total	$86.5	100%	$88.1	100%

Net Sales

Consolidated net sales for the three months ended June 30, 2013 increased by $1.2 million, or 2.8%, to $44.8 million as compared to the same period in 2012.  Consolidated net sales for the six months ended June 30, 2013 decreased by $1.6 million, or 1.8%, to $86.5 million as compared to the same period in 2012.

 North American sales decreased by $1.5 million, or 6.6%, to $21.3 million for the three months ended June 30, 2013 as compared to the same period in 2012.  North American sales decreased by $3.5 million, or 7.7%, to $41.8 million for the six months ended June 30, 2013 as compared to the same period in 2012.  The decline in revenue for both the three and six months ended June 30, 2013 as compared to the same periods in 2012 is primarily due to a decrease in the revenue generated per active associate and member.

For the three and six months ended June 30, 2013, our operations outside of North America accounted for approximately 52.4% and 51.7%, respectively, of our consolidated net sales, whereas in the same period in 2012, our operations outside of North America accounted for approximately 47.7% and 48.6%, respectively, of our consolidated net sales.

Asia/Pacific sales increased by $2.9 million, or 17.1%, to $19.9 million for the three months ended June 30, 2013 as compared to the same period in 2012.  The increase in revenue for the three months ended June 30, 2013 as compared to the same period in 2012 is due to an increase in the number of active associates and members and an increase in the revenue generated per active associate and member.  Asia/Pacific sales increased by $2.6 million, or 7.4%, to $37.7 million for the six months ended June 30, 2013 as compared to the same period in 2012.  The increase in revenue for the six months ended June 30, 2013 as compared to the same period in 2012 is due to an increase in the number of active associates and members.

EMEA sales decreased by $0.2 million, or 5.3%, to $3.6 million for the three months ended June 30, 2013 as compared to the same period in 2012 due to the impact of fluctuations in foreign currency exchange rates.  EMEA sales decreased by $0.7 million, or 9.1%, to $7.0 million for the six months ended June 30, 2013 as compared to the same period in 2012 in part due to fluctuations in foreign currency exchange rates and in part due to a decrease in the revenue generated per active associate and member.

Fluctuation in foreign currency exchange rates for the three months ended June 30, 2013 had an overall unfavorable impact on our net sales of approximately $1.1 million, of which $0.8 million was attributed to Asia/Pacific and $0.3 million was attributed to EMEA. For the six months ended June 30, 2013, fluctuation in foreign currency exchange had an overall unfavorable impact on our net sales of approximately $1.9 million, of which $1.3 million was attributed to Asia/Pacific and $0.6 million was attributed to EMEA. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended June 30, 2012.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

	Three Months		Change
	2013	2012	Dollar	Percentage
Consolidated product sales	$38.9	$38.9	$(0.0)	(0.0)%
Consolidated pack sales	3.9	3.0	0.9	30.0%
Consolidated other, including freight	2.0	1.7	0.3	17.6%
Total consolidated net sales	$44.8	$43.6	$1.2	2.8%

	Six Months		Change
	2013	2012	Dollar	Percentage
Consolidated product sales	$76.2	$78.8	$(2.6)	(3.3)%
Consolidated pack sales	6.3	6.1	0.2	3.3%
Consolidated other, including freight	4.0	3.2	0.8	25.0%
Total consolidated net sales	$86.5	$88.1	$(1.6)	(1.8)%

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

Product sales for the three months ended June 30, 2013 were relatively unchanged from the same period in 2012. The average order value for the three months ended June 30, 2013 was $153 as compared to $154 for the same period in 2012.  The number of orders processed during the three months ended June 30, 2013 increased by 1.1%, as compared to the same period in 2012.

Product sales for the six months ended June 30, 2013 decreased by $2.6 million, or 3.3%, as compared to the same period in 2012. The decrease in product sales was primarily due to the reduction in the average order size. The average order value for the six months ended June, 2013 was $153, as compared to $156 for the same period in 2012. The 2.2% decrease in average order value resulted in approximately $1.7 million less revenue. The number of orders processed during the six months ended June 30, 2013 decreased by 0.4%, as compared to the same period in 2012.

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

The dollar amount of pack sales associated with new and continuing associates was as follows, for the three and six months ended June 30 (in millions, except percentages):

	Three Months		Change
	2013	2012	Dollar	Percentage
New	$2.6	$2.1	$0.5	23.8%
Continuing	1.3	0.9	0.4	44.4%
Total	$3.9	$3.0	$0.9	30.0%

	Six Months		Change
	2013	2012	Dollar	Percentage
New	$4.0	$4.2	$(0.2)	(4.8)%
Continuing	2.3	1.9	0.4	21.1%
Total	$6.3	$6.1	$0.2	3.3%

Total pack sales for the three months ended June 30, 2013 increased by $0.9 million, or 30.0%, to $3.9 million, as compared to $3.0 million for the same period in 2012. Average pack value for the three months ended June 30, 2013 was $141 as compared to $168 for the same period in 2012. The total number of packs sold increased by 9,670, or 53.6%, to 27,725, and the average pack value decreased by $26.70, or 15.94%, for the three months ended June 30, 2013, as compared to the same period in 2012. The decrease in the average pack value is due to a change in the sales mix of the type of packs purchased. Approximately $1.4 million of the increase in pack sales resulted from the increase in the number of packs sold during the period, which was offset by the decrease in average pack value.

The number of new independent associates and members for the second quarter of 2013 increased 31.2% to approximately 36,200 as compared to approximately 27,600 for the same period in 2012.

Total pack sales for the six months ended June 30, 2013 increased by $0.2 million, or 3.3%, to $6.3 million, as compared to $6.1 million for the same period in 2012. Average pack value for the six months ended June 30, 2013 was $134, as compared to $157 for the same period in 2012. The total number of packs sold increased by 8,037, or 20.8%, to 46,632, and the average pack value decreased by $23.17, or 14.7%, for the six months ended June 30, 2013, as compared to the same period in 2012. The decrease in the average pack value is due to a change in the sales mix of the type of packs purchased. Approximately $1.1 million of the increase in pack sales resulted from the increased number of packs sold during the period but was offset by the decrease in average pack value.

The approximate number of new and continuing associates and members who purchased our packs or products during the twelve months ended June 30, 2013 and 2012 were as follows:

	2013		2012
New	108,000	45.0%	87,000	38.0%
Continuing	132,000	55.0%	143,000	62.0%
Total	240,000	100%	230,000	100%

There was an overall increase of 10,000, or 4.4%, for the twelve months ended June 30, 2013 in the number of associates and members who purchased our products as compared to the same period in 2012, which was due to an increase in the number of new associates and members.

During 2012 and the first half of 2013, we took the following actions to recruit and retain associates and members:

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

Other Sales

Other sales consisted of: (i) freight revenue charged to our associates and members; (ii) sales of promotional materials; (iii) monthly fees collected for Success TrackerTM and Navig8™ customized electronic business-building and educational materials, databases and applications; (iv) training and event registration fees; and (v) a reserve for estimated sales refunds and returns.  Promotional materials, training, database applications and business management tools support our independent associates, which in turn helps stimulate product sales.

For the three months ended June 30, 2013, other sales increased by $0.3 million, or 17.6%, to $2.0 million, as compared to $1.7 million for the same period in 2012.  Other sales for the six months ended June 30, 2013 increased by $0.8 million, or 25.0%, to $4.0 million, as compared to $3.2 million for the same period in 2012. The increase was primarily due to an increase in freight fees charged on our products and pack shipments.

Gross Profit

For the three months ended June 30, 2013, gross profit increased by $1.3 million, or 3.9%, to $36.1 million, as compared to $34.8 million for the same period in 2012. For the three months ended June 30, 2013, gross profit as a percentage of net sales increased to 80.6%, as compared to 79.7% for the same period in 2012.

To improve the matching of costs associated with revenue from freight and shipping fees, beginning December 31, 2012, freight costs associated with shipping products to our customers were reclassified to cost of sales from selling and administrative expenses, with prior periods’ presentations adjusted accordingly.  Total freight costs associated with shipping products to our customers included in cost of sales were approximately $1.7 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively.  Additionally, to more closely conform to the financial presentation of our competitors, royalty costs were reclassified to cost of sales from selling and administrative expenses beginning in December 31, 2012.  Total royalty costs included in cost of sales were approximately $0.1 million for each of the three months ended June 30, 2013 and 2012.

Cost of sales during the three months ended June 30, 2013 decreased by 1.8%, or $0.2 million, to $8.7 million, as compared to $8.9 million for the same period in 2012. The reduction in cost of sales was primarily due to lower inventory obsolescence reserve adjustments and changes in the standard cost of the inventory, which was partially offset by a reserve booked for the Korean customs audit. Cost of sales as a percentage of net sales for the three months ended June 30, 2013 was 19.4%, as compared to 20.3% for the same period in 2012.

For the six months ended June 30, 2013, gross profit decreased by $0.9 million, or 1.3%, to $70.1 million, as compared to $71.0 million for the same period in 2012. For the six months ended June 30, 2013, gross profit as a percentage of net sales increased to 81.0%, as compared to 80.6% for the same period in 2012.

Total freight costs associated with shipping products to our customers included in cost of sales were approximately $3.3 million and $3.7 million for six months ended June 30, 2013 and 2012, respectively.  Total royalty costs included in cost of sales were approximately $0.2 million for each of the six months ended June 30, 2013 and 2012.

Cost of sales during the six months ended June 30, 2013 decreased by 4.3%, or $0.7 million, to $16.4 million, as compared to $17.1 million for the same period in 2012. The reduction in cost of sales was primarily due to the decline in sales for the year and a lower inventory obsolescence reserve adjustments and changes in the standard cost of the inventory, which was partially offset by a reserve booked for the Korean customs audit. Cost of sales as a percentage of net sales for the six months ended June 30, 2013 was 19.0%, as compared to 19.4% for the same period in 2012.

Commission and Incentives

In order to more closely conform to the financial presentations of our competitors, beginning December 31, 2012, commission and incentive expenses have been reclassified to operating expenses from cost of sales with prior periods’ presentations adjusted accordingly.  Total commission and incentive expenses reclassified to operating expenses were approximately $19.1 million and $18.6 million for the three months ended June 30, 2013 and 2012, respectively.

Commission costs for the three months ended June 30, 2013 increased by 0.6%, or $0.1 million, to $17.8 million, as compared to $17.7 million for the same period in 2012.  The increase in commissions was due to the increase in commissionable net sales.  For the three months ended June 30, 2013, commissions as a percentage of net sales decreased to 39.9% from 40.6% for the same period in 2012.

Commission costs for the six months ended June 30, 2013 decreased by 3.4%, or $1.2 million, to 34.6 million, as compared to $35.8 million for the same period in 2012.  The decrease in commissions was due to the decrease in commissionable net sales.  For the six months ended June 30, 2013, commissions as a percentage of net sales decreased to 40.0% from 40.6% for the same period in 2012.

Incentive costs for the three months ended June 30, 2013 increased by 44.4%, or $0.4 million, to $1.3 million, as compared to $0.9 million for the same period in 2012. The costs of incentives as a percentage of net sales increased during this period to 2.9% from 2.1% for the same period in 2012.

Incentive costs for the six months ended June 30, 2013 increased by 16.7%, or $0.3 million, to $2.1 million, as compared to $1.8 million for the same period in 2012. The costs of incentives as a percentage of net sales increased during this period to 2.5%, as compared to 2.1% for the same period in 2012.  Incentive costs for both the three months and six months ended June 30, 2013 increased as the number of associates qualifying for the travel incentive in U.S. and Canada exceeded the levels achieved during the same period in 2012.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended June 30, 2013, selling and administrative expenses decreased by $1.4 million, or 14.1%, to $8.5 million, as compared to $9.9 million for the same period in 2012. The decrease in selling and administrative expenses consisted primarily of a $1.4 million decrease in payroll and payroll-related costs.  Selling and administrative expenses as a percentage of net sales for the three months ended June 30, 2013 decreased to 19.1% from 22.8% for the same period in 2012.

For the six months ended June 30, 2013, selling and administrative expenses decreased by $2.4 million, or 12.4%, to $17.2 million, as compared to $19.6 million for the same period in 2012. The decrease in selling and administrative expenses consisted primarily of a $2.8 million decrease in payroll and payroll-related costs. Selling and administrative expenses as a percentage of net sales for the six months ended June 30, 2013 decreased to 19.9% from 22.2% for the same period in 2012.

Other Operating Costs

Other operating costs include travel, accounting, legal and consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with changes in our net sales.

For the three months ended June 30, 2013, other operating costs decreased by $0.4 million, or 6.2%, to $6.2 million, as compared to $6.7 million for the same period in 2012. For the three months ended June 30, 2013, other operating costs as a percentage of net sales decreased to 13.9% from 15.3% for the same period in 2012. The decrease in other operating costs was primarily due to a reduction in office and occupancy expenses of $0.4 million.

For the six months ended June 30, 2013, other operating costs decreased by $1.1 million, or 7.9%, to $12.8 million, as compared to $13.8 million for the same period in 2012. For the six months ended June 30, 2013, other operating costs as a percentage of net sales decreased to 14.7% from 15.7 % for the same period in 2012. The decrease in other operating costs was primarily due to a reduction in office and occupancy expenses of $0.9 million and legal and consulting fees of $0.6 million.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2013 decreased by 36.2%, or $0.3 million, to $0.6 million, as compared to $0.9 million for the same period in 2012. As a percentage of net sales, depreciation and amortization expense was 1.3%, as compared to 2.1% for the same period in 2012.

Depreciation and amortization expense for the six months ended June 30, 2013 decreased by 63.8%, or $2.2 million, to $1.2 million, as compared to $3.4 million for the same period in 2012. As a percentage of net sales, depreciation and amortization expense was 1.4%, as compared to 3.8% for the same period in 2012.

For the three and six months ended June 30, 2013, the decrease in depreciation expense was due to the Company’s enterprise resource planning software system becoming fully depreciated at the end of the first quarter of 2012.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency gains and losses related to the remeasurement of our foreign subsidiaries’ assets, liabilities, revenues, and expenses to the United States dollar and revaluing monetary accounts in the United States, Switzerland, Japan, Republic of Korea, Taiwan, Norway, Sweden, Mexico, and Ukraine using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies.

Other income (expense), net for the three months ended June 30, 2013 was ($1.4) million, as compared to other income (expense), net of ($0.8) million for the same period in 2012.  The increase in Other expense is associated with a $0.4 million reserve for surtaxes related to a Korean customs audit and an increase in the unfavorable foreign currency exchange during the three months ended June 30, 2013, as compared to the same period in 2012.

Other income (expense), net for the six months ended June 30, 2013 was ($1.0) million, as compared to other income, net of $0.1 million for the same period in 2012.  The increase in Other expense is associated with a $0.4 million reserve for surtaxes related to a Korean customs audit and an increase in the unfavorable foreign currency exchange during the six months ended June 30, 2013, as compared to the same period in 2012.

(Provision) Benefit for Income Taxes

 (Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows for the three and six months ended June 30:

Country	2013	2012
Australia	30.0%	30.0%
Canada	26.5%	26.0%
Denmark	25.0%	25.0%
Hong Kong	16.5%	N/A
Japan	39.4%	42.0%
Mexico	30.0%	30.0%
Norway	28.0%	28.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	26.3%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
Ukraine	19.0%	N/A
United Kingdom	23.0%	24.0%
United States	37.5%	37.5%

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

For each of the periods ended June 30, 2013 and December 31, 2012, we maintained the following valuation allowances for deferred tax assets totaling  $8.5 million as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met:

Country	June 30, 2013	December 31, 2012
	(in millions)
Mexico	$2.5	$2.3
Norway	0.2	0.2
Sweden	0.1	0.1
Switzerland	1.2	1.0
Taiwan	1.2	1.2
United States	3.3	3.7
Total	$8.5	$8.5

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three and six months ended June 30, 2013, our effective tax rate was (429.5)% and (18.4)%, respectively, as compared to (12.1%) and (13.1)% for the same periods in 2012, respectively. For the three months ended June 30, 2013 and 2012, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

The examination of our 2005-2009 tax years by the IRS for U.S. federal tax purposes was settled during the second quarter of 2013.  In connection with the audit, the IRS and the Company agreed to a net tax deficiency of $0.8 million and the payment of interest accrued through June 30, 2013 of $0.2 million, without any penalties.  In connection with the settlement of the audit, the Company reclassified amounts owed to the IRS and previously recorded as uncertain tax positions as taxes payable, resulting in a $1.0 million tax benefit during the three months ended June 30, 2013.

Excluding the release of uncertain income tax positions in connection with the settlement of the IRS audit, the effective tax rate for the three and six months ended June 30, 2013 would have been 263.2% and 66.7%.  These rates are higher than what would have been expected if the federal statutory income tax rate were applied to income before taxes primarily from the unfavorable differences from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of June 30, 2013, our cash and cash equivalents increased by 23.7%, or $3.4 million, to $17.8 million from $14.4 million as of December 31, 2012.   Our restricted cash balance was increased during the period ending June 30, 2013 by $0.5 million with funds from our cash and cash equivalents balances. Finally, fluctuations in currency rates produced a decline of $0.8 million in cash and cash equivalents.  The remaining change in cash and cash equivalents was related to recurring operating sources and uses of cash and cash equivalents.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion. In August 2009, the quarterly cash dividend was suspended and remained suspended as of June 30, 2013. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2013, our working capital increased by $0.5 million, or 4.9%, to $11.6 million from $11.1 million at December 31, 2012. The increase in working capital is primarily related to the Company’s settlement with the IRS and the resulting reduction in uncertain income tax positions that were previously classified as current liabilities at December 31, 2012.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Used in:	2013	2012
Operating activities	$6.0	$(4.4)
Investing activities	$(1.0)	$(0.5)
Financing activities	$(0.8)	$(0.6)

Operating Activities

Cash provided in operating activities was $6.0 million for the six months ended June 30, 2012 compared to cash used in operating activities of $4.4 million for the same period in 2012.

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

Investing Activities

For the six months ended June 30, 2013, our net investing activities used cash of $1.0 million compared to cash used of $0.5 million for the same period of 2012. During the six months ended June 30, 2013, we used cash of $0.3 million to purchase capital assets as compared to purchasing $0.2 million in capital assets for the same period in 2012. In the first two quarters of 2013, we had an increase in restricted cash of $0.7 million as compared to a $0.3 million increase for the same period in 2012.

Financing Activities

For the six months ended June 30, 2013 and 2012, we used cash of $0.8 million and $0.4 million, respectively, to repay capital lease obligations.

General Liquidity and Cash Flows

Short Term Liquidity

We believe our existing liquidity and anticipated return to positive cash flows from operations are adequate to fund our normal expected future business operations and possible international expansion costs for the next 12 months.  As our primary source of liquidity is our cash flow from operations, this will be dependent on our ability to maintain and increase revenue and/or continue to reduce operational expenses.  However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

We entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership on September 16, 2010. Dutchess committed to purchase, subject to certain restrictions and conditions, up to $10 million of our common stock, over a period of 36 months from the first trading following the effectiveness of the registration statement, which was October 28, 2010. We may draw funds from the Equity Line by selling shares of common stock to Dutchess from time to time. We will not receive any proceeds from the resale of these shares of common stock offered by Dutchess. We will however, receive proceeds from the sale of shares to Dutchess pursuant to the Equity Line. The proceeds will be used for general working capital needs and for other general corporate purposes. For more information on the Equity Line, see Note 6 “Shareholders’ Equity”, to our consolidated financial statements.  As of June 30, 2013, no shares of common stock have been issued pursuant to the Investment Agreement.

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

Long Term Liquidity

We believe our return to positive cash flows from operations should be adequate to fund our normal expected future business operations and possible international expansion costs for the long term.  As our primary source of liquidity is from our cash flow from operations, this will be dependent on our ability to maintain and increase revenue and/or continue to reduce operational expenses.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of June 30, 2012, for the years ending December 31 (in thousands):

	Remaining 2013	2014	2015	2016	2017	2018	Thereafter	Total
Capital lease obligations and other financing arrangements	$735	$545	$346	$135	$12	$—	$—	$1,773
Purchase obligations(1) (2)	3,742	1,200	1,200	324	—	—	—	6,466
Operating leases	1,464	2,356	1,755	1,117	777	176	--	7,645
Post-employment royalty	25	66	33	—	—	—	—	124
Employment agreements	1,073	628	—	—	—	—	—	1,701
Royalty agreement	42	84	66	—	—	—	—	192
Tax liability (3)(4)	897	135	33	—	—	—	—	1,065
Other obligations(5)	318	295	279	108	30	26	554	1,610
Total commitments and obligations	$8,296	$5,309	$3,712	$1,684	$819	$202	$554	$20,576

(1)	For purposes of the table, a purchase obligation is defined as “an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.”
(2)	Excludes approximately $9.5 million of finished product purchase orders that may be cancelled or delivery dates changed as of June 30, 2013.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 3 "Income Taxes" to our consolidated financial statements.
(4)	Includes approximately $0.9 million associated with the Korean customs audit assessment, see Note 11,”Subsequent Events” to our consolidated financial statements.
(5)	Other obligations are composed of pension obligations related to the Company’s Japan operations (approximately $1.0 million), lease restoration obligations (approximately $0.4 million), and McAnnalley royalty obligations (approximately $0.2 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2013:

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2013, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at June 30, 2013
Computer hardware and software	3 to 5 years	$1.0million
Leasehold improvements	2 to 10 years(1)	1.8million
Office furniture and equipment	5 to 7 years	0.9million
Automobiles	3 to 5 years	0.1million
Total net carrying value at June 30, 2013		$3.8million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the six months ended June 30, 2013.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of June 30, 2013, we recorded $0.2 million in taxes payable and $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority.   Additionally, we may be requested to extend the statute of limitations for tax years under audit, which may cause the classification between current and long-term to change.  We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

The examination of our 2005-2009 tax years by the IRS for U.S. federal tax purposes was settled during the second quarter of 2013.  In connection with the audit, the IRS and the Company agreed to a net tax deficiency of $0.8 million and the payment of interest accrued through June 30, 2013 of $0.2 million, without any penalties.  In connection with the settlement of the audit, the Company reclassified amounts owed to the IRS and previously recorded as uncertain tax positions as taxes payable, resulting in a $1.0 million tax benefit during the three months ended June 30, 2013.  There are other ongoing income tax audits in various international jurisdictions that are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2013, we maintained a valuation allowance for deferred tax assets arising from our operations of $8.5 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of June 30, 2013, we had deferred tax assets, after valuation allowance, totaling $3.3 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Revenue

We derive revenue from sales of individual products, sales of starter and renewal packs, and shipping fees. Substantially all product and pack sales are made to associates at published wholesale prices and to members at discounted published retail prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. We recognize corporate-sponsored event revenue when the event is held. We defer certain components of our revenue, which primarily consists of: (i) revenue received from sales of packs and products shipped but not received by the customers at period end; and (ii) revenue received from prepaid registration fees from customers planning to attend a future corporate-sponsored event. At June 30, 2013, total deferred revenue was $1.5 million. Significant changes in our shipping methods could result in additional revenue deferrals.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the six months ended June 30, 2013, our assumptions and estimates used for the calculated fair value of stock options granted in 2013 were as follows:

	February 2013 Grant	March 2013 Grant	June 2013 Grant
Estimated fair value per share of options granted:	$3.57	$3.53	$6.07
Assumptions:
Annualized dividend yield	0.00%	0.00%	0.00%
Risk-free rate of return	0.75%	0.66%	0.89%
Common stock price volatility	82.3%	82.0%	80.3%
Expected average life of stock options (in years)	4.5	4.5	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of June 30, 2013, using our current assumptions and estimates, we anticipate recognizing $0.3 million in gross compensation expense through 2016 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but has historically ranged between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of June 30, 2013, we had 74,741 shares available for grant in the future.

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

We believe inflation has not had a material impact on our consolidated operations or profitability. We expanded into Canada in 1996, into Australia in 1998, into the United Kingdom in 1999, into Japan in 2000, into New Zealand in 2002, into the Republic of Korea in 2004, into Taiwan and Denmark in 2005, into Germany in 2006, into South Africa and Singapore in 2008, into Austria, the Netherlands, Norway, and Sweden in September 2009, into Mexico in January 2011, into the Czech Republic, Estonia, Finland, and the Republic of Ireland in June 2011 and into the Republic of Namibia in August 2011. During 2013, we have expanded into Hong Kong and Ukraine.  We translate our revenues and expenses in foreign markets using an average rate.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The foreign currencies in which we currently have exposure to foreign currency exchange rate risk include the currencies of Canada, Australia, the United Kingdom, Japan, New Zealand, the Republic of Korea, Taiwan, Denmark, Germany, South Africa, Singapore, Austria, the Netherlands, Norway,  Sweden, Mexico, the Czech Republic, Estonia, Finland, the Republic of Ireland, Hong Kong, and Ukraine.

The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2013 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.91460	1.05690	1.01547	0.91460
Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland (Euro)	1.27990	1.36420	1.31334	1.30130
Canada (Dollar)	0.95100	1.01680	0.98502	0.95100
Czech Republic (Koruna)	0.04930	0.05336	0.05119	0.05008
Denmark (Krone)	0.17170	0.18290	0.17612	0.17450
Hong Kong (Dollar)	0.12880	0.12900	0.12888	0.12890
Japan (Yen)	0.00969	0.01161	0.01049	0.01009
Mexico (Peso)	0.07492	0.08352	0.07973	0.07731
New Zealand (Dollar)	0.77440	0.86220	0.82822	0.77440
Norway (Krone)	0.16380	0.18340	0.17473	0.16490
Republic of Korea (Won)	0.00086	0.00098	0.00091	0.00088
Singapore (Dollar)	0.78300	0.81930	0.80470	0.78940
South Africa (Rand)	0.09780	0.11810	0.10891	0.10130
Sweden (Krona)	0.14860	0.15900	0.15401	0.14920
Switzerland (Franc)	1.02770	1.10200	1.06840	1.05910
Taiwan (Dollar)	0.03310	0.03477	0.03380	0.03341
Ukraine (Hryvnia)	0.12290	0.12670	0.12457	0.12370
United Kingdom (British Pound)	1.48940	1.62890	1.54489	1.52160

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANNATECH, INCORPORATED

Dated: August 7, 2013	By:	/s/ Robert A. Sinnott
Robert A. Sinnott
Chief Executive Officer and Chief Science Officer
(principal executive officer)

Dated: August 7, 2013	By:	/s/ S. Mark Nicholls
S. Mark Nicholls
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.4	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Consulting Agreement, effective June 1, 2013, by and between Mannatech and Wonder Enterprises, LLC and Samuel L. Caster, dated June 3, 2013.	8-K	000-24657	10.1	June 4, 2013
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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