Form 10-Q
period 2013-09-30
MANNATECH INC
filed 2013-11-13
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013

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
_____________________

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

As of October 31, 2013, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,653,913.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Cash and cash equivalents	$19,441	$14,377
Restricted cash	1,527	1,515
Accounts receivable, net of allowance of $40 and $20 in 2013 and 2012, respectively	402	324
Income tax receivable	188	884
Inventories, net	14,733	15,154
Prepaid expenses and other current assets	3,614	2,487
Deferred commissions	2,240	562
Deferred tax assets	647	561
Total current assets	42,792	35,864
Property and equipment, net	3,614	4,825
Construction in progress	30	8
Long-term restricted cash	5,035	3,736
Other assets	2,938	3,187
Long-term deferred tax assets	633	502
Total assets	$55,042	$48,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$653	$780
Accounts payable	6,784	4,154
Accrued expenses	7,598	6,348
Commissions and incentives payable	9,195	7,935
Taxes payable	1,972	3,901
Current deferred tax liability	291	179
Deferred revenue	5,284	1,486
Total current liabilities	31,777	24,783
Capital leases, excluding current portion	583	938
Long-term deferred tax liabilities	10	2
Other long-term liabilities	1,706	2,178
Total liabilities	34,076	27,901

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,773,972 shares issued and 2,653,913 shares outstanding as of September 30, 2012 and 2,768,972 shares issued and 2,647,735 shares outstanding as of December 31, 2012	—	—
Additional paid-in capital	42,556	42,614
Accumulated deficit	(6,293)	(6,920)
Accumulated other comprehensive loss	(646)	(677)
Less treasury stock, at cost, 120,059 and 121,237 shares in 2013 and 2012, respectively	(14,651)	(14,796)
Total shareholders’ equity	20,966	20,221
Total liabilities and shareholders’ equity	$55,042	$48,122

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$44,432	$43,049	$130,899	$131,162
Cost of sales	9,225	8,698	25,616	25,824
Gross profit	35,207	34,351	105,283	105,338

Operating expenses:
Commissions and incentives	19,640	18,658	56,362	56,280
Selling and administrative	8,497	8,640	25,669	28,240
Depreciation and amortization	474	703	1,699	4,082
Other operating costs	6,167	5,261	18,919	19,109
Total operating expenses	34,778	33,262	102,649	107,711

Income (loss) from operations	429	1,089	2,634	(2,373)
Interest income (expense)	25	6	29	(26)
Other income (expense), net	(275)	455	(1,278)	542
Income (loss) before income taxes	179	1,550	1,385	(1,857)

(Provision for) benefit from income taxes	(980)	663	(758)	215
Net income (loss)	$(801)	$2,213	$627	$(1,642)

Income (loss) per share:
Basic	$(0.30)	$0.84	$0.24	$(0.62)
Diluted	$(0.30)	$0.83	$0.23	$(0.62)

Weighted-average common shares outstanding:
Basic	2,650	2,648	2,649	2,648
Diluted	2,650	2,681	2,717	2,648

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(801)	$2,213	$627	$(1,642)
Foreign currency translations	829	(181)	31	(542)
Comprehensive income (loss)	$28	$2,032	$658	$(2,184)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2012	$—	$42,614	$(6,920)	$(677)	$(14,796)	$20,221
Net income	—	—	627	—	—	627
Charge related to stock-based compensation	—	137	—	—	—	137
Stock options exercised	—	22	—	—	145	167
Tax shortfall from expiration of stock options	—	(84)	—	—	—	(84)
Tax benefit from exercise	—	(133)	—	—	—	(133)
Foreign currency translations	—	—	—	31	—	31
Balance at September 30, 2013	$—	$42,556	$(6,293)	$(646)	$(14,651)	$20,966

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$627	$(1,642)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,699	4,082
Provision for inventory losses	318	928
Provision for doubtful accounts	222	30
(Loss) gain on disposal of assets	(1)	63
Accounting charge related to stock-based compensation expense	137	167
Deferred income taxes	(203)	(63)
Changes in operating assets and liabilities:
Accounts receivable	(313)	(41)
Income tax receivable	702	(4)
Inventories	151	(1,106)
Prepaid expenses and other current assets	(410)	630
Other assets	(1,495)	(1,125)
Accounts payable	2,645	72
Accrued expenses and other liabilities	947	(3,394)
Taxes payable	(1,933)	(1,046)
Commissions and incentives payable	1,364	(1,272)
Deferred revenue	3,758	613
Net cash provided by (used in) operating activities	8,215	(3,108)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(524)	(273)
Proceeds from sales of assets	1	86
Change in restricted cash	(1,238)	(331)
Net cash used in investing activities	(1,761)	(518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	22	-
Repurchase of fractional shares from reverse stock split	-	(3)
Repayment of capital lease obligations	(1,157)	(813)
Net cash used in financing activities	(1,135)	(816)
Effect of currency exchange rate changes on cash and cash equivalents	(255)	(834)
Net increase (decrease) in cash and cash equivalents	5,064	(5,276)
Cash and cash equivalents at the beginning of the period	14,377	18,057
Cash and cash equivalents at the end of the period	$19,441	$12,781
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$(2,187)	$(843)
Interest paid on capital leases	$(108)	$(127)
Summary of non-cash investing and financing activities:
Note receivable, net relating to sale of property and equipment	$195	$237
Assets acquired through financing	$685	$—

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products. The Company currently sells its products in three regions: (i) North America (the United States, Canada, and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, Ukraine, and the United Kingdom); (iii) Asia/Pacific (Australia, Hong Kong, Japan, New Zealand, the Republic of Korea, Singapore, and Taiwan). In December 2012, the Company commenced the shipment of its products to Hong Kong and officially launched Hong Kong operations in April 2013. In November 2012, the Company commenced the shipment of its products to Ukraine and officially launched Ukrainian operations in July 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. Credit card receivables were $3.3 million at September 30, 2013 and $1.7 million at December 31, 2012. Cash and cash equivalents held in bank accounts in foreign countries totaled $14.3 million and $10.8 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of September 30, 2013 and December 31, 2012, our total restricted cash was $6.6 million and $5.3 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2013 and December 31, 2012, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At each of September 30, 2013 and December 31, 2012, the Company held an allowance for doubtful accounts of less than $0.1 million.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Other Assets

As of September 30, 2013 and December 31, 2012, other assets were $2.9 million and $3.2 million, respectively, and primarily consisted of deposits for building leases in various locations of $1.5 million and $1.8 million, respectively. Additionally, included in the September 30, 2013 and December 31, 2012 balances was $1.0 million, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in the September 30, 2013 and December 31, 2012 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol ® powder trademark.

Other Long-Term Liabilities

Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of September 30, 2013 and December 31, 2012, accrued restoration costs related to these leases amounted to $0.2 million and $0.5 million, respectively. Also included in long-term liabilities at September 30, 2013 and December 31, 2012 was an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.7 million.

In August 2003, the Company entered into a Long-Term Post-Employment Royalty Agreement with Dr. Bill McAnalley, the Company’s former Chief Science Officer, pursuant to which the Company is required to pay Dr. McAnalley, or his heirs, royalties for ten years beginning September 2005 and continuing through August 2015. Quarterly payments related to this Long-Term Post-Employment Royalty Agreement are based on certain applicable annual global product sales by the Company in excess of $105.4 million. At the time the Company entered into this Long-Term Post-Employment Royalty Agreement, it was considered a post-employment benefit and the Company was required to measure and accrue the present value of the estimated future royalty payments related to this benefit and recognize it over the life of Dr. McAnalley’s employment agreement, which was two years. As of September 30, 2013 and December 31, 2012, the Company’s liability related to this royalty agreement was $0.1 million and $0.2 million, respectively.

Revenue Recognition and Deferred Commissions

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At each of September 30, 2013 and December 31, 2012, the Company’s deferred revenue was $5.3 million and $1.5 million, respectively. During the third quarter of 2013, the Company started a loyalty program where customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied or forfeited. The deferred revenue associated with the loyalty program at September 30, 2013 was $2.5 million. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $2.2 million and $0.6 million at September 30, 2013 and December 30, 2012, respectively.

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded for each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the nine months ended September 30, 2013 our sales return reserve consisted of the following (in thousands):

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

September 30, 2013
Sales reserve as of January 1, 2013	$156
Provision related to sales made in current period	882
Adjustment related to sales made in prior periods	3
Actual returns or credits related to current period	(706)
Actual returns or credits related to prior periods	(159)
Sales reserve as of September 30, 2013	$176

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales. To improve the matching of costs associated with the revenue from freight and shipping fees collected, beginning December 31, 2012, freight charges associated with shipping products to our customers were reclassified to cost of sales from selling and administrative expenses with prior periods’ presentations adjusted accordingly. Total revenue from freight and shipping fees were approximately $1.9 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, and $5.7 million and $4.6 million for the nine months ended September 30, 2013 and 2012, respectively. Total freight costs for shipping products to our customers included in cost of sales were approximately $1.7 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively, and $5.0 million and $5.6 million for the nine months ended September 30, 2013 and 2012, respectively.

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

In order to more closely conform to the financial presentation of our competitors, beginning December 31, 2012, commissions and incentive expenses were reclassified to operating expenses from cost of sales with prior periods’ presentations adjusted accordingly. Total commissions and incentive expenses reclassified to operating expenses were approximately $19.6 million and $18.7 million for the three months ended September 30, 2013 and 2012, respectively, and $56.4 million and $56.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Comprehensive Income (loss) and Accumulated Other Comprehensive Income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income (loss) consists of the Company’s net income (loss), foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Singapore, Norway, Sweden, Mexico, and Ukraine operations, and changes in the pension obligation for its Japanese employees.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 2: INVENTORIES

Inventories consist of raw materials and finished goods, which also includes promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at September 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$4,766	$6,071
Finished goods	11,217	10,702
Inventory reserves for obsolescence	(1,250)	(1,619)
Total	$14,733	$15,154

NOTE 3: INCOME TAXES

For the three and nine months ended September 30, 2013, the Company’s effective tax rate was 548.26% and 54.72%, respectively. For the three and nine months ended September 30, 2012, the Company’s effective income tax rate was 42.8% and 11.6%, respectively. For the three and nine months ended September 30, 2013 and 2012, the Company’s effective tax rate was determined based on the estimated annual effective tax rate.

The examination of our 2005-2009 tax years by the IRS for U.S. federal tax purposes was settled during the second quarter of 2013. In connection with the audit, the IRS and the Company agreed to a net tax deficiency of $0.8 million and the payment of interest accrued through June 30, 2013 of $0.2 million, without any penalties. The tax payment and related interest were made during the third quarter of 2013. In connection with the settlement of the audit, the Company reclassified amounts owed to the IRS and previously recorded as uncertain tax positions as taxes payable, resulting in a $1.0 million tax benefit through September 30, 2013.

Excluding the release of uncertain income tax positions in connection with the settlement of the IRS audit, the effective tax rate for the three and nine months ended September 30, 2013 would have been 1,122.52% and 128.78%. These rates are higher than what would have been expected if the federal statutory income tax rate were applied to income before taxes primarily from the unfavorable differences from foreign operations.

On July 11, 2013, the Company was issued an assessment notice from the Busan Custom Office in Korea in the amount of KRW 2,147,034,680 (approximately $1.9 million) resulting from an audit covering fiscal years 2008 through 2012. At September 30, 2013, we have recorded $0.9 million in taxes payable on our consolidated balance sheet related to this assessment, with $0.5 million related to customs charges being recorded as cost of sales and $0.4 million related to surtaxes on customs and VAT being recorded as other expense. An additional amount of approximately $0.7 million is recoverable VAT, which has no effect on the Company’s statement of operations. The amounts being accrued are based on our current estimate of the possible outcome of our appeal of the assessment through the administrative review processes.

There are other ongoing income tax audits in various international jurisdictions that are not material to our financial statements.

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings Per Share (“EPS”) by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. The Company reported a net loss and net income for the three months ended September 30, 2013 and 2012, respectively. In determining the potential dilution effect of outstanding stock options during the three months ended September 30, 2013 and 2012, the Company used the quarter’s average common stock close price of $19.48 and $6.22 per share, respectively. The Company reported net income and net loss for the nine months ended September 30, 2013 and 2012, respectively. For each of the periods, approximately 0.1 million shares of the Company’s common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive. In determining the potential dilution effect of outstanding stock options during the nine months ended September 30, 2013 and 2012, the Company used the nine month average common stock close price of $11.68 and $5.12 per share, respectively.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserves up to 200,000 shares for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by 100,000. As of September 30, 2013, the 2008 Plan had 72,371 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended September 30, 2013, the Company granted 2,500 stock options with a fair value of $11.71 to an employee. The stock options have an exercise price of $18.81 per share, vest over 3 years, and expire on August 19, 2023. During the three months ended September 30, 2012, the Company did not grant stock options. During the nine months ended September 30, 2013 and 2012, the Company granted 82,500 and 20,000 stock options, respectively. The fair value of stock options granted during the nine months ended September 30, 2013 ranged from $3.53 to $11.71 per share. The Company recognized compensation expense as follows for the three and nine months ended September 30 (in thousands):

	Three months		Nine months
	2013	2012	2013	2012
Total gross compensation expense	$41	$43	$137	$167
Total tax benefit associated with compensation expense	6	7	27	37
Total net compensation expense	$35	$36	$110	$130

As of September 30, 2013, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months ending		Year ending December 31,
	December 31, 2013	2014	2015	2016
Total gross unrecognized compensation expense	$35	$119	$100	$21
Tax benefit associated with unrecognized compensation expense	6	20	15	2
Total net unrecognized compensation expense	$29	$99	$85	$19

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

No shares of common stock were issued pursuant to the Investment Agreement as of October 28, 2013, when the Investment Agreement expired.

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

As of September 30, 2013, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. No shares were repurchased under the June 2004 Plan during the third quarter of 2013 and no shares have ever been purchased under the August 2006 Plan. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

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

The parties are engaged in the discovery process. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, the Company believes it has a valid defense and will vigorously defend this claim.

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

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. This ASU is effective beginning January 1, 2013. Because this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. No additional disclosures were presented during the quarter as there were no material reclassifications from AOCI during the periods presented.

NOTE 9: FAIR VALUE

The Company utilizes fair value measurements to record fair value adjustments to certain financial assets and to determine fair value disclosures.

Fair Value Measurements and Disclosure Topic 820 of the FASB Accounting Standard Codification (“ASC”) establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2013.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2013.

	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$192	$—	$—	$192
Interest bearing deposits – various banks, Korea	3,716	—	—	3,716
Total assets	$3,908	$—	$—	$3,908
Amounts included in:
Cash and cash equivalents	$192	$—	$—	$192
Long-term restricted cash	3,716	—	—	3,716
Total	$3,908	$—	$—	$3,908

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

Consolidated net sales shipped to customers in these regions, along with pack and product information for the three and nine months ended September 30, are as follows (in millions, except percentages):

	Three months				Nine months
Region	2013		2012		2013		2012
North America	$18.7	42.2%	$20.7	48.1%	$60.5	46.2%	$66.0	50.3%
Asia/Pacific	22.0	49.5%	17.8	41.4%	59.7	45.6%	53.0	40.4%
EMEA	3.7	8.3%	4.5	10.5%	10.7	8.2%	12.1	9.3%
Totals	$44.4	100.0%	$43.0	100.0%	$130.9	100.0%	$131.1	100.0%

	Three months		Nine months
	2013	2012	2013	2012
Consolidated product sales	$31.7	$38.3	$108.0	$117.1
Consolidated pack sales	10.9	3.0	17.1	9.1
Consolidated other, including freight	1.8	1.7	5.8	4.9
Consolidated total net sales	$44.4	$43.0	$130.9	$131.1

Long-lived assets, which include property, equipment and construction in progress for the Company and its subsidiaries, reside in the following regions (in millions):

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Region	September 30, 2013	December 31, 2012
North America	$2.7	$3.8
Asia/Pacific	0.5	0.7
EMEA	0.4	0.3
Total	$3.6	$4.8

Inventory balances by region, which consists of raw materials, work in progress, finished goods, and promotional materials, as offset by obsolete inventories, were as follows (in millions):

Region	September 30, 2013	December 31, 2012
North America	$8.2	$9.5
Asia/Pacific	4.5	4.2
EMEA	2.0	1.5
Total	$14.7	$15.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2013 as compared to the same period in 2012, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system. We operate in three regions: (i) North America (the United States, Canada, and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, Ukraine, and the United Kingdom); (iii) Asia/Pacific (Australia, Hong Kong, Japan, New Zealand, the Republic of Korea, Singapore, and Taiwan). In December 2012, we announced the shipment of our products to Hong Kong and officially launched Hong Kong operations in April 2013. In November 2012, we commenced the shipment of our products to Ukraine and officially launched Ukrainian operations in July 2013.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 239,000 active independent associates and members who have purchased our products and/or packs within the last 12 months, who we refer to as active associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in twenty-four countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of associates and members; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure.

Current Economic Conditions and Recent Developments

During the third quarter of 2013 we continued to observe the improvements we experienced during the first and second quarters of 2013. We increased the number of active associates and members by 2.6% as compared to the same period in 2012. This increase was due to an increase in the recruitment of both associates and members as the phased introduction of compensation plan changes targeting associates was implemented primarily during the second quarter of 2013. We implemented enhancements to our sign-up packs globally, which we believe will lead to increases in the recruitment of business- building associates. The number of new independent associates for the third quarter of 2013 increased 33.3% to approximately 22,800 as compared to approximately 17,100 for the same period in 2012. This increase led to an overall increase in revenue of $1.4 million, or 3.3%, during the three months ended September 30, 2013 as compared to the same period in 2012. In July 2013, we launched the final phases of the compensation plan, which enhance the compensation received by associates for the sale of finished products. These changes were fully implemented world-wide in July 2013. During third quarter of 2013, we started a loyalty program where customers earn loyalty points from qualified automatic orders, which can be applied to future purchases.

We experienced a $1.6 million unfavorable impact on our net sales due to fluctuations in foreign currency exchange rates for the three months ended September 30, 2013. For the nine months ended September 30, 2013, we experienced a $3.5 million unfavorable impact on our net sales due to fluctuations in foreign currency exchange rates. The majority of the unfavorable impact on our net sales is in the Asia/Pacific region due to the weakening of the Japanese Yen.

For the three months ended September 30, 2013, our operating expenses (excluding depreciation, commissions, and incentives) increased by $0.8 million as compared to the same period in 2012. This increase is due primarily to a prior year reduction in transactional sales tax expense accruals of $0.8 million relating to the expiration of certain statute of limitations, otherwise there would not be a significant change.

For the nine months ended September 30, 2013, our operating expenses (excluding depreciation, commissions, and incentives) decreased by $2.8 million as compared to the same period in 2012. The decrease in other operating costs was primarily due to a reduction in payroll and payroll-related costs. These continued improvements in our operational efficiencies generated $2.6 million of operating income for the nine months ended September 30, 2013, as compared to an operating loss of $2.4 million during the same period in 2012.

RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2013 and 2012 (in thousands, except percentages):

	2013		2012		Change from 2013 to 2012
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$44,432	100.0%	$43,049	100.0%	$1,384	3.2%
Cost of sales	9,225	20.8%	8,698	20.2%	528	6.1%
Gross profit	35,207	79.2%	34,351	79.8%	856	2.5%

Operating expenses:
Commissions and incentives	19,640	44.2%	18,658	43.3%	983	5.3%
Selling and administrative expenses	8,497	19.1%	8,640	20.1%	(143)	(1.7)%
Depreciation and amortization	474	1.1%	703	1.6%	(230)	(32.7)%
Other operating costs	6,167	13.9%	5,261	12.2%	906	17.2%
Total operating expenses	34,778	78.3%	33,262	77.2%	1,516	4.6%
Income from operations	429	0.9%	1,089	2.6%	(660)	(60.6)%
Interest income	25	0.1%	6	0.0%	19	316.7%
Other income (expense), net	(275)	(0.6)%	455	1.1%	(730)	(160.4)%
Income before income taxes	179	0.4%	1,550	3.7%	(1,371)	(88.5)%
(Provision) benefit for income taxes	(980)	(2.2)%	663	1.5%	(1,643)	(247.8)%
Net income (loss)	$(801)	(1.8)%	$2,213	5.2%	$(3,014)	(136.2)%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	2013		2012		Change from 2013 to 2012
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$130,899	100.0%	$131,162	100.0%	$(263)	(0.2)%
Cost of sales	25,616	19.6%	25,824	19.7%	(208)	(0.8)%
Gross profit	105,283	80.4%	105,338	80.3%	(55)	(0.1)%

Operating expenses:
Commissions and incentives	56,362	43.1%	56,280	42.9%	82	0.1%
Selling and administrative expenses	25,669	19.6%	28,240	21.5%	(2,570)	(9.1)%
Depreciation and amortization	1,699	1.3%	4,082	3.1%	(2,383)	(58.4)%
Other operating costs	18,919	14.4%	19,109	14.6%	(190)	(1.0)%
Total operating expenses	102,649	78.4%	107,711	82.1%	(5,061)	(4.7)%
Income (loss) from operations	2,634	2.0%	(2,373)	(1.8)%	5,006	211.0%
Interest income (expense)	29	0.0%	(26)	0.0%	55	211.5%
Other income (expense), net	(1,278)	(0.9)%	542	0.4%	(1,820)	(335.8)%
Income (loss) before income taxes	1,385	1.1%	(1,857)	(1.4)%	3,241	174.5%
(Provision) benefit for income taxes	(758)	(0.6)%	215	0.2%	(973)	(452.6)%
Net income (loss)	$627	0.5%	$(1,642)	(1.2)%	$2,268	138.1%

Consolidated net sales by region for the three months ended September 30, 2013 and 2012 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Region	2013		2012
North America	$18.7	42.2%	$20.7	48.1%
Asia/Pacific	22.0	49.5%	17.8	41.4%
EMEA	3.7	8.3%	4.5	10.5%
Total	$44.4	100.0%	$43.0	100.0%

Consolidated net sales by customer location for the nine months ended September 30, 2013 and 2012 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Region	2013		2012
North America	$60.5	46.2%	$66.0	50.3%
Asia/Pacific	59.7	45.6%	53.0	40.4%
EMEA	10.7	8.2%	12.1	9.3%
Total	$130.9	100.0%	$131.1	100.0%

Net Sales

Consolidated net sales for the three months ended September 30, 2013 increased by $1.4 million, or 3.3%, to $44.4 million as compared to the same period in 2012. Consolidated net sales for the nine months ended September 30, 2013 decreased by $0.2 million, or 0.2%, to $130.9 million as compared to the same period in 2012. During the third quarter, we started a loyalty program where customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied or forfeited.

North American sales decreased by $2.0 million, or 9.7%, to $18.7 million for the three months ended September 30, 2013 as compared to the same period in 2012. North American sales decreased by $5.5 million, or 8.3%, to $60.5 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The decline in revenue for both the three and nine months ended September 30, 2013 as compared to the same periods in 2012 is primarily due to $1.2 million in loyalty program deferred revenue at September 30, 2013. During the third quarter, a reduction in active associates was partially offset by an increase in active members, resulting in a net 5.6% net reduction in active associates and members.

For the three and nine months ended September 30, 2013, our operations outside of North America accounted for approximately 57.8% and 53.8%, respectively, of our consolidated net sales, whereas in the same period in 2012, our operations outside of North America accounted for approximately 51.9% and 49.7%, respectively, of our consolidated net sales.

Asia/Pacific sales increased by $4.2 million, or 23.6%, to $22.0 million for the three months ended September 30, 2013 as compared to the same period in 2012. Asia/Pacific sales increased by $6.7 million, or 12.6%, to $59.7 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in revenue for the three months and nine months ended September 30, 2013 as compared to the same periods in 2012 was due to an increase in the number of active associates and members. During the three months ended September 30, 2013, the revenue generated per active associate and member increased. These improvements were partially offset by the $1.2 million loyalty program deferred revenue at September 30, 2013. Also, we experienced a $1.2 million unfavorable impact on our net sales due to fluctuations in foreign currency exchange rates for the three months ended September 30, 2013. For the nine months ended September 30, 2013, we experienced a $2.6 million unfavorable impact on our net sales due to fluctuations in foreign currency exchange rates. The majority of the unfavorable impact on our net sales in the Asia/Pacific region was due to the weakening of the Japanese Yen.

EMEA sales decreased by $0.8 million, or 17.8%, to $3.7 million for the three months ended September 30, 2013 as compared to the same period in 2012. Increases in active associates and members were offset by the decrease in revenue per associate and member. EMEA sales decreased by $1.4 million, or 11.6%, to $10.7 million for the nine months ended September 30, 2013 as compared to the same period in 2012. Increases in sales due to the increase in the number of active associates and members were offset by the decrease in revenue per associate and member. Also, we experienced a $0.4 million unfavorable impact on our net sales due to fluctuations in foreign currency exchange rates for the three months ended September 30, 2013. For the nine months ended September 30, 2013, we experienced a $0.9 million unfavorable impact on our net sales due to fluctuations in foreign currency exchange rates. The majority of the unfavorable impact on our net sales in the EMEA region was due to the weakening of the South African Rand.

Fluctuation in foreign currency exchange rates for the three months ended September 30, 2013 had an overall unfavorable impact on our net sales of approximately $1.6 million. For the nine months ended September 30, 2013, fluctuation in foreign currency exchange had an overall unfavorable impact on our net sales of approximately $3.5 million. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended September 30, 2012.

Our total sales and sales mix could be influenced by any of the following:

· changes in our sales prices;

· changes in consumer demand;

· changes in the number of associates and members;

· changes in competitors’ products;

· changes in economic conditions;

· changes in regulations;

· announcements of new scientific studies and breakthroughs;

· introduction of new products;

· discontinuation of existing products;

· adverse publicity;

· changes in our commissions and incentives programs;

· direct competition; and

· fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months		Change
	2013	2012	Dollar	Percentage
Consolidated product sales	$31.7	$38.3	$(6.6)	(17.2)%
Consolidated pack sales	10.9	3.0	7.9	263.3%
Consolidated other, including freight	1.8	1.7	0.1	5.9%
Total consolidated net sales	$44.4	$43.0	$1.4	3.3%

	Nine Months		Change
	2013	2012	Dollar	Percentage
Consolidated product sales	$108.0	$117.1	$(9.1)	(7.8)%
Consolidated pack sales	17.1	9.1	8.0	87.9%
Consolidated other, including freight	5.8	4.9	0.9	18.4%
Total consolidated net sales	$130.9	$131.1	$(0.2)	(0.2)%

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

Product sales for the three months ended September 30, 2013 were $31.7 million, down $6.6 million from the same period in 2012. The average order value for the three months ended September 30, 2013 was $150 as compared to $153 for the same period in 2012 and this decrease resulted in a $0.7 million reduction in revenue. The number of orders processed during the three months ended September 30, 2013 decreased by 7.7%, as compared to the same period in 2012, resulting in a $2.9 million reduction in revenue. A $3.0 million reduction in product sales is attributed to deferred revenue and fluctuations in foreign currency exchange rates.

Product sales for the nine months ended September 30, 2013 decreased by $9.1 million, or 7.8%, as compared to the same period in 2012. The decrease in product sales was primarily due to the reduction in the average order size. The average order value for the nine months ended September, 2013 was $152, as compared to $155 for the same period in 2012 and this decrease resulted in a $2.4 million reduction in revenue. The number of orders processed during the nine months ended September 30, 2013 decreased by 2.9%, as compared to the same period in 2012, resulting in a $3.3 million reduction in revenue. A $3.4 million reduction in product sales is attributed to deferred revenue and fluctuations in foreign currency exchange rates.

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

The dollar amount of pack sales associated with new and continuing associates was as follows, for the three and nine months ended September 30 (in millions, except percentages):

	Three Months		Change
	2013	2012	Dollar	Percentage
New	$2.9	$2.0	$0.9	45.0%
Continuing	8.0	1.0	7.0	700.0%
Total	$10.9	$3.0	$7.9	263.3%

	Nine Months		Change
	2013	2012	Dollar	Percentage
New	$6.8	$6.3	$0.5	7.9%
Continuing	10.3	2.8	7.5	267.9%
Total	$17.1	$9.1	$8.0	87.9%

Total pack sales for the three months ended September 30, 2013 increased by $7.9 million, or 263.3%, to $10.9 million, as compared to $3.0 million for the same period in 2012. Average pack value for the three months ended September 30, 2013 was $274 as compared to $159 for the same period in 2012. The total number of packs sold increased by 20,600, or 108.4%, to 39,600, and the average pack value increased by $115, or 72.3%, for the three months ended September 30, 2013, as compared to the same period in 2012. The increase in the average pack value is due to a change in the sales mix of the type of packs purchased.

The number of new independent associates and members for the third quarter of 2013 increased 4.4% to approximately 28,800 as compared to approximately 27,600 for the same period in 2012.

Total pack sales for the nine months ended September 30, 2013 increased by $8.0 million, or 87.9%, to $17.1 million, as compared to $9.1 million for the same period in 2012. Average pack value for the nine months ended September 30, 2013 was $198, as compared to $160 for the same period in 2012. The total number of packs sold increased by 28,600, or 49.7%, to 86,200, and the average pack value increased by $38, or 23.8%, for the nine months ended September 30, 2013, as compared to the same period in 2012. The increase in the average pack value is due to a change in the sales mix of the type of packs purchased.

The approximate number of new and continuing associates and members who purchased our packs or products during the twelve months ended September 30, 2013 and 2012 were as follows:

	2013		2012
New	109,000	46.0%	95,000	41.0%
Continuing	130,000	54.0%	138,000	59.0%
Total	239,000	100.0%	233,000	100.0%

There was an overall increase of 6,000 or 2.6%, for the twelve months ended September 30, 2013 in the number of associates and members who purchased our products as compared to the same period in 2012, which was due to an increase in the number of new associates and members.

During 2012 and the first nine months of 2013, we took the following actions to recruit and retain associates and members:

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

For the three months ended September 30, 2013, other sales increased by $0.1 million, or 5.9%, to $1.8 million, as compared to $1.7 million for the same period in 2012. Other sales for the nine months ended September 30, 2013 increased by $0.9 million, or 18.4%, to $5.8 million, as compared to $4.9 million for the same period in 2012. The increase was primarily due to an increase in freight fees charged on our products and pack shipments.

Gross Profit

For the three months ended September 30, 2013, gross profit increased by $0.9 million, or 2.5%, to $35.2 million, as compared to $34.3 million for the same period in 2012 due to higher revenue. For the three months ended September 30, 2013, gross profit as a percentage of net sales decreased to 79.2%, as compared to 79.8% for the same period in 2012.

To improve the matching of costs associated with revenue from freight and shipping fees, beginning December 31, 2012, freight costs associated with shipping products to our customers were reclassified to cost of sales from selling and administrative expenses with prior periods’ presentations adjusted accordingly. Total freight costs included in cost of sales were approximately $1.7 million and $1.9 for the three months ended September 30, 2013 and 2012, respectively. Additionally, to more closely conform to the financial presentation of our competitors, royalty costs were reclassified to cost of sales from selling and administrative expenses beginning in December 31, 2012. Total royalty costs included in cost of sales were approximately $0.1 million for each of the three months ended September 30, 2013 and 2012.

Cost of sales during the three months ended September 30, 2013 increased by 6.1%, or $0.5 million, to $9.2 million, as compared to $8.7 million for the same period in 2012. The increase in cost of sales was primarily due to an increase in inventory and freight. Cost of sales as a percentage of net sales for the three months ended September 30, 2013 was 20.8%, as compared to 20.2% for the same period in 2012.

For each of the nine months ended September 30, 2013 and 2012, gross profit was $105.3 million. For the nine months ended September 30, 2013, gross profit as a percentage of net sales increased to 80.4%, as compared to 80.3% for the same period in 2012.

Total freight costs associated with shipping products to our customers included in cost of sales were approximately $5.0 million and $5.6 million for the nine months ended September 30, 2013 and 2012, respectively. Total royalty costs included in cost of sales were approximately $0.2 million for each of the nine months ended September 30, 2013 and 2012.

Cost of sales during the nine months ended September 30, 2013 decreased by 0.8%, or $0.2 million, to $25.6 million, as compared to $25.8 million for the same period in 2012 due to improvements in inventory management resulting in less obsolescence. Cost of sales as a percentage of net sales for the nine months ended September 30, 2013 was 19.6%, as compared to 19.7% for the same period in 2012.

Commission and Incentives

In order to more closely conform to the financial presentations of our competitors, beginning December 31, 2012, commission and incentive expenses were reclassified to operating expenses from cost of sales with prior periods’ presentations adjusted accordingly. Total commission and incentive expenses reclassified to operating expenses were approximately $19.6 million and $18.7 million for the three months ended September 30, 2013 and 2012, respectively.

Commission costs for the three months ended September 30, 2013 increased by 5.0%, or $0.9 million, to $18.8 million, as compared to $17.9 million for the same period in 2012. The increase in commissions was due to the increase in commissionable net sales. For the three months ended September 30, 2013, commissions as a percentage of net sales increased to 42.3% from 41.6% for the same period in 2012.

Commission costs for the nine months ended September 30, 2013 decreased by 0.6%, or $0.3 million, to $53.4 million, as compared to $53.7 million for the same period in 2012. The decrease in commissions was due to the decrease in commissionable net sales. For the nine months ended September 30, 2013, commissions as a percentage of net sales decreased to 40.8% from 41.0% for the same period in 2012.

Incentive costs for the three months ended September 30, 2013 remained relatively the same at approximately $0.8 million, as compared to the same period in 2012. The costs of incentives as a percentage of net sales decreased to 1.8% from 1.9% for the same period in 2012.

Incentive costs for the nine months ended September 30, 2013 increased by 15.4%, or $0.4 million, to $3.0 million, as compared to $2.6 million for the same period in 2012. The costs of incentives as a percentage of net sales increased during this period to 2.3%, as compared to 2.1% for the same period in 2012. Incentive costs for both the three months and nine months ended September 30, 2013 increased as the number of associates qualifying for the travel incentive in U.S. and Canada exceeded the levels achieved during the same period in 2012.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended September 30, 2013, selling and administrative expenses decreased by $0.1 million, or 1.7%, to $8.5 million, as compared to $8.6 million for the same period in 2012. The decrease in selling and administrative expenses consisted primarily of a $0.6 million decrease in payroll and payroll-related costs offset by a $0.5 million increase in marketing costs. Selling and administrative expenses as a percentage of net sales for the three months ended September 30, 2013 decreased to 19.1% from 20.1% for the same period in 2012.

For the nine months ended September 30, 2013, selling and administrative expenses decreased by $2.6 million, or 9.1%, to $25.7 million, as compared to $28.2 million for the same period in 2012. The decrease in selling and administrative expenses consisted primarily of a $3.4 million decrease in payroll and payroll-related costs offset by a $0.8 million increase in marketing costs. Selling and administrative expenses as a percentage of net sales for the nine months ended September 30, 2013 decreased to 19.6% from 21.5% for the same period in 2012.

Other Operating Costs

Other operating costs include travel, accounting, legal and consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with changes in our net sales.

For the three months ended September 30, 2013, other operating costs increased by $0.9 million, or 17.2%, to $6.2 million, as compared to $5.3 million for the same period in 2012. For the three months ended September 30, 2013, other operating costs as a percentage of net sales increased to 13.9% from 12.2% for the same period in 2012. The increase in other operating costs was primarily due to transaction tax adjustments of $0.8 million.

For the nine months ended September 30, 2013, other operating costs decreased by $0.2 million, or 1.0%, to $18.9 million, as compared to $19.1 million for the same period in 2012. For the nine months ended September 30, 2013, other operating costs as a percentage of net sales decreased to 14.4% from 14.6% for the same period in 2012. The decrease in other operating costs was primarily due to a $1.0 million reduction in office expenses and a $0.2 million reduction in legal costs, partially offset by increases in travel costs and taxes.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2013 decreased by 32.7%, or $0.2 million, to $0.5 million, as compared to $0.7 million for the same period in 2012. The decrease is due to a significant computer hardware asset becoming fully depreciated during the third quarter of 2013. As a percentage of net sales, depreciation and amortization expense was 1.1%, as compared to 1.6% for the same period in 2012.

Depreciation and amortization expense for the nine months ended September 30, 2013 decreased by 58.4%, or $2.4 million, to $1.7 million, as compared to $4.1 million for the same period in 2012. The decrease was due to our enterprise resource planning software system becoming fully depreciated at the end of the first quarter of 2012. As a percentage of net sales, depreciation and amortization expense was 1.3%, as compared to 3.1% for the same period in 2012.

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

Other income (expense), net for the three months ended September 30, 2013 was ($0.3) million, as compared to other income (expense), net of $0.5 million for the same period in 2012. The increase in other expense is associated with an increase in the unfavorable foreign currency exchange during the three months ended September 30, 2013, as compared to the same period in 2012.

Other income (expense), net for the nine months ended September 30, 2013 was ($1.3) million, as compared to other income, net of $0.5 million for the same period in 2012. The increase in Other expense is associated with an increase in the unfavorable foreign currency exchange during the nine months ended September 30, 2013, as compared to the same period in 2012.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows for the three and nine months ended September 30:

Country	2013	2012
Australia	30.0%	30.0%
Canada	26.5%	26.0%
Cyprus	12.5%	N/	A
Denmark	25.0%	25.0%
Hong Kong	16.5%	N/	A
Japan	39.4%	42.0%
Mexico	30.0%	30.0%
Norway	28.0%	28.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	26.3%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
Ukraine	19.0%	N/	A
United Kingdom	23.0%	24.0%
United States	37.5%	37.5%

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

For each of the periods ended September 30, 2013 and December 31, 2012, we maintained the following valuation allowances for deferred tax assets totaling $8.7 million as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met:

Country	September 30, 2013	December 31, 2012
	(in millions)
Mexico	$2.6	$2.3
Norway	0.2	0.2
Sweden	0.1	0.1
Switzerland	1.3	1.0
Taiwan	1.3	1.2
United States	3.2	3.7
Total	$8.7	$8.5

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries. For the three and nine months ended September 30, 2013, our effective tax rate was 548.26% and 54.72%, respectively, as compared to 42.8% and 11.6% for the same periods in 2012, respectively. For the three months ended September 30, 2013 and 2012, our effective income tax rate was determined based on the estimated annual effective income tax rate.

The examination of our 2005-2009 tax years by the IRS for U.S. federal tax purposes was settled during the second quarter of 2013. In connection with the audit, the IRS and we agreed to a net tax deficiency of $0.8 million and the payment of interest accrued through June 30, 2013 of $0.2 million, without any penalties. The tax and related interest payments were made during the third quarter of 2013. In connection with the settlement of the audit, we reclassified amounts owed to the IRS and previously recorded as uncertain tax positions as taxes payable, resulting in a $1.0 million tax benefit through September 30, 2013.

Excluding the release of uncertain income tax positions in connection with the settlement of the IRS audit, the effective tax rate for the three and nine months ended September 30, 2013 would have been 1,122.52% and 128.78%. These rates are higher than what would have been expected if the federal statutory income tax rate were applied to income before taxes primarily from the unfavorable differences from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2013, our cash and cash equivalents increased by 35.2%, or $5.0 million, to $19.4 million from $14.4 million as of December 31, 2012. Our restricted cash balance increased during the period ending September 30, 2013 by $1.3 million. Finally, fluctuations in currency rates produced a decline of $0.3 million in cash and cash equivalents.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion. In August 2009, the quarterly cash dividend was suspended and remained suspended as of September 30, 2013. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2013, our working capital decreased by $0.1 million, or 0.6%, to $11.0 million from $11.1 million at December 31, 2012. The decrease in working capital is primarily related to an increase in deferred revenue.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30 (in millions):

Used in:	2013	2012
Operating activities	$8.2	$(3.1)
Investing activities	$(1.8)	$(0.5)
Financing activities	$(1.1)	$(0.8)

Operating Activities

Due to improvements in profitability and the cash used in working capital, cash provided in operating activities was $8.2 million for the nine months ended September 30, 2013 compared to cash used in operating activities of $3.1 million for the same period in 2012.

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

Investing Activities

For the nine months ended September 30, 2013, our net investing activities used cash of $1.8 million compared to cash used of $0.5 million for the same period of 2012. During the nine months ended September 30, 2013, we used cash of $0.5 million to purchase capital assets as compared to purchasing $0.3 million in capital assets for the same period in 2012. In the first three quarters of 2013, we had an increase in restricted cash of $1.2 million as compared to a $0.3 million increase for the same period in 2012.

Financing Activities

For the nine months ended September 30, 2013 and 2012, we used cash of $1.2 million and $0.8 million, respectively, primarily to repay capital lease obligations.

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

We entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership on September 16, 2010. Dutchess committed to purchase, subject to certain restrictions and conditions, up to $10 million of our common stock, over a period of 36 months from the first trading following the effectiveness of the registration statement, which was October 28, 2010. We may draw funds from the Equity Line by selling shares of common stock to Dutchess from time to time. We will not receive any proceeds from the resale of these shares of common stock offered by Dutchess. We will however, receive proceeds from the sale of shares to Dutchess pursuant to the Equity Line. The proceeds will be used for general working capital needs and for other general corporate purposes. For more information on the Equity Line, see Note 6 “Shareholders’ Equity”, to our consolidated financial statements. No shares of common stock were issued pursuant to the Investment Agreement as of October 28, 2013, when the Investment Agreement expired.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of September 30, 2013, for the years ending December 31 (in thousands):

	Remaining 2013	2014	2015	2016	2017	2018	Thereafter	Total
Capital lease obligations and other financing arrangements	$332	$545	$346	$135	$12	$—	$—	$1,370
Purchase obligations (1) (2)	3,514	1,200	1,200	324	—	—	—	6,238
Operating leases	444	1,653	1,547	1,289	1,176	582	--	6,691
Post-employment royalty	51	66	33	—	—	—	—	150
Employment agreements	698	876	—	—	—	—	—	1,574
Royalty agreement	21	84	66	—	—	—	—	171
Tax liability (3)(4)	897	84	129	—	—	—	—	1,110
Other obligations(5)	55	296	282	114	31	26	676	1,480
Total commitments and obligations	$6,012	$4,804	$3,603	$1,862	$1,219	$608	$676	$18,784
__________
(1)	For purposes of the table, a purchase obligation is defined as “an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.”
(2)	Excludes approximately $13.8 million of finished product purchase orders that may be cancelled or with delivery dates that have changed as of September 30, 2013.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 3 "Income Taxes" to our consolidated financial statements.
(4)	Includes approximately $0.9 million associated with the Korean customs audit assessment.
(5)	Other obligations are composed of pension obligations related to the Company’s Japan operations (approximately $1.0 million), lease restoration obligations (approximately $0.2 million), and McAnnalley royalty obligations (approximately $0.2 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2013:

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2013, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at September 30, 2013
Computer hardware and software	3 to 5 years	$0.9 million
Leasehold improvements	2 to 10 years(1)	1.8 million
Office furniture and equipment	5 to 7 years	0.8 million
Automobiles	3 to 5 years	0.1 million
Total net carrying value at September 30, 2013		$3.6 million
__________
(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the nine months ended September 30, 2013.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of September 30, 2013, we recorded no taxes payable and $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

The examination of our 2005-2009 tax years by the IRS for U.S. federal tax purposes was settled during the second quarter of 2013. In connection with the audit, the IRS and the Company agreed to a net tax deficiency of $0.8 million and the payment of interest accrued through June 30, 2013 of $0.2 million, without any penalties. The tax and interest payments were made during the third quarter of 2013. In connection with the settlement of the audit, we reclassified amounts owed to the IRS and previously recorded as uncertain tax positions as taxes payable, resulting in a $1.0 million tax benefit through September 30, 2013. There are other ongoing income tax audits in various international jurisdictions that are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2013, we maintained a valuation allowance for deferred tax assets arising from our operations of $8.7 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of September 30, 2013, we had deferred tax assets, after valuation allowance, totaling $3.3 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Commissions

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of our revenue. At each of September 30, 2013 and December 31, 2012, our deferred revenue was $5.3 million and $1.5 million, respectively. During the third quarter, we started a loyalty program where customers earn loyalty points from qualified automatic orders, which can be applied for future purchases. We defer the dollar equivalent in revenue of these points until the points are applied or forfeited. The deferred revenue associated with the loyalty program at September 30, 2013 was $2.5 million. Deferred revenue consisted primarily of: (i) the sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) the revenue from the loyalty program and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $2.2 million and $0.6 million at September 30, 2013 and December 30, 2012.

Product Return Policy

We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our associates and members to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our associates and members are as follows:

·	Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original associate who sold the product and receive a full cash refund from the associate for the first 180 days following the product’s purchase if located in the United States and Canada, and for the first 90 days following the product’s purchase in the remaining countries. The associate may then return or exchange the product based on the associate product return policy.

·	Associate and Member Product Return Policy. This policy allows the associate or member to return an order within one year of the purchase date upon terminating his/her account. If an associate or member returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the associate or member to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in the remaining countries for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate’s or member’s account.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the nine months ended September 30, 2013, our assumptions and estimates used for the calculated fair value of stock options granted in 2013 were as follows:

	February 2013 Grant	March 2013 Grant	June 2013 Grant	August 2013 Grant
Estimated fair value per share of options granted:	$3.57	$3.53	$6.07	$11.71
Assumptions:
Annualized dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	0.75%	0.66%	0.89%	1.36%
Common stock price volatility	82.3%	82.0%	80.3%	81.2%
Expected average life of stock options (in years)	4.5	4.5	4.5	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of September 30, 2013, using our current assumptions and estimates, we anticipate recognizing $0.2 million in gross compensation expense through 2016 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but has historically ranged between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of September 30, 2013, we had 72,371 shares available for grant in the future.

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

The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2013 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.89000	1.05690	0.98182	0.93220
Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland (Euro)	1.27990	1.36420	1.31717	1.35250
Canada (Dollar)	0.94580	1.01680	0.97744	0.97100
Czech Republic (Koruna)	0.04930	0.05336	0.05123	0.05262
Denmark (Krone)	0.17170	0.18290	0.17663	0.18130
Hong Kong (Dollar)	0.12880	0.12900	0.12890	0.12900
Japan (Yen)	0.00969	0.01161	0.01036	0.01018
Mexico (Peso)	0.07478	0.08352	0.07900	0.07613
New Zealand (Dollar)	0.77140	0.86220	0.81790	0.82970
Norway (Krone)	0.16010	0.18340	0.17213	0.16710
Republic of Korea (Won)	0.00086	0.00098	0.00091	0.00094
Singapore (Dollar)	0.77960	0.81930	0.79938	0.79640
South Africa (Rand)	0.09632	0.11810	0.10598	0.09938
Sweden (Krona)	0.14680	0.15900	0.15355	0.15550
Switzerland (Franc)	1.02770	1.10450	1.07013	1.10450
Taiwan (Dollar)	0.03310	0.03477	0.03371	0.03388
Ukraine (Hryvnia)	0.12210	0.12670	0.12450	0.12380
United Kingdom (British Pound)	1.48940	1.62890	1.54660	1.61430

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANNATECH, INCORPORATED

Dated: November 13, 2013	By:	/s/ Robert A. Sinnott
Robert A. Sinnott
Chief Executive Officer and Chief Science Officer
(principal executive officer)

Dated: November 13, 2013	By:	/s/ S. Mark Nicholls
S. Mark Nicholls
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28. 1998
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.4	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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