Form 10-K
period 2013-12-31
MANNATECH INC
filed 2014-03-18
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

At June 30, 2013, the aggregate market value of the common stock held by non-affiliates of the Registrant was $18,768,721 based on the closing sale price of $11.09, as reported on the NASDAQ Global Select Market.

The number of shares of the Registrant’s common stock outstanding as of March 10, 2014 was 2,653,913 shares.

Documents Incorporated by Reference

Mannatech, Incorporated incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2014 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

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

Overview

Mannatech is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, the United Kingdom, and Ukraine); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). We conduct our business as a single operating segment and primarily sell our products and packs through a network of independent associates and members. As of December 31, 2013, we had approximately 245,000 active independent associates and members who had purchased our products and packs within the last 12 months.

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

Business Segment, Products and Product Development

Business Segment. We conduct our business as a single operating segment – primarily through sales of nutritional supplements, topical and skin care products, and weight management products through network marketing distribution channels in twenty-four countries. For more information with respect to the financial results and conditions of our business segment, including financial information about geographic areas, see Note 16 to our Consolidated Financial Statements, Segment Information.

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

The history of our proprietary ingredients and products is as follows:

•	In 1994, we developed and began selling our first products containing Manapol® powder, an ingredient formulated to support cell-to-cell communication.

•	In 1996, we enhanced our products based on the study of glycoproteins and our scientists developed our own proprietary compound, Ambrotose® complex, which we patented. Our Ambrotose® complex is a blend of polysaccharides (composed of monosaccharides) that helps provide support for the immune system.

•	In 2001, we broadened our proprietary ingredients by developing the Ambroglycin® blend, a balanced food-mineral matrix which helps deliver nutrients to the body and which is used in our proprietary Catalyst™ and Glycentials® vitamin/mineral supplements.

•	In 2004, we introduced our proprietary blend of antioxidant nutrients, MTech AO Blend® ingredient, which is used in our proprietary antioxidant Ambrotose AO® product.

•	In 2006, we introduced a unique blend of plant-based minerals, natural vitamins, and standardized phytochemicals for use in our proprietary PhytoMatrix® product. We also introduced a compound used in reformulated Advanced Ambrotose® complex. This compound allows a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe to be produced in a stable powdered form.

•	In 2007, we introduced into the United States market our skin care line of products that supports skin’s natural texture, beauty, and elasticity. We also launched our PhytoMatrix® caplets, Advanced Ambrotose® capsules and Manna•Bears™ supplement into international markets.

•	In 2008, we introduced a proprietary proteolytic enzyme and phytosterol dietary supplement that supports the body’s natural recovery processes associated with physical activity in our BounceBack™ capsules. We also introduced a proprietary version of whey protein peptide technology that assists targeted fat loss when combined with exercise and a healthy diet in our OsoLean™ powder.

•	In 2009, we introduced our Omega-3, which features EPA/DHA essential acids, PhytoBurst™ Nutritional Chews formulated with vitamins, minerals, and phytonutrients from food-sourced ingredients, and GI-ProBalance™ Slimstick in Korea, which is a synbiotic digestive product containing probiotics, prebiotics, and digestive enzymes. In addition, we improved our Ambrotose® products to include beta-Carotene.

•	In 2010, we launched our Mannatech LIFT™ Skin Care System, which is paraben-free and formulated to give skin a more natural youthful appearance.

•	In 2011, we introduced our reformulated version of our Omega-3 supplement, which now includes Vitamin D3 and features EPA/DHA essential acids. We also introduced GI-ProBalance™ Slimstick in North America and expanded several previously launched products from our domestic line to our international markets.

•	In 2012, we launched our NutriVerus™ powder, a single product that features all of our core scientific technologies at a very affordable price. This unique, ground-breaking product combines our core glyconutrient technologies with vitamins, minerals, antioxidants and stabilized rice bran, all based on Real Food Technology solutions.

•	In 2013, we launched Ūth™ skin cream, a breakthrough in anti-aging that incorporates Mannatech’s glyconutrient technology along with a microsphere delivery system that supports more thorough delivery of the active ingredients to all levels of the skin.

Mannatech offers products based on Real Food Technology solutions, an approach that offers standardized amounts of nutrients sourced from real foods and plants. We focus on producing products that are from all-natural sources, with no synthetic or chemically derived additives. There are three major categories of our products:

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

Skin Care, which offers several products that are formulated with more than 30 botanical ingredients, contain our Jeunesse 7™ proprietary blend – a unique combination of montmorillonite and glyconutrients, and are designed to give the skin a more natural youthful appearance by moisturizing, hydrating and reducing the appearance of fine lines and wrinkles. In addition, we added our Ūth skin rejuvenation crème to our skin care line.

The following table summarizes our products by category:

Product Category	Representative Products
Health
Ambrotose® complex, Ambrotose AO®, Advanced Ambrotose®, PhytoMatrix®, MannaBears™, Catalyst™, PLUS™, Manna-C™, CardioBALANCE®, ImmunoSTART®, BounceBack®, MannaCLEANSE™, PhytAloe®, GI-Zyme®, Omega-3 with Vitamin D3, PhytoBurst™ Nutritional Chews, NutriVerus™, Optimal Support Packets, and GI Pro Balance™ Slimstick.

Weight and Fitness	OsoLean™, GlycoSlim®, AmbroStart®, SPORT™, and EM·PACT®.
Skin Care	Emprizone®, FIRM with Ambrotose®, LIFT™ Exfoliating Facial Cleanser, LIFT™ Multiphase Serum, LIFT™ Day Moisturizer, LIFT™ Night Repair Crème, Ūth Skin Rejuvenation Crème, and LIFT™ Body Lotion.

A significant portion of our revenue is derived from our core Ambrotose® complex products which include the Ambrotose® products and Advanced Ambrotose® products. Product revenue from the core Ambrotose® products were as follows for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	2013		2012
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$59,894	33.8%	$66,280	38.2%
Ambrotose®	10,939	6.2%	12,143	7.0%
Total	$70,833	40.0%	$78,423	45.2%

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

Direct Selling/Network Marketing Channel

Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. Direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2012 approximately 87 million global direct sellers collectively generated annual retail sales of $166.9 billion.

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

Research and development costs related to new product development, enhancement of existing products, clinical studies and trials, FDA compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $1.6 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively.

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

To further ensure product quality, we seek qualified independent organizations to conduct further product testing.  To date, numerous products have been tested, and:

•	ten products are certified according to the NSF/ANSI 173 Dietary Supplement Standard—the only American National Standard for dietary supplements. This certification ensures that this product contains only the ingredients indicated on the label and is free of impurities, and that Good Manufacturing Practices were used in the manufacturing facility; and

•	twenty-six products have been tested and confirmed to be gluten-free by Covance Laboratories.

4.	High-Caliber, Industry-Leading Independent Associates. Our global team of independent associates is comprised of dedicated, hard-working, high-caliber individuals, many of whom have been associated with the network marketing industry for decades and have been loyal to us since our beginning in 1993. To capitalize on their wealth of knowledge and experience, we sponsor a panel of independent associates, called the “North American Associate Advisory Council” (the “Advisory Council”), which help identify and effectively relay the needs of our independent business-building associates to us. The members of the Advisory Council are elected by their peers and serve a three-year term. The Advisory Council meets periodically with our team of senior management to recommend changes, discuss issues, and provide new ideas or concepts, including a full spectrum of innovative ideas for additional quality-driven nutritional supplements aimed at maintaining optimal health and wellness.

5.	Support Philosophy for Our Independent Associates and Members. We are fully committed to providing the highest level of support services to our independent associates and members and believe that we meet expectations and build customer loyalty through the following:

•	providing efficient order processing centers to support operations;

•	offering highly-personalized and responsive customer service;

•	offering a satisfaction guarantee product return policy;

•	providing comprehensive corporate websites (www.mannatech.com, www.allaboutmannatech.com, www.mannatechscience.org and www.mannathink.com), that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools;

•	maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and downline organization reporting for our independent associates at minimal costs;

•	offering, in the United States and Canada, an effective compilation of online marketing and training tools, including MannaPages webnotes and our Navig8 Global Business System;

•	offering updated training/orientation and compliance programs for our independent associates;

•	providing strategically based distribution fulfillment centers to ensure products are shipped on time and at minimal cost;

•	inviting customer input on innovative product ideas, which is gathered and tabulated on www.mannathink.com; and

•	sponsoring several marketing events, designed to provide information, education, and motivation for our dedicated business-building associates and to help stimulate business development. These events provide an interactive venue for introducing new products and services and allow interaction between our management teams, outside researchers, and independent associates.

6.	Flexible Operating Strategy. We believe efficiency, focus, and flexibility are paramount to our operations. For over a decade, we have contracted with third parties to supply and manufacture our proprietary raw materials and products, which we believe allows us to minimize capital expenditures, capitalize on such parties’ expertise, and build additional resources for strategic alliances in the areas of distribution and logistics, product registration, and export requirements. By contracting with various suppliers and manufacturers and by outsourcing distribution for all of our operations, we believe we can quickly adapt operations to current demands in a timely, efficient, and cost-effective manner. We monitor the performance of our third party contractors to ensure they maintain a high quality of service. In addition, we identify alternative sources for our raw materials suppliers and finished goods manufacturers to help prevent any risk of interruption in production should any existing contractors become unable to perform satisfactorily.

7.	Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. Our Board of Directors is composed of six directors, including four independent directors. We believe our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

Business Strategy

Our long-term goal is to be one of the world’s leading network marketing companies founded on the best science-based proprietary products by incorporating a powerful global independent network distribution model into our social entrepreneur consumption program. To achieve our goal, we believe we must focus on the following business priorities:

•	Strengthening our Financial Results and Adding Value to Our Shareholders and Independent Associates. We focus on improving financial results by striving to increase our revenues in both our domestic and foreign operations and to control our operating costs.

•	Attracting New Independent Associates and Retaining Existing Independent Associates. We continually examine our global associate career and compensation plan and periodically offer incentives in order to attract, motivate, and retain independent associates. We believe our global associate career and compensation plan encourages greater associate retention, motivation, and productivity.

•	Carefully Planning and Executing New Market Entries. In order to expand efficiently around the globe, we must continue to present maximum opportunity to our current independent associates as well as those who will join us in the future.

•	Developing New Products and Enhancing Existing Products. We continue to focus on new areas for future product development. We continue our research efforts and strive to ensure that all of our products are made from high quality, effective ingredients that contain one or more of our proprietary compounds, which we believe supports our goal to be a cutting-edge industry leader. We expect that any future products we develop will further complement and enhance our existing products.

Intellectual Property

Trademarks. We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2013, we had 37 registered trademarks in the United States and four trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2013, we had 535 registered trademarks in 36 countries and 25 trademark applications pending in nine foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.

Patents. The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2013, we had 51 patents for technology related to our Ambrotose® formulation, five of which are in the United States and the remainder of which are in 31 foreign jurisdictions.  Overall, as of December 31, 2013, 93 patents have been issued to Mannatech worldwide for the technology relating to our Ambrotose®, Ambrotose AO®, GI-ProBalance™, and PhytoMatrix® product formulations, as well as in the field of biomarker assays. Currently, we have 58 patent applications pending in various jurisdictions relating to the technology supporting the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.

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

Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of new innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 245,000 active independent associates and members purchasing our products and packs during the 12 months ended December 31, 2013, and we had approximately 229,000 active independent associates and members purchasing our products and packs during the 12 months ended December 31, 2012. We have a loyalty program through which consumers earn loyalty points from qualified automatic orders, which can be applied to future purchases.

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

Our global associate career and compensation plan identifies and pays 17 types of commissions to our qualified independent associates, which are based on the following:

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

Product Return Policy. We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our independent associates and members to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our independent associates and members are as follows:

•	Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original independent associate who sold the product and receive a full cash refund by the independent associate for the first 180 days following the product’s purchase, if located in the United States and Canada, and for the first 90 days following the product’s purchase in the remaining countries. The independent associate may then return or exchange the product based on the independent associate product return policy.

•	Independent Associate and Member Product Return Policy. This policy allows the independent associate or member to return an order within one year of the purchase date upon terminating his/her account. If an independent associate or member returns a product unopened and in good condition, he/she may receive a full refund minus a 10% fee. We may also allow the independent associate or member to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in the remaining countries for the first 90 days following the product’s purchase; however, any commissions earned by an independent associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the independent associates’ or member’s account.

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

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, over-the-counter drugs, medical devices, and pharmaceuticals. In January 2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body”. In the rule and its preamble, the FDA distinguished between permitted claims under the Federal Food, Drug and Cosmetic Act (the “Act”) relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease. In June 2007, the FDA issued a rule, as authorized under the Act that defined current Good Manufacturing Practices in the manufacture and holding of dietary supplements. Effective January 1, 2006, legislation required specific disclosures in labeling where a food, including a dietary supplement, contains an ingredient derived from any of eight named allergens. Legislation passed at the end of 2006 now requires us to report to the FDA any reports of “serious adverse events” associated with the use of a dietary supplement or an over-the-counter drug that is not covered by new drug approval reporting.

The Dietary Supplement Health and Education Act of 1994, referred to as DSHEA, revised the provisions of the Act concerning the composition and labeling of dietary supplements and statutorily created a new class entitled “dietary supplements.” Dietary supplements include vitamins, minerals, herbs, amino acids, and other dietary substances used to supplement diets. A majority of our products are considered dietary supplements as outlined in the Act, which requires us to maintain evidence that a dietary supplement is reasonably safe. A manufacturer of dietary supplements may make statements concerning the effect of a supplement or a dietary ingredient on the structure or any function of the body, in accordance with the regulations described above. As a result, we make such statements with respect to our products. In some cases, such statements must be accompanied by a statutory statement that the claim has not been evaluated by the FDA and that the product is not intended to treat, cure, mitigate, or prevent any disease, and the FDA must be notified of such claim within 30 days of first use.

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

International Regulations. We are also subject to extensive regulations in each country in which we operate. Currently we sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, the United Kingdom, and Ukraine); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). Some of the country-specific regulations include the following:

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

•
various European Union (“EU”) regulations and pronouncements address both our selling activities and the sale of food supplements in EU member nations, however, at the current time the local statutes and regulations stated above are ascendant to the EU pronouncements if in conflict.  The primary EU regulations pertaining to Food Supplements include: the EU Food Supplement Directive (2002/46/EC) and Nutrition and Health Claims Regulations (2006/1924/EC);

•	the Civil Code of Ukraine, the Law of Ukraine on Protections of Consumer Rights, and the Law of Ukraine on Safety and Quality of Food Products No. 771/97-BP; and

•	the Food and Drugs (Composition and Labeling) Regulations, the Pyramid Schemes Prohibition Ordinance, the Personal Data (Privacy) Ordinance, and the Import and Export Ordinance in Hong Kong.

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

In Ukraine, there is no special law or regulation that governs our network marketing business model. However, such business is governed by various laws, primarily by general provisions of the Civil Code of Ukraine and the Commercial Code of Ukraine. Furthermore, we are subject to the Law of Ukraine On Protections of Consumer Rights No. 1023-XII.  Our products are governed by the Law of Ukraine On Safety and Quality of Food Products No. 771/97-BP, which provides general requirements for production, marketing and import of products including dietary supplements.

In Hong Kong, our network marketing system, overall operations and trade practices are governed by a number of Ordinances including the Sale of Goods Ordinance, the Control of Exemption Clauses Ordinance, the Pyramid Schemes Prohibition Ordinance and the Personal Data (Privacy) Ordinance. Such Ordinances include a number of consumer protections (including data privacy) and regulate trading practices.  Importation and registration of our products permitting their sale in Hong Kong are controlled by the Import and Export Ordinance and its subsidiary legislation, the Import and Export (Registration) Regulations.

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

Competition

Other Nutritional Supplement Companies. The nutritional supplement industry is steadily gaining momentum and is intensely competitive. Our current direct competitors selling similar nutritional products include:

•	AdvoCare International

•	GNC Holdings, Inc.;

•	Herbalife Ltd.;

•	Nature’s Sunshine Products, Inc.;

•	Nerium International

•	NOW Foods;

•	Nu Skin Enterprises, Inc.;

•	Reliv’ International, Inc;

•	Solgar Vitamin and Herb Company, Inc.;

•	Swanson Health Products;

•	Usana Health Sciences, Inc.; and

•	Vitamin Shoppe Industries, Inc.

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

The availability of independent associates decreases when other network marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our unique patented, proprietary blend of high-quality products;

•	our 20-year track record in the business of selling nutritional products;

•	our model which does not require our independent associates to carry inventory or accounts receivable;

•	our unique and financially rewarding global associate career and compensation plan;

•	our innovative marketing and educational tools; and

•	our easy and convenient delivery system.

Employees

At December 31, 2013 and 2012, we employed 296 and 310 people, respectively, as set forth below:

	2013	2012
North America	182	182
Asia/Pacific	80	92
EMEA	34	36
Total	296	310

	2013	2012
Full-time employees	290	303
Part-time employees	6	7
Total	296	310

These numbers do not include our independent associates, who are independent contractors and are not employees.

Item 1A.	Risk Factors

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

As of December 31, 2013, we had approximately 245,000 active independent associates and members who purchased our products within the last 12 months, of which 135 occupied the highest associate levels under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

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

The Company entered into a renewable consulting agreement, which expired February 28, 2014, with WonderEnterprises, LLC (f/k/a Salinda Enterprises, LLC; hereinafter “Wonder”) for the consulting services of Mr. Samuel L. Caster, the Company’s founder and former Chairman of the Board, who is also an owner and an employee of Wonder. However, the parties did not renew the Agreement (see Note 9 to our Consolidated Financial Statements, Transactions with Related Parties and Affiliates). The loss or limitation of these consulting services could have a material adverse effect on our business, financial condition, results of operations, or independent associate relations.

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

In addition, in the past, and because of the industry in which we operate, we have experienced inquiries regarding specific independent associates.

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

13. If we are unable to protect the proprietary rights of our products, our business could suffer.

Our success and competitive position largely depends on our ability to protect the following proprietary rights:

•	our Ambrotose® complex, a glyconutritional dietary supplement ingredient consisting of a blend of monosaccharides, or sugar molecules, used in the majority of our products;

•	the MTech AO Blend® formulation, our proprietary antioxidant technology used in the Ambrotose AO® complex; and

•	a compound used in our reformulated Advanced Ambrotose® complex that allows for a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe.

We have filed patent applications for the technology relating to our Ambrotose®, Ambrotose AO®, Phytomatrix® and GI-ProBalance®™ products in the United States and certain foreign countries. As of December 31, 2013, we had received 51 patents for the technology relating to Ambrotose® complex, five of which were issued in the United States and the remainder of which were issued in 31 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our  products may not issue or that the patent protection  granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

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

If we do not introduce new products or make enhancements to meet the changing needs of our independent associates, members and customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition, and operating results.

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

19. Concentration Risk

A significant portion of our revenue is derived from our core Ambrotose® complex products, which include the Ambrotose® products and Advanced Ambrotose® products. A decline in sales value of such legacy products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from the core Ambrotose® products were as follows for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	2013		2012
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$59,894	33.8%	$66,280	38.2%
Ambrotose®	10,939	6.2%	12,143	7.0%
Total	$70,833	40.0%	$78,423	45.2%

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

21. The global nutrition and skin care industries are intensely competitive and the strengthening of any of our competitors could harm our business.

The global nutrition and skin care industries are intensely fragmented and competitive. We compete for independent associates with other network marketing companies outside the global nutrition and skin care industries. Many of our competitors have greater name recognition and financial resources, which may give them a competitive advantage. Our competitors may also be able to devote greater resources to marketing, promotional, and pricing campaigns that may influence our continuing and potential independent associates and members to buy products from competitors rather than from us. Such competition could adversely affect our business and current market share.

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

We currently sell our products in the international markets of Canada, Mexico, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, Netherlands, Norway, South Africa, Sweden, the United Kingdom, Ukraine, Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong. Our international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If we do not adequately address such issues, our international markets may not meet growth expectations. Our international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

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

25. If our information technology system fails or if the implementation of new information technology systems is not executed efficiently and effectively, our business, financial position, and our operating results could be adversely affected.

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

Occasionally information technology systems must be upgraded or replaced and if this system implementation is not executed efficiently and effectively, the implementation may cause interruptions in our primary management information systems, which may make our website or services unavailable thereby preventing us from processing transactions, which would adversely affect our financial position or operating results.

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

In 2013 and 2012, we recognized 63.3% and 59.2%, respectively, of net sales in markets outside of the United States. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, in 2013, our net sales declined $5 million compared to 2012 due to unfavorable foreign exchange, but grew 5.2% on a Constant dollar basis (see Item 7, Non-GAAP Financial Measures). There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

 As of December 31, 2013, our directors, executive officers, and a major shareholder, collectively with their families and affiliates, beneficially owned approximately 37.3% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

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

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs.  If we are unsuccessful in generating positive cash flow from operations, we could exhaust our available cash resources and be required to secure additional funding through a debt or equity financing, significantly scale back our operations, and/or discontinue many of our activities, which could negatively affect our business and prospects. Additional funding may not be available or may only be available on unfavorable terms.
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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size		Expiration date
Coppell, Texas (corporate headquarters)	110,000	sq. feet	March 2018
Coppell, Texas (distribution center)	75,000	sq. feet(1)	March 2018
St. Leonards, Australia (Australian headquarters)	850	sq. meters(2)	December 2018
Milton Park, Oxfordshire (U.K. headquarters)	3,240	sq. feet	August 2017
Minato-ku, Tokyo, Japan (Japanese headquarters)	296	Tsubos(3)	December 2014
Ganganm-gu, Seoul, Korea (Republic of Korea headquarters)	717	Pyong (4)	June 2016
Seo-gu, Daejun, Korea ( Regional center)	113	Pyong (5)	June 2014
Taipei, Taiwan (Taiwan headquarters)	254	Pings (6)	April 2014
Kaohsiung, Taiwan (Taiwan training center)	101	Pings (7)	June 2014
Zug, Switzerland (Switzerland headquarters)	680	sq. meters(8)	November 2015
Markham, Ontario (Canada headquarters)	3,097	sq. feet	September 2014
Richmond, BC (Canada training center)	1,963	sq. feet	September 2017
Bedfordview, South Africa (Office)	383	sq. meters(9)	March 2015
Cape Province, South Africa (Office)	36	sq. meters(10)	Monthly
Guadalajara, Mexico (customer service center)	1550	sq. meters(11)	February 2016
Mexico City, Mexico (customer service center)	179	sq. meters(12)	November 2015
Monterrey, Mexico (customer service center)	280	sq. meters(13)	March 2014
Kyiv, Ukraine (Ukraine headquarters)	158	sq. meters(14)	June 2016

(1) The Company subleases a majority of this space to Integrated Distribution and Logistics Direct, LLC, which provides warehousing and distribution services.
(2) Approximately 9,150 square feet.
(3) Approximately 10,533 square feet.
(4) Approximately 25,514 square feet.
(5) Approximately 4,021 square feet.
(6) Approximately 9,037 square feet.
(7) Approximately 3,594 square feet.

(8) Approximately 7,320 square feet.
(9) Approximately 4,123 square feet.
(10) Approximately 388 square feet.
(11) Approximately 16,685 square feet.
(12) Approximately 1,927 square feet.
(13) Approximately 3,014 square feet.
(14) Approximately 1,701 square feet.

To maximize our operating strategy and minimize costs, we contract with third-party distribution and fulfillment facilities in our three regions: (i) North America, (ii) EMEA and (iii) Asia/Pacific. By entering into these third-party distribution facility agreements, our offices maintain flexible operating capacity, minimize shipping costs, and are able to process an order within 24-hours after order placement and receipt of payment.

Item 3.	Legal Proceedings

See Note 13 to our Consolidated Financial Statement, Litigation, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock. On February 12, 1999, we completed our initial public offering. Our common stock is currently trading on Nasdaq under the symbol “MTEX.” Effective January 13, 2012, we amended our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock at a ratio of 1-for-10. The primary purpose of the reverse stock split was to increase the per-share market price of our common stock in order to maintain our listing on Nasdaq. As of March 10, 2014, we had an aggregate of 2,653,913 shares of our common stock outstanding and the closing price on such date was $16.00. Below are the high and low closing prices of our common stock as reported on the Nasdaq for each quarter of the fiscal years ended December 31, 2013 and 2012:

2013:	Low	High
First Quarter	$5.55	$6.75
Second Quarter	$6.15	$12.75
Third Quarter	$10.85	$34.80
Fourth Quarter	$16.78	$29.51
2012:	Low	High
First Quarter	$3.55	$4.90
Second Quarter	$3.35	$7.00
Third Quarter	$5.12	$7.68
Fourth Quarter	$4.80	$7.74

Holders. As of March 10, 2014, there were 1,275 shareholders of record.

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

Recent Sales of Unregistered Securities.

None.

Uses of Proceeds from Registered Securities.

None.

Issuer Purchases of Equity Securities.

None.

Item 6.	Selected Financial Data

Not applicable for a Smaller Reporting Company

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the two years ended December 31, 2013 and 2012. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements and related notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system. We operate in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, the United Kingdom and Ukraine); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore Taiwan and Hong Kong). Our Switzerland office manages certain day-to-day business needs of non-North American markets.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 245,000 active independent associates and members who had purchased our products and/or packs during the last 12 months, who we refer to as current independent associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in twenty-one countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of current independent associates and members; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure.

Current Economic Conditions and Recent Developments

During 2013, we increased the number of active independent associates and members by 7.0% as compared to 2012. This increase was due to an increase in the recruitment of both independent associates and members attributed in part to compensation plan changes targeting independent associates. We implemented enhancements to our sign-up packs globally, which we believe will lead to increases in the recruitment of business-building independent associates. The number of new independent associates for 2013 increased 29.9% to approximately 82,200 as compared to approximately 63,300 for the same period in 2012. These improvements led to an overall increase in revenue of $4.0 million, or 2.3% compared to 2012. By July 2013, we completed our world-wide implementation of the compensation plan to enhance the compensation received by independent associates for the sale of finished products. During the third quarter of 2013, we started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases.

During 2013, our operating expenses (excluding depreciation, commissions, and incentives) decreased by $2.4 million as compared to the same period in 2012. The decrease in other operating costs was primarily due to a reduction in legal and consulting fees, office expenses, payroll and payroll-related costs, offset by an increase in travel. During 2012, we reduced transactional sales tax expense accruals by $0.9 million relating to the expiration of certain statute of limitations. Also, in 2012 we reduced our estimate of future royalty payments related to the post-employment royalty payable to Dr. McAnalley, which favorably impacted other operating expenses by $0.9 million. Improvements in our operational efficiencies generated $4.8 million of operating income during 2013, as compared to an operating loss of $1.0 million during the same period in 2012.

RESULTS OF OPERATIONS

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2013 and 2012 (in thousands, except percentages).

	2013		2012		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$177,423	100.0%	$173,447	100.0%	$3,976	2.3%
Cost of sales	36,097	20.3%	34,641	20.0%	1,456	4.2%
Gross profit	141,326	79.7%	138,806	80.0%	2,520	1.8%

Operating expenses:
Commissions and incentives	75,633	42.6%	73,823	42.6%	1,810	2.5%
Selling and administrative expenses	33,758	19.0%	37,176	21.4%	(3,418)	(9.2)%
Depreciation and amortization	2,120	1.2%	4,755	2.7%	(2,635)	(55.4)%
Other operating costs	25,059	14.1%	24,032	13.9%	1,027	4.4%
Total operating expenses	136,570	77.0%	139,786	80.6%	(3,216)	(2.3)%
Income from operations	4,756	2.7%	(980)	(0.6)%	5,736	585.2%
Interest income	22	0.0%	50	0.0%	28	56.0%
Other income (expense), net	(1,969)	(1.1)%	630	0.4%	(2,599)	(412.5)%
Income before income taxes	2,809	1.6%	(300)	(0.2)%	3,109	1,036.3%
Income tax benefit (provision)	365	(0.2)%	(1,088)	(0.6)%	1,453	133.5%
Net income (loss)	$3,174	1.8%	$(1,388)	(0.8)%	$4,562	328.7%

Non-GAAP Financial Measures

To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: Net Sales, Deferred Revenue, Gross Profit, and Income/(Loss) from Operations. We refer to these adjusted financial measures as Constant dollar items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current year results and prior year results at a constant exchange rate, which is the prior year’s rate. Currency impact is determined as the difference between actual growth rates and constant currency growth rates.

	2013		2012	Reconciliation – Constant $
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$177.4	$182.4	$173.4	$9.0	5.2%
Product	143.5	147.9	155.8	(7.9)	(5.1)%
Pack	26.2	26.5	11.4	15.1	132.5%
Other	7.7	8.0	6.2	1.8	29.0%
Deferred Revenue	6.4	6.6	1.5	5.1	340.0%
Gross Profit	141.3	145.2	138.8	6.4	4.6%
Income/(Loss) from Operations	4.8	4.9	(1.0)	5.9	590.0%

Consolidated net sales by region for the years ended December 31, 2013 and 2012 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2013		2012
North America	$82.2	46.3%	$86.5	49.9%
Asia/Pacific	80.3	45.3%	70.6	40.7%
EMEA	14.9	8.4%	16.3	9.4%
Total	$177.4	100.0%	$173.4	100.0%

Net Sales

For the year ended December 31, 2013, our operations outside of North America accounted for approximately 53.7% of our consolidated net sales, whereas in the same period in 2012, our operations outside of North America accounted for approximately 50.1% of our consolidated net sales.

Consolidated net sales for the year ended December 31, 2013 increased by $4.0 million, or 2.3%, to $177.4 million, as compared to $173.4 million for the same period in 2012. North America sales decreased by $4.3 million, or 5.0%, to $82.2 million as compared to $86.5 million for the same period in 2012. Asia/Pacific sales increased by $9.8 million, or 13.9%, to $80.3 million as compared to $70.6 million for the same period in 2012. EMEA sales decreased by $1.5 million, or 9.1%, to $14.9 million as compared to $16.3 million for the same period in 2012.

During 2013, fluctuations in foreign currency exchange rates had an overall unfavorable impact on our net sales. In constant dollars, a non-GAAP financial measure that calculates 2013 financial results in the prior year exchange rates, net sales for the year ending December 31, 2013 grew by $9.0 million, compared to 2012. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the year ended December 31, 2012.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;
•	changes in consumer demand;
•	changes in the number of independent associates and members;
•	changes in competitors’ products;
•	changes in economic conditions;
•	changes in regulations;
•	announcements of new scientific studies and breakthroughs;
•	introduction of new products;
•	discontinuation of existing products;
•	adverse publicity;
•	changes in our commissions and incentives programs;
•	direct competition; and
•	fluctuations in foreign currency exchange rates.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

			Change
	2013	2012	Dollar	Percentage
Consolidated product sales	$143.5	$155.8	$(12.3)	(7.9)%
Consolidated pack sales	26.2	11.4	14.8	129.8%
Consolidated other, including freight	7.7	6.2	1.5	24.2%
Total consolidated net sales	$177.4	$173.4	$4.0	2.3%

Pack sales correlate to new independent associates who purchase starter packs and to continuing independent associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing independent associates and members because independent associates and members utilize products at different volumes.

Product Sales

Substantially all of our product sales are to independent associates at published wholesale prices. We also sell our products to independent members at discounted published retail prices.

Product sales for the year ended December 31, 2013 decreased by $12.3 million, or 7.9% to $143.5 million as compared to $155.8 million for the same period in 2012. The increase in the number of orders processed during the twelve months ending December 31, 2013 was offset by decreases in revenue attributed to a reduction in the average order size and deferred revenue in our loyalty program (see Note 1 to our Consolidated Financial Statements, Organization and Summary of Significant Accounting Policies). The number of orders processed during the twelve months ended December 31, 2013 increased by 7.4%, as compared to the same period in 2012, resulting in a $10.3 million increase in revenue, which was offset by a decrease in the average order value for the twelve months ended December 31, 2013. Average order value was $154, as compared to $172 for the same period in 2012, and this decrease resulted in a $17.1 million reduction in revenue. The reduction in product sales revenue is also due to $5.5 million deferred revenue.

Pack Sales

Packs may be purchased by our independent associates who wish to build a Mannatech business. These packs are offered to our independent associates at a discount from published retail prices. There are several pack options available to our independent associates. In certain markets, pack sales are completed during the final stages of the registration process and can provide new independent associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building independent associates can also purchase an upgrade pack, which provides the independent associate with additional promotional materials, additional products, and eligibility for additional commissions and incentives. Many of our business-building independent associates also choose to purchase renewal packs to satisfy annual renewal requirements to continue to earn various commissions.

The dollar amount of pack sales associated with new and continuing independent associates was as follows, for the years ended December 31 (in millions, except percentages):

			Change
	2013	2012	Dollar	Percentage
New	$10.1	$7.7	$2.4	31.2%
Continuing	16.1	3.7	12.4	335.1%
Total	$26.2	$11.4	$14.8	129.8%

Total pack sales for the year ended December 31, 2013 increased by $14.8 million, or 129.8%, to $26.2 million, as compared to $11.4 million for the same period in 2012 as the number of packs sold increased 58.3% and the average value of the pack increased. Average pack value for the year ended December 31, 2013 was $228, as compared to $157 for the same period in 2012.

The approximate number of active new and continuing independent associates and members who purchased our packs or products during the twelve months ended December 31 was as follows:

	2013		2012
New	116,000	47.0%	97,000	42.0%
Continuing	129,000	53.0%	132,000	58.0%
Total	245,000	100.0%	229,000	100.0%

During 2013 and 2012, we took the following actions to help increase the number of independent associates and members:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;
•	explored new international markets;
•	continued to strengthen compliance initiatives;
•	concentrated on publishing results of research studies and clinical trials related to our products;
•	initiated additional incentives;
•	explored new advertising and educational tools to broaden name recognition; and
•	implemented changes to our global associate career and compensation plan.

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

For the year ended December 31, 2013, other sales increased by $1.5 million, or 24.2%, to $7.7 million, as compared to $6.2 million for the same period in 2012. The increase was primarily due to an increase in freight fees for product and pack shipments.

Gross Profit

For the year ended December 31, 2013, gross profit increased by $2.5 million, or 1.8%, to $141.3 million, as compared to $138.8 million for the same period in 2012. For the year ended December 31, 2013, gross profit as a percentage of net sales decreased slightly to 79.7% as compared to 80.0% for the year ended December 31, 2012.

Commission and Incentives

Commission costs increased for the year ended December 31, 2013, by 1.9%, or $1.4 million, to $72.1 million, as compared to $70.7 million for the same period in 2012. The increase in commissions was due to the increase in commissionable net sales. Commissions as a percentage of net sales were 40.6% for the year ending December 31, 2013 and 40.8% for the same period in the prior year.

Incentive costs increased for the year ended December 31, 2013 by 17.2%, or $0.5 million, to $3.6 million, as compared to $3.1 million for the same period in 2012. The costs of incentives, as a percentage of net sales increased to 2.0% for the year ended December 31, 2013, as compared to 1.8% for the same period in 2012.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the year ended December 31, 2013, overall selling and administrative expenses decreased by $3.4 million, or 9.2%, to $33.8 million, as compared to $37.2 million for the same period in 2012. Selling and administrative expenses, as a percentage of net sales decreased to 19.0%, as compared to 21.4% for the same period of 2012. The decrease in selling and administrative expenses consisted of a $3.4 million decrease in payroll and payroll-related costs.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the year ended December 31, 2013, other operating costs increased by $1.1 million, or 4.4%, to $25.1 million, as compared to $24.0 million for the same period in 2012. For the year ended December 31, 2013, other operating costs, as a percentage of net sales, were 14.1%, as compared to 13.9% for the same period in 2012.  The increase in other operating costs was primarily due to a $0.7 million increase in travel costs and a $0.9 million increase attributed to transaction tax adjustments. These cost increases were partially offset by decreases in legal and consulting fees, facilities, repairs and maintenance cost. During 2012, the Company reduced by $0.9 million the accrued present value of the estimated future royalty payments related to the post-employment royalty benefit payable to Dr. McAnalley to a $0.13 million liability at December 31, 2012. The estimated post-employment royalty benefit payable to Dr. McAnalley was a $0.07 million liability at December 31, 2013.

Depreciation and Amortization Expense

For the year ended December 31, 2013, depreciation and amortization expense was $2.1 million, as compared to $4.8 million for the same period in 2012. As a percentage of net sales, depreciation and amortization expense decreased to 1.2% from 2.7% for the same period in 2012.

Other income (expense), net

For the year ending December 31, 2013 and 2012, other income (expense), net was ($2.0) million and $0.6 million, respectively. During 2013, the other expense included ($1.0) million of customs taxes and ($1.0) of foreign exchange loss. During 2012, other income resulted from foreign exchange gains.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2013	2012
Australia	30.0%	30.0%
Canada	26.5%	26.0%
Denmark	25.0%	25.0%
Japan	39.4%	42.0%
Mexico	30.0%	30.0%
Norway	28.0%	28.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	26.3%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	23.0%	24.0%
United States	37.5%	37.5%
Cypress	12.5%	--
Hong Kong	16.5%	--
Ukraine	19.0%	--

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction.

As of December 31, 2013 and 2012, we maintained our valuation allowance for deferred tax assets in the following table (in millions), as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in Topic 740, cannot be met.

Country	2013	2012
Mexico	$2.7	$2.3
Norway	0.2	0.2
Sweden	0.1	0.1
Switzerland	0.2	1.0
Taiwan	1.2	1.2
Ukraine	0.1	--
United States	0.8	3.7
Total	$5.3	$8.5

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the years ended December 31, 2013 and 2012, our effective tax rate was (13.0)% and (363.1)%，respectively. For 2013, the effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of the tax benefit recognized from an IRS tax audit settlement, reversal of valuation allowances against net deferred tax assets and differences from foreign operations (see Note 14 to our Consolidated Financial Statements, Litigation). For 2012, we had a provision for income tax despite the pre-tax losses primarily because of differences from foreign operations and increases in uncertain income tax positions.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of December 31, 2013, our cash and cash equivalents increased by 41.9%, or $6.0 million, to $20.4 million from $14.4 million as of December 31, 2012. Our restricted cash balance increased during the period ending December 31, 2013 by $0.5 million. Finally, fluctuations in currency rates produced a decline of $0.4 million in cash and cash equivalents in 2013 as compared to a decline of $0.8 million in 2012.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion. In August 2009, the quarterly cash dividend was suspended and remained suspended as of December 31, 2013. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2013, our working capital increased by $2.4 million, or 21.6%, to $13.5 million from $11.1 million at December 31, 2012. The increase in working capital is primarily due to an increase in cash, prepaid expenses and deferred commissions, offset by commissions payable and deferred revenue.  Deferred commissions and deferred revenue increased during 2013 due to the loyalty program (see Note 1 to our Consolidated Financial Statements, Organization and Summary of Significant Accounting Policies).

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

Provided by / (used in):	2013	2012
Operating activities	$8.6	$(1.5)
Investing activities	$(0.6)	$(0.3)
Financing activities	$(1.6)	$(1.1)

Operating Activities

Due to improvements in profitability and the cash used in working capital, cash provided in operating activities was $8.6 million for the year ended December 31, 2013 compared to cash used in operating activities of $1.5 million for the same period in 2012.

Investing Activities

For the year ended December 31, 2013, our net investing activities used cash of $0.6 million compared to cash used of $0.3 million for the same period of 2012. During the year ended December 31, 2013, we used cash of $0.6 million to purchase capital assets as compared to purchasing $0.4 million in capital assets for the same period in 2012.

Financing Activities

For the years ended December 31, 2013 and 2012, we used cash of $1.6 million and $1.1 million, respectively, primarily to repay capital lease obligations.

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

We entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (the “Investor”) on September 16, 2010. The Investor committed to purchase, subject to certain restrictions and conditions, up to $10 million of our common stock, over a period of 36 months from the first trading following the effectiveness of the registration statement, which was October 28, 2010. This agreement expired on October 28, 2013.  No shares of our common stock were issued pursuant to the Investment Agreement.

We are engaged in ongoing audits in various tax jurisdictions and other disputes in the normal course of business. It is impossible at this time to predict whether we will incur any liability, or to estimate the ranges of damages, if any, in connection with these matters. Adverse outcomes on these uncertainties may lead to substantial liability or enforcement actions that could adversely affect our cash position. For more information, see Note 8 Income Taxes and Note 13 Litigation to our Consolidated Financial Statements.

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

Our future access to the capital markets may be adversely impacted if we fail to maintain compliance with the Nasdaq Marketplace Rules for the continued listing of our stock. We continuously monitor our compliance with the Nasdaq continued listing rules.

CONTRACTUAL OBLIGATIONS

 The following summarizes our future commitments and obligations associated with various agreements and contracts as of December 31, 2013, for the years ending December 31 (in thousands):

	2014	2015	2016	2017	2018	2019	Thereafter	Total
Capital lease obligations and other financing arrangements	$776	$337	$130	$15	$2	$—	$—	$1,260
Purchase obligations(1)(2)	4,522	1,200	300	—	—	—	—	6,022
Operating leases	1,620	1,443	1,229	1,158	563	—	—	6,013
Post-employment royalty	50	25	—	—	—	—	—	75
Employment agreements	940	—	—	—	—	—	—	940
Royalty agreement	84	66	—	—	—	—	—	150
Tax liability (3)	37	33	144	—	—	—	—	214
Other obligations(4)	90	518	136	67	50	77	461	1,399
Total commitments and obligations	$8,119	$3,622	$1,939	$1,240	$615	$77	$461	$16,073

(1)	For purposes of the table, a purchase obligation is defined as “an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.”
(2)	Excludes approximately $13.2 million of finished product purchase orders that may be cancelled or with delivery dates that have changed as of December 31, 2013.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 8 to our Consolidated Financial Statements, Income Taxes to our consolidated financial statements.
(4)	Other obligations are composed of pension obligations related to the Company’s Japan operations (approximately $0.9 million), lease restoration obligations (approximately $0.3 million), and long-term license obligations (approximately $0.2 million).

We have maintained purchase commitments with certain raw material suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. Currently, we have one supply agreement that requires minimum purchase commitments. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any set minimums. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any special-purpose entity arrangements, nor do we have any off-balance sheet arrangements.

MARKET RISKS

Please see “Quantitative and Qualitative Disclosure about Market Risk” under Item 7A of this Form 10-K for additional information about our Market Risks.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2013:

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2013 and 2012, our inventory reserves were $2.0 million and $1.6 million, respectively.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of December 31, 2013, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life	Net carrying value at December 31, 2013
Office furniture and equipment	5 to 7 years	$0.7 million
Computer hardware and software	3 to 5 years	0.8 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements	2 to 10 years(1)	1.6 million
Total net carrying value at December 31, 2013		$3.2 million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment existed during the years ended December 31, 2013 and 2012.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of December 31, 2013, we recorded $0.7 million in other long-term liabilities and $0.1 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit.  The majority of our current tax liability related to uncertain tax positions is associated with an ongoing IRS audit.  It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change.  We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

The examination of our 2005-2009 tax years by the IRS for U.S. federal tax purposes was settled during the second quarter of 2013.  In connection with the audit, the IRS and the Company agreed to a net tax deficiency of $0.8 million and the payment of interest accrued through June 30, 2013 of $0.2 million, without any penalties.  In connection with the settlement of the audit, the Company reclassified amounts owed to the IRS and previously recorded as uncertain tax positions as taxes payable, resulting in a $1.0 million tax benefit during the year of 2013.  There are other ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2013, we maintained a valuation allowance for deferred tax assets arising from our operations of $5.3 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of December 31, 2013, we had deferred tax assets, after valuation allowance, totaling $5.3 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of our revenue. At each of December 31, 2013 and December 31, 2012, our deferred revenue was $6.4 million and $1.5 million, respectively. During the third quarter of 2013, we started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied or forfeited. The deferred revenue associated with the loyalty program at December 31, 2013 was $5.5 million. Deferred revenue consisted primarily of: (i) the sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) the revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $2.7 million and $0.6 million at December 31, 2013 and December 31, 2012, respectively.

Loyalty program
Loyalty deferred revenue as of January 1, 2013	$—
Loyalty points forfeited	1,136
Loyalty points used	723
Loyalty points vested	(5,072)
Loyalty points unvested	(2,243)
Loyalty deferred revenue as of December 31, 2013	$(5,456)

Product Return Policy

We stand behind our packs and products and believe we offer a reasonable, industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. We have specific product return guidelines for each country in which we operate. However, we allow our associates and members to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our associates and members are as follows:

•
Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original associate who sold the product and receive a full cash refund from the associate for the first 180 days following the product’s purchase in the United States and Canada, and for the first 90 days following the product’s purchase in our remaining countries. The associate may then return or exchange the product based on the associate product return policy.

•
Associate and Member Product Return Policy. This policy allows the associate or member to return an order within one year of the purchase date upon terminating his/her account. If an associate or member returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the associate or member to receive a full satisfaction guarantee refund, excluding promotional materials, if they have tried the product and are not satisfied for any reason. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in our remaining countries for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we have the right to terminate the associate’s or member’s account.

We estimate a sales return reserve for expected sales refunds based on historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the year ended December 31, 2013 our sales return reserve was composed of the following (in thousands):

December 31, 2013
Sales reserve as of January 1, 2013	$156
Provision related to sales made in current period	1,367
Adjustment related to sales made in prior periods	4
Actual returns or credits related to current period	(1,130)
Actual returns or credits related to prior periods	(159)
Sales reserve as of December 31, 2013	$238

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (the “calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2013, our assumptions and estimates used for the calculated fair value of stock options granted in 2013 were as follows:

	February 2013	March 2013	June 2013	August 2013
Estimated fair value per share of options granted:	$3.57	$3.53	$6.07	$11.71
Assumptions:
Annualized dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free rate of return	0.75%	0.66%	0.89%	1.36%
Common stock price volatility	82.3%	82.0%	80.3%	81.2%
Expected average life of stock options (in years)	4.5	4.5	4.5	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods. As of December 31, 2013, using our current assumptions and estimates, we anticipate recognizing $0.1 million in gross compensation expense through 2014 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of December 31, 2013, we had 73,431 shares available for grant in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our Consolidated Financial Statements, Recent Accounting Pronouncements, which is incorporated herein by reference.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America (Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Sweden, Switzerland, the United Kingdom and Ukraine); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2013 were as follows:

	Year ended December 31, 2013			As of December 31, 2013
	Low	High	Average	Spot
Country (foreign currency name)
Australia (Dollar)	0.88530	1.05690	0.96826	0.88740
Austria, Germany, the Netherlands, Estonia, Finland, and the Republic of Ireland (Euro)	1.27990	1.38050	1.32826	1.37680
Canada (Dollar)	0.93430	1.01680	0.97143	0.93510
Czech Republic (Koruna)	0.04930	0.05377	0.05122	0.05024
Denmark (Kroner)	0.17170	0.18510	0.17810	0.18460
Hong Kong Dollar	0.12880	0.12900	0.12893	0.12900
Japan (Yen)	0.00950	0.01161	0.01026	0.00950
Mexico (Peso)	0.07478	0.08352	0.07846	0.07654
New Zealand (Dollar)	0.77140	0.86220	0.82042	0.81670
Norway (Krone)	0.16010	0.18340	0.17038	0.16340
Republic of Korea (Won)	0.00086	0.00098	0.00092	0.00095
Singapore (Dollar)	0.77960	0.81930	0.79962	0.78850
South Africa (Rand)	0.09512	0.11810	0.10414	0.09535
Sweden (Krona)	0.14680	0.15900	0.15358	0.15440
Switzerland (Franc)	1.02770	1.12800	1.07951	1.12330
Taiwan (Dollar)	0.03310	0.03477	0.03375	0.03334
Ukraine (Hryvnia)	0.12130	0.12670	0.12419	0.12210
United Kingdom (British Pound)	1.48940	1.64940	1.56483	1.64910

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Item 9B.	Other Information

None.

PART III

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the definitive proxy statement for our annual meeting to be filed with the SEC within 120 days after December 31, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

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

MANNATECH, INCORPORATED

Dated: March 18, 2014	By:	/s/ Robert A. Sinnott
Robert A. Sinnott Chief Executive Officer

Dated: March 18, 2014	By:	/s/ S. Mark Nicholls
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Robert A. Sinnott	Chief Executive Officer and Chief Science Officer (principal executive officer)	March 18, 2014
Robert A. Sinnott

/s/ S. Mark Nicholls	Chief Financial Officer (principal financial and accounting officer)	March 18, 2014
S. Mark Nicholls

/s/ J. Stanley Fredrick	Chairman of the Board	March 18, 2014
J. Stanley Fredrick

/s/ Alan D. Kennedy	Director	March 18, 2014
Alan D. Kennedy

/s/ Gerald E. Gilbert	Director	March 18, 2014
Gerald E. Gilbert

/s/ Marlin Ray Robbins	Director	March 18, 2014
Marlin Ray Robbins

/s/ Larry A. Jobe	Director	March 18, 2014
Larry A. Jobe

/s/ Robert A. Toth	Director	March 18, 2014
Robert A. Toth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mannatech, Incorporated
Coppell, Texas

We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mannatech, Incorporated and Subsidiaries at December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Dallas, Texas
March 18, 2014

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$20,395	$14,377
Restricted cash	1,519	1,515
Accounts receivable, net of allowance of $142 and $20 in 2013 and 2012, respectively	423	324
Income tax receivable	4	884
Inventories, net	13,988	15,154
Prepaid expenses and other current assets	3,061	2,487
Deferred commissions	2,706	562
Deferred tax assets, net	1,578	561
Total current assets	43,674	35,864
Property and equipment, net	3,239	4,833
Long-term restricted cash	4,254	3,736
Other assets	3,591	3,187
Long-term deferred tax assets, net	1,303	502
Total assets	$56,061	$48,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$704	$780
Accounts payable	4,996	4,154
Accrued expenses	5,796	6,348
Commissions and incentives payable	10,210	7,935
Taxes payable	1,858	3,901
Current deferred tax liability	114	179
Deferred revenue	6,380	1,486
Total current liabilities	30,058	24,783
Capital leases, excluding current portion	450	938
Other long-term liabilities	2,101	2,180
Total liabilities	32,609	27,901

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,773,972 shares issued and 2,653,913 shares outstanding as of December 31, 2013 and 2,768,972 shares issued and 2,647,735 shares outstanding as of December 31, 2012	—	—
Additional paid-in capital	42,592	42,614
Accumulated deficit	(3,746)	(6,920)
Accumulated other comprehensive loss	(743)	(677)
Less treasury stock, at cost, 120,059 and 121,237 shares in 2013 and 2012, respectively	(14,651)	(14,796)
Total shareholders’ equity	23,452	20,221
Total liabilities and shareholders’ equity	$56,061	$48,122

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2013	2012
Net sales	$177,423	$173,447
Cost of sales	36,097	34,641
Gross profit	141,326	138,806

Operating expenses:
Commissions and incentives	75,633	73,823
Selling and administrative expenses	33,758	37,176
Depreciation and amortization	2,120	4,755
Other operating costs	25,059	24,032
Total operating expenses	136,570	139,786

Income from operations	4,756	(980)
Interest income	22	50
Other income (expense), net	(1,969)	630
Income (loss) before income taxes	2,809	(300)

Income tax benefit (provision)	365	(1,088)
Net income (loss)	$3,174	$(1,388)

Income / (Loss) per common share:
Basic	$1.20	$(0.52)
Diluted	$1.18	$(0.52)

Weighted-average common shares outstanding:
Basic	2,650	2,648
Diluted	2,683	2,648

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2013	2012
Net income (loss)	$3,174	$(1,388)
Foreign currency translations loss	(6)	(565)
Pension obligations, net of tax provision of $39 and $231 in 2013 and 2012, respectively	(60)	315
Comprehensive income (loss)	$3,108	$(1,638)

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’EQUITY
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2011	$—	$42,408	$(5,532)	$(427)	$(14,796)	$21,653
Charge related to stock-based compensation	—	209	—	—	—	209
Repurchase of fractional shares from reverse stock split	—	(3)	—	—	—	(3)
Foreign currency translation	—	—	—	(565)	—	(565)
Pension obligations, net of tax of $231	—	—	—	315	—	315
Net loss	—	—	(1,388)	—	—	(1,388)
Balance at December 31, 2012	$—	$42,614	$(6,920)	$(677)	$(14,796)	$20,221
Charge related to stock-based compensation	—	173	—	—	—	173
Stock option exercises	—	(146)	—	—	145	(1)
Tax shortfall from expiration of stock options	—	(84)	—	—	—	(84)
Tax benefit from exercise of stock options	—	35	—	—	—	35
Foreign currency translation	—	—	—	(6)	—	(6)
Pension obligations, net of tax of $39	—	—	—	(60)	—	(60)
Net income	—	—	3,174	—	—	3,174
Balance at December 31, 2013	$—	$42,592	$(3,746)	$(743)	$(14,651)	$23,452

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,174	$(1,388)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,120	4,755
Provision for inventory losses	1,229	1,766
Provision for doubtful accounts	178	8
Loss on disposal of assets	52	102
Stock-based compensation expense	173	209
Deferred income taxes	(1,995)	583
Tax shortfall from expiration of stock options	(84)	—
Changes in operating assets and liabilities:
Accounts receivable	(291)	(40)
Income tax receivable	880	4
Inventories	10	1,065
Prepaid expenses and other current assets	433	610
Other assets	(496)	(144)
Deferred commissions	(2,126)	92
Accounts payable	883	(646)
Accrued expenses and other liabilities	(373)	(7,314)
Taxes payable	(2,054)	508
Commissions and incentives payable	2,441	(1,278)
Deferred revenue	4,860	(84)
Change in restricted cash	(452)	(336)
Net cash provided by (used in) operating activities	8,562	(1,528)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(602)	(379)
Proceeds from sales of assets	1	111
Net cash used in investing activities	(601)	(268)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	22	—
Repurchase of fractional shares from reverse stock split	—	(3)
Repayment of capital lease obligations	(1,576)	(1,074)
Net cash used in financing activities	(1,554)	(1,077)
Effect of currency exchange rate changes on cash and cash equivalents	(389)	(807)
Net increase (decrease) in cash and cash equivalents	6,018	(3,680)
Cash and cash equivalents at the beginning of the year	14,377	18,057
Cash and cash equivalents at the end of the year	$20,395	$14,377
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$2,234	$876
Interest paid on capital leases	$137	$171
Summary of non-cash investing and financing activities:
Assets acquired through capital lease	$1,044	$57
Note receivable, net relating to sale of property and equipment	$195	$237

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products. We currently sell our products into three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, the United Kingdom and Ukraine); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong).

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

Foreign Currency Translation

The United States dollar is the functional currency for the majority of the Company’s foreign subsidiaries. As a result, nonmonetary assets and liabilities are translated at their approximate historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. Transaction gains (losses) totaled approximately ($0.9) million and $0.7 million, for the years ended December 31, 2013 and 2012, respectively, and are included in other income (expense), net in the Company’s Consolidated Statements of Operations.

The local currency is the functional currency of our subsidiaries in Japan, Republic of Korea, Taiwan, Norway, Sweden, Mexico, and Ukraine. These subsidiaries’ assets and liabilities are translated into the United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2013 and 2012, credit card receivables were $0.6 million and $1.7 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $14.7 million and $10.8 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of December 31, 2013 and 2012, our total restricted cash was $5.8 million and $5.3 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2013 and 2012, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At December 31, 2013 and 2012, the Company held an allowance for doubtful accounts of $0.14 million and $0.02 million, respectively. Included in accounts receivable at December 31, 2013 is a $0.1 million receivable, net, from an independent associate.

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

Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. We determined that no impairment indicators existed during the years ended December 31, 2013 and 2012.

Other Assets

As of December 31, 2013 and 2012, other assets were $3.6 million and $3.2 million, respectively, primarily consisting of deposits for building leases in various locations of $1.4 million and $1.8 million, respectively. Also included in the December 31, 2013 and 2012 balances were $1.8 million and $1.0 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission’s approval to compensate and  protect consumers who participate in network marketing activities from damages. Other assets at December 31, 2013 and 2012 also include $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Other Long-Term Liabilities

Other long-term liabilities were $2.1 million and $2.2 million for the years ending December 31, 2013 and 2012, respectively. Included in other long-term liabilities are financing obligations of $0.2 million and $0.5 million, respectively, for the years ending December 31, 2013 and 2012. As of December 31, 2013 and 2012, we recorded $0.7 million and $0.1 million in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of December 31, 2013 and 2012, accrued restoration costs related to these leases amounted to $0.2 million and $0.5 million, respectively. At December 31, 2013 and 2012, the Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.6 million and $0.7 million, respectively (See Note 10, Employee Benefit Plans).

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At December 31, 2013 and December 31, 2012, the Company’s deferred revenue was $6.4 million and $1.5 million, respectively. During the third quarter of 2013, the Company started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied or forfeited. The deferred revenue associated with the loyalty program at December 31, 2013 was $5.5 million. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $2.7 million and $0.6 million at December 31, 2013 and December 31, 2012, respectively.

Loyalty program
Loyalty deferred revenue as of January 1, 2013	$—
Loyalty points forfeited	1,136
Loyalty points used	723
Loyalty points vested	(5,072)
Loyalty points unvested	(2,243)
Loyalty deferred revenue as of December 31, 2013	$(5,456)

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded for each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the year ended December 31, 2013 our sales return reserve consisted of the following (in thousands):

December 31, 2013
Sales reserve as of January 1, 2013	$156
Provision related to sales made in current period	1,367
Adjustment related to sales made in prior periods	4
Actual returns or credits related to current period	(1,130)
Actual returns or credits related to prior periods	(159)
Sales reserve as of December 31, 2013	$238

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales. Total revenue from freight and shipping fees were approximately $7.7 million and $6.2 million for the years ended December 31, 2013 and 2012, respectively. Total freight costs for shipping products to our customers included in cost of sales were approximately $6.8 million and $7.2 million for the years ended December 31, 2013 and 2012, respectively.

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

Advertising Expenses

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $4.3 million and $4.2 million, for the years ended December 31, 2013 and 2012, respectively. Educational and promotional items, called sales aids, are sold to independent associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $1.6 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

Stock-Based Compensation

The Company currently has one active stock-based compensation plan, which was approved by its shareholders at its 2008 Annual Shareholder’s meeting held on June 18, 2008. The Company grants stock options to its employees, consultants, and board members with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. The majority of stock options vest over two or three years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding stock are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, or the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Company records stock-based compensation expense in selling and administrative expenses.

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income (loss) consists of the Company’s net income (loss), foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Norway, Sweden, and Ukraine operations, and changes in the pension obligation for its Japanese employees.

Concentration Risk

A significant portion of the Company’s revenue is derived from core Ambrotose® complex products, which include the Ambrotose® products and Advanced Ambrotose® products. For the years ended December 31, 2013 and 2012, revenue from the core Ambrotose® products accounted for 40.0% and 45.2% of the Company’s consolidated net sales, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, time deposits, money market investments, receivables, payables, and accrued expenses, approximate their carrying values due to their relatively short maturities. See Note 3 to our Consolidated Financial Statements, Fair Value, for more information.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

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

Fair Value Measurements (Topic 820) of the FASB establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The tables below present the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of December 31, 2013 and 2012. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2013 and 2012.

2013	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$192	$—	$—	$192
Interest bearing deposits – various banks	6,803	—	—	6,803
Total assets	$6,995	$—	$—	$6,995
Amounts included in:
Cash and cash equivalents	$3,044	$—	$—	$3,044
Restricted Cash	329	—	—	329
Long-term restricted cash	3,622	—	—	3,622
Total	$6,995	$—	$—	$6,995

2012	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$1,141	$—	$—	$1,141
Interest bearing deposits – various banks	5,687	—	—	5,687
Total assets	$6,828	$—	$—	$6,828
Amounts included in:
Cash and cash equivalents	$3,372	$—	$—	$3,372
Restricted Cash	326	—	—	326
Long-term restricted cash	3,130	—	—	3,130
Total	$6,828	$—	$—	$6,828

NOTE 4: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2013 and 2012, consisted of the following (in thousands):

	2013	2012
Raw materials	$4,396	$6,071
Finished goods	11,601	10,702
Inventory reserves for obsolescence	(2,009)	(1,619)
Total	$13,988	$15,154

NOTE 5: PROPERTY AND EQUIPMENT

As of December 31, 2013 and 2012, property and equipment consisted of the following (in thousands):

	2013	2012
Office furniture and equipment	$8,797	$9,315
Computer hardware	7,779	10,096
Computer software	46,535	46,541
Automobiles	111	133
Leasehold improvements	11,920	12,380
	75,142	78,465
Less accumulated depreciation and amortization	(71,972)	(73,640)
Property and equipment, net	3,170	4,825
Construction in process	69	8
Total	$3,239	$4,833

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of December 31, 2013 and 2012, the net book value of leased assets was $0.6 million and $1.0 million, respectively for leased equipment, purchased licenses, and corporate insurance. The future minimum lease payments (in thousands) are as follows:

2014	$776
2015	337
2016	130
2017	15
2018	2
Total future minimum lease payments	1,260
Less: Amounts representing interest (effective interest rate 9.13%)	(106)
Present value of minimum lease payments	1,154
Current portion of capital lease obligations	(704)
Long-term portion of capital lease obligations	$450

NOTE 7: ACCRUED EXPENSES

As of December 31, 2013 and 2012, accrued expenses consisted of the following (in thousands):

	2013	2012
Accrued inventory purchases	$75	$25
Accrued compensation	1,964	1,655
Accrued royalties	104	252
Accrued sales and other taxes	170	722
Other accrued operating expenses (1)	962	840
Customer deposits and sales returns	243	168
Accrued travel expenses related to corporate events	303	604
Accrued shipping and handling costs	812	945
Rent expense	150	144
Accrued legal and accounting fees	1,013	993
	$5,796	$6,348

(1)	Includes $190 for the Korea Busan Custom Office assessment, resulting from an audit covering fiscal years 2008 through 2012, which was paid in January 2014.

NOTE 8: INCOME TAXES

The components of the Company’s income (loss) before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2013	2012
United States	$702	$(778)
Foreign	2,107	478
	$2,809	$(300)

The components of the Company’s income tax provision (benefit) for the years ended December 31 are as follows (in thousands):

Current provision (benefit):	2013	2012
Federal	$124	$(743)
State	144	7
Foreign	1,434	1,437
	1,702	701
Deferred provision (benefit):
Federal	(1,883)	—
State	—	—
Foreign	(184)	387
	(2,067)	387
	$(365)	$1,088

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2013	2012
Federal statutory income taxes	35.0%	35.0%
State income taxes, net of federal benefit	1.3	2.6
Difference in foreign and United States tax on foreign operations	(11.6)	(194.0)
Effect of changes in valuation allowance for net operating loss carryforwards	(55.9)	(106.2)
Effect of change in uncertain tax positions (net)	(17.0)	315.2
Federal Sub-Part F Income from foreign operations	11.8	(170.2)
Other	23.4	(245.5)
	(13.0)%	(363.1)%

For the years ended December 31, 2013 and 2012, the Company’s effective tax rate was (13.0)% and (363.1)% respectively. For 2013, the effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of the tax benefit recognized based the IRS tax audit settlement, reversal of valuation allowances against net deferred tax assets and differences from foreign operations. Excluding the release of uncertain income tax positions in connection with the settlement of the IRS audit, the effective tax rate for twelve months ended December 31, 2013 would have been 23.5%.  For 2012, the Company had a provision for income tax despite the pre-tax losses primarily because of increases in the valuation allowance for deferred tax assets, increases in uncertain income tax positions, and differences from foreign operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

Deferred tax assets:	2013	2012
Current:
Deferred revenue	$(26)	$7
Inventory capitalization	228	429
Inventory reserves	644	457
Accrued expenses	917	935
Other	108	66
Total current deferred tax assets	1,871	1,894
Noncurrent:
Depreciation and amortization	1,834	1,508
Net operating loss(1)	5,078	6,255
Deferred royalty	39	119
Non-cash accounting charges related to stock options and warrants	520	491
Accrued expenses	366	409
Other	843	1,117
Total noncurrent deferred tax assets	8,680	9,899
Total deferred tax assets	10,551	11,793
Valuation allowance	(5,264)	(8,519)
Total deferred tax assets, net of valuation allowance	$5,287	$3,274
Deferred tax liabilities:
Current:
Prepaid expenses	$396	$576
Other	5	0
Total current deferred tax liabilities	401	576
Noncurrent:
Internally-developed software	15	37
Depreciation and amortization	2	2
Sub-Part F Income Deferred	2,163	1,830
Other	(52)	(53)
Total noncurrent deferred tax liabilities	2,128	1,816
Total deferred tax liabilities	$2,529	$2,392

(1)	The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Canada	$20	5	2043
Cyprus	25	3	2018
Denmark	2	0	Indefinite
Mexico	9,003	2,701	2020-2023
Norway	743	184	Indefinite
Singapore	54	9	Indefinite
Sweden	576	127	Indefinite
Switzerland	1,490	137	2016-2020
Taiwan	7,268	1,236	2016-2023
Ukraine	725	138	Indefinite
United States (states)	21,499	537	2015-2032

At December 31, 2013 and 2012, the Company’s valuation allowance was $5.3 million and $8.5 million, respectively. The provisions of ASC Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified.

The valuation allowances presented below (in millions) at December 31, 2013 and 2012, represented a reserve against the Company’s net deferred tax asset the Company believed the “more likely than not” criterion for recognition purposes could not be met.

Country	2013	2012
Mexico	$2,701	$2,276
Norway	184	208
Sweden	127	132
Switzerland	38	1,043
Taiwan	1,237	1,192
Ukraine	138	—
United States	839	3,668
Total	$5,264	$8,519

At December 31, 2013 and 2012, the Company did not record a provision for any United States or foreign withholding taxes on its undistributed earnings related to its foreign subsidiaries because it is the intention of the Company to reinvest its undistributed earnings indefinitely in its foreign operations. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. At December 31, 2013, it is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets of December 31 as follows (in thousands):

	2013	2012
Current deferred tax assets	$1,578	$561
Noncurrent deferred tax assets	1,303	502
Current deferred tax liabilities	(114)	(179)
Other long-term liabilities	(9)	(2)
Net deferred tax assets	$2,758	$882

On January 1, 2007, the Company adopted FIN 48, which was codified into Topic 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. Topic 740 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2013, the Company recorded $0.1 million in current liabilities and $0.7 million in other long-term liabilities related to uncertain income tax positions and income tax reserves associated with various audits. At December 31, 2013, the Company had gross tax-affected unrecognized tax benefits of $0.7 million that, if recognized, would impact the effective tax rate. The Company recognizes penalties and interest charges related to unrecognized tax benefits in current tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Balance as of January 1	$3,039	$3,984
Additions for tax positions related to the current year	436	81
Additions for tax positions of prior years	292	58
Reductions of tax positions of prior years	(3,029)	(1,084)
Balance as of December 31	$738	$3,039

The examination of our 2005-2009 tax years by the IRS for U.S. federal tax purposes was settled during the second quarter of 2013. In connection with the audit, the IRS and the Company agreed to a net tax deficiency of $0.8 million and the payment of interest accrued through June 30, 2013 of $0.2 million, without any penalties, which was paid during the third quarter of 2013. In connection with the settlement of the audit, the Company reclassified amounts owed to the IRS and previously recorded as uncertain tax positions as taxes payable, resulting in a $1.0 million tax benefit during the year of 2013.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2013, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Australia	2009-2013
Canada	2007-2013
Denmark	2010-2013
Japan	2008-2013
Mexico	2011-2013
Norway	2011-2013
Republic of Korea	2008-2013
Singapore	2010-2013
South Africa	2010-2013
Sweden	2011-2013
Switzerland	2010-2013
Taiwan	2008-2013
United Kingdom	2007-2013
United States	2007-2013

NOTE 9: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

During 2013, we paid employment compensation of approximately $155,000 in salary, bonus, auto allowance, and other compensation to Landen Fredrick, son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder. In addition, Landen Fredrick participated in the employee health care benefit plans available to all employees of the Company. Landen Fredrick has served as Vice President, Global Operations since May of 2013. Prior to that, Mr. Fredrick served as Vice President, North American Sales and Operations since January of 2011, as Vice President, North American Sales since February of 2010 and as Senior Director of Tools and Training since his hire in May of 2006.

Mr. Caster, the Company’s founder and former Chairman of the Board, founded MannaRelief in 1999 and served as its Chairman from 1999 through August 2007. MannaRelief employs William A. Mullens, Mr. Caster’s brother-in-law, as its Executive Director. Mr. Caster’s wife, Linda Caster, serves as MannaRelief’s Chairman of the Board. MannaRelief is a 501(c)(3) charitable organization that provides charitable services for children.  MannaRelief is not owned or operated by the Company.

Historically, the Company has made cash donations to MannaRelief, sold products to MannaRelief at cost plus shipping and handling charges, and shipped products purchased by MannaRelief to its chosen recipients. In addition, certain Company employees and consultants periodically volunteer to work or host various fund raising projects and events for MannaRelief at no cost to MannaRelief.

The Company has made cash donations and sold products to MannaRelief as follows:

	2013		2012
Sold Products	$0.2	million	$0.3	million
Contributed Cash Donations	$0.9	million	$0.5	million
Products Donated in Lieu of Cash	$0.0	million	$0.1	million

On December 1, 2011, the Company entered into a Consulting Agreement with WonderEnterprises, LLC (f/k/a Salinda Enterprises, LLC; hereinafter “Wonder”) for an initial term of six months with a renewal period of six months upon thirty days written notice by the Company. Pursuant to the terms of the Consulting Agreement, the Company paid Wonder $600,000 for consulting services performed by Mr. Caster plus reimbursable expenses through December 31, 2012, when the Consulting Agreement expired by its terms. Mr. Caster is the owner and an employee of Wonder.

On March 6, 2013, the Company entered into a new consulting agreement with Wonder, effective January 1, 2013, for an initial term of six months or until May 31, 2013 for the consulting services of Mr. Caster. Pursuant to the terms of the Consulting Agreement, the Company paid Wonder $300,000 plus reimbursable expenses for consulting services performed by Mr. Caster. The Consulting Agreement expired by its terms on May 31, 2013.

On June 3, 2013, the Company entered into a new consulting agreement with Wonder, effective June 1, 2013, for an initial term of six months or until November 30, 2013 for the consulting services of Mr. Caster. Pursuant to the terms of the Consulting Agreement, the Company paid Wonder $300,000 plus reimbursable expenses for consulting services performed by Mr. Caster. The Consulting Agreement expired by its terms on November 30, 2013.

On December 4, 2013, the Company entered into a new consulting agreement with Wonder, effective December 1, 2013, for an initial term of three months or until February 28, 2014 for the consulting services of Mr. Caster. Pursuant to the terms of the Consulting Agreement, the Company paid Wonder $150,000 plus reimbursable expenses for consulting services performed by Mr. Caster. The Consulting Agreement was not renewed and terminated according to its terms on February 28, 2014.  Mr. Caster is no longer serving as a consultant for the Company.

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds positions in the Company’s associate global downline network marketing system. In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates and during 2013 and 2012, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $2.6 million and $3.0 million, respectively. The aggregate amount of commission and incentives paid to Mr. Robbins was approximately $2.4 million and $2.6 million in 2013 and 2012, respectively. The aggregate amount of commission and incentives paid to family members was approximately $0.3 million and $0.4 million in 2013 and 2012, respectively. The majority of $0.3 million and $0.4 milion paid to family members in 2013 and 2012, respectively, was paid to his son, Kevin Robbins in the amount of approximately $0.2 million in each year, as well as his daughter, Marla Finley, and daughter-in-law, Demra Robbins, who both share an account that totaled approximately $0.1 million and $0.2 million in 2013 and 2012, respectively. All commissions and incentives paid to Mr. Robbins and his family members are in accordance with the Company’s global associate career and compensation plan.

NOTE 10: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During the years ended December 31, 2013 and 2012, the Company contributed approximately $0.1 million for each year to the 401(k) Plan for matching contributions.

The Company also sponsors a non-U.S. defined benefit plan covering its employees in its Japan subsidiary (the “Benefit Plan”). Benefits under the Benefit Plan are based on years of service and annual salary. On July 1, 2012, the Company amended the Benefit Plan to convert the years of service and annual salary components of the Benefit Plan to a point system for position grade and years of service. The projected benefit obligation (“BPO”) for the year ended December 31, 2012 included a prior service cost gain of $0.7 million. The Company utilizes actuarial methods. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related Benefit Plan costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants, and changes in the level of benefits provided. The Company uses a measurement date of December 31 to evaluate and record any post-retirement benefits related to the Benefit Plan.

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets were as follows for the years ended December 31 (in thousands):

Projected benefit obligation:	2013	2012
Balance, beginning of year	$714	$1,270
Service cost	106	169
Interest cost	6	15
Liability losses	59	94
Benefits paid to participants	(121)	(71)
Special termination benefit	—	7
Prior service cost	—	(678)
Foreign currency	(135)	(92)
Balance, end of year	$629	$714

Plan assets:	2013	2012
Fair value, beginning of year	$—	$—
Company contributions	121	71
Benefits paid to participants	(121)	(71)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2013	2012
Benefit obligation	$(629)	$(714)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(629)	$(714)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2013	2012
Accrued benefit liability	$(629)	$(714)
Transition obligation and unrealized gain	(458)	(682)
Net amount recognized in the consolidated balance sheets	$(1,087)	$(1,396)

	Years Ended December 31,
Other changes recognized in comprehensive income/loss (in thousands):	2013	2012
Net periodic cost	$64	$158
Current year loss	59	94
Amortization of transition obligation	(4)	(5)
Total recognized in other comprehensive income	55	89
Total recognized in comprehensive income (loss)	$119	$247

	As of December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain/loss (in thousands):	2013	2012
Transition obligation	$66	$168
Prior service cost	447	602
Net actuarial gain	(55)	(88)
Total recognized in accumulated other comprehensive loss	$458	$682

2014 estimated amounts of amortized transition obligation (in thousands):	2014
Transition obligation	$(4)

	As of December 31,
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):	2013	2012
Projected benefit obligation	$629	$714
Accumulated benefit obligation	629	714
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2013	2012
Discount rate	0.50%	1.00%
Rate of increase in compensation levels	—	—%

Components of Expense

Pension expense for the Benefit Plan is included in selling, general and administrative expenses in the Consolidated Statements of Operations and is comprised of the following for the years ended December 31 (in thousands):

	2013	2012
Service cost	$106	$169
Interest cost	6	15
Amortization of transition obligation	4	5
Gain	(4)	(9)
Special termination	—	7
Prior service cost	(48)	(29)
Benefit adjustment	—	—
Total pension expense	$64	$158

Estimated Benefits and Contributions

The Company expects to contribute approximately $90,000 to the Benefit Plan in 2014. As of December 31, 2013, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2014	$90
2015	135
2016	57
2017	54
2018	50
Next five years	210
Total expected benefits to be paid	$596

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan (the “2008 Plan”), which reserves up to 1,000,000 shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting held May 30, 2012 to increase the number of shares of common stock subject to the plan by 100,000. As of December 31, 2013, the 2008 Plan had 73,431 stock options available for grant before the plan expires on February 20, 2018.

A summary of changes in stock options outstanding during the year ended December 31, 2013, is as follows:

	2013
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	123	$19.76
Granted	83	$6.35
Exercised	(10)	$11.89
Forfeited or expired	(8)	$19.40
Outstanding at end of year	188	$14.29	7.6	501
Options exercisable at year end	99	$21.36	6.3	—

In 2013, the Company issued 5,000 new shares upon the exercise of 9,997 options in cashless transactions. Options exercised during the year ending December 31, 2013 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price of less than $0.2 million. Non-vested shares at December 31, 2013 and 2012 were 89,000 and 33,000, respectively.

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2013	2012
Dividend yield:	— (1)	— (1)
Risk-free interest rate:	0.66 - 1.36%	0.62 - 0.75%
Expected market price volatility:	80.3 – 82.3%	78.4 - 81.6%
Average expected life of stock options:	4.5 years	4.5 years

(1)	The Company declared no dividends in 2013 or 2012.

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2013 and 2012 was $3.96 and $3.06 per share, respectively. The total fair value of shares vested during each of the years ended December 31, 2013 and 2012 was $0.1 million.

The Company recorded the following amounts related to the expense of the fair values of options during the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Selling, general and administrative expenses and income (loss) from operations before income taxes	$173	$209
Benefit for income taxes	(33)	(44)
Effect on net income / (loss)	$140	$165

As of December 31, 2013, the Company had approximately $0.2 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years, ending December 31, as follows (in thousands):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2014	$118	$19	$99
2015	99	15	84
2016	21	2	19
	$238	$36	$202

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware, and warehouse equipment under various non-cancelable operating leases. Some of these leases have renewal options. All of the Company’s leases expire at various times through August 2023. The Company also leases equipment under various month-to-month cancelable operating leases. For the years ended December 31, 2013 and 2012, total rent expense was approximately $3.5 million and $3.9 million, respectively.

Approximate future minimum rental commitments for non-cancelable operating leases (in thousands) are as follows:

Years ending December 31,
2014	$1,620
2015	1,443
2016	1,229
2017	1,158
2018	563
Thereafter	—
$6,013

Purchase Commitments

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. In March 2006, the Company entered into a ten-year supply agreement to purchase plant-derived mineral nutrition products from IHT Health Products, Inc. (f.k.a. InB:Biotechnologies, Inc.). As of December 31, 2013, the Company is required to purchase an aggregate of $6.0 million through 2016.

Royalty and Consulting Agreements

The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and email provided to our associates. The Company paid royalties of $0.3 million in each of 2013 and 2012.

Employment Agreements

The Company has non-cancellable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2013, the Company would continue to be indebted to the executives for $1.3 million, payable through 2014.

NOTE 13: LITIGATION

Employment Litigation

Natalie Clark v. Mannatech, Incorporated, Case No. DC-13-05038, 192nd Judicial District Court, Dallas County, Texas

On May 10, 2013, the Company was served notice of a lawsuit filed by Ms. Natalie Clark, a former executive of the Company, in the 192nd Judicial District Court, Dallas County, Texas (the “Court”) alleging discrimination and harassment based on gender. Ms. Clark alleges that she was stripped of her duties and wrongfully discharged as part of an alleged “purge of females in key positions” within the Company. Ms. Clark is seeking damages in excess of $1,000,000. The Company has retained counsel and filed its answer denying Ms. Clark’s allegations. This case is set for jury trial on June 2, 2014. Additionally, the Court issued a standard mediation order; mediation must be conducted no later than May 2, 2014.

The parties are engaged in the discovery process. Ms. Clark’s deposition was taken on January 23, 2014. Opposing counsel will be scheduling the depositions of Company employees and other fact witnesses. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, the Company believes it has a valid defense and will vigorously defend this claim. This matter will remain open until it is resolved.

Administrative Proceedings

On July 11, 2013, the Company was issued an assessment notice from the Busan Custom Office in Korea resulting from an audit covering fiscal years 2008 through 2012. Other expense includes $1.0 million for this assessment, $0.19 million of which was accrued as of December 31, 2013 and paid in January 2014.

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

There are other ongoing audits in various international jurisdictions that the Company does not expect will have a material effect on our financial statements.

Litigation in General

The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance; however, certain costs of defending lawsuits are not covered by or only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims, in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred or as they become determinable.

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

NOTE 14: SHAREHOLDERS’ EQUITY

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

On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. As of March 10, 2014, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. No shares have ever been purchased under the August 2006 Plan. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net, displayed in the Consolidated Statement of Shareholders’ Equity and Comprehensive Loss, represents net loss plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and postretirement benefit obligations.

The after-tax components of accumulated other comprehensive income (loss), are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2012	$(1,104)	$427	$(677)
Current-period change before reclassifications	(6)	(54)	(60)
Amounts reclassified from accumulated other comprehensive income	—	(45)	(45)
Income tax provision	—	39	39
Balance as of December 31, 2013	$(1,110)	$367	$(743)

NOTE 15: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings per Share (EPS) by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. The diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards under the 2008 Stock Incentive Plan. In determining potential dilution effect of outstanding stock options during 2013 and 2012, the Company used average common stock close price of $14.32 and $5.32, per share, respectively. Approximately 0.1 million of the Company’s stock options were excluded from the diluted EPS calculation for each of 2013 and 2012 as the effect would have been antidilutive.

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

The Company operates facilities in ten countries and sells product in twenty-four countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa and Mexico. Each facility services different geographic areas. We currently sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, the United Kingdom and Ukraine); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong).

Consolidated net sales shipped to customers in these regions, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

Region	2013		2012
North America	$82.2	46.3%	$86.5	49.9%
Asia/Pacific	80.3	45.3%	70.5	40.7%
EMEA	14.9	8.4%	16.4	9.4%
Total	$177.4	100.0%	$173.4	100.0%

	2013	2012
Consolidated product sales	$143.5	$155.8
Consolidated pack sales	26.2	11.4
Consolidated other, including freight	7.7	6.2
Total	$177.4	$173.4

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following regions, as follows (in millions):

Region	2013	2012
North America	$2.4	$3.8
Asia/Pacific	0.4	0.7
EMEA	0.4	0.3
Total	$3.2	$4.8

Inventory balances by region, which consist of raw materials, and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following regions as of December 31, as follows (in millions):

Region	2013	2012
North America	$6.4	$9.5
Asia/Pacific	5.3	4.2
EMEA	2.3	1.5
Total	$14.0	$15.2

NOTE 17: SUBSEQUENT EVENT

On January 28, 2014, Mr. Roy Truett, President of International and the Chief Operating Officer, resigned from the Company. His last day of employment was January 31, 2014. In exchange for a general release by Mr. Truett of any and all claims related to his employment agreement and his employment at the Company, Mannatech released Mr. Truett from his post-employment non-compete obligations. Mr. Truett remains bound by the post-employment non-solicitation obligations and other post-termination provisions that the parties agreed would survive the termination of his employment agreement.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.4	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.2	2008 Stock Incentive Plan.	DEF 14A	000-24657	Appendix B	April 29, 2008
10.3	First Amendment to the Mannatech 2008 Stock Incentive Plan.	8-K	000-24657	99.1	June 11, 2010
10.4	Mannatech, Incorporated 2008 Stock Incentive Plan, as amended.	8-K	000-24657	10.1	June 1, 2012
10.5	Investment Agreement by and between Mannatech and Dutchess Opportunity Fund, II, LP dated September 16, 2010.	8-K	000-24657	10.1	September 21, 2010
10.6	Amendment to Investment Agreement, dated as of October 4, 2010, by and between Mannatech and Dutchess Opportunity Fund, II, LP.	8-K	000-24657	10.1	October 5, 2010
10.7	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.8	Registration Rights Agreement by and between Mannatech and Dutchess Opportunity Fund, II, LP dated September 16, 2010.	8-K	000-24657	10.2	September 21, 2010
10.9	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.10	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.11	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.12	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998
10.13	Second Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.1	November 9, 2005
10.14	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated May 29, 1997 as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998
10.15	Third Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.2	November 9, 2005
10.16	Trademark License and Supply Agreement between Mannatech and Carrington Laboratories, Inc., dated January 25, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	January 31, 2007
10.17	Supply Agreement between Mannatech and Natural Aloe de Costa Rica, S.A. dated April 1, 2012 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 3, 2011
10.18	Supply Agreement between Mannatech (International) Limited and Marinova Pty. Limited, effective August 9, 2007 and dated May 7, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.19	Amendment to Purchase Agreement between Mannatech and Marinova PTY, Limited, dated May 6, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.4	August 11, 2008
10.20	Purchase Agreement between Mannatech and Larex, Inc., dated January 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.18	March 16, 2006
10.21	Purchase Agreement between Mannatech and Wellness Enterprises, LLC, dated February 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.19	March 16, 2006
10.22	Supply Agreement between Mannatech and Coradji PTY. Limited, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	10.1	March 29, 2005
10.23	Supply License Agreement between Mannatech and InB:Biotechnologies, Inc., dated March 22, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.2	May 10, 2006
10.24	Initial Commercial Supply and Manufacturing Agreement between Mannatech and Fine Chemetics, Inc., dated March 29, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2006
10.25	Supply Agreement between Mannatech, Incorporated, and Improve U.S.A., Inc., effective June 1, 2008, and executed May 2, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 8, 2008
10.26	Amendment to Supply Agreement between Mannatech and Improve U.S.A., dated June 1, 2011. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	August 22, 2011
10.27	Services Agreement by and between Integrated Distribution and Logistics Direct, LLC and Mannatech dated July 2, 2012 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	July 9, 2012
10.28	Sublease by and between Integrated Distribution and Logistics Direct, LLC and Mannatech, dated July 2, 2012. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.2	July 9, 2012
10.29	Amended and Restated Employment Agreement between Terry L. Persinger and Mannatech, dated June 16, 2008.	8-K	000-24657	10.1	June 20, 2008
10.30	Employment Agreement between Robert A. Sinnott, Ph.D. and Mannatech, dated October 5, 2007.	8-K	000-24657	10.3	October 11, 2007
10.31	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated January 23, 2006.	10-K	000-24657	10.32	March 16, 2006
10.32	Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated October 5, 2007.	8-K	000-24657	10.2	October 11, 2007
10.33	First Amendment to Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated December 18, 2008.	10-K	000-24657	10.24	March 12, 2009
10.34	Mutual Severance and Release Agreement by and between Stephen D. Fenstermacher and Mannatech, dated March 12, 2012	10-Q	000-24657	10.1	May 10, 2012
10.35	Employment Agreement between Terence L. O’Day and Mannatech, dated October 5, 2007.	8-K	000-24657	10.1	October 11, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.36	Employment Agreement between B. Keith Clark and Mannatech, dated October 5, 2007.	8-K	000-24657	10.4	October 11, 2007
10.37	Employment Agreement between Wayne L. Badovinus and Mannatech, dated June 4, 2008.	8-K	000-24657	10.1	June 9, 2008
10.38	Employment Agreement between Terri F. Maxwell and Mannatech, dated August 28, 2008.	8-K	000-24657	10.1	September 2, 2008
10.39	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004
10.40	Termination of Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated March 6, 2009.	8-K	000-24657	10.1	March 10, 2009
10.41	Follow-Up Agreement to Letter of Intent Agreement between Mannatech and Jett, dated September 10, 2001.	10-Q	000-24657	10.4	November 14, 2001
10.42	Letter of Understanding between Mannatech and Dr. John Axford, dated April 19, 2006.	8-K	000-24657	99.1	April 21, 2006
10.43	Extension of the Letter of Spokesperson Arrangement between Mannatech and Dr. John Axford, dated February 18, 2007.	8-K	000-24657	99.1	February 21, 2007
10.44	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.45	Amendment to Employment Agreement between Alfredo Bala and Mannatech, dated October 11, 2007.	8-K	000-24657	10.1	October 17, 2007
10.46	Clinical Research Agreement dated January 3, 2007 by and between St. George’s Hospital Medical School (trading as St George’s, University of London), and Mannatech, Inc.	10-K	000-24657	10.39	March 17,2008
10.47	Employment Agreement, effective March 2, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.1	March 6, 2009
10.48	First Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.4	December 18, 2009
10.49	Consulting Agreement, dated March 17, 2009, between Mannatech and Salinda Enterprises, LLC and Samuel L. Caster.	8-K	000-24657	10.1	March 19, 2009
10.50	Consulting Agreement, dated December 1, 2011, by and between Mannatech and WonderEnterprises, LLC (f/k/a Salinda Enterprises, LLC) and Samuel L. Caster.	10-K	000-24657	10.46	March 29, 2012
10.51	Consulting Agreement, effective January 1, 2013, by and between Mannatech and WonderEnterprises, LLC and Samuel L. Caster, dated March 6, 2013.	10-K	000-24657	10.51	March 28, 2013
10.52	Consulting Agreement, effective June 1, 2013, by and between Mannatech and WonderEnterprises, LLC and Samuel L. Caster, dated June 3, 2013.	8-K	000-24657	10.1	June 4, 2013
10.53	Consulting Agreement, effective as of December 1, 2013, by and between Mannatech and WonderEnterprises, LLC.	8-K	000-24657	10.1	December 1, 2013
10.54	Separation and Release Agreement, dated July 17, 2009 between Mannatech and Terri F. Maxwell.	8-K	000-24657	10.1	July 21, 2009
10.55	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Stephen D. Fenstermacher.	8-K	000-24657	10.1	December 18, 2009
10.56	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Robert A. Sinnott, Ph.D.	8-K	000-24657	10.2	December 18, 2009
10.57	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and B. Keith Clark.	8-K	000-24657	10.3	December 18, 2009
10.58	Separation Agreement and Release, dated March 20, 2013, by and between Mannatech and B. Keith Clark.	8-K	000-24657	10.1	March 25, 2013
10.59	Employment Agreement, dated March 4, 2013, by and between Mannatech and Roy Truett.	8-K	000-24657	10.1	March 6, 2013
10.60	Separation Agreement and General Release, dated January 30, 2014, by and between Mannatech and Roy Truett.	*	*	*	*
14.1	Code of Ethics.	10-K	000-24657	14.1	March 16, 2007
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO USA, LLP.	*	*	*	*
23.2*	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.	*	*	*	*
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
99.1*	Financial Statement Schedule Regarding Valuation and Qualifying Accounts.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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