Form 10-Q
period 2014-03-31
MANNATECH INC
filed 2014-05-05
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the quarterly period ended: March 31, 2014

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
Yes ☐ No ☒

As of April 28, 2014, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,659,912.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2013, and the “Risk Factors” section in Part II, Item 1A of this Form 10-Q, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Cash and cash equivalents	$20,175	$20,395
Restricted cash	1,519	1,519
Accounts receivable, net of allowance of $286 and $142 in 2014 and 2013, respectively	189	423
Income tax receivable	10	4
Inventories, net	13,955	13,988
Prepaid expenses and other current assets	3,434	3,061
Deferred commissions	4,094	2,706
Deferred tax assets, net	1,138	1,578
Total current assets	44,514	43,674
Property and equipment, net	2,894	3,239
Long-term restricted cash	4,199	4,254
Other assets	3,720	3,591
Long-term deferred tax assets, net	1,574	1,303
Total assets	$56,901	$56,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$1,226	$704
Accounts payable	5,342	4,996
Accrued expenses	6,182	5,796
Commissions and incentives payable	6,625	10,210
Taxes payable	1,472	1,858
Current deferred tax liability	119	114
Deferred revenue	9,718	6,380
Total current liabilities	30,684	30,058
Capital leases, excluding current portion	330	450
Other long-term liabilities	1,961	2,101
Total liabilities	32,975	32,609

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,773,972 shares issued and 2,654,913 shares outstanding as of March 31, 2014 and 2,773,972 shares issued and 2,653,913 shares outstanding as of December 31, 2013	—	—
Additional paid-in capital	42,654	42,592
Accumulated deficit	(3,518)	(3,746)
Accumulated other comprehensive loss	(680)	(743)
Less treasury stock, at cost, 119,059 and 120,059 shares in 2014 and 2013, respectively	(14,530)	(14,651)
Total shareholders’ equity	23,926	23,452
Total liabilities and shareholders’ equity	$56,901	$56,061

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended March 31,
	2014	2013
Net sales	$42,963	$41,666
Cost of sales	9,398	7,697
Gross profit	33,565	33,969

Operating expenses:
Commissions and incentives	16,968	17,541
Selling and administrative expenses	7,876	8,631
Depreciation and amortization	386	637
Other operating costs	6,956	6,505
Total operating expenses	32,186	33,314

Income from operations	1,379	655
Interest income (expense)	1	(13)
Other income (expense), net	(336)	417
Income before income taxes	1,044	1,059

Provision for income taxes	(816)	(415)
Net income	$228	$644

Income per common share:
Basic	$0.09	$0.24
Diluted	$0.08	$0.24

Weighted-average common shares outstanding:
Basic	2,654	2,648
Diluted	2,702	2,650

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2014	2013
Net income	$228	$644
Foreign currency translations	63	(944)
Comprehensive income (loss)	$291	$(300)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2013	$—	$42,592	$(3,746)	$(743)	(14,651)	23,452
Net income	—	—	228	—	—	228
Charge related to stock-based compensation	—	178	—	—	—	178
Stock option exercises	—	(116)	—	—	121	5
Foreign currency translations	—	—	—	63	—	63
Balance at March 31, 2014	$—	$42,654	$(3,518)	$(680)	$(14,530)	$23,926

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$228	$644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	386	637
Provision for inventory losses	851	143
Provision for doubtful accounts	166	16
Loss on disposal of assets	37	—
Accounting charge related to stock-based compensation expense	178	37
Deferred income taxes	209	25
Changes in operating assets and liabilities:
Accounts receivable	67	125
Income tax receivable	(6)	(9)
Inventories	(895)	1,312
Prepaid expenses and other current assets	290	358
Other assets	(1,554)	(122)
Accounts payable	346	(30)
Accrued expenses and other liabilities	220	457
Taxes payable	(390)	894
Commissions and incentives payable	(3,574)	(1,944)
Deferred revenue	3,359	(230)
Change in restricted cash	(11)	(2)
Net cash provided by (used in) operating activities	(93)	2,311
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(123)	(79)
Net cash used in investing activities	(123)	(79)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligation	(266)	(365)
Net cash used in financing activities	(266)	(365)
Effect of currency exchange rate changes on cash and cash equivalents	262	(1,157)
Net increase (decrease) in cash and cash equivalents	(220)	710
Cash and cash equivalents at the beginning of the period	20,395	14,377
Cash and cash equivalents at the end of the period	$20,175	$15,087
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$(851)	$(358)
Interest paid on capital leases	$(22)	$(37)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products. We currently sell our products into three regions: (i) North America (the United States, Canada and Mexico); (ii) Europe/Middle East/Africa, or “EMEA” (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). On March 21, 2014, the Company announced temporary suspension of operations in Ukraine due to political turmoil and ongoing instability in the country.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2013 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2013 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 18, 2014 (the “2013 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2013 Annual Report.

Principles of Consolidation

The consolidated financial statements and footnotes include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. For each of the periods ended March 31, 2014 and December 31, 2013, credit card receivables were $1.9 million and $0.6 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $16.6 million and $14.7 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of March 31, 2014 and December 31, 2013, our total restricted cash was $5.7 million and $5.8 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2014 and December 31, 2013, receivables consisted primarily of amounts due from members and independent associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At March 31, 2014 and December 31, 2013, the Company held an allowance for doubtful accounts of $0.28 million and $0.14 million, respectively.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of March 31, 2014 and December 31, 2013, other assets were $3.7 million and $3.6 million, respectively, and primarily consisted of deposits for building leases in various locations of $1.6 million and $1.4 million, respectively. Additionally, included in the March 31, 2014 and December 31, 2013 balances was $1.7 million and $1.8 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in the March 31, 2014 and December 31, 2013 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Other Long-Term Liabilities

Other long-term liabilities were $2.0 million and $2.1 million as of March 31, 2014 and December 31, 2013, respectively. At December 31, 2013, other long-term liabilities included $0.2 million in financing obligations. At March 31, 2014 and December 31, 2013, the Company recorded $0.7 million in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes of the Company’s 10-K, filed March 18, 2014). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of March 31, 2014 and December 31, 2013, accrued restoration costs related to these leases amounted to $0.2 million. At March 31, 2014 and December 31, 2013, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.6 million (See Note 10, Employee Benefit Plans, of the Company’s 10-K, filed March 18, 2014).

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At March 31, 2014 and December 31, 2013, the Company’s deferred revenue was $9.7 million and $6.4 million, respectively. During the third quarter of 2013, the Company started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied or forfeited. The deferred revenue associated with the loyalty program at March 31, 2014 was $7.7 million and at December 31, 2013 was $5.5 million. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $4.1 million and $2.7 million at March 31, 2014 and December 31, 2013, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of June 30, 2013	$—
Loyalty points forfeited	(1,136)
Loyalty points used	(723)
Loyalty points vested	5,072
Loyalty points unvested	2,243
Loyalty deferred revenue as of December 31, 2013	$5,456

Loyalty deferred revenue as of January 1, 2014	$5,456
Loyalty points forfeited	(936)
Loyalty points used	(570)
Loyalty points vested	1,027
Loyalty points unvested	2,728
Loyalty deferred revenue as of March 31, 2014	$7,705

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the three months ended March 31, 2014 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2014	$238
Provision related to sales made in current period	473
Adjustment related to sales made in prior periods	(55)
Actual returns or credits related to current period	(206)
Actual returns or credits related to prior periods	(182)
Sales reserve as of March 31, 2014	$268

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales. Total revenue from freight and shipping fees were approximately $1.9 million for each of the three months ended March 31, 2014 and 2013. Total freight costs for shipping products to our customers included in cost of sales were approximately $1.6 million for each of the three months ended March 31, 2014 and 2013.

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

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at March 31, 2014 and December 31, 2013, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$3,147	$4,396
Finished goods	12,390	11,601
Inventory reserves for obsolescence	(1,582)	(2,009)
Total	$13,955	$13,988

NOTE 3: INCOME TAXES

For the three months ended March 31, 2014 and 2013, the Company’s effective tax rate was 78.1% and 39.2%, respectively, and was determined based on the estimated annual effective income tax rate.

The effective tax rates for the three months ended March 31, 2014 were higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain foreign deferred tax assets, and the unfavorable rate differences from foreign jurisdictions.

NOTE 4: EARNINGS PER SHARE

The Company calculates basic Earnings Per Share (“EPS”) by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. The Company reported net income for the three months ended March 31, 2014 and approximately 0.1 million shares of the Company’s common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive. The Company reported net income for the three months ended March 31, 2013 and during that period a negligible amount of common stock subject to options was dilutive. In determining the potential dilution effect of outstanding stock options during the three months ended March 31, 2014 and 2013, the Company used the quarter’s average common stock close price of $16.76 and $6.07 per share, respectively.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserves up to 200,000 shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting held May 30, 2012 to increase the number of shares of common stock subject to the plan by 100,000. As of March 31, 2014, the 2008 Plan had 20,596 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended March 31, 2014 and 2013, the Company granted 66,000 and 75,000 stock options, respectively. The fair value of stock options granted during the three months ended March 31, 2014 was $12.09 per share. The Company recognized compensation expense as follows for the three months ended March 31 (in thousands):

	Three months ending March 31,
	2014	2013
Total gross compensation expense	$178	$37
Total tax benefit associated with compensation expense	60	8
Total net compensation expense	$118	$29

As of March 31, 2014, the Company expects to record compensation expense in the future as follows (in thousands):

	Nine months	Year ending December 31,
	ending
	December 31,
	2014	2015	2016	2017
Total gross unrecognized compensation expense	$265	$343	$165	$21
Tax benefit associated with unrecognized compensation expense	51	65	10	2
Total net unrecognized compensation expense	$214	$278	$155	$19

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, displayed in the Consolidated Statement of Shareholders’ Equity and Comprehensive Loss, represents net loss plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and post-retirement benefit obligations. The after-tax components of accumulated other comprehensive loss, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Loss, Net
Balance as of December 31, 2013	$(1,110)	$367	$(743)
Current-period change [1]	63	—	63
Balance as of March 31, 2014	$(1,047)	$367	$(680)
[1]	No amounts reclassified from accumulated other comprehensive loss

NOTE 7: LITIGATION

Employment Litigation

Natalie Clark v. Mannatech, Incorporated, Case No. DC-13-05038, 192nd Judicial District Court, Dallas County, Texas
On May 10, 2013, the Company was served notice of a lawsuit filed by Ms. Natalie Clark, a former executive of the Company, in the 192nd Judicial District Court, Dallas County, Texas (the “Court”) alleging discrimination and harassment based on gender. Ms. Clark alleges that she was stripped of her duties and wrongfully discharged as part of an alleged “purge of females in key positions” within the Company. Ms. Clark is seeking damages in excess of $1,000,000. The Company has retained counsel and filed its answer denying Ms. Clark’s allegations. This case is set for jury trial on June 2, 2014; however that date could be extended. The Court issued a standard mediation order; mediation will be conducted on May 14, 2014.
The parties are engaged in the discovery process. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, the Company believes it has a valid defense and will vigorously defend this claim.

Litigation in General

The Company is or may become involved in certain legal proceedings incidental to the normal course of business. We believe pending legal proceedings can be resolved without any material adverse effect on our business, financial position, results of operations, or cash flows.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Administrative Proceedings

In January 2014, a payment was made related to the administrative proceeding from the Busan Custom Office in Korea resulting from an audit covering fiscal years 2008 through 2012.

NOTE 8: FAIR VALUE

The Company utilizes fair value measurements to record fair value adjustments to certain financial assets and to determine fair value disclosures.

Fair Value Measurements and Disclosure Topic 820 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2014. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2014.

	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$451	$—	$—	$451
Interest bearing deposits – various banks, Korea	5,591	—	—	5,591
Total assets	$6,042	$—	$—	$6,042
Amounts included in:
Cash and cash equivalents	$2,230	$—	$—	$2,230
Long-term restricted cash	3,812	—	—	3,812
Total	$6,042	$—	$—	$6,042

NOTE 9: SEGMENT INFORMATION

The Company conducts its business as a single operating segment, consolidating all of its business units into a single reportable entity, as a seller of proprietary nutritional supplements, topical and skin care products, and weight-management products through its network marketing distribution channels operating in twenty-three countries. Each of the Company’s business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales.

The Company operates facilities in ten countries and sells product in twenty-three countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa and Mexico. Each facility services different geographic areas. We currently sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). On March 21, 2014, the Company announced temporary suspension of operations in Ukraine, due to political turmoil and ongoing instability in the country.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated net sales shipped to customers in these regions, along with pack and product information for the three months ended March 31, were as follows (in millions, except percentages):

	Three months
Region	2014		2013
North America	$20.3	47.2%	$20.5	49.2%
Asia/Pacific	19.0	44.2%	17.8	42.7%
EMEA	3.7	8.6%	3.4	8.1%
Total	$43.0	100.0%	$41.7	100.0%

	Three months
	2014	2013
Consolidated product sales	$34.5	$37.4
Consolidated pack sales	6.7	2.3
Consolidated other, including freight	1.8	2.0
Consolidated total net sales	$43.0	$41.7

Long-lived assets for the Company and its subsidiaries reside in the following regions (in millions):

Region	March 31, 2014	December 31, 2013
North America	$2.2	$2.4
Asia/Pacific	0.4	0.4
EMEA	0.3	0.4
Total	$2.9	$3.2

Inventory balances, which consist of raw materials, work in progress, finished goods, and promotional materials, as offset by obsolete inventories, reside in the following regions (in millions):

Region	March 31, 2014	December 31, 2013
North America	$5.8	$6.4
Asia/Pacific	5.2	5.3
EMEA	3.0	2.3
Total	$14.0	$14.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2014 as compared to the same period in 2013, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system. We operate in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). Our Switzerland office manages certain day-to-day business needs of non-North American markets.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 246,000 active independent associates and members who have purchased our products and/or packs within the last 12 months, who we refer to as active independent associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in twenty-three countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Recruiting increased 7.1% in the first quarter 2014 as compared to the first quarter of 2013. The number of new independent associates and members for the first quarter of 2014 was approximately 25,600, as compared to 23,900 in 2013. These improvements led to an overall increase in net sales of $1.3 million, or 3.1% during the three months ended March 31, 2014, as compared to the same period in 2013. Our operations outside of North America accounted for approximately 52.8% of our consolidated net sales, and Asia/Pacific sales increased by $1.2 million, or 6.7%, due to the growth in the number of active independent associates and members. Net sales would have been $2.5 million higher except for the fluctuation of currency exchange rates (see discussion of Constant dollars in Non-GAAP Financial Measures, below), largely attributed to the currencies of three key markets: Japan, South Africa, and Australia.

During the first quarter, independent associates and members applied $0.6 million to loyalty purchases. In addition, we deferred net sales of $2.8 million during the quarter for future loyalty redemptions. At March 31, 2014, our deferred revenue balance on our balance sheet was $9.7 million, of which $7.7 million is attributed to the loyalty program.

On March 21, 2014, the Company announced its suspension of operations in Ukraine, due to political turmoil and ongoing instability in the country, which resulted in a $0.1 million charge to administrative expense and a $0.1 million charge to other operating costs, including the loss on disposal of assets (see Consolidated Statement of Cash Flows.)

During the first quarter, the Company took a charge to allowance for obsolete inventory of $0.9 million. This consisted of $0.3 million for finished products due to a reduction in projected demand for Ukraine and the European countries and $0.4 million related to raw materials.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	2014		2013			Change
	Total	% of	Total	% of
	dollars	net sales	dollars	net sales		Dollar	Percentage
Net sales	$42,963	100.0%	$41,666	100.0%		$1,297	3.1%
Cost of sales	9,398	21.9%	7,697	18.5%		1,701	22.1%
Gross profit	33,565	78.1%	33,969	81.5%		(404)	(1.2)%

Operating expenses:
Commissions and incentives	16,968	39.5%	17,541	42.1%		(573)	(3.3)%
Selling and administrative expenses	7,876	18.3%	8,631	20.7%		(755)	(8.7)%
Depreciation and amortization	386	0.9%	637	1.5%		(251)	(39.4)%
Other operating costs	6,956	16.2%	6,505	15.6%		451	6.9%
Total operating expenses	32,186	74.9%	33,314	79.9%		(1,128)	(3.4)%
Income from operations	1,379	3.2%	655	1.6%		724	110.5%
Interest income (expense)	1	0.0%	(13)	(0.1	) %	14	107.7%
Other income (expense), net	(336)	(0.8)%	417	1.0%		(753)	(180.6)%
Income before income taxes	1,044	2.4%	1,059	2.5%		(15)	(1.4)%
Provision for income taxes	(816)	(1.9)%	(415)	(1.0)%		(401)	(96.6)%
Net income	$228	0.5%	$644	1.5%		$(416)	(64.6)%

Non-GAAP Financial Measures

To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: Net Sales, Deferred Revenue, Gross Profit, and Income from Operations. We refer to these adjusted financial measures as Constant dollar items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current year results and prior year results at a constant exchange rate, which is the prior year’s rate. Currency impact is determined as the difference between actual growth rates and constant currency growth rates.

	March 31, 2014		March 31, 2013	Reconciliation – Constant $
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$43.0	$44.2	$41.7	$2.5	6.0%
Product	34.5	35.5	37.4	(1.9)	(5.1	) %
Pack	6.7	6.8	2.3	4.5	195.7%
Other	1.8	1.9	2.0	(0.1)	(5.0	) %
Deferred Revenue	9.7	9.9	1.3	8.6	661.5%
Gross Profit	33.6	34.4	34.0	0.4	1.2%
Income from Operations	1.4	1.3	0.7	0.6	85.7%

Consolidated net sales by region for the three months ended March 31, 2014 and 2013 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2014		2013
North America	$20.3	47.2%	$20.5	49.2%
Asia/Pacific	19.0	44.2%	17.8	42.7%
EMEA	3.7	8.6%	3.4	8.1%
Total	$43.0	100.0%	$41.7	100.0%

Net Sales

Consolidated net sales for the three months ended March 31, 2014 increased by $1.3 million, or 3.1%, to $43.0 million, as compared to $41.7 million for the same period in 2013.

North American net sales for the three months ended March 31, 2014 decreased by $0.2 million, or 1.0%, to $20.3 million, as compared to $20.5 million for the same period in 2013. This decrease was primarily due to a 12.1% decline in active independent associates that was partially offset by a 2.0% increase in active members and a 7.1% increase in revenue per active independent associate and member.

For the three months ended March 31, 2014, our operations outside of North America accounted for approximately 52.8% of our consolidated net sales, whereas in the same period in 2013, our operations outside of North America accounted for approximately 50.8% of our consolidated net sales.

For the three months ended March 31, 2014, Asia/Pacific net sales increased by $1.2 million, or 6.7%, to $19.0 million, as compared to $17.8 million for the same period in 2013 due to growth in the number of active independent associates and members. In Constant dollars, net sales would have increased 11.2% to $19.8 million. The currency impact is primarily due to the Yen and the Australian dollar.

For the three months ended March 31, 2014, EMEA net sales increased by $0.3 million, or 8.8%, to $3.7 million as compared to $3.4 million for the same period in 2013. Increases in active associates and members in Africa were offset by decreases in active associates and members in Europe. In Constant dollars, net sales would have increased 17.6% to $4.0 million; the currency impact was primarily due to the South Africa Rand.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

	Three Months		Change
	2014	2013	Dollar	Percentage
Consolidated product sales	$34.5	$37.4	$(2.9)	(7.8)%
Consolidated pack sales	6.7	2.3	4.4	191.3%
Consolidated other, including freight	1.8	2.0	(0.2)	(10.0)%
Total consolidated net sales	$43.0	$41.7	$1.3	3.1%

Pack sales correlate to new independent associates who purchase starter packs and to continuing independent associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing associates and members because associates and members utilize products at different volumes.

Product Sales

Our product sales are made to our independent associates at published wholesale prices. We also sell our products to members at discounted published retail prices. Product sales for the three months ended March 31, 2014 decreased by $2.9 million, or 7.8%, as compared to the same period in 2013. The decrease in product sales was primarily due to a reduction in the average order value. The average order value for the three months ended March 31, 2014 was $137 as compared to $152 for the same period in 2013. The decrease in average order value resulted in approximately $4.4 million in reduced revenue. The number of orders processed during the three months ended March 31, 2014 increased by 18.6%, as compared to the same period in 2013, which resulted in approximately $6.2 million in increased revenue. The remaining portion of the reduction in product sales is attributed to deferred revenue and foreign exchange fluctuations that had an unfavorable impact on net product sales.

Pack Sales

Packs may be purchased by our independent associates who wish to build a Mannatech business. These packs are offered to our independent associates at a discount from published retail prices. There are several pack options available to our independent associates. In certain markets, pack sales are completed during the final stages of the registration process and can provide new independent associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building independent associates can also purchase and sell an upgrade pack, which provides the associate with additional promotional materials, additional products, and eligibility for additional commissions and incentives. Many of our business-building independent associates also choose to purchase renewal packs to satisfy annual renewal requirements to continue to earn various commissions.

The dollar amount of pack sales associated with new and continuing associates was as follows, for the three months ended March 31 (in millions, except percentages):

	Three Months		Change
	2014	2013	Dollar	Percentage
New	$2.2	$1.3	$0.9	69.2%
Continuing	4.5	1.0	3.5	350.0%
Total	$6.7	$2.3	$4.4	191.3%

Total pack sales for the three months ended March 31, 2014 increased by $4.4 million, or 191.3%, to $6.7 million, as compared to $2.3 million for the same period in 2013. Average pack value for the three months ended March 31, 2014 increased by $139 or 111.8% to $263 from $124, as compared to the same period in 2013 due to improvements in the value of the upgrade pack and a price increase. The total number of packs sold increased by 6,600, or 34.9%, to 25,500 for the three months ended March 31, 2014, as compared to the same period in 2013.

Recruiting increased 7.1% in the first quarter 2014 as compared to the first quarter of 2013. The number of new independent associates and members for the first quarter of 2014 was approximately 25,600, as compared to 23,900 in 2013. The approximate number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended March 31, 2014 and 2013 were as follows:

	2014		2013
New	118,000	48.0%	99,000	42.9%
Continuing	128,000	52.0%	132,000	57.1%
Total	246,000	100.0%	231,000	100.0%

As of March 31, 2014, there was an overall increase in the number of independent associates and members of 15,000, or 6.5%, as compared to the same period in 2013. New and continuing independent associates increased by 12,000 and new and continuing members increased by 3,000.

During 2013 and continuing into 2014, we took the following actions to recruit and retain associates and members:

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

For the three months ended March 31, 2014, other sales decreased by $0.2 million, or 10.0%, to $1.8 million, as compared to $2.0 million for the same period in 2013. The decrease was primarily due to an increase in sales returns. Total revenue from freight and shipping fees was approximately $1.9 million for each of the three months ended March 31, 2014 and 2013.

Gross Profit

For the three months ended March 31, 2014, gross profit decreased by $0.4 million, or 1.2%, to $33.6 million, as compared to $34.0 million for the same period in 2013. For the three months ended March 31, 2014, gross profit as a percentage of net sales decreased to 78.1%, as compared to 81.5% for the same period in 2013. The reduction in gross profit was due to a charge to allowance for obsolete inventory of $0.9 million during the three month period ending March 31, 2014. The $0.9 million charge for allowance for obsolete inventory was attributed to $0.4 million for raw materials and $0.5 million for finished goods. The finished goods charge was $0.3 million in EMEA, $0.1 million in North America and $0.1 million in Asia/Pacific. The inventory allowance for obsolescence related to EMEA is primarily due to the suspension of operations in Ukraine and the reduction in projected demand for the European countries. During the same period 2013, the charge for allowance for obsolete inventory was $0.1 million.

Commission and Incentives

Commission expenses for the three months ended March 31, 2014 decreased by 1.1%, or $0.2 million, to $16.5 million, as compared to $16.7 million for the same period in 2013. For the three months ended March 31, 2014, commissions as a percentage of net sales decreased to 38.3% from 40.2% for the same period in 2013.

Incentive costs for the three months ended March 31, 2014 decreased by 35.8%, or $0.3 million, to $0.5 million, as compared to $0.8 million for the same period in 2013. For the three months ended March 31, 2014, incentives as a percentage of net sales decreased to 1.2% from 1.9% for the same period in 2013.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended March 31, 2014, selling and administrative expenses decreased by $0.8 million, or 8.7%, to $7.9 million, as compared to $8.6 million for the same period in 2013. The decrease in selling and administrative expenses consisted primarily of a $0.6 million decrease in payroll-related costs and a $0.2 million decrease in marketing expenses. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2014 decreased to 18.3% from 20.7% for the same period in 2013.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended March 31, 2014, other operating costs increased by $0.5 million, or 6.9%, to $7.0 million, as compared to $6.5 million for the same period in 2013. For the three months ended March 31, 2014, other operating costs as a percentage of net sales increased to 16.2% from 15.6% for the same period in 2013. The increase in other operating costs was primarily due to a $0.2 million increase in legal costs, $0.2 million increase in credit card fees, and $0.1 million increase in travel related costs, partially offset by a reduction in rent and other occupancy costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2014 decreased $0.2 million, to $0.4 million, as compared to $0.6 million for the same period in 2013.

Other Income (Expense), Net

Other income (expense), net, for the three months ended March 31, 2014 was ($0.3) million, as compared to other income, net of $0.4 million for the same period in 2013. Other income (expense), net, primarily consists of foreign currency gains and losses related to translating our foreign subsidiaries’ assets, liabilities, revenues, and expenses to the United States dollar and revaluing monetary accounts in the United States, Switzerland, Japan, Republic of Korea, Taiwan, Norway, Sweden, and Mexico using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies.

Provision for Income Taxes

(Provision) benefit for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows for the three months ended March 31:

Country	2014	2013
Australia	30.0%	30.0%
Canada	26.5%	26.5%
Denmark	24.5%	25.0%
Japan	39.4%	39.4%
Mexico	30.0%	30.0%
Norway	27.0%	28.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	21.0%	23.0%
United States	37.5%	37.5%
Cyprus	12.5%	12.5%
Hong Kong	16.5%	16.5%
Ukraine	18.0%	19.0%
Gibraltar	10.0%	--

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

For each of the periods ended March 31, 2014 and December 31, 2013, we maintained the following valuation allowances for deferred tax assets totaling $5.3 million, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met:

Country	2014	2013
Mexico	$2.8	$2.7
Norway	0.2	0.2
Sweden	0.1	0.1
Switzerland	0.1	0.2
Taiwan	1.2	1.2
Ukraine	0.1	0.1
United States	0.8	0.8
Total	$5.3	$5.3

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries. For the three months ended March 31, 2014, our effective tax rate was 78.1%, as compared to 39.2% for the same period in 2013. For the three months ended March 31, 2014 and 2013, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

For the three months ended March 31, 2014, the effective tax rates were higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain foreign deferred tax assets and the unfavorable rate differences from foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of March 31, 2014, our cash and cash equivalents decreased by 1.1%, or $0.2 million, to $20.2 million from $20.4 million as of December 31, 2013. At March 31, 2014 and December 31, 2013, our restricted cash balances were $5.7 and $5.8 million, respectively. Finally, fluctuations in currency rates produced an increase of $0.3 million in cash and cash equivalents for the three month period ending March 31, 2014 as compared to a decrease of $1.2 million for the same period in 2013.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion. The quarterly cash dividend has been suspended since August 2009. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2014, our working capital increased by $0.2 million, or 1.6%, to $13.8 million from $13.6 million at December 31, 2013. The most significant changes to working capital were due to deferred commissions, deferred revenue, and cash used to pay commissions. Deferred commissions and deferred revenue increased during 2014 due to the loyalty program (see Note 1 to our consolidated financial statements, Organization and Summary of Significant Accounting Policies).

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Provided by / (used in):	2014	2013
Operating activities	$(0.1)	$2.3
Investing activities	$(0.1)	$(0.1)
Financing activities	$(0.3)	$(0.3)

Operating Activities

Cash used in operating activities was $0.1 million for the three months ended March 31, 2014, as compared to cash provided in operating activities of $2.3 million for the same period in 2013 due to changes in profitability and the cash used in working capital.

Investing Activities

For the three months ended each of March 31, 2014 and 2013, we used cash of $0.1 million to purchase property and equipment.

Financing Activities

For the three months ended each of March 31, 2014 and 2013, we used $0.3 million to repay capital lease obligations.

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

We are engaged in ongoing audits in various tax jurisdictions and other disputes in the normal course of business. It is impossible at this time to predict whether we will incur any liability, or to estimate the ranges of damages, if any, in connection with these matters. Adverse outcomes on these uncertainties may lead to substantial liability or enforcement actions that could adversely affect our cash position. For more information, see Note 3 Income Taxes and Note 7 Litigation to our consolidated financial statements.

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

CONTRACTUAL OBLIGATIONS

 The following summarizes our future commitments and obligations associated with various agreements and contracts as of March 31, 2014, for the years ending December 31 (in thousands):

	Remaining 2014	2015	2016	2017	2018	2019	Thereafter	Total
Capital lease obligations and other financing arrangements	$1,098	$412	$130	$15	$2	$—	$—	$1,657
Purchase obligations(1)(2)	4,504	1,200	300	—	—	—	—	6,004
Operating leases	1,474	1,520	1,229	1,158	563	—	—	5,944
Post-employment royalty	50	25	—	—	—	—	—	75
Employment agreements	591	179	—	—	—	—	—	770
Royalty agreement	63	66	—	—	—	—	—	129
Tax liability (3)	37	33	239	439	—	—	—	748
Other obligations(4)	92	299	135	68	52	79	662	1,387
Total commitments and obligations	$7,909	$3,734	$2,033	$1,680	$617	$79	$662	$16,714
__________

(1)	For purposes of the table, a purchase obligation is defined as “an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.”
(2)	Excludes approximately $10.2 million of finished product purchase orders that may be cancelled or with delivery dates that have changed as of March 31, 2014.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 8 to our Consolidated Financial Statements, Income Taxes to our consolidated financial statements.
(4)	Other obligations are composed of pension obligations related to the Company’s International operations (approximately $1.1 million) and lease restoration obligations (approximately $0.3 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2014.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of March 31, 2014, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at March 31, 2014
Office furniture and equipment	5 to 7 years	$0.6 million
Computer hardware and software	3 to 5 years	0.8 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements	2 to 10 years(1)	1.4 million
Total net carrying value at March 31, 2014		$2.9 million
____________________________
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the three months ended March 31, 2014.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of March 31, 2014, we recorded $0.7 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2014, we maintained a valuation allowance for deferred tax assets arising from our operations of $5.3 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of March 31, 2014, we had deferred tax assets, after valuation allowance, totaling $6.0 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of our revenue. At each of March 31, 2014 and December 31, 2013, our deferred revenue was $9.7 million and $6.4 million, respectively. During the third quarter of 2013, we started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied or forfeited. The deferred revenue associated with the loyalty program was $7.7 million at March 31, 2014 and $5.5 million at December 31, 2013. Deferred revenue consisted primarily of: (i) the sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) the revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $4.1 million and $2.7 million at March 31, 2014 and December 31, 2013, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of June 30, 2013	$—
Loyalty points forfeited	(1,136)
Loyalty points used	(723)
Loyalty points vested	5,072
Loyalty points unvested	2,243
Loyalty deferred revenue as of December 31, 2013	$5,456

Loyalty deferred revenue as of January 1, 2014	$5,456
Loyalty points forfeited	(936)
Loyalty points used	(570)
Loyalty points vested	1,027
Loyalty points unvested	2,728
Loyalty deferred revenue as of March 31, 2014	$7,705

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the three months ended March 31, 2014, our assumptions and estimates used for the calculated fair value of stock options granted in 2014 were as follows:

February 2014 Grant
Estimated fair value per share of options granted:	$10.93
Assumptions:
Annualized dividend yield	0.0%
Risk-free rate of return	1.4%
Common stock price volatility	80.2%
Expected average life of stock options (in years)	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of March 31, 2014, using our current assumptions and estimates, we anticipate recognizing $0.8 million in gross compensation expense through 2017 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but has historically ranged between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of March 31, 2014, we had 20,596 shares available for grant in the future.

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

None

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America (Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Sweden, Switzerland, the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2014 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.86880	0.92620	0.89623	0.92510
Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland (Euro)	1.34900	1.39210	1.37048	1.37540
Canada (Dollar)	0.88900	0.94100	0.90769	0.90430
Czech Republic (Koruna)	0.04904	0.05091	0.04998	0.05018
Denmark (Krone)	0.18080	0.18650	0.18365	0.18420
Japan (Yen)	0.00950	0.00987	0.00973	0.00973
Mexico (Peso)	0.07434	0.07714	0.07561	0.07653
New Zealand (Dollar)	0.80990	0.86760	0.83600	0.86760
Norway (Krone)	0.15900	0.16840	0.16417	0.16660
Republic of Korea (Won)	0.00092	0.00096	0.00094	0.00094
Singapore (Dollar)	0.78150	0.79510	0.78840	0.79510
South Africa (Rand)	0.08890	0.09553	0.09225	0.09462
Sweden (Krona)	0.15230	0.15750	0.15479	0.15390
Switzerland (Franc)	1.09700	1.14660	1.12051	1.12780
Taiwan (Dollar)	0.03262	0.03344	0.03300	0.03286
United Kingdom (British Pound)	1.63080	1.67530	1.65521	1.66420

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See “Litigation” in Note 7 of the Notes to our Unaudited Consolidated Financial Statement, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

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

MANNATECH, INCORPORATED

Dated: May 5, 2014	By:	/s/ Robert A. Sinnott
Robert A. Sinnott Chief Executive Officer and Chief Science Officer (principal executive officer)

Dated: May 5, 2014	By:	/s/ S. Mark Nicholls
S. Mark Nicholls Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.4	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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