Form 10-Q
period 2014-06-30
MANNATECH INC
filed 2014-08-05
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2014

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

As of July 31, 2014, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,666,578.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Cash and cash equivalents	$26,478	$20,395
Restricted cash	1,518	1,519
Accounts receivable, net of allowance of $269 and $142 in 2014 and 2013, respectively	221	423
Income tax receivable	20	4
Inventories, net	13,519	13,988
Prepaid expenses and other current assets	3,873	3,061
Deferred commissions	4,784	2,706
Deferred tax assets, net	1,494	1,578
Total current assets	51,907	43,674
Property and equipment, net	4,423	3,239
Long-term restricted cash	4,422	4,254
Other assets	3,913	3,591
Long-term deferred tax assets, net	1,193	1,303
Total assets	$65,858	$56,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$928	$704
Accounts payable	4,979	4,794
Customer deposits	3,277	202
Accrued expenses	7,404	5,796
Commissions and incentives payable	8,380	10,210
Taxes payable	3,043	1,858
Current deferred tax liability	102	114
Deferred revenue	11,284	6,380
Total current liabilities	39,397	30,058
Capital leases, excluding current portion	247	450
Other long-term liabilities	2,227	2,101
Total liabilities	41,871	32,609

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,773,972 shares issued and 2,666,578 shares outstanding as of June 30, 2014 and 2,773,972 shares issued and 2,653,913 shares outstanding as of December 31, 2013	—	—
Additional paid-in capital	41,410	42,592
Accumulated deficit	(4,210)	(3,746)
Accumulated other comprehensive loss	(115)	(743)
Less treasury stock, at cost, 107,394 and 120,059 shares as of June 30, 2014 and December 31, 2013, respectively	(13,098)	(14,651)
Total shareholders’ equity	23,987	23,452
Total liabilities and shareholders’ equity	$65,858	$56,061

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$46,302	$44,801	$89,265	$86,467
Cost of sales	9,738	8,694	19,136	16,391
Gross profit	36,564	36,107	70,129	70,076

Operating expenses:
Commissions and incentives	19,782	19,181	36,750	36,722
Selling and administrative	8,946	8,541	16,822	17,172
Depreciation and amortization	421	588	807	1,225
Other operating costs	6,815	6,247	13,771	12,752
Total operating expenses	35,964	34,557	68,150	67,871

Income from operations	600	1,550	1,979	2,205
Interest income	35	17	36	4
Other income (expense), net	192	(1,420)	(144)	(1,003)
Income before income taxes	827	147	1,871	1,206

(Provision) benefits for income taxes	(1,519)	637	(2,335)	222
Net income (loss)	$(692)	$784	$(464)	$1,428

Earnings (loss) per share:
Basic	$(0.26)	$0.30	$(0.17)	$0.54
Diluted	$(0.26)	$0.30	$(0.17)	$0.54

Weighted-average common shares outstanding:
Basic	2,662	2,648	2,658	2,648
Diluted	2,662	2,655	2,658	2,658

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(692)	$784	$(464)	$1,428
Foreign currency translations	566	146	628	(798)
Comprehensive income (loss)	$(126)	$930	$164	$630

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock par value	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2013	$—	$42,592	$(3,746)	$(743)	$(14,651)	$23,452
Net loss	—	—	(464)	—	—	(464)
Charge related to stock-based compensation	—	302	—	—	—	302
Stock option exercises	—	(1,484)	—	—	1,553	69
Foreign currency translations	—		—	628	—	628
Balance at June 30, 2014	$—	$41,410	$(4,210)	$(115)	$(13,098)	$23,987

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ( loss)	$(464)	$1,428
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	807	1,225
Provision for inventory losses	1,630	207
Provision for doubtful accounts	186	129
Loss on disposal of assets	37	(1)
Accounting charge related to stock-based compensation expense	302	96
Deferred income taxes	221	(134)
Changes in operating assets and liabilities:
Accounts receivable	16	(62)
Income tax receivable	(16)	865
Inventories	(896)	643
Prepaid expenses and other current assets	(79)	88
Other assets	(303)	97
Deferred commissions	(1,941)	(59)
Accounts payable	65	1,301
Customer deposits	3,075	313
Accrued expenses and other liabilities	763	849
Taxes payable	1,101	(83)
Commissions and incentives payable	(1,924)	(916)
Deferred revenue	4,825	27
Change in restricted cash	(18)	(746)
Net cash provided by operating activities	7,387	5,267
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,193)	(252)
Proceeds from sale of assets	8	--
Net cash used in investing activities	(1,185)	(252)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	70	--
Repayment of capital lease obligations	(680)	(787)
Net cash used in financing activities	(610)	(787)
Effect of currency exchange rate changes on cash and cash equivalents	491	(818)
Net increase in cash and cash equivalents	6,083	3,410
Cash and cash equivalents at the beginning of the period	20,395	14,377
Cash and cash equivalents at the end of the period	$26,478	$17,787
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$(1,259)	$(850)
Interest paid on capital leases	$(52)	$(74)
Summary of non-cash investing and financing activities:
Assets acquired through financing arrangements	$1,562	$685

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. As of each of June 30, 2014 and December 31, 2013, credit card receivables were $2.7 million and $0.6 million, respectively. As of each of June 30, 2014 and December 31, 2013, cash and cash equivalents held in bank accounts in foreign countries totaled $23.1 million and $14.7 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of June 30, 2014 and December 31, 2013, our total restricted cash was $5.9 million and $5.8 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2014 and December 31, 2013, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of each of June 30, 2014 and December 31, 2013, the Company held an allowance for doubtful accounts of $0.3 million and $0.1 million, respectively.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2014 and December 31, 2013, other assets were $3.9 million and $3.6 million, respectively, and primarily consisted of deposits for building leases in various locations of $1.7 million and $1.4 million, respectively.   Additionally, included in the June 30, 2014 and December 31, 2013 balances was $1.8 million, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in the June 30, 2014 and December 31, 2013 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol ® powder trademark.

Other Long-Term Liabilities

Other long-term liabilities were $2.2 million and $2.1 million as of June 30, 2014 and December 31, 2013, respectively. At June 30 and December 31, 2013, the Company recorded $0.7 million in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes of the Company’s 10-K, filed March 18, 2014). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. Accrued restoration costs related to these leases amounted to $0.4 million and $0.2 million at June 30, 2014 and December 31, 2013, respectively. The Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.7 million and $0.6 million at June 30, 2014 and December 31, 2013, respectively (See Note 10, Employee Benefit Plans, of the Company’s 10-K, filed March 18, 2014).

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. At June 30, 2014 and December 31, 2013, the Company’s deferred revenue was $11.3 million and $6.4 million, respectively. During the third quarter of 2013, the Company started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied or forfeited, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited. The deferred revenue associated with the loyalty program at June 30, 2014 and December 31, 2013, respectively was $9.1 million and $5.5 million. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $4.8 million and $2.7 million at June 30, 2014 and December 31, 2013, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of June 30, 2013	$—
Loyalty points forfeited	(1,136)
Loyalty points used	(723)
Loyalty points vested	5,072
Loyalty points unvested	2,243
Loyalty deferred revenue as of December 31, 2013	$5,456

Loyalty deferred revenue as of January 1, 2014	$5,456
Loyalty points forfeited	(2,231)
Loyalty points used	(4,619)
Loyalty points vested	7,342
Loyalty points unvested	3,188
Loyalty deferred revenue as of June 30, 2014	$9,136

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six- month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the six months ended June 30, 2014 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2014	$238
Provision related to sales made in current period	774
Adjustment related to sales made in prior periods	10
Actual returns or credits related to current period	(518)
Actual returns or credits related to prior periods	(250)
Sales reserve as of June 30, 2014	$254

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales. Total revenue from freight and shipping fees were approximately $1.8 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively, and $3.7 million and $3.8 million for the six months ended June 30, 2014 and 2013, respectively. Total freight costs for shipping products to our customers included in cost of sales were approximately $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and $3.3 million for the six months ended June 30, 2014 and 2013, respectively.

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

Total commissions and incentive expenses were approximately $19.8 million and $19.2 million for the three months ended June 30, 2014 and 2013, respectively, and $36.8 million and $36.7 million for the six months ended June 30, 2014 and 2013, respectively.

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

NOTE 2: INVENTORIES

Inventories consist of raw materials and finished goods, which also includes promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at June 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$2,764	$4,396
Finished goods	12,867	11,601
Inventory reserves for obsolescence	(2,112)	(2,009)
Total	$13,519	$13,988

NOTE 3: INCOME TAXES

For the three and six months ended June 30, 2014, the Company’s effective tax rate was 183.7% and 124.8%, respectively. For the three and six months ended June 30, 2013, the Company’s effective income tax rate was (429.5)% and (18.4)%,  respectively.  For the three and six months ended June 30, 2014 and 2013, the Company’s effective tax rate was determined based on the estimated annual effective tax rate.

The effective tax rates for the three and six months ended June 30, 2014 were higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets and the unfavorable rate differences from foreign jurisdictions. In addition, in the second quarter 2014, it was determined a deemed intercompany dividend had occurred in 2012 and 2013 related to an intercompany working capital loan that originated in 2012; the Company recorded the expense, which is not material to the financial statements for the year. We have not initiated any further intercompany transactions like the 2012 transaction, nor do we anticipate the need for further transactions of this type.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The examination of our 2005-2009 tax years by the IRS for U.S. federal tax purposes was settled during the second quarter of 2013. The settlement of the audit resulted in a $1.0 million tax benefit during the three months ended June 30, 2013. Excluding the release of uncertain income tax positions in connection with the settlement of the IRS audit, the effective tax rate for the three and six months ended June 30, 2013 would have been 263.2% and 66.7%. These rates are higher than what would have been expected if the federal statutory income tax rate were applied to income before taxes primarily from the unfavorable differences from foreign operations.

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings per Share (“EPS”) by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. In determining the potential dilution effect of outstanding stock options during the three months ended June 30, 2014 and 2013, the Company used the quarter’s average common stock close price of $15.13 and $9.15 per share, respectively. In determining the potential dilution effect of outstanding stock options during the six months ended June 30, 2014 and 2013, the Company used the six month average common stock close price of $15.95 and $7.66 per share, respectively. The Company reported net loss for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, approximately 0.1 million shares of the Company’s common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserves up to 200,000 shares for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by 100,000. At the 2014 Annual Shareholders’ Meeting, the 2008 Plan was amended again to increase the number of shares of common stock subject to the plan by 130,000. As of June 30, 2014, the 2008 Plan had 136,695 stock options available for grant before the plan expires on February 20, 2018.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended June 30, 2014 and 2013, the Company granted 15,000 and 5,000 stock options, respectively. During the six months ended June 30, 2014 and 2013, the Company granted 81,000 and 80,000 stock options, respectively. The fair value of stock options granted during the three months ended June 30, 2014 ranged from $9.02 to $10.60 per share. The fair value of stock options granted during the six months ended June 30, 2014 ranged from $9.02 to $12.09 per share. The Company recognized compensation expense as follows for the three and six months ended June 30 (in thousands):

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Total gross compensation expense	$124	$59	$302	$96
Total tax benefit associated with compensation expense	30	13	90	21
Total net compensation expense	$94	$46	$212	$75

As of June 30, 2014, the Company expects to record compensation expense in the future as follows (in thousands):

	Six months ending December 31, 2014	Year ending December 31,
		2015	2016	2017	2018
Total gross unrecognized compensation expense	$189	$397	$203	$49	$7
Tax benefit associated with unrecognized compensation expense	40	77	13	-	-
Total net unrecognized compensation expense	$149	$320	$190	$49	$7

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Loss, Net
Balance as of December 31, 2013	$(1,110)	$367	$(743)
Current-period change [1]	628	—	628
Balance as of June 30, 2014	$(482)	$367	$(115)
[1]	No amounts reclassified from accumulated other comprehensive loss

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7: LITIGATION

Employment Litigation

Natalie Clark v. Mannatech, Incorporated, Case No. DC-13-05038, 192nd Judicial District Court, Dallas County, Texas

On May 10, 2013 the Company was served notice of a lawsuit filed by Ms. Natalie Clark, a former executive with the Company, in the 192nd Judicial District Court, Dallas County, Texas (the “Court”) alleging discrimination and harassment based on gender. Ms. Clark alleged that she was stripped of her duties and wrongfully discharged as part of an alleged “purge of females in key positions” within the Company. Ms. Clark sought damages in excess of $1,000,000. The Court issued a standard mediation order; mediation was conducted on May 14, 2014. The parties reached a settlement of the dispute at mediation, and on June 11, 2014 the Company executed a Settlement Agreement (the “Agreement”) with Ms. Clark, the terms of which are confidential. The Settlement Agreement is not an admission of wrongdoing by the Company, but is merely a good faith settlement of disputed and unresolved claims. The Company specifically denies and disclaims any liability to Ms. Clark and contends that her claims were without merit. On June 20, 2014 an Agreed Order of Dismissal with Prejudice was issued by the Court. The Company considers this matter closed.

Patent Litigation

Mannatech, Incorporated v. Wellness Quest, LLC and Harley Reginald McDaniel,  Case No. 3:14-cv-2497, U.S. District Court, for the Northern District of Texas, Dallas Division

On July 11, 2014 the Company filed a patent infringement lawsuit against Wellness Quest, LLC and Dr. H. Reginald McDaniel (“Defendants”) alleging the defendants infringe United States Patent Nos. 7,157,431 and 7,202,220, both entitled “Compositions of Plant Carbohydrates as Dietary Supplements,” (the “Patents”) and seeking to stop their manufacture, offer, and sale of infringing glyconutritional dietary supplement products. On July 16, 2014 the Company filed a Motion for Preliminary Injunction preventing Defendants from infringing the Patents pending a final decision on the merits.

This lawsuit continues the Company’s enforcement of its patent rights, and the Company intends to vigorously prosecute this matter.  Based on the previous successful patent infringement lawsuits against Country Life, LLC, Glycobiotics International, Inc., Techmedica Health, Inc., IonX Holdings, Inc., Boston Mountain Laboratories, Inc., Green Life, LLC, and Xiong Lo, the Company believes there is a strong likelihood that it will obtain permanent injunctions against the manufacture and sale of any infringing products for the duration of the Company’s patents.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods to customers in an amount that reflects the consideration to which the entity expects in exchange for those goods. To achieve that core principle, an entity should apply the following steps:

-Step 1: Identify the contract(s) with a customer.
-Step 2: Identify the performance obligations in the contract.
-Step 3: Determine the transaction price.
-Step 4: Allocate the transaction price to the performance obligations in the contract.
-Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The standard is effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures.) Early application is not permitted.   Management is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9: FAIR VALUE

The Company utilizes fair value measurements to record fair value adjustments to certain financial assets and to determine fair value disclosures.

Fair Value Measurements and Disclosure Topic 820 of the FASB Accounting Standards Codification (“ASC”) establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2014.

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2014.

Assets	Level 1	Level 2	Level 3	Total
Money Market Funds – Fidelity, US	$191	$—	$—	$191
Interest bearing deposits – various banks	10,622	—	—	10,622
Total assets	$10,813	$—	$—	$10,813
Amounts included in:
Cash and cash equivalents	$6,400	$—	$—	$6,400
Restricted Cash	745			745
Long-term restricted cash	3,668	—	—	3,668
Total	$10,813	$—	$—	$10,813

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Consolidated net sales shipped to customers in these regions, along with pack and product information for the three and six months ended June 30, are as follows (in millions, except percentages):

	Three months				Six months
Region	2014		2013		2014		2013
North America	$20.9	45.1%	$21.3	47.6%	$41.2	46.1%	$41.8	48.3%
Asia/Pacific	21.4	46.3%	19.9	44.4%	40.4	45.3%	37.7	43.6%
EMEA	4.0	8.6%	3.6	8.0%	7.7	8.6%	7.0	8.1%
Totals	$46.3	100.0%	$44.8	100%	$89.3	100.0%	$86.5	100%

	Three months		Six months
	2014	2013	2014	2013
Consolidated product sales	$37.2	$38.9	$71.7	$76.2
Consolidated pack sales	7.3	3.9	14.0	6.3
Consolidated other, including freight	1.8	2.0	3.6	4.0
Consolidated total net sales	$46.3	$44.8	$89.3	$86.5

Long-lived assets, which include property, equipment and construction in progress for the Company and its subsidiaries, reside in the following regions (in millions):

Region	June 30, 2014	December 31, 2013
North America	$3.1	$2.4
Asia/Pacific	1.0	0.4
EMEA	0.3	0.4
Total	$4.4	$3.2

Inventory balances by region, which consist of raw materials, work in progress, finished goods, and promotional materials, as offset by obsolete inventories, were as follows (in millions):

Region	June 30, 2014	December 31, 2013
North America	$5.6	$6.4
Asia/Pacific	6.0	5.3
EMEA	1.9	2.3
Total	$13.5	$14.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and six months ended June 30, 2014 as compared to the same period in 2013, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

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

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of active independent associates and members; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure.

Current Economic Conditions and Recent Developments

Overall net sales increased $1.5 million, or 3.4% during the three months ended June 30, 2014, as compared to the same period in 2013 as revenue per active associate and member increased in North America and Asia/Pacific. Our operations outside of North America accounted for approximately 54.9% of our consolidated net sales. The number of active independent associates and members at June 30, 2014 decreased 0.4% as compared to the same period in 2013. The decrease in continuing associates and members was partially offset by the increase in new associates and members.

We are experiencing strong demand for our products from the Asia/Pacific region, and net sales increased by 7.5% for the three month period ending June 30, 2014, compared to the same period in 2013, and sales increased by 7.2% for the six months ending June 30, 2014, compared to the same period in 2013.

Additionally, we pre-launched the Uth skin care product in certain Asia/Pacific markets, and these pre-launch activities resulted in over $2.8 million in orders, which are reflected on our June 30, 2014 balance sheet as customer deposits that can be recognized as revenue upon fulfillment in subsequent periods. We paid $0.8 million in commissions on these orders, and at June 30, 2014, these orders generated accrued commission payable of $0.5 million.

Demand for certain products and raw materials remained weak. We took charges to the inventory allowance of $0.8 million and $1.7 million in the three months and six months ending June 30, 2014, respectively, which reduced our gross profit. We are introducing promotions in future months that are intended to minimize future inventory charges; however, these promotions may impact overall profitability (see Results of Operations – Gross Profit below for more information).

During the three months ending June 30, 2014, our customers used loyalty points at a higher rate, compared to the prior three quarters.  This has been anticipated as the loyalty points expire one year after vesting.  During the six months ending June 30, 2014, independent associates and members applied $4.6 million to loyalty purchases, and we deferred net sales of $8.3 million for future loyalty redemptions. At June 30, 2014, our deferred revenue balance on our balance sheet was $11.3 million, of which $9.1 million is attributed to the loyalty program.

Finally, our income tax expense primarily reflects the uneven performance in various markets; however, as we work towards our operations being uniformly profitable, we anticipate that our effective tax rate will decrease. We believe these tax rates are transitional, and we are engaged in additional activity to accelerate top line growth and to ensure all markets contribute to overall profitability (see Results of Operations – (Provision) Benefit for Income Taxes below for more information).
RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	2014		2013		Change from 2014 to 2013
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$46,302	100.0%	$44,801	100.0%	$1,501	3.4%
Cost of sales	9,738	21.0%	8,694	19.4%	1,044	12.0%
Gross profit	36,564	79.0%	36,107	80.6%	457	1.3%

Operating expenses:
Commissions and incentives	19,782	42.7%	19,181	42.8%	601	3.1%
Selling and administrative expenses	8,946	19.3%	8,541	19.1%	405	4.7%
Depreciation and amortization	421	0.9%	588	1.3%	(167)	(28.4)%
Other operating costs	6,815	14.7%	6,247	13.9%	568	9.1%
Total operating expenses	35,964	77.6%	34,557	77.1%	1,407	4.1%
Income from operations	600	1.4%	1,550	3.5%	(950)	(61.3)%
Interest income	35	0.1%	17	0.0%	18	105.9%
Other income (expense), net	192	0.4%	(1,420)	(3.2)%	1,612	113.5%
Income before income taxes	827	1.9%	147	0.3%	680	462.6%
(Provision) benefit for income taxes	(1,519)	(3.3)%	637	1.4%	(2,156)	(338.5)%
Net income (loss)	$(692)	1.4%	$784	1.7%	$(1,476)	(188.3)%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	2014		2013		Change from 2014 to 2013
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$89,265	100.0%	$86,467	100.0%	$2,798	3.2%
Cost of sales	19,136	21.4%	16,391	19.0%	2,745	16.7%
Gross profit	70,129	78.6%	70,076	81.0%	53	0.1%

Operating expenses:
Commissions and incentives	36,750	41.2%	36,722	42.5%	28	0.1%
Selling and administrative expenses	16,822	18.8%	17,172	19.9%	(350)	(2.0)%
Depreciation and amortization	807	0.9%	1,225	1.4%	(418)	(34.1)%
Other operating costs	13,771	15.4%	12,752	14.7%	1,019	8.0%
Total operating expenses	68,150	76.3%	67,871	78.5%	279	0.4%
Income from operations	1,979	2.3%	2,205	2.5%	(226)	(10.2)%
Interest income	36	0.0%	4	0.0%	32	800.0%
Other (expense), net	(144)	(0.2)%	(1,003)	(1.2)%	859	85.6%
Income before income taxes	1,871	2.1%	1,206	1.3%	665	55.1%
(Provision) benefit for income taxes	(2,335)	(2.6)%	222	0.3%	(2,557)	(1,151.8)%
Net income (loss)	$(464)	(0.5)%	$1,428	1.6%	$(1,892)	(132.5)%

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

Three month period ended	June 30, 2014		June 30, 2013	Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$46.3	$45.8	$44.8	$1.0	2.2%
Product	37.2	36.9	38.9	(2.0)	(5.1)%
Pack	7.3	7.0	3.9	3.1	79.5%
Other	1.8	1.9	2.0	(0.1)	(5.0)%
Deferred Revenue	11.3	11.5	1.5	10.0	666.7%
Gross Profit	36.6	36.1	36.1	--	--%
Income from Operations	0.6	0.5	1.6	(1.1)	(68.8)%

Six month period ended	June 30, 2014		June 30, 2013	Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$89.3	$90.0	$86.5	$3.5	4.0%
Product	71.7	72.4	76.2	(3.8)	(4.9)%
Pack	14.0	13.9	6.3	7.6	120.6%
Other	3.6	3.7	4.0	(0.3)	(7.5)%
Gross Profit	70.1	70.6	70.1	0.5	0.7%
Income from Operations	2.0	1.8	2.2	(0.4)	(18.2)%

Consolidated net sales by region for the three months ended June 30, 2014 and 2013 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Region	2014		2013
North America	$20.9	45.1%	$21.3	47.6%
Asia/Pacific	21.4	46.3%	19.9	44.4%
EMEA	4.0	8.6%	3.6	8.0%
Total	$46.3	100.0%	$44.8	100%

Consolidated net sales by customer location for the six months ended June 30, 2014 and 2013 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Region	2014		2013
North America	$41.2	46.1%	$41.8	48.3%
Asia/Pacific	40.4	45.3%	37.7	43.6%
EMEA	7.7	8.6%	7.0	8.1%
Total	$89.3	100.0%	$86.5	100.0%

Net Sales

Consolidated net sales for the three months ended June 30, 2014 increased by $1.5 million, or 3.4%, to $46.3 million as compared to the same period in 2013. Consolidated net sales for the six months ended June 30, 2014 increased by $2.8 million, or 3.2%, to $89.3 million as compared to the same period in 2013.

North American sales decreased by $0.4 million, or 1.9%, to $20.9 million for the three months ended June 30, 2014 as compared to the same period in 2013. North American sales decreased by $0.6 million to $41.2 million for the six months ended June 30, 2014 as compared to the same period in 2013. The decline in revenue for both the three and six months ended June 30, 2014 as compared to the same periods in 2013 is primarily due to fewer active independent associates and members.

For the three and six months ended June 30, 2014, our operations outside of North America accounted for approximately 54.9% and 53.9%, respectively, of our consolidated net sales, whereas in the same period in 2013, our operations outside of North America accounted for approximately 52.4% and 51.7%, respectively, of our consolidated net sales.

Asia/Pacific sales increased by $1.5 million, or 7.5%, to $21.4 million for the three months ended June 30, 2014 as compared to $19.9 million for the same period in 2013. In constant dollars, net sales would have increased 4.0% to $20.7 million; the currency impact was primarily due to appreciation of the Korean won. Asia/Pacific sales increased by $2.7 million, or 7.2%, to $40.4 million for the six months ended June 30, 2014 as compared to the same period in 2013. For the three and six months ended June 30, 2014, compared to the same period in 2013, the number of active associates increased and also the revenue per active independent associate and member increased.
EMEA sales increased by $0.4 million, or 11.1%, to $4.0 million for the three months ended June 30, 2014 as compared to the same period in 2013, and EMEA sales increased by $0.7 million, or 10.0%, to $7.7 million for the six months ended June 30, 2014 as compared to the same period in 2013. These sales increases were due to increases in active members and associates, partially offset by fluctuations in foreign currency exchange rates and in a decrease in the revenue generated per active associate and member. In constant dollars, net sales for the three months ended June 30, 2014 would have increased 16.7% to $4.2 million, and net sales for the six months ended June 30, 2014 would have increased 18.6% to $8.3 million; the currency impact was primarily due to the South Africa Rand.

Fluctuation in foreign currency exchange rates for the three months ended June 30, 2014 had an overall favorable impact on our net sales of approximately $0.5 million, as appreciation of the Korean Won was partially offset by depreciation of the Yen, Australian Dollar and South African Rand. For the six months ended June 30, 2014, fluctuation in foreign currency exchange had an overall unfavorable impact on our net sales of approximately $0.7 million, largely attributed to the South African Rand. During this period, in the Asia/Pacific region, gains from a stronger Korean Won were offset by losses from a weaker Yen and Australian Dollar. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended June 30, 2013.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

	Three Months		Change
	2014	2013	Dollar	Percentage
Consolidated product sales	$37.2	$38.9	$(1.7)	(4.4)%
Consolidated pack sales	7.3	3.9	3.4	87.2%
Consolidated other, including freight	1.8	2.0	(0.2)	(10.0)%
Total consolidated net sales	$46.3	$44.8	$1.5	3.4%

	Six Months		Change
	2014	2013	Dollar	Percentage
Consolidated product sales	$71.7	$76.2	$(4.5)	(5.9)%
Consolidated pack sales	14.0	6.3	7.7	122.2%
Consolidated other, including freight	3.6	4.0	(0.4)	(10.0)%
Total consolidated net sales	$89.3	$86.5	$2.8	3.2%

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

Product sales for the three months ended June 30, 2014 decreased $1.7 million or 4.4% from the same period in 2013 primarily because of deferred revenue (see Revenue Recognition and Deferred Commissions in Note 1 of the unaudited consolidated financial statements). The average order value for the three months ended June 30, 2014 was $165 as compared to $153 for the same period in 2013, and this increase in order value resulted in more revenue. The number of orders processed during the three months ended June 30, 2014 decreased by 0.6%, as compared to the same period in 2013.

Product sales for the six months ended June 30, 2014 decreased by $4.5 million, or 5.9%, as compared to the same period in 2014 primarily because of deferred revenue (see Revenue Recognition and Deferred Commissions in Note 1 of the unaudited consolidated financial statements). The average order value for the six months ended June, 2014 was $159, as compared to $153 for the same period in 2013. The 3.9% increase in average order value resulted in more revenue. The number of orders processed during the six months ended June 30, 2014 increased by 0.2%, as compared to the same period in 2013.

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

The dollar amount of pack sales associated with new and continuing associates was as follows, for the three and six months ended June 30 (in millions, except percentages):

	Three Months		Change
	2014	2013	Dollar	Percentage
New	$2.4	$2.6	$(0.2)	(7.7)%
Continuing	4.9	1.3	3.6	276.9%
Total	$7.3	$3.9	$3.4	87.2%

	Six Months		Change
	2014	2013	Dollar	Percentage
New	$4.5	$4.0	$0.5	12.5%
Continuing	9.5	2.3	7.2	313.0%
Total	$14.0	$6.3	$7.7	122.2%

Total pack sales for the three months ended June 30, 2014 increased by $3.4 million, or 87.2%, to $7.3 million, as compared to $3.9 million for the same period in 2013. Average pack value for the three months ended June 30, 2014 was $240 as compared to $141 for the same period in 2013. During the three month period ended June 30, 2014, the total number of packs sold increased by 2,700, or 9.7%, to 30,400 and the average pack value increased by $99 to $240, when compared to the period in the prior year. The increase in the average pack value is due to improvements in pack value and an increase in the price of the pack.
Total pack sales for the six months ended June 30, 2014 increased by $7.7 million, or 122.2%, to $14.0 million, as compared to $6.3 million for the same period in 2013. Average pack value for the six months ended June 30, 2014 was $250, as compared to $134 for the same period in 2013. The total number of packs sold increased by 9,300, or 20.0%, to 46,600. The increase in the average pack value is due to improvements in pack value and an increase in the price of the pack.

Recruiting decreased 13.0% in the second quarter of 2014 as compared to the second quarter of 2013. The number of new independent associates and members for the second quarter of 2014 was approximately 31,500, as compared to 36,200 in 2013. We implemented new incentive programs in major countries during 2014 that changed the incentive program qualification criteria and extended the qualifying period to be longer than the 2013 qualifying period. We believe these changes had a negative impact on the comparability of the recruiting of new associates and members in the second quarter 2014 as compared to the same period in 2013.

The approximate number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended June 30, 2014 and 2013 were as follows:

	2014		2013
New	113,000	47.3%	108,000	45.0%
Continuing	126,000	52.7%	132,000	55.0%
Total	239,000	100.0%	240,000	100.0%

During 2013 and continuing into 2014, we took the following actions to recruit and retain associates and members:

•	explored new international markets;

•	launched an aggressive marketing and educational campaign;

•	continued to strengthen compliance initiatives;

•	concentrated on publishing results of research studies and clinical trials related to our products;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition; and

•	implemented changes to our global associate career and compensation plan.

Other Sales

Other sales consisted of: (i) freight revenue charged to our active associates and members; (ii) sales of promotional materials; (iii) monthly fees collected for Success TrackerTM and Navig8™ customized electronic business-building and educational materials, databases and applications; (iv) training and event registration fees; and (v) a reserve for estimated sales refunds and returns.  Promotional materials, training, database applications and business management tools support our independent associates, which in turn helps stimulate product sales.

For the three months ended June 30, 2014, other sales decreased by $0.2 million, or 10.0%, to $1.8 million, as compared to $2.0 million for the same period in 2013. Other sales for the six months ended June 30, 2014 decreased by $0.4 million, or 10.0%, to $3.6 million, as compared to $4.0 million for the same period in 2013. The decrease was primarily due to a decrease in Success TrackerTM sales and freight fees charged on our product and pack shipments, which was offset by an increase in sales refunds.

Gross Profit

During the three months ended June 30, 2014, gross profit increased by $0.5 million, or 1.3%, to $36.6 million, as compared to $36.1 million for the same period in 2013 primarily because of increasing sales. For the three months ended June 30, 2014, gross profit as a percentage of net sales decreased to 79.0%, as compared to 80.6% for the same period in 2013. The Company took a charge to allowance for obsolete inventory of $0.8 million during the second quarter, which was attributed to $0.5 million for raw materials and $0.3 million for finished goods. During the same period 2013, the charge for allowance for obsolete inventory was $0.1 million.

For the six months ended June 30, 2014 and 2013, gross profit was $70.1 million. For the six months ended June 30, 2014, gross profit as a percentage of net sales decreased to 78.6%, as compared to 81.0% for the same period in 2013. The reduction in gross profit was the charge to allowance for obsolete inventory in the second quarter plus a charge for obsolete inventory during the first quarter of $0.9 million that was attributed to $0.4 million for raw materials and $0.5 million for finished goods. During the same six month period in 2013, the charge for allowance for obsolete inventory was $0.2 million.

Commission and Incentives

Commission costs for the three months ended June 30, 2014 increased by 5.6%, or $1.0 million, to $18.8 million, as compared to $17.8 million for the same period in 2013. The increase in commissions was due to the increase in commissionable net sales. For the three months ended June 30, 2014, commissions as a percentage of net sales increased to 40.6% from 39.9% for the same period in 2013 due to the commission expense on the Uth pre-launch in certain Asia/Pacific markets (see Current Economic Conditions and Recent Developments.)

Commission costs for the six months ended June 30, 2014 increased $0.6 million to $35.2 million, compared to $34.6 million for the same period in 2013. For the six months ended June 30, 2014, commissions as a percentage of net sales decreased to 39.5% from 40.0% for the same period in 2013.
Incentive costs for the three months ended June 30, 2014 decreased by $0.3 million, to $1.0 million, as compared to $1.3 million for the same period in 2013. The costs of incentives as a percentage of net sales decreased during this period to 2.2% from 2.9% for the same period in 2013.

Incentive costs for the six months ended June 30, 2014 decreased $0.6 million, to $1.5 million, as compared to $2.1 million for the same period in 2013. The costs of incentives as a percentage of net sales decreased during this period to 1.7%, as compared to 2.5% for the same period in 2013.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended June 30, 2014, selling and administrative expenses increased by $0.4 million, or 4.7%, to $8.9 million, as compared to $8.5 million for the same period in 2013 due to increased marketing costs. Selling and administrative expenses as a percentage of net sales for the three months ended June 30, 2014 increased to 19.3% from 19.1% for the same period in 2013.

For the six months ended June 30, 2014, selling and administrative expenses decreased by $0.4 million, or 2.0%, to $16.8 million, as compared to $17.2 million for the same period in 2013. The decrease in selling and administrative expenses consisted primarily of a decrease in payroll and payroll-related costs of $0.8 million which was offset by an increase in marketing costs of $0.3 million and stock-based compensation expense of $0.2 million. Selling and administrative expenses as a percentage of net sales for the six months ended June 30, 2014 decreased to 18.8% from 19.9% for the same period in 2013.
Other Operating Costs

Other operating costs include travel, accounting, legal and consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with changes in our net sales.

For the three months ended June 30, 2014, other operating costs increased by $0.6 million, or 9.1%, to $6.8 million, as compared to $6.2 million for the same period in 2013. For the three months ended June 30, 2014, other operating costs as a percentage of net sales increased to 14.7% from 13.9% for the same period in 2013. For the six months ended June 30, 2014, other operating costs increased by $1.0 million, or 8.0%, to $13.8 million, as compared to $12.8 million for the same period in 2013. For the six months ended June 30, 2014, other operating costs as a percentage of net sales increased to 15.4% from 14.7% for the same period in 2013. For the three and six month periods ending June 30, 2014, the increase in other operating costs were primarily due to the office and credit card expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2014 decreased to $0.4 million, as compared to $0.6 million for the same period in 2013. As a percentage of net sales, depreciation and amortization expense was 0.9%, as compared to 1.3% for the same period in 2013.

Depreciation and amortization expense for the six months ended June 30, 2014 decreased to $0.8 million, as compared to $1.2 million for the same period in 2013. As a percentage of net sales, depreciation and amortization expense was 0.9%, as compared to 1.4% for the same period in 2013.

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

Other income (expense), net for the three months ended June 30, 2014 was $0.2 million, as compared to other income (expense), net of ($1.4) million for the same period in 2013; the improvement in other income is due to foreign currency exchange during the three months ended June 30, 2014, as compared to the same period in 2013.

Other income (expense), net for the six months ended June 30, 2014 was ($0.1) million, as compared to other income, net of ($1.0) million for the same period in 2013, the improvement in other expense is associated with foreign currency exchange during the six months ended June 30, 2014, as compared to the same period in 2013.

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

For each of the periods ended June 30, 2014 and December 31, 2013, we maintained the following valuation allowances for deferred tax assets totaling  $5.5 million as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met (in millions):

Country	June 30, 2014	December 31, 2013
Mexico	$2.9	$2.7
Norway	0.2	0.2
Sweden	0.1	0.1
Switzerland	0.1	0.2
Taiwan	1.3	1.2
Ukraine	0.2	0.1
United States	0.7	0.8
Total	$5.5	$5.3

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three and six months ended June 30, 2014, our effective tax rate was 183.7% and 124.8%, respectively, as compared to (429.5%) and (18.4)% for the same periods in 2013, respectively. For the three and six months ended June 30, 2014 and 2013, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

For the six months ended June 30, 2014, the effective tax rates for the six months ended 2014 were higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets, US federal tax on deemed foreign dividend distribution, and the unfavorable rate differences from foreign jurisdictions.

To supplement our financial results presented in accordance with GAAP, we reconcile from the federal statutory income tax rate to the effective tax rate (a GAAP financial measure), which we believe provides investors an additional perspective on trends related to our taxes.
Effective tax rate
	Three months ended June 30,		Six months ended June 30
	2014	2013	2014	2013
Federal statutory income taxes	35.0%	35.0%	35.0%	35.0%
State income taxes	(0.3%)	9.7%	0.5%	2.1%
Difference in foreign and US tax on foreign operations	19.0%	125.6%	15.4%	21.6%
Uncertain tax positions	5.5%	(41.2%)	4.4%	0.1%
NOL and charitable valuation	19.4%	88.3%	22.6%	7.9%
Intercompany dividend	50.6%	--%	22.3%	--%
IRS settlement	--%	(692.7%)	--%	(85.0%)
Other	54.5%	45.8%	24.6%	(0.1%)
Effective tax rate	183.7%	(429.5%)	124.8%	(18.4%)

We anticipate the effective tax rate will decline as profitability is achieved uniformly across all regions. As in prior periods, additional profitability growth should be achieved by continuing to grow revenue as well as targeted expense reductions.

The effective tax rates for the three and six months ended June 30, 2014 were higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets and the unfavorable rate differences from foreign jurisdictions. In the second quarter 2014, it was determined a deemed intercompany dividend had occurred in 2012 and 2013 related to an intercompany working capital loan that originated in 2012; the Company recorded the expense, which is not material to the financial statements for the year.  We have not initiated any further intercompany transactions like the 2012 transaction, nor do we anticipate the need for further transactions of this type.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of June 30, 2014, our cash and cash equivalents increased by 29.8%, or $6.1 million, to $26.5 million from $20.4 million as of December 31, 2013. Our restricted cash balance was increased during the period ending June 30, 2014 by $0.1 million to $5.9 million from $5.8 million. Fluctuations in currency rates produced an increase of $0.5 million in cash and cash equivalents.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion. The quarterly cash dividend has been suspended since August 2009. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2014, our working capital decreased by $1.1 million, or 8.1%, to $12.5 million from $13.6 million at December 31, 2013. The decrease in working capital is primarily related to the deferred revenue and deferred costs (see Revenue Recognition and Deferred Commissions in Note 1: Organization and Summary of Significant Accounting Policies of the unaudited consolidated financial statements).

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Used in:	2014	2013
Operating activities	$7.4	$5.3
Investing activities	$(1.2)	$(0.3)
Financing activities	$(0.6)	$(0.8)

Operating Activities

Cash provided in operating activities was $7.4 million for the six months ended June 30, 2014, as compared to cash provided in operating activities of $5.3 million for the same period in 2013. The most significant changes in operating cash flows were related to our loyalty program and the strong demand during the second quarter of 2014 in Korea for our Uth skin care product launch.

We defer certain components of our revenue and commission expense as discussed in Revenue Recognition and Deferred Commissions in Note 1 Organization and Summary of Significant Accounting Policies. We defer the recognition of revenue on payments received and related commission expenses on payments made. Payments received related to the revenue deferral were a source of $4.8 million cash for the six months ended June 30, 2014, as compared to $0.0 million for the same period in 2013. Commission payments related to the expense deferral used $1.9 million in cash for the six months ended June 30, 2014, as compared to $0.1 million for the same period in 2013.

Additionally, we pre-launched the Uth skin care product in certain Asia/Pacific markets, and these pre-launch activities resulted in over $2.8 million in orders. These payments to us are reflected on our June 30, 2014 balance sheet as customer deposits. We paid $0.8 million of commissions on these orders, and at June 30, 2014, these orders generated accrued commission payable of $0.5 million. Customer deposits at December 31, 2013 were $0.2 million.

Investing Activities

For the six months ended June 30, 2014 and 2013, we invested cash of $1.2 million and $0.3 million, respectively. During the six months ended June 30, 2014, we invested $0.7 million in leasehold improvements in our Korean offices and training centers, and we invested $0.5 million for computer hardware and software.

Financing Activities

For the six months ended June 30, 2014 and 2013, we used $0.7 million and $0.8 million to repay capital lease obligations. We received approximately $0.1 million in proceeds from stock options exercised during the six months ended June 30, 2014.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of June 30, 2014, for the years ending December 31 (in thousands):

	Remaining 2014	2015	2016	2017	2018	2019	Thereafter	Total
Capital lease obligations and other financing arrangements	$770	$640	$359	$230	$109	$-	$-	$2,108
Purchase obligations(1) (2)	4,437	1,200	300	-	-	-	-	5,937
Operating leases	994	1,697	1,354	1,210	587	-	-	5,842
Post-employment royalty	43	25	-	-	-	-	-	68
Employment agreements	357	357	-	-	-	-	-	714
Royalty agreement	42	66	-	-	-	-	-	108
Tax liability (3)	37	33	242	443	-	-	-	755
Other obligations(4)	92	302	267	91	52	79	741	1,624
Total commitments and obligations	$6,772	$4,320	$2,522	$1,974	$748	$79	$741	$17,156

(1)	For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)	Excludes approximately $9.5 million of finished product purchase orders that may be cancelled or delivery dates changed as of June 30, 2014.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 3 "Income Taxes" to our consolidated financial statements.
(4)	Other obligations are composed of pension obligations related to the Company’s Japan operations (approximately $1.2 million), lease restoration obligations (approximately $0.4 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2014:

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. During the third quarter of 2013, the Company started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied or forfeited, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2014, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at June 30, 2014
Computer hardware and software	3 to 5 years	$0.7 million
Leasehold improvements	2 to 10 years(1)	1.8 million
Office furniture and equipment	5 to 7 years	0.6 million
Automobiles	3 to 5 years	0.1 million
Construction in Progress (CIP)		1.2 million
Total net carrying value at June 30, 2014		$4.4 million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the six months ended June 30, 2014.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of June 30, 2014, we recorded $0.1 million in taxes payable and $0.7 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority.   Additionally, we may be requested to extend the statute of limitations for tax years under audit, which may cause the classification between current and long-term to change.  We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2014, we maintained a valuation allowance for deferred tax assets arising from our operations of $5.5 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.  In addition, as of June 30, 2014, we had deferred tax assets, after valuation allowance, totaling $6.1 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the six months ended June 30, 2014, our assumptions and estimates used for the calculated fair value of stock options granted in 2014 were as follows:

	February 2014 Grant	April 2014 Grant	May 2014 Grant
Estimated fair value per share of options granted:	$12.09	$10.60	$9.02
Assumptions:
Annualized dividend yield	0.0%	0.0%	0.0%
Risk-free rate of return	1.4%	1.5%	1.3%
Common stock price volatility	80.2%	80.5%	79.8%
Expected average life of stock options (in years)	4.5	4.5	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of June 30, 2014, using our current assumptions and estimates, we anticipate recognizing $0.8 million in gross compensation expense through 2018 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but has historically ranged between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of June 30, 2014, we had 136,695 shares available for grant in the future.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America (Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Sweden, Switzerland, the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2014 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.86880	0.94390	0.91475	0.94390
Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland (Euro)	1.34900	1.39240	1.37116	1.36510
Canada (Dollar)	0.88900	0.94100	0.91231	0.93800
Czech Republic (Koruna)	0.04904	0.05091	0.04999	0.04973
Denmark (Krone)	0.18080	0.18660	0.18373	0.18300
Hong Kong	0.12880	0.12900	0.12894	0.12900
Japan (Yen)	0.00950	0.00988	0.00976	0.00986
Mexico (Peso)	0.07434	0.07786	0.07631	0.07718
New Zealand (Dollar)	0.80990	0.88020	0.84893	0.88020
Norway (Krone)	0.15900	0.16980	0.16569	0.16340
Republic of Korea (Won)	0.00092	0.00100	0.00096	0.00099
Singapore (Dollar)	0.78150	0.80160	0.79349	0.80060
South Africa (Rand)	0.08890	0.09726	0.09363	0.09453
Sweden (Krona)	0.14840	0.15750	0.15316	0.14840
Switzerland (Franc)	1.09700	1.14660	1.12288	1.12300
Taiwan (Dollar)	0.03262	0.03349	0.03311	0.03349
United Kingdom (British Pound)	1.63080	1.70480	1.66919	1.70480

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANNATECH, INCORPORATED

Dated: August 5, 2014	By:	/s/ Robert A. Sinnott
Robert A. Sinnott
Chief Executive Officer and Chief Science Officer
(principal executive officer)

Dated: August 5, 2014
	By:	/s/ S. Mark Nicholls
S. Mark Nicholls
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.4	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Mannatech, Incorporated 2008 Stock Incentive Plan, as amended May 28, 2014.	S-8	333-197400	4.4	July 14, 2014
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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