Form 10-Q
period 2014-09-30
MANNATECH INC
filed 2014-11-04
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2014

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

As of October 31, 2014, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,668,244.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Cash and cash equivalents	$32,185	$20,395
Restricted cash	1,514	1,519
Accounts receivable, net of allowance of $288 and $142 in 2014 and 2013, respectively	234	423
Income tax receivable	24	4
Inventories, net	12,467	13,988
Prepaid expenses and other current assets	3,915	3,061
Deferred commissions	5,094	2,706
Deferred tax assets, net	1,807	1,578
Total current assets	57,240	43,674
Property and equipment, net	4,057	3,239
Long-term restricted cash	7,386	4,254
Other assets	3,726	3,591
Long-term deferred tax assets, net	3,230	1,303
Total assets	$75,639	$56,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$902	$704
Accounts payable	4,800	4,794
Customer deposits	60	202
Accrued expenses	7,568	5,796
Commissions and incentives payable	9,896	10,210
Taxes payable	7,304	1,858
Current deferred tax liability	116	114
Deferred revenue	12,780	6,380
Total current liabilities	43,426	30,058
Capital leases, excluding current portion	970	450
Other long-term liabilities	2,184	2,101
Total liabilities	46,580	32,609

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,773,972 shares issued and 2,668,244 shares outstanding as of September 30, 2014 and 2,773,972 shares issued and 2,653,913 shares outstanding as of December 31, 2013	—	—
Additional paid-in capital	41,344	42,592
Retained earnings (accumulated deficit)	898	(3,746)
Accumulated other comprehensive loss	(288)	(743)
Less treasury stock, at cost, 105,728 and 120,059 shares as of September 30, 2014 and December 31, 2013, respectively	(12,895)	(14,651)
Total shareholders’ equity	29,059	23,452
Total liabilities and shareholders’ equity	$75,639	$56,061

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$55,635	$44,432	$144,900	$130,899
Cost of sales	10,304	9,225	29,440	25,616
Gross profit	45,331	35,207	115,460	105,283

Operating expenses:
Commissions and incentives	20,977	19,640	57,727	56,362
Selling and administrative	9,567	8,497	26,389	25,669
Depreciation and amortization	441	474	1,248	1,699
Other operating costs	6,149	6,167	19,920	18,919
Total operating expenses	37,134	34,778	105,284	102,649

Income from operations	8,197	429	10,176	2,634
Interest income	25	25	61	29
Other expense, net	(1,167)	(275)	(1,311)	(1,278)
Income before income taxes	7,055	179	8,926	1,385

Provision for income taxes	(1,947)	(980)	(4,282)	(758)
Net income (loss)	$5,108	$(801)	$4,644	$627

Earnings (loss) per share:
Basic	$1.92	$(0.30)	$1.75	$0.24
Diluted	$1.89	$(0.30)	$1.71	$0.23

Weighted-average common shares outstanding:
Basic	2,667	2,650	2,661	2,649
Diluted	2,701	2,650	2,701	2,717

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$5,108	(801)	4,644	627
Foreign currency translations	(173)	829	455	31
Comprehensive income	$4,935	28	5,099	658

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock par value	Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2013	$—	$42,592	$(3,746)	$(743)	$(14,651)	$23,452
Net income	—	—	4,644	—	—	4,644
Charge related to stock-based compensation	—	398	—	—	—	398
Stock option exercises	—	(1,646)	—	—	1,756	110
Foreign currency translations	—	—	—	455	—	455
Balance at September 30, 2014	$—	$41,344	898	(288)	(12,895)	29,059

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,644	$627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,248	1,699
Provision for inventory losses	1,630	318
Provision for doubtful accounts	266	222
(Gain) loss on disposal of assets	42	(1)
Accounting charge related to stock-based compensation expense	397	137
Deferred income taxes	(2,148)	(203)
Changes in operating assets and liabilities:
Accounts receivable	(78)	(313)
Income tax receivable	(22)	702
Inventories	(148)	151
Prepaid expenses and other current assets	950	(410)
Other assets	(187)	183
Deferred commissions	(2,388)	(1,678)
Accounts payable	(131)	2,645
Customer deposits	—	—
Accrued expenses and other liabilities	1,885	947
Taxes payable	5,449	(1,933)
Commissions and incentives payable	(271)	1,364
Deferred revenue	6,488	3,758
Change in restricted cash	(3,131)	(1,238)
Net cash provided by operating activities	14,495	6,977
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,173)	(524)
Proceeds from sale of assets	8	1
Net cash used in investing activities	(2,165)	(523)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	112	22
Repayment of capital lease obligations	(1,102)	(1,157)
Net cash used in financing activities	(990)	(1,135)
Effect of currency exchange rate changes on cash and cash equivalents	450	(255)
Net increase in cash and cash equivalents	11,790	5,064
Cash and cash equivalents at the beginning of the period	20,395	14,377
Cash and cash equivalents at the end of the period	$32,185	$19,441
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$(2,180)	$(2,187)
Interest paid on capital leases	$(88)	$(108)
Summary of non-cash investing and financing activities:
Note receivable, net, relating to sale of property and equipment	$—	$195
Assets acquired through financing	$1,821	$685

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. As of each of September 30, 2014 and December 31, 2013, credit card receivables were $3.1 million and $0.6 million, respectively. As of each of September 30, 2014 and December 31, 2013, cash and cash equivalents held in bank accounts in foreign countries totaled $25.4 million and $14.7 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of September 30, 2014 and December 31, 2013, our total restricted cash was $8.9 million and $5.8 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2014 and December 31, 2013, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of each of September 30, 2014 and December 31, 2013, the Company held an allowance for doubtful accounts of $0.3 million and $0.1 million, respectively.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of September 30, 2014 and December 31, 2013, other assets were $3.7 million and $3.6 million, respectively, and primarily consisted of deposits for building leases in various locations of $1.6 million and $1.4 million, respectively.   Additionally, included in the September 30, 2014 and December 31, 2013 balances was $1.8 million, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in the September 30, 2014 and December 31, 2013 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol ® powder trademark.

Other Long-Term Liabilities

Other long-term liabilities were $2.2 million and $2.1 million as of September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, the Company recorded $0.7 million in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes of the Company’s 10-K, filed March 18, 2014). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. Accrued restoration costs related to these leases amounted to $0.4 million and $0.2 million at September 30, 2014 and December 31, 2013, respectively. The Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.6 million at each of September 30, 2014 and December 31, 2013 (See Note 10, Employee Benefit Plans, of the Company’s 10-K, filed March 18, 2014).

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. At September 30, 2014 and December 31, 2013, the Company’s deferred revenue was $12.8 million and $6.4 million, respectively. During the third quarter of 2013, the Company started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied or forfeited, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited. During the third quarter 2014, the Company modified the program to allow loyalty points to vest more quickly. The deferred revenue associated with the loyalty program at September 30, 2014 and December 31, 2013, respectively, was $9.8 million and $5.5 million. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $5.1 million and $2.7 million at September 30, 2014 and December 31, 2013, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of June 30, 2013	$—
Loyalty points forfeited	(1,136)
Loyalty points applied	(723)
Loyalty points vested	5,072
Loyalty points unvested	2,243
Loyalty deferred revenue as of December 31, 2013	$5,456

Loyalty deferred revenue as of January 1, 2014	$5,456
Loyalty points forfeited	(3,392)
Loyalty points applied	(8,616)
Loyalty points vested	14,529
Loyalty points unvested	1,829
Loyalty deferred revenue as of September 30, 2014	$9,806

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the nine months ended September 30, 2014 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2014	$238
Provision related to sales made in current period	1,149
Adjustment related to sales made in prior periods	10
Actual returns or credits related to current period	(916)
Actual returns or credits related to prior periods	(249)
Sales reserve as of September 30, 2014	$232

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales. Total revenue from freight and shipping fees were approximately $1.9 million for each of the three months ended September 30, 2014 and 2013, and $5.7 million for each of the nine months ended September 30, 2014 and 2013. Total freight costs for shipping products to our customers included in cost of sales were $1.8 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively, and $5.1 million and $5.0 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Total commissions and incentive expenses were approximately $21.0 million and $19.6 million for the three months ended September 30, 2014 and 2013, respectively, and $57.7 million and $56.4 million for the nine months ended September 30, 2014 and 2013, respectively.

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

NOTE 2: INVENTORIES

Inventories consist of raw materials and finished goods, which also includes promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at September 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$2,409	$4,396
Finished goods	12,097	11,601
Inventory reserves for obsolescence	(2,039)	(2,009)
Total	$12,467	$13,988

NOTE 3: INCOME TAXES

For the three and nine months ended September 30, 2014, the Company’s effective tax rate was 27.6% and 48.0%, respectively. For the three and nine months ended September 30, 2013, the Company’s effective income tax rate was 548.3% and 54.7%, respectively. For the three and nine months ended September 30, 2014 and 2013, the Company’s effective tax rate was determined based on the estimated annual effective tax rate.

The effective tax rates for the three months ended September 30, 2014 were lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rate included favorable rate differences from foreign jurisdictions due to the overall profitability improvement during this period.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effective tax rates for the nine months ended September 30, 2014 were higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets and subpart F income resulting from controlled foreign corporation operations. In addition, in the second quarter 2014, it was determined a deemed intercompany dividend had occurred in 2012 and 2013 related to an intercompany working capital loan that originated in 2012; the Company recorded the expense, which is not material to the financial statements for the year. We have not initiated any further intercompany transactions like the 2012 transaction, nor do we anticipate the need for further transactions of this type.

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings per Share (“EPS”) by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. In determining the potential dilution effect of outstanding stock options during the three months ended September 30, 2014 and 2013, the Company used the quarter’s average common stock close price of $13.29 and $19.48 per share, respectively. In determining the potential dilution effect of outstanding stock options during the nine months ended September 30, 2014 and 2013, the Company used the nine month average common stock close price of $15.03 and $11.68 per share, respectively. The Company reported net income for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2014, approximately 0.1 million shares of the Company’s common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserves up to 200,000 shares for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by 100,000. At the 2014 Annual Shareholders’ Meeting, the 2008 Plan was amended again to increase the number of shares of common stock subject to the plan by 130,000. As of September 30, 2014, the 2008 Plan had 136,870 stock options available for grant before the plan expires on February 20, 2018.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended September 30, 2014 and 2013, the Company granted zero and 2,500 stock options, respectively. During the nine months ended September 30, 2014 and 2013, the Company granted 81,000 and 82,500 stock options, respectively. The fair value of stock options granted during the nine months ended September 30, 2014 ranged from $9.02 to $12.09 per share. Zero options were granted during the three months ended September 30, 2014.  The Company recognized compensation expense as follows for the three and nine months ended September 30 (in thousands):

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Total gross compensation expense	$95	$41	$397	$137
Total tax benefit associated with compensation expense	20	6	101	27
Total net compensation expense	$75	$35	$296	$110

As of September 30, 2014, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months ending December 31,	Year ending December 31,
	2014	2015	2016	2017	2018
Total gross unrecognized compensation expense	$94	$397	$203	$49	$7
Tax benefit associated with unrecognized compensation expense	20	77	13	—	—
Total net unrecognized compensation expense	$74	$320	$190	$49	$7

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Loss, Net
Balance as of December 31, 2013	$(1,110)	$367	$(743)
Current-period change [1]	455	—	455
Balance as of September 30, 2014	$(655)	367	(288)
[1]	No amounts reclassified from accumulated other comprehensive loss

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7: LITIGATION

Patent Litigation

Mannatech, Incorporated v. Wellness Quest, LLC and Harley Reginald McDaniel, Case No. 3:14-cv-2497, U.S. District Court, for the Northern District of Texas, Dallas Division

On July 11, 2014 the Company filed a patent infringement lawsuit against Wellness Quest, LLC and Dr. H. Reginald McDaniel (“Defendants”) alleging the Defendants infringe United States Patent Nos. 7,157,431 and 7,202,220, both entitled “Compositions of Plant Carbohydrates as Dietary Supplements,” (the “Patents”) and seeking to stop their manufacture, offer, and sale of infringing glyconutritional dietary supplement products. On July 16, 2014 the Company filed a Motion for Preliminary Injunction preventing Defendants from infringing the Patents pending a final decision on the merits. On August 29, 2014, the Defendants filed their Response to Plaintiff’s Motion for Preliminary Injunction and Brief in Support along with their Answer and Affirmative Defenses. A hearing date on the Motion for Preliminary Injunction has not been set. The Company and the Defendants have each filed their Initial Disclosures. On September 30, 2014, the Company filed its Initial Infringement Contentions.

This lawsuit continues the Company’s enforcement of its patent rights, and the Company intends to vigorously prosecute this matter.  Based on the previous successful patent infringement lawsuits against Country Life, LLC, Glycobiotics International, Inc., Techmedica Health, Inc., IonX Holdings, Inc., Boston Mountain Laboratories, Inc., Green Life, LLC, and Xiong Lo, the Company believes there is a strong likelihood that it will obtain permanent injunctions against the manufacture and sale of any infringing products for the duration of the Company’s patents.  This matter remains open.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2014.

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2014.

Assets	Level 1	Level 2	Level 3	Total
Money Market Funds – Fidelity, US	$2,292	$—	$—	$2,292
Interest bearing deposits – various banks	13,977	—	—	13,977
Total assets	$16,269	$—	$—	$16,269
Amounts included in:
Cash and cash equivalents	$9,462	$—	$—	$9,462
Restricted cash	741	—	—	741
Long-term restricted cash	6,066	—	—	6,066
Total	$16,269	$—	$—	$16,269

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

The Company operates facilities in eleven countries and sells product in twenty-three countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, Mexico and Singapore. Each facility services different geographic areas. We currently sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Sweden, and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Taiwan, Hong Kong and Singapore). On March 21, 2014, the Company announced temporary suspension of operations in Ukraine, due to political turmoil and ongoing instability in the country.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidated net sales shipped to customers in these regions, along with pack and product sales information for the three and nine months ended September 30, are as follows (in millions, except percentages):

	Three months				Nine months
Region	2014		2013		2014		2013
North America	$20.4	36.6%	$18.7	42.2%	$61.6	42.5%	$60.5	46.2%
Asia/Pacific	30.3	54.6%	22.0	49.5%	70.9	48.9%	59.7	45.6%
EMEA	4.9	8.8%	3.7	8.3%	12.4	8.6%	10.7	8.2%
Totals	$55.6	100.0%	$44.4	100.0%	$144.9	100.0%	$130.9	100.0%

	Three months		Nine months
	2014	2013	2014	2013
Consolidated product sales	$45.9	$31.7	$117.7	$108.0
Consolidated pack sales	7.8	10.9	21.7	17.1
Consolidated other, including freight	1.9	1.8	5.5	5.8
Consolidated total net sales	$55.6	$44.4	$144.9	$130.9

Long-lived assets, which include property, equipment and construction in progress for the Company and its subsidiaries, reside in the following regions (in millions):

Region	September 30, 2014	December 31, 2013
North America	$3.0	$2.4
Asia/Pacific	0.9	0.4
EMEA	0.2	0.4
Total	$4.1	$3.2

Inventory balances by region, which consist of raw materials, work in progress, finished goods, and promotional materials, as offset by obsolete inventories, were as follows (in millions):

Region	September 30, 2014	December 31, 2013
North America	$5.2	$6.4
Asia/Pacific	5.1	5.3
EMEA	2.2	2.3
Total	$12.5	$14.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2014 as compared to the same period in 2013, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 234,000 active independent associates and members who have purchased our products and/or packs within the last 12 months, who we refer to as active independent associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care products, and weight-management products through our network marketing distribution channels operating in twenty-three countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales increased $11.2 million, or 25.2% during the three months ended September 30, 2014, as compared to the same period in 2013, and overall net sales increased $14.0 million, or 10.7% during the nine months ended September 30, 2014, as compared to the same period in 2013. Our operations outside of North America accounted for approximately 63.4% of our consolidated net sales.

The net sales comparisons for the three- and nine-month periods were affected by the launch of the Uth skin care product in the fourth quarter of 2013 in North America and in remaining markets during 2014 and the implementation of the loyalty program in the third quarter of 2013. Under the terms of the loyalty program, customers have one year following the vesting of their loyalty points to redeem such points for products; otherwise, the loyalty points are forfeited. We anticipated the third quarter of 2014 would have a higher rate of redemptions and forfeitures than previous quarters because loyalty points earned and vested from the start of the program became subject to forfeiture in the third quarter of 2014. These two items affected net sales comparability as follows:

•	Net sales attributable to our Uth skin care product were $7.2 million and $11.5 million for the three and nine months ended September 30, 2014, respectively.

•	The loyalty program increased third quarter 2014 net sales by $1.9 million and decreased net sales for the nine months ended September 30, 2014 by $1.8 million, as compared to the same periods in 2013.

Excluding the effects on net sales of the Uth skin care product launch and the loyalty program, net sales would have increased by $2.1 million, or 5.0% for the three months ended September 30, 2014, and by $4.3 million, or 3.3%, for the nine months ended September 30, 2014, as compared to the same periods in 2013.

RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2014 and 2013 (in thousands, except percentages):

	2014		2013		Change from 2014 to 2013
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$55,635	100.0%	$44,432	100.0%	$11,203	25.2%
Cost of sales	10,304	18.5%	9,225	20.8%	1,079	11.7%
Gross profit	45,331	81.5%	35,207	79.2%	10,124	28.8%

Operating expenses:
Commissions and incentives	20,977	37.7%	19,640	44.2%	1,337	6.8%
Selling and administrative expenses	9,567	17.2%	8,497	19.1%	1,070	12.6%
Depreciation and amortization	441	0.8%	474	1.1%	(33)	(7.0)%
Other operating costs	6,149	11.1%	6,167	13.9%	(18)	(0.3)%
Total operating expenses	37,134	66.7%	34,778	78.3%	2,356	6.8%
Income from operations	8,197	14.7%	429	0.9%	7,768	1,810.7%
Interest income	25	0.0%	25	0.1%	0	0.0%
Other expense, net	(1,167)	(2.1)%	(275)	(0.6)%	(892)	324.4%
Income before income taxes	7,055	12.7%	179	0.4%	6,876	3,841.3%
Provision for income taxes	(1,947)	(3.5)%	(980)	(2.2)%	(967)	98.7%
Net income (loss)	$5,108	9.2%	$(801)	(1.8)%	$5,909	737.7%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	2014		2013		Change from 2014 to 2013
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$144,900	100.0%	$130,899	100.0%	$14,001	10.7%
Cost of sales	29,440	20.3%	25,616	19.6%	3,824	14.9%
Gross profit	115,460	79.7%	105,283	80.4%	10,177	9.7%

Operating expenses:
Commissions and incentives	57,727	39.8%	56,362	43.1%	1,365	2.4%
Selling and administrative expenses	26,389	18.2%	25,669	19.6%	720	2.8%
Depreciation and amortization	1,248	0.9%	1,699	1.3%	(451)	(26.5)%
Other operating costs	19,920	13.7%	18,919	14.4%	1,001	5.3%
Total operating expenses	105,284	72.7%	102,649	78.4%	2,635	2.6%
Income from operations	10,176	7.0%	2,634	2.0%	7,542	286.3%
Interest income	61	0.0%	29	0.0%	32	110.3%
Other expense, net	(1,311)	(0.9)%	(1,278)	(0.9)%	(33)	2.6%
Income before income taxes	8,926	6.2%	1,385	1.1%	7,541	544.5%
Provision for income taxes	(4,282)	(3.0)%	(758)	(0.6)%	(3,524)	464.9%
Net income	$4,644	3.2%	$627	0.5%	$4,017	640.7%

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

Three month period ended	September 30, 2014		September 30, 2013	Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	55.6	54.4	44.4	10.0	22.5%
Product	45.9	45.0	31.7	13.3	42.0%
Pack	7.8	7.5	10.9	(3.4)	(31.2)%
Other	1.9	1.9	1.8	0.1	5.6%
Deferred Revenue	12.8	12.8	5.3	7.5	141.5%
Gross Profit	45.3	44.3	35.2	9.1	25.9%
Income from Operations	8.2	7.6	0.4	7.2	1,800.0%

Nine month period ended	September 30, 2014		September 30, 2013	Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	144.9	144.7	130.9	13.8	10.5%
Product	117.7	117.7	108.0	9.7	9.0%
Pack	21.7	21.4	17.1	4.3	25.1%
Other	5.5	5.6	5.8	(0.2)	(3.4)%
Gross Profit	115.5	115.1	105.3	9.8	9.3%
Income from Operations	10.2	9.5	2.6	6.9	265.4%

Consolidated net sales by region for the three months ended September 30, 2014 and 2013 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Region	2014		2013
North America	$20.4	36.6%	$18.7	42.2%
Asia/Pacific	30.3	54.6%	22.0	49.5%
EMEA	4.9	8.8%	3.7	8.3%
Total	$55.6	100.0%	$44.4	100.0%

Consolidated net sales by customer location for the nine months ended September 30, 2014 and 2013 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Region	2014		2013
North America	$61.6	42.5%	$60.5	46.2%
Asia/Pacific	70.9	48.9%	59.7	45.6%
EMEA	12.4	8.6%	10.7	8.2%
Total	$144.9	100.0%	$130.9	100.0%

Net Sales

Consolidated net sales for the three months ended September 30, 2014 increased by $11.2 million, or 25.2%, to $55.6 million as compared to the same period in 2013. Consolidated net sales for the nine months ended September 30, 2014 increased by $14.0 million, or 10.7%, to $144.9 million as compared to the same period in 2013.

North American sales increased by $1.7 million, or 9.1%, to $20.4 million for the three months ended September 30, 2014 as compared to the same period in 2013. North American sales increased by $1.1 million to $61.6 million for the nine months ended September 30, 2014 as compared to the same period in 2013. For the three and nine months ended September 30, 2014, revenue and revenue per active associate and member increased while the number of associates decreased.  Net sales comparisons for both the three- and nine-month periods were affected by the Uth skin care product launch in the fourth quarter of 2013 and the implementation of the loyalty program in the third quarter of 2013 (see Current Economic Conditions and Recent Developments for additional information).  Excluding the effects on net sales of the Uth skin care product launch and the loyalty program, net sales in North America would have declined by $0.4 million, or 2.1%, for the three months ended September 30, 2014, and by $3.1 million, or 5.1%, for the nine months ended September 30, 2014, as compared to the same periods in 2013.

For the three and nine months ended September 30, 2014, our operations outside of North America accounted for approximately 63.4% and 57.8%, respectively, of our consolidated net sales, whereas in the same period in 2013, our operations outside of North America accounted for approximately 53.2% and 53.8%, respectively, of our consolidated net sales.

Asia/Pacific sales increased by $8.3 million, or 37.7%, to $30.3 million for the three months ended September 30, 2014.  In constant dollars, net sales would have been $28.9 million, or 31.4%. The currency impact was primarily due to appreciation of the Korean Won.  For the three months ended September 30, 2014, compared to the same period in 2013, the number of active associates and members increased and the revenue per active associate and member increased. Net sales comparisons for the third quarter were affected by the Uth skin care product launch during 2014 and the implementation of the loyalty program in the third quarter of 2013 (see Current Economic Conditions and Recent Developments for additional information). Excluding the effects on net sales of the Uth skin care product launch and the loyalty program, net sales in Asia/Pacific would have increased by $1.5 million, or 6.8%, for the third quarter 2014 as compared to the same period in 2013.

Asia/Pacific sales increased by $11.2 million, or 18.8%, to $70.9 million for the nine months ended September 30, 2014 as compared to the same period in 2013. In constant dollars, net sales would have increased 16.6% to $69.6 million; the currency impact was primarily due to appreciation of the Korean Won, partially offset by the depreciation of the Japanese Yen and Australian Dollar. For the nine months ended September 30, 2014, compared to the same period in 2013, the number of active associates and members increased and the revenue per active associate and member increased.  Net sales comparisons for the nine months ended September 30 were affected by the Uth skin care product launch during 2014 and the implementation of the loyalty program in the third quarter of 2013 (see Current Economic Conditions and Recent Developments for additional information).  Excluding the effects on net sales of the Uth skin care product launch and the loyalty program, net sales in Asia/Pacific would have increased by $5.5 million, or 9.2%, for the nine months ended September 30, 2014 as compared to the same period in 2013.

EMEA sales increased by $1.2 million, or 32.4%, to $4.9 million for the three months ended September 30, 2014 as compared to the same period in 2013.  In constant dollars, net sales for the three months ended September 30, 2014 would have increased 37.8% to $5.1 million; the currency impact was primarily due to the South African Rand.  These sales increases were due to increases in active members and associates.  Net sales comparisons for the third quarter were affected by the Uth skin care product launch during 2014 and the implementation of the loyalty program in the third quarter of 2013 (see Current Economic Conditions and Recent Developments for additional information).  Excluding the effects on net sales of the Uth skin care product launch and the loyalty program, net sales in EMEA would have increased by $1.0 million, or 27.0%, for the third quarter 2014 as compared to the same period in 2013.

EMEA net sales increased by $1.7 million, or 15.9%, to $12.4 million for the nine months ended September 30, 2014 as compared to the same period in 2013. In constant dollars, net sales for the nine months ended September 30, 2014 would have increased 25.2% to $13.4 million; the currency impact was primarily due to the South African Rand.  These sales increases were due to increases in active members and associates.  Net sales comparisons for the nine months ended September 30 were affected by the Uth skin care product launch during 2014 and the implementation of the loyalty program in the third quarter 2013 (see Current Economic Conditions and Recent Developments for additional information).  Excluding the effects on net sales of the Uth skin care product launch and the loyalty program, net sales in EMEA would have increased by $1.9 million, or 17.8%, for the nine months ended September 30, 2014 as compared to the same period in 2013.

Fluctuation in foreign currency exchange rates for the three months ended September 30, 2014 had an overall favorable impact on our net sales of approximately $1.2 million, as appreciation of the Korean Won was partially offset by depreciation of the Japanese Yen and South African Rand. For the nine months ended September 30, 2014, fluctuation in foreign currency exchange had an overall favorable impact on our net sales of approximately $0.2 million. Gains from a stronger Korean Won were offset by losses from a weaker Japanese Yen, Australian Dollar, and South African Rand. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the same periods ended September 30, 2013.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months		Change
	2014	2013	Dollar	Percentage
Consolidated product sales	$45.9	$31.7	$14.2	44.8%
Consolidated pack sales	7.8	10.9	(3.1)	(28.4)%
Consolidated other, including freight	1.9	1.8	0.1	5.6%
Total consolidated net sales	$55.6	$44.4	$11.2	25.2%

	Nine Months		Change
	2014	2013	Dollar	Percentage
Consolidated product sales	$117.7	$108.0	$9.7	9.0%
Consolidated pack sales	21.7	17.1	4.6	26.9%
Consolidated other, including freight	5.5	5.8	(0.3)	(5.2)%
Total consolidated net sales	$144.9	$130.9	$14.0	10.7%

Pack sales correlate to new associates who purchase starter packs and to continuing associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing associates and members because associates and members utilize products at different volumes.

Product Sales

Product sales for the three months ended September 30, 2014 increased $14.2 million or 44.8% from the same period in 2013 driven by a 22.7% increase in orders. The average order value for the three months ended September 30, 2014 was $182 as compared to $150 for the same period in 2013, and this increase in average order value resulted in increased revenue.

Product sales for the nine months ended September 30, 2014 increased by $9.7 million, or 9.0%, as compared to the same period in 2014 driven by a 7.8% increase in orders. The average order value for the nine months ended September 30, 2014 was $169, as compared to $152 for the same period in 2013, and this increase in order value resulted in increased revenue.

In our loyalty program, we defer the dollar equivalent in revenue of loyalty points until we recognize revenue for the points that are applied or forfeited (see Revenue Recognition and Deferred Commissions in Note 1). This quarter, as our customers are utilizing more loyalty points, we are able to recognize more revenue compared to the same period last year, and the difference resulted in a $1.9 million increase in revenue for the three months ending September 30, 2014. Last year, as we started the loyalty program, we deferred more revenue than we recognized for transactions subject to the program. At September 30, 2014, we deferred $12.8 million revenue, which is a $7.5 million increase from the same period last year (see Revenue Recognition and Deferred Commissions in Note 1).

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

The dollar amount of pack sales associated with new and continuing associates was as follows, for the three and nine months ended September 30 (in millions, except percentages):

	Three Months		Change
	2014	2013	Dollar	Percentage
New	$2.4	$2.9	$(0.5)	(17.2)%
Continuing	5.4	8.0	(2.6)	(32.5)%
Total	$7.8	$10.9	$(3.1)	(28.4)%

	Nine Months		Change
	2014	2013	Dollar	Percentage
New	$6.8	$6.8	$—	—%
Continuing	14.9	10.3	4.6	44.7%
Total	$21.7	$17.1	$4.6	26.9%

Total pack sales for the three months ended September 30, 2014 decreased by $3.1 million, or 28.4%, to $7.8 million, as compared to $10.9 million for the same period in 2013. Last year we modified the compensation plan, which incented third quarter sales. Average pack value for the three months ended September 30, 2014 was $201 as compared to $274 for the same period in 2013. During the three month period ended September 30, 2014, the total number of packs sold decreased by 900, or 2.3%, to 38,700.

Total pack sales for the nine months ended September 30, 2014 increased by $4.6 million, or 26.9%, to $21.7 million, as compared to $17.1 million for the same period in 2013. Average pack value for the nine months ended September 30, 2014 was $230, as compared to $198 for the same period in 2013. The total number of packs sold increased by 8,400, or 9.7%, to 94,600.

Recruiting increased 0.7% in the third quarter of 2014 as compared to the third quarter of 2013. The number of new independent associates and members for the third quarter of 2014 was approximately 29,000, as compared to 28,800 in 2013.

The approximate number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended September 30, 2014 and 2013 were as follows:

	2014		2013
New	113,000	48.3%	109,000	46.0%
Continuing	121,000	51.7%	130,000	54.0%
Total	234,000	100.0%	239,000	100.0%

During 2013 and continuing into 2014, we took the following actions to recruit and retain associates and members:

•	explored new international markets;

•	launched an aggressive marketing and educational campaign;

•	continued to strengthen compliance initiatives;

•	concentrated on publishing results of research studies and clinical trials related to our products;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition; and

•	implemented changes to our global associate career and compensation plan.

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

For the three months ended September 30, 2014, other sales increased by $0.1 million, or 5.6%, to $1.9 million, as compared to $1.8 million for the same period in 2013 as increases in freight and shipping and other miscellaneous sales were offset by decreases in event revenue. Other sales for the nine months ended September 30, 2014 decreased by $0.3 million, or 5.2%, to $5.5 million, as compared to $5.8 million for the same period in 2013. The decrease was primarily due to rising sales returns and a decrease in Success Tracker sales and event revenue.

Gross Profit

During the three months ended September 30, 2014, gross profit increased by $10.1 million, or 28.8%, to $45.3 million, as compared to $35.2 million for the same period in 2013 primarily due to increasing sales. For the three months ended September 30, 2014, gross profit as a percentage of net sales increased to 81.5%, as compared to 79.2% for the same period in 2013.

For the nine months ended September 30, 2014 and 2013, gross profit was $115.5 million and $105.3, respectively; the increase is primarily due to revenue growth. For the nine months ended September 30, 2014, gross profit as a percentage of net sales decreased to 79.7%, as compared to 80.4% for the same period in 2013.

Last year we enhanced pack value for the customer, which resulted in a smaller gross margin and stimulated sales.

Commission and Incentives

Commission and incentives costs for the three months ended September 30, 2014 increased by $1.4 million, to $21.0 million, as compared to $19.6 million for the same period in 2013. Commission and incentives costs for the nine months ended September 30, 2014 increased $1.3 million to $57.7 million, compared to $56.4 million for the same period in 2013. The increase in commissions and incentives was due to the increase in commissionable net sales.

For the three months ended September 30, 2014, commissions as a percentage of net sales decreased to 36.1% from 42.3% for the same period in 2013. For the nine months ended September 30, 2014, commissions as a percentage of net sales decreased to 38.2% from 40.8% for the same period in 2013.

For the three months ended September 30, 2014, the costs of incentives as a percentage of net sales decreased to 1.6% from 1.8% for the same period in 2013. For the nine months ended September 30, 2014, the costs of incentives as a percentage of net sales decreased to 1.6%, as compared to 2.3% for the same period in 2013.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended September 30, 2014, selling and administrative expenses increased by $1.1 million, or 12.6%, to $9.6 million, as compared to $8.5 million for the same period in 2013 due to increased payroll and marketing costs. Selling and administrative expenses as a percentage of net sales for the three months ended September 30, 2014 decreased to 17.2% from 19.1% for the same period in 2013 due to growing revenue.

For the nine months ended September 30, 2014, selling and administrative expenses increased by $0.7 million, or 2.8%, to $26.4 million, as compared to $25.7 million for the same period in 2013 due to increases in marketing costs and stock-based compensation. Selling and administrative expenses as a percentage of net sales for the nine months ended September 30, 2014 decreased to 18.2% from 19.6% for the same period in 2013.

Other Operating Costs

Other operating costs include travel, accounting, legal and consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with changes in our net sales.

For the three months ended September 30, 2014, other operating costs decreased 0.3% to $6.1 million, as decreases in travel costs were offset by increases in credit card processing fees and office expense. For the three months ended September 30, 2014, other operating costs as a percentage of net sales decreased to 11.1% from 13.9% for the same period in 2013 as revenue grew. For the nine months ended September 30, 2014, other operating costs increased by $1.0 million to $19.9 million, compared to $18.9 million for the same period in 2013, as increases in credit card processing fees and office expenses were offset by decreases in travel. For the nine months ended September 30, 2014, other operating costs as a percentage of net sales decreased to 13.7% from 14.4% for the same period in 2013 as revenue grew.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2014 decreased to $0.4 million, as compared to $0.5 million for the same period in 2013. As a percentage of net sales, depreciation and amortization expense was 0.8%, as compared to 1.1% for the same period in 2013.

Depreciation and amortization expense for the nine months ended September 30, 2014 decreased to $1.2 million, as compared to $1.7 million for the same period in 2013. As a percentage of net sales, depreciation and amortization expense was 0.9%, as compared to 1.3% for the same period in 2013.

Other Expense, Net

Other expense, net primarily consists of foreign currency gains and losses related to the remeasurement of our foreign subsidiaries’ assets, liabilities, revenues, and expenses to the United States Dollar and revaluing monetary accounts in the United States, Switzerland, Japan, Republic of Korea, Taiwan, Norway, Sweden, and Mexico using current and weighted-average currency exchange rates. Net foreign currency transaction gains and losses are the result of the United States dollar fluctuating in value against foreign currencies.

Other expense, net for the three months ended September 30, 2014 was ($1.2) million, as compared to other income (expense), net of ($0.3) million for the same period in 2013. Other income (expense), net for the nine months ended September 30, 2014 was ($1.3) million, as compared to other income (expense), net of ($1.3) million for the same period in 2013.

Provision for Income Taxes

Provision for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows for the three and nine months ended September 30:

Country	2014	2013
Australia	30.0%	30.0%
Canada	26.5%	26.5%
Denmark	24.5%	25.0%
Japan	37.1%	39.4%
Mexico	30.0%	30.0%
Norway	27.0%	28.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	21.0%	23.0%
United States	37.5%	37.5%
Cyprus	12.5%	12.5%
Hong Kong	16.5%	16.5%
Ukraine	18.0%	19.0%
Gibraltar	10.0%	—%

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

For each of the periods ended September 30, 2014 and December 31, 2013, we maintained the following valuation allowances for deferred tax assets as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met (in millions):

Country	September 30, 2014	December 31, 2013
Mexico	$2.9	$2.7
Norway	0.2	0.2
Sweden	0.1	0.1
Switzerland	—	0.2
Taiwan	1.2	1.2
Ukraine	0.1	0.1
United States	0.7	0.8
Total	$5.2	$5.3

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three and nine months ended September 30, 2014, our effective tax rate was 27.6% and 48.0% respectively, as compared to 548.3% and 54.7% for the same periods in 2013, respectively. For the three and nine months ended September 30, 2014 and 2013, the Company’s effective income tax rate was determined based on the estimated annual effective income tax rate.

For the nine months ended September 30, 2014, the effective tax rate was higher than what would have been expected if the federal statutory rate was applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets, US federal tax on deemed foreign dividend distribution, and subpart F income resulting from controlled foreign corporation operations.

To supplement our financial results presented in accordance with GAAP, we reconcile from the federal statutory income tax rate to the effective tax rate (a GAAP financial measure), which we believe provides investors an additional perspective on trends related to our taxes.

Effective tax rate
	Three months ended September 30,		Nine months ended September 30
	2014	2013	2014	2013
Federal statutory income taxes	35.0%	35.0%	35.0%	35.0%
State income taxes	4.9%	7.1%	4.0%	2.7%
Difference in foreign and US tax on foreign operations	(22.0)%	200.0%	(14.3)%	49.4%
Uncertain tax positions	(0.6)%	59.5%	0.5%	7.8%
NOL and charitable valuation	2.2%	168.6%	6.4%	28.6%
Intercompany dividend	—%	—%	4.7%	—%
IRS settlement	—%	—%	—%	(74.1)%
Other	8.1%	78.1%	11.7%	5.3%
Effective tax rate	27.6%	548.3%	48.0%	54.7%

The effective tax rate declined during the three and nine months ended September 30, 2014 as compared to the same periods in 2013, due to profitability improvements on a consolidated basis across regions.

The effective tax rates for the three months ended September 30, 2014 were lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rate included favorable rate differences from foreign jurisdictions as the overall profitability improved during this period.

The effective tax rates for the nine months ended September 30, 2014 were higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets and subpart F income resulting from controlled foreign corporation operations. In addition, in the second quarter 2014, it was determined a deemed intercompany dividend had occurred in 2012 and 2013 related to an intercompany working capital loan that originated in 2012; the Company recorded the expense, which is not material to the financial statements for the year. We have not initiated any further intercompany transactions like the 2012 transaction, nor do we anticipate the need for further transactions of this type

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2014, our cash and cash equivalents increased by 57.8%, or $11.8 million, to $32.2 million from $20.4 million as of December 31, 2013. Our restricted cash balance increased during the period ended September 30, 2014 by $3.1 million to $8.9 million from $5.8 million. Fluctuations in currency rates produced an increase of $0.5 million in cash and cash equivalents.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion. The quarterly cash dividend has been suspended since August 2009. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2014, our working capital increased by $0.2 million to $13.8 million from $13.6 million at December 31, 2013. The increase in working capital is primarily related to the increase in cash, offset by the increase in taxes payable. Our working capital is also significantly impacted by deferred revenue and deferred costs (see Revenue Recognition and Deferred Commissions in Note 1: Organization and Summary of Significant Accounting Policies of the unaudited consolidated financial statements).

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30 (in millions):

Provided by (used in):	2014	2013
Operating activities	$14.5	$7.0
Investing activities	$(2.2)	$(0.5)
Financing activities	$(1.0)	$(1.1)

Operating Activities

Cash provided by operating activities was $14.5 million for the nine months ended September 30, 2014, as compared to cash provided by operating activities of $7.0 million for the same period in 2013. Operating cash flow improved on growing earnings. The improvement in operating cash flow is also due to the increases in taxes payable and by deferred revenue and deferred costs. We defer certain components of our revenue and commission expense as discussed in Revenue Recognition and Deferred Commissions in Note 1 Organization and Summary of Significant Accounting Policies. We defer the recognition of revenue on payments received and related commission expenses on payments made. Payments received related to the revenue deferral were a source of $6.5 million cash for the nine months ended September 30, 2014, as compared to $3.8 million for the same period in 2013. Commission payments related to the expense deferral used $2.4 million in cash for the nine months ended September 30, 2014, as compared to $1.7 million for the same period in 2013.

Investing Activities

For the nine months ended September 30, 2014 and 2013, we invested cash of $2.2 million and $0.5 million, respectively. During the nine months ended September 30, 2014, we invested $0.7 million in leasehold improvements in our Korean offices and training centers, and we invested $1.5 million for computer hardware and software.

Financing Activities

For the nine months ended September 30, 2014 and 2013, we used $1.1 million to repay capital lease obligations. We received approximately $0.1 million in proceeds from stock options exercised during the nine months ended September 30, 2014.

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

Long Term Liquidity

We believe our positive cash flows from operations should be adequate to fund our normal expected future business operations and possible international expansion costs for the long term. As our primary source of liquidity is from our cash flow from operations, this will be dependent on our ability to maintain and increase revenue and/or continue to reduce operational expenses.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of September 30, 2014, for the years ending December 31 (in thousands):

	Remaining 2014	2015	2016	2017	2018	2019	Thereafter	Total
Capital lease obligations and other financing	$382	$729	$448	$319	$133	$—	$—	$2,011
Purchase obligations(1) (2)	4,374	1,200	300	—	—	—	—	5,874
Operating leases	480	1,654	1,316	1,175	556	—	—	5,181
Post-employment royalty	43	25	—	—	—	—	—	68
Employment agreements	179	536	—	—	—	—	—	715
Royalty agreement	21	66	—	—	—	—	—	87
Tax liability (3)	38	33	254	456	—	—	—	781
Other obligations(4)	87	281	258	100	48	74	732	1,580
Total commitments and obligations	$5,604	$4,524	$2,576	$2,050	$737	$74	$732	$16,297

(1)	For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)	Excludes approximately $9.7 million of finished product purchase orders that may be cancelled or delivery dates changed as of Sept. 30, 2014.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 3 "Income Taxes" to our consolidated financial statements.
(4)	Other obligations are composed of severance and pension obligations (approximately $1.2 million) and lease restoration obligations (approximately $0.4 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2014:

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2014, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at September 30, 2014
Computer hardware and software	3 to 5 years	$0.6	million
Leasehold improvements	2 to 10 years(1)	1.6	million
Office furniture and equipment	5 to 7 years	0.5	million
Automobiles	3 to 5 years	0.1	million
Construction in Progress (CIP)		1.3	million
Total net carrying value at September 30, 2014		$4.1	million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the nine months ended September 30, 2014.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of September 30, 2014, we recorded $0.1 million in taxes payable and $0.7 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority.   Additionally, we may be requested to extend the statute of limitations for tax years under audit, which may cause the classification between current and long-term to change.  We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2014, we maintained a valuation allowance for deferred tax assets arising from our operations of $5.2 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.  In addition, as of September 30, 2014, we had deferred tax assets, after valuation allowance, totaling $6.4 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the nine months ended September 30, 2014, our assumptions and estimates used for the calculated fair value of stock options granted in 2014 were as follows:

	February 2014 Grant	April 2014 Grant	May 2014 Grant
Estimated fair value per share of options granted:	$12.09	$10.60	$9.02
Assumptions:
Annualized dividend yield	—%	—%	—%
Risk-free rate of return	1.4%	1.5%	1.3%
Common stock price volatility	80.2%	80.5%	79.8%
Expected average life of stock options (in years)	4.5	4.5	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of September 30, 2014, using our current assumptions and estimates, we anticipate recognizing $0.8 million in gross compensation expense through 2018 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. Gross compensation expense would equal the calculated fair value of such stock options, which is dependent on the assumptions used to calculate such fair value, but has historically ranged between 34% to 69% of the exercise price multiplied by the number of stock options awarded. As of September 30, 2014, we had 136,870 shares available for grant in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See “Recent Accounting Pronouncements” in Note 8 of the Notes to our Unaudited Consolidated Financial Statements, which is incorporated herein by reference.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America (Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Sweden, Switzerland, the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2014 were as follows:

Country (foreign currency name)	Low	High	Average	Spot
Australia (Dollar)	0.86880	0.94590	0.91858	0.87270
Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland (Euro)	1.26870	1.39240	1.35624	1.26870
Canada (Dollar)	0.88900	0.94100	0.91469	0.89630
Czech Republic (Koruna)	0.04610	0.05091	0.04935	0.04610
Denmark (Krone)	0.17040	0.18660	0.18181	0.17050
Hong Kong (Dollar)	0.12880	0.12900	0.12896	0.12880
Japan (Yen)	0.00914	0.00988	0.00972	0.00914
Mexico (Peso)	0.07417	0.07786	0.07630	0.07417
New Zealand (Dollar)	0.77860	0.88270	0.84733	0.77860
Norway (Krone)	0.15500	0.16980	0.16386	0.15500
Republic of Korea (Won)	0.00092	0.00100	0.00096	0.00096
Singapore (Dollar)	0.78150	0.80750	0.79554	0.78470
South Africa (Rand)	0.08882	0.09726	0.09343	0.08882
Sweden (Krona)	0.13760	0.15750	0.15013	0.13780
Switzerland (Franc)	1.05120	1.14660	1.11355	1.05120
Taiwan (Dollar)	0.03262	0.03430	0.03319	0.03284
United Kingdom (British Pound)	1.60980	1.71620	1.66982	1.62410

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See “Litigation” in Note 7 of the Notes to our Unaudited Consolidated Financial Statements, which is incorporated herein by reference.

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

MANNATECH, INCORPORATED

Dated: November 4, 2014	By:	/s/ Robert A. Sinnott
Robert A. Sinnott
Chief Executive Officer and Chief Science Officer
(principal executive officer)

Dated: November 4, 2014	By:	/s/ S. Mark Nicholls
S. Mark Nicholls
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28.1998
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, dated August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Mannatech, Incorporated 2008 Stock Incentive Plan, as amended May 28, 2014.	S-8	333-197400	4.4	July 14, 2014
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

*	Filed herewith.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.