Form 10-K
period 2014-12-31
MANNATECH INC
filed 2015-03-10
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the Registrant was $32,487,575 based on the closing sale price of $12.14, as reported on the NASDAQ Global Select Market.

The number of shares of the Registrant’s common stock outstanding as of February 27, 2015 was 2,676,077 shares.

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

Overview

Mannatech is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). We conduct our business as a single operating segment and primarily sell our products and packs through a network of independent associates and members. As of December 31, 2014, we had approximately 230,000 active independent associates and members who had purchased our products and packs within the last 12 months.

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

Business Segment, Products and Product Development

Business Segment. We conduct our business as a single operating segment – primarily through sales of nutritional supplements, skin care  and anti-aging products, and weight management and fitness products through network marketing distribution channels in twenty-four countries. For more information with respect to the financial results and conditions of our business segment, including financial information about geographic areas, see Note 16 to our Consolidated Financial Statements, Segment Information.

Products. Scientists have discovered that a healthy body consists of many sophisticated components working in harmony to achieve optimal health and wellness and requires cellular communication to function at an optimal level. Scientists also discovered that there are more than 200 monosaccharides that form naturally. Specific monosaccharides are considered vital components for cellular communication in the human body.  Furthermore, scientists discovered that these monosaccharides attach themselves to certain proteins, which then form a molecule called glycoprotein. Harper’s Biochemistry, a leading and nationally recognized biochemistry reference, has recognized that these molecules are found in human glycoproteins, and are believed to be essential in helping to promote and provide effective cell-to-cell communication in the human body.

The history of our proprietary ingredients and products is as follows:

•	In 1994, we developed and began selling our first products containing Manapol® powder, an ingredient formulated to support cell-to-cell communication.

•	In 1996, we enhanced our products based on the study of glycoproteins and our scientists developed our own proprietary compound, Ambrotose® complex, which we patented. Our Ambrotose® complex is a blend of polysaccharides (composed of monosaccharides) that helps provide support for the immune system.

•	In 2001, we broadened our proprietary ingredients by developing the Ambroglycin® blend, a balanced food-mineral matrix which helps deliver nutrients to the body and which is used in our proprietary Catalyst™ and Glycentials® vitamin/mineral supplements.

•	In 2004, we introduced our proprietary blend of antioxidant nutrients, MTech AO Blend® ingredient, which is used in our proprietary antioxidant Ambrotose AO® product.

•	In 2006, we introduced a unique blend of plant-based minerals, natural vitamins, and standardized phytochemicals for use in our proprietary PhytoMatrix® product. We also introduced a compound used in reformulated Advanced Ambrotose® complex. This compound allows a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe to be produced in a stable powdered form.

•	In 2007, we introduced into the United States market our skin care and anti-aging line of products that supports skin’s natural texture, beauty, and elasticity. We also launched our PhytoMatrix® caplets, Advanced Ambrotose® capsules and Manna•Bears™ supplement into international markets.

•	In 2008, we introduced a proprietary proteolytic enzyme and phytosterol dietary supplement that supports the body’s natural recovery processes associated with physical activity in our BounceBack™ capsules. We also introduced a proprietary version of whey protein peptide technology that assists targeted fat loss when combined with exercise and a healthy diet in our OsoLean™ powder.

•	In 2009, we introduced our Omega-3, which features EPA/DHA essential acids, PhytoBurst™ Nutritional Chews formulated with vitamins, minerals, and phytonutrients from food-sourced ingredients, and GI-ProBalance™ Slimstick, which is a synbiotic digestive product containing probiotics, prebiotics, and digestive enzymes. In addition, we improved our Ambrotose® products to include beta-Carotene.

•	In 2010, we launched our Mannatech LIFT™ Skin Care System, which is paraben-free and formulated to give skin a more natural youthful appearance.

•	In 2011, we introduced our reformulated version of our Omega-3 supplement, which now includes Vitamin D3 and features EPA/DHA essential acids. We expanded several previously launched products from our domestic line to our international markets.

•	In 2012, we launched our NutriVerus™ powder, a single product that features all of our core scientific technologies at a very affordable price. This unique, ground-breaking product combines our core glyconutrient technologies with vitamins, minerals, antioxidants and stabilized rice bran, all based on Real Food Technology solutions.

•	In 2013, we launched Ūth™ skin cream, a breakthrough in anti-aging that incorporates Mannatech’s glyconutrient technology along with a microsphere delivery system that supports more thorough delivery of the active ingredients to all levels of the skin.

•	In 2014, we launched GlycoBoom Advanced Immune Support Supplement, packed with nutrients that are designed to support the body’s natural defenses.

Mannatech offers products based on Real Food Technology solutions, an approach that offers standardized amounts of nutrients sourced from real foods and plants. We focus on producing products that are from all-natural sources. There are three major categories of our products:

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

Skin Care and Anti-Aging, which offers several products formulated with more than 30 botanical ingredients that are designed to give the skin a more natural youthful appearance by moisturizing, hydrating and reducing the appearance of fine lines and wrinkles. In addition, we added our ŪthTM skin rejuvenation crème to our skin care and anti-aging line.

The following table summarizes our products by category:

Product Category	Representative Products
Health
Ambrotose® complex, Ambrotose AO®, Advanced Ambrotose®, PhytoMatrix®, MannaBears™, Catalyst™, PLUS™, Manna-C™, CardioBALANCE®, ImmunoSTART®, BounceBack®, MannaCLEANSE™, PhytAloe®, GI-Zyme®, Omega-3 with Vitamin D3, PhytoBurst™ Nutritional Chews, NutriVerus™, Optimal Support Packets, GI Pro Balance™ Slimstick, and GlycoBOOMTM Slimsticks.

Weight and Fitness	OsoLean™, GlycoSlim®, AmbroStart®, SPORT™, and EM·PACT®.
Skin Care and Anti-Aging	Emprizone®, FIRM with Ambrotose®, LIFT™ Exfoliating Facial Cleanser, LIFT™ Multiphase Serum, LIFT™ Day Moisturizer, LIFT™ Night Repair Crème, Ūth Skin Rejuvenation Crème, and LIFT™ Body Lotion.

A significant portion of our revenue is derived from NutriVerus, Ūth TM Skin Rejuvenation, and our core Ambrotose® complex products which include the Ambrotose® products and Advanced Ambrotose® products. Product revenue from these products were as follows for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	2014		2013
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$63,791	33.6%	$59,894	33.7%
Ambrotose®	10,895	5.7%	10,939	6.2%
Ūth TM Skin Rejuvenation	13,431	7.1%	2,406	1.4%
NutriVerus	10,530	5.5%	10,964	6.2%
Total	$98,647	51.9%	$84,203	47.5%

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

Direct Selling/Network Marketing Channel

Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. Direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2013 approximately 96 million global direct sellers collectively generated annual retail sales of $178.5 billion.

Operating Strengths

1.	High-Quality, Innovative, Proprietary Products. We base our product concept on the scientific belief that certain glyconutrients, also known as monosaccharides, are essential for maintaining a healthy immune system. We believe the addition of effective nutritional supplements to a well-balanced diet, coupled with an effective exercise program, will enhance and help maintain optimal health and wellness. We focus on producing products that are from all-natural sources with no synthetic or chemically derived additives. We formulate our products with predominately naturally-occurring, plant-derived, carbohydrate-based, safe ingredients that are designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness, rather than developing common synthetic, carbohydrate-based products.

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

Research and development costs – relating to new product development, enhancement of existing products, clinical studies and trials, FDA compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees – were approximately $1.6 million for each of the years ended December 31, 2014 and 2013.

3.	Quality Assurance Program. Mannatech uses only qualified manufacturing contractors to produce, test, and package our finished products. These contractors must be compliant and current with required certifications and they must strictly adhere to our own quality standards for all markets. Certifications and guidelines that our contract manufacturers are required to carry and/or follow include:

•	the FDA’s current Good Manufacturing Practices for manufacturing, packaging, labeling, and holding of dietary supplements;

•	the FDA’s Good Manufacturing Practices for human food;

•	the requirements of the Natural Health Products Directorate of Canada;

•	the Korean Food and Drug Administration;

•	certification by the Therapeutic Goods Administration of Australia, when necessary;

•	the European Union’s Food Supplement Directive and Nutrition and Health Claims Regulations, as well as individual member state legislation;

•	the Taiwan Food and Drug Administration;

•	the Japan Ministry of Health Labor and Welfare;

•	the Singapore Health Sciences Authority;

•	the South African Department of Health and Medicines Control Council; and

•	the Hong Kong Food and Environmental Hygiene Department and Department of Health Drug Office.

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

To further ensure product quality, we seek qualified independent organizations to conduct further product testing.  To date, numerous products have been tested, and:

•	ten products are certified according to the NSF/ANSI 173 Dietary Supplement Standard—the only American National Standard for dietary supplements. This certification ensures that this product contains only the ingredients indicated on the label and is free of impurities, and that Good Manufacturing Practices were used in the manufacturing facility; and

•	twenty-six products have been tested and confirmed to be gluten-free by Covance Laboratories.

4.	High-Caliber, Industry-Leading Independent Associates. Our global team of independent associates is comprised of dedicated, hard-working, high-caliber individuals, many of whom have been associated with the network marketing industry for decades and have been loyal to us since our beginning in 1993. To capitalize on their wealth of knowledge and experience, we sponsor a panel of independent associates, called the “North American Associate Advisory Council” (the “Advisory Council”), which helps identify and effectively relay the needs of our independent business-building associates to us. The members of the Advisory Council are elected by their peers and serve a three-year term. The Advisory Council meets periodically with our team of senior management to recommend changes, discuss issues, and provide new ideas or concepts, including a full spectrum of innovative ideas for additional quality-driven nutritional supplements aimed at maintaining optimal health and wellness.

5.	Support Philosophy for Our Independent Associates and Members. We are fully committed to providing the highest level of support services to our independent associates and members and believe that we meet expectations and build customer loyalty through the following:

•	offering highly-personalized and responsive customer service;

•	offering a satisfaction guarantee product return policy;

•	providing comprehensive corporate websites (www.mannatech.com, www.allaboutmannatech.com, www.mannatechscience.org and www.mannathink.com), that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools;

•	maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and downline organization reporting for our independent associates at minimal costs;

•	offering, in the United States and Canada, an effective compilation of online marketing and training tools, including MannaPages, MannaSocial, MannaTracker, and our Navig8 Global Business System;

•	offering updated training/orientation and compliance programs for our independent associates;

•	providing strategically based distribution fulfillment centers to ensure products are shipped on time and at minimal cost;

•	inviting customer input on innovative product ideas, which is gathered and tabulated on www.mannathink.com; and

•	sponsoring marketing events, designed to provide information, education, and motivation for our dedicated business-building associates and to help stimulate business development. These events provide an interactive venue for introducing new products and services and allow interaction between our management teams, outside researchers, and independent associates.

6.	Flexible Operating Strategy. We believe efficiency, focus, and flexibility are paramount to our operations. For over a decade, we have contracted with third parties to supply and manufacture our proprietary raw materials and products, which we believe allows us to minimize capital expenditures, capitalize on such parties’ expertise, and build additional resources for strategic alliances in the areas of distribution and logistics, product registration, and export requirements. By contracting with various suppliers and manufacturers and by outsourcing distribution for all of our operations, we believe we can quickly adapt operations to current demands in a timely, efficient, and cost-effective manner. We monitor the performance of our third party contractors to ensure they maintain a high quality of service. In addition, we identify alternative sources for our raw materials suppliers and finished goods manufacturers to help prevent any risk of interruption in production should any existing contractors become unable to perform satisfactorily.

7.	Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. At December 31, 2014 our Board of Directors is composed of seven directors, including five independent directors. We believe our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

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

Intellectual Property

Trademarks. We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2014, we had 29 registered trademarks in the United States and six trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2014, we had 385 registered trademarks in 41 countries and 52 trademark applications pending in nine foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.

Patents. The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2014, we had 51 patents for technology related to our Ambrotose® formulation, five of which are in the United States and the remainder of which are in 32 foreign jurisdictions.  Overall, as of December 31, 2014, 100 patents have been issued, granted and validated to Mannatech in major global markets for the technology relating to our Ambrotose®, Ambrotose AO®, GI-ProBalance™, and PhytoMatrix® product formulations, as well as in the field of biomarker assays. Currently, we have 51 patent applications pending in various jurisdictions relating to the technology supporting the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.

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

Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of new innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 230,000 active independent associates and members purchasing our products or packs during the 12 months ended December 31, 2014, and we had approximately 245,000 active independent associates and members purchasing our products or packs during the 12 months ended December 31, 2013. We have a loyalty program through which consumers earn loyalty points from qualified automatic orders, which can be applied to future purchases.

Independent Associate Development. Network marketing consists of enrolling individuals who build a network of independent associates, members, and retail customers who purchase products. We support our independent associates by providing an array of support services that can be tailored to meet individual needs, including:

•	offering educational meetings and corporate-sponsored events that emphasize business-building and compliance related information;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;

•	providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;

•	maintaining an efficient decentralized ordering and distribution system;

•	providing highly personalized and responsive order processing and customer service support accessible by multiple communication channels including telephone, Internet, or e-mail;

•	offering 24-hour, seven days a week access to information and ordering through the Internet;

•	offering Success TrackerTM, a customized business-building genealogy system, which contains graphs, maps, alerts, reports, and web video conferencing for our independent associates;

•	offering, in the United States and Canada, a compilation of online marketing and training tools, including MannaPages, MannaSocial, MannaTracker, and our Navig8 Global Business System; and

•	providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment.

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

Our global associate career and compensation plan consists of ten independent associate achievement levels; from lowest to highest, these include regional, national, senior national, executive, senior executive, presidential, bronze, silver, gold, and platinum. These achievement levels are determined by the growth and volume of the independent associates’ direct and indirect commissionable net sales, as well as expanding their networks, which are all assigned a point volume. Promotional materials and training aids are not assigned a point volume. This point volume system, referred to as our global seamless downline structure, allows independent associates to build their network by expanding their existing downlines into all international markets. Our global associate career and compensation plan is intended to comply with all applicable governmental regulations that govern the various aspects of payments to independent associates in each country.

Based upon our knowledge of industry-related network marketing compensation plans, we believe our global associate career and compensation plan remains strong in the industry and is currently among the most financially rewarding plans offered. Together, our commissions and incentives range approximately from 39% to 43% of our consolidated net sales.

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

Our global associate career and compensation plan identifies and pays 18 types of commissions to our qualified independent associates, which are based on the following:

•	generating product sales from an independent associate’s global downline to earn certain achievement levels;
•	enrolling new independent associates or members who place a product order;
•	obtaining certain achievement levels and enrolling other independent associates who place qualifying orders;
•	obtaining and developing certain achievement levels within their downline organizations to qualify for additional bonuses; and
•	various other incentive programs.

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

Government Regulations

Domestic Regulations. In the United States, governmental regulations, laws, administrative determinations, court decisions, and similar legal requirements at the federal, state, and local levels regulate companies such as ours and network marketing activities. Such regulations address, among other things:

•	direct selling and network marketing systems;
•	transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;
•	taxation of independent associates and requirements to collect taxes and maintain appropriate records;
•	how a company manufactures, packages, labels, distributes, imports, sells, and stores products;
•	product ingredients;
•	product claims;
•	advertising; and
•	the extent to which companies may be responsible for claims made by independent associates.

The following governmental agencies regulate various aspects of our business and our products in the United States:

•	the Food and Drug Administration (the “FDA”);
•	the Federal Trade Commission (the “FTC”);
•	the Consumer Product Safety Commission;
•	the Department of Agriculture;
•	the Environmental Protection Agency;
•	the United States Postal Service;
•	state attorney general offices; and
•	various agencies of the states and localities in which our products are sold.

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

In certain markets, including the United States, specific claims made with respect to a product may change the regulatory status of a product. For example, a product sold as a dietary supplement but marketed as a treatment, prevention, or cure for a specific disease or condition would likely be considered by the FDA or other regulatory bodies as unapproved and thus an illegal drug. To maintain the product’s status as a dietary supplement, its labeling and marketing must comply with the provisions in DSHEA and the FDA’s extensive regulations. As a result, we have procedures in place to promote and assure compliance by our employees and independent associates related to the requirements of DSHEA, the Act, and various other regulations.

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

International Regulations. We are also subject to extensive regulations in each country in which we operate. Currently we sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom);  and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). Some of the country-specific regulations include the following:

•	the National Provincial Laws, Natural Health Product Regulations of Canada, and the Federal Competition Act in Canada;

•	the Therapeutic Goods Administration and the Trade Practices Act in Australia;

•	federal and state regulations in Australia;

•	national regulations including the Local Trading Standards Offices in the United Kingdom;

•	regulations from the Ministry of International Trade and Industry in Japan;

•	regulations from the Commerce Commission and the Fair Trade Act of 1993 in New Zealand;

•	the Fair Trade Commission, which oversees the Door to Door Sales Act and the Health and Functional Food Act enforced by the Korea Food and Drug Administration in the Republic of Korea;

•	the Fair Trade Law, which is enforced by the Taiwan Fair Trade Commission and the Administration of Food Hygiene, Health Food Products Administration Act enforced by the Taiwan Department of Health;

•	the Danish Health Board, the Danish Marketing Practice Act, the Danish Consumer Ombudsman, the Danish Executive Order on Dietary Supplements, the Guidelines for food supplements, and the Danish Act on Foodstuffs in Denmark;

•	the German Unfair Competition Act, German Regulation on food supplements, and German Law on food and feed;

•	regulations governing business practices in South Africa;

•	the Consumer Protection Act, the Sale of Food Act, and various regulations that are governed by the Ministry of Trade and Industry in Singapore;

•	the Austrian Trade Law (1994), the Food Safety and Consumer Protection Law (2006), and the Food Code in Austria;

•	the Food and Consumer Products and the Unfair Trade Practices Act, Door to Door Selling Act and Provisions of the General Dutch Civil Code relating to terms and conditions and misleading advertising in the Netherlands;

•	the Consumer Sales Act, Marketing Practices Act, Distance and Doorstep Sales Act, the Product Liability Act, Product Safety Act, the Companies Act and the Food Act in Sweden;

•	the Law on Marketing and Contract Conditions, the Law on Repentance Right, the Statutory Order on Self Inspection of Food Provisions, the Law on Food products and Food Safety, and various guidelines from the Norwegian Consumers Agency on telephone selling and internet marketing, in Norway;

•	the Health Law and various Official Mexican Standards, the consumer protection law, the Mexican Corporate law, the Foreign Investment Law, the Federal Labor law in Mexico, as well as various municipal and state regulations and codes;

•	various Business, Civil, and Labor Codes in the Czech Republic as well as the Consumer Protection Act, and regulations and edicts of various government agencies such as The Ministry of Health, National Institute of Public Health, State Institute of Drug Control and the Czech Agriculture and Food Inspection Authority;

•	the Consumer Protection Act in Estonia, and in the area of food supplements the Veterinary and Food Board also enforces local legislation including Estonia Food Act and Medicine Act;

•	the Finnish Food Act, the Finnish Food Packaging and Consumer Protection Acts, Act on Unfair Business Practice Act, Decrees and other regulations in Finland;

•	the Consumer Protection Act of 2007, the Distance Selling Regulations Act of 2001 in Ireland;

•	various European Union (“EU”) regulations and pronouncements, subject to local statutes and regulations, address both our selling activities and the sale of food supplements in EU member nations, including, primarily, the EU Food Supplement Directive (2002/46/EC) and Nutrition and Health Claims Regulations (2006/1924/EC);

•	the Food and Drugs (Composition and Labeling) Regulations, the Pyramid Schemes Prohibition Ordinance, the Personal Data (Privacy) Ordinance, and the Import and Export Ordinance in Hong Kong; and

•	the Retail Trade Act of January 15, 1996, regulating both multi-level marketing (article 22) and pyramid sales (article 23), and Spanish Law 1/2007 on Consumer Protection (“Spanish Consumers Act”), regulating consumer protection, including warranties and product liability, in Spain.

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

In South Africa, the Consumer Affairs Act 1988, the Competition Act 1998, and the Advertising Standards Authority Code of Advertising Practice (a voluntary code enforced by the media) govern business practices. The products are classified as complementary medicines for which there are no specific regulations. The Foodstuffs, Cosmetics and Disinfectants Act 1972, and the Medicines and Related Substances Act 1965 currently apply.

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

In Spain, our network marketing system, overall operations, and trade practices are governed by the Retail Trade Act and the Spanish Consumers Act. Such laws contain a wide range of provisions covering trade practices, including multi-level marketing, pyramid sales, warranties and product liability. While regulation of food supplements and cosmetics is generally harmonized throughout the EU and must conform to EU standards, the Spanish Agency for Medicines and Health Products oversees cosmetics and the Spanish Agency for Consumer Affairs, Food Safety and Nutrition oversees food supplements.

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

The availability of independent associates decreases when other network marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our unique patented, proprietary blend of high-quality products;

•	our 20-year track record in the business of selling nutritional products;

•	our model which does not require our independent associates to carry inventory or accounts receivable;

•	our unique and financially rewarding global associate career and compensation plan;

•	our innovative marketing and educational tools; and

•	our easy and convenient delivery system.

Employees

At December 31, 2014 and 2013, we employed 270 and 296 people, respectively, as set forth below:

	2014	2013
North America	172	182
Asia/Pacific	74	80
EMEA	24	34
Total	270	296

	2014	2013
Full-time employees	265	290
Part-time employees	5	6
Total	270	296

These numbers do not include our independent associates, who are independent contractors and are not employees.

Item 1A.	Risk Factors

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

As of December 31, 2014, we had approximately 230,000 active independent associates and members who purchased our products within the last 12 months, of which 137 occupied the highest associate levels under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

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

The payment of commissions and incentives, including bonuses and prizes, is our most significant expense. Together, our commissions and incentives range approximately from 39% to 43% of our consolidated net sales. We closely monitor the amount of commissions and incentives as a percentage of net sales, and may periodically adjust our compensation plan to better manage these costs. There can be no assurance that changes to the compensation plan will be successful in achieving target levels of commissions and incentives as a percentage of net sales and preventing these costs from having a significant adverse effect on our earnings. Furthermore, such changes may make it difficult to attract and retain independent associates or cause us to lose some of our existing independent associates.

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

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements on us and increase the cost of doing business. In several of our markets, new regulations have been adopted, or are likely to be adopted, in the near-term that will impose new requirements, make changes in some classifications of supplements under the regulations, or limit the claims we can make. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. In Europe, for example, we are unable to market supplements that contain ingredients that have not been previously marketed in Europe without going through an extensive registration and approval process. Europe is also expected to adopt additional regulations in the near future to set new limits on acceptable levels of nutrients. South Africa has also implemented new “complementary medicine” legislation, which requires a significant dossier in order to register current and new products. If this legislation is carried forward without change, it will likely have a serious, negative impact on our South African sales. The FDA has implemented Good Manufacturing Practices for the U.S. nutritional supplement industry. Our operations could be harmed if new regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable regulatory requirements, if the cost of complying with regulatory requirements increases materially, or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

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

We have filed patent applications for the technology relating to our Ambrotose®, Ambrotose AO®, Phytomatrix® and GI-ProBalance®™ products in the United States and certain foreign countries. As of December 31, 2014, we had received 51 patents for the technology relating to Ambrotose® complex, five of which were issued in the United States and the remainder of which were issued in 32 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our  products may not issue or that the patent protection  granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

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

19. Concentration Risk

A significant portion of our revenue is derived from three product lines: Ūth TM Skin Rejuvenation, NutiVerus, and our core Ambrotose® complex products, which include the Ambrotose® products and Advanced Ambrotose® products. A decline in sales value of such legacy products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	2014		2013
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$63,791	33.6%	$59,894	33.7%
Ambrotose®	10,895	5.7%	10,939	6.2%
Ūth TM Skin Rejuvenation	13,431	7.1%	2,406	1.4%
NutriVerus	10,530	5.5%	10,964	6.2%
Total	$98,647	51.9%	$84,203	47.5%

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

22. A downturn in the economy could affect consumer purchases of discretionary items such as the health and wellness products that we offer, which could have an adverse effect on our business, financial condition, profitability, and cash flows.

We appeal to a wide demographic consumer profile and offer a broad selection of health and wellness products. A downturn in the economy could adversely impact consumer purchases of discretionary items such as health and wellness products. In past years, the United States and global economies slowed dramatically as a result of a variety of problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets, and volatility in worldwide stock markets. In the event of such economic downturn, the U.S. and global economies could become significantly challenged in a recessionary state for an indeterminate period of time. These economic conditions could cause many of our existing and potential associates to delay or reduce purchases of our products for some time, which in turn could harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict these economic conditions or the impact they would have on our consumers or business.

23. If our international markets are not successful, our business could suffer.

We currently sell our products in the international markets of Canada, Mexico, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, Netherlands, Norway, South Africa, Spain, Sweden, the United Kingdom, Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong. Our international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If we do not adequately address such issues, our international markets may not meet growth expectations. Our international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

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

With increased frequency in recent years, cyber-attacks against companies have resulted in breaches of data security. Our business requires the storage and transmission of suppliers’ data and our independent associates’ personal, credit card, and other confidential information. Our information technology systems are susceptible to a growing and evolving threat of cybersecurity risk. Any substantial compromise of our data security, whether externally or internally, or misuse of associate data, could cause considerable damage to our reputation, cause the public disclosure of confidential information, and result in lost sales, significant costs, and litigation, which would negatively affect our financial position and results of operations.

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

In 2014 and 2013, we recognized 66.8% and 63.3%, respectively, of net sales in markets outside of the United States. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, while our 2014 net sales grew 7.9% on a Constant dollar basis (see Item 7, Non-GAAP Financial Measures), unfavorable foreign exchange caused a $1.4 million decline in GAAP net sales as compared to 2013. In other words, sales would have been $1.4 million higher, except for the unfavorable impact of foreign exchange. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

 As of December 31, 2014, our directors and executive officers collectively with their families and affiliates, beneficially owned approximately 20.2% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

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

In addition, other provisions may also discourage a change of control by means of a tender offer, open market purchase, proxy contest or otherwise. Our charter documents provide for three classes of directors on our Board of Directors with members of each class serving staggered three year terms. Our bylaws provide that directors are elected by a plurality vote and that directors can only be removed for cause upon the affirmative vote of the holders of a majority of the issued and outstanding shares entitled to be cast for the election of such directors.  Furthermore, our bylaws establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings. In addition, the Texas Business Organization Code restricts, subject to exceptions, business combinations with any “affiliated shareholder.” Any or all of these provisions could delay, deter or help prevent a takeover of our Company and could limit the price investors are willing to pay for our common stock.

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

35. Potential disputes with our founder could adversely affect our business.

We entered into a renewable consulting agreement, which expired February 28, 2014, with WonderEnterprises, LLC (f/k/a/ Salinda Enterprises, LLC; hereinafter “Wonder”) for the consulting services of Mr. Samuel L. Caster, our founder and former Chairman of the Board, who is also an owner and employee of Wonder.  The parties did not renew the agreement.

Following Mr. Caster’s launching of a competing business,  we issued a press release on June 17, 2014 to clarify that the competing business was not affiliated with, nor a spin-off of Mannatech. Disputes with Mr. Caster could have an a material adverse effect on our business, financial condition, results of operations, including litigation relating to enforcement of covenants in prior consulting and employment agreements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size		Expiration date
Coppell, Texas (corporate headquarters)	110,000	sq. feet	March 2018
Coppell, Texas (distribution center)	75,000	sq. feet(1)	March 2018
St. Leonards, Australia (Australian headquarters)	850	sq. meters(2)	December 2018
Milton Park, Oxfordshire (U.K. headquarters)	3,240	sq. feet	August 2017
Minato-ku, Tokyo, Japan (Japanese headquarters)	296	Tsubos(3)	March 2015
Gangnam-gu, Seoul, Korea (Republic of Korea headquarters)	718	Pyong(4)	June 2016
Seo-gu, Daejun, Korea (Regional center)	113	Pyong(5)	June 2015
Haewoondae-gu, Busan, Korea (Pusan training center)	191	Pyong(13)	March 2015
Incheon, South Korea (Incheon training center)	218	Pyong(14)	April 2017
Seoul, South Korea (office)	99	Pyong(15)	June 2016
Taipei, Taiwan (Taiwan headquarters)	254	Pings(6)	April 2015
Kaohsiung, Taiwan (Taiwan training center)	101	Pings(7)	June 2015
Zug, Switzerland (Switzerland headquarters)	680	sq. meters(8)	— (18)
Tsim Sha Tsui, Kowloon, Hong Kong (office)	17,000	sq. feet	August 2015
Richmond, BC (Canada training center)	1,963	sq. feet	September 2017
Markham, ON (office)	1,714	sq. feet	September 2019
Bedfordview, South Africa (office)	383	sq. meters(9)	March 2015
Cape Province, South Africa (office)	36	sq. meters(10)	— (19)
Guadalajara, Mexico (customer service center)	1550	sq. meters(11)	February 2016
Mexico City, Mexico (customer service center)	179	sq. meters(12)	November 2015
Monterrey, Mexico (office)	149.16	sq. meters(16)	June 2015
Tuxtla, Mexico (office)	23.76	sq. meters(17)	October 2015
Singapore (meeting center)	1,098	sq. feet	August 2016

(1) The Company subleases a majority of this space to Integrated Distribution and Logistics Direct, LLC, which provides warehousing and distribution services.
(2) Approximately 9,150 square feet.	(11) Approximately 16,685 square feet.
(3) Approximately 10,533 square feet.	(12) Approximately 1,927 square feet.
(4) Approximately 25,549 square feet.	(13) Approximately 6,796 square feet.
(5) Approximately 4,021 square feet.	(14) Approximately 7,757 square feet.
(6) Approximately 9,037 square feet.	(15) Approximately 3,523 square feet.
(7) Approximately 3,594 square feet.	(16) Approximately 1,606 square feet.
(8) Approximately 7,320 square feet.	(17) Approximately 256 square feet.
(9) Approximately 4,123 square feet.	(18) Renewable annually.
(10) Approximately 388 square feet.	(19) Renewable monthly.

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

Market for Our Common Stock. On February 12, 1999, we completed our initial public offering. Our common stock is currently trading on Nasdaq under the symbol “MTEX.” As of February 27, 2015, we had an aggregate of 2,676,077 shares of our common stock outstanding and the closing price on such date was $23.01. Below are the high and low closing prices of our common stock as reported on the Nasdaq for each quarter of the fiscal years ended December 31, 2014 and 2013:

2014:	Low	High
First Quarter	$12.64	$19.96
Second Quarter	$12.14	$18.49
Third Quarter	$11.77	$17.32
Fourth Quarter	$12.66	$30.65
2013:	Low	High
First Quarter	$5.55	$6.75
Second Quarter	$6.15	$12.75
Third Quarter	$10.85	$34.80
Fourth Quarter	$16.78	$29.51

Holders. As of February 27, 2015, there were 1,327 shareholders of record.

Dividends. None. See “Risk Factors—We are not required to pay dividends, and our Board of Directors may decide not to declare dividends in the future” in Item 1A of this Form 10-K for further discussion related to future payment of dividends.

Recent Sales of Unregistered Securities.None.

Uses of Proceeds from Registered Securities.None.

Issuer Purchases of Equity Securities.None.

Item 6.	Selected Financial Data

Not applicable for a Smaller Reporting Company

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the two years ended December 31, 2014 and 2013. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements and related notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products that are sold through a global network marketing system. We operate in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). Our Switzerland office manages certain day-to-day business needs of non-North American markets. By the end of the third quarter of 2015, we plan to operate in Colombia.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 230,000 active independent associates and members who had purchased our products and/or packs during the last 12 months, who we refer to as current independent associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in twenty-four countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales increased $12.7 million, or 7.1%, compared to 2013. Our operations outside of North America accounted for approximately 57.5% of our consolidated net sales.

The net sales comparisons were affected by the launch of the Ūth TM skin care and anti-aging product in the fourth quarter of 2013 in North America and in remaining markets during 2014 and the implementation of our loyalty program in the third quarter of 2013. Under the terms of the loyalty program, customers have one year following the vesting of their loyalty points to redeem such points for products; otherwise, the loyalty points are forfeited. As we anticipated, during the third quarter of 2014 we witnessed a higher rate of redemptions and forfeitures than previous quarters because loyalty points earned and vested from the start of the program became subject to forfeiture at such time. These two items affected net sales comparability as follows:

•	Net sales attributable to our Ūth TM skin care product were $13.8 million and $2.5 million for 2014 and 2013, respectively, an increase of $11.3 million.

•	In connection with our loyalty program, we recognize the dollar equivalent in revenue of loyalty points as the points are applied or forfeited. During 2014 we recognized $17.0 million revenue and deferred $21.2 million, resulting in a net deferral of $4.2 million. During 2013, we recognized $1.9 million revenue and deferring $7.3 million, resulting in a net deferral of $5.4 million. During 2014, $1.2 million less revenue was deferred in connection with our loyalty program as compared to 2013.

Excluding the effects on net sales of the Ūth TM skin care product launch and the loyalty program, net sales for 2014 would have increased by $0.1 million as compared to 2013. During 2014, fluctuations in foreign currency exchange rates had an overall $1.4 million unfavorable impact on our net sales.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2014 and 2013 (in thousands, except percentages).

	2014		2013		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$190,081	100.0%	$177,423	100.0%	$12,658	7.1%
Cost of sales	38,350	20.2%	36,097	20.3%	2,253	6.2%
Gross profit	151,731	79.8%	141,326	79.7%	10,405	7.4%

Operating expenses:
Commissions and incentives	75,240	39.6%	75,633	42.6%	(393)	(0.5)%
Selling and administrative expenses	36,193	19.0%	33,758	19.0%	2,435	7.2%
Depreciation and amortization	1,608	0.8%	2,120	1.2%	(512)	(24.2)%
Other operating costs	25,948	13.7%	25,059	14.1%	889	3.5%
Total operating expenses	138,989	73.1%	136,570	77.0%	2,419	1.8%
Income from operations	12,742	6.7%	4,756	2.7%	7,986	167.9%
Interest income	121	0.1%	22	0.0%	99	450.0%
Other expense, net	(3,042)	(1.6)%	(1,969)	(1.1)%	(1,073)	(54.5)%
Income before income taxes	9,821	5.2%	2,809	1.6%	7,012	249.6%
Income tax benefit (provision)	(3,325)	(1.7)%	365	(0.2)%	(3,690)	(1,011.0)%
Net income	$6,496	3.4%	$3,174	1.8%	$3,322	104.7%

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

	2014		2013	Reconciliation – Constant $
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$190.1	$191.5	$177.4	$14.1	7.9%
Product	155.3	156.7	143.5	13.2	9.2%
Pack	27.8	27.7	26.2	1.5	5.7%
Other	7.0	7.1	7.7	(0.6)	(7.8)%
Deferred revenue	10.9	11.0	6.4	4.6	71.9%
Gross profit	151.7	152.5	141.3	11.2	7.9%
Income from operations	12.7	12.0	4.8	7.2	150.0%

Consolidated net sales by region for the years ended December 31, 2014 and 2013 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	2014		2013
North America	$80.8	42.5%	$82.2	46.3%
Asia/Pacific	92.4	48.6%	80.3	45.3%
EMEA	16.9	8.9%	14.9	8.4%
Total	$190.1	100.0%	$177.4	100.0%

 Net Sales

For the year ended December 31, 2014, our operations outside of North America accounted for approximately 57.5% of our consolidated net sales, whereas in the same period in 2013, our operations outside of North America accounted for approximately 53.7% of our consolidated net sales.

Consolidated net sales for the year ended December 31, 2014 increased by $12.7 million, or 7.1%, to $190.1 million, as compared to $177.4 million for the same period in 2013. North America sales decreased by $1.4 million, or 1.7%, to $80.8 million as compared to $82.2 million for the same period in 2013. Asia/Pacific sales increased by $12.1 million, or 15.1%, to $92.4 million as compared to $80.3 million for the same period in 2013. EMEA sales increased by $2.0 million, or 13.4%, to $16.9 million as compared to $14.9 million for the same period in 2013.

During 2014, fluctuations in foreign currency exchange rates had an overall unfavorable impact on our net sales. In Constant Dollars net sales for the year ending December 31, 2014 grew by $14.1 million, compared to 2013. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the year ended December 31, 2013.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;
•	changes in consumer demand;
•	changes in the number of independent associates and members;
•	changes in competitors’ products;
•	changes in economic conditions;
•	changes in regulations;
•	announcements of new scientific studies and breakthroughs;
•	introduction of new products;
•	discontinuation of existing products;
•	adverse publicity;
•	changes in our commissions and incentives programs;
•	direct competition; and
•	fluctuations in foreign currency exchange rates.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

			Change
	2014	2013	Dollar	Percentage
Consolidated product sales	$155.3	$143.5	$11.8	8.2%
Consolidated pack sales	27.8	26.2	1.6	6.1%
Consolidated other, including freight	7.0	7.7	(0.7)	(9.0)%
Total consolidated net sales	$190.1	$177.4	$12.7	7.1%

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

Product sales for the year ended December 31, 2014 increased by $11.8 million, or 8.2%, to $155.3 million, as compared to $143.5 million for the same period in 2013 due primarily to an 8.0% increase in the number of orders and a 7.8% increase in average order size. Average order value was $166, as compared to $154 for the same period in 2013.

Pack Sales

Packs may be purchased by our independent associates who wish to build a Mannatech business. Independent associates may purchase packs at a discount from published retail prices. There are several pack options available to our independent associates. In certain markets, pack sales are completed during the final stages of the registration process and can provide new independent associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building independent associates can also purchase an upgrade pack, which provides the independent associate with additional promotional materials, additional products, and eligibility for additional commissions and incentives. Many of our business-building independent associates also choose to purchase renewal packs to satisfy annual renewal requirements to continue to earn various commissions.

The dollar amount of pack sales associated with new and continuing independent associates was as follows, for the years ended December 31 (in millions, except percentages):

			Change
	2014	2013	Dollar	Percentage
New	$19.1	$10.1	$9.0	89.1%
Continuing	8.7	16.1	(7.4)	(46.0)%
Total	$27.8	$26.2	$1.6	6.1%

Total pack sales for the year ended December 31, 2014 increased by $1.6 million, or 6.1%, to $27.8 million, as compared to $26.2 million for the same period in 2013 as the number of packs sold increased 6.6%. Average pack value for the year ended December 31, 2014 was $227, as compared to $228 for the same period in 2013.

The approximate number of active new and continuing independent associates and members who purchased our packs or products during the twelve months ended December 31 was as follows:

	2014		2013
New	108,000	47.0%	116,000	47.3%
Continuing	122,000	53.0%	129,000	52.7%
Total	230,000	100.0%	245,000	100.0%

During 2014 and 2013, we took the following actions to help increase the number of independent associates and members:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;
•	explored new international markets;
•	continued to strengthen compliance initiatives;
•	concentrated on publishing results of research studies and clinical trials related to our products;
•	initiated additional incentives;
•	explored new advertising and educational tools to broaden name recognition; and
•	implemented changes to our global associate career and compensation plan.

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

For the year ended December 31, 2014, other sales decreased by $0.7 million, or 9.1%, to $7.0 million, as compared to $7.7 million for the same period in 2013. The decrease was primarily due to a decrease in event fees, a decrease in freight fees for product and pack shipments, and an increase in other sales refunds.

Gross Profit

For the year ended December 31, 2014, gross profit increased by $10.4 million, or 7.4%, to $151.7 million, as compared to $141.3 million for the same period in 2013 as a result of improved sales. Gross profit as a percentage of net sales was 79.8% and 79.7% for 2014 and 2013, respectively.

Commission and Incentives

Commission costs increased for the year ended December 31, 2014, by 0.4%, or $0.3 million, to $72.3 million, as compared to $72.0 million for the same period in 2013. The increase in commissions was due to the increase in commissionable net sales. Commissions as a percentage of net sales were 38.0% for the year ending December 31, 2014 and 40.6% for the same period in the prior year.

Incentive costs decreased for the year ended December 31, 2014 by 19.4%, or $0.7 million, to $2.9 million, as compared to $3.6 million for the same period in 2013. The costs of incentives, as a percentage of net sales decreased to 1.6% for the year ended December 31, 2014, as compared to 2.0% for the same period in 2013. These decreases are attributed to Korea, where incentives decreased as a percentage of sales, and the United States, where fewer associates qualified for incentives.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the year ended December 31, 2014, overall selling and administrative expenses increased by $2.4 million, or 7.2%, to $36.2 million, as compared to $33.8 million for the same period in 2013 due to increases in payroll, marketing, and stock compensation expense. Selling and administrative expenses, as a percentage of net sales were 19.0% during each of 2014 and 2013.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the year ended December 31, 2014, other operating costs increased by $0.9 million, or 3.5%, to $25.9 million, as compared to $25.1 million for the same period in 2013. For the year ended December 31, 2014, other operating costs, as a percentage of net sales, were 13.7%, as compared to 14.1% for the same period in 2013. The increase in other operating costs was primarily due to a $0.4 million increase in credit card fees and a $0.4 million increase in bad debt expense.

Depreciation and Amortization Expense

For the year ended December 31, 2014, depreciation and amortization expense was $1.6 million, as compared to $2.1 million for the same period in 2013.

Other Expense, net

For the year ending December 31, 2014 and 2013, other income (expense), net was ($2.9) million and ($2.0) million, respectively. During 2014, the other income (expense) included $0.1 million of interest income and ($3.0) of foreign exchange loss. During 2013, other income resulted from ($1.0) million of customs taxes and ($1.0) of foreign exchange losses.

Provision (benefit) for Income Taxes

Provision (benefit) for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2014	2013
Australia	30.0%	30.0%
Canada	26.5%	26.5%
Denmark	23.5%	25.0%
Japan	37.1%	39.4%
Mexico	30.0%	30.0%
Norway	27.0%	28.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	21.0%	23.0%
United States	37.5%	37.5%
Cypress	12.5%	12.5%
Hong Kong	16.5%	16.5%
Ukraine	18.0%	19.0%
Gibraltar	10.0%	—%

Income from our international operations is subject to taxation in the countries in which we operate. We are also eligible to claim foreign income tax credits that would reduce the total amount of income taxes owed in the United States when the conditions to claim foreign tax credits are met based on IRS codes and regulations.

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

As of December 31, 2014 and 2013, we maintained or increased our valuation allowance for deferred tax assets in the following table (in millions), as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in Topic 740, cannot be met. The U.S. valuation allowance increased due to the carryover of foreign tax credits that we do not anticipate to utilize in future years.

Country	2014	2013
Mexico	$2.7	$2.7
Norway	0.1	0.2
Sweden	0.1	0.1
Switzerland	1.2	0.2
Taiwan	1.2	1.2
Ukraine	0.1	0.1
United States	4.3	0.8
Total	$9.7	$5.3

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the years ended December 31, 2014 and 2013, our effective tax rate was 33.9% and (13.0)%，respectively. For 2014, the effective tax rate was close to what would have been expected if the federal statutory rate was applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets, U.S. federal tax on deemed foreign dividend distribution, and “subpart F income” resulting from controlled foreign corporation operations. Items decreasing the effective income tax rate included the foreign tax credits. For 2013, the effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of the tax benefit recognized from an IRS tax audit settlement, reversal of valuation allowances against net deferred tax assets and differences from foreign operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of December 31, 2014, our cash and cash equivalents increased by 37.3%, or $7.6 million, to $28.0 million from $20.4 million as of December 31, 2013 on growing revenue and improved profitability. The Company is required to restrict cash for direct selling insurance premiums and credit card sales in the Republic of Korea, and as sales grew in Korea, we were required to increase our restricted cash balances, resulting in an increase during the period ending December 31, 2014 by $2.8 million. Finally, fluctuations in currency rates produced an increase of $1.1 million in cash and cash equivalents in 2014 as compared to a decline of $0.4 million in 2013.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2014, our working capital increased by $2.7 million, or 19.7%, to $16.4 million from $13.7 million at December 31, 2013. The increase in working capital is primarily due to an increase in cash, offset by commissions payable and deferred revenue. Deferred commissions and deferred revenue increased during 2014 due to the loyalty program (see Note 1 to our Consolidated Financial Statements, Organization and Summary of Significant Accounting Policies).

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

Provided by / (used in):	2014	2013
Operating activities	$9.4	$8.5
Investing activities	$(1.5)	$(0.6)
Financing activities	$(1.4)	$(1.5)

Operating Activities

Due to improvements in profitability, cash provided in operating activities was $9.4 million for the year ended December 31, 2014 compared to cash provided by operating activities of $8.5 million for the same period in 2013.

Investing Activities

For the year ended December 31, 2014, our net investing activities used cash of $1.5 million compared to cash used of $0.6 million for the same period of 2013. During the year ended December 31, 2014, we invested $0.7 million in leasehold improvements in our Korean offices and training centers and $0.8 million for computer hardware and software as compared to purchasing $0.6 million in capital assets for the same period in 2013.

Financing Activities

For the year ended December 31, 2014, we used cash of $1.5 million to repay capital lease obligations and received approximately $0.1 million in proceeds from stock options exercised during the year. For the year ended December 31, 2013, we used cash of $1.5 million to repay capital lease obligations.

General Liquidity and Cash Flows

Short Term Liquidity

We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next 12 months. As our primary source of liquidity is our cash flows from operations, this will be dependent on our ability to maintain and/or continue to improve revenue as compared to our operational expenses. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

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

Long Term Liquidity

We believe our cash flows from operations should be adequate to fund our normal expected future business operations and possible international expansion costs for the long term. As our primary source of liquidity is from our cash flows from operations, this will be dependent on our ability to maintain and and/or improve revenue as compared to operational expenses.

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

CONTRACTUAL OBLIGATIONS

 The following summarizes our future commitments and obligations associated with various agreements and contracts as of December 31, 2014, for the years ending December 31 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Capital lease obligations and other financing arrangements	$967	$444	$319	$133	$—	$—	$1,863
Purchase obligations(1)(2)	5,472	288	—	—	—	—	5,760
Operating leases	1,746	1,348	1,168	552	15	—	4,829
Post-employment royalty	33	—	—	—	—	—	33
Employment agreements	714	—	—	—	—	—	714
Royalty agreement	66	—	—	—	—	—	66
Tax liability (3)	71	259	473	—	—	—	803
Other obligations(4)	204	253	118	54	50	711	1,390
Total commitments and obligations	$9,273	$2,592	$2,078	$739	$65	$711	$15,458

(1)	For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)	Excludes approximately $16.1 million of finished product purchase orders that may be cancelled or with delivery dates that have changed as of December 31, 2014.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 8 to our Consolidated Financial Statements, Income Taxes to our consolidated financial statements.
(4)	Other obligations are composed of pension obligations related to the Company's international operations (approximately $1.0 million) and lease restoration obligations (approximately $0.4 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2014:

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2014 and 2013, our inventory reserves were $2.1 million and $2.0 million, respectively.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of December 31, 2014, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life	Net carrying value at December 31, 2014
Office furniture and equipment	5 to 7 years	$0.4 million
Computer hardware and software	3 to 5 years	0.6 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements	2 to 10 years(1)	1.4 million
Total net carrying value at December 31, 2014		$2.5 million

(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment existed during the years ended December 31, 2014 and 2013.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of December 31, 2014, we recorded $0.7 million in other long-term liabilities and $0.1 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change.  We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2014, we maintained a valuation allowance for deferred tax assets arising from our operations of $9.7 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of December 31, 2014, we had deferred tax assets, after valuation allowance, totaling $4.3 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution

Revenue Recognition and Deferred Commissions

Our revenue is derived from sales of individual products, sales of starter and renewal packs, and shipping fees. Substantially all of our product and pack sales are to associates at published wholesale prices and to members at discounted published retail prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience.

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of revenue. At December 31, 2014 and December 31, 2013, deferred revenue was $10.9 million and $6.4 million, respectively. During the third quarter of 2013, we started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied or forfeited, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited. During the third quarter 2014, we modified the program to allow loyalty points to vest more quickly. The deferred revenue associated with the loyalty program at December 31, 2014 and December 31, 2013 was $9.7 million and $5.5 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $4.5 million and $2.7 million at December 31, 2014 and December 31, 2013, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of June 30, 2013	$—
Loyalty points forfeited	(1,136)
Loyalty points used	(723)
Loyalty points vested	5,072
Loyalty points unvested	2,243
Loyalty deferred revenue as of December 31, 2013	$5,456

Loyalty deferred revenue as of January 1, 2014	$5,456
Loyalty points forfeited	(4,664)
Loyalty points used	(12,348)
Loyalty points vested	19,580
Loyalty points unvested	1,679
Loyalty deferred revenue as of December 31, 2014	$9,703

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

We estimate a sales return reserve for expected sales refunds based on historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the year ended December 31, 2014 our sales return reserve was composed of the following (in thousands):

December 31, 2014
Sales reserve as of January 1, 2014	$238
Provision related to sales made in current period	1,618
Adjustment related to sales made in prior periods	10
Actual returns or credits related to current period	(1,411)
Actual returns or credits related to prior periods	(248)
Sales reserve as of December 31, 2014	$207

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (the “calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2014, our assumptions and estimates used for the calculated fair value of stock options granted in 2014 were as follows:

2014 Grants	February	April	May	December
Estimated fair value per share of options granted:	$12.09	$10.60	$9.02	$8.59 (1)
Assumptions:
Annualized dividend yield	—%	—%	—%	—%
Risk-free rate of return	1.4%	1.5%	1.3%	1.4%
Common stock price volatility	80.2%	80.5%	79.8%	77.1%
Expected average life of stock options (in years)	4.5	4.5	4.5	4.5

(1)	A different grant in December had an estimated fair value per share of $8.51, the same 1.4% risk-free rate of return, the same 77.1% common stock price volatility, and the same 4.5 expected average life.

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods. As of December 31, 2014, using our current assumptions and estimates, we anticipate recognizing $0.4 million in gross compensation expense through 2015 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of December 31, 2014, we had 135,871 shares available for grant in the future.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America (Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2014 were as follows:

	Year ended December 31, 2014			As of December 31, 2014
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.81110	0.94590	0.90277	0.81580
Various countries (1) (Euro)	1.21560	1.39240	1.32925	1.21560
Canada (Canadian Dollar)	0.85890	0.94100	0.90614	0.86010
Czech Republic (Koruna)	0.04389	0.05091	0.04831	0.04389
Denmark (Kroner)	0.16330	0.18660	0.17830	0.16330
Hong Kong (Hong Kong Dollar)	0.12880	0.12900	0.12896	0.12890
Japan (Yen)	0.00824	0.00988	0.00948	0.00834
Mexico (Peso)	0.06764	0.07786	0.07527	0.06776
New Zealand (New Zealand Dollar)	0.76620	0.88270	0.83087	0.78100
Norway (Krone)	0.13360	0.16980	0.15930	0.13450
Republic of Korea (Won)	0.00089	0.00100	0.00095	0.00091
Singapore (Singapore Dollar)	0.75550	0.80750	0.78970	0.75590
South Africa (Rand)	0.08557	0.09726	0.09237	0.08619
Sweden (Krona)	0.12780	0.15750	0.14626	0.12830
Switzerland (Franc)	1.01070	1.14660	1.09429	1.01070
Taiwan (New Taiwan Dollar)	0.03144	0.03430	0.03300	0.03150
Ukraine (Hryvnia) (2)	0.06341	0.12330	0.08764	0.06409
United Kingdom (British Pound)	1.55340	1.71620	1.64809	1.55340

(1)	Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

(2)	On March 21, 2014, the Company announced temporary suspension of operations in Ukraine due to political turmoil and ongoing instability in the country.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Item 9B.	Other Information

None.

PART III

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the definitive proxy statement for our annual meeting to be filed with the SEC within 120 days after December 31, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) Documents filed as a part of the report:

1. Consolidated Financial Statements

The following financial statements and Report of Independent Registered Public Accounting Firm are filed as a part of this report on the pages indicated:

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

MANNATECH, INCORPORATED

Dated: March 10, 2015	By:	/s/ Robert A. Sinnott
Robert A. Sinnott
Chief Executive Officer

Dated: March 10, 2015	By:	/s/ S. Mark Nicholls
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Robert A. Sinnott	Chief Executive Officer and Chief Science Officer (principal executive officer)	March 10, 2015
Robert A. Sinnott

/s/ S. Mark Nicholls	Chief Financial Officer (principal financial and accounting officer)	March 10, 2015
S. Mark Nicholls

/s/ J. Stanley Fredrick	Chairman of the Board	March 10, 2015
J. Stanley Fredrick

/s/ Alan D. Kennedy	Director	March 10, 2015
Alan D. Kennedy

/s/ Gerald E. Gilbert	Director	March 10, 2015
Gerald E. Gilbert

/s/ Marlin Ray Robbins	Director	March 10, 2015
Marlin Ray Robbins

/s/ Larry A. Jobe	Director	March 10, 2015
Larry A. Jobe

/s/ Robert A. Toth	Director	March 10, 2015
Robert A. Toth

/s/ Eric W. Schrier	Director	March 10, 2015
Eric W. Schrier

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mannatech, Incorporated
Coppell, Texas

We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mannatech, Incorporated and Subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Dallas, Texas
March 10, 2015

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$27,999	$20,395
Restricted cash	1,511	1,519
Accounts receivable, net of allowance of $213 and $142 in 2014 and 2013, respectively	504	423
Income tax receivable	4	4
Inventories, net	10,591	13,988
Prepaid expenses and other current assets	3,069	3,061
Deferred commissions	4,544	2,706
Deferred tax assets, net	1,141	1,578
Total current assets	49,363	43,674
Property and equipment, net	2,481	3,170
Construction in progress	1,622	69
Long-term restricted cash	7,045	4,254
Other assets	3,567	3,591
Long-term deferred tax assets, net	3,320	1,303
Total assets	$67,398	$56,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$901	$704
Accounts payable	4,252	4,996
Accrued expenses	6,356	5,796
Commissions and incentives payable	7,908	10,210
Taxes payable	2,578	1,858
Current deferred tax liability	123	114
Deferred revenue	10,890	6,380
Total current liabilities	33,008	30,058
Capital leases, excluding current portion	852	450
Long-term deferred tax liabilities	26	9
Other long-term liabilities	2,136	2,092
Total liabilities	36,022	32,609

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,773,972 shares issued and 2,676,077 shares outstanding as of December 31, 2014 and 2,773,972 shares issued and 2,653,913 shares outstanding as of December 31, 2013	—	—
Additional paid-in capital	40,672	42,592
Retained earnings (deficit)	2,750	(3,746)
Accumulated other comprehensive loss	(109)	(743)
Treasury stock, at average cost, 97,895 shares as of December 31, 2014 and 120,059 shares as of December 31, 2013, respectively	(11,937)	(14,651)
Total shareholders’ equity	31,376	23,452
Total liabilities and shareholders’ equity	$67,398	$56,061

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2014	2013
Net sales	$190,081	$177,423
Cost of sales	38,350	36,097
Gross profit	151,731	141,326

Operating expenses:
Commissions and incentives	75,240	75,633
Selling and administrative expenses	36,193	33,758
Depreciation and amortization	1,608	2,120
Other operating costs	25,948	25,059
Total operating expenses	138,989	136,570

Income from operations	12,742	4,756
Interest income	121	22
Other expense, net	(3,042)	(1,969)
Income before income taxes	9,821	2,809

Income tax (provision) benefit	(3,325)	365
Net income	$6,496	$3,174

Earnings per common share:
Basic	$2.44	$1.20
Diluted	$2.40	$1.18

Weighted-average common shares outstanding:
Basic	2,663	2,650
Diluted	2,706	2,683

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2014	2013
Net income	$6,496	$3,174
Foreign currency translations gain (loss)	653	(6)
Pension obligations, net of tax provision of $11 and $39 in 2014 and 2013, respectively	(19)	(60)
Comprehensive income	$7,130	$3,108

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’EQUITY
(in thousands)

	Common stock	Additional paid in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2012	$—	$42,614	$(6,920)	$(677)	$(14,796)	$20,221
Charge related to stock-based compensation	—	173	—	—	—	173
Stock option exercises	—	(146)	—	—	145	(1)
Tax shortfall from expiration of stock options	—	(84)	—	—	—	(84)
Tax benefit from exercise of stock options	—	35	—	—	—	35
Foreign currency translation	—	—	—	(6)	—	(6)
Pension obligations, net of tax of $39	—	—	—	(60)	—	(60)
Net income	—	—	3,174	—	—	3,174
Balance at December 31, 2013	$—	$42,592	$(3,746)	$(743)	$(14,651)	$23,452
Charge related to stock-based compensation	—	678	—	—	—	678
Stock option exercises	—	(2,630)	—	—	2,714	84
Tax benefit from exercise of stock options	—	32	—	—	—	32
Foreign currency translation	—	—	—	653	—	653
Pension obligations, net of tax of $11	—	—	—	(19)	—	(19)
Net income	—	—	6,496	—	—	6,496
Balance at December 31, 2014	$—	$40,672	$2,750	$(109)	$(11,937)	$31,376

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,496	$3,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,608	2,120
Provision for inventory losses	2,124	1,229
Provision for doubtful accounts	579	178
(Gain) loss on disposal of assets	(9)	52
Stock-based compensation expense	678	173
Deferred income taxes	(1,627)	(2,079)
Tax benefit from expiration of stock options	(32)	(35)
Changes in operating assets and liabilities:
Accounts receivable	(713)	(291)
Income tax receivable	—	880
Inventories	970	10
Prepaid expenses and other current assets	945	433
Other assets	(170)	(496)
Deferred commissions	(1,943)	(2,126)
Accounts payable	(709)	883
Accrued expenses	854	(373)
Taxes payable	803	(2,054)
Commissions and incentives payable	(2,102)	2,441
Deferred revenue	4,749	4,860
Change in restricted cash	(3,081)	(452)
Net cash provided by operating activities	9,420	8,527
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,534)	(602)
Proceeds from sales of assets	9	1
Net cash used in investing activities	(1,525)	(601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	84	22
Tax benefit from exercise of options	32	35
Repayment of capital lease obligations	(1,540)	(1,576)
Net cash used in financing activities	(1,424)	(1,519)
Effect of currency exchange rate changes on cash and cash equivalents	1,133	(389)
Net increase in cash and cash equivalents	7,604	6,018
Cash and cash equivalents at the beginning of the year	20,395	14,377
Cash and cash equivalents at the end of the year	$27,999	$20,395
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$4,253	$2,234
Interest paid on capital leases	$119	$137
Summary of non-cash investing and financing activities:
Assets acquired through capital lease	$2,141	$1,044
Note receivable, net relating to sale of property and equipment	$—	$195

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products. We currently sell our products into three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong).

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

Foreign Currency Translation

The United States dollar is the functional currency for the majority of the Company’s foreign subsidiaries. As a result, nonmonetary assets and liabilities are translated at their approximate historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. Transaction losses totaled approximately ($3.0) million and ($0.9) million, for the years ended December 31, 2014 and 2013, respectively, and are included in other expense, net in the Company’s Consolidated Statements of Operations.

The local currency is the functional currency of our subsidiaries in Japan, Republic of Korea, Taiwan, Norway, Sweden, and Mexico. These subsidiaries’ assets and liabilities are translated into the United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2014 and 2013, credit card receivables were $1.2 million and $0.6 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $24.8 million and $14.7 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of December 31, 2014 and 2013, our total restricted cash was $8.6 million and $5.8 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2014 and 2013, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At December 31, 2014 and 2013, the Company held an allowance for doubtful accounts of $0.2 million and $0.1 million, respectively. Included in accounts receivable at December 31, 2014 and 2013 is a $0.2 million and $0.1 million receivable, net, from an independent associate.

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

Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. We determined that no impairment indicators existed during the years ended December 31, 2014 and 2013.

Other Assets

At each of December 31, 2014 and 2013, other assets were $3.6 million. Included in the December 31, 2014 and 2013 balances were deposits for building leases in various locations of $1.5 million and $1.4 million, respectively. Also included in the December 31, 2014 and 2013 balances were $1.7 million and $1.8 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission’s approval to compensate and  protect consumers who participate in network marketing activities from damages. Other assets at each of December 31, 2014 and 2013 also include $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Other Long-Term Liabilities

Other long-term liabilities were $2.1 million for each of the years ending December 31, 2014 and 2013. Included in the December 31, 2013 balance were long-term financing obligations of $0.2 million. At each of December 31, 2014 and 2013, we recorded $0.7 million in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At December 31, 2014 and 2013, accrued restoration costs related to these leases amounted to $0.4 million and $0.2 million, respectively. At each of December 31, 2014 and 2013, the Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.6 million (See Note 10, Employee Benefit Plans).

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At December 31, 2014 and December 31, 2013, the Company’s deferred revenue was $10.9 million and $6.4 million, respectively. During the third quarter of 2013, the Company started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied or forfeited, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited. During the third quarter 2014, the Company modified the program to allow loyalty points to vest more quickly. The deferred revenue associated with the loyalty program at December 31, 2014 and December 31, 2013 was $9.7 million and $5.5 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $4.5 million and $2.7 million at December 31, 2014 and December 31, 2013, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of June 30, 2013	$—
Loyalty points forfeited	(1,136)
Loyalty points used	(723)
Loyalty points vested	5,072
Loyalty points unvested	2,243
Loyalty deferred revenue as of December 31, 2013	$5,456

Loyalty deferred revenue as of January 1, 2014	$5,456
Loyalty points forfeited	(4,664)
Loyalty points used	(12,348)
Loyalty points vested	19,580
Loyalty points unvested	1,679
Loyalty deferred revenue as of December 31, 2014	$9,703

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded for each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the year ended December 31, 2014 our sales return reserve consisted of the following (in thousands):

December 31, 2014
Sales reserve as of January 1, 2014	$238
Provision related to sales made in current period	1,618
Adjustment related to sales made in prior periods	10
Actual returns or credits related to current period	(1,411)
Actual returns or credits related to prior periods	(248)
Sales reserve as of December 31, 2014	$207

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales. Total revenue from freight and shipping fees were approximately $7.4 million and $7.7 million for the years ended December 31, 2014 and 2013, respectively. Total freight costs for shipping products to our customers included in cost of sales were approximately $6.7 million and $6.8 million for the years ended December 31, 2014 and 2013, respectively.

Commission and Incentive Expenses

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

Advertising Expenses

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $4.9 million and $4.3 million, for the years ended December 31, 2014 and 2013, respectively. Educational and promotional items, called sales aids, are sold to associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $1.6 million for the years ended December 31, 2014 and 2013. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

Stock-Based Compensation

The Company currently has one active stock-based compensation plan, which was approved by its shareholders at its 2008 Annual Shareholder’s meeting held on June 18, 2008 and amended at the 2010, 2012, and 2014 Annual Shareholder meetings. The Company grants stock options to its employees, consultants, and board members with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. The majority of stock options vest over two or three years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding stock are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, or the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Company records stock-based compensation expense in selling and administrative expenses.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Norway, Sweden and Mexico operations, and changes in the pension obligation for its Japanese employees.

Concentration Risk

A significant portion of our revenue is derived from three product lines: Ūth TM Skin Rejuvenation, NutiVerus, and our core Ambrotose® complex products, which include the Ambrotose® products and Advanced Ambrotose® products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	2014		2013
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$63,791	33.6%	$59,894	33.7%
Ambrotose®	10,895	5.7%	10,939	6.2%
Ūth TM Skin Rejuvenation	13,431	7.1%	2,406	1.4%
NutriVerus	10,530	5.5%	10,964	6.2%
Total	$98,647	51.9%	$84,203	47.5%

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods to customers in an amount that reflects the consideration to which the entity expects in exchange for those goods. To achieve that core principle, an entity should apply the following steps:

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The tables below present the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of December 31, 2014 and 2013. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2014 and 2013.

2014	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$392	$—	$—	$392
Interest bearing deposits – various banks	12,322	—	—	12,322
Total	$12,714	$—	$—	$12,714
Amounts included in:
Cash and cash equivalents	$6,159	$—	$—	$6,159
Restricted Cash	738	—	—	738
Long-term restricted cash	5,817	—	—	5,817
Total	$12,714	$—	$—	$12,714

2013	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$192	$—	$—	$192
Interest bearing deposits – various banks	6,803	—	—	6,803
Total	$6,995	$—	$—	$6,995
Amounts included in:
Cash and cash equivalents	$3,044	$—	$—	$3,044
Restricted Cash	329	—	—	329
Long-term restricted cash	3,622	—	—	3,622
Total	$6,995	$—	$—	$6,995

NOTE 4: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2014 and 2013, consisted of the following (in thousands):

	2014	2013
Raw materials	$2,118	$4,396
Finished goods	10,615	11,601
Inventory reserves for obsolescence	(2,142)	(2,009)
Total	$10,591	$13,988

NOTE 5: PROPERTY AND EQUIPMENT

As of December 31, 2014 and 2013, property and equipment consisted of the following (in thousands):

	2014	2013
Office furniture and equipment	$8,666	$8,797
Computer hardware	7,738	7,779
Computer software	46,791	46,535
Automobiles	81	111
Leasehold improvements	12,270	11,920
	75,546	75,142
Less accumulated depreciation and amortization	(73,065)	(71,972)
Property and equipment, net	2,481	3,170
Construction in progress	1,622	69
Total	$4,103	$3,239

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of December 31, 2014 and 2013, the net book value of leased assets was $1.3 million and $0.6 million, respectively for leased equipment, purchased licenses, and corporate insurance. The future minimum lease payments (in thousands) are as follows:

2015	$967
2016	444
2017	319
2018	133
2019	—
Total future minimum lease payments	1,863
Less: Amounts representing interest (effective interest rate 6.1%)	(110)
Present value of minimum lease payments	1,753
Current portion of capital lease obligations	(901)
Long-term portion of capital lease obligations	$852

NOTE 7: ACCRUED EXPENSES

As of December 31, 2014 and 2013, accrued expenses consisted of the following (in thousands):

	2014	2013
Accrued asset purchases	$291	$75
Accrued compensation	2,180	1,964
Accrued royalties	105	104
Accrued sales and other taxes	1,193	170
Other accrued operating expenses (1)	786	962
Customer deposits and sales returns	211	243
Accrued travel expenses related to corporate events	107	303
Accrued shipping and handling costs	344	812
Rent expense	147	150
Accrued legal and accounting fees	992	1,013
	$6,356	$5,796

(1)	2013 balance includes $190 for the Korea Busan Custom Office assessment, resulting from an audit covering fiscal years 2008 through 2012, which was paid in January 2014.

NOTE 8: INCOME TAXES

The components of the Company’s income before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2014	2013
United States	$2,044	$702
Foreign	7,777	2,107
	$9,821	$2,809

The components of the Company’s income tax provision (benefit) for the years ended December 31 are as follows (in thousands):

Current provision:	2014	2013
Federal	$2,433	$124
State	43	144
Foreign	2,547	1,434
	5,023	1,702
Deferred provision (benefit):
Federal	(1,792)	(1,883)
State	349	—
Foreign	(255)	(184)
	(1,698)	(2,067)
	$3,325	$(365)

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2014	2013
Federal statutory income taxes	35.0%	35.0%
State income taxes, net of federal benefit	3.5	1.3
Difference in foreign and United States tax on foreign operations	(16.1)	(11.6)
Effect of changes in valuation allowance for net operating loss carryforwards	14.3	(55.9)
Effect of change in uncertain tax positions (net)	0.5	(17.0)
Federal Sub-Part F Income from foreign operations	2.9	11.8
Other	(6.2)	23.4
	33.9%	(13.0)%

For the years ended December 31, 2014 and 2013, the Company’s effective tax rate was 33.9% and (13.0)% respectively. For 2014, the effective tax rate was close to what would have been expected if the federal statutory rate was applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets, U.S. federal tax on deemed foreign dividend distribution, and “subpart F income” resulting from controlled foreign corporation operations. Items decreasing the effective income tax rate included the foreign tax credits. For 2013, the effective income tax rate was lower than what would be expected if the federal statutory income tax rate were applied to income before taxes primarily because of the tax benefit recognized from an IRS tax audit settlement, reversal of valuation allowances against net deferred tax assets and differences from foreign operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

Deferred tax assets:	2014	2013
Current:
Deferred revenue	$453	$(26)
Inventory capitalization	171	228
Inventory reserves	762	644
Accrued expenses	697	917
Other	127	108
Total current deferred tax assets	2,210	1,871
Noncurrent:
Depreciation and amortization	1,867	1,834
Net operating loss(1)	5,842	5,078
Deferred royalty	28	39
Non-cash accounting charges related to stock options and warrants	628	520
Accrued expenses	350	366
Foreign tax credit carryover	3,855	—
Other	506	843
Total noncurrent deferred tax assets	13,076	8,680
Total deferred tax assets	15,286	10,551
Valuation allowance	(9,745)	(5,264)
Total deferred tax assets, net of valuation allowance	$5,541	$5,287
Deferred tax liabilities:
Current:
Prepaid expenses	$413	$396
Deferred Commissions	769	5
Other	10	—
Total current deferred tax liabilities	1,192	401
Noncurrent:
Internally-developed software	11	15
Depreciation and amortization	2	2
Sub-Part F Income Deferred	—	2,163
Other	24	(52)
Total noncurrent deferred tax liabilities	37	2,128
Total deferred tax liabilities	$1,229	$2,529

(1) The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Canada	$—	—	2043
Cyprus	5	1	2019
Denmark	1	—	Indefinite
Mexico	9,000	2,700	2020-2023
Norway	448	121	Indefinite
Singapore	28	5	Indefinite
Sweden	541	119	Indefinite
Switzerland	13,612	1,234	2016-2020
Taiwan	7,152	1,215	2016-2023
Ukraine	678	122	Indefinite
United States (states)	12,996	325	2015-2032

At December 31, 2014 and 2013, the Company’s valuation allowance was $9.7 million and $5.3 million, respectively. The provisions of ASC Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified.

The valuation allowances presented below (in millions) at December 31, 2014 and 2013, represented a reserve against the Company’s net deferred tax asset the Company believed the “more likely than not” criterion for recognition purposes could not be met. The U.S. valuation allowance increased due to the carryover of foreign tax credits that we do not anticipate to utilize in future years.

Country	2014	2013
Mexico	$2.7	$2.7
Norway	0.1	0.2
Sweden	0.1	0.1
Switzerland	1.2	0.2
Taiwan	1.2	1.2
Ukraine	0.1	0.1
United States	4.3	0.8
Total	$9.7	$5.3

At December 31, 2014 and 2013, the Company did not record a provision for any United States or foreign withholding taxes on its undistributed earnings related to its foreign subsidiaries because it is the intention of the Company to reinvest its undistributed earnings indefinitely in its foreign operations. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. At December 31, 2014, it is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets of December 31 as follows (in thousands):

	2014	2013
Current deferred tax assets	$1,141	$1,578
Noncurrent deferred tax assets	3,320	1,303
Current deferred tax liabilities	(123)	(114)
Other long-term liabilities	(26)	(9)
Net deferred tax assets	$4,312	$2,758

On January 1, 2007, the Company adopted FIN 48, which was codified into Topic 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. Topic 740 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2014, the Company recorded $0.1 million in current liabilities and $0.7 million in other long-term liabilities related to uncertain income tax positions and income tax reserves associated with various audits. At December 31, 2014, the Company had gross tax-affected unrecognized tax benefits of $0.8 million that, if recognized, would impact the effective tax rate. The Company recognizes penalties and interest charges related to unrecognized tax benefits in current tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Balance as of January 1	$738	$3,039
Additions for tax positions related to the current year	1	436
Additions for tax positions of prior years	111	292
Reductions of tax positions of prior years	(47)	(3,029)
Balance as of December 31	$803	$738

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

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2014, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Australia	2010-2014
Canada	2010-2014
Denmark	2011-2014
Japan	2011-2014
Mexico	2010-2014
Norway	2008-2014
Republic of Korea	2009-2014
Singapore	2010-2014
South Africa	2011-2014
Sweden	2009-2014
Switzerland	2009-2014
Taiwan	2009-2014
United Kingdom	2008-2014
United States	2008-2014

NOTE 9: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

For the year ended December 31, 2014, the Company has accrued donations of $0.5 million to the M5M Foundation, a non-profit organization that works to combat the epidemic of childhood malnutrition on a global scale. Several of the Company’s directors and officers and their family members serve on the board of the M5M Foundation, including:

•	Al Bala, the Company’s President;
•	Rob Sinnott, the Company’s CEO and Chief Science Officer;
•	Landen Fredrick, son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder; and
•	Lorrie Fry, the daughter of Larry Jobe (a member of our Board).

During 2014, we paid employment compensation of approximately $170,000 in salary, bonus, auto allowance, and other compensation to Landen Fredrick, son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder. In addition, Landen Fredrick participated in the employee health care benefit plans available to all employees of the Company. Landen Fredrick has served as Vice President, Global Operations since May of 2013. Prior to that, Mr. Fredrick served as Vice President, North American Sales and Operations since January of 2011, as Vice President, North American Sales since February of 2010 and as Senior Director of Tools and Training since his hire in May of 2006. Landen Fredrick also serves on the Board of the M5M Foundation.

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds positions in the Company’s associate global downline network marketing system. In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates and during 2014 and 2013, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $2.9 million and $2.6 million, respectively. The aggregate amount of commission and incentives paid to Mr. Robbins was approximately $2.6 million and $2.4 million in 2014 and 2013, respectively. The aggregate amount of commission and incentives paid to family members was approximately $0.3 million in each of 2014 and 2013, of which $0.2 million was paid each year to his son, Kevin Robbins, and $0.1 million was paid each year to his daughter, Marla Finley, and daughter-in-law, Demra Robbins, who both share an account. All commissions and incentives paid to Mr. Robbins and his family members are in accordance with the Company’s global associate career and compensation plan. The Company has also contracted with a software development firm owned by Ryan Robbins, the son of Mr. Ray Robbins. The value of services performed during 2014 were less than $0.1 million.

Johanna Bala, the wife of Al Bala, the Company’s President, is an independent associate who earns commissions and incentives. The aggregate amount of commission and incentives paid to Johanna Bala was approximately $0.2 million and $0.1 million in 2014 and 2013, respectively.

Mr. Samuel Caster is the Company’s founder and former Chairman of the Board.  Prior to January 2014, Mr. Caster’s beneficial ownership of the Company was approximately 18%, but in January 2014 fell below 5%.

Mr. Caster founded MannaRelief in 1999 and served as its Chairman from 1999 through August 2007. MannaRelief employs William A. Mullens, Mr. Caster’s brother-in-law, as its Executive Director. Mr. Caster’s wife, Linda Caster, serves as MannaRelief’s Chairman of the Board. MannaRelief is a 501(c)(3) charitable organization that provides charitable services for children.  MannaRelief is not owned or operated by the Company.

Historically, the Company has made cash donations to MannaRelief, sold products to MannaRelief at cost plus shipping and handling charges, and shipped products purchased by MannaRelief to its chosen recipients. In addition, certain Company employees and consultants periodically volunteer to work or host various fund raising projects and events for MannaRelief at no cost to MannaRelief.

The Company has made cash donations and sold products to MannaRelief as follows:

	2014	2013
Sold Products	$0.3 million	$0.2 million
Contributed Cash Donations	$0.3 million	$0.9 million

Beginning on December 1, 2011, the Company entered into a series of successive Consulting Agreements with WonderEnterprises, LLC (f/k/a Salinda Enterprises, LLC; hereinafter “Wonder”), where the Company paid Wonder for consulting services performed by Mr. Caster plus reimbursable expenses. Mr. Caster is the owner and an employee of Wonder. For each of the years ended December 31, 2014 and 2013, Mr. Caster received $0.1 million and $0.7 million, respectively, for consulting services under these Consulting Agreements. Pursuant to the termination of the final Consulting Agreement according to its terms on February 28, 2014, Mr. Caster is no longer serving as a consultant for the Company.

NOTE 10: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During the years ended December 31, 2014 and 2013, the Company contributed approximately $0.2 million and $0.1 million, respectively, to the 401(k) Plan for matching contributions.

The Company also sponsors a non-U.S. defined benefit plan covering its employees in its Japan subsidiary (the “Benefit Plan”). Benefits under the Benefit Plan are based on a point system for position grade and years of service. The Company utilizes actuarial methods. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates and expected long-term rates of return on plan assets. Changes in the related Benefit Plan costs may occur in the future due to changes in the underlying assumptions, changes in the number and composition of plan participants, and changes in the level of benefits provided. The Company uses a measurement date of December 31 to evaluate and record any post-retirement benefits related to the Benefit Plan.

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets were as follows for the years ended December 31 (in thousands):

Projected benefit obligation:	2014	2013
Balance, beginning of year	$629	$714
Service cost	88	106
Interest cost	3	6
Liability losses	(6)	59
Benefits paid to participants	(122)	(121)
Special termination benefit	34	—
Prior service cost	—	—
Foreign currency	(77)	(135)
Balance, end of year	$549	$629

Plan assets:	2014	2013
Fair value, beginning of year	$—	$—
Company contributions	122	121
Benefits paid to participants	(122)	(121)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2014	2013
Benefit obligation	$(549)	$(629)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(549)	$(629)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2014	2013
Accrued benefit liability	$(549)	$(629)
Transition obligation and unrealized gain	(372)	(458)
Net amount recognized in the consolidated balance sheets	$(921)	$(1,087)

	Years Ended December 31,
Other changes recognized in comprehensive income/loss (in thousands):	2014	2013
Net periodic cost	$85	$64
Current year (gain) loss	(6)	59
Amortization of transition obligation	(4)	(4)
Total recognized in other comprehensive income	(10)	55
Total recognized in comprehensive income (loss)	$75	$119

	As of December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain/loss (in thousands):	2014	2013
Transition obligation	$13	$66
Prior service cost	353	447
Net actuarial gain	6	(55)
Total recognized in accumulated other comprehensive loss	$372	$458

2015 estimated amounts of amortized transition obligation (in thousands):	2015
Transition obligation	$(4)

	As of December 31,
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):	2014	2013
Projected benefit obligation	$549	$629
Accumulated benefit obligation	549	629
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2014	2013
Discount rate	0.50%	0.50%
Rate of increase in compensation levels	—%	—%

Components of Expense

Pension expense for the Benefit Plan is included in selling, general and administrative expenses in the Consolidated Statements of Operations and is comprised of the following for the years ended December 31 (in thousands):

	2014	2013
Service cost	$88	$106
Interest cost	3	6
Amortization of transition obligation	4	4
Gain	—	(4)
Special termination	34	—
Prior service cost	(44)	(48)
Benefit adjustment	—	—
Total pension expense	$85	$64

Estimated Benefits and Contributions

The Company expects to contribute approximately $66,000 to the Benefit Plan in 2015. As of December 31, 2014, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2015	$66
2016	60
2017	57
2018	54
2019	50
Next five years	293
Total expected benefits to be paid	$580

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan (the “2008 Plan”), which reserves up to 1,000,000 shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting held May 30, 2012 to increase the number of shares of common stock subject to the plan by 100,000 and amended again at the 2014 Annual Shareholder Meeting held May 28, 2014 to increase the number of shares of common stock subject to the plan by an additional 130,000. As of December 31, 2014, the 2008 Plan had 135,871 stock options available for grant before the plan expires on February 20, 2018.

A summary of changes in stock options outstanding during the year ended December 31, 2014, is as follows:

	2014
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	188	$14.29
Granted	95	$18.17
Exercised	(16)	$5.56
Forfeited or expired	(18)	$9.14
Outstanding at end of year	249	$16.71	7.4	2,474
Options exercisable at year end	129	$19.46	6.1	4,138

During 2014, the Company issued 16,164 new shares upon the exercise of options, and the Company granted 6,000 new shares to the Board. Options exercised during the year ending December 31, 2014 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price of less than $0.2 million. Options exercised during the year ending December 31, 2013 had a total intrinsic value of less than $0.2 million. Non-vested shares at December 31, 2014 and 2013 were 121,000 and 89,000, respectively.

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2014	2013
Dividend yield:	— (1)	— (1)
Risk-free interest rate:	1.3 - 1.5%	0.7 - 1.4%
Expected market price volatility:	77.1 – 80.5%	80.3 – 82.3%
Average expected life of stock options:	4.5 years	4.5 years

(1) The Company declared no dividends in 2014 or 2013.

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2014 and 2013 was $11.25 and $3.96 per share, respectively. The total fair value of shares vested during each of the years ended December 31, 2014 and 2013 was $0.1 million.

The Company recorded the following amounts related to the expense of the fair values of options during the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Selling, general and administrative expenses and income from operations before income taxes	$512	$173
Benefit for income taxes	(137)	(33)
Effect on net income	$375	$140

As of December 31, 2014, the Company had approximately $0.6 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years, ending December 31, as follows (in thousands):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2015	$425	$82	$343
2016	225	18	207
2017	69	—	69
	$719	$100	$619

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware, and warehouse equipment under various non-cancelable operating leases. Some of these leases have renewal options. All of the Company’s leases expire at various times through August 2023. The Company also leases equipment under various month-to-month cancelable operating leases. For the years ended December 31, 2014 and 2013, total rent expense was approximately $3.9 million and $3.5 million, respectively.

Approximate future minimum rental commitments for non-cancelable operating leases (in thousands) are as follows:

Years ending December 31,
2015	$1,746
2016	1,348
2017	1,168
2018	552
2019	15
Thereafter	—
$4,829

Purchase Commitments

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. In March 2006, the Company entered into a ten-year supply agreement to purchase plant-derived mineral nutrition products from IHT Health Products, Inc. (f.k.a. InB:Biotechnologies, Inc.). As of December 31, 2014, the Company is required to purchase an aggregate of $5.8 million through 2016.

Royalty and Consulting Agreements

The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and email provided to our associates. The Company paid royalties of $0.3 million in each of 2014 and 2013.

Employment Agreements

The Company has non-cancellable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2014, the Company would continue to be indebted to the executives for $0.7 million, payable through 2015.

NOTE 13: LITIGATION

Employment Litigation

Natalie Clark v. Mannatech, Incorporated, Case No. DC-13-05038, 192nd Judicial District Court, Dallas County, Texas

On May 10, 2013, the Company was served notice of a lawsuit filed by Ms. Natalie Clark, a former executive with the Company, in the 192nd Judicial District Court, Dallas County, Texas (the “Court”) alleging discrimination and harassment based on gender. Ms. Clark alleged that she was stripped of her duties and wrongfully discharged as part of an alleged “purge of females in key positions” within the Company. Ms. Clark sought damages in excess of $1,000,000. The Court issued a standard mediation order; mediation was conducted on May 14, 2014. The parties reached a settlement of the dispute at mediation, and on June 11, 2014 the Company executed a Settlement Agreement with Ms. Clark, the terms of which are confidential. The Settlement Agreement is not an admission of wrongdoing by the Company, but is merely a good faith settlement of disputed and unresolved claims. The Company specifically denies and disclaims any liability to Ms. Clark and contends that her claims were without merit. On June 20, 2014, the Court issued an Agreed Order of Dismissal with Prejudice. The Company considers this matter closed.

Patent Litigation

Mannatech, Incorporated v. Wellness Quest, LLC and Harley Reginald McDaniel, Case No. 3:14-cv-2497, U.S. District Court, for the Northern District of Texas, Dallas Division

On July 11, 2014 the Company filed a patent infringement lawsuit against Wellness Quest, LLC and Dr. H. Reginald McDaniel (“Defendants”) alleging the Defendants infringe United States Patent Nos. 7,157,431 and 7,202,220, both entitled “Compositions of Plant Carbohydrates as Dietary Supplements,” (the “Patents”) and seeking to stop their manufacture, offer, and sale of infringing glyconutritional dietary supplement products. On July 16, 2014, the Company filed a Motion for Preliminary Injunction preventing Defendants from infringing the Patents pending a final decision on the merits. On August 29, 2014, the Defendants filed their Response to Plaintiff’s Motion for Preliminary Injunction and Brief in Support along with their Answer and Affirmative Defenses. On November 4, 2014, the Court denied the Company’s Motion for Preliminary Injunction and Motion to Expedite Discovery.  On December 15, 2014, the Company deposed Dr. Reginald McDaniel. Each party has submitted its list of claim constructions/definitions and a list of the supporting authority.  Each party has filed its opening brief and their respective responsive briefs. Defendants have designated an expert and the Company deposed the expert on January 27, 2015 regarding his claim construction opinions while reserving the right to examine him later regarding other matters.  The parties remain engaged in the claim construction process. Mediation on this matter is scheduled for April 24, 2015.

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

Breach of Contract

Diana Anselmo and New Day Today Corporation v. Mannatech, Incorporated, Case No. DC-15-01904, ___ Judicial District Court, Dallas County, Texas

On February 18, 2015 Ms. Diana Anselmo and New Day Today Corporation (collectively, the “Plaintiffs”) filed suit against Mannatech alleging breach of contract pertaining to a portion of  proceeds from a Mannatech Associate position once held by Ms. Anselmo’s former husband, Ray Gebauer. Plaintiffs are seeking damages in excess of $1,000,000 and a declaration that the Company continue to pay Plaintiffs proceeds from Mr. Gebauer’s former account. To date, Mannatech has not been formally served with notice of this lawsuit.

The Company has retained counsel and the Company’s answer is due on March 23, 2015. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter.  However, the Company believes it has a valid defense and will vigorously defend this claim. This matter will remain open until it is resolved.

Administrative Proceedings

On July 11, 2013, the Company was issued an assessment notice from the Busan Custom Office in Korea resulting from an audit covering fiscal years 2008 through 2012. Other expense for the year ended December 31, 2013 includes $1.0 million for this assessment, $0.2 million of which was accrued as of December 31, 2013 and paid in January 2014.

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

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”). On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. As of March 10, 2015, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. No shares have ever been purchased under the August 2006 Plan. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

During 2014, due to the exercise of stock options, additional 16,164 shares were issued from Treasury for exercises. Also, 6,000 shares were issued from Treasury on December 4, 2014 when the Board granted those shares to members of the Board as compensation for their work on the Board.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net, displayed in the Consolidated Statement of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and postretirement benefit obligations.

The after-tax components of accumulated other comprehensive loss, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Loss, Net
Balance as of December 31, 2013	$(1,110)	$367	$(743)
Current-period change before reclassifications	653	—	653
Amounts reclassified from accumulated other comprehensive income	—	(30)	(30)
Income tax provision	—	11	11
Balance as of December 31, 2014	$(457)	$348	$(109)

NOTE 15: EARNINGS PER SHARE

The Company calculates basic Earnings per Share (EPS) by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards under the 2008 Stock Incentive Plan. In determining potential dilution effect of outstanding stock options during 2014 and 2013, the Company used average common stock close price of $16.66 and $14.32, per share, respectively. Approximately 0.1 million of the Company’s stock options were excluded from the diluted EPS calculation for each of 2014 and 2013 as the effect would have been antidilutive.

NOTE 16: SEGMENT INFORMATION

The Company conducts its business as a single operating segment, consolidating all of its business units into a single reportable entity, as a seller of proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through its network marketing distribution channels operating in twenty-four countries. Each of the Company’s business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates and distributes its products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales.

The Company operates facilities in ten countries and sells product in twenty-four countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa and Mexico. Each facility services different geographic areas. We currently sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong).

Consolidated net sales shipped to customers in these regions, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

Region	2014		2013
North America	$80.8	42.5%	$82.2	46.3%
Asia/Pacific	92.4	48.6%	80.3	45.3%
EMEA	16.9	8.9%	14.9	8.4%
Total	$190.1	100.0%	$177.4	100.0%

	2014	2013
Consolidated product sales	$155.3	$143.5
Consolidated pack sales	27.8	26.2
Consolidated other, including freight	7.0	7.7
Total	$190.1	$177.4

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following regions, as follows (in millions):

Region	2014	2013
North America	$3.1	$2.4
Asia/Pacific	0.8	0.4
EMEA	0.2	0.4
Total	$4.1	$3.2

Inventory balances by region, which consist of raw materials, and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following regions as of December 31, as follows (in millions):

Region	2014	2013
North America	$4.0	$6.4
Asia/Pacific	4.3	5.3
EMEA	2.3	2.3
Total	$10.6	$14.0

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, effective August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.2	2008 Stock Incentive Plan, as amended.	S-8	333-197400	4.4	July 14, 2014
10.3	Investment Agreement by and between Mannatech and Dutchess Opportunity Fund, II, LP dated September 16, 2010.	8-K	000-24657	10.1	September 21, 2010
10.4	Amendment to Investment Agreement, dated as of October 4, 2010, by and between Mannatech and Dutchess Opportunity Fund, II, LP.	8-K	000-24657	10.1	October 5, 2010
10.5	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.6	Registration Rights Agreement by and between Mannatech and Dutchess Opportunity Fund, II, LP dated September 16, 2010.	8-K	000-24657	10.2	September 21, 2010
10.7	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.8	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.9	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.10	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998
10.11	Second Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.1	November 9, 2005
10.12	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated May 29, 1997 as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998
10.13	Third Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.2	November 9, 2005
10.14	Trademark License and Supply Agreement between Mannatech and Carrington Laboratories, Inc., dated January 25, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	January 31, 2007
10.15	Supply Agreement between Mannatech and Natural Aloe de Costa Rica, S.A. dated April 1, 2012 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 3, 2011
10.16	Supply Agreement between Mannatech (International) Limited and Marinova Pty. Limited, effective August 9, 2007 and dated May 7, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.17	Amendment to Purchase Agreement between Mannatech and Marinova PTY, Limited, dated May 6, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.4	August 11, 2008
10.18	Purchase Agreement between Mannatech and Larex, Inc., dated January 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.18	March 16, 2006
10.19	Purchase Agreement between Mannatech and Wellness Enterprises, LLC, dated February 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.19	March 16, 2006
10.20	Supply Agreement between Mannatech and Coradji PTY. Limited, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	10.1	March 29, 2005
10.21	Supply License Agreement between Mannatech and InB:Biotechnologies, Inc., dated March 22, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.2	May 10, 2006
10.22	Initial Commercial Supply and Manufacturing Agreement between Mannatech and Fine Chemetics, Inc., dated March 29, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2006
10.23	Supply Agreement between Mannatech, Incorporated, and Improve U.S.A., Inc., effective June 1, 2008, and executed May 2, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 8, 2008
10.24	Amendment to Supply Agreement between Mannatech and Improve U.S.A., dated June 1, 2011. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	August 22, 2011
10.25	Services Agreement by and between Integrated Distribution and Logistics Direct, LLC and Mannatech dated July 2, 2012 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	July 9, 2012
10.26	Sublease by and between Integrated Distribution and Logistics Direct, LLC and Mannatech, dated July 2, 2012. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.2	July 9, 2012
10.27	Amended and Restated Employment Agreement between Terry L. Persinger and Mannatech, dated June 16, 2008.	8-K	000-24657	10.1	June 20, 2008
10.28	Employment Agreement between Robert A. Sinnott, Ph.D. and Mannatech, dated October 5, 2007.	8-K	000-24657	10.3	October 11, 2007
10.29	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated January 23, 2006.	10-K	000-24657	10.32	March 16, 2006
10.30	Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated October 5, 2007.	8-K	000-24657	10.2	October 11, 2007
10.31	First Amendment to Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated December 18, 2008.	10-K	000-24657	10.24	March 12, 2009
10.32	Mutual Severance and Release Agreement by and between Stephen D. Fenstermacher and Mannatech, dated March 12, 2012	10-Q	000-24657	10.1	May 10, 2012
10.33	Employment Agreement between Terence L. O’Day and Mannatech, dated October 5, 2007.	8-K	000-24657	10.1	October 11, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.34	Employment Agreement between B. Keith Clark and Mannatech, dated October 5, 2007.	8-K	000-24657	10.4	October 11, 2007
10.35	Employment Agreement between Wayne L. Badovinus and Mannatech, dated June 4, 2008.	8-K	000-24657	10.1	June 9, 2008
10.36	Employment Agreement between Terri F. Maxwell and Mannatech, dated August 28, 2008.	8-K	000-24657	10.1	September 2, 2008
10.37	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004
10.38	Termination of Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated March 6, 2009.	8-K	000-24657	10.1	March 10, 2009
10.39	Follow-Up Agreement to Letter of Intent Agreement between Mannatech and Jett, dated September 10, 2001.	10-Q	000-24657	10.4	November 14, 2001
10.40	Letter of Understanding between Mannatech and Dr. John Axford, dated April 19, 2006.	8-K	000-24657	99.1	April 21, 2006
10.41	Extension of the Letter of Spokesperson Arrangement between Mannatech and Dr. John Axford, dated February 18, 2007.	8-K	000-24657	99.1	February 21, 2007
10.42	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.43	Amendment to Employment Agreement between Alfredo Bala and Mannatech, dated October 11, 2007.	8-K	000-24657	10.1	October 17, 2007
10.44	Clinical Research Agreement dated January 3, 2007 by and between St. George’s Hospital Medical School (trading as St George’s, University of London), and Mannatech, Inc.	10-K	000-24657	10.39	March 17,2008
10.45	Employment Agreement, effective March 2, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.1	March 6, 2009
10.46	First Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.4	December 18, 2009
10.47	Consulting Agreement, dated March 17, 2009, between Mannatech and Salinda Enterprises, LLC and Samuel L. Caster.	8-K	000-24657	10.1	March 19, 2009
10.48	Consulting Agreement, dated December 1, 2011, by and between Mannatech and WonderEnterprises, LLC (f/k/a Salinda Enterprises, LLC) and Samuel L. Caster.	10-K	000-24657	10.46	March 29, 2012
10.49	Consulting Agreement, effective January 1, 2013, by and between Mannatech and WonderEnterprises, LLC and Samuel L. Caster, dated March 6, 2013.	10-K	000-24657	10.51	March 28, 2013
10.50	Consulting Agreement, effective June 1, 2013, by and between Mannatech and WonderEnterprises, LLC and Samuel L. Caster, dated June 3, 2013.	8-K	000-24657	10.1	June 4, 2013
10.51	Consulting Agreement, effective as of December 1, 2013, by and between Mannatech and WonderEnterprises, LLC.	8-K	000-24657	10.1	December 1, 2013
10.52	Separation and Release Agreement, dated July 17, 2009 between Mannatech and Terri F. Maxwell.	8-K	000-24657	10.1	July 21, 2009
10.53	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Stephen D. Fenstermacher.	8-K	000-24657	10.1	December 18, 2009
10.54	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Robert A. Sinnott, Ph.D.	8-K	000-24657	10.2	December 18, 2009
10.55	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and B. Keith Clark.	8-K	000-24657	10.3	December 18, 2009
10.56	Separation Agreement and Release, dated March 20, 2013, by and between Mannatech and B. Keith Clark.	8-K	000-24657	10.1	March 25, 2013
10.57	Employment Agreement, dated March 4, 2013, by and between Mannatech and Roy Truett.	8-K	000-24657	10.1	March 6, 2013
10.58	Separation Agreement and General Release, dated January 30, 2014, by and between Mannatech and Roy Truett.	10-K	000-24657	10.60	March 18, 2014
14.1	Code of Ethics.	10-K	000-24657	14.1	March 16, 2007
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO USA, LLP.	*	*	*	*
23.2*	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.	*	*	*	*
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
99.1*	Financial Statement Schedule Regarding Valuation and Qualifying Accounts.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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