Form 10-Q
period 2015-03-31
MANNATECH INC
filed 2015-05-12
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended:  March 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2015, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,679,411.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2014, and the “Risk Factors” section in Part II, Item 1A of this Form 10-Q, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	March 31, 2015 (unaudited)	December 31, 2014
Cash and cash equivalents	$28,399	$27,999
Restricted cash	1,512	1,511
Accounts receivable, net of allowance of $215 and $213 in 2015 and 2014, respectively	378	504
Income tax receivable	10	4
Inventories, net	13,484	10,591
Prepaid expenses and other current assets	2,679	3,069
Deferred commissions	4,476	4,544
Deferred tax assets, net	926	1,141
Total current assets	51,864	49,363
Property and equipment, net	3,375	2,481
Construction in progress	1,299	1,622
Long-term restricted cash	6,984	7,045
Other assets	4,081	3,567
Long-term deferred tax assets, net	3,553	3,320
Total assets	$71,156	$67,398
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$1,257	$901
Accounts payable	7,375	4,252
Accrued expenses	6,001	6,356
Commissions and incentives payable	6,540	7,908
Taxes payable	2,074	2,578
Current deferred tax liability	147	123
Deferred revenue	11,387	10,890
Total current liabilities	34,781	33,008
Capital leases, excluding current portion	1,343	852
Long-term deferred tax liabilities	1	26
Other long-term liabilities	2,137	2,136
Total liabilities	38,262	36,022

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,773,972 shares issued and 2,679,411 shares outstanding as of March 31, 2015 and 2,773,972 shares issued and 2,676,077 shares outstanding as of December 31, 2014	—	—
Additional paid-in capital	40,442	40,672
Accumulated earnings	3,849	2,750
Accumulated other comprehensive income (loss)	133	(109)
Less treasury stock, at average cost, 94,561 and 97,895 shares in 2015 and 2014, respectively	(11,530)	(11,937)
Total shareholders’ equity	32,894	31,376
Total liabilities and shareholders’ equity	$71,156	$67,398

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended March 31,
	2015	2014
Net sales	$44,370	$42,963
Cost of sales	8,553	9,398
Gross profit	35,817	33,565

Operating expenses:
Commissions and incentives	17,542	16,968
Selling and administrative expenses	8,813	7,876
Depreciation and amortization	396	386
Other operating costs	6,555	6,956
Total operating expenses	33,306	32,186

Income from operations	2,511	1,379
Interest income	30	1
Other expense, net	(932)	(336)
Income before income taxes	1,609	1,044

Provision for income taxes	510	816
Net income	$1,099	$228

Earnings per common share:
Basic	$0.41	$0.09
Diluted	$0.40	$0.08

Weighted-average common shares outstanding:
Basic	2,677	2,654
Diluted	2,730	2,702

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2015	2014
Net income	$1,099	$228
Foreign currency translations	242	63
Comprehensive income	$1,341	$291

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Accumulated earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders’ equity
Balance at December 31, 2014	$—	$40,672	$2,750	$(109)	$(11,937)	$31,376
Net income	—	—	1,099	—	—	1,099
Charge related to stock-based compensation	—	141	—	—	—	141
Stock option exercises	—	(387)	—	—	407	20
Tax benefit from exercise of stock options	—	16	—	—	—	16
Foreign currency translations	—	—	—	242	—	242
Balance at March 31, 2015	$—	$40,442	$3,849	$133	$(11,530)	$32,894

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,099	$228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	396	386
Provision for inventory losses	196	851
Provision for doubtful accounts	128	166
Loss on disposal of assets	7	37
Accounting charge related to stock-based compensation expense	141	178
Tax benefit from exercise of stock options	(16)	--
Deferred income taxes	(1)	209
Changes in operating assets and liabilities:
Accounts receivable	(26)	67
Income tax receivable	(6)	(6)
Inventories	(3,124)	(895)
Prepaid expenses and other current assets	962	(378)
Deferred commissions	58	(1,398)
Other assets	(83)	512
Accounts payable	3,126	346
Accrued expenses and other liabilities	(334)	220
Taxes payable	(527)	(390)
Commissions and incentives payable	(1,347)	(3,574)
Deferred revenue	516	3,359
Change in restricted cash	9	(11)
Net cash provided by (used in) operating activities	1,174	(93)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(787)	(123)
Net cash used in investing activities	(787)	(123)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	20	—
Tax benefit from exercise of stock options	16	—
Repayment of capital lease obligations	(369)	(266)
Net cash used in financing activities	(333)	(266)
Effect of currency exchange rate changes on cash and cash equivalents	346	262
Net increase (decrease) in cash and cash equivalents	400	(220)
Cash and cash equivalents at the beginning of the period	27,999	20,395
Cash and cash equivalents at the end of the period	$28,399	$20,175
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$3,245	$851
Interest paid on capital leases	$24	$22
Assets acquired through capital leases	$1,271	$668

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2014 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2014 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 10, 2015 (the “2014 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2014 Annual Report.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. For each of the periods ended March 31, 2015 and December 31, 2014, credit card receivables were $1.6 million and $1.2 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $26.3 million and $24.8 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of March 31, 2015 and December 31, 2014, our total restricted cash was $8.5 million and $8.6 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2015 and December 31, 2014, receivables consisted primarily of amounts due from members and independent associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At March 31, 2015 and December 31, 2014, the Company held an allowance for doubtful accounts of $0.2 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of March 31, 2015 and December 31, 2014, other assets were $4.1 million and $3.6 million, respectively, and primarily consisted of deposits for building leases in various locations of $2.1 million and $1.5 million, respectively.  Additionally, included in the March 31, 2015 and December 31, 2014 balances was $1.7 million representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in the March 31, 2015 and December 31, 2014 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Other Long-Term Liabilities

Other long-term liabilities were $2.1 million at each of March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, the Company recorded $0.7 million in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes of the Company’s 10-K, filed March 10, 2015). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of March 31, 2015 and December 31, 2014, accrued restoration costs related to these leases amounted to $0.4 million. At March 31, 2015 and December 31, 2014, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.6 million (See Note 10, Employee Benefit Plans, of the Company’s 10-K, filed March 10, 2015).

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At March 31, 2015 and December 31, 2014, the Company’s deferred revenue was $11.4 million and $10.9 million, respectively. When participating in the Company’s loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied or forfeited, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited. During the third quarter of 2014, the Company modified the program to allow loyalty points to vest more quickly. The deferred revenue associated with the loyalty program at March 31, 2015 and December 31, 2014 was $9.7 million. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $4.5 million at March 31, 2015 and December 31, 2014.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2014	$5,456
Loyalty points forfeited	(4,664)
Loyalty points used	(12,348)
Loyalty points vested	19,580
Loyalty points unvested	1,679
Loyalty deferred revenue as of December 31, 2014	$9,703

Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited	(1,381)
Loyalty points used	(3,592)
Loyalty points vested	3,144
Loyalty points unvested	1,846
Loyalty deferred revenue as of March 31, 2015	$9,720

The Company estimates a sales return reserve for expected sales refunds based on historical experience over a rolling six month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded for each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the three months ended March 31, 2015, sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2015	$207
Provision related to sales made in current period	510
Adjustment related to sales made in prior periods	(43)
Actual returns or credits related to current period	(276)
Actual returns or credits related to prior periods	(158)
Sales reserve as of March 31, 2015	$240

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

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at March 31, 2015 and December 31, 2014, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$1,820	$2,118
Finished goods	13,597	10,615
Inventory reserves for obsolescence	(1,933)	(2,142)
Total	$13,484	$10,591

NOTE 3:	INCOME TAXES

For the three months ended March 31, 2015 and 2014, the Company’s effective tax rate was 31.7% and 78.1%, respectively, and was determined based on the estimated annual effective income tax rate.

The effective tax rates for the three months ended March 31, 2015 was slightly lower than what would have been expected if the U.S. federal statutory rate were applied to income before taxes. The decrease in the effective income tax rates is primarily due to favorable rate differences in foreign jurisdictions and release of valuation allowance due to profit in certain foreign jurisdictions, partially offset by permanent differences between the tax code and U.S. GAAP. The effective tax rates for the three months ended March 31, 2014 were higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain foreign deferred tax assets and the unfavorable rate differences from foreign jurisdictions.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	EARNINGS PER SHARE

The Company calculates basic Earnings Per Share (“EPS”) by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. The Company reported net income for the three months ended March 31, 2015 and approximately 0.1 million shares of the Company’s common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive. The Company reported net income for the three months ended March 31, 2014 and during that period a negligible amount of common stock subject to options was dilutive. In determining the potential dilution effect of outstanding stock options during the three months ended March 31, 2015 and 2014, the Company used the quarter’s average common stock close price of $21.36 and $16.76 per share, respectively.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserves up to 200,000 shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting held May 30, 2012 to increase the number of shares of common stock subject to the plan by 100,000. As of March 31, 2015, the 2008 Plan had 155,550 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. The Company did not grant any options during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company granted 66,000 stock options at a fair value of $12.09 per share. The Company recognized compensation expense as follows for the three months ended March 31 (in thousands):

	Three months ending March 31,
	2015	2014
Total gross compensation expense	$141	$178
Total tax benefit associated with compensation expense	31	60
Total net compensation expense	$110	$118

As of March 31, 2015, the Company expects to record compensation expense in the future as follows (in thousands):

	Nine months ending December 31,	Year ending December 31,
	2015	2016	2017	2018
Total gross unrecognized compensation expense	$278	$215	$63	$6
Tax benefit associated with unrecognized compensation expense	50	14	—	—
Total net unrecognized compensation expense	$228	$201	$63	$6

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	SHAREHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), displayed in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, represents net loss plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and post-retirement benefit obligations. The after-tax components of accumulated other comprehensive income (loss), are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2014	$(457)	$348	$(109)
Current-period change [1]	242	—	242
Balance as of March 31, 2015	$(215)	$348	$133

[1]	No amounts reclassified from accumulated other comprehensive income (loss)

NOTE 7:	LITIGATION

Patent Litigation

Mannatech, Incorporated v. Wellness Quest, LLC and Harley Reginald McDaniel, Case No. 3:14-cv-2497, U.S. District Court, for the Northern District of Texas, Dallas Division

On July 11, 2014 the Company filed a patent infringement lawsuit against Wellness Quest, LLC and Dr. H. Reginald McDaniel ("Defendants") alleging the Defendants infringe United States Patent Nos. 7,157,431 and 7,202,220, both entitled "Compositions of Plant Carbohydrates as Dietary Supplements" (the "Patents") and seeking to stop the Defendants' manufacture, offer, and sale of infringing glyconutritional dietary supplement products. On July 16, 2014, the Company filed a Motion for Preliminary Injunction preventing Defendants from infringing the Patents pending a final decision on the merits. On August 29, 2014, the Defendants filed their Response to Plaintiff's Motion for Preliminary Injunction and Brief in Support along with their Answer and Affirmative Defenses. On November 4, 2014, the Court denied the Company's Motion for Preliminary Injunction and Motion to Expedite Discovery.  On December 15, 2014, the Company deposed Dr. Reginald McDaniel. Each party has submitted its list of claim constructions/definitions and a list of the supporting authority.  Each party has filed its opening brief and its respective responsive brief. Defendants have designated an expert and the Company deposed the expert on January 27, 2015 regarding his claim construction opinions while reserving the right to examine him later regarding other matters.  Mediation on this matter was held on April 24, 2015. A settlement was not reached. The parties remain engaged in the claim construction process.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company filed its answer on March 23, 2015 denying the Plaintiffs’ allegations. The parties are in the initial stages of the discovery process. The Court has appointed a mediator; however, a date for mediation has not been scheduled.  The Court set the case for trial on March 7, 2016.  It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, the Company believes it has a valid defense and will vigorously defend this claim.

Trademark Opposition – U.S. Patent and Trademark Office ("USPTO")

United States Trademark Opposition No. 91221493, Shaklee Corporation v. Mannatech, Incorporated re: UTH

On April 15, 2015 the Company received notice that Shaklee Corporate filed a Notice of Opposition to the Company's trademark application for UTH (stylized as Ūth) with the USPTO. The Company has engaged counsel and intends to file its answer along with a counterclaim seeking to cancel Shaklee's registration of its YOUTH mark by the May 24, 2015 answer deadline.

It is not possible at this time to predict the outcome of this USPTO action or whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter.  However, the Company believes it has a valid defense and will vigorously defend this claim. This matter will remain open until it is resolved.

Administrative Proceedings

On April 12, 2015, Mannatech Korea, Ltd. filed a suit against the Busan Custom Office ("BCO") to challenge BCO's method of calculation regarding its assessment notice issued on July 11, 2013. The assessment notice included an audit of the Company's imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, which was paid in January 2014.

There are other ongoing audits in various international jurisdictions that the Company does not expect will have a material effect on our financial statements.

Litigation in General

The Company is or may become subject to claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance; however, certain costs of defending lawsuits are not covered or are only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims, in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred or as they become determinable.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2015. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2015.

	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$207	$—	$—	$207
Interest bearing deposits – various banks	15,761	—	—	15,761
Total assets	$15,968	$—	$—	$15,968
Amounts included in:
Cash and cash equivalents	$9,464	$—	$—	$9,464
Restricted cash	6,504	—	—	6,504
Total	$15,968	$—	$—	$15,968

NOTE 9:	SEGMENT INFORMATION

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

The Company operates facilities in twelve countries and sells product in twenty-four countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa and Mexico. Each facility services different geographic areas. We currently sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong).

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated net sales shipped to customers in these regions, along with pack and product information for the three months ended March 31, were as follows (in millions, except percentages):

	Three months ended March 31
Region	2015		2014
North America	$18.1	40.8%	$20.3	47.2%
Asia/Pacific	22.7	51.1%	19.0	44.2%
EMEA	3.6	8.1%	3.7	8.6%
Total	$44.4	100.0%	$43.0	100.0%

	Three months ended March 31
	2015	2014
Consolidated product sales	$34.2	$34.5
Consolidated pack sales	8.9	6.7
Consolidated other, including freight	1.3	1.8
Total	$44.4	$43.0

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, as of March 31, 2015 and December 31, 2014, reside in the following regions, as follows (in millions):

Region	March 31, 2015	December 31, 2014
North America	$3.6	$3.1
Asia/Pacific	1.0	0.8
EMEA	0.1	0.2
Total	$4.7	$4.1

Inventory balances, which consist of raw materials, work in progress, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	March 31, 2015	December 31, 2014
North America	$5.1	$4.0
Asia/Pacific	5.4	4.3
EMEA	3.0	2.3
Total	$13.5	$10.6

NOTE 10:	RECENT ACCOUNTING PRONOUNCEMENTS

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Financial Accounting Standard Board has issued Accounting Standards Update 2015-01, Income Statement—Extraordinary and Unusual Items, which eliminates from GAAP the concept of extraordinary items. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Because this standard only impacts presentation and disclosure requirements, its adoption is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2015 as compared to the same period in 2014, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measures section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high quality, proprietary nutritional supplements, topical, skin care and anti-aging products, and weight-management products that are sold through a global network marketing system. We operate in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). Our Switzerland office manages certain day-to-day business needs of non-North American markets. By the end of the third quarter of 2015, we plan to operate in Colombia.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 230,000 active independent associates and members who have purchased our products and/or packs during the last 12 months, who we refer to as active independent associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in twenty-four countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales increased $1.4 million, or 3.3%, during the three months ended March 31, 2015, as compared to the same period in 2014. For the three month period ended March 31, 2015, our net sales grew 7.4% on a Constant dollar basis (see Non-GAAP Financial Measures, below); unfavorable foreign exchange caused a $1.8 million decline in GAAP net sales as compared to the same period in 2014. In other words, sales would have been $1.8 million higher, except for the unfavorable impact of foreign exchange. Our operations outside of North America accounted for approximately 59.2% of our consolidated net sales.

The net sales comparisons for the three-month periods were affected by the North American launch of the Uth skin care product (“Uth”) in the fourth quarter of 2013 and the implementation of the loyalty program. These two items affected net sales comparability as follows:

•	During the three months ended March 31, 2015, net sales in Asia Pacific and EMEA attributable to Uth skin care products were $0.7 million. Uth skin care products were not sold in Asia Pacific or EMEA during the three months ended March 31, 2014.

•	The loyalty program increased first quarter 2015 net sales by $2.2 million, as compared to the same period in 2014.

Excluding the effects on net sales of the Uth skin care product launch and the loyalty program, net sales would have decreased by $1.2 million, or 2.8%, for the three months ended March 31, 2015, as compared to the same period in 2014. Independent associates and members decreased by 6.5% to 230,000 at March 31, 2015, compared to the same period in the prior year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	2015		2014		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$44,370	100.0%	$42,963	100.0%	$1,407	3.3%
Cost of sales	8,553	19.3%	9,398	21.9%	(845)	(9.0)%
Gross profit	35,817	80.7%	33,565	78.1%	2,252	6.7%

Operating expenses:
Commissions and incentives	17,542	39.5%	16,968	39.5%	574	3.4%
Selling and administrative expenses	8,813	19.9%	7,876	18.3%	937	11.9%
Depreciation and amortization	396	0.9%	386	0.9%	10	2.6%
Other operating costs	6,555	14.8%	6,956	16.2%	(401)	(5.8)%
Total operating expenses	33,306	75.1%	32,186	74.9%	1,120	3.5%
Income from operations	2,511	5.7%	1,379	3.2%	1,132	82.0%
Interest income	30	0.1%	1	0.0%	29	2,900.0%
Other expense, net	(932)	(2.1)%	(336)	(0.8)%	(596)	(177.4)%
Income before income taxes	1,609	3.6%	1,044	2.4%	565	54.1%
Income tax provision	510	1.1%	816	1.9%	(306)	(37.5)%
Net income	$1,099	2.5%	$228	0.5%	$871	382.0%

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

	Three months ended March 31, 2015		Three months ended March 31, 2014	Reconciliation – Constant $
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$44.4	$46.2	$43.0	$3.2	7.4%
Product	34.2	35.6	34.5	1.1	3.2%
Pack	8.9	9.2	6.7	2.5	37.3%
Other	1.3	1.4	1.8	(0.4)	(22.2)%
Deferred revenue	11.3	11.9	9.7	2.2	22.7%
Gross profit	35.8	37.1	33.6	3.5	10.4%
Income from operations	2.5	2.6	1.4	1.2	85.7%

Consolidated net sales by region for the three months ended March 31, 2015 and 2014 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

	Three months ended March 31, 2015		Three months ended March 31, 2014
North America	$18.1	40.8%	$20.3	47.2%
Asia/Pacific	22.7	51.1%	19.0	44.2%
EMEA	3.6	8.1%	3.7	8.6%
Total	$44.4	100.0%	$43.0	100.0%

Net Sales

Consolidated net sales for the three months ended March 31, 2015 increased by $1.4 million, or 3.3%, to $44.4 million, as compared to $43.0 million for the same period in 2014.

North American net sales for the three months ended March 31, 2015 decreased by $2.2 million, or 10.8%, to $18.1 million, as compared to $20.3 million for the same period in 2014. This decrease was primarily due to a 15.7% decline in active independent associates and members. These effects were partially offset by the loyalty program, which increased first quarter 2015 net sales by $1.2 million, as compared to the same period in 2014.

For the three months ended March 31, 2015, our operations outside of North America accounted for approximately 59.2% of our consolidated net sales, whereas in the same period in 2014, our operations outside of North America accounted for approximately 52.8% of our consolidated net sales.

For the three months ended March 31, 2015, Asia/Pacific net sales increased by $3.7 million, or 19.5%, to $22.7 million, as compared to $19.0 million for the same period in 2014, on an increasing average order size. The loyalty program increased first quarter 2015 net sales by $0.8 million, as compared to the same period in 2014. Uth net sales were $0.6 million during the three months ended March 31, 2015 and Uth was not sold in Asia/Pacific during the three months ending March 31, 2014. Uth sales and the loyalty program positively contributed $1.4 million net sales for the three month period ending March 31, 2015, compared to the same period in the prior year; however, foreign currency exchange had the effect of decreasing revenue by $1.3 million when the three month period ending March 31, 2015 is compared to the same period in the prior year. The currency impact is primarily due to the Japanese Yen, Korean Won, and Australian dollar. Also, the number of active independent associates and members decreased 1.9% during the three months ending March 31, 2015, compared to the same period in the prior year.

For the three months ended March 31, 2015, EMEA net sales decreased by $0.1 million, or 2.7%, to $3.6 million as compared to $3.7 million for the same period in 2014. The loyalty program increased first quarter 2015 net sales by $0.2 million, as compared to the same period in 2014. Uth net sales were $0.1 million during the three months ended March 31, 2015 and Uth was not sold in EMEA during the three months ending March 31, 2014. Active associates and members increased 16% as compared to the same period in the prior year. Foreign currency exchange had the effect of decreasing revenue by $0.5 million when the three month period ending March 31, 2015 is compared to the same period in the prior year. The currency impact is primarily due to the South Africa Rand and Euro.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of independent associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

			Change
	2015	2014	Dollar	Percentage
Consolidated product sales	$34.2	$34.5	$(0.3)	(0.9)%
Consolidated pack sales	8.9	6.7	2.2	32.8%
Consolidated other, including freight	1.3	1.8	(0.5)	(27.8)%
Total consolidated net sales	$44.4	$43.0	$1.4	3.3%

Pack sales correlate to new independent associates who purchase starter packs and to continuing independent associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing associates and members because associates and members utilize products at different volumes.

Product Sales

Our product sales are made to our independent associates at published wholesale prices. We also sell our products to members at discounted published retail prices. Product sales for the three months ended March 31, 2015 decreased by $0.3 million, or 0.9%, as compared to the same period in 2014. The decrease in product sales was primarily due to a reduction in the average order value. The average order value for the three months ended March 31, 2015 was $154 as compared to $159 for the same period in 2014. The number of orders processed during the three months ended March 31, 2015 decreased by 0.6%, as compared to the same period in 2014. Offsetting these trends, the loyalty program increased first quarter 2015 net sales by $2.2 million, as compared to the same period in 2014.

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

The dollar amount of pack sales associated with new and continuing associates was as follows, for the three months ended March 31 (in millions, except percentages):

	Three months ended March 31		Change
	2015	2014	Dollar	Percentage
New	$2.0	$2.2	$(0.2)	(9.1)%
Continuing	6.9	4.5	2.4	53.3%
Total	$8.9	$6.7	$2.2	32.8%

Total pack sales for the three months ended March 31, 2015 increased by $2.2 million, or 32.8%, to $8.9 million, as compared to $6.7 million for the same period in 2014. Average pack value for the three months ended March 31, 2015 was $236 as compared to $263 for the same period in 2014. The total number of packs sold increased by 12,200, or 47.8%, to 37,700 for the three months ended March 31, 2015, as compared to the same period in 2014.

During 2014 and continuing into 2015, we took the following actions to recruit and retain associates and members:

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

The approximate number of new and continuing active independent associates and members who purchased our packs or products during the twelve months ended March 31, 2015 and 2014 were as follows:

	2015		2014
New	108,000	47.0%	118,000	48.0%
Continuing	122,000	53.0%	128,000	52.0%
Total Active	230,000	100.0%	246,000	100.0%

Recruiting of new independent associates and members decreased 0.4% in the first quarter of 2015 as compared to the first quarter of 2014. The number of new independent associates and members for the first quarter of 2015 was approximately 25,500, as compared to 25,600 for the same period in 2014.

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

For the three months ended March 31, 2015, other sales decreased by $0.5 million, or 27.8%, to $1.3 million, as compared to $1.8 million for the same period in 2014. The decrease was primarily due to an increase in sales returns. Total revenue from freight and shipping fees was approximately $1.6 million and $1.9 million for the three month periods ended March 31, 2015 and 2014, respectively.

Gross Profit

For the three months ended March 31, 2015, gross profit increased by $2.3 million, or 6.7%, to $35.8 million, as compared to $33.6 million for the same period in 2014. For the three months ended March 31, 2015, gross profit as a percentage of net sales increased to 80.7%, as compared to 78.1% for the same period in 2014. The improvement in gross profit was due to a charge to allowance for obsolete inventory of $0.9 million during the three month period ending March 31, 2014.

Commission and Incentives

Commission expenses for the three months ended March 31, 2015 increased by 2.4%, or $0.4 million, to $16.9 million, as compared to $16.5 million for the same period in 2014. For the three months ended March 31, 2015, commissions as a percentage of net sales decreased to 38.0% from 38.3% for the same period in 2014.

Incentive costs for the three months ended March 31, 2015 increased by 40.0%, or $0.2 million, to $0.7 million, as compared to $0.5 million for the same period in 2014 due to the timing of our global incentives. For the three months ended March 31, 2015, incentives as a percentage of net sales increased to 1.5% from 1.2% for the same period in 2014.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended March 31, 2015, selling and administrative expenses increased by $0.9 million, or 11.9%, to $8.8 million, as compared to $7.9 million for the same period in 2014. The increase in selling and administrative expenses consisted primarily of a $1.2 million increase in marketing related costs related to our annual MannaFest event that occurred during the first quarter in 2015 and during the second quarter during 2014. These costs were partially offset by a $0.2 million decrease in payroll related costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2015 increased to 19.9% from 18.3% for the same period in 2014.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended March 31, 2015, other operating costs decreased by $0.4 million, or 5.8%, to $6.6 million, as compared to $7.0 million for the same period in 2014. For the three months ended March 31, 2015, other operating costs as a percentage of net sales decreased to 14.8% from 16.2% for the same period in 2014. The decrease in other operating costs was primarily due to a $0.3 million decrease in travel and entertainment costs and a $0.1 million decrease in legal costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for each of the three months ended March 31, 2015 and 2014 were $0.4 million.

Other Expense, Net

Due to foreign exchange losses, other expenses were $0.9 million and $0.3 million for the quarters ending March 31, 2015 and 2014, respectively.

Provision (benefit) for Income Taxes

Provision (benefit) for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three month periods ended March 31:

Country	2015	2014
Australia	30.0%	30.0%
Canada	26.5%	26.5%
Denmark	23.5%	23.5%
Japan	37.1%	37.1%
Mexico	30.0%	30.0%
Norway	27.0%	27.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	20.0%	21.0%
United States	37.5%	37.5%
Cyprus	12.5%	12.5%
Hong Kong	16.5%	16.5%
Ukraine	18.0%	18.0%
Gibraltar	10.0%	10.0%

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

For each of the periods ended March 31, 2015 and December 31, 2014, we maintained or increased the following valuation allowances for deferred tax assets totaling $9.6 million, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

Country	2015	2014
Mexico	$2.7	$2.7
Norway	0.1	0.1
Sweden	0.1	0.1
Switzerland	1.0	1.2
Taiwan	1.2	1.2
Ukraine	0.1	0.1
United States	4.4	4.3
Total	$9.6	$9.7

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries. For the three months ended March 31, 2015 and 2014, the Company's effective tax rate was 31.7 % and 78.1%, respectively. The effective tax rates for the three months ended March 31, 2015 was slightly lower than what would have been expected if the U.S. federal statutory rate were applied to income before taxes. Items increasing the effective income tax rate are permanent differences between the tax code and U.S. GAAP. Items decreasing the effective income tax rates are primarily due to the favorable rate differences in certain foreign jurisdictions and release of valuation allowance due to profit in certain foreign jurisdictions. For the three months ended March 31, 2014, the effective tax rates were higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain foreign deferred tax assets and the unfavorable rate differences from particular foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of March 31, 2015, our cash and cash equivalents increased by 1.4%, or $0.4 million, to $28.4 million from $28.0 million as of December 31, 2014. At March 31, 2015 and December 31, 2014, our restricted cash balances were $8.5 and $8.6 million, respectively. Finally, fluctuations in currency rates produced an increase of $0.3 million in cash and cash equivalents for the three month periods ending March 31, 2015 and 2014.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion. The quarterly cash dividend has been suspended since August 2009. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2015, our working capital increased by $0.7 million, or 4.3%, to $17.1 million from $16.4 million at December 31, 2014. The most significant changes to working capital were due to inventory and accounts payable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Provided by / (used in):	2015	2014
Operating activities	$1.2	$(0.1)
Investing activities	$(0.8)	$(0.1)
Financing activities	$(0.3)	$(0.3)

Operating Activities

Cash provided by operating activities was $1.2 million for the three months ended March 31, 2015, as compared to cash used in operating activities of $0.1 million for the same period in 2014. During the three months ended March 31, 2015, our accounts payable increased as we purchased inventory. Also, due to the timing of our commission payments, we used less cash to pay commissions during the three months ended March 31, 2015, compared to the same period in 2014.

Investing Activities

For the three months ended March 31, 2015, we invested $0.8 million in back-office software projects, compared to $0.1 million for the same period in 2014.

Financing Activities

For the three months ended March 31, 2015, we used $0.4 million in the repayment of capital lease obligations, which was partially offset by cash provided by the exercise of stock options. For the three months ended March 31, 2014, we used $0.3 million in the repayment of capital lease obligations.

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

CONTRACTUAL OBLIGATIONS

 The following summarizes our future commitments and obligations associated with various agreements and contracts as of March 31, 2015, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2015	2016	2017	2018	2019	Thereafter	Total
Financing arrangements(1)	$1,118	$767	$611	$239	$45	$11	$2,791
Purchase obligations(2)(3)	5,361	288	—	—	—	—	5,649
Operating leases	1,427	1,606	1,327	680	173	158	5,371
Post-employment royalty	10	—	—	—	—	—	10
Employment agreements	896	299	—	—	—	—	1,195
Royalty agreement	45	—	—	—	—	—	45
Tax liability (4)	34	266	485	—	—	—	785
Other obligations(5)	204	252	129	54	50	695	1,384
Total	$9,095	$3,478	$2,552	$973	$268	$864	$17,230

(1)	Includes capital lease obligations.
(2)	For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(3)	Excludes approximately $10.3 million of finished product purchase orders that may be cancelled or with delivery dates that have changed as of March 31, 2015.
(4)	Represents the tax liability associated with uncertain tax positions.
(5)	Other obligations are composed of pension obligations related to the Company's international operations (approximately $1.0 million) and lease restoration obligations (approximately $0.4 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2015.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of March 31, 2015, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at March 31, 2015
Office furniture and equipment	5 to 7 years	$0.6 million
Computer hardware and software	3 to 5 years	1.6 million
Automobiles	3 to 5 years	— million
Leasehold improvements	2 to 10 years(1)	1.2 million
Total net carrying value at March 31, 2015		$3.4 million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the three months ended March 31, 2015 and the year ended December 31, 2014.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of March 31, 2015, we recorded $0.7 million in other long-term liabilities and $0.1 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2015, we maintained a valuation allowance for deferred tax assets arising from our operations of $9.6 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of March 31, 2015, we had deferred tax assets, after valuation allowance, totaling $9.6 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of revenue. At March 31, 2015 and December 31, 2014, deferred revenue was $11.4 million and $10.9 million, respectively. During the third quarter of 2013, we started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied or forfeited, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited. During the third quarter of 2014, we modified the program to allow loyalty points to vest more quickly. The deferred revenue associated with the loyalty program at each of March 31, 2015 and December 31, 2014 was $9.7 million. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. At each of March 31, 2015 and December 31, 2014, deferred commissions were $4.5 million.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2014	$5,456
Loyalty points forfeited	(4,664)
Loyalty points used	(12,348)
Loyalty points vested	19,580
Loyalty points unvested	1,679
Loyalty deferred revenue as of December 31, 2014	$9,703

Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited	(1,381)
Loyalty points used	(3,592)
Loyalty points vested	3,144
Loyalty points unvested	1,846
Loyalty deferred revenue as of March 31, 2015	$9,720

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of March 31, 2015, we had 155,550 shares available for grant in the future. We did not grant any stock options during the three months ended March 31, 2015.

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

See Note 10, Recent Accounting Pronouncements, to our consolidated financial statements

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America (Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2015 were as follows:

	Three months ended March 31, 2015			As of March 31, 2015
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.76084	0.82330	0.78788	0.76909
Various countries (1) (Euro)	1.04993	1.21430	1.12865	1.08517
Canada (Canadian Dollar)	0.78230	0.86220	0.80808	0.79103
Czech Republic (Koruna)	0.03840	0.04380	0.04088	0.03950
Denmark (Kroner)	0.14069	0.16310	0.15160	0.14530
Hong Kong (Hong Kong Dollar)	0.12875	0.12900	0.12895	0.12896
Japan (Yen)	0.00823	0.00857	0.00839	0.00836
Mexico (Peso)	0.06419	0.06885	0.06694	0.06565
New Zealand (New Zealand Dollar)	0.72479	0.78430	0.75313	0.75293
Norway (Krone)	0.12034	0.13460	0.12930	0.12515
Republic of Korea (Won)	0.00088	0.00093	0.00091	0.00091
Singapore (Singapore Dollar)	0.71835	0.75650	0.73789	0.72792
South Africa (Rand)	0.08021	0.08805	0.08528	0.08276
Sweden (Krona)	0.11471	0.12900	0.12028	0.11633
Switzerland (Franc)	0.98100	1.17090	1.05205	1.03722
Taiwan (New Taiwan Dollar)	0.03122	0.03212	0.03168	0.03205
United Kingdom (British Pound)	1.47478	1.55780	1.51613	1.48363

(1)	Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7, “Litigation,” of our Notes to Unaudited Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

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

MANNATECH, INCORPORATED

Dated: May 12, 2015	By:	/s/ Robert A. Sinnott
Robert A. Sinnott
Chief Executive Officer and Chief Science Officer
(principal executive officer)

Dated: May 12, 2015	By:	/s/ S. Mark Nicholls
S. Mark Nicholls
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fourth Amended and Restated Bylaws of Mannatech, dated August 8, 2001 (Corrected).	10-K	000-24657	3.2	March 16, 2007
3.4	First Amendment to the Fourth Amended and Restated Bylaws of Mannatech, effective November 30, 2007.	8-K	000-24657	3.1	December 6, 2007
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1*	Executive Service Agreement between Mannatech Korea, Ltd. and Yong Jae (Patrick) Park, dated October 1, 2009.	*	*	*	*
10.2*	First Amendment to Employment Agreement between Mannatech Incorporated and Robert A. Sinnott, MNS, PhD, dated December 18, 2008.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

*	Filed herewith.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.