Form 10-Q
period 2015-06-30
MANNATECH INC
filed 2015-08-04
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2015, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,681,078.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS	June 30, 2015 (unaudited)	December 31, 2014
Cash and cash equivalents	$30,663	$27,999
Restricted cash	1,515	1,511
Accounts receivable, net of allowance of $237 and $213 in 2015 and 2014, respectively	336	504
Income tax receivable	15	4
Inventories, net	14,247	10,591
Prepaid expenses and other current assets	2,668	3,069
Deferred commissions	4,152	4,544
Deferred tax assets, net	1,184	1,141
Total current assets	54,780	49,363
Property and equipment, net	4,434	2,481
Construction in progress	439	1,622
Long-term restricted cash	7,297	7,045
Other assets	4,033	3,567
Long-term deferred tax assets, net	3,462	3,320
Total assets	$74,445	$67,398
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$761	$901
Accounts payable	6,398	4,252
Accrued expenses	6,699	6,356
Commissions and incentives payable	8,722	7,908
Taxes payable	2,538	2,578
Current deferred tax liability	129	123
Deferred revenue	9,770	10,890
Total current liabilities	35,017	33,008
Capital leases, excluding current portion	1,260	852
Long-term deferred tax liabilities	69	26
Other long-term liabilities	2,167	2,136
Total liabilities	38,513	36,022

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,773,972 shares issued and 2,681,078 shares outstanding as of June 30, 2015 and 2,773,972 shares issued and 2,676,077 shares outstanding as of December 31, 2014	—	—
Additional paid-in capital	40,408	40,672
Retained earnings	6,992	2,750
Accumulated other comprehensive loss	(141)	(109)
Treasury stock, at average cost, 92,894 shares as of June 30, 2015 and 97,895 shares as of December 31, 2014, respectively	(11,327)	(11,937)
Total shareholders’ equity	35,932	31,376
Total liabilities and shareholders’ equity	$74,445	$67,398

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$46,726	$46,302	$91,096	$89,265
Cost of sales	8,270	9,738	16,823	19,136
Gross profit	38,456	36,564	74,273	70,129

Operating expenses:
Commissions and incentives	18,887	19,782	36,429	36,750
Selling and administrative	8,598	8,946	17,411	16,822
Depreciation and amortization	495	421	891	807
Other operating costs	5,866	6,815	12,421	13,771
Total operating expenses	33,846	35,964	67,152	68,150

Income from operations	4,610	600	7,121	1,979
Interest income	31	35	61	36
Other income (expense), net	(452)	192	(1,384)	(144)
Income before income taxes	4,189	827	5,798	1,871

Provision for income taxes	(1,046)	(1,519)	(1,556)	(2,335)
Net income (loss)	$3,143	$(692)	$4,242	$(464)

Earnings (loss) per common share:
Basic	$1.17	$(0.26)	$1.58	$(0.17)
Diluted	$1.15	$(0.26)	$1.55	$(0.17)

Weighted-average common shares outstanding:
Basic	2,680	2,662	2,678	2,658
Diluted	2,729	2,662	2,730	2,658

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$3,143	$(692)	$4,242	$(464)
Foreign currency translations	(274)	566	(32)	628
Comprehensive income (loss)	$2,869	$(126)	$4,210	$164

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2014	$—	$40,672	$2,750	$(109)	$(11,937)	$31,376
Net income	—	—	4,242	—	—	4,242
Charge related to stock-based compensation	—	301	—	—	—	301
Stock option exercises	—	(581)	—	—	610	29
Tax benefit from exercise of stock options	—	16	—	—	—	16
Foreign currency translations	—	—	—	(32)	—	(32)
Balance at June 30, 2015	$—	$40,408	6,992	(141)	(11,327)	35,932

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ( loss)	$4,242	$(464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	891	807
Provision for inventory losses	345	1,630
Provision for doubtful accounts	194	186
Loss on disposal of assets	8	37
Accounting charge related to stock-based compensation expense	301	302
Tax benefit from exercise of stock options	(16)	—
Deferred income taxes	(139)	221
Changes in operating assets and liabilities:
Accounts receivable	(55)	16
Income tax receivable	(11)	(16)
Inventories	(4,242)	(896)
Prepaid expenses and other current assets	962	(79)
Other assets	(97)	(303)
Deferred commissions	351	(1,941)
Accounts payable	2,164	65
Customer deposits	—	3,075
Accrued expenses and other liabilities	177	763
Taxes payable	(17)	1,101
Commissions and incentives payable	910	(1,924)
Deferred revenue	(1,038)	4,825
Change in restricted cash	(449)	(18)
Net cash provided by operating activities	4,481	7,387
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,174)	(1,193)
Proceeds from sale of assets	—	8
Net cash used in investing activities	(1,174)	(1,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	29	70
Tax benefit from exercise of stock options	16	—
Repayment of capital lease obligations	(981)	(680)
Net cash used in financing activities	(936)	(610)
Effect of currency exchange rate changes on cash and cash equivalents	293	491
Net increase in cash and cash equivalents	2,664	6,083
Cash and cash equivalents at the beginning of the period	27,999	20,395
Cash and cash equivalents at the end of the period	$30,663	$26,478
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$3,959	$1,259
Interest paid on capital leases	$47	$52
Assets acquired through financing arrangements	$1,250	$1,562

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products. We currently sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) Europe/Middle East/Africa, (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden, and the United Kingdom); and iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. As of June 30, 2015 and December 31, 2014, credit card receivables were $2.4 million and $1.2 million, respectively. As of June 30, 2015 and December 31, 2014, cash and cash equivalents held in bank accounts in foreign countries totaled $27.9 million and $24.8 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of June 30, 2015 and December 31, 2014, our total restricted cash was $8.8 million and $8.6 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2015 and December 31, 2014, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. For each of June 30, 2015 and December 31, 2014, the Company held an allowance for doubtful accounts of $0.2 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2015 and December 31, 2014, other assets were $4.0 million and $3.6 million, respectively, and primarily consisted of deposits for building leases in various locations of $2.0 million and $1.5 million, respectively.   Additionally, included in the June 30, 2015 and December 31, 2014 balances was $1.6 million and $1.7 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in the June 30, 2015 and December 31, 2014 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Other Long-Term Liabilities

Other long-term liabilities were $2.2 million and $2.1 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company recorded $0.8 million and $0.7 million, respectively, in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes of the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed March 10, 2015). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. Accrued restoration costs related to these leases amounted to $0.4 million at June 30, 2015 and December 31, 2014. The Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.6 million at each of June 30, 2015 and December 31, 2014 (See Note 10, Employee Benefit Plans, of the Company’s 10-K, filed March 10, 2015).

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At June 30, 2015 and December 31, 2014, the Company’s deferred revenue was $9.8 million and $10.9 million, respectively. When participating in the Company’s loyalty program, customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied or forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. During the third quarter 2014, the Company modified the program to allow loyalty points to vest more quickly. The deferred revenue associated with the loyalty program at June 30, 2015 and December 31, 2014, was $7.9 million and $9.7 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $4.2 million and $4.5 million at June 30, 2015 and December 31, 2014, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2014	$5,456
Loyalty points forfeited or expired	(4,664)
Loyalty points used	(12,348)
Loyalty points vested	19,580
Loyalty points unvested	1,679
Loyalty deferred revenue as of December 31, 2014	$9,703

Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited or expired	(5,310)
Loyalty points used	(7,123)
Loyalty points vested	6,432
Loyalty points unvested	4,167
Loyalty deferred revenue as of June 30, 2015	$7,869

The Company estimates a sales return reserve for expected sales refunds based on historical experience over a rolling six month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the six months ended June 30, 2015 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2015	$207
Provision related to sales made in current period	828
Adjustment related to sales made in prior periods	(28)
Actual returns or credits related to current period	(632)
Actual returns or credits related to prior periods	(172)
Sales reserve as of June 30, 2015	$203

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and both inbound and outbound freight as a component of cost of sales.

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

Inventories consist of raw materials and finished goods, which also includes promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at June 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$1,578	$2,118
Finished goods	14,467	10,615
Inventory reserves for obsolescence	(1,798)	(2,142)
Total	$14,247	$10,591

NOTE 3:	INCOME TAXES

For the three and six months ended June 30, 2015, the Company’s effective tax rate was 25.0% and 26.8% respectively. For the three and six months ended June 30, 2014, the Company’s effective income tax rate was 183.7% and 124.8%, respectively.  For the three and six months ended June 30, 2015 and 2014, the Company’s effective tax rate was determined based on the estimated annual effective tax rate.

The effective tax rates for the three and six months ended June 30, 2015 were lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rate include the favorable rate differences from foreign jurisdictions and release of valuation allowances associated with deferred tax assets of net operating loss carryforward.

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

The Company calculates basic Earnings Per Share (“EPS”) by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. In determining the potential dilution effect of outstanding stock options during the three months ended June 30, 2015 and 2014, the Company used the quarter’s average common stock close price of $20.08 and $15.13 per share, respectively. In determining the potential dilution effect of outstanding stock options during the six months ended June 30, 2015 and 2014, the Company used the six month average common stock close price of $20.71 and $15.93 per share, respectively. The Company reported net income for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2015, approximately 0.1 million shares of the Company’s common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, (the “2008 Plan”), which reserves up to 100,000 shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting held May 30, 2012 to increase the number of shares of common stock subject to the plan by 100,000. At the 2014 Annual Shareholders’ Meeting, the 2008 Plan was amended again to increase the number of shares of common stock subject to the plan by 130,000. As of June 30, 2015, the 2008 Plan had 134,628 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended June 30, 2015 and 2014, the Company granted 20,000 and 15,000 stock options, respectively. The fair value of stock options granted during the three months ended June 30, 2015 ranged from $11.34 to $12.80 per share.  During the six months ended June 30, 2015 and 2014, the Company granted 20,000 and 81,000 stock options, respectively. The fair value of stock options granted during the six months ended June 30, 2015 ranged from $11.34 to $12.80 per share. The Company recognized compensation expense as follows for the three and six months ended June 30 (in thousands):

	Three months ending June 30		Six months ending June 30
	2015	2014	2015	2014
Total gross compensation expense	$161	$124	$301	$302
Total tax benefit associated with compensation expense	43	30	86	90
Total net compensation expense	$118	$94	$215	$212

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2015, the Company expects to record compensation expense in the future as follows (in thousands):

	Six months	Year ending December 31,
	ending December 31, 2015	2016	2017	2018
Total gross unrecognized compensation expense	$209	$262	$90	$23
Tax benefit associated with unrecognized compensation expense	46	40	12	6
Total net unrecognized compensation expense	$163	$222	$78	$17

NOTE 6:	SHAREHOLDERS’ EQUITY

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Loss, Net
Balance as of December 31, 2014	$(457)	$348	$(109)
Current-period change [1]	(32)	—	(32)
Balance as of June 30, 2015	$(489)	$348	$(141)

[1]	No amounts reclassified from accumulated other comprehensive loss

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7:	LITIGATION

Patent Litigation

Mannatech, Incorporated v. Wellness Quest, LLC and Harley Reginald McDaniel, Case No. 3:14-cv-2497, U.S. District Court, for the Northern District of Texas, Dallas Division

On July 11, 2014 the Company filed a patent infringement lawsuit against Wellness Quest, LLC and Dr. H. Reginald McDaniel (“Defendants”) alleging the Defendants infringe United States Patent Nos. 7,157,431 and 7,202,220, both entitled “Compositions of Plant Carbohydrates as Dietary Supplements” (the “Patents”) and seeking to stop the Defendants’ manufacture, offer, and sale of infringing glyconutritional dietary supplement products. On July 16, 2014, the Company filed a Motion for Preliminary Injunction preventing Defendants from infringing the Patents pending a final decision on the merits. On August 29, 2014, the Defendants filed their Response to Plaintiff’s Motion for Preliminary Injunction and Brief in Support along with their Answer and Affirmative Defenses. On November 4, 2014, the Court denied the Company’s Motion for Preliminary Injunction and Motion to Expedite Discovery.  On December 15, 2014, the Company deposed Dr. Reginald McDaniel. Each party has submitted its list of claim constructions/definitions and a list of the supporting authority.  Each party has filed its opening brief and its respective responsive brief. Defendants have designated an expert and the Company deposed the expert on January 27, 2015 regarding his claim construction opinions while reserving the right to examine him later regarding other matters.  Mediation on this matter was held on April 24, 2015. A settlement was not reached.

On May 12, 2015 the Company received notice of an Order of Transfer advising that the case had been reassigned from Judge Ed Kinkeade to Judge David C. Godbey for all further proceedings. On July 20, 2015, the Court issued its Markman ruling adopting the Company’s proposed claim construction for all disputed terms except for “dietary supplement composition” which it found needed no construction. This matter remains open.

Mannatech, Incorporated v. RBC Life Sciences, Inc. and RBC Life Sciences USA, Inc,. Case No. 3:15-cv-01321-N, U.S. District Court, for the Northern District of Texas, Dallas Division

On April 28, 2015 the Company filed a patent infringement lawsuit against RBC Life Sciences, Inc. and RBC Life Sciences USA, Inc. (“Defendants”) alleging the Defendants infringe United States Patent Nos. 7,157,431 and 7,202,220, both entitled “Compositions of Plant Carbohydrates as Dietary Supplements” (the “Patents”) and seeking to stop their manufacture, offer, and sale of infringing glyconutritional dietary supplement products. The Defendants filed their answer and have asserted counterclaims alleging, among other things, invalidity and non-infringement. On May 12, 2015 the Company received notice of an Order of Transfer advising that the case had been reassigned from Judge Ed Kinkeade to Judge David C. Godbey for all further proceedings. The parties filed the Case Management Report with the Court on June 24, 2015. The Company filed its answer to Defendants’ counterclaims on June 29, 2015.

On July 28, 2015, the parties filed a Joint Motion for Entry of Final Judgment with the Court seeking the entry of a Final Judgment and Permanent Injunction (“Final Judgment”).  Effective immediately under the proposed Final Judgment, the Defendants would be enjoined from making the infringing products in the United States; importing the infringing products into the United States; and marketing products marked with the trademarks VITALOE® and IMMUNE 360® as “glyconutrients.” After October 31, 2015, Defendants would be enjoined from selling the infringing products as currently formulated in the United States for the terms of the Patents. Subject to Defendants performance of the above obligations, the Company will release Defendants of all infringement claims asserted in the lawsuit and the Defendants, subject to the Company’s performance of its obligations under the Agreement will release the Company from all claims asserted in its counterclaims and further agree to not challenge, or cause to be challenged, the validity or enforceability of the Patents. This matter remains open until the Court issues the final order.

These lawsuits continue the Company’s enforcement of its patent rights, and the Company intends to vigorously prosecute these matters.  Based on the previous successful patent infringement lawsuits against Country Life, LLC, Glycobiotics International, Inc., Techmedica Health, Inc., IonX Holdings, Inc., Boston Mountain Laboratories, Inc., Green Life, LLC, and Xiong Lo, the Company believes there is a strong likelihood that it will obtain permanent injunctions against the manufacture and sale of any infringing products for the duration of the Company’s patents.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Breach of Contract

Diana Anselmo and New Day Today Corporation v. Mannatech, Incorporated, Case No. DC-15-01904, 192nd Judicial District Court, Dallas County, Texas

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

The Company filed its answer on March 23, 2015 denying the Plaintiffs’ allegations.  The Court set the case for trial on March 7, 2016.  The Court has appointed a mediator and has ordered that mediation must be conducted no later than February 7, 2016. The parties remain engaged in the discovery process. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, the Company believes it has a valid defense and will vigorously defend this claim.

Trademark Opposition – U.S. Patent and Trademark Office (“USPTO”)

United States Trademark Opposition No. 91221493, Shaklee Corporation v. Mannatech, Incorporated re: UTH

On April 15, 2015 the Company received notice that Shaklee Corporation filed a Notice of Opposition to the Company’s trademark application for UTH (stylized as Ūth) with the USPTO. On May 19, 2015, the Company filed an answer to the opposition and also filed a counterclaim seeking to cancel Shaklee’s registration of its YOUTH mark. Shaklee filed an extension to oppose the UTH mark on June 18, 2015, and the request to extend time to oppose was granted until July 18, 2015. Shaklee filed a second extension on July 17, 2015, and the request to extend time to oppose has been granted until September 16, 2015.

It is not possible at this time to predict the outcome of this USPTO action or whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter.  However, the Company believes it has a valid defense and will vigorously defend this claim. This matter will remain open until it is resolved.

Administrative Proceedings

On April 12, 2015, Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013. The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, which was paid in January 2014. No court date has been set.

There are other ongoing audits in various international jurisdictions that the Company does not expect will have a material effect on our financial statements.

Arbitration Proceeding

Mannatech v. Samuel L. Caster and Wonder Enterprises, LLC, Demand for Arbitration

On May 29, 2015 the Company initiated arbitration proceedings against Samuel L. Caster and Wonder Enterprises, LLC (“Respondents”) alleging breach of contract by Mr. Caster and his company, Wonder Enterprises, in a series of consulting agreements entered into by the parties. Mannatech seeks to recover actual damages, costs of court and prejudgment interest together with disgorgement of all benefits received by Caster. The Company estimates its damages to be between $500,000 and $3,500,000. On June 12, 2015 Respondents contacted the Company’s counsel to request mediation. The parties have agreed to mediate; mediation has been set for August 17, 2015.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Fair Value Measurements and Disclosure Topic 820 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2015.

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2015 and December 31, 2014.

June 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$18	$—	$—	$18
Interest bearing deposits – various banks	20,599	—	—	20,599
Total assets	$20,617	$—	$—	$20,617
Amounts included in:
Cash and cash equivalents	$13,774	$—	$—	$13,774
Restricted cash	6,843	—	—	6,843
Total	$20,617	$—	$—	$20,617

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$392	$—	$—	$392
Interest bearing deposits – various banks	12,322	—	—	12,322
Total assets	$12,714	$—	$—	$12,714
Amounts included in:
Cash and cash equivalents	$6,159	$—	$—	$6,159
Restricted cash	738	—	—	738
Long-term restricted cash	5,817	—	—	5,817
Total	$12,714	$—	$—	$12,714

NOTE 9:	SEGMENT INFORMATION

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

The Company operates facilities in twelve countries and sells product in twenty-four countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, Mexico, Singapore and Hong Kong. Each facility services different geographic areas. We currently sell our products in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong).

Consolidated net sales shipped to customers in these regions, along with pack and product sales information for the three and six months ended June 30, are as follows (in millions, except percentages):

	Three months				Six months
Region	2015		2014		2015		2014
North America	$18.8	40.3%	$20.9	45.1%	$36.9	40.5%	$41.2	46.1%
Asia/Pacific	23.6	50.5%	21.4	46.3%	46.3	50.8%	40.4	45.3%
EMEA	4.3	9.2%	4.0	8.6%	7.9	8.7%	7.7	8.6%
Totals	$46.7	100.0%	$46.3	100.0%	$91.1	100.0%	$89.3	100.0%

	Three months		Six months
	2015	2014	2015	2014
Consolidated product sales	$36.3	$37.2	$70.5	$71.7
Consolidated pack sales	8.9	7.3	17.8	14.0
Consolidated other, including freight	1.5	1.8	2.8	3.6
Consolidated total net sales	$46.7	$46.3	$91.1	$89.3

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-lived assets, which include property, equipment and construction in progress for the Company and its subsidiaries, reside in the following regions in the following amounts (in millions):

Region	June 30, 2015	December 31, 2014
North America	$3.8	$3.1
Asia/Pacific	1.0	0.8
EMEA	0.1	0.2
Total	$4.9	$4.1

Inventory balances by region, which consist of raw materials, work in progress, finished goods, and promotional materials, as offset by obsolete inventories, were as follows (in millions):

Region	June 30, 2015	December 31, 2014
North America	$5.1	$4.0
Asia/Pacific	6.5	4.3
EMEA	2.6	2.3
Total	$14.2	$10.6

NOTE 10:	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods to customers in an amount that reflects the consideration to which the entity expects in exchange for those goods. To achieve that core principle, an entity should apply the following steps:

-Step 1: Identify the contract(s) with a customer.
-Step 2: Identify the performance obligations in the contract.
-Step 3: Determine the transaction price.
-Step 4: Allocate the transaction price to the performance obligations in the contract.
-Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The standard is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures.) Early application is not permitted.  Management is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2018.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items, which eliminates from GAAP the concept of extraordinary items. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Because this standard only impacts presentation and disclosure requirements, its adoption is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which adds guidance to Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software.  The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted.  Management is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which provides guidance to more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For Mannatech, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and six months ended June 30, 2015 as compared to the same period in 2014, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  Refer to the Non-GAAP Financial Measures section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 228,000 active independent associates and members who have purchased our products and/or packs within the last 12 months, who we refer to as active independent associates and members. New recruits and pack sales are leading indicators for the long-term success of our business. New recruits include new independent associates and members purchasing our packs and products for the first time. We operate as a seller of nutritional supplements, topical skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in twenty-four countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales increased $0.4 million, or 0.9% during the three months ended June 30, 2015, as compared to the same period in 2014, and overall net sales increased $1.8 million, or 2.1% during the six months ended June 30, 2015, as compared to the same period in 2014. For the three and six months ended June 30, 2015, our operations outside of North America accounted for approximately 59.7% and 59.5%, respectively, of our consolidated net sales.

The net sales comparisons for the three- and six-month periods were affected by the loyalty program and the translation of foreign currency into U.S. dollars. The loyalty program increased second quarter 2015 net sales by $3.2 million and increased net sales for the six months ended June 30, 2015 by $5.5 million, as compared to the same periods in 2014. These increases were offset by foreign exchange losses.  Excluding the effects on net sales of the loyalty program, net sales would have decreased by $2.8 million, or 6.0% for the three months ended June 30, 2015, and by $3.7 million, or 4.1%, for the six months ended June 30, 2015, as compared to the same periods in 2014.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have increased $3.5 million and $6.7 million for the three and six months ended June 30, 2015, respectively. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	2015		2014			Change from 2015 to 2014
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$46,726	100.0%	$46,302	100.0%	$424	0.9%
Cost of sales	8,270	17.7%	9,738	21.0%	(1,468)	(15.1)%
Gross profit	38,456	82.3%	36,564	79.0%	1,892	5.2%

Operating expenses:
Commissions and incentives	18,887	40.4%	19,782	42.7%	(895)	(4.5)%
Selling and administrative expenses	8,598	18.4%	8,946	19.3%	(348)	(3.9)%
Depreciation and amortization	495	1.1%	421	0.9%	74	17.6%
Other operating costs	5,866	12.5%	6,815	14.7%	(949)	(13.9)%
Total operating expenses	33,846	72.4%	35,964	77.6%	(2,118)	(5.9)%
Income from operations	4,610	9.9%	600	1.4%	4,010	668.3%
Interest income	31	0.1%	35	0.1%	(4)	(11.4)%
Other income (expense), net	(452)	(1.0)%	192	0.4%	(644)	(335.4)%
Income before income taxes	4,189	9.0%	827	1.9%	3,362	406.5%
Provision for income taxes	(1,046)	(2.3)%	(1,519)	(3.3)%	473	31.1%
Net income (loss)	$3,143	6.7%	$(692)	1.4%	$3,835	554.2%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	2015		2014		Change from 2015 to 2014
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$91,096	100.0%	$89,265	100.0%	$1,831	2.1%
Cost of sales	16,823	18.5%	19,136	21.4%	(2,313)	(12.1)%
Gross profit	74,273	81.5%	70,129	78.6%	4,144	5.9%

Operating expenses:
Commissions and incentives	36,429	40.0%	36,750	41.2%	(321)	(0.9)%
Selling and administrative expenses	17,411	19.1%	16,822	18.8%	589	3.5%
Depreciation and amortization	891	1.0%	807	0.9%	84	10.4%
Other operating costs	12,421	13.6%	13,771	15.4%	(1,350)	(9.8)%
Total operating expenses	67,152	73.7%	68,150	76.3%	(998)	(1.5)%
Income from operations	7,121	7.8%	1,979	2.3%	5,142	259.8%
Interest income	61	0.1%	36	0.0%	25	69.4%
Other expense, net	(1,384)	(1.5)%	(144)	(0.2)%	(1,240)	861.1%
Income before income taxes	5,798	6.4%	1,871	2.1%	3,927	209.9%
Provision for income taxes	(1,556)	(1.7)%	(2,335)	(2.6)%	779	33.4%
Net income (loss)	$4,242	4.7%	$(464)	(0.5)%	$4,706	1,014.2%

Non-GAAP Financial Measures

To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: Net Sales, Gross Profit, and Income from Operations. We refer to these adjusted financial measures as Constant dollar items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current year results and prior year results at a constant exchange rate, which is the prior year’s rate. Currency impact is determined as the difference between actual growth rates and constant currency growth rates. Dollar amounts set forth below are expressed in millions.

Three month period ended	June 30, 2015		June 30, 2014	Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$46.7	$49.8	$46.3	$3.5	7.6%
Product	36.3	38.7	37.2	1.5	4.0%
Pack	8.9	9.6	7.3	2.3	31.5%
Other	1.5	1.5	1.8	(0.3)	(16.7)%
Gross Profit	38.5	40.9	36.6	4.3	11.7%
Income from Operations	4.6	5.1	0.6	4.5	750.0%

Six month period ended	June 30, 2015		June 30, 2014	Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$91.1	$96.0	$89.3	$6.7	7.5%
Product	70.5	74.3	71.7	2.6	3.6%
Pack	17.8	18.8	14.0	4.8	34.3%
Other	2.8	2.9	3.6	(0.7)	(19.4)%
Gross Profit	74.3	78.2	70.1	8.1	11.6%
Income from Operations	7.1	7.7	2.0	5.7	285.0%

Consolidated net sales by region for the three months ended June 30, 2015 and 2014 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Region	2015		2014
North America	$18.8	40.3%	$20.9	45.1%
Asia/Pacific	23.6	50.5%	21.4	46.3%
EMEA	4.3	9.2%	4.0	8.6%
Total	$46.7	100.0%	$46.3	100.0%

Consolidated net sales by region for the six months ended June 30, 2015 and 2014 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Region	2015		2014
North America	$36.9	40.5%	$41.2	46.1%
Asia/Pacific	46.3	50.8%	40.4	45.3%
EMEA	7.9	8.7%	7.7	8.6%
Total	$91.1	100.0%	$89.3	100.0%

Net Sales

Consolidated net sales for the three months ended June 30, 2015 increased by $0.4 million, or 0.9%, to $46.7 million as compared to the same period in 2014. Consolidated net sales for the six months ended June 30, 2015 increased by $1.8 million, or 2.1%, to $91.1 million as compared to the same period in 2014.

North American net sales decreased by $2.1 million, or 10.0%, to $18.8 million for the three months ended June 30, 2015 as compared to the same period in 2014. North American net sales decreased by $4.3 million, or 10.4%, to $36.9 million for the six months ended June 30, 2015 as compared to the same period in 2014. For the three and six months ended June 30, 2015, revenue per active associate and member increased while the number of associates decreased.  Net sales comparisons for the three- and six-month periods were affected by the loyalty program.  Excluding the effects on net sales of the loyalty program, net sales in North America would have declined by $3.6 million, or 17.2%, for the three months ended June 30, 2015, and by $7.0 million, or 17.0%, for the six months ended June 30, 2015, as compared to the same periods in 2014.

For the three and six months ended June 30, 2015, our operations outside of North America accounted for approximately 59.7% and 59.5%, respectively, of our consolidated net sales, whereas in the same period in 2014, our operations outside of North America accounted for approximately 54.9% and 53.9%, respectively, of our consolidated net sales.

Asia/Pacific net sales increased by $2.2 million, or 10.3%, to $23.6 million for the three months ended June 30, 2015. For the three months ended June 30, 2015, compared to the same period in 2014, the number of active members increased and the revenue per active associate and member increased. Net sales comparisons for the second quarter were affected by the loyalty program and the translation of foreign currency into U.S. dollars. Excluding the effects on net sales of the loyalty program, net sales in Asia/Pacific would have increased by $1.0 million, or 4.7%, for the second quarter 2015 as compared to the same period in 2014. In Constant dollars (a non-GAAP financial measure discussed in more detail above), net sales would have increased to $25.9 million, or 21.0%. The currency impact was primarily due to depreciation of the Korean Won, the Japanese Yen and the Australian Dollar.

Asia/Pacific net sales increased by $5.9 million, or 14.6%, to $46.3 million for the six months ended June 30, 2015 as compared to the same period in 2014. For the six months ended June 30, 2015, compared to the same period in 2014, the number of active members increased and the revenue per active associate and member increased.  Net sales comparisons for the six months ended June 30, 2015 were affected by the loyalty program and the translation of foreign currency into U.S. dollars.  Excluding the effects on net sales of the loyalty program, net sales in Asia/Pacific would have increased by $3.8 million, or 9.4%, for the six months ended June 30, 2015 as compared to the same period in 2014. In Constant dollars (a non-GAAP financial measure discussed in more detail above), net sales would have increased to $50.0 million, or 23.8%. The currency impact was primarily due to depreciation of the Korean Won, the Japanese Yen and the Australian Dollar.

EMEA net sales increased by $0.3 million, or 7.5%, to $4.3 million for the three months ended June 30, 2015 as compared to the same period in 2014.  For the three months ended June 30, 2015, compared to the same period in 2014, the number of active associates increased and the revenue per active associate and member decreased. Net sales comparisons for the second quarter were affected by the loyalty program and the translation of foreign currency into U.S. dollars.  Excluding the effects on net sales of the loyalty program, net sales in EMEA would have decreased by $0.2 million, or 5.0%, for the second quarter 2015 as compared to the same period in 2014. In Constant dollars (a non-GAAP financial measure discussed in more detail above), net sales for the three months ended June 30, 2015 would have increased 25.0% to $5.0 million; the currency impact was primarily due to the depreciation of the South African Rand and the Euro.

EMEA net sales increased by $0.2 million, or 2.6%, to $7.9 million for the six months ended June 30, 2015 as compared to the same period in 2014. For the six months ended June 30, 2015, compared to the same period in 2014, the number of active associates increased and the revenue per active associate and member decreased. Net sales comparisons for the six months ended June 30, 2015 were affected by the loyalty program and the translation of foreign currency into U.S. dollars. Excluding the effects on net sales of the loyalty program, net sales in EMEA would have decreased by $0.5 million, or 6.5%, for the six months ended June 30, 2015 as compared to the same period in 2014. In Constant dollars (a non-GAAP financial measure discussed in more detail above), net sales for the six months ended June 30, 2015 would have increased 16.9% to $9.0 million; the currency impact was primarily due to the depreciation of the South African Rand and the Euro.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

	Three Months		Change
	2015	2014	Dollar	Percentage
Consolidated product sales	$36.3	$37.2	$(0.9)	(2.4)%
Consolidated pack sales	8.9	7.3	1.6	21.9%
Consolidated other, including freight	1.5	1.8	(0.3)	(16.7)%
Total consolidated net sales	$46.7	$46.3	$0.4	0.9%

	Six Months		Change
	2015	2014	Dollar	Percentage
Consolidated product sales	$70.5	$71.7	$(1.2)	(1.7)%
Consolidated pack sales	17.8	14.0	3.8	27.1%
Consolidated other, including freight	2.8	3.6	(0.8)	(22.2)%
Total consolidated net sales	$91.1	$89.3	$1.8	2.1%

Pack sales correlate to new associates who purchase starter packs and to continuing associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing associates and members because associates and members utilize products at different volumes.

Product Sales

Product sales for the three months ended June 30, 2015 decreased by $0.9 million or 2.4% as compared to the same period in 2014 impacted by a 3.7% decrease in orders and a decrease in average order value. The average order value for the three months ended June 30, 2015 was $156 as compared to $165 for the same period in 2014.

Product sales for the six months ended June 30, 2015 decreased by $1.2 million, or 1.7%, as compared to the same period in 2014 driven by a 3.5% decrease in orders and a decrease in average order value. The average order value for the six months ended June 30, 2015 was $155, as compared to $159 for the same period in 2014.

With respect to our loyalty program, we defer the dollar equivalent in revenue of loyalty points until we recognize the revenue attributable to points that are applied or forfeited or expired (see Revenue Recognition and Deferred Commissions in Note 1). This year, as associates and members are utilizing more loyalty points, we are able to recognize more revenue compared to the same periods last year, resulting in a $3.2 million increase in revenue for the three months ending June 30, 2015 and a $5.5 million increase in revenue for the six months ending June 30, 2015.

Pack Sales

Packs may be purchased by our independent associates who wish to build a Mannatech business. These packs contain product which is discounted from both the published retail and Associate price. There are several pack options available to our independent associates. In certain markets, pack sales are completed during the final stages of the registration process and can provide new independent associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building independent associates can also purchase an upgrade pack, which provides the associate with additional promotional materials, additional products, and eligibility for additional commissions and incentives. Many of our business-building independent associates also choose to purchase renewal packs to satisfy annual renewal requirements to continue to earn various commissions.

The dollar amount of pack sales associated with new and continuing independent associates was as follows, for the three and six months ended June 30 (in millions, except percentages):

	Three Months ended June 30		Change
	2015	2014	Dollar	Percentage
New	$2.4	$2.4	$0.0	0.0%
Continuing	6.5	4.9	1.6	32.7%
Total	$8.9	$7.3	$1.6	21.9%

	Six Months ended June 30		Change
	2015	2014	Dollar	Percentage
New	$4.3	$4.5	$(0.2)	(4.4)%
Continuing	13.5	9.5	4.0	42.1%
Total	$17.8	$14.0	$3.8	27.1%

Total pack sales for the three months ended June 30, 2015 increased by $1.6 million, or 21.9%, to $8.9 million, as compared to $7.3 million for the same period in 2014 reflecting a 10.2% increase in new associates, an increase in average pack value and an increase in the total number of packs sold. Average pack value for the three months ended June 30, 2015 was $249 as compared to $240 for the same period in 2014. During the three month period ended June 30, 2015, the total number of packs sold increased by 5,500, or 18.1%, to 35,900.

Total pack sales for the six months ended June 30, 2015 increased by $3.8 million, or 27.1%, to $17.8 million, as compared to $14.0 million for the same period in 2014 reflecting a 14.8% increase in new associates and an increase in the total number of packs sold. Average pack value for the six months ended June 30, 2015 was $242, as compared to $250 for the same period in 2014. The total number of packs sold increased by 17,700, or 31.7%, to 73,600.

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

The approximate number of new and continuing independent associates and members who purchased our packs or products during the twelve months ended June 30, 2015 and 2014 were as follows:

	2015		2014
New	102,000	44.8%	113,000	47.3%
Continuing	126,000	55.2%	126,000	52.7%
Total	228,000	100.0%	239,000	100.0%

Recruiting decreased 18.7% in the second quarter of 2015 as compared to the second quarter of 2014 as the increase in new associates was offset by a decrease in new members. The number of new independent associates and members for the second quarter of 2015 was approximately 25,600, as compared to 31,500 in 2014.

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

For the three months ended June 30, 2015, other sales decreased by $0.3 million, or 16.7%, to $1.5 million, as compared to $1.8 million for the same period in 2014 due to decreases in freight and shipping, event revenues and Success Tracker sales. Other sales for the six months ended June 30, 2015 decreased by $0.8 million, or 22.2%, to $2.8 million, as compared to $3.6 million for the same period in 2014. The decrease was primarily due to rising sales returns and decreases in freight and shipping, Success Tracker sales and event revenue.

Gross Profit

During the three months ended June 30, 2015, gross profit increased by $1.9 million, or 5.2%, to $38.5 million, as compared to $36.6 million for the same period in 2014 primarily due to a decrease in cost of sales.  Cost of sales was $8.3 million, a decrease of 15.1% as compared to $9.7 million in the second quarter 2014 due to foreign exchange and a smaller charge for obsolete inventory of $0.1 million during the second quarter as compared to a charge of $0.8 million during the same period in 2014.  For the three months ended June 30, 2015, gross profit as a percentage of net sales increased to 82.3%, as compared to 79.0% for the same period in 2014.

For the six months ended June 30, 2015 and 2014, gross profit increased by $4.2 million, or 5.9%, to $74.3 million, as compared to $70.1 million for the same period in 2014, primarily due to a decrease in cost of sales. For the six months ended June 30, 2015, gross profit as a percentage of net sales increased to 81.5%, as compared to 78.6% for the same period in 2014.

Commissions and Incentives

Commission costs for the three months ended June 30, 2015 decreased by $0.6 million, to $18.2 million, as compared to $18.8 million for the same period in 2014. The decrease in commissions was due to the decrease in commissionable net sales.  For the three months ended June 30, 2015, commissions as a percentage of net sales decreased to 38.9% from 40.6% for the same period in 2014 due to the commission expense in 2014 on the Uth pre-launch and launch activities in certain Asia/Pacific markets. We recognized $2.8 million in revenue related to these activities during the third quarter of 2014.

Commission costs for the six months ended June 30, 2015 decreased by $0.2 million to $35.0 million, compared to $35.2 million for the same period in 2014. The decrease in commissions was due to the decrease in commissionable net sales. For the six months ended June 30, 2015, commissions as a percentage of net sales decreased to 38.5% from 39.5% for the same period in 2014.

Incentive costs for the three months ended June 30, 2015 decreased by $0.3 million, to $0.7 million, as compared to $1.0 million for the same period in 2014.  For the three months ended June 30, 2015, the costs of incentives as a percentage of net sales decreased to 1.5% from 2.2% for the same period in 2014.

Incentive costs for the six months ended June 30, 2015 decreased by $0.2 million, to $1.4 million, as compared to $1.6 million for the same period in 2014.  For the six months ended June 30, 2015, the costs of incentives as a percentage of net sales decreased to 1.5%, as compared to 1.7% for the same period in 2014.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, marketing-related expenses, and costs related to hosting our corporate-sponsored events.

For the three months ended June 30, 2015, selling and administrative expenses increased by $0.3 million, or 3.9%, to $8.6 million, as compared to $8.9 million for the same period in 2014 due primarily to decreased warehousing and marketing costs. Selling and administrative expenses as a percentage of net sales for the three months ended June 30, 2015 decreased to 18.4% from 19.3% for the same period in 2014.

For the six months ended June 30, 2015, selling and administrative expenses increased by $0.6 million, or 3.5%, to $17.4 million, as compared to $16.8 million for the same period in 2014 due primarily to increases in marketing costs. Selling and administrative expenses as a percentage of net sales for the six months ended June 30, 2015 increased to 19.1% from 18.8% for the same period in 2014.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses.

For the three months ended June 30, 2015, other operating costs decreased 13.9% to $5.9 million, due primarily to decreases in travel costs, office expenses and credit card processing fees. For the three months ended June 30, 2015, other operating costs as a percentage of net sales decreased to 12.5% from 14.7% for the same period in 2014 as expenses decreased.  For the six months ended June 30, 2015, other operating costs decreased by $1.4 million to $12.4 million, compared to $13.8 million for the same period in 2014, due primarily to decreases in travel, credit card processing fees and legal expenses. For the six months ended June 30, 2015, other operating costs as a percentage of net sales decreased to 13.6% from 15.4% for the same period in 2014 as expenses decreased.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2015 increased to $0.5 million, as compared to $0.4 million for the same period in 2014.

Depreciation and amortization expense for the six months ended June 30, 2015 increased to $0.9 million, as compared to $0.8 million for the same period in 2014.

Other Expense, Net

Due to foreign exchange losses, other income (expense), net for the three months ended June 30, 2015 was ($0.5) million, as compared to other income (expense), net of $0.2 million for the same period in 2014. Other income (expense), net for the six months ended June 30, 2015 was ($1.4) million, as compared to other income (expense), net of ($0.1) million for the same period in 2014, due to foreign exchange losses.

Provision for Income Taxes

Provision for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows for the three and six months ended June 30:

Country	2015	2014
Australia	30.0%	30.0%
Canada	26.5%	26.5%
Denmark	23.5%	23.5%
Japan	35.4%	37.1%
Mexico	30.0%	30.0%
Norway	27.0%	27.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	20.0%	21.0%
United States	37.5%	37.5%
Cyprus	12.5%	12.5%
Hong Kong	16.5%	16.5%
Ukraine	18.0%	18.0%
Gibraltar	10.0%	10.0%
Colombia	34.0%	—%

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of the Tax Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction.

For each of the periods ended June 30, 2015 and December 31, 2014, we maintained the following valuation allowances for deferred tax assets totaling $9.3 million and $9.7 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in Topic 740, cannot be met (in millions):

Country	June 30, 2015	December 31, 2014
Mexico	$2.7	$2.7
Norway	0.1	0.1
Sweden	0.1	0.1
Switzerland	0.8	1.2
Taiwan	1.2	1.2
Ukraine	0.1	0.1
United States	4.3	4.3
Total	$9.3	$9.7

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three and six months ended June 30, 2015, the Company’s effective income tax rate was 25.0% and 26.8% respectively, as compared to 183.7% and 124.8%, respectively, for the same periods in 2014.

The effective tax rates for the three and six months ended June 30, 2015 were lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rate include the favorable rate differences from foreign jurisdictions and release of valuation allowances associated with deferred tax assets of net operating loss carryforward.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of June 30, 2015, our cash and cash equivalents increased by 9.5%, or $2.7 million, to $30.7 million from $28.0 million as of December 31, 2014. Our restricted cash balance increased during the six months ended June 30, 2015 by $0.3 million to $8.8 million from $8.6 million. Fluctuations in currency rates produced an increase of $0.3 million in cash and cash equivalents during the six months ended June 30, 2015.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion. The quarterly cash dividend has been suspended since August 2009. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2015, our working capital increased by $3.4 million to $19.8 million from $16.4 million at December 31, 2014. The increase in working capital is primarily related to an increase in cash and inventories, offset by an increase in accounts payable. Our working capital is also significantly impacted by deferred revenue and deferred costs (see Revenue Recognition and Deferred Commissions in Note 1: Organization and Summary of Significant Accounting Policies of the unaudited consolidated financial statements).

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Provided by/(used in):	2015	2014
Operating activities	$4.5	$7.4
Investing activities	$(1.2)	$(1.2)
Financing activities	$(0.9)	$(0.6)

Operating Activities

Cash provided by operating activities was $4.5 million for the six months ended June 30, 2015, as compared to cash provided by operating activities of $7.4 million for the same period in 2014. Operating cash flow declined due to the purchases of inventories and decreases in deferred revenue, deferred costs and customer deposits. We defer certain components of our revenue and commission expense as discussed in Revenue Recognition and Deferred Commissions in Note 1 Organization and Summary of Significant Accounting Policies. We defer the recognition of revenue on payments received and related commission expenses on payments made. Payments received related to the revenue deferral were a use of $1.0 million cash for the six months ended June 30, 2015, as compared to a source of $4.8 million for the same period in 2014. Commission payments related to the reduced expense deferral was a source of $0.4 million in cash for the six months ended June 30, 2015, as compared to a use of $1.9 million for the same period in 2014.  Additionally, our June 30, 2014 balance sheet included $3.1 million in customer deposits from pre-launch activities of the Uth skin care product in certain Asia/Pacific markets.  We had no customer deposits at June 30, 2015.

Investing Activities

For each of the six months ended June 30, 2015 and 2014, we invested cash of $1.2 million. During the six months ended June 30, 2015, we invested $0.9 million in back-office software projects and $0.3 million in leasehold improvements in various international offices and training centers.

Financing Activities

For the six months ended June 30, 2015 and 2014, we used $1.0 million and $0.7 million, respectively, in repayment of capital lease obligations which was partially offset by cash provided by the exercise of stock options. We received less than $0.1 million during the six months ended June 30, 2015 as compared to approximately $0.1 million during the six months ended June 30, 2014 in proceeds from stock option exercises.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of June 30, 2015, for the years ending December 31 (in thousands):

	Remaining 2015	2016	2017	2018	2019	2020	Thereafter	Total
Capital lease obligations and other financing	529	749	607	242	54	14	—	2,195
Purchase obligations(1) (2)	5,261	288	—	—	—	—	—	5,549
Operating leases	961	1,651	1,348	698	192	35	—	4,885
Employment agreements	722	738	—	—	—	—	—	1,460
Royalty agreement	24	—	—	—	—	—	—	24
Tax liability (3)	34	268	497	—	—	—	—	799
Other obligations(4)	199	247	146	53	49	49	659	1,402
Total commitments and obligations	7,730	3,941	2,598	993	295	98	659	16,314

(1)	For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)	Excludes approximately $6.5 million of finished product purchase orders that may be cancelled or delivery dates changed as of June 30, 2015.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 3 "Income Taxes" to our consolidated financial statements.
(4)	Other obligations are composed of pension obligations related to the Company’s international operations (approximately $1.0 million) and lease restoration obligations (approximately $0.4 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2015:

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2015 and December 31, 2014, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at June 30, 2015
Computer hardware and software	3 to 5 years	$2.5 million
Leasehold improvements	2 to 10 years(1)	1.3 million
Office furniture and equipment	5 to 7 years	0.6 million
Automobiles	3 to 5 years	— million
Total net carrying value at June 30, 2015		$4.4 million

	Estimated useful life	Net carrying value at December 31, 2014
Computer hardware and software	3 to 5 years	$0.6 million
Leasehold improvements	2 to 10 years(1)	1.4 million
Office furniture and equipment	5 to 7 years	0.4 million
Automobiles	3 to 5 years	0.1 million
Total net carrying value at December 31, 2014		$2.5 million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the six months ended June 30, 2015.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of June 30, 2015, we recorded $0.8 million in other long-term liabilities and $0.1 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority.   Additionally, we may be requested to extend the statute of limitations for tax years under audit, which may cause the classification between current and long-term to change.  We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2015, we maintained a valuation allowance for deferred tax assets arising from our operations of $9.3 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.  In addition, as of June 30, 2015 and December 31, 2014, we had deferred tax assets, after valuation allowance, totaling $5.8 million and $4.3 million, respectively, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

Revenue Recognition and Deferred Commissions

Our revenue is derived from sales of individual products, sales of starter and renewal packs, and shipping fees. Substantially all of our product and pack sales are made to associates at published wholesale prices and to members at discounted published retail prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience.

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of revenue. At June 30, 2015 and December 31, 2014, deferred revenue was $9.8 million and $10.9 million, respectively. When participating in the Company’s loyalty program, customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited, or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. During the third quarter 2014, we modified the program to allow loyalty points to vest more quickly. The deferred revenue associated with the loyalty program at June 30, 2015 and December 31, 2014 was $7.9 million and $9.7 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $4.2 million and $4.5 million at June 30, 2015 and December 31, 2014, respectively.

Product Return Policy

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates.  For the six months ended June 30, 2015, our assumptions and estimates used for the calculated fair value of stock options granted in 2015 were as follows:

	April 2015 Grant	May 2015 Grant
Estimated fair value per share of options granted:	$11.34	$12.80
Assumptions:
Annualized dividend yield	—%	—%
Risk-free rate of return	1.2%	1.4%
Common stock price volatility	79.4%	79.1%
Expected average life of stock options (in years)	4.5	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of June 30, 2015, using our current assumptions and estimates, we anticipate recognizing $0.5 million in gross compensation expense through 2018 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of June 30, 2015, we had 134,628 shares available for grant in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 10, Recent Accounting Pronouncements in the Notes to our Unaudited Consolidated Financial Statements.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include: (i) North America (Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2015 were as follows:

	Six months ended June 30,2015			As of June 30, 2015
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	.75815	.82330	.78277	.76575
Various countries (1) (Euro)	1.04993	1.21430	1.11738	1.10965
Canada (Canadian Dollar)	.78230	.86220	.81075	.80945
Czech Republic (Koruna)	.03840	.04380	.04065	.04070
Denmark (Kroner)	.14069	.16310	.14989	.14874
Hong Kong (Hong Kong Dollar)	.12875	.12904	.12898	.12900
Japan (Yen)	.00797	.00857	.00832	.00815
Mexico (Peso)	.06357	.06885	.06613	.06389
New Zealand (New Zealand Dollar)	.68402	.78430	.74313	.68402
Norway (Krone)	.12034	.13702	.12921	.12670
Republic of Korea (Won)	.00088	.00094	.00091	.00089
Singapore (Singapore Dollar)	.71835	.75781	.74134	.74063
South Africa (Rand)	.07957	.08805	.08404	.08145
Sweden (Krona)	.11330	.12900	.11957	.12027
Switzerland (Franc)	.98100	1.17090	1.05737	1.07066
Taiwan (New Taiwan Dollar)	.03122	.03298	.03209	.03234
United Kingdom (British Pound)	1.46339	1.58880	1.52393	1.57205
(1) Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Accounting Officer (principal financial officer), have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d – 15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANNATECH, INCORPORATED

Dated: August 4, 2015	By:	/s/ Robert A. Sinnott
Robert A. Sinnott
Chief Executive Officer and Chief Science Officer
(principal executive officer)

Dated: August 4, 2015	By:	/s/ David A. Johnson
David A. Johnson
Chief Accounting Officer
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