Form 10-Q
period 2015-09-30
MANNATECH INC
filed 2015-11-10
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2015, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,681,078.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS	September 30, 2015 (unaudited)	December 31, 2014
Cash and cash equivalents	$35,292	$27,999
Restricted cash	1,512	1,511
Accounts receivable, net of allowance of $249 and $213 in 2015 and 2014, respectively	272	504
Income tax receivable	20	4
Inventories, net	11,398	10,591
Prepaid expenses and other current assets	2,981	3,069
Deferred commissions	4,210	4,544
Deferred tax assets, net	1,026	1,141
Total current assets	56,711	49,363
Property and equipment, net	4,092	2,481
Construction in progress	660	1,622
Long-term restricted cash	6,459	7,045
Other assets	3,943	3,567
Long-term deferred tax assets, net	3,468	3,320
Total assets	$75,333	$67,398
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$446	$901
Accounts payable	4,339	4,252
Accrued expenses	7,804	6,356
Commissions and incentives payable	9,840	7,908
Taxes payable	1,822	2,578
Current deferred tax liability	119	123
Deferred revenue	10,459	10,890
Total current liabilities	34,829	33,008
Capital leases, excluding current portion	699	852
Long-term deferred tax liabilities	64	26
Other long-term liabilities	3,127	2,136
Total liabilities	38,719	36,022

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,773,972 shares issued and 2,681,078 shares outstanding as of September 30, 2015 and 2,773,972 shares issued and 2,676,077 shares outstanding as of December 31, 2014	—	—
Additional paid-in capital	40,435	40,672
Retained earnings	7,060	2,750
Accumulated other comprehensive income (loss)	323	(109)
Treasury stock, at average cost, 92,894 shares as of September 30, 2015 and 97,895 shares as of December 31, 2014, respectively	(11,204)	(11,937)
Total shareholders’ equity	36,614	31,376
Total liabilities and shareholders’ equity	$75,333	$67,398

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$43,860	$55,635	$134,956	$144,900
Cost of sales	8,253	10,304	25,076	29,440
Gross profit	35,607	45,331	109,880	115,460

Operating expenses:
Commissions and incentives	17,867	20,977	54,296	57,727
Selling and administrative	9,001	9,567	26,412	26,389
Depreciation and amortization	433	441	1,324	1,248
Other operating costs	6,072	6,149	18,493	19,920
Total operating expenses	33,373	37,134	100,525	105,284

Income from operations	2,234	8,197	9,355	10,176
Interest income	93	25	154	61
Other expense, net	(2,418)	(1,167)	(3,802)	(1,311)
Income (loss) before income taxes	(91)	7,055	5,707	8,926

(Provision) benefit for income taxes	159	(1,947)	(1,397)	(4,282)
Net income	$68	$5,108	$4,310	$4,644

Earnings per common share:
Basic	$0.03	$1.92	$1.61	$1.75
Diluted	$0.03	$1.89	$1.58	$1.71

Weighted-average common shares outstanding:
Basic	2,681	2,667	2,679	2,661
Diluted	2,721	2,701	2,727	2,701

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME– (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$68	$5,108	$4,310	$4,644
Foreign currency translations	464	(173)	432	455
Comprehensive income	$532	$4,935	$4,742	$5,099

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2014	$—	$40,672	$2,750	$(109)	$(11,937)	$31,376
Net income	—	—	4,310	—	—	4,310
Charge related to stock-based compensation	—	433	—	—	—	433
Stock option exercises	—	(686)	—	—	733	47
Tax benefit from exercise of stock options	—	16	—	—	—	16
Foreign currency translations	—	—	—	432	—	432
Balance at September 30, 2015	$—	$40,435	7,060	323	(11,204)	36,614

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,310	$4,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,324	1,248
Provision for inventory losses	434	1,630
Provision for doubtful accounts	275	266
Loss on disposal of assets	28	42
Accounting charge related to stock-based compensation expense	450	397
Tax benefit from exercise of stock options	(16)	—
Deferred income taxes	6	(2,148)
Changes in operating assets and liabilities:
Accounts receivable	(77)	(78)
Income tax receivable	(16)	(22)
Inventories	(1,730)	(148)
Prepaid expenses and other current assets	655	950
Other assets	(138)	(187)
Deferred commissions	230	(2,388)
Accounts payable	116	(131)
Accrued expenses and other liabilities	633	1,885
Taxes payable	(637)	5,449
Commissions and incentives payable	2,174	(271)
Deferred revenue	(210)	6,488
Change in restricted cash	26	(3,131)
Net cash provided by operating activities	7,837	14,495
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,583)	(2,173)
Proceeds from sale of assets	—	8
Net cash used in investing activities	(1,583)	(2,165)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	30	112
Tax benefit from exercise of stock options	16	—
Proceeds from note payable	1,148	—
Repayment of capital lease obligations	(1,276)	(1,102)
Net cash used in financing activities	(82)	(990)
Effect of currency exchange rate changes on cash and cash equivalents	1,121	450
Net increase in cash and cash equivalents	7,293	11,790
Cash and cash equivalents at the beginning of the period	27,999	20,395
Cash and cash equivalents at the end of the period	$35,292	$32,185
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$4,394	$2,180
Interest paid on capital leases	$69	$88
Summary of non-cash investing and financing activities:
Assets acquired through financing arrangements	$671	$1,821

See accompanying notes to unaudited consolidated financial statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Independent associates (“associates”) purchase the Company’s products at published wholesale prices to either sell to retail customers or for personal use. Members purchase the Company’s products at a discount from published retail prices for personal use.  The Company cannot distinguish products sold for personal use from other sales because it is not involved with the products after delivery, other than usual and customary product warranties and returns. Only associates are eligible to earn commissions and incentives.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. As of September 30, 2015 and December 31, 2014, credit card receivables were $3.2 million and $1.2 million, respectively. As of September 30, 2015 and December 31, 2014, cash and cash equivalents held in bank accounts in foreign countries totaled $29.8 million and $24.8 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of September 30, 2015 and December 31, 2014, our total restricted cash was $8.0 million and $8.6 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2015 and December 31, 2014, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. For each of September 30, 2015 and December 31, 2014, the Company held an allowance for doubtful accounts of $0.2 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost or market (using standard costs that approximate average costs). The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of September 30, 2015 and December 31, 2014, other assets were $3.9 million and $3.6 million, respectively, and primarily consisted of deposits for building leases in various locations of $2.1 million and $1.5 million, respectively.   Additionally, included in the September 30, 2015 and December 31, 2014 balances was $1.6 million and $1.7 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in the September 30, 2015 and December 31, 2014 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Other Long-Term Liabilities

Other long-term liabilities were $3.1 million and $2.1 million as of September 30, 2015 and December 31, 2014, respectively. For each of the periods ended September 30, 2015 and December 31, 2014, the Company recorded $0.7 million, respectively, in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes of the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed March 10, 2015). The Company recorded a liability related to an equipment lease of $0.7 million for the period ended September 30, 2015. Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. Accrued restoration costs related to these leases amounted to $0.4 million at September 30, 2015 and December 31, 2014. The Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.4 million at September 30, 2015 and $0.6 million December 31, 2014 (See Note 10, Employee Benefit Plans, of the Company’s 10-K, filed March 10, 2015).

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At September 30, 2015 and December 31, 2014, the Company’s deferred revenue was $10.5 million and $10.9 million, respectively. When participating in the Company’s loyalty program, customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied or forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. During the third quarter 2014, the Company modified the program to allow loyalty points to vest more quickly. The deferred revenue associated with the loyalty program at September 30, 2015 and December 31, 2014, was $7.9 million and $9.7 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $4.2 million and $4.5 million at September 30, 2015 and December 31, 2014, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2014	$5,456
Loyalty points forfeited or expired	(4,664)
Loyalty points used	(12,348)
Loyalty points vested	19,580
Loyalty points unvested	1,679
Loyalty deferred revenue as of December 31, 2014	$9,703

Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited or expired	(7,143)
Loyalty points used	(11,068)
Loyalty points vested	14,826
Loyalty points unvested	1,588
Loyalty deferred revenue as of September 30, 2015	$7,906

The Company estimates a sales return reserve for expected sales refunds based on historical experience over a rolling six month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the nine months ended September 30, 2015 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2015	$207
Provision related to sales made in current period	1,053
Adjustment related to sales made in prior periods	51
Actual returns or credits related to current period	(898)
Actual returns or credits related to prior periods	(249)
Sales reserve as of September 30, 2015	$164

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income (loss) consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Norway, Sweden, and Mexico operations, and changes in the pension obligation for its Japanese employees.

NOTE 2:	INVENTORIES

Inventories consist of raw materials and finished goods, which also includes promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at September 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$1,460	$2,118
Finished goods	11,555	10,615
Inventory reserves for obsolescence	(1,617)	(2,142)
Total	$11,398	$10,591

NOTE 3:	INCOME TAXES

For the three months ended September 30, 2015, taxes were a $0.2 million benefit on a $0.1 million pre-tax loss due to a return to provision adjustment, resulting in an effective tax rate of 175.5%. For the nine months ended September 30, 2015, the Company’s effective tax rate was 24.5%. For the three and nine months ended September 30, 2014, the Company’s effective income tax rate was 27.6% and 48.0%, respectively.  For these periods, the Company’s effective tax rate was determined based on the estimated annual effective tax rate.

The effective tax rate for the three months ended September 30, 2015 was higher than what would have been expected if the federal statutory rate were applied to income before taxes.  Items increasing the effective tax rate include a return to provision adjustment offset by favorable rate differences from foreign jurisdictions and the utilization of foreign income tax credit. The effective tax rate for the three months ended September 30, 2014 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rate included favorable rate differences from foreign jurisdictions due to the overall profitability improvement during this period.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effective tax rate for the nine months ended September 30, 2015 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rate include the favorable rate differences from foreign jurisdictions due to the overall profitability and the utilization of foreign income tax credit. The effective tax rate for the nine months ended September 30, 2014 was higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets and subpart F income resulting from controlled foreign corporation operations.

NOTE 4:	EARNINGS PER SHARE

The Company calculates basic Earnings Per Share (“EPS”) by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. In determining the potential dilution effect of outstanding stock options during the three months ended September 30, 2015 and 2014, the Company used the quarter’s average common stock close price of $18.13 and $13.29 per share, respectively. In determining the potential dilution effect of outstanding stock options during the nine months ended September 30, 2015 and 2014, the Company used the nine month average common stock close price of $19.83 and $15.03 per share, respectively. For the three and nine months ended September 30, 2015, approximately 0.1 million shares of the Company’s common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, (the “2008 Plan”), which reserves up to 100,000 shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting held May 30, 2012 to increase the number of shares of common stock subject to the plan by 100,000. At the 2014 Annual Shareholders’ Meeting, the 2008 Plan was amended again to increase the number of shares of common stock subject to the plan by 130,000. As of September 30, 2015, the 2008 Plan had 164,474 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended September 30, 2015 and 2014, the Company granted 12,000 and zero stock options, respectively. The fair value of stock options granted during the three months ended September 30, 2015 was $10.36 per share.  During the nine months ended September 30, 2015 and 2014, the Company granted 32,000 and 81,000 stock options, respectively. The fair value of stock options granted during the nine months ended September 30, 2015 ranged from $10.36 to $12.80 per share. The Company recognized compensation expense as follows for the three and nine months ended September 30 (in thousands):

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Total gross compensation expense	$149	$95	$450	$397
Total tax benefit associated with compensation expense	38	20	111	101
Total net compensation expense	$111	$75	$339	$296

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2015, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months	Year ending December 31,
	ending December 31, 2015	2016	2017	2018
Total gross unrecognized compensation expense	$143	$341	$167	$105
Tax benefit associated with unrecognized compensation expense	32	47	11	—
Total net unrecognized compensation expense	$111	$294	$156	$105

NOTE 6:	SHAREHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income, displayed in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income, represents net income plus the results of certain shareholders’ equity changes not reflected in the Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations. The after-tax components of accumulated other comprehensive loss, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2014	$(457)	$348	$(109)
Current-period change [1]	432	—	432
Balance as of September 30, 2015	$(25)	$348	$323

[1]	No amounts reclassified from accumulated other comprehensive income (loss)

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7:	LITIGATION

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

On May 12, 2015 the Company received notice of an Order of Transfer advising that the case had been reassigned from Judge Ed Kinkeade to Judge David C. Godbey for all further proceedings. On July 20, 2015, the Court issued its Markman ruling adopting the Company’s proposed claim construction for all disputed terms except for “dietary supplement composition” which it found needed no construction. On August 20, 2015, Defendants filed a request for an interlocutory appeal, and the Company filed a reply on October 6, 2015. The Company also filed a separate motion requesting entry of a final judgment and permanent injunction on September 8, 2015.

On November 5, 2015, the Court issued an Order accepting Defendant’s stipulation of infringement under the Court’s claim interpretation, granting the Company’s partial motion for summary judgment and issuing a permanent injunction against Defendants’ infringement of the Patents. The Court stayed the permanent injunction until the conclusion of Defendants’ appeal to the U.S. Court of Appeals for the Federal Circuit. This matter remains open.

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

The parties reached a settlement on July 28, 2015, and the Final Judgment and Permanent Injunction was entered on August 5, 2015. The Defendants are enjoined from making the infringing products in the United States; importing the infringing products into the United States; and marketing products marked with the trademarks VITALOE® and IMMUNE 360® as “glyconutrients.” As of October 31, 2015, Defendants have been enjoined from selling the infringing products as currently formulated in the United States for the terms of the Patents. Subject to Defendants performance of the above obligations, the Company will release Defendants of all infringement claims asserted in the lawsuit and the Defendants, subject to the Company’s performance of its obligations under the Agreement will release the Company from all claims asserted in its counterclaims and further agree to not challenge, or cause to be challenged, the validity or enforceability of the Patents. This matter is closed.

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

The Company filed its answer on March 23, 2015 denying the Plaintiffs’ allegations.  The Court set the case for trial on March 7, 2016.  The Court has appointed a mediator and has ordered that mediation must be conducted no later than February 7, 2016. The parties remain engaged in the discovery process. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, the Company believes it has a valid defense and will vigorously defend this claim. This matter remains open.

Trademark Opposition – U.S. Patent and Trademark Office (“USPTO”)

United States Trademark Opposition No. 91221493, Shaklee Corporation v. Mannatech, Incorporated re: UTH

On April 15, 2015 the Company received notice that Shaklee Corporation filed a Notice of Opposition to the Company’s trademark application for UTH (stylized as Ūth) with the USPTO. On May 19, 2015, the Company filed an answer to the opposition and also filed a counterclaim seeking to cancel Shaklee’s registration of its YOUTH mark. Shaklee filed an extension to oppose the UTH mark on June 18, 2015, and the request to extend time to oppose was granted until July 18, 2015. Shaklee filed a second extension on July 17, 2015, and the request to extend time to oppose was granted until September 16, 2015. On September 15, 2015, Shaklee filed two more Notices of Opposition. The Company will seek consolidation of all three oppositions and file any necessary counterclaims by November 24, 2015.

It is not possible at this time to predict the outcome of this USPTO action or whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter.  However, the Company believes it has a valid defense and will vigorously defend this claim. This matter remains open.

Administrative Proceedings

On April 12, 2015, Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013. The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, which was paid in January 2014. No court date has been set. This matter remains open.

There are other ongoing audits in various international jurisdictions that the Company does not expect will have a material effect on our financial statements.

Arbitration Proceeding

Mannatech v. Samuel L. Caster and Wonder Enterprises, LLC, Demand for Arbitration

On May 29, 2015 the Company initiated arbitration proceedings against Samuel L. Caster and Wonder Enterprises, LLC (“Respondents”) alleging breach of contract by Mr. Caster and his company, Wonder Enterprises, in a series of consulting agreements entered into by the parties. Mannatech seeks to recover actual damages, costs of court and prejudgment interest together with disgorgement of all benefits received by Caster. The Company estimates its damages to be between $500,000 and $3,500,000. On June 12, 2015 Respondents contacted the Company’s counsel to request mediation and mediation was held on August 17, 2015. A settlement was not reached. A preliminary hearing for arbitration was held on September 18, 2015, and a final hearing will commence on April 25, 2016. A Scheduling Order has been entered and depositions and discovery must be completed by March 25, 2016. This matter remains open.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2015.

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2015 and December 31, 2014.

September 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$1,318	$—	$—	$1,318
Interest bearing deposits – various banks	11,894	—	—	11,894
Total assets	$13,212	$—	$—	$13,212
Amounts included in:
Cash and cash equivalents	$7,144	$—	$—	$7,144
Restricted cash	6,068	—	—	6,068
Total	$13,212	$—	$—	$13,212

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$392	$—	$—	$392
Interest bearing deposits – various banks	12,322	—	—	12,322
Total assets	$12,714	$—	$—	$12,714
Amounts included in:
Cash and cash equivalents	$6,159	$—	$—	$6,159
Restricted cash	738	—	—	738
Long-term restricted cash	5,817	—	—	5,817
Total	$12,714	$—	$—	$12,714

NOTE 9:	SEGMENT INFORMATION

The Company conducts its business as a single operating segment, consolidating all of its business units into a single reportable entity, as a seller of proprietary nutritional supplements, topical and skin care products, and weight-management products through its network marketing distribution channels. Each of the Company’s business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates who occupy positions in our network and distribute products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales.

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

Consolidated net sales shipped to customers in these regions, along with pack and product sales information for the three and nine months ended September 30, are as follows (in millions, except percentages):

	Three months				Nine months
Region	2015		2014		2015		2014
North America	$17.8	40.6%	$20.4	36.6%	$54.7	40.5%	$61.6	42.5%
Asia/Pacific	22.0	50.1%	30.3	54.6%	68.3	50.6%	70.9	48.9%
EMEA	4.1	9.3%	4.9	8.8%	12.0	8.9%	12.4	8.6%
Totals	$43.9	100.0%	$55.6	100.0%	$135.0	100.0%	$144.9	100.0%

	Three months		Nine months
	2015	2014	2015	2014
Consolidated product sales	$35.3	$45.9	$105.8	$117.7
Consolidated pack sales	7.1	7.8	24.9	21.7
Consolidated other, including freight	1.5	1.9	4.3	5.5
Consolidated total net sales	$43.9	$55.6	$135.0	$144.9

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-lived assets, which include property, equipment and construction in progress for the Company and its subsidiaries, reside in the following regions in the following amounts (in millions):

Region	September 30, 2015	December 31, 2014
North America	$3.7	$3.1
Asia/Pacific	1.0	0.8
EMEA	0.1	0.2
Total	$4.8	$4.1

Inventory balances by region, which consist of raw materials, work in progress, finished goods, and promotional materials, as offset by obsolete inventories, were as follows (in millions):

Region	September 30, 2015	December 31, 2014
North America	$4.3	$4.0
Asia/Pacific	4.9	4.3
EMEA	2.2	2.3
Total	$11.4	$10.6

NOTE 10:	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. In August, 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which amended ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) to defer the effective date of ASU No. 2014-09 for all entities by one year.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods to customers in an amount that reflects the consideration to which the entity expects in exchange for those goods. To achieve that core principle, an entity should apply the following steps:

-Step 1: Identify the contract(s) with a customer.
-Step 2: Identify the performance obligations in the contract.
-Step 3: Determine the transaction price.
-Step 4: Allocate the transaction price to the performance obligations in the contract.
-Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The standard is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures.) Early application is permitted for annual reporting periods beginning after December 15, 2016.  Management is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2018.

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

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2015 as compared to the same period in 2014, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  Refer to the Non-GAAP Financial Measures section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products that are sold through a global network marketing system. We operate in three regions: (i) North America (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). Our Switzerland office manages certain day-to-day business needs of non-North American markets. By the end of 2015, we plan to operate in Colombia.

We conduct our business as a single operating segment and, in the past 12 months, sales of packs and products have been made through our network that has approximately 221,000 associate and member positions.  New pack sales and positions in our network are leading indicators for the long-term success of our business.  New associate or member positions are created in our network when our packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in twenty-four countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of active independent associates and members that occupy sales or purchasing positions in our network; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure.

Current Economic Conditions and Recent Developments

Overall net sales decreased $11.7 million, or 21.2% during the three months ended September 30, 2015, as compared to the same period in 2014, and overall net sales decreased $9.9 million, or 6.9% during the nine months ended September 30, 2015, as compared to the same period in 2014. For the three and nine months ended September 30, 2015, our operations outside of North America accounted for approximately 59.4% and 59.5%, respectively, of our consolidated net sales.

The net sales comparisons for the three- and nine-month periods were affected by the launch of the Uth skin care product in our international markets in 2014, the translation of foreign currency into U.S. dollars and the loyalty program.  Net sales attributable to our Uth skin care product were $1.0 million and $5.1 million for the three and nine months ended September 30, 2015, respectively, as compared to $7.2 million and $11.5 million in the same periods in 2014.

The loyalty program increased third quarter 2015 net sales by $0.6 million and increased net sales for the nine months ended September 30, 2015 by $6.1 million, as compared to the same periods in 2014.  Excluding the effects on net sales of the loyalty program, net sales would have decreased by $12.3 million, or 22.2% for the three months ended September 30, 2015, and by $16.0 million, or 11.1%, for the nine months ended September 30, 2015, as compared to the same periods in 2014.

Measured in Constant dollars, sales would have been $48.2 million and $144.2 million for the three and nine months ended September 30, 2015, respectively. These adjusted net sales expressed in Constant dollars exclude the impact of changes due to the translation of foreign currencies into U.S. dollars and are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2015 and 2014 (in thousands, except percentages):

	2015		2014		Change from 2015 to 2014
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$43,860	100.0%	$55,635	100.0%	$(11,775)	(21.2)%
Cost of sales	8,253	18.8%	10,304	18.5%	(2,051)	(19.9)%
Gross profit	35,607	81.2%	45,331	81.5%	(9,724)	(21.5)%

Operating expenses:
Commissions and incentives	17,867	40.7%	20,977	37.7%	(3,110)	(14.8)%
Selling and administrative expenses	9,001	20.5%	9,567	17.2%	(566)	(5.9)%
Depreciation and amortization	433	1.0%	441	0.8%	(8)	(1.8)%
Other operating costs	6,072	13.9%	6,149	11.1%	(77)	(1.3)%
Total operating expenses	33,373	76.1%	37,134	66.7%	(3,761)	(10.1)%
Income from operations	2,234	5.1%	8,197	14.7%	(5,963)	(72.7)%
Interest income	93	0.2%	25	0.0%	68	272.0%
Other expense, net	(2,418)	(5.5)%	(1,167)	(2.1)%	(1,251)	107.2%
Income (loss) before income taxes	(91)	(0.2)%	7,055	12.7%	(7,146)	(101.3)%
(Provision) benefit for income taxes	159	0.4%	(1,947)	(3.5)%	2,106	108.2%
Net income	$68	0.2%	$5,108	9.2%	$(5,040)	(98.7)%

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	2015		2014		Change from 2015 to 2014
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$134,956	100.0%	$144,900	100.0%	$(9,944)	(6.9)%
Cost of sales	25,076	18.6%	29,440	20.3%	(4,364)	(14.8)%
Gross profit	109,880	81.4%	115,460	79.7%	(5,580)	(4.8)%

Operating expenses:
Commissions and incentives	54,296	40.2%	57,727	39.8%	(3,431)	(5.9)%
Selling and administrative expenses	26,412	19.6%	26,389	18.2%	23	0.1%
Depreciation and amortization	1,324	1.0%	1,248	0.9%	76	6.1%
Other operating costs	18,493	13.7%	19,920	13.7%	(1,427)	(7.2)%
Total operating expenses	100,525	74.5%	105,284	72.7%	(4,759)	(4.5)%
Income from operations	9,355	6.9%	10,176	7.0%	(821)	(8.1)%
Interest income	154	0.1%	61	0.0%	93	152.5%
Other expense, net	(3,802)	(2.8)%	(1,311)	(0.9)%	(2,491)	190.0%
Income before income taxes	5,707	4.2%	8,926	6.2%	(3,219)	(36.1)%
Provision for income taxes	(1,397)	(1.0)%	(4,282)	(3.0)%	2,885	67.4%
Net income	$4,310	3.2%	$4,644	3.2%	$(334)	(7.2)%

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

Three month period ended	September 30, 2015		September 30, 2014	Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$43.9	$48.2	$55.6	$(7.4)	(13.3)%
Product	35.3	38.7	45.9	(7.2)	(15.7)%
Pack	7.1	8.0	7.8	0.2	2.6%
Other	1.5	1.5	1.9	(0.4)	(21.1)%
Gross Profit	35.6	39.1	45.3	(6.2)	(13.7)%
Income from Operations	2.2	2.8	8.2	(5.4)	(65.9%

Nine month period ended	September 30, 2015		September 30, 2014	Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$135.0	$144.2	$144.9	$(0.7)	(0.5)%
Product	105.8	112.9	117.7	(4.8)	(4.1)%
Pack	24.9	26.9	21.7	5.2	24.0%
Other	4.3	4.4	5.5	(1.1)	(20.0)%
Gross Profit	109.9	117.2	115.5	1.7	1.5%
Income from Operations	9.4	10.5	10.2	0.3	2.9%

Consolidated net sales by region for the three months ended September 30, 2015 and 2014 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Region	2015		2014
North America	$17.8	40.6%	$20.4	36.6%
Asia/Pacific	22.0	50.1%	30.3	54.6%
EMEA	4.1	9.3%	4.9	8.8%
Total	$43.9	100.0%	$55.6	100.0%

Consolidated net sales by region for the nine months ended September 30, 2015 and 2014 were as follows (in millions, except percentages):

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Region	2015		2014
North America	$54.7	40.5%	$61.6	42.5%
Asia/Pacific	68.3	50.6%	70.9	48.9%
EMEA	12.0	8.9%	12.4	8.6%
Total	$135.0	100.0%	$144.9	100.0%

Net Sales

Consolidated net sales for the three months ended September 30, 2015 decreased by $11.7 million, or 21.2%, to $43.9 million as compared to the same period in 2014. Consolidated net sales for the nine months ended September 30, 2015 decreased by $9.9 million, or 6.9%, to $135.0 million as compared to the same period in 2014.  For the three and nine months ended September 30, 2015, the number of associate positions and member positions held by individuals in our network decreased and revenue per associate position and member position decreased.

North American net sales decreased by $2.6 million, or 12.7%, to $17.8 million for the three months ended September 30, 2015 as compared to the same period in 2014. North American net sales decreased by $6.9 million, or 11.2%, to $54.7 million for the nine months ended September 30, 2015 as compared to the same period in 2014. For the three and nine months ended September 30, 2015, revenue per active associate position and member position in our network increased while the number of associate positions and member positions decreased. Net sales comparisons for the three- and nine-month periods were affected by the loyalty program. Excluding the effects on net sales of the loyalty program, net sales in North America would have declined by $2.8 million, or 13.7%, for the three months ended September 30, 2015, and by $9.9 million, or 16.1%, for the nine months ended September 30, 2015, as compared to the same periods in 2014.

For the three and nine months ended September 30, 2015, our operations outside of North America accounted for approximately 59.4% and 59.5%, respectively, of our consolidated net sales, whereas in the same period in 2014, our operations outside of North America accounted for approximately 63.4% and 57.5%, respectively, of our consolidated net sales.

Asia/Pacific net sales decreased by $8.3 million, or 27.4%, to $22.0 million for the three months ended September 30, 2015 as compared to the same period in 2014. For the three months ended September 30, 2015, compared to the same period in 2014, the number of active associate positions and member positions in our network increased while the revenue per active associate position and member position decreased. Net sales comparisons for the third quarter were affected by the launch of the Uth skin care product in 2014 and the translation of foreign currency into U.S. dollars. Asia/Pacific net sales attributable to our Uth skin care product were $0.4 million for the three months ended September 30, 2015 as compared to $6.0 million for the same period in 2014. In Constant dollars (a non-GAAP financial measure discussed in more detail above), net sales would have increased by $3.4 million to $25.4 million, or 16.2%. The currency impact was primarily due to depreciation of the Korean Won, the Japanese Yen and the Australian Dollar.

Asia/Pacific net sales decreased by $2.6 million, or 3.7%, to $68.3 million for the nine months ended September 30, 2015 as compared to the same period in 2014. For the nine months ended September 30, 2015, compared to the same period in 2014, the number of active member positions held by individuals in our network increased and the revenue per active associate position and member position decreased. Net sales comparisons for the nine months ended September 30, 2015 were affected by the launch of the Uth skin care product in 2014, the loyalty program and the translation of foreign currency into U.S. dollars.  For the nine months ended September 30, 2015, Asia/Pacific net sales attributable to our Uth skin care product were $1.7 million as compared to $6.3 million during the same period in 2014. Excluding the effects on net sales of the loyalty program, net sales in Asia/Pacific would have decreased by $4.8 million, or 6.8%, for the nine months ended September 30, 2015 as compared to the same period in 2014. In Constant dollars (a non-GAAP financial measure discussed in more detail above), net sales would have increased to $75.4 million, or 6.3%. The currency impact was primarily due to depreciation of the Korean Won, the Japanese Yen and the Australian Dollar.

EMEA net sales decreased by $0.8 million, or 16.3%, to $4.1 million for the three months ended September 30, 2015 as compared to $4.9 million for the same period in 2014. For the three months ended September 30, 2015, compared to the same period in 2014, the number of active associate positions held by individuals in our network increased and the revenue per active associate position and member position decreased. Net sales comparisons for the third quarter were affected by the translation of foreign currency into U.S. dollars. In Constant dollars (a non-GAAP financial measure discussed in more detail above), net sales for the three months ended September 30, 2015 would have been $4.9 million. The currency impact was primarily due to the depreciation of the South African Rand and the Euro. The launch of our Uth skin care product in 2014 in EMEA did not have a material effect on net sales comparisons.

EMEA net sales decreased by $0.4 million, or 3.2%, to $12.0 million for the nine months ended September 30, 2015 as compared to the same period in 2014. For the nine months ended September 30, 2015, compared to the same period in 2014, the number of active associate positions held by individuals in our network increased and the revenue per active associate position and member position decreased. Net sales comparisons for the nine months ended September 30, 2015 were affected by the loyalty program and the translation of foreign currency into U.S. dollars. Excluding the effects on net sales of the loyalty program, net sales in EMEA would have decreased by $1.3 million, or 10.5%, for the nine months ended September 30, 2015 as compared to the same period in 2014. In Constant dollars (a non-GAAP financial measure discussed in more detail above), net sales for the nine months ended September 30, 2015 would have increased 12.1% to $13.9 million; the currency impact was primarily due to the depreciation of the South African Rand and the Euro.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages)

	Three Months		Change
	2015	2014	Dollar	Percentage
Consolidated product sales	$35.3	$45.9	$(10.6)	(23.1)%
Consolidated pack sales	7.1	7.8	(0.7)	(9.0)%
Consolidated other, including freight	1.5	1.9	(0.4)	(21.1)%
Total consolidated net sales	$43.9	$55.6	$(11.7)	(21.0)%

	Nine Months		Change
	2015	2014	Dollar	Percentage
Consolidated product sales	$105.8	$117.7	$(11.9)	(10.1)%
Consolidated pack sales	24.9	21.7	3.2	14.7%
Consolidated other, including freight	4.3	5.5	(1.2)	(21.8)%
Total consolidated net sales	$135.0	$144.9	$(9.9)	(6.8)%

Pack sales correlate to new associate positions in our network when a starter pack is purchased and to continuing associate positions in our network when an upgrade or renewal pack is purchased. However, there is no direct correlation between product sales and the number of new and continuing associate positions and member positions because associates and members utilize products at different volumes.

Product Sales

Product sales for the three months ended September 30, 2015 decreased by $10.6 million or 23.1% as compared to the same period in 2014 impacted by a 9.2% decrease in orders and a decrease in average order value. The average order value for the three months ended September 30, 2015 was $154 as compared to $182 for the same period in 2014.

Product sales for the nine months ended September 30, 2015 decreased by $11.9 million, or 10.1%, as compared to the same period in 2014 driven by a 4.7% decrease in orders and a decrease in average order value. The average order value for the nine months ended September 30, 2015 was $155, as compared to $169 for the same period in 2014.

With respect to our loyalty program, we defer the dollar equivalent in revenue of loyalty points until we recognize the revenue attributable to points that are applied or forfeited or expired (see Revenue Recognition and Deferred Commissions in Note 1). This year, as associates and members are utilizing more loyalty points, we are able to recognize more revenue compared to the same periods last year, resulting in a $0.6 million increase in revenue for the three months ending September 30, 2015 and a $6.1 million increase in revenue for the nine months ending September 30, 2015.

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

The dollar amount of pack sales associated with new and continuing independent associate positions held by individuals in our network was as follows, for the three and nine months ended September 30 (in millions, except percentages):

	Three Months ended September 30		Change
	2015	2014	Dollar	Percentage
New	$2.4	$2.4	$0.0	0.0%
Continuing	4.7	5.4	(0.7)	(13.0)%
Total	$7.1	$7.8	$(0.7)	(9.0)%

	Nine Months ended September 30		Change
	2015	2014	Dollar	Percentage
New	$6.7	$6.8	$(0.1)	(1.5)%
Continuing	18.2	14.9	3.3	22.1%
Total	$24.9	$21.7	$3.2	14.7%

Total pack sales for the three months ended September 30, 2015 decreased by $0.7 million, or 9.0%, to $7.1 million, as compared to $7.8 million for the same period in 2014 reflecting a decrease in the total number of packs sold, partially offset by an increase in average pack value. Average pack value for the three months ended September 30, 2015 was $220 as compared to $201 for the same period in 2014. During the three month period ended September 30, 2015, the total number of packs sold decreased by 6,600, or 17.1%, to 32,100.

Total pack sales for the nine months ended September 30, 2015 increased by $3.2 million, or 14.7%, to $24.9 million, as compared to $21.7 million for the same period in 2014 reflecting an increase in average pack value and an increase in the total number of packs sold. Average pack value for the nine months ended September 30, 2015 was $236, as compared to $230 for the same period in 2014. The total number of packs sold increased by 11,200, or 11.8%, to 105,800.

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

The approximate number of new and continuing independent associate positions held by individuals and member positions in our network associated with the purchase of our packs or products during the twelve months ended September 30, 2015 and 2014 were as follows:

	2015		2014
New	97,000	43.9%	113,000	48.3%
Continuing	124,000	56.1%	121,000	51.7%
Total	221,000	100.0%	234,000	100.0%

Recruiting decreased 18.8% in the third quarter of 2015 as compared to the third quarter of 2014. The number of new independent associate positions and member positions held by individuals in our network for the third quarter of 2015 was approximately 23,600, as compared to 29,000 in 2014.

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

For the three months ended September 30, 2015, other sales decreased by $0.4 million, or 21.1%, to $1.5 million, as compared to $1.9 million for the same period in 2014 due to decreases in freight and shipping revenue. Other sales for the nine months ended September 30, 2015 decreased by $1.2 million, or 21.8%, to $4.3 million, as compared to $5.5 million for the same period in 2014. The decrease was primarily due to decreases in freight and shipping revenue.

Gross Profit

During the three months ended September 30, 2015, gross profit decreased by $9.7 million, or 21.5%, to $35.6 million, as compared to $45.3 million for the same period in 2014 primarily due to a decrease in net sales.  For the three months ended September 30, 2015, gross profit as a percentage of net sales decreased to 81.2%, as compared to 81.5% for the same period in 2014.

For the nine months ended September 30, 2015 and 2014, gross profit decreased by $5.6 million, or 4.8%, to $109.9 million, as compared to $115.5 million for the same period in 2014, primarily due to a decrease in net sales. For the nine months ended September 30, 2015, gross profit as a percentage of net sales increased to 81.4%, as compared to 79.7% for the same period in 2014.

Commissions and Incentives

Commission costs for the three months ended September 30, 2015 decreased by $3.0 million, to $17.1 million, as compared to $20.1 million for the same period in 2014. The decrease in commissions was due to the decrease in commissionable net sales.  For the three months ended September 30, 2015, commissions as a percentage of net sales increased to 39.0% from 36.1% for the same period in 2014.

Commission costs for the nine months ended September 30, 2015 decreased by $3.1 million to $52.2 million, compared to $55.3 million for the same period in 2014. The decrease in commissions was due to the decrease in commissionable net sales. For the nine months ended September 30, 2015, commissions as a percentage of net sales increased to 38.6% from 38.2% for the same period in 2014.

Incentive costs for the three months ended September 30, 2015 decreased by $0.2 million, to $0.7 million, as compared to $0.9 million for the same period in 2014.  For the three months ended September 30, 2015, the costs of incentives as a percentage of net sales increased to 1.7% from 1.6% for the same period in 2014.

Incentive costs for the nine months ended September 30, 2015 decreased by $0.3 million, to $2.1 million, as compared to $2.4 million for the same period in 2014.  Costs of incentives as a percentage of net sales was 1.6% for each of the nine months ended September 30, 2015, and September 30, 2014.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, marketing-related expenses, and costs related to hosting our corporate-sponsored events.

For the three months ended September 30, 2015, selling and administrative expenses decreased by $0.6 million, or 5.9%, to $9.0 million, as compared to $9.6 million for the same period in 2014 due primarily to decreased payroll related costs. Selling and administrative expenses as a percentage of net sales for the three months ended September 30, 2015 increased to 20.5% from 17.2% for the same period in 2014.

For each of the nine months ended September 30, 2015 and September 30, 2014, selling and administrative expenses were $26.4 million as increases in marketing were offset by decreases in distribution and payroll related costs. Selling and administrative expenses as a percentage of net sales for the nine months ended September 30, 2015 increased to 19.6% from 18.2% for the same period in 2014, as net sales decreased while expenses remained approximately the same.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses.

For the three months ended September 30, 2015, other operating costs decreased 1.3% to $6.1 million, due primarily to decreases in office expenses and credit card processing fees offset by increases in accounting, legal, and consulting fees and travel costs.  For the three months ended September 30, 2015, other operating costs as a percentage of net sales increased to 13.8% from 11.1% for the same period in 2014 as net sales decreased.  For the nine months ended September 30, 2015, other operating costs decreased by $1.4 million to $18.5 million, compared to $19.9 million for the same period in 2014, due primarily to decreases in travel, credit card processing fees and office expenses. For the nine months ended September 30, 2015, other operating costs as a percentage of net sales were unchanged at 13.7% as compared to the same period in 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2015 was unchanged at $0.4 million as compared to the same period in 2014.

Depreciation and amortization expense for the nine months ended September 30, 2015 increased to $1.3 million, as compared to $1.2 million for the same period in 2014.

Other Expense, Net

Due to foreign exchange losses, other expense, net for the three months ended September 30, 2015 was $2.4 million, as compared to other expense, net of $1.2 million for the same period in 2014. Other expense, net for the nine months ended September 30, 2015 was $3.8 million, as compared to other expense, net of $1.3 million for the same period in 2014, due to foreign exchange losses.

Provision for Income Taxes

Provision for income taxes includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows for the three and nine months ended September 30:

Country	2015	2014
Australia	30.0%	30.0%
Canada	26.5%	26.5%
Denmark	23.5%	24.5%
Japan	35.4%	37.1%
Mexico	30.0%	30.0%
Norway	27.0%	27.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	20.0%	21.0%
United States	37.5%	37.5%
Cyprus	12.5%	12.5%
Hong Kong	16.5%	16.5%
Ukraine	18.0%	18.0%
Gibraltar	10.0%	10.0%
Colombia	34.0%	—%

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

For each of the periods ended September 30, 2015 and December 31, 2014, we maintained the following valuation allowances for deferred tax assets totaling $8.8 million and $9.7 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in Topic 740, cannot be met (in millions):

Country	September 30, 2015	December 31, 2014
Mexico	$2.5	$2.7
Norway	0.1	0.1
Sweden	0.1	0.1
Switzerland	0.9	1.2
Taiwan	1.2	1.2
Ukraine	0.1	0.1
United States	3.9	4.3
Total	$8.8	$9.7

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three months ended September 30, 2015, taxes were a $0.2 million benefit on a $0.1 million pretax loss due to a return to provision adjustment, resulting in an effective tax rate of 175.5%. For the nine months ended September 30, 2015, the Company’s effective income tax rate was 24.5%. For the three and nine months ended September 30, 2014, the Company’s effective income tax rate was 27.6% and 48.0%, respectively.

The effective tax rate for the three months ended September 30, 2015 was higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective tax rate include a return to provision adjustment offset by favorable rate differences from foreign jurisdictions and the utilization of foreign income tax credit. The effective tax rate for the three months ended September 30, 2014 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rate included favorable rate differences from foreign jurisdictions due to the overall profitability improvement during this period.

The effective tax rate for the nine months ended September 30, 2015 was lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rate include the favorable rate differences from foreign jurisdictions due to the overall profitability and the utilization of foreign income tax credit. The effective tax rate for the nine months ended September 30, 2014 was higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets and subpart F income resulting from controlled foreign corporation operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2015, our cash and cash equivalents increased by 26.0%, or $7.3 million, to $35.3 million from $28.0 million as of December 31, 2014. Our restricted cash balance decreased during the nine months ended September 30, 2015 by $0.6 million to $8.0 million from $8.6 million. Fluctuations in currency rates produced an increase of $1.1 million in cash and cash equivalents during the nine months ended September 30, 2015.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion. The quarterly cash dividend has been suspended since August 2009. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2015, our working capital increased by $5.5 million to $21.9 million from $16.4 million at December 31, 2014. The increase in working capital is primarily related to an increase in cash and inventories, offset by an increase in accrued expenses and commissions and incentives payable. Our working capital is also significantly impacted by deferred revenue and deferred costs (see Revenue Recognition and Deferred Commissions in Note 1: Organization and Summary of Significant Accounting Policies of the unaudited consolidated financial statements).

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30 (in millions):

Provided by/(used in):	2015	2014
Operating activities	$7.8	$14.5
Investing activities	$(1.6)	$(2.2)
Financing activities	$(0.1)	$(1.0)

Operating Activities

Cash provided by operating activities was $7.8 million for the nine months ended September 30, 2015, as compared to cash provided by operating activities of $14.5 million for the same period in 2014. Operating cash flow declined due to the purchases of inventories and decreases in deferred revenue and deferred costs. We defer certain components of our revenue and commission expense as discussed in Revenue Recognition and Deferred Commissions in Note 1 Organization and Summary of Significant Accounting Policies. We defer the recognition of revenue on payments received and related commission expenses on payments made. Payments received related to the revenue deferral were a use of $0.2 million cash for the nine months ended September 30, 2015, as compared to a source of $6.5 million for the same period in 2014. Commission payments related to the reduced expense deferral was a source of $0.2 million in cash for the nine months ended September 30, 2015, as compared to a use of $2.4 million for the same period in 2014.

Investing Activities

For the nine months ended September 30, 2015, we invested cash of $1.6 million as compared to $2.2 million for the same period in 2014. During the nine months ended September 30, 2015, we invested $1.2 million in back-office software projects and $0.4 million in leasehold improvements in various international offices and training centers.

Financing Activities

For the nine months ended September 30, 2015 and 2014, we used $1.3 million and $1.1 million, respectively, in repayment of capital lease obligations. For the nine months ended September 30, 2015, the cash used in repayment of lease obligations was substantially offset by funding from a capital financing agreement and cash provided by the exercise of stock options.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of September 30, 2015, for the years ending December 31 (in thousands):

	Remaining 2015	2016	2017	2018	2019	2020	Thereafter	Total
Capital lease obligations and other financing	236	752	607	238	49	13	—	1,895
Purchase obligations(1) (2)	5, 157	288	—	—	—	—	—	5,445
Operating leases	459	1,705	1,417	773	296	111	—	4,761
Employment agreements	356	1,068	—	—	—	—	—	1,424
Royalty agreement	2	—	—	—	—	—	—	2
Tax liability (3)	34	253	509	—	—	—	—	796
Notes Payable	100	400	400	267	—	—	—	1,167
Other obligations(4)	146	238	158	54	50	50	599	1,295
Total commitments and obligations	6,490	4,704	3,091	1,332	395	174	599	16,785

(1)	For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)	Excludes approximately $8.1 million of finished product purchase orders that may be cancelled or delivery dates changed as of September 30, 2015.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 3 "Income Taxes" to our consolidated financial statements.
(4)	Other obligations are composed of pension obligations related to the Company’s international operations (approximately $1.0 million) and lease restoration obligations (approximately $0.4 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2015:

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2015 and December 31, 2014, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at September 30, 2015
Computer hardware and software	3 to 5 years	$2.4 million
Leasehold improvements	2 to 10 years(1)	1.2 million
Office furniture and equipment	5 to 7 years	0.5 million
Automobiles	3 to 5 years	—million
Total net carrying value at September 30, 2015		$4.1 Million

	Estimated useful life	Net carrying value at December 31, 2014
Computer hardware and software	3 to 5 years	$0.6 million
Leasehold improvements	2 to 10 years(1)	1.4 million
Office furniture and equipment	5 to 7 years	0.4 million
Automobiles	3 to 5 years	0.1 million
Total net carrying value at December 31, 2014		$2.5 million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the nine months ended September 30, 2015.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of September 30, 2015, we recorded $0.7 million in other long-term liabilities and $0.1 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority.   Additionally, we may be requested to extend the statute of limitations for tax years under audit, which may cause the classification between current and long-term to change.  We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2015, we maintained a valuation allowance for deferred tax assets arising from our operations of $8.8 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.  In addition, as of September 30, 2015 and December 31, 2014, we had deferred tax assets, after valuation allowance, totaling $5.4 million and $4.3 million, respectively, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of revenue. At September 30, 2015 and December 31, 2014, deferred revenue was $10.5 million and $10.9 million, respectively. When participating in the Company’s loyalty program, customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited, or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. During the third quarter 2014, we modified the program to allow loyalty points to vest more quickly. The deferred revenue associated with the loyalty program at September 30, 2015 and December 31, 2014 was $7.9 million and $9.7 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $4.2 million and $4.5 million at September 30, 2015 and December 31, 2014, respectively.

Product Return Policy

We stand behind our products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our associates and members to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our associates and members are as follows:

•	Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original associate who sold the product and receive a full cash refund from the associate for the first 180 days following the product’s purchase if located in the United States and Canada, and for the first 90 days following the product’s purchase in the remaining countries. The associate may then return or exchange the product based on the associate position product return policy.

•	Associate and Member Product Return Policy. This policy allows the associate or member to return an order within one year of the purchase date upon terminating his/her account. If an associate or member returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the associate or member to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in the remaining countries for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate’s or member’s account.

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (“calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates.  For the nine months ended September 30, 2015, our assumptions and estimates used for the calculated fair value of stock options granted in 2015 were as follows:

	April 2015 Grant	May 2015 Grant	August 2015 Grant
Estimated fair value per share of options granted:	$11.34	$12.80	$10.36
Assumptions:
Annualized dividend yield	—%	—%	—%
Risk-free rate of return	1.2%	1.4%	1.4%
Common stock price volatility	79.4%	79.1%	79.2%
Expected average life of stock options (in years)	4.5	4.5	4.5

The assumptions we use are based on our best estimates and involve inherent uncertainties related to market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to make an adjustment to our consolidated financial statements in future periods. As of September 30, 2015, using our current assumptions and estimates, we anticipate recognizing $0.7 million in gross compensation expense through 2018 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of September 30, 2015, we had 164,474 shares available for grant in the future.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include: (i) North America (Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2015 were as follows:

	Nine months ended September 30, 2015			As of September 30, 2015
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.69196	0.82330	0.76396	0.69781
Various countries (1) (Euro)	1.04993	1.21430	1.11577	1.12447
Canada (Canadian Dollar)	0.74577	0.86220	0.79553	0.74577
Czech Republic (Koruna)	0.03840	0.04380	0.04081	0.04130
Denmark (Kroner)	0.14069	0.16310	0.14962	0.15073
Hong Kong (Hong Kong Dollar)	0.12875	0.12904	0.12899	0.12903
Japan (Yen)	0.00797	0.00857	0.00827	0.00835
Mexico (Peso)	0.05828	0.06885	0.06440	0.05858
New Zealand (New Zealand Dollar)	0.62709	0.78430	0.71261	0.63349
Norway (Krone)	0.11709	0.13702	0.12678	0.11764
Republic of Korea (Won)	0.00083	0.00094	0.00089	0.00084
Singapore (Singapore Dollar)	0.69970	0.75781	0.73412	0.69970
South Africa (Rand)	0.07133	0.08805	0.08177	0.07133
Sweden (Krona)	0.11330	0.12900	0.11906	0.11877
Switzerland (Franc)	0.98100	1.17090	1.05090	1.02870
Taiwan (New Taiwan Dollar)	0.03005	0.03298	0.03184	0.03024
United Kingdom (British Pound)	1.46339	1.58880	1.53288	1.51666
(1) Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See “Litigation” in Note 7 of the Notes to our Unaudited Consolidated Financial Statements, which is incorporated herein by reference.

Item1A.	Risk Factors

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

MANNATECH, INCORPORATED

Dated: November 10, 2015	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: November 10, 2015	By:	/s/ David A. Johnson
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