Form 10-K
period 2015-12-31
MANNATECH INC
filed 2016-03-15
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

At June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the Registrant was $38,898,522 based on the closing sale price of $18.00, as reported on the NASDAQ Global Select Market.

The number of shares of the Registrant’s common stock outstanding as of February 29, 2016 was 2,696,986 shares.

Documents Incorporated by Reference

Mannatech, Incorporated incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2015 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

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

Overview

Mannatech is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) North America/South America (the United States, Canada, Colombia and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). We conduct our business as a single operating segment and primarily sell our products and packs through a network of independent associates and members who occupy positions in our network. As of December 31, 2015, we had approximately 219,000 active independent associate and member positions held by individuals in our network associated with the purchase of our products and packs within the last 12 months.

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

Available Information

On our website (https://www.mannatech.com), we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and certain other information filed or furnished with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after electronically filing or furnishing such material. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Mannatech, that electronically file with the SEC at http://www.sec.gov. Additionally, such materials are available in print upon the written request of any shareholder to our principle executive office located at 600 S. Royal Lane, Suite 200, Coppell, Texas 75019, Attention: Investor Relations, or by contacting our investor relations department at (972) 471-6512 or IR@mannatech.com.

Business Segment, Products and Product Development

Business Segment. We conduct our business as a single operating segment – primarily through sales of nutritional supplements, skin care and anti-aging products, and weight management and fitness products through network marketing distribution channels in 25 countries. For more information with respect to the financial results and conditions of our business segment, including financial information about geographic areas, see Note 16 to our Consolidated Financial Statements, Segment Information.

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

The history of our proprietary ingredients and products is as follows:

•	In 1994, we developed and began selling our first products containing Manapol® powder, an ingredient formulated to support cell-to-cell communication.

•	In 1996, we enhanced our products based on the study of glycoproteins and our scientists developed our own proprietary compound, Ambrotose® complex, which we patented. Our Ambrotose® complex is a blend of polysaccharides (composed of monosaccharides) that helps provide support for the immune system.

•	In 2001, we broadened our proprietary ingredients by developing the Ambroglycin® blend, a balanced food-mineral matrix which helps deliver nutrients to the body and which is used in our proprietary Catalyst™ and Glycentials® vitamin/mineral supplements.

•	In 2004, we introduced our proprietary blend of antioxidant nutrients, MTech AO Blend® ingredient, which is used in our proprietary antioxidant Ambrotose AO® product.

•	In 2006, we introduced a unique blend of plant-based minerals, natural vitamins, and standardized phytochemicals for use in our proprietary PhytoMatrix® product. We also introduced a compound used in reformulated Advanced Ambrotose® complex. This compound allows a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe to be produced in a stable powdered form.

•	In 2007, we introduced into the United States market our skin care and anti-aging line of products that supports skin’s natural texture, beauty, and elasticity. We also launched our PhytoMatrix® caplets, Advanced Ambrotose® capsules and Manna•Bears™ supplement into international markets.

•	In 2008, we introduced a proprietary proteolytic enzyme and phytosterol dietary supplement that supports the body’s natural recovery processes associated with physical activity in our BounceBack® capsules. We also introduced a proprietary version of whey protein peptide technology that assists targeted fat loss when combined with exercise and a healthy diet in our OsoLean™ powder.

•	In 2009, we introduced our Omega-3, which features EPA/DHA essential acids, PhytoBurst™ Nutritional Chews formulated with vitamins, minerals, and phytonutrients from food-sourced ingredients, and GI-ProBalance™ Slimstick, which is a synbiotic digestive product containing probiotics, prebiotics, and digestive enzymes. In addition, we improved our Ambrotose® products to include beta-Carotene.

•	In 2010, we launched our Mannatech LIFT™ Skin Care System, which is paraben-free and formulated to give skin a more natural youthful appearance.

•	In 2011, we introduced our reformulated version of our Omega-3 supplement, which now includes Vitamin D3 and features EPA/DHA essential acids. We expanded several previously launched products from our domestic line to our international markets.

•	In 2012, we launched our NutriVerus™ powder, a single product that features all of our core scientific technologies at a very affordable price. This unique, ground-breaking product combines our core glyconutrient technologies with vitamins, minerals, antioxidants and stabilized rice bran, all based on Real Food Technology solutions.

•	In 2013, we launched Ūth™ skin cream, a breakthrough in anti-aging that incorporates Mannatech’s glyconutrient technology along with a microsphere delivery system that supports more thorough delivery of the active ingredients to all levels of the skin.

•	In 2014, we launched GlycoBOOM™ Advanced Immune Support Supplement, packed with nutrients that are designed to support the body’s natural defenses.

•	In 2015, Mannatech introduced a new brain supplement, Cognitate™, featuring a proprietary blend of natural ingredients to aid memory, recall and cognition.

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

Skin Care and Anti-Aging, which offers several products formulated with more than 30 botanical ingredients that are designed to give the skin a more natural, youthful appearance by moisturizing, hydrating and reducing the appearance of fine lines and wrinkles. In addition, we added our Ūth™  skin rejuvenation crème to our skin care and anti-aging line.

 The following table summarizes our products by category:

Product Category	Representative Products
Health
Ambrotose® complex, Ambrotose AO®, Advanced Ambrotose®, PhytoMatrix®, Manna•Bears™, Catalyst™, PLUS™, Manna-C™, CardioBALANCE®, ImmunoSTART®, BounceBack®, MannaCLEANSE™, PhytAloe®, GI-Zyme®, Omega-3 with Vitamin D3, PhytoBurst™ Nutritional Chews, NutriVerus™, Optimal Support Packets, GI Pro Balance™ Slimstick, GlycoBOOMTM Slimsticks, Manapol® powder, and Cognitate™.

Weight and Fitness	OsoLean™, GlycoSlim®, AmbroStart®, SPORT™, and EM·PACT®.
Skin Care and Anti-Aging	Emprizone®, FIRM with Ambrotose®, LIFT™ Multiphase Serum, LIFT™ Night Repair Crème, LIFT™ Body Lotion, Ūth™ Cleanser, Ūth™ Skin Rejuvenation Crème, Ūth™ Moisturizer, FreshDen™, Gel Mask, and Organt.

A significant portion of our revenue is derived from NutriVerus™, PLUS™, Ūth™ Skin Rejuvenation, and our core Ambrotose® complex products which include the Ambrotose® products and Advanced Ambrotose® products. Product revenue from these products were as follows for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015		2014
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$59,026	32.7%	$63,791	33.6%
Ambrotose®	9,686	5.4%	10,895	5.7%
NutriVerus™	8,541	4.7%	10,530	5.5%
PLUS™	8,239	4.6%	8,923	4.7%
Ūth™ Skin Rejuvenation	5,394	3.0%	13,431	7.1%
Total	$90,886	50.4%	$107,571	56.6%

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

Direct Selling/Network Marketing Channel

Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. Direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2014 approximately 99 million global direct sellers collectively generated annual retail sales of $182.8 billion.

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

We believe that our patented blends and formulas distinguish us as a leader in the global nutritional supplements industry. We also believe the use of unique compounds found in our products allows us to effectively differentiate and distinguish our products from those of our competitors.

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

Mannatech’s team of experienced researchers and scientists continually reviews the latest published research data, attends scientific conferences, and draws upon its vast knowledge and expertise to develop new products and support existing ones. In addition, this team works in collaboration with other research firms, universities, institutes, and scientists. Our products have been the focus of numerous pre-clinical and clinical studies.

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

Research and development costs – relating to new product development, enhancement of existing products, clinical studies and trials, FDA compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees – were approximately $1.7 million for the year ended December 31, 2015 and $1.6 million for the year ended December 31, 2014.

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

To further ensure product quality, we seek qualified independent organizations to conduct further product testing.  To date, numerous products have been tested, and:

•	ten products are certified according to the NSF/ANSI 173 Dietary Supplement Standard—the only American National Standard for dietary supplements. This certification ensures that this product contains only the ingredients indicated on the label and is free of impurities, and that Good Manufacturing Practices were used in the manufacturing facility; and

•	twenty-six products have been tested and confirmed to be gluten-free by Covance Laboratories.

4.	Global Scientific Advisory Board. A charter for an advisory board has been established and will be filled by a combination of independent scientists and doctors from multiple disciplines, along with two members of Mannatech staff. Members of the Global Scientific Advisory Board (GSAB) will review each new and reformulated product to ensure ingredients and products are up to Mannatech’s high standards and are in line with the latest, viable research. GSAB may also make ingredient and product suggestions for new products.

5.	High-Caliber, Industry-Leading Independent Associates. Our global team of independent associates is comprised of dedicated, hard-working, high-caliber individuals, many of whom have been associated with the network marketing industry for decades and have been loyal to us since our beginning in 1993. To capitalize on their wealth of knowledge and experience, we sponsor a panel of independent associates, called the “North American Associate Advisory Council” (the “Advisory Council”), which helps identify and effectively relay the needs of our independent business-building associates to us. The members of the Advisory Council are elected by their peers and serve a three-year term. The Advisory Council meets periodically with our team of senior management to recommend changes, discuss issues, and provide new ideas or concepts, including a full spectrum of innovative ideas for additional quality-driven nutritional supplements aimed at maintaining optimal health and wellness.

6.	Support Philosophy for Our Independent Associates and Members. We are fully committed to providing the highest level of support services to our independent associates and members and believe that we meet expectations and build customer loyalty through the following:

•	offering highly-personalized and responsive customer service;

•	offering a satisfaction guarantee product return policy;

•
providing comprehensive corporate websites (www.mannatech.com, www.allaboutmannatech.com, www.mannatechscience.org, www.library.mannatech.com, www.events.mannatech.com, www.mannafest.com and www.mannatechlive.com), that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools;

•	maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and downline organization reporting for our independent associates at minimal costs;

•	offering, in the United States and Canada, an effective compilation of online marketing and training tools, including MannaSocial, and our Navig8 Global Business System;

•	offering updated training/orientation and compliance programs for our independent associates;

•	providing strategically based distribution fulfillment centers to ensure products are shipped on time and at minimal cost; and

•	sponsoring marketing events, designed to provide information, education, and motivation for our dedicated business-building associates and to help stimulate business development. These events provide an interactive venue for introducing new products and services and allow interaction between our management teams, outside researchers, and independent associates.

7.	Flexible Operating Strategy. We believe efficiency, focus, and flexibility are paramount to our operations. For more than a decade, we have contracted with third parties to supply and manufacture our proprietary raw materials and products, which we believe allows us to minimize capital expenditures, capitalize on such parties’ expertise, and build additional resources for strategic alliances in the areas of distribution and logistics, product registration, and export requirements. By contracting with various suppliers and manufacturers and by outsourcing distribution for all of our operations, we believe we can quickly adapt operations to current demands in a timely, efficient, and cost-effective manner. We monitor the performance of our third party contractors to ensure they maintain a high quality of service. In addition, we identify alternative sources for our raw materials suppliers and finished goods manufacturers to help prevent any risk of interruption in production should any existing contractors become unable to perform satisfactorily.

8.	Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. At December 31, 2015, our Board of Directors is composed of seven directors, including five independent directors. We believe our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

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

Intellectual Property

Trademarks. We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2015, we had 29 registered trademarks in the United States and six trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2015, we had 328 registered trademarks in 38 countries and 32 trademark applications pending in 14 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.

Patents. The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2015, we had 54 patents for technology related to our Ambrotose® formulation, five of which are in the United States and the remainder of which are in 34 foreign jurisdictions.  Overall, as of December 31, 2015, 118 patents have been issued, granted and validated to Mannatech in major global markets for the technology relating to our Ambrotose®, Ambrotose AO®, GI-ProBalance™, PhytoMatrix®, NutriVerus™, and PhytoBurst® product formulations, as well as in the field of biomarker assays. Currently, we have 40 patent applications pending in various jurisdictions relating to the technology supporting the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.

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

Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of new innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 219,000 active independent associate and member positions held by individuals purchasing our products or packs during the 12 months ended December 31, 2015, and we had approximately 230,000 active independent associate and member positions held by individuals purchasing our products or packs during the 12 months ended December 31, 2014. We have a loyalty program through which consumers earn loyalty points from qualified automatic orders, which can be applied to future purchases.

Independent Associate Development. Network marketing consists of enrolling individuals who build a network of independent associates, members, and retail customers who purchase products. We support our independent associates by providing an array of support services that can be tailored to meet individual needs, including:

•	offering educational meetings and corporate-sponsored events that emphasize business-building and compliance related information;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;

•	providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;

•	maintaining an efficient decentralized ordering and distribution system;

•	providing highly personalized and responsive order processing and customer service support accessible by multiple communication channels including telephone, Internet, or e-mail;

•	offering 24-hour, seven days a week access to information and ordering through the Internet;

•	offering Success TrackerTM, a customized business-building genealogy system, which contains graphs, maps, alerts, reports, and web video conferencing for our independent associates;

•	offering, in the United States and Canada, a compilation of online marketing and training tools, including MannaSocial, and our Navig8 Global Business System; and

•	providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment.

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

Our global associate career and compensation plan pays various types of commissions and incentives based upon a point system that calculates a percentage of the independent associate’s commissionable direct and indirect net product sales and the attainment of certain associate achievement levels. All payments to our independent associates are made after they have earned their commissions. We believe our global associate career and compensation plan fairly compensates our independent associates at every stage of building their business by quickly rewarding an independent associate for both the breadth and depth of their global seamless downline structure.

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

Management of Independent Associates. We actively monitor our independent associates’ activities related to sales of our products and the promotion of certain business opportunities by requiring our independent associates to abide by our policies and procedures. However, we have limited control over the actions of our independent associates. To aid in our monitoring efforts, we provide each independent associate with a copy of our policies and procedures prior to or upon signing up as an independent associate. We also use various media formats to distribute changes to our mandatory policies and procedures, including our corporate website, conference calls, educational meetings, corporate events, seminars, and webcasts.

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

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, over-the-counter drugs, medical devices, and pharmaceuticals. In January 2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body”. In the rule and its preamble, the FDA distinguished between permitted claims under the Federal Food, Drug and Cosmetic Act (the “Act”) relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease. In June 2007, the FDA issued a rule, as authorized under the Act that defined current Good Manufacturing Practices in the manufacture and holding of dietary supplements. Effective January 1, 2006, legislation required specific disclosures in labeling where a food, including a dietary supplement, contains an ingredient derived from any of eight named allergens. Legislation passed at the end of 2006 now requires us to report to the FDA any reports of “serious adverse events” associated with the use of a dietary supplement or an over-the-counter drug that is not covered by new drug approval reporting. The FDA created the Office of Dietary Supplements (“ODSP”) on December 21, 2015. The creation of this new office elevates the FDA’s program from its previous status as a division under the Office of Nutrition and Dietary Supplements. ODSP will continue to monitor the safety of dietary supplements.

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

International Regulations. We are also subject to extensive regulations in each country in which we operate. Currently we sell our products in three regions: (i) North America/South America (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom);  and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). Some of the country-specific regulations include the following:

•	the National Provincial Laws, Natural Health Product Regulations of Canada, and the Federal Competition Act in Canada;

•	the Therapeutic Goods Administration and the Trade Practices Act in Australia;

•	federal and state regulations in Australia;

•	national regulations including the Local Trading Standards Offices in the United Kingdom;

•	regulations from the Ministry of International Trade and Industry in Japan;

•	regulations from the Commerce Commission and the Fair Trade Act of 1993 in New Zealand;

•	the Fair Trade Commission, which oversees the Door to Door Sales Act and the Health and Functional Food Act enforced by the Korea Food and Drug Administration in the Republic of Korea;

•	the Fair Trade Law, which is enforced by the Taiwan Fair Trade Commission and the Administration of Food Hygiene, Health Food Products Administration Act enforced by the Taiwan Department of Health;

•	the Danish Health Board, the Danish Marketing Practice Act, the Danish Consumer Ombudsman, the Danish Executive Order on Dietary Supplements, the Guidelines for food supplements, and the Danish Act on Foodstuffs in Denmark;

•	the German Unfair Competition Act, German Regulation on food supplements, and German Law on food and feed;

•	regulations governing business practices in South Africa;

•	the Consumer Protection Act, the Sale of Food Act, and various regulations that are governed by the Ministry of Trade and Industry in Singapore;

•	the Austrian Trade Law (1994), the Food Safety and Consumer Protection Law (2006), and the Food Code in Austria;

•	the Food and Consumer Products and the Unfair Trade Practices Act, Door to Door Selling Act and Provisions of the General Dutch Civil Code relating to terms and conditions and misleading advertising in the Netherlands;

•	the Consumer Sales Act, Marketing Practices Act, Distance and Doorstep Sales Act, the Product Liability Act, Product Safety Act, the Companies Act and the Food Act in Sweden;

•	the Law on Marketing and Contract Conditions, the Law on Repentance Right, the Statutory Order on Self Inspection of Food Provisions, the Law on Food products and Food Safety, and various guidelines from the Norwegian Consumers Agency on telephone selling and internet marketing, in Norway;

•	the Health Law and various Official Mexican Standards, the consumer protection law, the Mexican Corporate law, the Foreign Investment Law, the Federal Labor law in Mexico, as well as various municipal and state regulations and codes;

•	various Business, Civil, and Labor Codes in the Czech Republic as well as the Consumer Protection Act, and regulations and edicts of various government agencies such as The Ministry of Health, National Institute of Public Health, State Institute of Drug Control and the Czech Agriculture and Food Inspection Authority;

•	the Consumer Protection Act in Estonia, and in the area of food supplements the Veterinary and Food Board also enforces local legislation including Estonia Food Act and Medicine Act;

•	the Finnish Food Act, the Finnish Food Packaging and Consumer Protection Acts, Act on Unfair Business Practice Act, Decrees and other regulations in Finland;

•	the Consumer Protection Act of 2007, the Distance Selling Regulations Act of 2001 in Ireland;

•	various European Union (“EU”) regulations and pronouncements, subject to local statutes and regulations, address both our selling activities and the sale of food supplements in EU member nations, including, primarily, the EU Food Supplement Directive (2002/46/EC) and Nutrition and Health Claims Regulations (2006/1924/EC);

•	the Food and Drugs (Composition and Labeling) Regulations, the Pyramid Schemes Prohibition Ordinance, the Personal Data (Privacy) Ordinance, and the Import and Export Ordinance in Hong Kong;

•	the Retail Trade Act of January 15, 1996, regulating both multi-level marketing (article 22) and pyramid sales (article 23), and Spanish Law 1/2007 on Consumer Protection (“Spanish Consumers Act”), regulating consumer protection, including warranties and product liability, in Spain; and

•	the Regulation of Act 1700 of 2013, Article 2.2.50 on December 27, 2013 governs the Activities of Network Marketing or Multilevel Marketing companies through monitoring compensation plans, contract conditions and enacting preventive suspension, in Colombia.

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

In Colombia, our network marketing system is governed by the Regulation Act of 1700 of 2013 on Activities of Network Marketing or Multilevel Marketing. It specifies requirements for our compensation plan, contracts, corporate governance and penalties for violations. Data processing is regulated by Act No. 1581 of 2012 and Regulatory Decree No. 1377 of 2013 which protects personal data and requires that Mannatech to obtain authorization from the owner to collect personal data. The distribution of nutritional supplement products is governed by Invima, which is in charge of inspecting and monitoring the marketing and manufacturing of health products.

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

In Sweden, various provisions of the Consumer Sales Act (1990), the Marketing Practices Act (2008), the Distance and Doorstep Sales Act (2005), the Product Liability Act (1992), the Product Safety Act (2004), and the Companies Act (2005) all serve to govern our multi-level marketing and business activities. The Food Act (2006) provides regulations and guidelines for the sale of food and food supplements. We are subject to the authority of the Swedish Consumer Office, the Swedish Companies Registration Office, the Swedish Tax Office, Swedish Customs, Medical Products Agency, and the National Food Administration. As in all EU countries various EU regulations and guidelines apply.

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

The availability of independent associates decreases when other network marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our unique patented, proprietary blend of high-quality products;

•	our 22 year track record in the business of selling nutritional products;

•	our model which does not require our independent associates to carry inventory or accounts receivable;

•	our unique and financially rewarding global associate career and compensation plan;

•	our innovative marketing and educational tools; and

•	our easy and convenient delivery system.

Employees

At December 31, 2015 and 2014, we employed 287 and 270 people, respectively, as set forth below:

	2015	2014
North America	181	172
Asia/Pacific	77	74
EMEA	29	24
Total	287	270

	2015	2014
Full-time employees	282	265
Part-time employees	5	5
Total	287	270

These numbers do not include our independent associates, who are independent contractors and are not employees.

Item 1A.	Risk Factors

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

As of December 31, 2015, we had approximately 219,000 active independent associates and member positions held by individuals who purchased our products within the last 12 months, of which 141 occupied the highest associate levels under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

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

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements on us and increase the cost of doing business.  The FDA created the Office of Dietary Supplements (ODSP) on December 21, 2015. The creation of this new office elevates the FDA’s program from its previous status as a division under the Office of Nutrition and Dietary Supplements. ODSP will continue to monitor the safety of dietary supplements.

In several of our markets, new regulations have been adopted, or are likely to be adopted, in the near-term that will impose new requirements, make changes in some classifications of supplements under the regulations, or limit the claims we can make. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. In Europe, for example, we are unable to market supplements that contain ingredients that have not been previously marketed in Europe without going through an extensive registration and approval process. Europe is also expected to adopt additional regulations in the future to set new limits on acceptable levels of nutrients. South Africa has also implemented new “complementary medicine” legislation, which requires a significant dossier in order to register current and new products. Mannatech is working toward complying with the new legislation and is in contact with the Direct Selling Association in South Africa. The FDA has implemented Good Manufacturing Practices for the U.S. nutritional supplement industry. Our operations could be harmed if new regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable regulatory requirements, if the cost of complying with regulatory requirements increases materially, or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

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

We have filed patent applications for the technology relating to our Ambrotose®, Ambrotose AO®, PhytoMatrix® , NutriVerus™, PhytoBurst®, and GI-ProBalance®™ products in the United States and certain foreign countries. As of December 31, 2015, we had received 54 patents for the technology relating to Ambrotose® complex, five of which were issued in the United States and the remainder of which were issued, granted, and validated in 34 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our  products may not issue or that the patent protection granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

Although there are several patents expiring in late 2017 related to the Ambrotose® technology, Mannatech continues to actively explore additional patent protection of its technology and pursue expanded patent protection strategies.  Mannatech has a number of pending patent applications for additional protection of Ambrotose®-related technology.  Two of these patents have already issued, and the remaining patent applications are at various stages of processing, depending on the timeline of each market’s patent offices.

Most  of our patents for the Ambrotose AO®, GI-ProBalance®™, PhytoMatrix®, NutriVerus™, PhytoBlend and rapid saccharide and serum formulations do not expire for another nine or more years.

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

A significant portion of our revenue is derived from five products: NutriVerus™, PLUS™, Ūth™ Skin Rejuvenation, and our core Ambrotose® complex products, which include the Ambrotose® products and Advanced Ambrotose® products. A decline in sales value of such legacy products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015		2014
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$59,026	32.7%	$63,791	33.6%
Ambrotose®	9,686	5.4%	10,895	5.7%
NutriVerus™	8,541	4.7%	10,530	5.5%
PLUS™	8,239	4.6%	8,923	4.7%
Ūth™ Skin Rejuvenation	5,394	3.0%	13,431	7.1%
Total	$90,886	50.4%	$107,571	56.6%

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

We currently sell our products in the international markets of Canada, Mexico, Colombia, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, Netherlands, Norway, South Africa, Spain, Sweden, the United Kingdom, Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong. Our international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If we do not adequately address such issues, our international markets may not meet growth expectations. Our international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

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

26	Taxation and transfer pricing affect our operations and we could be subjected to additional taxes, duties, interest, and penalties in material amounts, which could harm our business.

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

For the year ended December 31, 2015, we recognized 68.2% of net sales in markets outside of the United States and 59.3% in markets outside of North America. For the year ended December 31, 2014, we recognized 66.8% of net sales in markets outside of the United States and 57.5% in markets outside of North America. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, while our 2015 net sales grew 1.1% on a Constant dollar basis (see Item 7, Non-GAAP Financial Measures), unfavorable foreign exchange caused a $11.8 million decline in GAAP net sales as compared to 2014. In other words, sales would have been $11.8 million higher, except for the unfavorable impact of foreign exchange. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

 As of December 31, 2015, our directors and executive officers collectively with their families and affiliates, beneficially owned approximately 19.4% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

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

As of the date of issuance of this report, we were in compliance with the continued listing requirements. However, we cannot assure you that we will be successful in continuing to meet all requisite continued listing criteria.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size	Expiration date

Coppell, Texas (corporate headquarters)	110,000 sq. feet	March 2018
Coppell, Texas (distribution center)	75,000 sq. feet(1)	March 2018
St. Leonards, Australia (Australian headquarters)	850 sq. meters(2)	December 2018
Milton Park, Oxfordshire (U.K. headquarters)	3,240 sq. feet	August 2017
Minato-ku, Tokyo, Japan (Japanese headquarters)	161 Tsubos(3)	November 2016
Chuo-ku, Osaka, Japan (Japanese training center)	73 Tsubos(4)	August 2020
Gangnam-gu, Seoul, Korea (Republic of Korea headquarters)	718 Pyong(5)	June 2016
Seo-gu, Daejun, Korea (Regional center)	113 Pyong(6)	June 2016
Haewoondae-gu, Busan, Korea (Pusan training center)	191 Pyong(7)	March 2017
Incheon, South Korea (Incheon training center)	218 Pyong(8)	April 2017
Seoul, South Korea (office)	99 Pyong(9)	June 2016
Taipei, Taiwan (Taiwan headquarters)	172 Pings(10)	February 2020
Kaohsiung, Taiwan (Taiwan training center)	102 Pings(11)	June 2020
Zug, Switzerland (Switzerland headquarters)	680 sq. meters(12)	— (18)
Tsim Sha Tsui, Kowloon, Hong Kong (office)	170 sq. feet	— (18)
Richmond, BC (Canada training center)	1,963 sq. feet	September 2017
Markham, ON (office)	1,714 sq. feet	September 2019
Bedfordview, South Africa (office)	383 sq. meters(13)	— (19)
Guadalajara, Mexico (customer service center)	389 sq. meters(14)	March 2017
Mexico City, Mexico (customer service center)	123 sq. meters(15)	August 2016
Monterrey, Mexico (office)	149.16 sq. meters(16)	June 2016
Tuxtla, Mexico (office)	23.76 sq. meters(17)	October 2016
Singapore (meeting center)	1,098 sq. feet	August 2016
Bogota, Columbia (office)	700 sq. feet	May 2016

(1) The Company subleases a majority of this space to Integrated Distribution and Logistics Direct, LLC, which provides warehousing and distribution services.

(2) Approximately 9,150 square feet & subleases 2,153 sq.ft to Morrison Design Partnership
(3) Approximately 5,729 square feet.
(4) Approximately 2,598 square feet.
(5) Approximately 25,549 square feet.
(6) Approximately 4,021 square feet.
(7) Approximately 6,796 square feet.
(8) Approximately 7,757 square feet.
(9) Approximately 3,523 square feet.
(10) Approximately 6,119 square feet.

(11) Approximately 3,629 square feet.
(12) Approximately 7,320 square feet.
(13) Approximately 4,123 square feet.
(14) Approximately 4,187 square feet.
(15) Approximately 1,324 square feet.
(16) Approximately 1,606 square feet.
(17) Approximately 256 square feet.
(18). Renewable annually.
(19). Renewable monthly.

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

Market for Our Common Stock. On February 12, 1999, we completed our initial public offering. Our common stock is currently trading on Nasdaq under the symbol “MTEX.” As of February 29, 2016, we had an aggregate of 2,696,986 shares of our common stock outstanding and the closing price on such date was $18.16. Below are the high and low closing prices of our common stock as reported on the Nasdaq for each quarter of the fiscal years ended December 31, 2015 and 2014:

2015:	Low	High
First Quarter	$17.12	$28.49
Second Quarter	$18.00	$21.04
Third Quarter	$16.91	$21.00
Fourth Quarter	$18.55	$28.06

2014:	Low	High
First Quarter	$12.64	$19.96
Second Quarter	$12.14	$18.49
Third Quarter	$11.77	$17.32
Fourth Quarter	$12.66	$30.65

Holders. As of February 29, 2016, there were 1,507 shareholders of record.

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

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the two years ended December 31, 2015 and 2014. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements and related notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products that are sold through a global network marketing system. We operate in three regions: (i) North America/South America (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). In the first quarter of 2016, we launched operations in Colombia.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 219,000 active independent associates and member positions held by individuals that had purchased our products and/or packs during the last 12 months, who we refer to as current independent associates and members. New pack  sales and positions in our network are leading indicators for the long-term success of our business. New associate or member positions are created in our network when our packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in twenty-five countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of current independent associates and members that occupy sales or purchasing positions in our network; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure.

Current Economic Conditions and Recent Developments

Overall net sales for 2015 decreased $9.8 million, or 5.2%, compared to 2014. Our operations outside of North America accounted for approximately 59.3% of our consolidated net sales.

The net sales comparisons were affected by the normalization during 2015 of sales of the Ūth™ skin care and anti-aging product that launched in all of our operating markets during 2014 and the normalization of our loyalty program during 2015. These items affected net sales comparability as follows:

•	Net sales attributable to our Ūth™ skin care product were $6.3 million and $13.8 million for 2015 and 2014, respectively, a decrease of $7.5 million.

•	In connection with our loyalty program, we recognize the dollar equivalent in revenue of loyalty points as the points are applied or forfeited. During 2015 we recognized $23.8 million in revenue and deferred $22.2 million in revenue, resulting in a net recognition of revenue of $1.6 million. During 2014, we recognized $17.0 million in revenue and deferred $21.2 million in revenue, resulting in a net deferral of revenue of $4.2 million. During 2015, $5.8 million more in revenue was recognized in connection with our loyalty program as compared to 2014.

Excluding the effects on net sales of the items listed above, net sales for 2015 would have decreased by $8.1 million as compared to 2014. During 2015, fluctuations in foreign currency exchange rates had an overall $11.8 million unfavorable impact on our net sales.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2015 and 2014 (in thousands, except percentages).

	2015		2014		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$180,267	100.0%	$190,081	100.0%	$(9,814)	(5.2)%
Cost of sales	34,102	18.9%	38,350	20.2%	(4,248)	(11.1)%
Gross profit	146,165	81.1%	151,731	79.8%	(5,566)	(3.7)%

Operating expenses:
Commissions and incentives	72,956	40.5%	75,240	39.6%	(2,284)	(3.0)%
Selling and administrative expenses	34,458	19.1%	36,193	19.0%	(1,735)	(4.8)%
Depreciation and amortization	1,793	1.0%	1,608	0.8%	185	11.5%
Other operating costs	24,814	13.8%	25,948	13.7%	(1,134)	(4.4)%
Total operating expenses	134,021	74.3%	138,989	73.1%	(4,968)	(3.6)%
Income from operations	12,144	6.7%	12,742	6.7%	(598)	(4.7)%
Interest income	210	0.1%	121	0.1%	89	73.6%
Other expense, net	(4,155)	(2.3)%	(3,042)	(1.6)%	(1,113)	36.6%
Income before income taxes	8,199	4.5%	9,821	5.2%	(1,622)	(16.5)%
Income tax provision	(2,360)	(1.3)%	(3,325)	(1.7)%	965	29.0%
Net income	$5,839	3.2%	$6,496	3.4%	$(657)	(10.1)%

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

	2015		2014	Reconciliation – Constant $
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	180.3	192.1	$190.1	2.0	1.1%
Product	143.1	152.2	155.3	(3.1)	(2.0)%
Pack	31.7	34.1	27.8	6.3	22.7%
Other	5.5	5.8	7.0	(1.2)	(17.1)%
Gross profit	146.2	155.5	151.7	3.8	2.5%
Income from operations	12.1	13.6	12.7	0.9	7.1%

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the years ended December 31, 2015 and 2014 were as follows (in millions, except percentages):

	2015		2014
North America	$73.3	40.7%	$80.8	42.5%
Asia/Pacific	91.4	50.7%	92.4	48.6%
EMEA	15.6	8.6%	16.9	8.9%
Total	$180.3	100.0%	$190.1	100.0%

Net Sales

For the year ended December 31, 2015, our operations outside of North America accounted for approximately 59.3% of our consolidated net sales, whereas in the same period in 2014, our operations outside of North America accounted for approximately 57.5% of our consolidated net sales.

Consolidated net sales for the year ended December 31, 2015 decreased by $9.8 million, or 5.2%, to $180.3 million, as compared to $190.1 million for the same period in 2014. North America sales decreased by $7.5 million, or 9.3%, to $73.3 million as compared to $80.8 million for the same period in 2014. Asia/Pacific sales decreased by $1.0 million, or 1.1%, to $91.4 million as compared to $92.4 million for the same period in 2014. EMEA sales decreased by $1.3 million, or 7.7%, to $15.6 million as compared to $16.9 million for the same period in 2014.

During 2015, fluctuations in foreign currency exchange rates had an overall unfavorable impact on our net sales. In Constant Dollars net sales for the year ending December 31, 2015 grew by $2.0 million, compared to 2014. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the year ended December 31, 2014.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;
•	changes in consumer demand;
•	changes in the number of independent associates and members;
•	changes in competitors’ products;
•	changes in economic conditions;
•	changes in regulations;
•	announcements of new scientific studies and breakthroughs;
•	introduction of new products;
•	discontinuation of existing products;
•	adverse publicity;
•	changes in our commissions and incentives programs;
•	direct competition; and
•	fluctuations in foreign currency exchange rates.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

			Change
	2015	2014	Dollar	Percentage
Consolidated product sales	$143.1	$155.3	$(12.2)	(7.9)%
Consolidated pack sales	31.7	27.8	3.9	14.0%
Consolidated other, including freight	5.5	7.0	(1.5)	(21.4)%
Total consolidated net sales	$180.3	$190.1	$(9.8)	(5.2)%

Pack sales correlate to new associate positions held by individuals in our network when a starter pack is purchased and to continuing associate positions held by individuals in our network when an upgrade or renewal pack is purchased. However, there is no direct correlation between product sales and the number of new and continuing associate positions and member positions held by individuals in our network because associates and members utilize products at different volumes.

Product Sales

Substantially all of our product sales are to independent associates at published wholesale prices. We also sell our products to members at discounted published retail prices.

Product sales for the year ended December 31, 2015 decreased by $12.2 million, or 7.9%, to $143.1 million, as compared to $155.3 million for the same period in 2014 due primarily to a 3.7% decrease in the number of orders and a 6.6% decrease in average order size. Average order value in 2015 was $155, as compared to $166 for the same period in 2014.

Pack Sales

Packs may be purchased by our independent associates who wish to build a Mannatech business. These packs contain product that is discounted from both the published retail and associate price. There are several pack options available to our independent associates. In certain markets, pack sales are completed during the final stages of the registration process and can provide new independent associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building independent associates can also purchase an upgrade pack, which provides the associate with additional promotional materials, additional products, and eligibility for additional commissions and incentives. Many of our business-building independent associates also choose to purchase renewal packs to satisfy annual renewal requirements to continue to earn various commissions.

The dollar amount of pack sales associated with new and continuing independent associate positions held by individuals in our network was as follows, for the years ended December 31 (in millions, except percentages):

			Change
	2015	2014	Dollar	Percentage
New	$8.7	$8.7	$—	—%
Continuing	23.0	19.1	3.9	20.4%
Total	$31.7	$27.8	$3.9	14.0%

Total pack sales for the year ended December 31, 2015 increased by $3.9 million, or 14.0%, to $31.7 million, as compared to $27.8 million for the same period in 2014 as the number of packs sold increased 9.9%. Average pack value for the year ended December 31, 2015 was $235, as compared to $227 for the same period in 2014.

The approximate number of active new and continuing independent associate positions and member positions held by individuals in our network associated with the purchase of our packs or products during the twelve months ended December 31 was as follows:

	2015		2014
New	96,000	43.8%	108,000	47.0%
Continuing	123,000	56.2%	122,000	53.0%
Total	219,000	100.0%	230,000	100.0%

During 2015 and 2014, we took the following actions to help increase the number of independent associates and members:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;

•	explored new international markets;

•	continued to strengthen compliance initiatives;

•	concentrated on publishing results of research studies and clinical trials related to our products;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition; and

•	implemented changes to our global associate career and compensation plan.

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

For the year ended December 31, 2015, other sales decreased by $1.5 million, or 21.4%, to $5.5 million, as compared to $7.0 million for the same period in 2014. The decrease was primarily due to a decrease in freight fees for product and pack shipments, a cessation of sales to MannaRelief, a decrease in sales aids, and a decrease in event fees.

Gross Profit

For the year ended December 31, 2015, gross profit decreased by $5.6 million, or 3.7%, to $146.2 million, as compared to $151.7 million for the same period in 2014 as a result of weakened sales. Gross profit as a percentage of net sales was 81.1% and 79.8% for 2015 and 2014, respectively.

Commission and Incentives

Commission expenses decreased for the year ended December 31, 2015, by 2.9%, or $2.1 million, to $70.2 million, as compared to $72.3 million for the same period in 2014. The decrease in commissions was due to the decrease in commissionable net sales. Commissions as a percentage of net sales were 39.0% for the year ending December 31, 2015 and 38.0% for the same period in the prior year.

Incentive costs decreased for the year ended December 31, 2015 by 6.9%, or $0.2 million, to $2.7 million, as compared to $2.9 million for the same period in 2014. The costs of incentives, as a percentage of net sales decreased to 1.5% for the year ended December 31, 2015, as compared to 1.6% for the same period in 2014. These decreases are attributed to the United States, where fewer associates qualified for incentives.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the year ended December 31, 2015, overall selling and administrative expenses decreased by $1.7 million, or 4.7%, to $34.5 million, as compared to $36.2 million for the same period in 2014 due to decreases in payroll expense offset by increases in marketing expense. Selling and administrative expenses, as a percentage of net sales were 19.1% and 19.0% during 2015 and 2014, respectively.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the year ended December 31, 2015, other operating costs decreased by $1.1 million, or 4.4%, to $24.8 million, as compared to $25.9 million for the same period in 2014. For the year ended December 31, 2015, other operating costs, as a percentage of net sales, were 13.8%, as compared to 13.7% for the same period in 2014. The decrease in other operating costs was primarily due to a $0.4 million decrease in credit card fees, a $0.4 million decrease in facility costs, a $0.2 million decrease in travel and entertainment expenses, a $0.2 million decrease in bad debt expense, offset by a $0.2 million increase in repairs and maintenance expenses.

Depreciation and Amortization Expense

For the year ended December 31, 2015, depreciation and amortization expense was $1.8 million, as compared to $1.6 million for the same period in 2014.

Other Expense, net

For the year ending December 31, 2015 and 2014, other income (expense), net was ($3.9) million and ($2.9) million, respectively. During 2015, the other income (expense) included $0.2 million of interest income and ($4.2) of foreign exchange loss. During 2014, the other income (expense) included $0.1 million of interest income and ($3.0) of foreign exchange loss.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2015	2014
Australia	30.0%	30.0%
Canada	26.5%	26.5%
Denmark	23.5%	23.5%
Japan	37.1%	37.1%
Mexico	30.0%	30.0%
Norway	27.0%	27.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	20.3%	21.0%
United States	37.5%	37.5%
Cyprus	12.5%	12.5%
Hong Kong	16.5%	16.5%
Ukraine(1)	18.0%	18.0%
Gibraltar	10.0%	10.0%
(1) On March 21, 2014, the Company suspended operations in the Ukraine.

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

As of December 31, 2015 and 2014, we maintained or decreased our valuation allowance for deferred tax assets in the following table (in millions), as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in Topic 740, cannot be met. The U.S. valuation allowance decreased due to the usage of foreign tax credits.

Country	2015	2014
Mexico	$2.5	$2.7
Norway	—	0.1
Sweden	0.1	0.1
Switzerland	1.0	1.2
Taiwan	1.2	1.2
Ukraine	0.1	0.1
United States	4.0	4.3
Other Jurisdictions	0.1	—
Total	$9.0	$9.7

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the years ended December 31, 2015 and 2014, our effective tax rate was 28.9% and 33.9%,respectively. For 2015, the effective tax rate was close to what would have been expected if the federal statutory rate was applied to income before taxes. Items decreasing the effective income tax rate included the lower statutory tax rates in foreign jurisdictions compared to the U.S. and a larger mix of foreign income over U.S. income than in prior years. In addition, the rate decreased for an overall reduction in the valuation allowances associated with certain deferred tax assets. For 2014, the effective income tax rate was close to what would have been expected if the federal statutory income tax rate was applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets, U.S. federal tax on deemed foreign dividend distribution, and “subpart F income” resulting from controlled foreign corporation operations. Items decreasing the effective income tax rate included the foreign tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of December 31, 2015, our cash and cash equivalents increased by 14.3%, or $4.0 million, to $32.0 million from $28.0 million as of December 31, 2014. The Company is required to restrict cash for direct selling insurance premiums and credit card sales in the Republic of Korea, and, as the value of the Korean Won declined, our restricted cash balances decreased during the period ending December 31, 2015 by $0.4 million. Finally, fluctuations in currency rates produced an increase of $1.4 million in cash and cash equivalents in 2015 as compared to an increase of $1.1 million in 2014.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2015, our working capital increased by $7.2 million, or 43.9%, to $23.6 million from $16.4 million at December 31, 2014. The increase in working capital is primarily due to an increase in cash, decreases in taxes payable, deferred revenue, commissions payable and accounts payable, offset by decreases in inventory, deferred commissions and deferred tax assets. Deferred commissions and deferred revenue decreased during 2015 due to the loyalty program (see Note 1 to our Consolidated Financial Statements, Organization and Summary of Significant Accounting Policies).

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

Provided by / (used in):	2015	2014
Operating activities	$4.4	$9.4
Investing activities	$(2.0)	$(1.5)
Financing activities	$0.1	$(1.4)

Operating Activities

Cash provided by operating activities was $4.4 million for the year ended December 31, 2015 compared to cash provided by operating activities of $9.4 million for the same period in 2014.

Investing Activities

For the year ended December 31, 2015, our investing activities used cash of $2.0 million compared to cash used of $1.5 million for the same period of 2014. During the year ended December 31, 2015, we invested $1.3 million in computer hardware and software and $0.7 million for leasehold improvements in various international offices and training centers as compared to $0.8 million for computer hardware and software and $0.7 million in leasehold improvements in our Korean offices and training centers for the same period in 2014.

Financing Activities

For the year ended December 31, 2015, we used cash of $1.5 million to repay capital lease obligations and received $1.6 million in funding from a capital financing agreement which matures in December of 2018 related to our investment in computer hardware and software. For the year ended December 31, 2014, we used cash of $1.5 million to repay capital lease obligations and received approximately $0.1 million in proceeds from stock options exercised.

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

CONTRACTUAL OBLIGATIONS

 The following summarizes our future commitments and obligations associated with various agreements and contracts as of December 31, 2015, for the years ending December 31 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Capital lease obligations	$492	$370	$205	$52	$13	$—	$1,132
Purchase obligations(1)(2)	5,019	—	—	—	—	—	5,019
Operating leases	1,729	1,430	787	297	112	—	4,355
Note Payable and other financing arrangements	766	579	530	—	—	—	1,875
Employment agreements	1,503	—	—	—	—	—	1,503
Royalty agreement	52	59	59	59	59	7	295
Tax liability (3)	110	522	—	—	—	83	715
Other obligations(4)	314	164	49	49	97	769	1,442
Total commitments and obligations	$9,985	$3,124	$1,630	$457	$281	$859	$16,336

(1)	For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)	Excludes approximately $9.9 million of finished product purchase orders that may be cancelled or with delivery dates that have changed as of December 31, 2015.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 8 to our Consolidated Financial Statements, Income Taxes to our consolidated financial statements.
(4)	Other obligations are composed of pension obligations related to the Company's international operations (approximately $1.0 million) and lease restoration obligations (approximately $0.4 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2015:

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2015 and 2014, our inventory reserves were $1.3 million and $2.1 million, respectively.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of December 31, 2015, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life	Net carrying value at December 31, 2015
Office furniture and equipment	5 to 7 years	$0.5 million
Computer hardware and software	3 to 5 years	2.1 million
Automobiles	3 to 5 years	— million
Leasehold improvements	2 to 10 years(1)	1.2 million
Total net carrying value at December 31, 2015		$3.8 million

(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment existed during the years ended December 31, 2015 and 2014.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of December 31, 2015, we recorded $0.7 million in other long-term liabilities and $0.1 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change.  We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2015, we maintained a valuation allowance for deferred tax assets arising from our operations of $9.0 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes.   In addition, as of December 31, 2015, we had non-current deferred tax assets, after valuation allowance, totaling $3.7 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution

Revenue Recognition and Deferred Commissions

Our revenue is derived from sales of individual products, sales of starter and renewal packs, and shipping fees. Substantially all of our product and pack sales are to associates at published wholesale prices and to members at discounted published retail prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience.

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of revenue. At December 31, 2015 and December 31, 2014, deferred revenue was $8.7 million and $10.9 million, respectively. During the third quarter of 2013, we started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied or forfeited, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited. During the third quarter 2014, we modified the program to allow loyalty points to vest more quickly. The deferred revenue associated with the loyalty program at December 31, 2015 and December 31, 2014 was $8.1 million and $9.7 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.4 million and $4.5 million at December 31, 2015 and December 31, 2014, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2014	$5,456
Loyalty points forfeited	(4,664)
Loyalty points used	(12,348)
Loyalty points vested	19,580
Loyalty points unvested	1,679
Loyalty deferred revenue as of December 31, 2014	$9,703

Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited	(8,801)
Loyalty points used	(15,077)
Loyalty points vested	20,403
Loyalty points unvested	1,845
Loyalty deferred revenue as of December 31, 2015	$8,073

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

We estimate a sales return reserve for expected sales refunds based on historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the year ended December 31, 2015 our sales return reserve was composed of the following (in thousands):

December 31, 2015
Sales reserve as of January 1, 2015	$207
Provision related to sales made in current period	1,456
Adjustment related to sales made in prior periods	(10)
Actual returns or credits related to current period	(1,319)
Actual returns or credits related to prior periods	(187)
Sales reserve as of December 31, 2015	$147

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (the “calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2015, our assumptions and estimates used for the calculated fair value of stock options granted in 2015 were as follows:

2015 Grants	April	May	August	November
Estimated fair value per share of options granted:	$11.34	$12.80	$10.36	$12.31
Assumptions:
Annualized dividend yield	—%	—%	—%	—%
Risk-free rate of return	1.2%	1.4%	1.4%	1.6%
Common stock price volatility	79.4%	79.1%	79.2%	80.1%
Expected average life of stock options (in years)	4.5	4.5	4.5	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods. As of December 31, 2015, using our current assumptions and estimates, we anticipate recognizing $0.6 million in gross compensation expense through 2016 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of December 31, 2015, we had 127,124 shares available for grant in the future.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America/South America (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2015 were as follows:

	Year ended December 31, 2015			As of December 31, 2015
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.69196	0.82330	0.75291	0.72892
Canada (Canadian Dollar)	0.71659	0.86220	0.78398	0.72132
Czech Republic (Koruna)	0.03840	0.04380	0.04073	0.04050
Denmark (Kroner)	0.14069	0.16310	0.14891	0.14644
Hong Kong (Hong Kong Dollar)	0.12875	0.12904	0.12900	0.12903
Japan (Yen)	0.00797	0.00857	0.00827	0.00830
Mexico (Peso)	0.05751	0.06885	0.06322	0.05785
New Zealand (New Zealand Dollar)	0.62709	0.78430	0.70104	0.68529
Norway (Krone)	0.11406	0.13702	0.12444	0.11432
Republic of Korea (Won)	0.00083	0.00094	0.00089	0.00085
Singapore (Singapore Dollar)	0.69785	0.75781	0.72818	0.70729
South Africa (Rand)	0.06302	0.08805	0.07896	0.06494
Sweden (Krona)	0.11330	0.12900	0.11873	0.11920
Switzerland (Franc)	0.97107	1.17090	1.04072	1.00928
Taiwan (New Taiwan Dollar)	0.03005	0.03298	0.03155	0.03040
United Kingdom (British Pound)	1.46339	1.58880	1.52916	1.48259
Various countries (1) (Euro)	1.04993	1.21430	1.11076	1.09270

(1) Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Item 9B.	Other Information

The Company inadvertently failed to furnish under Item 2.02 of Form 8-K its earnings release for the third quarter of 2015, which was timely disseminated by Business Wire on November 10, 2015.  A copy of the earnings release is furnished herewith as Exhibit 99.2.  The information contained in Exhibit 99.2 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.

PART III

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the definitive proxy statement for our annual meeting to be filed with the SEC within 120 days after December 31, 2015.

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

MANNATECH, INCORPORATED

Dated: March 15, 2016	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: March 15, 2016	By:	/s/ David A. Johnson
David A. Johnson
Chief Accounting Officer
(principal financial officer)

POWER OF ATTORNEY

The undersigned directors and officers of Mannatech, Incorporated hereby constitute and appoint Larry A. Jobe and David A. Johnson, and each of them, with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Alfredo Bala	Chief Executive Officer (principal executive officer)	March 15, 2016
Alfredo Bala

/s/ David A. Johnson	Chief Accounting Officer (principal financial officer)	March 15, 2016
David A. Johnson

/s/ J. Stanley Fredrick	Chairman of the Board	March 15, 2016
J. Stanley Fredrick

/s/ Robert A. Toth	Director	March 15, 2016
Robert A. Toth

/s/ Gerald E. Gilbert	Director	March 15, 2016
Gerald E. Gilbert

/s/ Marlin Ray Robbins	Director	March 15, 2016
Marlin Ray Robbins

/s/ Larry A. Jobe	Director	March 15, 2016
Larry A. Jobe

/s/ Linda K. Ferrell	Director	March 15, 2016
Linda K. Ferrell

/s/ Eric W. Schrier	Director	March 15, 2016
Eric W. Schrier

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mannatech, Incorporated
Coppell, Texas

We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated and Subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Dallas, Texas
March 15, 2016

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$31,994	$27,999
Restricted cash	1,511	1,511
Accounts receivable, net of allowance of $261 and $213 in 2015 and 2014, respectively	369	504
Income tax receivable	4	4
Inventories, net	9,199	10,591
Prepaid expenses and other current assets	2,905	3,069
Deferred commissions	3,443	4,544
Deferred tax assets, net	460	1,141
Total current assets	49,885	49,363
Property and equipment, net	3,848	2,481
Construction in progress	839	1,622
Long-term restricted cash	6,586	7,045
Other assets	3,759	3,567
Long-term deferred tax assets, net	3,725	3,320
Total assets	$68,642	$67,398

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$447	$901
Accounts payable	2,683	4,252
Accrued expenses	6,221	6,356
Commissions and incentives payable	6,818	7,908
Taxes payable	736	2,578
Current deferred tax liability	84	123
Current notes payable	713	—
Deferred revenue	8,677	10,890
Total current liabilities	26,379	33,008
Capital leases, excluding current portion	612	852
Long-term deferred tax liabilities	24	26
Long-term notes payable	1,069	—
Other long-term liabilities	1,994	2,136
Total liabilities	30,078	36,022

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,773,972 shares issued and 2,682,078 shares outstanding as of December 31, 2015 and 2,773,972 shares issued and 2,676,077 shares outstanding as of December 31, 2014	—	—
Additional paid-in capital	40,494	40,672
Retained earnings	8,589	2,750
Accumulated other comprehensive income (loss)	686	(109)
Treasury stock, at average cost, 91,894 shares as of December 31, 2015 and 97,895 shares as of December 31, 2014, respectively	(11,205)	(11,937)
Total shareholders’ equity	38,564	31,376
Total liabilities and shareholders’ equity	$68,642	$67,398

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2015	2014
Net sales	$180,267	$190,081
Cost of sales	34,102	38,350
Gross profit	146,165	151,731

Operating expenses:
Commissions and incentives	72,956	75,240
Selling and administrative expenses	34,458	36,193
Depreciation and amortization	1,793	1,608
Other operating costs	24,814	25,948
Total operating expenses	134,021	138,989

Income from operations	12,144	12,742
Interest income	210	121
Other expense, net	(4,155)	(3,042)
Income before income taxes	8,199	9,821

Income tax provision	(2,360)	(3,325)
Net income	$5,839	$6,496

Earnings per common share:
Basic	$2.18	$2.44
Diluted	$2.14	$2.40

Weighted-average common shares outstanding:
Basic	2,680	2,663
Diluted	2,728	2,706

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2015	2014
Net income	$5,839	$6,496
Foreign currency translations gain	815	653
Pension obligations, net of tax provision of $11 and $11 in 2015 and 2014, respectively	(20)	(19)
Comprehensive income	$6,634	$7,130

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’EQUITY
(in thousands)

	Common stock	Additional paid in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2013	$—	$42,592	$(3,746)	$(743)	$(14,651)	$23,452
Charge related to stock-based compensation	—	678	—	—	—	678
Stock option exercises	—	(2,630)	—	—	2,714	84
Tax benefit from exercise of stock options	—	32	—	—	—	32
Foreign currency translation	—	—	—	653	—	653
Pension obligations, net of tax of $11	—	—	—	(19)	—	(19)
Net income	—	—	6,496	—	—	6,496
Balance at December 31, 2014	$—	$40,672	$2,750	$(109)	$(11,937)	$31,376
Charge related to stock-based compensation	—	592	—	—	—	592
Stock option exercises	—	(704)	—	—	732	28
Tax effect from exercise of stock options	—	(66)	—	—	—	(66)
Foreign currency translation	—	—	—	815	—	815
Pension obligations, net of tax of $11	—	—	—	(20)	—	(20)
Net income	—	—	5,839	—	—	5,839
Balance at December 31, 2015	$—	$40,494	$8,589	$686	$(11,205)	$38,564

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,839	$6,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,793	1,608
Provision for inventory losses	480	2,124
Provision for doubtful accounts	369	579
(Gain) loss on disposal of assets	28	(9)
Stock-based compensation expense	592	678
Deferred income taxes	88	(1,627)
Tax expense (benefit) from exercise of stock options	66	(32)
Changes in operating assets and liabilities:
Accounts receivable	(266)	(713)
Inventories	605	970
Prepaid expenses and other current assets	462	945
Other assets	86	(170)
Deferred commissions	1,031	(1,943)
Accounts payable	(1,562)	(709)
Accrued expenses and other liabilities	(392)	854
Taxes payable	(1,819)	803
Commissions and incentives payable	(969)	(2,102)
Deferred revenue	(2,063)	4,749
Change in restricted cash	18	(3,081)
Net cash provided by operating activities	4,386	9,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,979)	(1,534)
Proceeds from sale of assets	—	9
Net cash used in investing activities	(1,979)	(1,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	28	84
Tax benefit (expense) from exercise of stock options	—	32
Proceeds from note payable	1,640	—
Repayment of capital lease obligations	(1,526)	(1,540)
Net cash provided (used) in financing activities	142	(1,424)
Effect of currency exchange rate changes on cash and cash equivalents	1,446	1,133
Net increase in cash and cash equivalents	3,995	7,604
Cash and cash equivalents at the beginning of the year	27,999	20,395
Cash and cash equivalents at the end of the year	$31,994	$27,999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$4,659	$4,253
Interest paid on capital leases	$89	$119
Summary of non-cash investing and financing activities:
Assets acquired through financing arrangements	$670	$2,141

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products. We currently sell our products into three regions: (i) North America/South America (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong).

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

Transaction losses totaled approximately $4.2 million and $3.0 million, for the years ended December 31, 2015 and 2014, respectively, and are included in other expense, net in the Company’s Consolidated Statements of Operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2015 and 2014, credit card receivables were $0.4 million and $1.2 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $31.3 million and $24.8 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of December 31, 2015 and 2014, our total restricted cash was $8.1 million and $8.6 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2015 and 2014, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At December 31, 2015 and 2014, the Company held an allowance for doubtful accounts of $0.3 million and $0.2 million, respectively.

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

Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. We determined that no impairment indicators existed during the years ended December 31, 2015 and 2014.

Other Assets

At December 31, 2015 and 2014, other assets were $3.8 million and $3.6 million, respectively. Included in the December 31, 2015 and 2014 balances were deposits for building leases in various locations of $1.9 million and $1.5 million, respectively. Also included in the December 31, 2015 and 2014 balances were $1.6 million and $1.7 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission’s approval to compensate and  protect consumers who participate in network marketing activities from damages. Other assets at each of December 31, 2015 and 2014 also include $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable

Notes payable were $1.8 million at December 31, 2015 as a result of funding from a capital financing agreement related to our investment in computer hardware and software and other financing arrangements.  At December 31, 2015, the current portion was $0.7 million and the long-term portion was $1.1 million.

Other Long-Term Liabilities

Other long-term liabilities were $2.0 million and $2.1 million for the years ending December 31, 2015 and 2014. At December 31, 2015 and 2014, we recorded $0.7 million and $0.8 million, respectively, in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of December 31, 2015 and 2014, accrued restoration costs related to these leases amounted to $0.4 million. At December 31, 2015 and 2014, the Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.5 million and $0.6 million, respectively (See Note 10, Employee Benefit Plans).

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At December 31, 2015 and December 31, 2014, the Company’s deferred revenue was $8.7 million and $10.9 million, respectively. During the third quarter of 2013, the Company started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied or forfeited, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited. During the third quarter 2014, the Company modified the program to allow loyalty points to vest more quickly. The deferred revenue associated with the loyalty program at December 31, 2015 and December 31, 2014 was $8.1 million and $9.7 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.4 million and $4.5 million at December 31, 2015 and December 31, 2014, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2014	$5,456
Loyalty points forfeited	(4,664)
Loyalty points used	(12,348)
Loyalty points vested	19,580
Loyalty points unvested	1,679
Loyalty deferred revenue as of December 31, 2014	$9,703

Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited	(8,801)
Loyalty points used	(15,077)
Loyalty points vested	20,403
Loyalty points unvested	1,845
Loyalty deferred revenue as of December 31, 2015	$8,073

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded for each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the year ended December 31, 2015 our sales return reserve consisted of the following (in thousands):

December 31, 2015
Sales reserve as of January 1, 2015	$207
Provision related to sales made in current period	1,456
Adjustment related to sales made in prior periods	(10)
Actual returns or credits related to current period	(1,319)
Actual returns or credits related to prior periods	(187)
Sales reserve as of December 31, 2015	$147

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

Advertising Expenses

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $5.5 million and $4.9 million, for the years ended December 31, 2015 and 2014, respectively. Educational and promotional items, called sales aids, are sold to associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $1.7 million and $1.6 million, respectively, for the years ended December 31, 2015 and 2014. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

Stock-Based Compensation

The Company currently has one active stock-based compensation plan, which was approved by its shareholders at its 2008 Annual Shareholder’s meeting and amended at the 2010, 2012, and 2014 Annual Shareholder meetings. The Company grants stock options to its employees, consultants, and board members with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. The majority of stock options vest over two or three years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding stock are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, or the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Company records stock-based compensation expense in selling and administrative expenses.

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

Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

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

Concentration Risk

A significant portion of our revenue is derived from five products: NutriVerus™, PLUS™, Ūth™ Skin Rejuvenation, and our core Ambrotose® complex products, which include the Ambrotose® products and Advanced Ambrotose® products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015		2014
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$59,026	32.7%	$63,791	33.6%
Ambrotose®	9,686	5.4%	10,895	5.7%
NutriVerus™	8,541	4.7%	10,530	5.5%
PLUS™	8,239	4.6%	8,923	4.7%
Ūth™ Skin Rejuvenation	5,394	3.0%	13,431	7.1%
Total	$90,886	50.4%	$107,571	56.6%

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

The standard is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early application is permitted for annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2018.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets.  The update eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Management is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

In February of 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Management is currently evaluating the future impact of ASU 2016-02 on its consolidated financial position, results of operations and cash flows.

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

The tables below present the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of December 31, 2015 and 2014. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2015 and 2014.

2015	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$319	$—	$—	$319
Interest bearing deposits – various banks	14,134	—	—	14,134
Total	$14,453	$—	$—	$14,453
Amounts included in:
Cash and cash equivalents	$8,281	$—	$—	$8,281
Restricted cash	737	—	—	737
Long-term restricted cash	5,435	—	—	5,435
Total	$14,453	$—	$—	$14,453

2014	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$392	$—	$—	$392
Interest bearing deposits – various banks	12,322	—	—	12,322
Total	$12,714	$—	$—	$12,714
Amounts included in:
Cash and cash equivalents	$6,159	$—	$—	$6,159
Restricted cash	738	—	—	738
Long-term restricted cash	5,817	—	—	5,817
Total	$12,714	$—	$—	$12,714

NOTE 4: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2015 and 2014, consisted of the following (in thousands):

	2015	2014
Raw materials	$1,187	$2,118
Finished goods	9,277	10,615
Inventory reserves for obsolescence	(1,265)	(2,142)
Total	$9,199	$10,591

NOTE 5: PROPERTY AND EQUIPMENT

As of December 31, 2015 and 2014, property and equipment consisted of the following (in thousands):

	2015	2014
Office furniture and equipment	$8,576	$8,666
Computer hardware	7,747	7,738
Computer software	47,724	46,791
Automobiles	81	81
Leasehold improvements	12,393	12,270
	76,521	75,546
Less accumulated depreciation and amortization	(72,673)	(73,065)
Property and equipment, net	3,848	2,481
Construction in progress	839	1,622
Total	$4,687	$4,103

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of December 31, 2015 and 2014, the net book value of leased assets was $1.1 million and $1.3 million, respectively for leased equipment, purchased licenses, and corporate insurance. The future minimum lease payments (in thousands) are as follows:

2016	$492
2017	370
2018	205
2019	52
2020	13
Total future minimum lease payments	1,132
Less: Amounts representing interest (effective interest rate 4.74%)	(73)
Present value of minimum lease payments	1,059
Current portion of capital lease obligations	447
Long-term portion of capital lease obligations	$612

NOTE 7: ACCRUED EXPENSES

As of December 31, 2015 and 2014, accrued expenses consisted of the following (in thousands):

	2015	2014
Accrued asset purchases	$277	$291
Accrued compensation	1,620	2,180
Accrued royalties	68	105
Accrued sales and other taxes	2,323	1,193
Other accrued operating expenses	562	786
Customer deposits and sales returns	153	211
Accrued travel expenses related to corporate events	271	107
Accrued shipping and handling costs	257	344
Rent expense	76	147
Accrued legal and accounting fees	614	992
	$6,221	$6,356

NOTE 8: INCOME TAXES

The components of the Company’s income before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2015	2014
United States	$769	$2,044
Foreign	7,430	7,777
	$8,199	$9,821

The components of the Company’s income tax provision for the years ended December 31 are as follows (in thousands):

Current provision (benefit):	2015	2014
Federal	$(336)	$2,433
State	21	43
Foreign	2,518	2,547
	2,203	5,023
Deferred provision (benefit):
Federal	191	(1,792)
State	72	349
Foreign	(106)	(255)
	157	(1,698)
	$2,360	$3,325

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2015	2014
Federal statutory income taxes	35.0%	35.0%
State income taxes, net of federal benefit	1.0	3.5
Difference in foreign and United States tax on foreign operations	(14.8)	(16.1)
Effect of changes in valuation allowance for net operating loss carryforwards	(8.7)	14.3
Effect of change in uncertain tax positions (net)	(0.2)	0.5
Federal Sub-Part F Income from foreign operations	5.1	2.9
Foreign exchange	5.3	(0.3)
Other	6.2	(5.9)
	28.9%	33.9%

For the years ended December 31, 2015 and 2014, the Company’s effective tax rate was 28.9% and 33.9% respectively. For 2015, the effective tax rate was less than what would have been expected if the federal statutory rate was applied to income before taxes. Items decreasing the effective income tax rate included the lower statutory tax rates in foreign jurisdictions compared to the U.S. and a larger mix of foreign income over U.S. income than in prior years. In addition, the rate decreased for an overall reduction in the valuation allowances associated with certain deferred tax assets.   For 2014, the effective tax rate was close to what would have been expected if the federal statutory rate was applied to income before taxes. Items increasing the effective income tax rate included the change in the valuation allowances associated with certain deferred tax assets, U.S. federal tax on deemed foreign dividend distribution, and “subpart F income” resulting from controlled foreign corporation operations. Items decreasing the effective income tax rate included the foreign tax credits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

Deferred tax assets:	2015	2014
Current:
Deferred revenue	$567	$453
Inventory capitalization	209	171
Inventory reserves	376	762
Accrued expenses	974	697
Other	205	127
Total current deferred tax assets	2,331	2,210
Noncurrent:
Depreciation and amortization	1,788	1,867
Net operating loss(1)	5,378	5,842
Deferred royalty	16	28
Non-cash accounting charges related to stock options and warrants	684	628
Accrued expenses	239	350
Foreign tax credit carryover	3,568	3,855
Other	620	506
Total noncurrent deferred tax assets	12,293	13,076
Total deferred tax assets	14,624	15,286
Valuation allowance	(9,028)	(9,745)
Total deferred tax assets, net of valuation allowance	$5,596	$5,541
Deferred tax liabilities:
Current:
Prepaid expenses	$406	$413
Deferred commissions	846	769
Other	—	10
Total current deferred tax liabilities	1,252	1,192
Noncurrent:
Internally-developed software	266	11
Depreciation and amortization	1	2
Sub-Part F income deferred	—	—
Other	—	24
Total noncurrent deferred tax liabilities	267	37
Total deferred tax liabilities	$1,519	$1,229

(1) The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Colombia	$64	$22	2019
Mexico	8,482	2,545	2020-2024
Norway	249	67	Indefinite
Singapore	131	22	Indefinite
Sweden	513	113	Indefinite
Switzerland	11,371	1,028	2016-2020
Taiwan	7,133	1,213	2016-2024
Ukraine(1)	581	105	Indefinite
United States (states)	11,079	277	2016-2032
(1) On March 21, 2014, the Company suspended operations in the Ukraine.

In addition to net operating loss attributes, the Company has recorded a foreign tax credit carryforward of $3.1 million, which will begin to expire in 2019 and a charitable contribution carryforward of $0.5 million which will expire between years 2016 through 2020. The Company maintains a full valuation against both the foreign tax credits and the charitable contribution carryforward.

At December 31, 2015 and 2014, the Company’s valuation allowance was $9.0 million and $9.7 million, respectively. The provisions of ASC Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified.

The valuation allowances presented below (in millions) at December 31, 2015 and 2014, represented a reserve against the Company’s net deferred tax asset the Company believed the “more likely than not” criterion for recognition purposes could not be met. The U.S. valuation allowance decreased due to the usage of foreign tax credits.

Country	2015	2014
Mexico	$2.5	$2.7
Norway	—	0.1
Sweden	0.1	0.1
Switzerland	1.0	1.2
Taiwan	1.2	1.2
Ukraine(1)	0.1	0.1
United States	4.0	4.3
Other Jurisdictions	0.1	—
Total	$9.0	$9.7
(1) On March 21, 2014, the Company suspended operations in the Ukraine.

At December 31, 2015 and 2014, the Company did not record a provision for any United States or foreign withholding taxes on its undistributed earnings related to its foreign subsidiaries because it is the intention of the Company to reinvest its undistributed earnings indefinitely in its foreign operations. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. At December 31, 2015, it is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets of December 31 as follows (in thousands):

	2015	2014
Current deferred tax assets	$460	$1,141
Noncurrent deferred tax assets	3,725	3,320
Current deferred tax liabilities	(84)	(123)
Other long-term liabilities	(24)	(26)
Net deferred tax assets	$4,077	$4,312

On January 1, 2007, the Company adopted FIN 48, which was codified into Topic 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. Topic 740 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2015, the Company recorded $0.1 million in current liabilities and $0.7 million in other long-term liabilities related to uncertain income tax positions and income tax reserves associated with various audits. At December 31, 2015, the Company had gross tax-affected unrecognized tax benefits of $0.6 million that, if recognized, would impact the effective tax rate. The Company recognizes penalties and interest charges related to unrecognized tax benefits in current tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Balance as of January 1	$803	$738
Additions for tax positions related to the current year	—	1
Additions for tax positions of prior years	—	111
Reductions of tax positions of prior years	(71)	(47)
Settlements	(17)	—
Balance as of December 31	$715	$803

The Company recognizes interest and/or penalties related to uncertain tax positions in current income tax expense. As of December 31, 2015 and December 31, 2014, the Company had accrued interest and penalties of $0.2 million and $0.1 million in the consolidated balance sheet, of which $26 thousand and $56 thousand were accrued in the consolidated statement of operations. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next twelve months due to uncertainties regarding the timing of any examinations, the Company expects its unrecognized tax benefits to decrease by $0.1 million due to the lapse of statutes of limitations during the next twelve months.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2015, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Australia	2011-2015
Canada	2011-2015
Denmark	2012-2015
Japan	2012-2015
Mexico	2011-2015
Norway	2009-2015
Republic of Korea	2010-2015
Singapore	2011-2015
South Africa	2012-2015
Sweden	2010-2015
Switzerland	2010-2015
Taiwan	2010-2015
United Kingdom	2009-2015
United States	2012-2015

NOTE 9: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

For the year ended December 31, 2015, the Company made cash donations of $0.9 million, $0.5 million of which was accrued at December 31, 2014, to the M5M Foundation, a 501(c)(3) charitable organization that works to combat the epidemic of childhood malnutrition on a global scale. Several of the Company’s directors and officers and their family members serve on the board of the M5M Foundation, including:

•	Al Bala, the Company’s President;
•	Chris Simons, the Company’s Regional Vice President EMEA/North America;
•	Landen Fredrick, son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder; and
•	Lorrie Fry, the daughter of Larry Jobe (a member of our Board).

During 2015, we paid employment compensation of approximately $251,000 in salary, bonus, auto allowance, and other compensation to Landen Fredrick, son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder. In addition, Landen Fredrick participated in the employee health care benefit plans available to all employees of the Company. Landen Fredrick has served as Senior Vice President, Supply Chain and IT since August of 2015. Prior to that, Mr. Fredrick served as Vice President, Global Operations since May of 2013, Vice President, North American Sales and Operations since January of 2011, as Vice President, North American Sales since February of 2010 and as Senior Director of Tools and Training since his hire in May of 2006. Landen Fredrick also serves on the Board of the M5M Foundation.

Mr. Ray Robbins is a member of the Company’s Board of Directors and a major shareholder. Mr. Robbins holds positions in the Company’s associate global downline network marketing system. In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates and during 2015 and 2014, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $3.2 million and $2.9 million, respectively. The aggregate amount of commission and incentives paid to Mr. Robbins was approximately $2.9 million and $2.6 million in 2015 and 2014, respectively. The aggregate amount of commission and incentives paid to family members was approximately $0.3 million in each of 2015 and 2014, of which $0.2 million was paid each year to his son, Kevin Robbins, and $0.1 million was paid each year to his daughter, Marla Finley, and daughter-in-law, Demra Robbins, who both share an account. All commissions and incentives paid to Mr. Robbins and his family members are in accordance with the Company’s global associate career and compensation plan. The Company has also contracted with a software development firm owned by Ryan Robbins, the son of Mr. Ray Robbins. The value of services performed during 2015 were less than $0.1 million.

Johanna Bala, the wife of Al Bala, the Company’s Chief Executive Officer and President, is an independent associate who earns commissions and incentives. The aggregate amount of commission and incentives paid to Johanna Bala was approximately $0.2 million in each of 2015 and 2014.

Mr. Samuel Caster is the Company’s founder and former Chairman of the Board.  Prior to January 2014, Mr. Caster’s beneficial ownership of the Company was approximately 18%, but in January 2014 fell below 5%.

Mr. Caster founded MannaRelief in 1999 and served as its Chairman from 1999 through August 2007. MannaRelief employs William A. Mullens, Mr. Caster’s brother-in-law, as its Executive Director. Mr. Caster’s wife, Linda Caster, serves as MannaRelief’s Chairman of the Board. MannaRelief is a 501(c)(3) charitable organization that provides charitable services for children. MannaRelief is not owned or operated by the Company. The Company discontinued supporting MannaRelief in the second quarter of 2014.

Historically, the Company made cash donations to MannaRelief, sold products to MannaRelief at cost plus shipping and handling charges, and shipped products purchased by MannaRelief to its chosen recipients.

The Company made cash donations and sold products to MannaRelief as follows:

	2015		2014
Sold Products	$	— million	$0.3 million
Contributed Cash Donations	$	— million	$0.3 million

Beginning on December 1, 2011, the Company entered into a series of successive Consulting Agreements with WonderEnterprises, LLC (f/k/a Salinda Enterprises, LLC; hereinafter “Wonder”), where the Company paid Wonder for consulting services performed by Mr. Caster plus reimbursable expenses. Mr. Caster is the owner and an employee of Wonder. For the year ended December 31, 2014, Mr. Caster received $0.1 million for consulting services under these Consulting Agreements. Pursuant to the termination of the final Consulting Agreement according to its terms on February 28, 2014, Mr. Caster is no longer serving as a consultant for the Company.

NOTE 10: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During each of the years ended December 31, 2015 and 2014, the Company contributed approximately $0.2 million to the 401(k) Plan for matching contributions.

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

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets were as follows for the years ended December 31 (in thousands):

Projected benefit obligation:	2015	2014
Balance, beginning of year	$549	$629
Service cost	75	88
Interest cost	3	3
Liability losses	(4)	(6)
Benefits paid to participants	(141)	(122)
Special termination benefit	—	34
Foreign currency	(3)	(77)
Balance, end of year	$479	$549

Plan assets:	2015	2014
Fair value, beginning of year	$—	$—
Company contributions	141	122
Benefits paid to participants	(141)	(122)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2015	2014
Benefit obligation	$(479)	$(549)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(479)	$(549)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2015	2014
Accrued benefit liability	$(479)	$(549)
Transition obligation and unrealized gain	(339)	(372)
Net amount recognized in the consolidated balance sheets	$(818)	$(921)

	Years Ended December 31,
Other changes recognized in comprehensive income (loss) (in thousands):	2015	2014
Net periodic cost	$43	$85
Current year gain	(4)	(6)
Amortization of transition obligation	(4)	(4)
Total recognized in other comprehensive income (loss)	(8)	(10)
Total recognized in comprehensive income (loss)	$35	$75

	As of December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain (loss) (in thousands):	2015	2014
Transition obligation	$22	$13
Prior service cost	313	353
Net actuarial gain	4	6
Total recognized in accumulated other comprehensive gain (loss)	$339	$372

2016 estimated amounts of amortized transition obligation (in thousands):	2016
Transition obligation	$(4)

	As of December 31,
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):	2015	2014
Projected benefit obligation	$479	$549
Accumulated benefit obligation	479	549
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2015	2014
Discount rate	0.40%	0.50%
Rate of increase in compensation levels	—%	—%

Components of Expense

Pension expense for the Benefit Plan is included in selling, general and administrative expenses in the Consolidated Statements of Operations and is comprised of the following for the years ended December 31 (in thousands):

	2015	2014
Service cost	$75	$88
Interest cost	3	3
Amortization of transition obligation	4	4
Gain	—	—
Special termination	—	34
Prior service cost	(39)	(44)
Benefit adjustment	—	—
Total pension expense	$43	$85

Estimated Benefits and Contributions

The Company expects to contribute approximately $53,000 to the Benefit Plan in 2016. As of December 31, 2015, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2016	$53
2017	52
2018	49
2019	49
2020	43
Next five years	368
Total expected benefits to be paid	$614

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended, the “2008 Plan”), which reserved up to 100,000 (as adjusted for a 1-for-10 reverse stock split) shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by 100,000 and amended again at the 2014 Annual Shareholder Meeting to increase the number of shares of common stock subject to the plan by an additional 130,000. As of December 31, 2015, the 2008 Plan had 127,124 stock options available for grant before the plan expires on February 20, 2018.

A summary of changes in stock options outstanding during the year ended December 31, 2015, is as follows:

	2015
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	249	16.71
Granted	37	19.18
Exercised	(5)	5.72
Forfeited or expired	(55)	19.78
Outstanding at end of year	226	16.61	7.09	505
Options exercisable at year end	148	16.95	6.34	282

During 2015, the Company issued 5,001 new shares upon the exercise of options, and the Company granted 1,000 new shares to a member of the Board. Options exercised during the year ending December 31, 2015 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price of less than $0.1 million. Options exercised during the year ending December 31, 2014 had a total intrinsic value of less than $0.2 million. Non-vested shares at December 31, 2015 and 2014 were 77,000 and 121,000, respectively.

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2015	2014
Dividend yield:	— (1)	— (1)
Risk-free interest rate:	1.2 – 1.6%	1.3 - 1.5%
Expected market price volatility:	79.1 – 80.1%	77.1 – 80.5%
Average expected life of stock options:	4.5 years	4.5 years

(1) The Company declared no dividends in 2015 or 2014.

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2015 and 2014 was $11.90 and $11.25 per share, respectively. The total fair value of shares vested during the years ended December 31, 2015 and 2014 was $0.6 million and $0.1 million, respectively.

The Company recorded the following amounts related to the expense of the fair values of options during the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Selling, general and administrative expenses and income from operations before income taxes	$575	$512
Benefit for income taxes	(137)	(137)
Effect on net income	$438	$375

As of December 31, 2015, the Company had approximately $0.6 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years, ending December 31, as follows (in thousands):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2016	$352	$54	$298
2017	176	18	158
2018	99	—	99
	$627	$72	$555

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware, and warehouse equipment under various non-cancelable operating leases. Some of these leases have renewal options. All of the Company’s leases expire at various times through August 2023. The Company also leases equipment under various month-to-month cancelable operating leases. For the years ended December 31, 2015 and 2014, total rent expense was approximately $3.6 million and $3.9 million, respectively.

Approximate future minimum rental commitments for non-cancelable operating leases (in thousands) are as follows:

Years ending December 31,
2016	$1,729
2017	1,430
2018	787
2019	297
2020	112
Thereafter	—
$4,355

Purchase Commitments

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. In March 2006, the Company entered into a ten-year supply agreement to purchase plant-derived mineral nutrition products from IHT Health Products, Inc. (f.k.a. InB:Biotechnologies, Inc.). As of December 31, 2015, the Company is required to purchase an aggregate of $5.0 million through 2016.

Royalty and Consulting Agreements

The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and email provided to our associates. The Company paid royalties of $0.2 million and $0.3 million in 2015 and 2014, respectively.

Employment Agreements

The Company has non-cancellable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2015, the Company would continue to be indebted to the executives for $1.5 million, payable through 2016.

NOTE 13: LITIGATION

Pending Litigation

Diana Anselmo and New Day Today Corporation v. Mannatech, Incorporated, Case No. DC-15-01904, Judicial District Court, Dallas County, Texas

On February 18, 2015 Ms. Diana Anselmo and New Day Today Corporation (collectively, the “Plaintiffs”) filed suit against Mannatech alleging breach of contract pertaining to a portion of  proceeds from a Mannatech Associate position once held by Ms. Anselmo’s former husband, Ray Gebauer. Plaintiffs are seeking damages in excess of $1,000,000 plus legal fees and expenses and a declaration that the Company continue to pay Plaintiffs proceeds from Mr. Gebauer’s former account.

The Company retained counsel and Company filed its answer on March 23, 2015 denying Plaintiff’s allegations. The trial was scheduled for March 7, 2016; however, on December 7, 2015 the Court granted the parties Agreed Motion for Continuation and reset the trial for July 11, 2016. The Court issued a mediation order on April 20, 2015.  Mediation must be conducted no later than June 17, 2016. The parties remain engaged in the discovery process. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter.  However, the Company believes it has a valid defense and will vigorously defend this claim. This matter remains open.

Mannatech Korea, Ltd. v. Busan Custom Office, Busan District Court, Korea

On or before April 12, 2015, Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013.  The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, all of which has been accrued to date.  The Court ordered both parties to submit a response to its inquiry by January 15, 2016, and upon the response by both parties, the Court will determine whether to issue a decision without additional hearing or conduct additional hearing. This matter remains open.

Patent Litigation

Mannatech, Incorporated v. Wellness Quest, LLC and Harley Reginald McDaniel, Case No. 3:14-cv-2497, U.S. District Court, for the Northern District of Texas, Dallas Division

On July 11, 2014 the Company filed a patent infringement lawsuit against Wellness Quest, LLC and Dr. H. Reginald McDaniel (“Defendants”) alleging the Defendants infringe United States Patent Nos. 7,157,431 and 7,202,220, both entitled “Compositions of Plant Carbohydrates as Dietary Supplements,” (the “Patents”) and seeking to stop their manufacture, offer, and sale of infringing glyconutritional dietary supplement products. On July 16, 2014, the Company filed a Motion for Preliminary Injunction preventing Defendants from infringing the Patents pending a final decision on the merits. On August 29, 2014, the Defendants filed their Response to Plaintiff’s Motion for Preliminary Injunction and Brief in Support along with their Answer and Affirmative Defenses. On November 4, 2014, the Court denied the Company’s Motion for Preliminary Injunction and Motion to Expedite Discovery.  On December 15, 2014, the Company deposed Dr. Reginald McDaniel. Each party submitted its list of claim constructions/definitions and a list of the supporting authority.  Each party filed its opening brief and their respective responsive briefs. Defendants have designated an expert and the Company deposed the expert on January 27, 2015 regarding his claim construction opinions while reserving the right to examine him later regarding other matters.  The parties remain engaged in the claim construction process. Mediation on this matter was held on April 24, 2015 and a settlement was not reached.

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

On November 5, 2015 the Court issued an Order accepting Defendant’s stipulation of infringement under the Court’s claim interpretation and granted the Company’s partial motion for summary judgment and issued a permanent injunction against Defendants’ infringement of the Patents. The Court stayed the permanent injunction until the conclusion of Defendants’ appeal to the U.S. Court of Appeals for the Federal Circuit (the “Court of Appeals”). On December 3, 2015, Defendants filed their Notice of Appeal which was docketed by the Court of Appeals on December 8, 2015. This matter remains open.

Mannatech, Incorporated v. RBC Life Sciences, Inc. and RBC Life Sciences USA, Inc,. Case No. 3:15-cv-01321-N, U.S. District Court, for the Northern District of Texas, Dallas Division

On April 28, 2015 the Company filed a patent infringement lawsuit against RBC Life Sciences, Inc. and RBC Life Sciences USA, Inc. (“Defendants”) alleging the Defendants infringe upon the Patents and seeking to stop their manufacture, offer, and sale of infringing glyconutritional dietary supplement products. The Defendants asserted counterclaims alleging, among other things, invalidity and non-infringement. On May 12, 2015 the Company received notice of an Order of Transfer advising that the case had been reassigned from Judge Ed Kinkeade to Judge David C. Godbey for all further proceedings. The parties filed the Case Management Report with the Court on June 24, 2015. The Company filed its answer to Defendants’ counterclaims on June 29, 2015. Defendants also asserted that they plan to seek re-examination of the Patents with United States Patent and Trademark Office (“USPTO”). The parties reached a settlement on July 28, 2015, and the final judgment and permanent injunction was entered on August 5, 2015. This matter is closed.

These lawsuits continue the Company’s enforcement of its patent rights, and the Company intends to vigorously prosecute these matters.  Based on the previous successful patent infringement lawsuits against Country Life, LLC, Glycobiotics International, Inc., Techmedica Health, Inc., IonX Holdings, Inc., Boston Mountain Laboratories, Inc., Green Life, LLC, and Xiong Lo and the recent success against RBC Life Sciences, Inc. and RBC Life Sciences USA, Inc. described above, the Company believes there is a strong likelihood that it will obtain permanent injunctions against the manufacture and sale of any infringing products for the duration of the Company’s patents.

Investigation of Potential Claims

In re: Mannatech, Inc., Case No. DC-15-01784, 116-th Judicial District Court, Dallas County, Texas

The Company engaged outside counsel to initiate an investigation regarding certain activities conducted by Samuel L. Caster. On February 12, 2015, the Company petitioned the Court pursuant to Texas Rule of Civil Procedure 202 to depose Mr. Caster to investigate potential claims the Company may have against him. A hearing on the petition was held on March 17, 2015. The Court granted the Company the opportunity to depose Mr. Caster. An Agreed Order was filed with the Court on April 1, 2015. The Company deposed Mr. Caster on April 29, 2015. Following the deposition, the Company moved forward with exercising its rights under the consulting agreement between the Company and Mr. Caster’s company, Wonder, and initiated arbitration proceedings, which are described below.

Arbitration Proceeding

Mannatech v. Samuel L. Caster and Wonder Enterprises, LLC, Demand for Arbitration, Case No. 01-15-0003-6812

On May 29, 2015 the Company initiated arbitration proceedings against Samuel L. Caster and Wonder (“Respondents”) alleging breach of contract by Mr. Caster and his company, Wonder, in a series of consulting agreements entered into by the parties. Mannatech seeks to recover actual damages, costs of court and prejudgment interest together with disgorgement of all benefits received by Caster and Wonder. The Company estimates its damages to be between $500,000.00 and $3,500,000.00. On June 12, 2015 Respondents contacted the Company’s counsel to request mediation. The parties have agreed to mediate this dispute; mediation was held on August 17, 2015, and a settlement was not reached. A preliminary hearing for arbitration was held on September 18, 2015, and a final hearing will commence on April 25, 2016. A Scheduling Order has been entered and depositions and discovery must be completed by March 25, 2016. The parties are currently engaged in the discovery process. This matter remains open.

Trademark Opposition – U.S. Patent and Trademark Office

United States Trademark Opposition No. 91221493, Shaklee Corporation v. Mannatech, Incorporated re: UTH

On April 15, 2015 the Company received notice that Shaklee Corporation (“Shaklee”) filed a Notice of Opposition to the Company’s trademark application for UTH (stylized as Ūth) with the USPTO. On May 19, 2015, the Company filed an answer to the opposition and also filed a counterclaim seeking to cancel Shaklee’s registration of its YOUTH mark. Shaklee filed an extension to oppose the UTH mark on June 18, 2015, and the request to extend time to oppose was granted until July 18, 2015. Shaklee filed a second extension on July 17, 2015, and the request to extend time to oppose was granted until September 16, 2015. Shaklee filed motions to strike the Company’s Affirmative Defenses to the Opposition and Counterclaim to cancel their registrations.  The Company filed responses and the Trademark Trial and Appeal Board ruled in Shaklee’s favor. The Company filed an amended Answer to the Opposition and Amended Counterclaim on November 18, 2015. Shaklee then filed an answer to the Company’s Counterclaim on December 30, 2015.

On September 15, 2015, Shaklee filed two more Notices of Opposition for the UTH & Design and ŪTH applications. The Company filed Answers and Counterclaims on November 20, 2015. This matter remains ongoing.

It is not possible at this time to predict the outcome of this office action or whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter.  However, the Company believes it has a valid defense and will vigorously defend this claim. This matter will remain open until it is resolved.

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

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”). On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. As of March 10, 2016, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. No shares have ever been purchased under the August 2006 Plan. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

Equity-Baed Compensation

During 2015, 5,001 shares were issued for stock option exercises and 1,000 shares were issued when the Board granted those shares to a member of the Board as compensation for their work on the Board.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss) displayed in the Consolidated Statements of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and postretirement benefit obligations.

The after-tax components of accumulated other comprehensive income (loss), are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Loss, Net
Balance as of December 31, 2014	$(457)	$348	$(109)
Current-period change before reclassifications	815	—	815
Amounts reclassified from accumulated other comprehensive income (loss)	—	(31)	(31)
Income tax provision	—	11	11
Balance as of December 31, 2015	$358	$328	$686

NOTE 15: EARNINGS PER SHARE

The Company calculates basic Earnings per Share (EPS) by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards under the 2008 Stock Incentive Plan. In determining potential dilution effect of outstanding stock options during 2015 and 2014, the Company used average common stock close price of $20.17 and $16.66, per share, respectively. Approximately 0.1 million of the Company’s stock options were excluded from the diluted EPS calculation for each of 2015 and 2014 as the effect would have been antidilutive.

NOTE 16: SEGMENT INFORMATION

The Company conducts its business as a single operating segment, consolidating all of its business units into a single reportable entity, as a seller of proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through its network marketing distribution channels operating in twenty-five countries. Each of the Company’s business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates who occupy positions in our network and distribute products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales.

The Company operates facilities in thirteen countries and sells product in twenty-five countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, Mexico, Hong Kong, Singapore and Colombia. Each facility services different geographic areas. We currently sell our products in three regions: (i) North America/South America (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong).

Consolidated net sales shipped to customers in these regions, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

Region	2015		2014
North America	$73.3	40.7%	$80.8	42.5%
Asia/Pacific	91.4	50.7%	92.4	48.6%
EMEA	15.6	8.6%	16.9	8.9%
Total	$180.3	100.0%	$190.1	100.0%

	2015	2014
Consolidated product sales	$143.1	$155.3
Consolidated pack sales	31.7	27.8
Consolidated other, including freight	5.5	7.0
Total	$180.3	$190.1

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following regions, as follows (in millions):

Region	2015	2014
North America	$3.5	$3.1
Asia/Pacific	1.1	0.8
EMEA	0.1	0.2
Total	$4.7	$4.1

Inventory balances by region, which consist of raw materials, and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following regions as of December 31, as follows (in millions):

Region	2015	2014
North America	$3.4	$4.0
Asia/Pacific	4.3	4.3
EMEA	1.5	2.3
Total	$9.2	$10.6

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, effective August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.2	2008 Stock Incentive Plan, as amended.	S-8	333-197400	4.4	July 14, 2014
10.3	Investment Agreement by and between Mannatech and Dutchess Opportunity Fund, II, LP dated September 16, 2010.	8-K	000-24657	10.1	September 21, 2010
10.4	Amendment to Investment Agreement, dated as of October 4, 2010, by and between Mannatech and Dutchess Opportunity Fund, II, LP.	8-K	000-24657	10.1	October 5, 2010
10.5	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.6	Registration Rights Agreement by and between Mannatech and Dutchess Opportunity Fund, II, LP dated September 16, 2010.	8-K	000-24657	10.2	September 21, 2010
10.7	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.8	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.9	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.10	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998
10.11	Second Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.1	November 9, 2005
10.12	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated May 29, 1997 as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998
10.13	Third Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.2	November 9, 2005
10.14	Trademark License and Supply Agreement between Mannatech and Carrington Laboratories, Inc., dated January 25, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	January 31, 2007
10.15	Supply Agreement between Mannatech and Natural Aloe de Costa Rica, S.A. dated April 1, 2012 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 3, 2011
10.16	Supply Agreement between Mannatech (International) Limited and Marinova Pty. Limited, effective August 9, 2007 and dated May 7, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.17	Amendment to Purchase Agreement between Mannatech and Marinova PTY, Limited, dated May 6, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.4	August 11, 2008
10.18	Purchase Agreement between Mannatech and Larex, Inc., dated January 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.18	March 16, 2006
10.19	Purchase Agreement between Mannatech and Wellness Enterprises, LLC, dated February 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.19	March 16, 2006
10.20	Supply Agreement between Mannatech and Coradji PTY. Limited, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	10.1	March 29, 2005
10.21	Supply License Agreement between Mannatech and InB:Biotechnologies, Inc., dated March 22, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.2	May 10, 2006
10.22	Initial Commercial Supply and Manufacturing Agreement between Mannatech and Fine Chemetics, Inc., dated March 29, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2006
10.23	Supply Agreement between Mannatech, Incorporated, and Improve U.S.A., Inc., effective June 1, 2008, and executed May 2, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 8, 2008
10.24	Amendment to Supply Agreement between Mannatech and Improve U.S.A., dated June 1, 2011. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	August 22, 2011
10.25	Services Agreement by and between Integrated Distribution and Logistics Direct, LLC and Mannatech dated July 2, 2012 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	July 9, 2012
10.26	Sublease by and between Integrated Distribution and Logistics Direct, LLC and Mannatech, dated July 2, 2012. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.2	July 9, 2012
10.27	Amended and Restated Employment Agreement between Terry L. Persinger and Mannatech, dated June 16, 2008.	8-K	000-24657	10.1	June 20, 2008
10.28	Employment Agreement between Robert A. Sinnott, Ph.D. and Mannatech, dated October 5, 2007.	8-K	000-24657	10.3	October 11, 2007
10.29	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated January 23, 2006.	10-K	000-24657	10.32	March 16, 2006
10.30	Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated October 5, 2007.	8-K	000-24657	10.2	October 11, 2007
10.31	First Amendment to Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated December 18, 2008.	10-K	000-24657	10.24	March 12, 2009
10.32	Mutual Severance and Release Agreement by and between Stephen D. Fenstermacher and Mannatech, dated March 12, 2012	10-Q	000-24657	10.1	May 10, 2012
10.33	Employment Agreement between Terence L. O’Day and Mannatech, dated October 5, 2007.	8-K	000-24657	10.1	October 11, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.34	Employment Agreement between B. Keith Clark and Mannatech, dated October 5, 2007.	8-K	000-24657	10.4	October 11, 2007
10.35	Employment Agreement between Wayne L. Badovinus and Mannatech, dated June 4, 2008.	8-K	000-24657	10.1	June 9, 2008
10.36	Employment Agreement between Terri F. Maxwell and Mannatech, dated August 28, 2008.	8-K	000-24657	10.1	September 2, 2008
10.37	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004
10.38	Termination of Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated March 6, 2009.	8-K	000-24657	10.1	March 10, 2009
10.39	Follow-Up Agreement to Letter of Intent Agreement between Mannatech and Jett, dated September 10, 2001.	10-Q	000-24657	10.4	November 14, 2001
10.40	Letter of Understanding between Mannatech and Dr. John Axford, dated April 19, 2006.	8-K	000-24657	99.1	April 21, 2006
10.41	Extension of the Letter of Spokesperson Arrangement between Mannatech and Dr. John Axford, dated February 18, 2007.	8-K	000-24657	99.1	February 21, 2007
10.42	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.43	Amendment to Employment Agreement between Alfredo Bala and Mannatech, dated October 11, 2007.	8-K	000-24657	10.1	October 17, 2007
10.44	Clinical Research Agreement dated January 3, 2007 by and between St. George’s Hospital Medical School (trading as St George’s, University of London), and Mannatech, Inc.	10-K	000-24657	10.39	March 17,2008
10.45	Employment Agreement, effective March 2, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.1	March 6, 2009
10.46	First Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.4	December 18, 2009
10.47	Consulting Agreement, dated March 17, 2009, between Mannatech and Salinda Enterprises, LLC and Samuel L. Caster.	8-K	000-24657	10.1	March 19, 2009
10.48	Consulting Agreement, dated December 1, 2011, by and between Mannatech and WonderEnterprises, LLC (f/k/a Salinda Enterprises, LLC) and Samuel L. Caster.	10-K	000-24657	10.46	March 29, 2012
10.49	Consulting Agreement, effective January 1, 2013, by and between Mannatech and WonderEnterprises, LLC and Samuel L. Caster, dated March 6, 2013.	10-K	000-24657	10.51	March 28, 2013
10.50	Consulting Agreement, effective June 1, 2013, by and between Mannatech and WonderEnterprises, LLC and Samuel L. Caster, dated June 3, 2013.	8-K	000-24657	10.1	June 4, 2013
10.51	Consulting Agreement, effective as of December 1, 2013, by and between Mannatech and WonderEnterprises, LLC.	8-K	000-24657	10.1	December 1, 2013
10.52	Separation and Release Agreement, dated July 17, 2009 between Mannatech and Terri F. Maxwell.	8-K	000-24657	10.1	July 21, 2009
10.53	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Stephen D. Fenstermacher.	8-K	000-24657	10.1	December 18, 2009
10.54	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Robert A. Sinnott, Ph.D.	8-K	000-24657	10.2	December 18, 2009
10.55	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and B. Keith Clark.	8-K	000-24657	10.3	December 18, 2009
10.56	Separation Agreement and Release, dated March 20, 2013, by and between Mannatech and B. Keith Clark.	8-K	000-24657	10.1	March 25, 2013
10.57	Employment Agreement, dated March 4, 2013, by and between Mannatech and Roy Truett.	8-K	000-24657	10.1	March 6, 2013
10.58	Separation Agreement and General Release, dated January 30, 2014, by and between Mannatech and Roy Truett.	10-K	000-24657	10.60	March 18, 2014
10.59	Executive Service Agreement between Mannatech Korea, Ltd. and Yong Jae (Patrick) Park, dated October 1, 2009.	10-Q	000-24657	10.1	May 12, 2015
10.60	First Amendment to Employment Agreement between Mannatech Incorporated and Robert A. Sinnott, MNS, PhD, dated December 18, 2008.	10-Q	000-24657	10.2	May 12, 2015
14.1	Code of Ethics.	10-K	000-24657	14.1	March 16, 2007
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO USA, LLP.	*	*	*	*
23.2*	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.	*	*	*	*
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
99.1*	Financial Statement Schedule Regarding Valuation and Qualifying Accounts.	*	*	*	*
99.2*	Press release, dated November 10, 2015, entitled "Mannatech Reports Third Quarter 2015 Results".	*	*	*	*
101.INS**	XBRL Instance Document	**	**	**	**
101.SCH**	XBRL Taxonomy Extension Schema Document	**	**	**	**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	**	**	**	**
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	**	**	**	**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	**	**	**	**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	**	**	**	**

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