Form 10-Q
period 2016-03-31
MANNATECH INC
filed 2016-05-10
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of April 29, 2016, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,706,986.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2015, and the “Risk Factors” section in Part II, Item 1A of this Form 10-Q, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

▪	overall growth or lack of growth in the nutritional supplements industry;
▪	plans for expected future product development;
▪	changes in manufacturing costs;
▪	shifts in the mix of packs and products;
▪	the future impact of any changes to global associate career and compensation plans or incentives or the regulations thereto;
▪	the ability to attract and retain independent associates and members;
▪	new regulatory changes that may affect operations, products or compensation plans or incentives;
▪	the competitive nature of our business with respect to products and pricing;
▪	publicity related to our products or network-marketing; and
▪	the political, social, and economic climate.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Cash and cash equivalents	$33,581	$31,994
Restricted cash	1,513	1,511
Accounts receivable, net of allowance of $413 and $261 in 2016 and 2015, respectively	219	369
Income tax receivable	8	4
Inventories, net	11,228	9,199
Prepaid expenses and other current assets	3,998	2,905
Deferred commissions	3,969	3,443
Deferred tax assets, net	430	460
Total current assets	54,946	49,885
Property and equipment, net	3,617	3,848
Construction in progress	1,362	839
Long-term restricted cash	6,741	6,586
Other assets	3,878	3,759
Long-term deferred tax assets, net	3,766	3,725
Total assets	$74,310	$68,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$418	$447
Accounts payable	5,617	2,683
Accrued expenses	4,698	6,221
Commissions and incentives payable	7,628	6,818
Taxes payable	1,489	736
Current deferred tax liability	85	84
Current notes payable	971	713
Deferred revenue	9,926	8,677
Total current liabilities	30,832	26,379
Capital leases, excluding current portion	518	612
Long-term deferred tax liabilities	6	24
Long-term notes payable	979	1,069
Other long-term liabilities	2,003	1,994
Total liabilities	34,338	30,078

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,773,972 shares issued and 2,696,986 shares outstanding as of March 31, 2016 and 2,773,972 shares issued and 2,682,078 shares outstanding as of December 31, 2015	—	—
Additional paid-in capital	38,904	40,494
Retained earnings	9,180	8,589
Accumulated other comprehensive income	1,273	686
Treasury stock, at average cost, 76,986 shares as of March 31, 2016 and 91,894 shares as of December 31, 2015, respectively	(9,385)	(11,205)
Total shareholders’ equity	39,972	38,564
Total liabilities and shareholders’ equity	$74,310	$68,642

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended March 31,
	2016	2015
Net sales	$40,708	$44,370
Cost of sales	8,389	8,553
Gross profit	32,319	35,817

Operating expenses:
Commissions and incentives	15,618	17,542
Selling and administrative expenses	8,142	8,813
Depreciation and amortization	443	396
Other operating costs	7,580	6,555
Total operating expenses	31,783	33,306

Income from operations	536	2,511
Interest income (expense)	(13)	30
Other income (expense), net	334	(932)
Income before income taxes	857	1,609

Provision for income taxes	266	510
Net income	$591	$1,099

Earnings per common share:
Basic	$0.22	$0.41
Diluted	$0.21	$0.40

Weighted-average common shares outstanding:
Basic	2,696	2,677
Diluted	2,780	2,730

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)
 (in thousands)

	Three months ended March 31,
	2016	2015
Net income	$591	$1,099
Foreign currency translations	587	242
Comprehensive income	$1,178	$1,341

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2015	$—	$40,494	$8,589	$686	$(11,205)	$38,564
Net income	—	—	591	—	—	591
Charge related to stock-based compensation	—	(1,357)	—	—	1,575	218
Stock option exercises	—	(233)	—	—	245	12
Foreign currency translations	—	—	—	587	—	587
Balance at March 31, 2016	$—	$38,904	$9,180	$1,273	$(9,385)	$39,972

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$591	$1,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	443	396
Provision for inventory losses	88	196
Provision for doubtful accounts	243	128
Loss on disposal of assets	3	7
Stock-based compensation expense	218	141
Tax benefit from exercise of stock options	—	(16)
Deferred income taxes	28	(1)
Changes in operating assets and liabilities:
Accounts receivable	(89)	(26)
Income tax receivable	(4)	(6)
Inventories	(1,951)	(3,124)
Prepaid expenses and other current assets	(673)	962
Deferred commissions	(470)	58
Other assets	(35)	(83)
Accounts payable	2,912	3,126
Accrued expenses and other liabilities	(1,591)	(334)
Taxes payable	669	(527)
Commissions and incentives payable	689	(1,347)
Deferred revenue	1,119	516
Change in restricted cash	(14)	9
Net cash provided by operating activities	2,176	1,174
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(709)	(787)
Net cash used in investing activities	(709)	(787)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	12	20
Tax benefit from exercise of stock options	—	16
Repayment of financing arrangement obligations	(364)	(369)
Net cash used in financing activities	(352)	(333)
Effect of currency exchange rate changes on cash and cash equivalents	472	346
Net increase in cash and cash equivalents	1,587	400
Cash and cash equivalents at the beginning of the period	31,994	27,999
Cash and cash equivalents at the end of the period	$33,581	$28,399
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$5,335	$3,245
Interest paid on capital leases	$26	$24
Assets acquired through financing arrangements	$409	$1,271

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care products, and weight-management products. We currently sell our products in three regions: (i) the Americas (the United States, Canada, Colombia and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong).

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2015 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2015 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2016 (the “2015 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2015 Annual Report.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. For each of the periods ended March 31, 2016 and December 31, 2015, credit card receivables were $1.9 million and $0.4 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $30.4 million and $31.3 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of March 31, 2016 and December 31, 2015, our total restricted cash was $8.3 million and $8.1 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2016 and December 31, 2015, receivables consisted primarily of amounts due from members and independent associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At March 31, 2016 and December 31, 2015, the Company held an allowance for doubtful accounts of $0.4 million and $0.3 million, respectively.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of March 31, 2016 and December 31, 2015, other assets were $3.9 million and $3.8 million, respectively, and primarily consisted of deposits for building leases in various locations of $2.0 million and $1.9 million, respectively.  Additionally, included in the March 31, 2016 and December 31, 2015 balances was $1.6 million representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in the March 31, 2016 and December 31, 2015 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable

Notes payable were $1.9 million and $1.8 million at March 31, 2016 and December 31, 2015, respectively, as a result of funding from a capital financing agreement related to our investment in computer hardware and software and other financing arrangements.  At March 31, 2016, the current portion was $1.0 million and the long-term portion was $0.9 million.

Other Long-Term Liabilities

Other long-term liabilities were $2.0 million at each of March 31, 2016 and December 31, 2015. At each of March 31, 2016 and December 31, 2015, the Company recorded $0.7 million in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes of the Company’s 10-K, filed March 15, 2016). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At March 31, 2016 and December 31, 2015, accrued restoration costs related to these leases amounted to $0.5 million and $0.4 million, respectively. At each of March 31, 2016 and December 31, 2015, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.5 million (see Note 10, Employee Benefit Plans, of the Company’s 10-K, filed March 15, 2016).

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At March 31, 2016 and December 31, 2015, the Company’s deferred revenue was $9.9 million and $8.7 million, respectively. When participating in the Company’s loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at March 31, 2016 and December 31, 2015 was $8.4 million and $8.1 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $4.0 million and $3.4 million at March 31, 2016 and December 31, 2015, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited or expired	(8,801)
Loyalty points used	(15,077)
Loyalty points vested	20,403
Loyalty points unvested	1,845
Loyalty deferred revenue as of December 31, 2015	$8,073

Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited or expired	(1,535)
Loyalty points used	(4,063)
Loyalty points vested	3,672
Loyalty points unvested	2,276
Loyalty deferred revenue as of March 31, 2016	$8,423

The Company estimates a sales return reserve for expected sales refunds based on historical experience over a rolling six month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded for each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the three months ended March 31, 2016, sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2016	$147
Provision related to sales made in current period	213
Adjustment related to sales made in prior periods	(32)
Actual returns or credits related to current period	(79)
Actual returns or credits related to prior periods	(104)
Sales reserve as of March 31, 2016	$145

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

Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Denmark, Norway, Sweden, Colombia and Mexico operations, and changes in the pension obligation for its Japanese employees.

NOTE 2:	INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at March 31, 2016 and December 31, 2015, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$969	$1,187
Finished goods	11,330	9,277
Inventory reserves for obsolescence	(1,071)	(1,265)
Total	$11,228	$9,199

NOTE 3:	INCOME TAXES

For the three months ended March 31, 2016 and 2015, the Company’s effective tax rate was 31.0% and 31.7%, respectively, and was determined based on the estimated annual effective income tax rate.

The effective tax rates for the three months ended March 31, 2016 was lower than what would have been expected if the U.S. federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rates are primarily favorable rate differences in foreign jurisdictions, valuation allowance and foreign income tax credit attributable to profit positions in certain foreign jurisdictions. The effective tax rates for the three months ended March 31, 2015 was slightly lower than what would have been expected if the U.S. federal statutory rate were applied to income before taxes. The decrease in the effective income tax rates was primarily due to favorable rate differences in foreign jurisdictions and release of valuation allowance due to profit in certain foreign jurisdictions, partially offset by permanent differences between the tax code and U.S. GAAP.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	EARNINGS PER SHARE

The Company calculates basic Earnings Per Share (“EPS”) by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. The Company reported net income for the three months ended March 31, 2016 and approximately 0.1 million shares of the Company’s common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive. The Company reported net income for the three months ended March 31, 2015 and during that period a negligible amount of common stock subject to options was dilutive. In determining the potential dilution effect of outstanding stock options during the three months ended March 31, 2016 and 2015, the Company used the quarter’s average common stock close price of $18.50 and $21.36 per share, respectively.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserved up to 100,000 (as adjusted for a 1-for-10 reverse stock split) shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by 100,000 and amended again at the 2014 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by an additional 130,000. As of March 31, 2016, the 2008 Plan had 94,282 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. The Company did not grant any options during each of the three months ended March 31, 2016 and March 31, 2015. The Company recognized compensation expense as follows for the three months ended March 31 (in thousands):

	Three months ending March 31,
	2016	2015
Total gross compensation expense	$218	$141
Total tax benefit associated with compensation expense	19	31
Total net compensation expense	$199	$110

As of March 31, 2016, the Company expects to record compensation expense in the future as follows (in thousands):

	Nine months	Year ending December 31,
	ending December 31, 2016	2017	2018	2019
Total gross unrecognized compensation expense	$297	$255	$71	$29
Tax benefit associated with unrecognized compensation expense	32	17	—	—
Total net unrecognized compensation expense	$265	$238	$71	$29

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	SHAREHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, displayed in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, represents net income plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and post-retirement benefit obligations. The after-tax components of accumulated other comprehensive income, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2015	$358	$328	$686
Current-period change [1]	587	—	587
Balance as of March 31, 2016	$945	$328	$1,273
[1]	No amounts reclassified from accumulated other comprehensive income

NOTE 7:	LITIGATION

Patent Litigation

Mannatech, Incorporated v. Wellness Quest, LLC and Harley Reginald McDaniel, Case No. 3:14-cv-2497, U.S. District Court, for the Northern District of Texas, Dallas Division

On July 11, 2014 the Company filed a patent infringement lawsuit against Wellness Quest, LLC and Dr. H. Reginald McDaniel (“Defendants”) alleging the Defendants infringe United States Patent Nos. 7,157,431 and 7,202,220, both entitled “Compositions of Plant Carbohydrates as Dietary Supplements” (the “Patents”) and seeking to stop the Defendants’ manufacture, offer, and sale of infringing glyconutritional dietary supplement products. On July 16, 2014, the Company filed a Motion for Preliminary Injunction preventing Defendants from infringing the Patents pending a final decision on the merits. On August 29, 2014, the Defendants filed their Response to Plaintiff’s Motion for Preliminary Injunction and Brief in Support along with their Answer and Affirmative Defenses. On November 4, 2014, the Court denied the Company’s Motion for Preliminary Injunction and Motion to Expedite Discovery.  On December 15, 2014, the Company deposed Dr. Reginald McDaniel. Each party has submitted its list of claim constructions/definitions and a list of the supporting authority.  Each party has filed its opening brief and its respective responsive brief. Defendants designated an expert and the Company deposed the expert on January 27, 2015 regarding his claim construction opinions while reserving the right to examine him later regarding other matters.  Mediation on this matter was held on April 24, 2015. A settlement was not reached.

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

On November 5, 2015 the Court issued an Order accepting Defendants’ stipulation of infringement under the Court’s claim interpretation and granted the Company’s partial motion for summary judgment and issued a permanent injunction against Defendants’ infringement of the Patents. The Court stayed the permanent injunction until the conclusion of Defendants’ appeal to the U.S. Court of Appeals for the Federal Circuit (the “Court of Appeals”). On December 3, 2015, Defendants filed their Notice of Appeal which was docketed by the Court of Appeals on December 8, 2015. Defendants-Appellants filed their brief with the Court of Appeals on February 28, 2016. The Company-Appellee filed its brief with the Court of Appeals on March 24, 2016. This matter remains open.

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

The Company filed its answer on March 23, 2015 denying the Plaintiffs’ allegations. The Court set the case for trial on March 7, 2016; however, on December 7, 2015 the Court granted the parties Agreed Motion for Continuation and reset the trial for July 11, 2016. The Court issued a mediation order on April 20, 2015.  Mediation must be conducted no later than June 17, 2016. The parties have scheduled depositions and remain engaged in the discovery process.  It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, the Company believes it has a valid defense and will vigorously defend this claim. This matter remains open.

Trademark Opposition – U.S. Patent and Trademark Office (“USPTO”)

United States Trademark Opposition No. 91221493, Shaklee Corporation v. Mannatech, Incorporated re: UTH

On April 15, 2015 the Company received notice that Shaklee Corporation filed a Notice of Opposition to the Company’s trademark application for UTH (stylized as Ūth) with the USPTO. On May 19, 2015, the Company filed an answer to the opposition and also filed a counterclaim seeking to cancel Shaklee’s registration of its YOUTH mark. Shaklee filed an extension to oppose the UTH mark on June 18, 2015, and the request to extend time to oppose was granted until July 18, 2015. Shaklee filed a second extension on July 17, 2015, and the request to extend time to oppose has been granted until September 16, 2015. Shaklee filed motions to strike the Company’s Affirmative Defenses to the Opposition and Counterclaim to cancel their registrations.  The Company filed responses and the Trademark Trial and Appeal Board (“TTAB”) ruled in Shaklee’s favor. The Company filed an amended Answer to the Opposition and Amended Counterclaim on November 18, 2015. Shaklee then filed an answer to the Company’s Counterclaim on December 30, 2015.

On September 15, 2015 Shaklee filed two more Notices of Opposition for the UTH & Design and ŪTH applications. The Company filed Answers and Counterclaims on November 20, 2015. On January 25, 2016, the Company filed a motion to strike Shaklee’s affirmative defense on cancellation. The TTAB suspended the case on January 27, 2016 for further review. This matter remains open.

It is not possible at this time to predict the outcome of the USPTO action or whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter.  However, the Company believes it has a valid defense and will vigorously defend this claim.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Arbitration Proceeding

Mannatech v. Samuel L. Caster and Wonder Enterprises, LLC, Demand for Arbitration, Case No. 01-15-0003-6812.

On May 29, 2015 the Company initiated arbitration proceedings against Samuel L. Caster and Wonder Enterprises, LLC (“Respondents”) alleging breach of contract by Mr. Caster and his company, Wonder Enterprises, under a series of consulting agreements entered into by the parties. Mannatech seeks to recover actual damages, costs of court and prejudgment interest together with disgorgement of all benefits received by the Respondents. The Company estimates its damages to be between $500,000.00 and $3,500,000.00. On June 12, 2015 Respondents contacted the Company’s counsel to request mediation. The parties agreed to mediate this dispute, and mediation was held on August 17, 2015. However, a settlement was not reached. A preliminary hearing for arbitration was held on September 18, 2015, and a final hearing commenced on April 25, 2016. A hearing was held on March 2, 2016 where the arbitrator granted Respondents’ request to file a motion for summary judgment and granted the Company until March 21, 2016 to issue its response. The arbitrator also granted the Company’s motion to compel the Respondents to produce the customer list for Mr. Caster’s former company, EM Squared. The Company filed its response to Respondents’ Motion for Summary Judgment on March 21, 2016. The arbitration hearing is scheduled to begin on August 29, 2016. The parties remain engaged in the discovery process. This matter remains open.

Administrative Proceedings

On April 12, 2015 Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013. The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, which was paid in January 2014. Both parties submitted a response to the Court’s inquiry on January 15, 2016. The Court set the hearing for March 24, 2016, which was delayed to April 28, 2016 due to scheduling conflicts. At the hearing held on April 28, 2016, the presiding judge expressed concerns that the underpaid customs duty was assessed while the overpaid customs duty was not refunded. The judge set the next hearing for May 26, 2016 to set a decision. This matter remains open.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2016. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2016 and December 31, 2015.

March 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$1,161	$—	$—	$1,161
Interest bearing deposits – various banks	19,969	—	—	19,969
Total assets	$21,130	$—	$—	$21,130
Amounts included in:
Cash and cash equivalents	$14,825	$—	$—	$14,825
Restricted cash	739	—	—	739
Long-term restricted cash	5,566	—	—	5,566
Total	$21,130	$—	$—	$21,130

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$319	$—	$—	$319
Interest bearing deposits – various banks	14,134	—	—	14,134
Total	$14,453	$—	$—	$14,453
Amounts included in:
Cash and cash equivalents	$8,281	$—	$—	$8,281
Restricted cash	737	—	—	737
Long-term restricted cash	5,435	—	—	5,435
Total	$14,453	$—	$—	$14,453

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	SEGMENT INFORMATION

The Company conducts its business as a single operating segment, consolidating all of its business units into a single reportable entity, as a seller of proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management and fitness products through its network marketing distribution channels operating in twenty-five countries. Each of the Company’s business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates who occupy positions in our network and distribute products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales.

The Company operates facilities in thirteen countries and sells product in twenty-five countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, Hong Kong, Singapore, Colombia and Mexico. Each facility services different geographic areas. We currently sell our products in three regions: (i) the Americas (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong).

Consolidated net sales shipped to customers in these regions, along with pack and product information for the three months ended March 31, were as follows (in millions, except percentages):

	Three months ended March 31
Region	2016		2015
Americas	$16.0	39.3%	$18.1	40.8%
Asia/Pacific	21.4	52.6%	22.7	51.1%
EMEA	3.3	8.1%	3.6	8.1%
Total	$40.7	100.0%	$44.4	100.0%

	Three months ended March 31
	2016	2015
Consolidated product sales	$33.7	$34.2
Consolidated pack sales	5.8	8.9
Consolidated other, including freight	1.2	1.3
Total	$40.7	$44.4

Long-lived assets, which include property and equipment and construction in progress for the Company and its subsidiaries, as of March 31, 2016 and December 31, 2015, reside in the following regions, as follows (in millions):

Region	March 31, 2016	December 31, 2015
Americas	$3.9	$3.5
Asia/Pacific	1.0	1.1
EMEA	0.1	0.1
Total	$5.0	$4.7

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventory balances, which consist of raw materials, work in progress, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	March 31, 2016	December 31, 2015
Americas	$4.5	$3.4
Asia/Pacific	4.1	4.3
EMEA	2.6	1.5
Total	$11.2	$9.2

NOTE 10:	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the principal versus agent implementation guidance, but does not change the core principle of the new standard.  The updates:
•	Require an entity to determine whether it is a principal or an agent for each distinct good or service to be provided to the customer;
•	Illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer;
•	Clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a specified good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances;
•	Revise existing examples and add two new ones to more clearly depict how the guidance should be applied.
The effective date and transition requirements are the same as the effective date and transition requirements of Topic 606, Revenue from Contract with Customers (see ASU 2015-14 above).

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for stock based compensation.  The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, provided that, if an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period, and all amendments are adopted in the same period. Certain detailed transition provisions apply if an entity elects to early adopt.  Management is currently evaluation the impact of this standard on the Company’s consolidated results of operations and financial condition.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2016 as compared to the same period in 2015, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high quality, proprietary nutritional supplements, topical, skin care and anti-aging products, and weight-management products that are sold through a global network marketing system. We operate in three regions: (i) the Americas (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). By the end of the third quarter of 2016, we anticipate commencing a non-direct selling business segment in China.

We currently conduct our business as a single operating segment and primarily sell our products through a network of approximately 218,000 active independent associate and member positions held by individuals that purchased our products and/or packs during the last 12 months, who we refer to as current independent associates and members. New pack sales and positions in our network are leading indicators for the long-term success of our business. New associate or member positions are created in our network when our packs and products are purchased for the first time. We operate as a seller of nutritional supplements, topical skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in twenty-five countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of active independent associates and members who occupy sales or purchasing positions in our network; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure.

Current Economic Conditions and Recent Developments

Overall net sales decreased $3.7 million, or 8.3%, during the three months ended March 31, 2016, as compared to the same period in 2015. For the three month period ended March 31, 2016, our net sales declined 3.6% on a Constant dollar basis (see Non-GAAP Financial Measures, below); unfavorable foreign exchange caused a $2.1 million decline in GAAP net sales as compared to the same period in 2015. Our operations outside of the Americas accounted for approximately 60.7% of our consolidated net sales.

Independent associate and member positions held by individuals in our network decreased by 5.2% to 218,000 at March 31, 2016, compared to the same period in the prior year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	2016		2015		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$40,708	100.0%	$44,370	100.0%	$(3,662)	(8.3)%
Cost of sales	8,389	20.6%	8,553	19.3%	(164)	(1.9)%
Gross profit	32,319	79.4%	35,817	80.7%	(3,498)	(9.8)%

Operating expenses:
Commissions and incentives	15,618	38.4%	17,542	39.5%	(1,924)	(11.0)%
Selling and administrative expenses	8,142	20.0%	8,813	19.9%	(671)	(7.6)%
Depreciation and amortization	443	1.1%	396	0.9%	47	11.9%
Other operating costs	7,580	18.6%	6,555	14.8%	1,025	15.6%
Total operating expenses	31,783	78.1%	33,306	75.1%	(1,523)	(4.6)%
Income from operations	536	1.3%	2,511	5.7%	(1,975)	(78.7)%
Interest income (expense)	(13)	0.0%	30	0.1%	(43)	(143.3)%
Other income (expense), net	334	0.8%	(932)	(2.1)%	1,266	135.8%
Income before income taxes	857	2.1%	1,609	3.6%	(752)	(46.7)%
Income tax provision	266	0.6%	510	1.1%	(244)	(47.8)%
Net income	$591	1.5%	$1,099	2.5%	$(508)	(46.2)%

Non-GAAP Financial Measures

To supplement our financial results presented in accordance with GAAP, we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: Net Sales, Gross Profit, and Income from Operations. We refer to these adjusted financial measures as Constant dollar items, which are non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current year results and prior year results at a constant exchange rate, which is the prior year’s rate. Currency impact is determined as the difference between actual growth rates and constant currency growth rates.

	Three months ended March 31, 2016		Three months ended March 31, 2015	Reconciliation – Constant $
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$40.7	$42.8	$44.4	$(1.6)	(3.6)%
Product	33.7	35.3	34.2	1.1	3.2%
Pack	5.8	6.2	8.9	(2.7)	(30.3)%
Other	1.2	1.2	1.3	(0.1)	(7.7)%
Gross profit	32.3	33.8	35.8	(2.0)	(5.6)%
Income from operations	0.5	0.8	2.5	(1.7)	(68.0)%

Net Sales

Consolidated net sales for the three months ended March 31, 2016 decreased by $3.7 million, or 8.3%, to $40.7 million, as compared to $44.4 million for the same period in 2015.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended March 31, 2016 and 2015 were as follows (in millions, except percentages):

	Three months ended March 31, 2016		Three months ended March 31, 2015
Americas	$16.0	39.3%	$18.1	40.8%
Asia/Pacific	21.4	52.6%	22.7	51.1%
EMEA	3.3	8.1%	3.6	8.1%
Total	$40.7	100.0%	$44.4	100.0%

Net sales in the Americas, for the three months ended March 31, 2016, decreased by $2.1 million, or 11.6%, to $16.0 million, as compared to $18.1 million for the same period in 2015. This decrease was primarily due to a 16.5% decline in active independent associates and members.

For the three months ended March 31, 2016, our operations outside of the Americas accounted for approximately 60.7% of our consolidated net sales, whereas in the same period in 2015, our operations outside of the Americas accounted for approximately 59.2% of our consolidated net sales.

For the three months ended March 31, 2016, Asia/Pacific net sales decreased by $1.3 million, or 5.7%, to $21.4 million, as compared to $22.7 million for the same period in 2015. The loyalty program decreased first quarter 2016 net sales by $0.4 million, as compared to the same period in 2015. Foreign currency exchange had the effect of decreasing revenue by $1.3 million when the three month period ending March 31, 2016 is compared to the same period in the prior year. The currency impact is primarily due to the weakening of the Korean Won, Australian dollar, and New Zealand dollar. This was partially offset by an increase of 1.9% in the number of active independent associates and members during the three months ending March 31, 2016, compared to the same period in the prior year.

For the three months ended March 31, 2016, EMEA net sales decreased by $0.3 million, or 8.3%, to $3.3 million as compared to $3.6 million for the same period in 2015. Active associates and members increased 6.9% as compared to the same period in the prior year. Foreign currency exchange had the effect of decreasing revenue by $0.7 million when the three month period ending March 31, 2016 is compared to the same period in the prior year. The currency impact is primarily due to the weakening of the South Africa Rand, British Pound and Euro.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of independent associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

			Change
	2016	2015	Dollar	Percentage
Consolidated product sales	$33.7	$34.2	$(0.5)	(1.5)%
Consolidated pack sales	5.8	8.9	(3.1)	(34.8)%
Consolidated other, including freight	1.2	1.3	(0.1)	(7.7)%
Total consolidated net sales	$40.7	$44.4	$(3.7)	(8.3)%

Pack sales correlate to new associate positions held by individuals in our network when a starter pack is purchased and to continuing associate positions held by individuals in our network who opt to purchase an upgrade or renewal pack. However, there is no direct correlation between product sales and the number of new and continuing associate positions and member positions held by individuals in our network because associates and members utilize products at different volumes.

Product Sales

Our product sales are made to our independent associates at published wholesale prices. We also sell our products to members at discounted published retail prices. Product sales for the three months ended March 31, 2016 decreased by $0.5 million, or 1.5%, as compared to the same period in 2015. The decrease in product sales was primarily due to a reduction in the number of orders. The average order value for the three months ended March 31, 2016 was $155 as compared to $154 for the same period in 2015. The number of orders processed during the three months ended March 31, 2016 decreased by 0.4%, as compared to the same period in 2015.

Pack Sales

Packs may be purchased by our independent associates who wish to build a Mannatech business. These packs contain products that are discounted from both the published retail and associate prices. There are several pack options available to our independent associates. In certain markets, pack sales are completed during the final stages of the registration process and can provide new independent associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building independent associates can also purchase an upgrade pack, which provides the associate with additional promotional materials, additional products, and eligibility for additional commissions and incentives. Many of our business-building independent associates also choose to purchase renewal packs.

The dollar amount of pack sales associated with new and continuing associates was as follows, for the three months ended March 31 (in millions, except percentages):

	Three months ended March 31		Change
	2016	2015	Dollar	Percentage
New	$2.3	$2.0	$0.3	15.0%
Continuing	3.5	6.9	(3.4)	(49.3)%
Total	$5.8	$8.9	$(3.1)	(34.8)%

Total pack sales for the three months ended March 31, 2016 decreased by $3.1 million, or 34.8%, to $5.8 million, as compared to $8.9 million for the same period in 2015. Average pack value for the three months ended March 31, 2016 was $197 as compared to $236 for the same period in 2015. The total number of packs sold decreased by 8,300, or 22.0%, to 29,400 for the three months ended March 31, 2016, as compared to the same period in 2015.

During 2015 and continuing into 2016, we took the following actions to recruit and retain associates and members:

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

The approximate number of new and continuing active independent associates and members who purchased our packs or products during the twelve months ended March 31, 2016 and 2015 were as follows:

	2016		2015
New	94,000	43.1%	108,000	47.0%
Continuing	124,000	56.9%	122,000	53.0%
Total Active	218,000	100.0%	230,000	100.0%

Recruitment of new independent associates and members decreased 6.7% in the first quarter of 2016 as compared to the first quarter of 2015. The number of new independent associate and member positions held by individuals in our network for the first quarter of 2016 was approximately 23,800, as compared to 25,500 for the same period in 2015.

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

For the three months ended March 31, 2016, other sales decreased by $0.1 million, or 7.7%, to $1.2 million, as compared to $1.3 million for the same period in 2015. The decrease was primarily due to the decrease in freight revenue as a result of lower sales, partially offset by a decrease in sales returns. Total revenue from freight and shipping fees was approximately $1.3 million and $1.6 million for the three month periods ended March 31, 2016 and 2015, respectively.

Gross Profit

For the three months ended March 31, 2016, gross profit decreased by $3.5 million, or 9.8%, to $32.3 million, as compared to $35.8 million for the same period in 2015 on declining sales. For the three months ended March 31, 2016, gross profit as a percentage of net sales decreased to 79.4%, as compared to 80.7% for the same period in 2015. The decline in gross profit percentage was due to an increase in transportation costs during the three month period ending March 31, 2016.

Commission and Incentives

Commission expenses for the three months ended March 31, 2016 decreased by 10.2%, or $1.7 million, to $15.2 million, as compared to $16.9 million for the same period in 2015. For the three months ended March 31, 2016, commissions as a percentage of net sales decreased to 37.4% from 38.0% for the same period in 2015.

Incentive costs for the three months ended March 31, 2016 decreased by 42.9%, or $0.3 million, to $0.4 million, as compared to $0.7 million for the same period in 2015. For the three months ended March 31, 2016, incentives as a percentage of net sales decreased to 0.9% from 1.5% for the same period in 2015.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as monthly magazine development costs and costs related to hosting our corporate-sponsored events.

For the three months ended March 31, 2016, selling and administrative expenses decreased by $0.7 million, or 8.0%, to $8.1 million, as compared to $8.8 million for the same period in 2015. The decrease in selling and administrative expenses consisted primarily of a $1.2 million decrease in marketing related costs related to our annual MannaFest event that occurred during the second quarter in 2016 and during the first quarter of 2015. This decrease was partially offset by a $0.3 million increase in payroll related costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2016 increased to 20.0% from 19.9% for the same period in 2015.

Other Operating Costs

Other operating costs include travel, accounting/legal/consulting fees, credit card processing fees, banking fees, off-site storage fees, utilities, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended March 31, 2016, other operating costs increased by $1.0 million, or 15.2%, to $7.6 million, as compared to $6.6 million for the same period in 2015. For the three months ended March 31, 2016, other operating costs as a percentage of net sales increased to 18.6% from 14.8% for the same period in 2015. The increase in other operating costs was due to a $0.6 million increase in travel and entertainment costs and a $0.4 million increase in legal costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for each of the three months ended March 31, 2016 and 2015 were $0.4 million.

Other Income (Expense), Net

Due to foreign exchange gains and (losses), other income (expenses) were $0.3 million and $(0.9) million for the quarters ending March 31, 2016 and 2015, respectively.

Provision (benefit) for Income Taxes

Provision (benefit) for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three month periods ended March 31:

Country	2016	2015
Australia	30.0%	30.0%
Canada	26.5%	26.5%
Cyprus	12.5%	12.5%
Colombia(1)	25.0%	—%
Denmark	22.0%	23.5%
Gibraltar	10.0%	10.0%
Hong Kong	16.5%	16.5%
Japan	35.4%	37.1%
Mexico	30.0%	30.0%
Norway	25.0%	27.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	20.0%	20.0%
United States	37.5%	37.5%
(1) On February 13, 2016, the Company started operations in Colombia.

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

For each of the periods ended March 31, 2016 and December 31, 2015, we maintained the following valuation allowances for deferred tax assets totaling $9.0 million, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

Country	2016	2015
Mexico	$2.5	$2.5
Sweden	0.1	0.1
Switzerland	1.0	1.0
Taiwan	1.2	1.2
Ukraine	0.1	0.1
United States	4.0	4.0
Other Jurisdictions	0.1	0.1
Total	$9.0	$9.0

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries. For the three months ended March 31, 2016 and 2015, the Company’s effective tax rate was 31.0% and 31.7%, respectively. For the three months ended March 31, 2016, the effective tax rate was lower than what would have been expected. Items decreasing the effective income tax rates were primarily favorable rate differences in foreign jurisdictions, valuation allowance and foreign income tax credit attributable to profit positions in certain foreign jurisdictions. For the three months ended March 31, 2015, the effective tax rates were slightly lower than what would have been expected if the U.S. federal statutory rate were applied to income before taxes. The decrease in the effective income tax rates was primarily due to favorable rate differences in foreign jurisdictions and release of valuation allowance due to profit in certain foreign jurisdictions, partially offset by permanent differences between the tax code and U.S. GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of March 31, 2016, our cash and cash equivalents increased by 5.0%, or $1.6 million, to $33.6 million from $32.0 million as of December 31, 2015. At March 31, 2016 and December 31, 2015, our restricted cash balances were $8.3 and $8.1 million, respectively. Finally, fluctuations in currency rates produced an increase of $0.5 million and $0.3 million in cash and cash equivalents for the three month periods ending March 31, 2016 and 2015, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion. The quarterly cash dividend has been suspended since August 2009. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2016, our working capital increased by $0.6 million, or 2.6%, to $24.1 million from $23.5 million at December 31, 2015. The most significant changes to working capital were due to inventory and accounts payable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Provided by / (used in):	2016	2015
Operating activities	$2.2	$1.2
Investing activities	$(0.7)	$(0.8)
Financing activities	$(0.4)	$(0.3)

Operating Activities

Cash provided by operating activities was $2.2 million for the three months ended March 31, 2016, as compared to cash provided by operating activities of $1.2 million for the same period in 2015. During the three months ended March 31, 2016, our accounts payable increased as we purchased inventory. Also, due to the timing of our commission payments, we used less cash to pay commissions during the three months ended March 31, 2016, compared to the same period in 2015.

Investing Activities

For the three months ended March 31, 2016, we invested $0.7 million in back-office software projects and leasehold improvements, compared to $0.8 million in back-office software projects for the same period in 2015.

Financing Activities

For the three months ended March 31, 2016, we used $0.4 million in the repayment of capital lease obligations. For the three months ended March 31, 2015, we used $0.4 million in the repayment of capital lease obligations, which was partially offset by cash provided by the exercise of stock options.

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

CONTRACTUAL OBLIGATIONS

 The following summarizes our future commitments and obligations associated with various agreements and contracts as of March 31, 2016, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Capital lease obligations	$354	$370	$205	$53	$13	$—	$995
Purchase obligations(1)(2)	4,970	—	—	—	—	—	4,970
Operating leases	1,284	1,519	806	309	118	—	4,036
Employment agreements	1,086	277	—	—	—	—	1,363
Royalty agreement	44	59	59	59	59	6	286
Tax liability (3)	118	534	—	—	—	150	802
Notes payable and other financing arrangements	812	648	579	—	—	—	2,039
Other obligations(4)	327	178	53	52	105	749	1,464
Total commitments and obligations	$8,995	$3,585	$1,702	$473	$295	$905	$15,955

(1)	For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)	Excludes approximately $12.5 million of finished product purchase orders that may be cancelled or with delivery dates that have changed as of March 31, 2016.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 3 “Income Taxes” to our consolidated financial statements.
(4)	Other obligations are composed of pension obligations related to the Company's international operations (approximately $1.0 million) and lease restoration obligations (approximately $0.4 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2016.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of March 31, 2016, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at March 31, 2016
Office furniture and equipment	5 to 7 years	$0.4 million
Computer hardware and software	3 to 5 years	2.1 million
Automobiles	3 to 5 years	— million
Leasehold improvements	2 to 10 years(1)	1.1 million
Total net carrying value at March 31, 2016		$3.6 million

(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the three months ended March 31, 2016 and the year ended December 31, 2015.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of March 31, 2016, we recorded $0.7 million in other long-term liabilities and $0.1 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2016, we maintained a valuation allowance for deferred tax assets arising from our operations of $9.0 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of March 31, 2016, we had deferred tax assets, after valuation allowance, totaling $4.2 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of revenue. At March 31, 2016 and December 31, 2015, deferred revenue was $9.9 million and $8.7 million, respectively. When participating in the Company’s loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at each of March 31, 2016 and December 31, 2015 was $8.4 million and $8.1 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. At March 31, 2016 and December 31, 2015, deferred commissions were $4.0 million and 3.4 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited or expired	(8,801)
Loyalty points used	(15,077)
Loyalty points vested	20,403
Loyalty points unvested	1,845
Loyalty deferred revenue as of December 31, 2015	$8,073

Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited or expired	(1,535)
Loyalty points used	(4,063)
Loyalty points vested	3,672
Loyalty points unvested	2,276
Loyalty deferred revenue as of March 31, 2016	$8,423

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of March 31, 2016, we had 94,282 shares available for grant in the future. We did not grant any stock options during the three months ended March 31, 2016.

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

We do not engage in trading market risk sensitive instruments and do not purchase investments as hedges or for purposes “other than trading” that are likely to expose us to certain types of market risk, including interest rate, commodity price, or equity price risk. Although we have investments, we believe there has been no material change in our exposure to interest rate risk. We have not issued any variable rate debt instruments, entered into any forward or futures contracts, purchased any options, or entered into any swap agreements.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2016 were as follows:

	Three months ended March 31, 2016			As of March 31, 2016
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.68691	0.76549	0.72185	0.76549
Canada (Canadian Dollar)	0.68483	0.76969	0.72844	0.76788
Colombia (Peso)	0.00029	0.00033	0.00031	0.00033
Czech Republic (Koruna)	0.03980	0.04186	0.04081	0.04182
Denmark (Kroner)	0.14414	0.15181	0.14781	0.15181
Hong Kong (Hong Kong Dollar)	0.12785	0.12903	0.12864	0.12897
Japan (Yen)	0.00825	0.00898	0.00867	0.00889
Mexico (Peso)	0.05237	0.05810	0.05553	0.05789
New Zealand (New Zealand Dollar)	0.63880	0.68968	0.66428	0.68968
Norway (Krone)	0.11191	0.12003	0.11591	0.11983
Republic of Korea (Won)	0.00081	0.00087	0.00084	0.00087
Singapore (Singapore Dollar)	0.69341	0.73944	0.71276	0.73944
South Africa (Rand)	0.05949	0.06651	0.06330	0.06651
Sweden (Krona)	0.11607	0.12239	0.11834	0.12239
Switzerland (Franc)	0.97787	1.03649	1.00671	1.03649
Taiwan (New Taiwan Dollar)	0.02968	0.03111	0.03024	0.03093
United Kingdom (British Pound)	1.38762	1.48045	1.43328	1.43950
Various countries (1) (Euro)	1.07517	1.13138	1.10272	1.13138

(1) Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7, “Litigation,” of our Notes to Unaudited Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

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

MANNATECH, INCORPORATED

Dated: May 10, 2016	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: May 10, 2016	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, effective August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS*	XBRL Instance Document	*	*	*	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*

*	Filed herewith.