Form 10-Q
period 2016-06-30
MANNATECH INC
filed 2016-08-09
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2016

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
Yes ☐ No ☒

As of July 31, 2016, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,701,986.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
ASSETS	June 30, 2016 (unaudited)	December 31, 2015
Cash and cash equivalents	$36,921	$31,994
Restricted cash	1,512	1,511
Accounts receivable, net of allowance of $441 and $261 in 2016 and 2015, respectively	116	369
Income tax receivable	13	4
Inventories, net	11,714	9,199
Prepaid expenses and other current assets	2,512	2,905
Deferred commissions	4,208	3,443
Deferred tax assets, net	490	460
Total current assets	57,486	49,885
Property and equipment, net	3,388	3,848
Construction in progress	1,826	839
Long-term restricted cash	6,664	6,586
Other assets	3,687	3,759
Long-term deferred tax assets, net	3,986	3,725
Total assets	$77,037	$68,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$397	$447
Accounts payable	6,427	2,683
Accrued expenses	5,383	6,221
Commissions and incentives payable	8,805	6,818
Taxes payable	1,301	736
Current deferred tax liability	85	84
Current notes payable	859	713
Deferred revenue	10,698	8,677
Total current liabilities	33,955	26,379
Capital leases, excluding current portion	430	612
Long-term deferred tax liabilities	26	24
Long-term notes payable	843	1,069
Other long-term liabilities	2,084	1,994
Total liabilities	37,338	30,078

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,773,972 shares issued and 2,706,986 shares outstanding as of June 30, 2016 and 2,773,972 shares issued and 2,682,078 shares outstanding as of December 31, 2015	—	—
Additional paid-in capital	37,825	40,494
Retained earnings	7,849	8,589
Accumulated other comprehensive income	2,190	686
Treasury stock, at average cost, 66,986 shares as of June 30, 2016 and 91,894 shares as of December 31, 2015, respectively	(8,165)	(11,205)
Total shareholders’ equity	39,699	38,564
Total liabilities and shareholders’ equity	$77,037	$68,642

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	$48,810	$46,726	$89,518	$91,096
Cost of sales	10,100	8,270	18,489	16,823
Gross profit	38,710	38,456	71,029	74,273

Operating expenses:
Commissions and incentives	20,417	18,887	36,034	36,429
Selling and administrative expenses	9,730	8,598	18,322	17,411
Depreciation and amortization	477	495	920	891
Other operating costs	8,198	5,866	15,329	12,421
Total operating expenses	38,822	33,846	70,605	67,152

Income (loss) from operations	(112)	4,610	424	7,121
Interest income	23	31	11	61
Other expense, net	(1,037)	(452)	(703)	(1,384)
Income (loss) before income taxes	(1,126)	4,189	(268)	5,798

Provision for income taxes	(206)	(1,046)	(472)	(1,556)
Net income (loss)	$(1,332)	$3,143	$(740)	$4,242

Earnings (loss) per common share:
Basic	$(0.49)	$1.17	$(0.27)	$1.58
Diluted	$(0.49)	$1.15	$(0.27)	$1.55

Weighted-average common shares outstanding:
Basic	2,707	2,680	2,701	2,678
Diluted	2,707	2,729	2,701	2,730

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(1,332)	$3,143	$(740)	$4,242
Foreign currency translations	917	(274)	1,504	(32)
Comprehensive income (loss)	$(415)	$2,869	$764	$4,210

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2015	$—	$40,494	$8,589	$686	$(11,205)	$38,564
Net loss	—	—	(740)	—	—	(740)
Charge related to stock-based compensation	—	(2,436)	—	—	2,796	360
Stock option exercises	—	(233)	—	—	244	11
Foreign currency translations	—	—	—	1,504	—	1,504
Balance at June 30, 2016	$—	$37,825	$7,849	$2,190	$(8,165)	$39,699

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)
	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ( loss)	$(740)	$4,242
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	920	891
Provision for inventory losses	157	345
Provision for doubtful accounts	422	194
Loss on disposal of assets	3	8
Stock-based compensation expense	360	301
Tax benefit from exercise of stock options	—	(16)
Deferred income taxes	(166)	(139)
Changes in operating assets and liabilities:
Accounts receivable	(167)	(55)
Income tax receivable	(8)	(11)
Inventories	(2,412)	(4,242)
Prepaid expenses and other current assets	590	962
Other assets	400	(97)
Deferred commissions	(674)	351
Accounts payable	3,704	2,164
Accrued expenses and other liabilities	(934)	177
Taxes payable	469	(17)
Commissions and incentives payable	1,832	910
Deferred revenue	1,814	(1,038)
Change in restricted cash	—	(449)
Net cash provided by operating activities	5,570	4,481
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,408)	(1,174)
Net cash used in investing activities	(1,408)	(1,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	11	29
Tax benefit from exercise of stock options	—	16
Repayment of capital lease obligations	(723)	(981)
Net cash used in financing activities	(712)	(936)
Effect of currency exchange rate changes on cash and cash equivalents	1,477	293
Net increase in cash and cash equivalents	4,927	2,664
Cash and cash equivalents at the beginning of the period	31,994	27,999
Cash and cash equivalents at the end of the period	$36,921	$30,663
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,519	$3,959
Interest paid on capital leases and financing arrangements	$63	$47
Assets acquired through financing arrangements	$409	$1,250

See accompanying notes to unaudited consolidated financial statements

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. As of June 30, 2016 and December 31, 2015, credit card receivables were $3.0 million and $0.4 million, respectively. As of June 30, 2016 and December 31, 2015, cash and cash equivalents held in bank accounts in foreign countries totaled $32.1 million and $31.3 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of June 30, 2016 and December 31, 2015, our total restricted cash was $8.2 million and $8.1 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of each of June 30, 2016 and December 31, 2015, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At June 30, 2016 and December 31, 2015, the Company held an allowance for doubtful accounts of $0.4 million and $0.3 million, respectively.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2016 and December 31, 2015, other assets were $3.7 million and $3.8 million, respectively, and primarily consisted of deposits for building leases in various locations of $1.8 million and $1.9 million, respectively.   Additionally, included in each of the June 30, 2016 and December 31, 2015 balances was $1.6 million, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in each of the June 30, 2016 and December 31, 2015 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable

Notes payable were $1.7 million and $1.8 million as of June 30, 2016 and December 31, 2015, respectively, as a result of funding from a capital financing agreement related to our investment in computer hardware and software and other financing arrangements. At June 30, 2016, the current portion was $0.9 million and the long-term portion was $0.8 million.  At December 31, 2015, the current portion was $0.7 million and the long-term portion was $1.1 million.

Other Long-Term Liabilities

Other long-term liabilities were $2.1 million and $2.0 million as of June 30, 2016 and December 31, 2015, respectively.  At each of June 30, 2016 and December 31, 2015, the Company recorded $0.7 million in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes of the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed March 15, 2016). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition.  At June 30, 2016 and December 31, 2015, accrued restoration costs related to these leases amounted to $0.5 million and $0.4 million, respectively.  At each of June 30, 2016 and December 31, 2015, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.5 million (see Note 10, Employee Benefit Plans, of the Company’s 10-K, filed March 15, 2016).

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At June 30, 2016 and December 31, 2015, the Company’s deferred revenue was $10.7 million and $8.7 million, respectively. When participating in the Company’s loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied, forfeited, or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at June 30, 2016 and December 31, 2015, was $8.3 million and $8.1 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $4.2 million and $3.4 million at June 30, 2016 and December 31, 2015, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited or expired	(8,801)
Loyalty points used	(15,077)
Loyalty points vested	20,403
Loyalty points unvested	1,845
Loyalty deferred revenue as of December 31, 2015	$8,073

Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited or expired	(3,326)
Loyalty points used	(7,910)
Loyalty points vested	9,171
Loyalty points unvested	2,333
Loyalty deferred revenue as of June 30, 2016	$8,341

The Company estimates a sales return reserve for expected sales refunds based on historical experience over a rolling six month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the six months ended June 30, 2016 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2016	$147
Provision related to sales made in current period	707
Adjustment related to sales made in prior periods	7
Actual returns or credits related to current period	(535)
Actual returns or credits related to prior periods	(143)
Sales reserve as of June 30, 2016	$183

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income (loss), foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Denmark, Norway, Sweden, Colombia, and Mexico operations, and changes in the pension obligation for its Japanese employees.

NOTE 2:	INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at June 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$628	$1,187
Finished goods	11,874	9,277
Inventory reserves for obsolescence	(788)	(1,265)
Total	$11,714	$9,199

NOTE 3:	INCOME TAXES

For the three and six months ended June 30, 2016, the Company’s effective tax rate was (18.3)% and (175.9)% respectively. For the three and six months ended June 30, 2015, the Company’s effective income tax rate was 25.0% and 26.8%, respectively.  For the three and six months ended June 30, 2016 and 2015, the Company’s effective tax rate was determined based on the estimated annual effective tax rate.

The overall effective tax rate differs from the federal statutory rate due to the mix of earnings across jurisdictions and certain items that are discrete to the second quarter. Items discrete to the second quarter of 2016 include foreign exchange losses and increased losses in jurisdictions for which no taxable benefit can be recorded. These items were partially offset by the effect of the release of the valuation allowance in Switzerland due to improved earnings there.

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

The Company calculates basic Earnings Per Share (“EPS”) by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. In determining the potential dilution effect of outstanding stock options during the three months ended June 30, 2015, the Company used the quarter’s average common stock closing price of $20.08 per share. For the three months ended June 30, 2016, shares of the Company’s stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. In determining the potential dilution effect of outstanding stock options during the six months ended June 30, 2015, the Company used the six-month average common stock closing price of $20.71 per share. For the six months ended June 30, 2016, shares of the Company’s stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive.  The Company reported a net loss for the three and six months ended June 30, 2016.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserved up to 100,000 (as adjusted for a 1-for-10 reverse stock split) shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by 100,000 and amended again at the 2014 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by an additional 130,000. As of June 30, 2016, the 2008 Plan had 85,397 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended June 30, 2016 and 2015, the Company granted 10,000 and 20,000 stock options, respectively. The fair value of stock options granted during the three months ended June 30, 2016 was approximately $12.18 per share.  During the six months ended June 30, 2016 and 2015, the Company granted 10,000 and 20,000 stock options, respectively. The fair value of stock options granted during the six months ended June 30, 2016 was approximately $12.18 per share. The Company recognized compensation expense as follows for the three and six months ended June 30 (in thousands):

	Three months ending June 30		Six months ending June 30
	2016	2015	2016	2015
Total gross compensation expense	$141	$161	$360	$301
Total tax benefit associated with compensation expense	28	43	47	86
Total net compensation expense	$113	$118	$313	$215

As of June 30, 2016, the Company expects to record compensation expense in the future as follows (in thousands):

	Six months	Year ending December 31,
	ending December 31, 2016	2017	2018	2019
Total gross unrecognized compensation expense	$221	$297	$91	$29
Tax benefit associated with unrecognized compensation expense	29	33	7	—
Total net unrecognized compensation expense	$192	$264	$84	$29

NOTE 6:	SHAREHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, displayed in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, represents net income (loss) plus the results of certain shareholders’ equity changes not reflected in the Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations. The after-tax components of accumulated other comprehensive income, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2015	$358	$328	$686
Current-period change [1]	1,504	—	1,504
Balance as of June 30, 2016	$1,862	$328	$2,190

[1]	No amounts reclassified from accumulated other comprehensive income.

NOTE 7:	LITIGATION

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

On November 5, 2015 the Court issued an Order accepting Defendants’ stipulation of infringement under the Court’s claim interpretation and granted the Company’s partial motion for summary judgment and issued a permanent injunction against Defendants’ infringement of the Patents. The Court stayed the permanent injunction until the conclusion of Defendants’ appeal to the U.S. Court of Appeals for the Federal Circuit (the “Court of Appeals”). On December 3, 2015, Defendants filed their Notice of Appeal which was docketed by the Court of Appeals on December 8, 2015. Defendants-Appellants filed their brief with the Court of Appeals on February 28, 2016. The Company-Appellee filed its brief with the Court of Appeals on March 24, 2016. Oral argument for the appeal was held on August 1, 2016. Each side was given fifteen minutes for argument before the Appellate Court. On August 5, 2016, the Court of Appeals issued a per curium opinion affirming the trial court’s judgement in favor of the company.

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

The Company filed its answer on March 23, 2015 denying the Plaintiffs’ allegations. The Court set the case for trial on March 7, 2016; however, on December 7, 2015 the Court granted the parties Agreed Motion for Continuation and reset the trial for September 26, 2016. The Court issued a mediation order on April 20, 2015.  The Company filed a Motion for Summary Judgment and the hearing on that motion has been set for August 12, 2016. Mediation was conducted on June 17, 2016. The parties entered into a Mediation Settlement Agreement (“MSA”) that is contingent upon the Plaintiff reaching an acceptable compromise and settlement with the Internal Revenue Service on or before July 18, 2016. On July 11, 2016, the Company was notified that Plaintiffs did not reach an acceptable compromise with the IRS, thus making the MSA null and void. The parties have scheduled additional depositions and remain engaged in the discovery process.  It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, the Company believes it has a valid defense and will vigorously defend this claim. This matter remains open.

Uniscience Solution v. Chang, et al.; Chang, et al. v. Uniscience Solution, Randy Lee, and Mannatech, Inc. (cross-defendant), Case No. 16K03995 (Superior Court of California, Los Angeles Co.)

On June 1, 2016 the Company received notice that on May 20, 2016 Vivian Hsiaoling Chang and Alan Jyh Woei Hsu (collectively, the “Cross-plaintiffs”) filed an unverified cross-complaint against the Company and Uniscience Solution, and Randy Lee alleging breach of contract. Cross-plaintiffs, Uniscience Solution, and Randy Lee are independent distributors of the Company who entered into an agreement, separate and apart from their respective distributor agreements with the Company. The Cross-plaintiffs assert that Mannatech is a party to such other agreement; which it is not. The Company filed an answer denying the assertions in the unverified cross-complaint. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter.  However, the Company believes it has a valid defense and will vigorously defend this claim. This matter remains open.

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

On September 15, 2015 Shaklee filed two more Notices of Opposition for the UTH & Design and ŪTH applications. The Company filed Answers and Counterclaims on November 20, 2015. On January 25, 2016, the Company filed a motion to strike Shaklee’s affirmative defense on cancellation. On May 17, 2016, the TTAB granted the Company’s motion to strike Shaklee’s affirmative defense on cancellation. The parties remain engaged in the discovery process. This matter remains open.

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

Administrative Proceedings

On April 12, 2015 Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013. The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, which was paid in January 2014. Both parties submitted a response to the Court’s inquiry on January 15, 2016. The Court set the hearing for March 24, 2016, which was delayed to April 28, 2016 due to scheduling conflicts. At the hearing held on April 28, 2016, the presiding judge expressed concerns that the underpaid customs duty was assessed while the overpaid customs duty was not refunded. The final hearing for the case was held on May 26, 2016, where each party presented their respective arguments. The judge originally set the decision hearing for June 30, 2016; however, that date has been moved to August 18, 2016. This matter remains open.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2016.  The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2016 and December 31, 2015.

June 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$1,311	$—	$—	$1,311
Interest bearing deposits – various banks	24,815	—	—	24,815
Total assets	$26,126	$—	$—	$26,126
Amounts included in:
Cash and cash equivalents	$19,887	$—	$—	$19,887
Restricted cash	739	—	—	739
Long-term restricted cash	5,500	—	—	5,500
Total	$26,126	$—	$—	$26,126

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$319	$—	$—	$319
Interest bearing deposits – various banks	14,134	—	—	14,134
Total assets	$14,453	$—	$—	$14,453
Amounts included in:
Cash and cash equivalents	$8,281	$—	$—	$8,281
Restricted cash	737	—	—	737
Long-term restricted cash	5,435	—	—	5,435
Total	$14,453	$—	$—	$14,453

NOTE 9:	SEGMENT INFORMATION

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

Consolidated net sales shipped to customers in these regions, along with pack and product information for the three and six months ended June 30, were as follows (in millions, except percentages):

	Three months				Six months
Region	2016		2015		2016		2015
Americas	$19.0	38.9%	$18.8	40.3%	$35.0	39.1%	$36.9	40.5%
Asia/Pacific	26.3	53.9%	23.6	50.5%	47.7	53.3%	46.3	50.8%
EMEA	3.5	7.2%	4.3	9.2%	6.8	7.6%	7.9	8.7%
Totals	$48.8	100.0%	$46.7	100.0%	$89.5	100.0%	$91.1	100.0%

	Three months		Six months
	2016	2015	2016	2015
Consolidated product sales	$40.1	$36.3	$73.8	$70.5
Consolidated pack sales	7.5	8.9	13.2	17.8
Consolidated other, including freight	1.2	1.5	2.5	2.8
Consolidated total net sales	$48.8	$46.7	$89.5	$91.1

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of June 30, 2016 and December 31, 2015, reside in the following regions, as follows (in millions):

Region	June 30, 2016	December 31, 2015
Americas	$3.9	$3.5
Asia/Pacific	1.2	1.1
EMEA	0.1	0.1
Total	$5.2	$4.7

Inventory balances, which consist of raw materials, work in process, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	June 30, 2016	December 31, 2015
Americas	$4.7	$3.4
Asia/Pacific	5.1	4.3
EMEA	1.9	1.5
Total	$11.7	$9.2

NOTE 10:	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update “ASU” 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods—entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. The Company is evaluating this updated standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for stock based compensation.  The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, provided that, if an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period, and all amendments are adopted in the same period. Certain detailed transition provisions apply if an entity elects to early adopt.  The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and six months ended June 30, 2016 as compared to the same periods in 2015, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high quality, proprietary nutritional supplements, topical, skin care and anti-aging products, and weight-management products that are sold through a global network marketing system. We operate in three regions: (i) the Americas (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). By the fourth quarter of 2016, we anticipate commencing a non-direct selling business segment in China.

We currently conduct our business as a single operating segment and primarily sell our products through a network of approximately 222,000 active independent associate and member positions held by individuals that purchased our products and/or packs during the last 12 months, who we refer to as current independent associates and members. New pack sales and positions in our network are leading indicators for the long-term success of our business. New associate or member positions are created in our network when our packs and products are purchased for the first time. We operate as a seller of nutritional supplements, topical skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in twenty-five countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales increased $2.1 million, to $48.8 million, during the three months ended June 30, 2016, as compared to the same period in 2015. Net sales of $48.8 million during the three months ended June 30, 2016 were $8.1 million higher than net sales of $40.7 million during the three months ended March 31, 2016,. Net sales decreased $1.6 million, or 1.7% during the six months ended June 30, 2016, as compared to the same period in 2015. For the three and six months ended June 30, 2016, our operations outside of the Americas accounted for approximately 61.1% and 60.9%, respectively, of our consolidated net sales.

The net sales comparisons for the three- and six-month periods were affected by the loyalty program and the launch of our TruHealth weight loss product line in select markets in the Americas and Asia/Pacific during the second quarter of 2016. The loyalty program decreased second quarter 2016 net sales by $1.7 million and decreased net sales for the six months ended June 30, 2016 by $2.1 million, as compared to the same periods in 2015. Offsetting this are the sales attributable to our TruHealth weight loss product line.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have increased $3.5 million and $1.9 million for the three and six months ended June 30, 2016, respectively. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	2016		2015		Change from 2015 to 2016
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$48,810	100.0%	$46,726	100.0%	$2,084	4.5%
Cost of sales	10,100	20.7%	8,270	17.7%	1,830	22.1%
Gross profit	38,710	79.3%	38,456	82.3%	254	0.7%

Operating expenses:
Commissions and incentives	20,417	41.8%	18,887	40.4%	1,530	8.1%
Selling and administrative expenses	9,730	19.9%	8,598	18.4%	1,132	13.2%
Depreciation and amortization	477	1.0%	495	1.1%	(18)	(3.6)%
Other operating costs	8,198	16.8%	5,866	12.5%	2,332	39.8%
Total operating expenses	38,822	79.5%	33,846	72.4%	4,976	14.7%
Income (loss) from operations	(112)	(0.2)%	4,610	9.9%	(4,722)	(102.4)%
Interest income	23	—%	31	0.1%	(8)	(25.8)%
Other expense, net	(1,037)	(2.1)%	(452)	(1.0)%	(585)	129.4%
Income (loss) before income taxes	(1,126)	(2.3)%	4,189	9.0%	(5,315)	(126.9)%
Provision for income taxes	(206)	(0.4)%	(1,046)	(2.3)%	840	80.3%
Net income (loss)	$(1,332)	(2.7)%	$3,143	6.7%	$(4,475)	(142.4)%

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	2016		2015		Change from 2015 to 2016
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$89,518	100.0%	$91,096	100.0%	$(1,578)	(1.7)%
Cost of sales	18,489	20.7%	16,823	18.5%	1,666	9.9%
Gross profit	71,029	79.3%	74,273	81.5%	(3,244)	(4.4)%

Operating expenses:
Commissions and incentives	36,034	40.3%	36,429	40.0%	(395)	(1.1)%
Selling and administrative expenses	18,322	20.5%	17,411	19.1%	911	5.2%
Depreciation and amortization	920	1.0%	891	1.0%	29	3.3%
Other operating costs	15,329	17.1%	12,421	13.6%	2,908	23.4%
Total operating expenses	70,605	78.9%	67,152	73.7%	3,453	5.1%
Income from operations	424	0.5%	7,121	7.8%	(6,697)	(94.0)%
Interest income	11	—%	61	0.1%	(50)	(82.0)%
Other expense, net	(703)	(0.8)%	(1,384)	(1.5)%	681	49.2%
Income (loss) before income taxes	(268)	(0.3)%	5,798	6.4%	(6,066)	(104.6)%
Provision for income taxes	(472)	(0.5)%	(1,556)	(1.7)%	1,084	69.7%
Net income (loss)	$(740)	(0.8)%	$4,242	4.7%	$(4,982)	(117.4)%

Non-GAAP Financial Measures

To supplement our financial results presented in accordance with GAAP, we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: Net Sales, Gross Profit, and Income (Loss) from Operations. We refer to these adjusted financial measures as Constant dollar items, which are non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current year results and prior year results at a constant exchange rate, which is the prior year’s rate. Currency impact is determined as the difference between actual growth rates and constant currency growth rates.

Three month period ended (in millions, except percentages)	June 30, 2016		June 30, 2015	Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$48.8	$50.2	$46.7	$3.5	7.5%
Product	40.1	41.1	36.3	4.8	13.2%
Pack	7.5	7.8	8.9	(1.1)	(12.4)%
Other	1.2	1.3	1.5	(0.2)	(13.3)%
Gross Profit	38.7	39.7	38.5	1.2	3.1%
Income (loss) from Operations	(0.1)	—	4.6	(4.6)	(100.0)%

Six month period ended (in millions, except percentages)	June 30, 2016		June 30, 2015	Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$89.5	$93.0	$91.1	$1.9	2.1%
Product	73.8	76.5	70.5	6.0	8.5%
Pack	13.2	14.0	17.8	(3.8)	(21.3)%
Other	2.5	2.5	2.8	(0.3)	(10.7)%
Gross Profit	71.0	73.6	74.3	(0.7)	(0.9)%
Income from Operations	0.4	0.8	7.1	(6.3)	(88.7)%

Net Sales

Consolidated net sales for the three months ended June 30, 2016 increased by $2.1 million, or 4.5%, to $48.8 million, as compared to $46.7 million for the same period in 2015.  Consolidated net sales for the six months ended June 30, 2016 decreased by $1.6 million, or 1.7%, to $89.5 million, as compared to $91.1 million for the same period in 2015.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended June 30, 2016 and 2015 were as follows (in millions, except percentages):

Region	Three months ended June 30, 2016		Three months ended June 30, 2015
Americas	$19.0	38.9%	$18.8	40.3%
Asia/Pacific	26.3	53.9%	23.6	50.5%
EMEA	3.5	7.2%	4.3	9.2%
Total	$48.8	100.0%	$46.7	100.0%

Consolidated net sales by region for the six months ended June 30, 2016 and 2015 were as follows (in millions, except percentages):

Region	Six months ended June 30, 2016		Six months ended June 30, 2015
Americas	$35.0	39.1%	$36.9	40.5%
Asia/Pacific	47.7	53.3%	46.3	50.8%
EMEA	6.8	7.6%	7.9	8.7%
Total	$89.5	100.0%	$91.1	100.0%

For the three months ended June 30, 2016, net sales in the Americas increased by $0.2 million, or 1.1%, to $19.0 million, as compared to $18.8 million for the same period in 2015. This increase was primarily due to a 13.2% increase in revenue per active independent associate and member offset by a 10.7% decline in the number of active independent associates and members. Further, during the three months ended June 30, 2016, the loyalty program decreased sales by $1.0 million, as compared to the same period in 2015 and this was offset by sales from the launch of the TruHealth weight loss product line in the Americas.

For the six months ended June 30, 2016, net sales in the Americas decreased by $1.9 million, or 5.1%, to $35.0 million, as compared to $36.9 million for the same period in 2015.  This decrease was primarily due to a 14.9% decline in the number of active independent associates and members partially offset by a 6.2% increase in revenue per active independent associate and member.

For the three months ended June 30, 2016, our operations outside of the Americas accounted for approximately 61.1% of our consolidated net sales, whereas in the same period in 2015, our operations outside of the Americas accounted for approximately 59.7% of our consolidated net sales.

For the six months ended June 30, 2016, our operations outside of the Americas accounted for approximately 60.9% of our consolidated net sales, whereas in the same period in 2015, our operations outside of the Americas accounted for approximately 59.5% of our consolidated net sales.

For the three months ended June 30, 2016, Asia/Pacific net sales increased by $2.7 million, or 11.4%, to $26.3 million, as compared to $23.6 million for the same period in 2015. During the three months ended June 30, 2016, the loyalty program decreased sales by $0.4 million, as compared to the same period in 2015 and this decrease was offset by increased sales of $1.9 million from the launch of the TruHealth weight loss product line in Asia/Pacific. Foreign currency exchange had the effect of decreasing revenue by $0.8 million for the three months ended June 30, 2016, as compared to the same period in 2015. The currency impact is primarily due to the weakening of the Korean Won, Australian Dollar, New Zealand Dollar, and Singapore Dollar partially offset by the strengthening of the Japanese Yen. This was offset by an increase of 9.7% in revenue per active independent associate and member during the three months ended June 30, 2016, as compared to the same period in 2015.

For the six months ended June 30, 2016, Asia/Pacific net sales increased by $1.4 million, or 3.0%, to $47.7 million, as compared to $46.3 million for the same period in 2015.  The loyalty program decreased sales for the six months ended June 30, 2016 by $0.8 million, as compared to the same period in 2015.  Foreign currency exchange had the effect of decreasing revenue by $2.2 million for the six months ended June 30, 2016, as compared to the same period in 2015.  The currency impact is primarily due to the weakening of the Korean Won, Australian Dollar, New Zealand Dollar, and Singapore Dollar partially offset by the strengthening of the Japanese Yen. This was partially offset by an increase of 2.6% in the number of active independent associates and members during the six months ended June 30, 2016, as compared to the same period in 2015.

For the three months ended June 30, 2016, EMEA net sales decreased by $0.8 million, or 18.6%, to $3.5 million, as compared to $4.3 million for the same period in 2015.  Revenue per active independent associate and member decreased by 23.4% as compared to the same period in 2015 and this was offset by sales from the launch of the TruHealth weight loss product line in EMEA. This was partially offset by an increase of 6.3% in active associates and members as compared to the same period in 2015. Foreign currency exchange had the effect of decreasing revenue by $0.6 million when the three-month period ending June 30, 2016 is compared to the same period in 2015.  The currency impact is primarily due to the weakening of the South Africa Rand and British Pound.

For the six months ended June 30, 2016, EMEA net sales decreased by $1.1 million, or 13.9%, to $6.8 million, as compared to $7.9 million for the same period in 2015.  Revenue per active independent associate and member decreased by 19.0% as compared to the same period in 2015. This was partially offset by an increase of 7.3% in active associates and members as compared to the same period in 2015. Foreign currency exchange had the effect of decreasing revenue by $1.2 million when the six-month period ending June 30, 2016 is compared to the same period in 2015.  The currency impact is primarily due to the weakening of the South Africa Rand, British Pound and Euro.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

	Three Months Ended June 30		Change
	2016	2015	Dollar	Percentage
Consolidated product sales	$40.1	$36.3	$3.8	10.5%
Consolidated pack sales	7.5	8.9	(1.4)	(15.7)%
Consolidated other, including freight	1.2	1.5	(0.3)	(20.0)%
Total consolidated net sales	$48.8	$46.7	$2.1	4.5%

	Six Months Ended June 30		Change
	2016	2015	Dollar	Percentage
Consolidated product sales	$73.8	$70.5	$3.3	4.7%
Consolidated pack sales	13.2	17.8	(4.6)	(25.8)%
Consolidated other, including freight	2.5	2.8	(0.3)	(10.7)%
Total consolidated net sales	$89.5	$91.1	$(1.6)	(1.8)%

Product Sales

Our product sales are made to our independent associates at published wholesale prices. We also sell our products to members at discounted published retail prices.

Product sales for the three months ended June 30, 2016 increased by $3.8 million, or 10.5%, as compared to the same period in 2015. The increase in product sales was primarily due to an increase in the average order size. The average order value for the three months ended June 30, 2016 was $174, as compared to $156 for the same period in 2015. The number of orders processed during the three months ended June 30, 2016 increased by 3.1%, as compared to the same period in 2015.

Product sales for the six months ended June 30, 2016 increased by $3.3 million, or 4.7%, as compared to the same period in 2015. The increase in product sales was primarily due to an increase in the average order size. The average order value for the six months ended June 30, 2016 was $165, as compared to $155 for the same period in 2015. The number of orders processed during the six months ended June 30, 2016 increased by 1.2%, as compared to the same period in 2015.

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

The dollar amount of pack sales associated with new and continuing associates was as follows, for the three and six months ended June 30 (in millions, except percentages):

	Three Months Ended June 30		Change
	2016	2015	Dollar	Percentage
New	$3.0	$2.4	$0.6	25.0%
Continuing	4.5	6.5	(2.0)	(30.8)%
Total	$7.5	$8.9	$(1.4)	(15.7)%

	Six Months Ended June 30		Change
	2016	2015	Dollar	Percentage
New	$5.2	$4.3	$0.9	20.9%
Continuing	8.0	13.5	(5.5)	(40.7)%
Total	$13.2	$17.8	$(4.6)	(25.8)%

Total pack sales for the three months ended June 30, 2016 decreased by $1.4 million, or 15.7%, to $7.5 million, as compared to $8.9 million for the same period in 2015. Average pack value for the three months ended June 30, 2016 was $212, as compared to $249 for the same period in 2015. The total number of packs sold decreased by 700, or 1.9%, to 35,200 for the three months ended June 30, 2016, as compared to the same period in 2015.

Total pack sales for the six months ended June 30, 2016 decreased by $4.6 million, or 25.8%, to $13.2 million, as compared to $17.8 million for the same period in 2015. Average pack value for the six months ended June 30, 2016 was $205, as compared to $242 for the same period in 2015. The total number of packs sold decreased by 9,000, or 12.2%, to 64,600 for the six months ended June 30, 2016, as compared to the same period in 2015.

Pack sales correlate to new associates who purchase starter packs and to continuing associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing associates and members because associates and members utilize products at different volumes.

During 2015 and continuing into 2016, we took the following actions to recruit and retain associates and members:

●	explored new international markets;

●	rolled out new products;

●	launched an aggressive marketing and educational campaign;

●	continued to strengthen compliance initiatives;

●	concentrated on publishing results of research studies and clinical trials related to our products;

●	initiated additional incentives;

●	explored new advertising and educational tools to broaden name recognition; and

●	implemented changes to our global associate career and compensation plan.

The approximate number of new and continuing active independent associates and members who purchased our packs or products during the twelve months ended June 30, 2016 and 2015 were as follows:

	2016		2015
New	97,000	43.7%	102,000	44.8%
Continuing	125,000	56.3%	126,000	55.2%
Total	222,000	100.0%	228,000	100.0%

Recruitment of new independent associates and members increased 11.1% during the three months ended June 30, 2016 as compared to the same period in 2015.  The number of new independent associate and member positions held by individuals in our network for the three months ended June 30, 2016 was approximately 28,400, as compared to 25,600 for the same period in 2015.

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

For the three months ended June 30, 2016, other sales decreased by $0.3 million, or 20.0%, to $1.2 million, as compared to $1.5 million for the same period in 2015. The decrease was primarily due to the decrease in freight revenue as a result of lower sales in markets where shipping and handling is included in the price of products and not separately charged to the customer and the increase in sales refunds, partially offset by an increase in event fees.

For the six months ended June 30, 2016, other sales decreased by $0.3 million, or 10.7%, to $2.5 million, as compared to $2.8 million for the same period in 2015. The decrease was primarily due to the decrease in freight revenue from lower sales, partially offset by an increase in event fees.

Gross Profit

For the three months ended June 30, 2016, gross profit increased by $0.2 million, or 0.7%, to $38.7 million, as compared to $38.5 million for the same period in 2015. For the three months ended June 30, 2016, gross profit as a percentage of net sales decreased to 79.3%, as compared to 82.3% for the same period in 2015. During the three months ending June 30, 2016 as compared to the three months ending June 30, 2015, the decline in gross profit percentage was due to promotional discounting, increases in transportation costs, and the effect of foreign exchange.

For the six months ended June 30, 2016, gross profit decreased by $3.3 million, or 4.4%, to $71.0 million, as compared to $74.3 million for the same period in 2015, primarily due to the change in sales and the change in gross profit as a percentage of net sales. For the six months ended June 30, 2016, gross profit as a percentage of net sales decreased to 79.3%, as compared to 81.5% for the same period in 2015. The decline in gross profit percentage was primarily due to promotional discounting, increases in transportation costs, and the effects of foreign exchange.

Commissions and Incentives

Commission expenses for the three months ended June 30, 2016 increased by 6.6%, or $1.2 million, to $19.4 million, as compared to $18.2 million for the same period in 2015. For the three months ended June 30, 2016, commissions as a percentage of net sales increased to 39.7% from 38.9% for the same period in 2015.

Commission expenses for the six months ended June 30, 2016 decreased by 1.2%, or $0.4 million, to $34.6 million, as compared to $35.0 million for the same period in 2015. For the six months ended June 30, 2016, commissions as a percentage of net sales increased to 38.7% from 38.5% for the same period in 2015.

Incentive costs for the three months ended June 30, 2016 increased by 46.6%, or $0.3 million, to $1.0 million, as compared to $0.7 million for the same period in 2015. For the three months ended June 30, 2016, incentives as a percentage of net sales increased to 2.1% from 1.5% for the same period in 2015.

Incentive costs for the six months ended June 30, 2016 increased by 2.1%, or less than $0.1 million, to $1.4 million, as compared to $1.4 million for the same period in 2015. For the six months ended June 30, 2016, incentives as a percentage of net sales increased to 1.6% from 1.5% for the same period in 2015.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, warehousing costs and marketing-related expenses, such as the costs to introduce our new brand, and the costs related to hosting our corporate-sponsored events.

For the three months ended June 30, 2016, selling and administrative expenses increased by $1.1 million, or 13.2%, to $9.7 million, as compared to $8.6 million for the same period in 2015. The increase in selling and administrative expenses consisted primarily of a $0.6 million increase in marketing related costs related to the timing of our annual MannaFest event that occurred during the second quarter in 2016 and during the first quarter of 2015, a $0.4 million increase in payroll related costs and a $0.1 million increase in warehouse charges. Selling and administrative expenses, as a percentage of net sales, for the three months ended June 30, 2016 increased to 19.9% from 18.4% for the same period in 2015.

For the six months ended June 30, 2016, selling and administrative expenses increased by $0.9 million, or 5.2%, to $18.3 million, as compared to $17.4 million for the same period in 2015. The increase in selling and administrative expenses consisted primarily of a $0.7 million increase in payroll related costs and a $0.2 million increase in warehousing costs, partially offset by a decrease of $0.2 million in marketing costs. Selling and administrative expenses, as a percentage of net sales, for the six months ended June 30, 2016 increased to 20.5% from 19.1% for the same period in 2015.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment, credit card processing fees, utilities, bad debt, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended June 30, 2016, other operating costs increased by $2.3 million, or 39.8%, to $8.2 million, as compared to $5.9 million for the same period in 2015. For the three months ended June 30, 2016, other operating costs as a percentage of net sales increased to 16.8% from 12.5% for the same period in 2015. The increase in other operating costs was due to a $1.0 million increase in legal, consulting, and other contractor fees, a $0.1 million increase in bad debt expenses, $0.1 million increase in miscellaneous administrative costs, and a $1.1 million increase in travel and entertainment costs related to the timing of our annual MannaFest event that occurred during the second quarter in 2016 and during the first quarter of 2015.

For the six months ended June 30, 2016, other operating costs increased by $2.9 million, or 23.4%, to $15.3 million, as compared to $12.4 million for the same period in 2015. For the six months ended June 30, 2016, other operating costs as a percentage of net sales increased to 17.1% from 13.6% for the same period in 2015. The increase in other operating costs was due to a $1.3 million increase in travel and entertainment costs, a $1.4 million increase in legal, consulting, and other contractor fees, a $0.2 million increase in bad debt, and a $0.1 million increase in miscellaneous administrative costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2016 was unchanged at $0.5 million, as compared the same period in 2015.

Depreciation and amortization expense for the six months ended June 30, 2016 was unchanged at $0.9 million, as compared to the same period in 2015.

Other Expense, Net

Due to foreign exchange losses, other expense was $1.0 million and $0.5 million for the three months ending June 30, 2016 and 2015, respectively.

Due to foreign exchange losses, other expense was $0.7 million and $1.4 million for the six months ending June 30, 2016 and 2015, respectively.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three and six months ended June 30:

Country	2016	2015
Australia	30.0%	30.0%
Canada	26.5%	26.5%
Cyprus	12.5%	12.5%
Colombia(1)	25.0%	—%
Denmark	22.0%	23.5%
Gibraltar	10.0%	10.0%
Hong Kong	16.5%	16.5%
Japan	35.4%	35.4%
Mexico	30.0%	30.0%
Norway	25.0%	27.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	20.0%	20.0%
United States	37.5%	37.5%
(1)	On February 13, 2016, the Company started operations in Colombia.

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

For the periods ended June 30, 2016 and December 31, 2015, we maintained the following valuation allowances for deferred tax assets totaling $8.5 million and $9.0 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

Country	June 30, 2016	December 31, 2015
Mexico	$2.4	$2.5
Sweden	0.1	0.1
Switzerland	0.6	1.0
Taiwan	1.2	1.2
Ukraine	0.1	0.1
United States	4.0	4.0
Other Jurisdictions	0.1	0.1
Total	$8.5	$9.0

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three and six months ended June 30, 2016, the Company’s effective income tax rate was (18.3)% and (175.9)% respectively, as compared to 25.0% and 26.8%, respectively, for the same periods in 2015.

The overall effective tax rate differs from the federal statutory rate due to the mix of earnings across jurisdictions and certain items that are discrete to the quarter. Items discrete to the second quarter of 2016 include foreign exchange losses and increased losses in jurisdictions for which no taxable benefit can be recorded. These items were partially offset by the effect of the release of the valuation allowance in Switzerland due to improved earnings there.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of June 30, 2016, our cash and cash equivalents increased by 15.4%, or $4.9 million, to $36.9 million from $32.0 million as of December 31, 2015. At June 30, 2016 and December 31, 2015, our restricted cash balances were $8.2 million and $8.1 million, respectively. Finally, fluctuations in currency rates produced an increase of $1.5 million and $0.3 million in cash and cash equivalents for the six month periods ending June 30, 2016 and 2015, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and international expansion. The quarterly cash dividend has been suspended since August 2009. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At each of June 30, 2016 and December 31, 2015, our working capital was $23.5 million.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Provided by/(Used in):	2016	2015
Operating activities	$5.6	$4.5
Investing activities	$(1.4)	$(1.2)
Financing activities	$(0.7)	$(0.9)

Operating Activities

Cash provided by operating activities was $5.6 million for the six months ended June 30, 2016, as compared to cash provided by operating activities of $4.5 million for the same period in 2015. During the six months ended June 30, 2016, our accounts payable increased as we purchased inventory. Due to the timing of our commission payments, we used less cash to pay commissions during the six months ended June 30, 2016, compared to the same period in 2015. We defer certain components of our revenue and commission expense as discussed in Revenue Recognition and Deferred Commissions in Note 1 Organization and Summary of Significant Accounting Policies. We defer the recognition of revenue on payments received and related commission expenses on payments made. Payments received related to the revenue deferral resulted in a source of $1.8 million in cash for the six months ended June 30, 2016, as compared to a use of $1.0 million for the same period in 2015. Commission payments related to the increased revenue deferral were a use of $0.7 million in cash for the six months ended June 30, 2016, as compared to a source of $0.4 million for the same period in 2015.

Investing Activities

For the six months ended June 30, 2016, we invested cash of $1.4 million.  For the six months ended June 30, 2015, we invested cash of $1.2 million.  During the six months ended June 30, 2016, we invested approximately $1.0 million in back-office software projects and approximately $0.4 million in leasehold improvements.  During the six months ended June 30, 2015, we invested approximately $0.9 million in back-office software projects and approximately $0.3 million in leasehold improvements in various international offices and training centers.

Financing Activities

For the six months ended June 30, 2016, we used $0.7 million in the repayment of capital lease obligations. For the six months ended June 30, 2015, we used $1.0 million in the repayment of capital lease obligations, which was partially offset by cash provided by the exercise of stock options.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of June 30, 2016, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Capital lease obligations	$233	$371	$206	$51	$12	$—	$873
Operating leases	1,445	1,761	1,101	456	126	—	4,889
Employment agreements	644	559	—	—	—	—	1,203
Royalty agreement	30	59	59	59	59	6	272
Tax liability (3)	121	548	—	—	—	152	821
Notes payable and other financing arrangements	548	648	579	—	—	—	1,775
Other obligations(4)	339	187	58	57	114	787	1,542
Total commitments and obligations(1)(2)	$3,360	$4,133	$2,003	$623	$311	$945	$11,375

(1)	For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)	Excludes approximately $15.8 million of finished product purchase orders that may be cancelled or for which delivery dates have changed as of June 30, 2016.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 3 "Income Taxes" to our consolidated financial statements.
(4)	Other obligations are composed of pension obligations related to the Company’s international operations (approximately $1.1 million) and lease restoration obligations (approximately $0.5 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2016.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2016, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at June 30, 2016
Office furniture and equipment	5 to 7 years	$0.4 million
Computer hardware and software	3 to 5 years	1.9 million
Automobiles	3 to 5 years	0.0 million
Leasehold improvements	3 to 5 years(1)	1.1 million
Total net carrying value at June 30, 2016		$3.4 million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the six months ended June 30, 2016 and the year ended December 31, 2015.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of June 30, 2016, we recorded $0.7 million in other long-term liabilities and $0.1 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2016, we had valuation allowance for deferred tax assets arising from our operations of $8.5 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of June 30, 2016, we had deferred tax assets, after valuation allowance, totaling $4.5 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of revenue. At June 30, 2016 and December 31, 2015, deferred revenue was $10.7 million and $8.7 million, respectively. When participating in the Company’s loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at each of June 30, 2016 and December 31, 2015 was $8.3 million and $8.1 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. At June 30, 2016 and December 31, 2015, deferred commissions were $4.2 million and $3.4 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited or expired	(8,801)
Loyalty points used	(15,077)
Loyalty points vested	20,403
Loyalty points unvested	1,845
Loyalty deferred revenue as of December 31, 2015	$8,073

Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited or expired	(3,326)
Loyalty points used	(7,910)
Loyalty points vested	9,171
Loyalty points unvested	2,333
Loyalty deferred revenue as of June 30, 2016	$8,341

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the six months ended June 30, 2016, our assumptions and estimates used for the calculated fair value of stock options granted were as follows:

June 2016 Grant
Estimated fair value per share of options granted:	$12.18
Assumptions:
Annualized dividend yield	—%
Risk-free rate of return	1.1%
Common stock price volatility	73.5%
Expected average life of stock options (in years)	4.5

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of June 30, 2016, we had 85,397 shares available for grant in the future.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2016 were as follows:

	Six months ended June 30, 2016			As of June 30, 2016
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.68691	0.78026	0.73399	0.74189
Canada (Canadian Dollar)	0.68483	0.79791	0.75220	0.76897
Colombia (Peso)	0.00029	0.00036	0.00032	0.00034
Czech Republic (Koruna)	0.03980	0.04271	0.04131	0.04087
Denmark (Kroner)	0.14414	0.15513	0.14985	0.14903
Hong Kong (Hong Kong Dollar)	0.12785	0.12903	0.12875	0.12889
Japan (Yen)	0.00825	0.00982	0.00896	0.00975
Mexico (Peso)	0.05237	0.05824	0.05545	0.05349
New Zealand (New Zealand Dollar)	0.63880	0.72090	0.67753	0.70955
Norway (Krone)	0.11191	0.12447	0.11859	0.11852
Republic of Korea (Won)	0.00081	0.00088	0.00085	0.00086
Singapore (Singapore Dollar)	0.69341	0.74766	0.72458	0.74081
South Africa (Rand)	0.05949	0.07039	0.06502	0.06662
Sweden (Krona)	0.11607	0.12544	0.12009	0.11771
Switzerland (Franc)	0.97787	1.05040	1.01868	1.02022
Taiwan (New Taiwan Dollar)	0.02968	0.03127	0.03056	0.03095
United Kingdom (British Pound)	1.33113	1.48192	1.43463	1.33986
Various countries (1) (Euro)	1.07517	1.15428	1.11628	1.10841
(1)	Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANNATECH, INCORPORATED

Dated: August 9, 2016	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: August 9, 2016	By:	/s/ David A. Johnson
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