Form 10-Q
period 2016-09-30
MANNATECH INC
filed 2016-11-08
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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
Yes ☐ No ☒

As of October 31, 2016, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,686,868.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	September 30, 2016 (unaudited)	December 31, 2015
Cash and cash equivalents	$38,311	$31,994
Restricted cash	1,513	1,511
Accounts receivable, net of allowance of $456 and $261 in 2016 and 2015, respectively	72	369
Income tax receivable	16	4
Inventories, net	10,394	9,199
Prepaid expenses and other current assets	2,919	2,905
Deferred commissions	3,742	3,443
Deferred tax assets, net	27	460
Total current assets	56,994	49,885
Property and equipment, net	3,670	3,848
Construction in progress	926	839
Long-term restricted cash	7,040	6,586
Other assets	4,451	3,759
Long-term deferred tax assets, net	4,708	3,725
Total assets	$77,789	$68,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$379	$447
Accounts payable	5,188	2,683
Accrued expenses	5,112	6,221
Commissions and incentives payable	11,277	6,818
Taxes payable	538	736
Current deferred tax liability	85	84
Current notes payable	805	713
Deferred revenue	9,640	8,677
Total current liabilities	33,024	26,379
Capital leases, excluding current portion	346	612
Long-term deferred tax liabilities	26	24
Long-term notes payable	706	1,069
Other long-term liabilities	1,648	1,994
Total liabilities	35,750	30,078

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,764,963 shares issued and 2,686,868 shares outstanding as of September 30, 2016 and 2,773,972 shares issued and 2,682,078 shares outstanding as of December 31, 2015	—	—
Additional paid-in capital	39,164	40,494
Retained earnings	8,798	8,589
Accumulated other comprehensive income	3,597	686
Treasury stock, at average cost, 78,095 shares as of September 30, 2016 and 91,894 shares as of December 31, 2015, respectively	(9,520)	(11,205)
Total shareholders’ equity	42,039	38,564
Total liabilities and shareholders’ equity	$77,789	$68,642

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	$48,146	$43,860	$137,664	$134,956
Cost of sales	9,736	8,253	28,225	25,076
Gross profit	38,410	35,607	109,439	109,880

Operating expenses:
Commissions and incentives	19,985	17,867	56,019	54,296
Selling and administrative expenses	9,877	9,001	28,199	26,412
Depreciation and amortization expense	507	433	1,427	1,324
Other operating costs	7,534	6,072	22,863	18,493
Total operating expenses	37,903	33,373	108,508	100,525

Income from operations	507	2,234	931	9,355
Interest income (expense)	(16)	93	(5)	154
Other income (expense), net	232	(2,418)	(471)	(3,802)
Income (loss) before income taxes	723	(91)	455	5,707

Benefit (provision) for income taxes	562	159	90	(1,397)
Net income	$1,285	$68	$545	$4,310

Earnings per common share:
Basic	$0.47	$0.03	$0.20	$1.61
Diluted	$0.46	$0.03	$0.19	$1.58

Weighted-average common shares outstanding:
Basic	2,706	2,681	2,703	2,679
Diluted	2,818	2,721	2,812	2,727

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME– (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$1,285	$68	$545	$4,310
Foreign currency translations	1,407	464	2,911	432
Comprehensive income	$2,692	$532	$3,456	$4,742

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2015	$—	$40,494	$8,589	$686	$(11,205)	$38,564
Net income	—	—	545	—	—	545
Declared dividends	—	—	(336)	—	—	(336)
Charge related to stock-based compensation	—	(356)	—	—	830	474
Stock option exercises	—	(815)	—	—	855	40
Repurchase of common stock	—	(159)	—	—	—	(159)
Foreign currency translations	—	—	—	2,911	—	2,911
Balance at September 30, 2016	$—	$39,164	$8,798	$3,597	$(9,520)	$42,039

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$545	$4,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,427	1,324
Provision for inventory losses	208	434
Provision for doubtful accounts	516	275
Loss on disposal of assets	415	28
Stock-based compensation expense	474	450
Tax benefit from exercise of stock options	—	(16)
Deferred income taxes	(401)	6
Changes in operating assets and liabilities:
Accounts receivable	(213)	(77)
Income tax receivable	(11)	(16)
Inventories	(903)	(1,730)
Prepaid expenses and other current assets	306	655
Other assets	(183)	(138)
Deferred commissions	(171)	230
Accounts payable	2,457	116
Accrued expenses and other liabilities	(1,771)	633
Taxes payable	(376)	(637)
Commissions and incentives payable	4,184	2,174
Deferred revenue	664	(210)
Change in restricted cash	(17)	26
Net cash provided by operating activities	7,150	7,837
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,676)	(1,583)
Net cash used in investing activities	(1,676)	(1,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	40	30
Repurchase of common stock	(159)	—
Payment of cash dividends	(336)	—
Tax benefit from exercise of stock options	—	16
Proceeds from note payable	—	1,148
Repayment of capital lease obligations	(1,136)	(1,276)
Net cash used in financing activities	(1,591)	(82)
Effect of currency exchange rate changes on cash and cash equivalents	2,434	1,121
Net increase in cash and cash equivalents	6,317	7,293
Cash and cash equivalents at the beginning of the period	31,994	27,999
Cash and cash equivalents at the end of the period	$38,311	$35,292
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,830	$4,394
Interest paid on capital leases and financing arrangements	$90	$69
Assets acquired through financing arrangements	$529	$671

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours of submission to the credit card processor. As of September 30, 2016 and December 31, 2015, credit card receivables were $1.9 million and $0.4 million, respectively. As of September 30, 2016 and December 31, 2015, cash and cash equivalents held in bank accounts in foreign countries totaled $33.8 million and $31.3 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of September 30, 2016 and December 31, 2015, our total restricted cash was $8.6 million and $8.1 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of each of September 30, 2016 and December 31, 2015, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At September 30, 2016 and December 31, 2015, the Company held an allowance for doubtful accounts of $0.5 million and $0.3 million, respectively.

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

On August 29, 2016, we received information indicating that a portion of the capitalized costs related to an item included in our computer hardware and software asset group would not be completed due to problems with the vendor in completing the code. We evaluated the project and determined a charge was required due to the abandonment of the project. For the quarter and year ending September 30, 2016 we recorded $0.4 million in operating expenses that represented work that was performed, but which no longer has any value to the Company or any possibility of affecting future cash inflows.

Other Assets

As of September 30, 2016 and December 31, 2015, other assets were $4.5 million and $3.8 million, respectively, and primarily consisted of deposits for building leases in various locations of $2.5 million and $1.9 million, respectively. Additionally, included in the September 30, 2016 and December 31, 2015 balances was $1.7 million and $1.6 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in each of the September 30, 2016 and December 31, 2015 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable

Notes payable were $1.5 million and $1.8 million as of September 30, 2016 and December 31, 2015, respectively, as a result of funding from a capital financing agreement related to our investment in computer hardware and software and other financing arrangements. At September 30, 2016, the current portion was $0.8 million and the long-term portion was $0.7 million.  At December 31, 2015, the current portion was $0.7 million and the long-term portion was $1.1 million.

Other Long-Term Liabilities

Other long-term liabilities were $1.6 million and $2.0 million as of September 30, 2016 and December 31, 2015, respectively.  At September 30, 2016 and December 31, 2015, the Company recorded $0.2 million and $0.7 million, respectively, in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes of the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed March 15, 2016). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition.  At September 30, 2016 and December 31, 2015, accrued restoration costs related to these leases amounted to $0.5 million and $0.4 million, respectively.  At each of September 30, 2016 and December 31, 2015, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.5 million (see Note 10, Employee Benefit Plans, of the Company’s 10-K, filed March 15, 2016).

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At September 30, 2016 and December 31, 2015, the Company’s deferred revenue was $9.6 million and $8.7 million, respectively. When participating in the Company’s loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. The Company defers the dollar equivalent in revenue of these points until the points are applied, forfeited, or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at September 30, 2016 and December 31, 2015, was $8.0 million and $8.1 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.7 million and $3.4 million at September 30, 2016 and December 31, 2015, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited or expired	(8,801)
Loyalty points used	(15,077)
Loyalty points vested	20,403
Loyalty points unvested	1,845
Loyalty deferred revenue as of December 31, 2015	$8,073

Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited or expired	(5,334)
Loyalty points used	(11,879)
Loyalty points vested	15,556
Loyalty points unvested	1,559
Loyalty deferred revenue as of September 30, 2016	$7,975

The Company estimates a sales return reserve for expected sales refunds based on historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the nine months ended September 30, 2016 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2016	$147
Provision related to sales made in current period	1,026
Adjustment related to sales made in prior periods	7
Actual returns or credits related to current period	(872)
Actual returns or credits related to prior periods	(145)
Sales reserve as of September 30, 2016	$163

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

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at September 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$537	$1,187
Finished goods	10,581	9,277
Inventory reserves for obsolescence	(724)	(1,265)
Total	$10,394	$9,199

NOTE 3: INCOME TAXES

For the three and nine months ended September 30, 2016, the Company’s effective tax rate was (77.7)% and (19.8)%, respectively. Taxes for the nine months ended September 30, 2016 were a $0.1 million benefit on a $0.5 million pre-tax book income mainly due to fluctuation of income between quarters resulting in a refund and valuation allowances released in Switzerland. For the three and nine months ended September 30, 2015, the Company’s effective income tax rate was 175.5% and 24.5%, respectively.  For the three and nine months ended September 30, 2016 and 2015, the Company’s effective tax rate was determined based on the estimated annual effective tax rate.

The effective tax rates for the three and nine months ended September 30, 2016 were lower than what would have been expected if the U.S. federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rate include the favorable rate differences from foreign jurisdictions, fluctuation of income between quarters resulting in a refund, further valuation allowance release from Switzerland and certain tax reserve items that were removed due to the expiration of the applicable statute of limitations. Items discrete to the third quarter include foreign exchange losses and increased losses in jurisdictions for which no taxable benefit can be recorded.

The effective tax rates for the three months ended September 30, 2015 were higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective tax rate include a return to provision adjustment offset by favorable rate differences from foreign jurisdictions and the utilization of foreign income tax credit. The effective tax rates for the nine months ended September 30, 2015 were lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rate include the favorable rate differences from foreign jurisdictions due to the overall profitability and the utilization of foreign income tax credit.

NOTE 4: EARNINGS PER SHARE

The Company calculates basic Earnings Per Share (“EPS”) by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. In determining the potential dilution effect of outstanding stock options during the three months ended September 30, 2016 and 2015, the Company used the quarter’s average common stock closing price of $18.02 and $18.13 per share, respectively. In determining the potential dilution effect of outstanding stock options during the nine months ended September 30, 2016 and 2015, the Company used the nine-month average common stock closing price of $19.12 and $19.83 per share, respectively. For the three- and nine-months ended September 30, 2016, approximately 0.1 million shares of the Company’s stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive.

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserved up to 100,000 (as adjusted for a 1-for-10 reverse stock split) shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by 100,000 and amended again at the 2014 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by an additional 130,000. As of September 30, 2016, the 2008 Plan had 85,397 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended September 30, 2016 and 2015, the Company granted zero and 12,000 stock options, respectively. The fair value of stock options granted during the three months ended September 30, 2015 was approximately $10.36 per share.  During the nine months ended September 30, 2016 and 2015, the Company granted 10,000 and 32,000 stock options, respectively. The fair value of stock options granted during the nine months ended September 30, 2016 was approximately $12.18 per share. The Company recognized compensation expense as follows for the three and nine months ended September 30 (in thousands):

	Three months ending September 30		Nine months ending September 30
	2016	2015	2016	2015
Total gross compensation expense	$115	$149	$474	$450
Total tax benefit associated with compensation expense	15	38	62	111
Total net compensation expense	$100	$111	$412	$339

As of September 30, 2016, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months	Year ending December 31,
	ending December 31, 2016	2017	2018	2019
Total gross unrecognized compensation expense	$106	$297	$91	$29
Tax benefit associated with unrecognized compensation expense	14	33	7	—
Total net unrecognized compensation expense	$92	$264	$84	$29

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”).  On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by the Board of Directors (the “August 2006 Plan”).  On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan.  On August 31, 2016, the Company’s Board of Directors reactivated the August 2006 Plan and authorized the Company to repurchase up to $0.5 million of the Company’s outstanding common shares in open market transactions.  As of November 8, 2016, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672.  As of November 8, 2016, there was $19.8 million remaining for repurchase under the August 2006 Plan, and the total value of shares repurchased in the open market under the August 2006 plan was $0.2 million. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

During the three and nine months ended September 30, 2016, the company repurchased 9,009 shares at an average price of $17.54.

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2015	$358	$328	$686
Current-period change [1]	2,911	—	2,911
Balance as of September 30, 2016	$3,269	$328	$3,597

[1]	No amounts reclassified from accumulated other comprehensive income.

Dividends

On August 11, 2016, the Board of Directors declared a dividend of $0.125 per share that was paid on September 21, 2016 to shareholders of record on August 31, 2016.

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

On November 5, 2015 the Court issued an Order accepting Defendants’ stipulation of infringement under the Court’s claim interpretation and granted the Company’s partial motion for summary judgment and issued a permanent injunction against Defendants’ infringement of the Patents. The Court stayed the permanent injunction until the conclusion of Defendants’ appeal to the U.S. Court of Appeals for the Federal Circuit (the “Court of Appeals”). On December 3, 2015, Defendants filed their Notice of Appeal which was docketed by the Court of Appeals on December 8, 2015. Defendants-Appellants filed their brief with the Court of Appeals on February 28, 2016. The Company-Appellee filed its brief with the Court of Appeals on March 24, 2016. Oral argument for the appeal was held on August 1, 2016.  Each side was given fifteen minutes for argument before the Appellate Court.  On August 5, 2016, the Court of Appeals issued a per curium opinion affirming the trial court’s judgment in favor of the Company. On August 10, 2016, the Company filed a motion to lift the stay of permanent injunction previously issued by the trial court. On August 24, 2016, the Company received confirmation from its counsel that Defendants changed the formulation of the infringing product to a formulation proposed by the Company. Defendants filed their response to the Company’s motion on August 31, 2016. The parties conferred via telephone and electronic mail on August 31, 2016 and September 1, 2016 regarding the Company’s motion and Defendants’ response.  On September 1, 2016 the Company filed an Amended Certificate of Conference with the Court advising that the Company’s motion was now unopposed. The Court has yet to rule on this motion. This matter remains open.

This lawsuit continues the Company’s enforcement of its patent rights, and the Company intends to vigorously prosecute this matter.  Based on the previous successful patent infringement lawsuits against Country Life, LLC, Glycobiotics International, Inc., Techmedica Health, Inc., IonX Holdings, Inc., Boston Mountain Laboratories, Inc., Green Life, LLC, Xiong Lo, and RBC Life Sciences, Inc., the Company believes there is a strong likelihood that it will obtain permanent injunctions against the manufacture and sale of any infringing products for the duration of the Company’s patents.

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

The Company filed its answer on March 23, 2015 denying the Plaintiffs’ allegations. The Court set the case for trial on March 7, 2016; however, on December 7, 2015 the Court granted the parties Agreed Motion for Continuation and reset the trial for September 26, 2016. At a hearing on August 19, 2016, the Court granted a continuance and reset the trial for November 14, 2016, and on October 18, 2016, the Court reset the trial for December 5, 2016.

The Court issued a mediation order on April 20, 2015.  The Company filed a Motion for Summary Judgment on June 15, 2016. The Mediation was conducted on June 17, 2016. The parties entered into a Mediation Settlement Agreement (“MSA”) that was contingent upon Plaintiff Anselmo reaching an acceptable compromise and settlement with the Internal Revenue Service (“IRS”) on or before July 18, 2016. On July 11, 2016, the Company was notified that Plaintiff Anselmo did not reach an acceptable compromise with the IRS, thus making the MSA null and void.

Plaintiffs filed their response to the Company’s Motion for Summary Judgment on August 5, 2016. The hearing on that motion was held on August 11, 2016 and due to time constraints was continued on August 19, 2016. On August 31, 2016 the Court entered an Order Denying the Company’s Motion for Summary Judgment. Discovery formally closed on October 7, 2016. At a hearing on October 10, 2016, the Company argued that it should be allowed further discovery related to the assertions by Plaintiff Anselmo that she was not legally married to Mr. Gebauer both before and after the Company and Plaintiff Anselmo entered into the contract at issue.  The Court ordered Plaintiffs to produce communications with the IRS regarding Plaintiff Anselmo’s relationship to Mr. Gebauer.   It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, the Company believes it has a valid defense and will vigorously defend this claim. This matter remains open.

Uniscience Solution v. Chang, et al.; Chang, et al. v. Uniscience Solution, Randy Lee, and Mannatech, Inc. (cross-defendant), Case No. 16K03995 (Superior Court of California, Los Angeles Co.)

On June 1, 2016 the Company received notice that on May 20, 2016 Vivian Hsiaoling Chang and Alan Jyh Woei Hsu (collectively, the “Cross-plaintiffs”) filed an unverified cross-complaint against the Company and Uniscience Solution, and Randy Lee alleging breach of contract seeking $22,300 plus unspecified special and punitive damages in addition to attorneys’ fees and related costs. Cross-plaintiffs, Uniscience Solution, and Randy Lee are independent distributors of the Company who entered into an agreement, separate and apart from their respective distributor agreements with the Company. The Cross-plaintiffs assert that Mannatech is a party to such other agreement; which it is not. The Company filed an answer denying the assertions in the unverified cross-complaint. On September 23, 2016, the Cross-plaintiffs and Uniscience Solution entered into a settlement agreement. On September 27, 2016, the Cross-plaintiffs filed a Request for Dismissal with the Court dismissing all claims against the Company with prejudice. On October 26, 2016, the Company received notice from its counsel that the Court entered the Dismissal on October 3, 2016. This matter is closed.

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

On September 15, 2015 Shaklee filed two more Notices of Opposition for the UTH & Design and ŪTH applications. The Company filed Answers and Counterclaims on November 20, 2015. On January 25, 2016, the Company filed a motion to strike Shaklee’s affirmative defense on cancellation. On May 17, 2016, the TTAB granted the Company’s motion to strike Shaklee’s affirmative defense on cancellation. On August 9, 2016, Shaklee filed a Motion for Summary Judgment on the Company’s cancellation filing of its YOUTH mark. On September 9, 2016, the Company filed a Motion for Request for Discovery to Respond to Summary Judgment under Rule 56(d). On September 28, 2016, Shaklee filed a response to the Company’s motion to cancel the request for discovery. The Company plans to file a response in support of the motion under Rule 56(d) on October 18, 2016. The proceedings, including discovery, have been suspended until the TTAB can rule on the motions. This matter remains open.

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

Arbitration Proceeding

Mannatech v. Samuel L. Caster and Wonder Enterprises, LLC, Demand for Arbitration, Case No. 01-15-0003-6812.

On May 29, 2015 the Company initiated arbitration proceedings against Samuel L. Caster and Wonder Enterprises, LLC (“Respondents”) alleging breach of contract by Mr. Caster and his company, Wonder Enterprises, under a series of consulting agreements entered into by the parties. Mannatech seeks to recover actual damages, costs of court and prejudgment interest together with disgorgement of all benefits received by the Respondents. The Company estimates its damages to be between $500,000 and $3,500,000. On June 12, 2015 Respondents contacted the Company’s counsel to request mediation. The parties agreed to mediate this dispute, and mediation was held on August 17, 2015. However, a settlement was not reached. A preliminary hearing for arbitration was held on September 18, 2015, and a final hearing commenced on April 25, 2016. A hearing was held on March 2, 2016 where the arbitrator granted Respondents’ request to file a motion for summary judgment and granted the Company until March 21, 2016 to issue its response. The arbitrator also granted the Company’s motion to compel the Respondents to produce the customer list for Mr. Caster’s former company, EM Squared. The Company filed its response to Respondents’ Motion for Summary Judgment on March 21, 2016. The arbitration hearing was scheduled to begin on August 29, 2016; however, the parties reached a settlement agreement and on August 25, 2016 the arbitrator entered the Agreed Order of Dismissal, dismissing all claims with prejudice.  This matter is closed.

Administrative Proceedings

Mannatech Korea, Ltd. V. Busan Custom Office, Busan District Court, Korea

On or before April 12, 2015 Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013. The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, which was paid in January 2014. Both parties submitted a response to the Court’s inquiry on January 15, 2016. The final hearing for the case was held on May 26, 2016, where each party presented their respective arguments. The judge originally set the decision hearing for June 30, 2016; however, after several postponements on the decision hearing to July 14, 2016 and then to August 18, 2016, the decision date of the case was set to October 27, 2016. On October 27, 2016, the Court decided the case in the Company’s favor. However, the BCO may file an appeal within 14 days from the day the BCO receives the decision letter, which the Court released on November 3, 2016. This matter remains open.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2016.  The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2016 and December 31, 2015.

September 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$1,012	$—	$—	$1,012
Interest bearing deposits – various banks	22,534	—	—	22,534
Total assets	$23,546	$—	$—	$23,546
Amounts included in:
Cash and cash equivalents	$16,993	$—	$—	$16,993
Restricted cash	740	—	—	740
Long-term restricted cash	5,813	—	—	5,813
Total	$23,546	$—	$—	$23,546

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$319	$—	$—	$319
Interest bearing deposits – various banks	14,134	—	—	14,134
Total assets	$14,453	$—	$—	$14,453
Amounts included in:
Cash and cash equivalents	$8,281	$—	$—	$8,281
Restricted cash	737	—	—	737
Long-term restricted cash	5,435	—	—	5,435
Total	$14,453	$—	$—	$14,453

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

Consolidated net sales shipped to customers in these regions, along with pack and product information for the three and nine months ended September 30, were as follows (in millions, except percentages):

	Three months				Nine months
Region	2016		2015		2016		2015
Americas	$19.0	39.4%	$17.8	40.6%	$54.0	39.2%	$54.7	40.5%
Asia/Pacific	25.5	52.9%	22.0	50.1%	73.2	53.2%	68.3	50.6%
EMEA	3.6	7.7%	4.1	9.3%	10.5	7.6%	12.0	8.9%
Totals	$48.1	100.0%	$43.9	100.00%	$137.7	100.0%	$135.0	100.0%

	Three months		Nine months
	2016	2015	2016	2015
Consolidated product sales	$39.8	$35.3	$113.6	$105.8
Consolidated pack sales	6.9	7.1	20.2	24.9
Consolidated other, including freight	1.4	1.5	3.9	4.3
Consolidated total net sales	$48.1	$43.9	$137.7	$135.0

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of September 30, 2016 and December 31, 2015, reside in the following regions, as follows (in millions):

Region	September 30, 2016	December 31, 2015
Americas	$3.3	$3.5
Asia/Pacific	1.2	1.1
EMEA	0.1	0.1
Total	$4.6	$4.7

Inventory balances, which consist of raw materials, work in process, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	September 30, 2016	December 31, 2015
Americas	$4.3	$3.4
Asia/Pacific	4.3	4.3
EMEA	1.8	1.5
Total	$10.4	$9.2

NOTE 10: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update “ASU” 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods – entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. The Company is evaluating this updated standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for stock based compensation.  The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, provided that, if an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period, and all amendments are adopted in the same period. Certain detailed transition provisions apply if an entity elects to early adopt.  The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. The update is effective for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. None of the specific issues in the update materially impact the Company’s consolidated statement of cash flows.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2016 as compared to the same periods in 2015, and should be read in conjunction with Item I “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high quality, proprietary nutritional supplements, topical, skin care and anti-aging products, and weight-management products that are sold through a global network marketing system. We operate in three geographic regions: (i) the Americas (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). By the fourth quarter of 2016, we anticipate commencing a non-direct selling business segment in China.

We currently conduct our business as a single operating segment and primarily sell our products through a network of approximately 221,000 active independent associate and member positions held by individuals that purchased our products and/or packs during the last 12 months, who we refer to as current independent associates and members. New pack sales and positions in our network are leading indicators for the long-term success of our business. New associate or member positions are created in our network when our packs and products are purchased for the first time. We operate as a seller of nutritional supplements, topical skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in twenty-five countries. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales increased $4.2 million, to $48.1 million, during the three months ended September 30, 2016, as compared to the same period in 2015.  Net sales increased $2.7 million, or 2.0% during the nine months ended September 30, 2016, as compared to the same period in 2015. For the three and nine months ended September 30, 2016, our operations outside of the Americas accounted for approximately 60.5% and 60.8%, respectively, of our consolidated net sales.

The net sales comparisons for the three- and nine-month periods were affected by the loyalty program and the launch of new products and promotions in markets in the Americas and Asia/Pacific during the third quarter of 2016. Sales from new products and promotions increased third quarter 2016 net sales by $4.1 million and increased net sales for the nine month ended September 30, 2016 by $7.4 million, as compared to the same periods in 2015. The loyalty program increased third quarter 2016 net sales by $0.5 million and decreased net sales for the nine months ended September 30, 2016 by $1.7 million, as compared to the same periods in 2015.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have increased $3.0 million and $4.9 million for the three and nine months ended September 30, 2016, respectively. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2016 and 2015 (in thousands, except percentages):

	2016		2015		Change from 2015 to 2016
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$48,146	100.0%	$43,860	100.0%	$4,286	9.8%
Cost of sales	9,736	20.2%	8,253	18.8%	1,483	18.0%
Gross profit	38,410	79.8%	35,607	81.2%	2,803	7.9%

Operating expenses:
Commissions and incentives	19,985	41.5%	17,867	40.7%	2,118	11.9%
Selling and administrative expenses	9,877	20.5%	9,001	20.5%	876	9.7%
Depreciation and amortization expense	507	1.1%	433	1.0%	74	17.1%
Other operating costs	7,534	15.6%	6,072	13.9%	1,462	24.1%
Total operating expenses	37,903	78.7%	33,373	76.1%	4,530	13.6%
Income from operations	507	1.1%	2,234	5.1%	(1,727)	(77.3)%
Interest income (expense)	(16)	—%	93	0.2%	(109)	(117.2)%
Other income (expense), net	232	0.5%	(2,418)	(5.5)%	2,650	109.6%
Income (loss) before income taxes	723	1.5%	(91)	(0.2)%	814	894.5%
Benefit for income taxes	562	1.2%	159	0.4%	403	253.5%
Net income	$1,285	2.7%	$68	0.2%	$1,217	1789.7%

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	2016		2015		Change from 2015 to 2016
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$137,664	100.0%	$134,956	100.0%	$2,708	2.0%
Cost of sales	28,225	20.5%	25,076	18.6%	3,149	12.6%
Gross profit	109,439	79.5%	109,880	81.4%	(441)	(0.4)%

Operating expenses:
Commissions and incentives	56,019	40.7%	54,296	40.2%	1,723	3.2%
Selling and administrative expenses	28,199	20.5%	26,412	19.6%	1,787	6.8%
Depreciation and amortization expense	1,427	1.0%	1,324	1.0%	103	7.8%
Other operating costs	22,863	16.6%	18,493	13.7%	4,370	23.6%
Total operating expenses	108,508	78.8%	100,525	74.5%	7,983	7.9%
Income from operations	931	0.7%	9,355	6.9%	(8,424)	(90.0)%
Interest income (expense)	(5)	—%	154	0.1%	(159)	(103.2)%
Other expense, net	(471)	(0.3)%	(3,802)	(2.8)%	3,331	87.6%
Income before income taxes	455	0.3%	5,707	4.2%	(5,252)	(92.0)%
Benefit (provision) for income taxes	90	0.1%	(1,397)	(1.0)%	1,487	106.4%
Net income	$545	0.4%	$4,310	3.2%	$(3,765)	(87.4)%

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

Three-month period ended (in millions, except percentages)	September 30, 2016		September 30, 2015	Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$48.1	$46.9	$43.9	$3.0	6.8%
Product	39.8	38.8	35.3	3.5	9.9%
Pack	6.9	6.7	7.1	(0.4)	(5.6)%
Other	1.4	1.4	1.5	(0.1)	(6.7)%
Gross Profit	38.4	37.4	35.6	1.8	5.1%
Income from Operations	0.5	0.2	2.2	(2.0)	(90.9)%

Nine-month period ended (in millions, except percentages)	September 30, 2016		September 30, 2015	Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$137.7	$139.9	$135.0	$4.9	3.6%
Product	113.6	115.3	105.8	9.5	9.0%
Pack	20.2	20.7	24.9	(4.2)	(16.9)%
Other	3.9	3.9	4.3	(0.4)	(9.3)%
Gross Profit	109.4	110.9	109.9	1.0	0.9%
Income from Operations	0.9	1.0	9.4	(8.4)	(89.4)%

Net Sales

Consolidated net sales for the three months ended September 30, 2016 increased by $4.2 million, or 9.8%, to $48.1 million, as compared to $43.9 million for the same period in 2015.  Consolidated net sales for the nine months ended September 30, 2016 increased by $2.7 million, or 2.0%, to $137.7 million, as compared to $135.0 million for the same period in 2015.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended September 30, 2016 and 2015 were as follows (in millions, except percentages):

Region	Three months ended September 30, 2016		Three months ended September 30, 2015
Americas	$19.0	39.5%	$17.8	40.6%
Asia/Pacific	25.5	53.0%	22.0	50.1%
EMEA	3.6	7.5%	4.1	9.3%
Total	$48.1	100.0%	$43.9	100.0%

Consolidated net sales by region for the nine months ended September 30, 2016 and 2015 were as follows (in millions, except percentages):

Region	Nine months ended September 30, 2016		Nine months ended September 30, 2015
Americas	$54.0	39.2%	$54.7	40.5%
Asia/Pacific	73.2	53.2%	68.3	50.6%
EMEA	10.5	7.6%	12.0	8.9%
Total	$137.7	100.0%	$135.0	100.0%

For the three months ended September 30, 2016, net sales in the Americas increased by $1.2 million, or 6.7%, to $19.0 million, as compared to $17.8 million for the same period in 2015. This increase was primarily due to a 14.9% increase in revenue per active independent associate and member offset by a 7.1% decline in the number of active independent associates and members. During the three months ended September 30, 2016, new products and promotions increased sales by $1.0 million and the loyalty program increased sales by $0.1 million, as compared to the same period in 2015.

For the nine months ended September 30, 2016, net sales in the Americas decreased by $0.7 million, or 1.3%, to $54.0 million, as compared to $54.7 million for the same period in 2015.  This decrease was primarily due to a 13.0% decline in the number of active independent associates and members partially offset by a 6.2% increase in revenue per active independent associate and member. Further, during the nine months ended September 30, 2016, the loyalty program decreased sales by $1.0 million, as compared to the same period in 2015.

For the three months ended September 30, 2016, our operations outside of the Americas accounted for approximately 60.5% of our consolidated net sales, whereas in the same period in 2015, our operations outside of the Americas accounted for approximately 59.4% of our consolidated net sales.

For the nine months ended September 30, 2016, our operations outside of the Americas accounted for approximately 60.8% of our consolidated net sales, whereas in the same period in 2015, our operations outside of the Americas accounted for approximately 59.5% of our consolidated net sales.

For the three months ended September 30, 2016, Asia/Pacific net sales increased by $3.5 million, or 15.9%, to $25.5 million, as compared to $22.0 million for the same period in 2015. During the three months ended September 30, 2016, new products and promotions in Asia/Pacific increased sales by $2.9 million and the loyalty program increased sales by $0.4 million, as compared to the same period in 2015. Foreign currency exchange had the effect of increasing revenue by $1.6 million for the three months ended September 30, 2016, as compared to the same period in 2015. The currency impact is primarily due to the strengthening of the Korean Won, Australian Dollar, New Zealand Dollar, Singapore Dollar, Taiwanese Dollar, and Japanese Yen partially offset by the weakening of the Hong Kong Dollar. Revenue per active independent associate and member increased by 11.4% during the three months ended September 30, 2016, as compared to the same period in 2015.

For the nine months ended September 30, 2016, Asia/Pacific net sales increased by $4.9 million, or 7.2%, to $73.2 million, as compared to $68.3 million for the same period in 2015.  New products and promotions increased sales in Asia/Pacific by $4.8 million, partially offset by the loyalty program, which decreased sales for the nine months ended September 30, 2016 by $0.4 million, as compared to the same period in 2015.  Foreign currency exchange had the effect of decreasing revenue by $0.5 million for the nine months ended September 30, 2016, as compared to the same period in 2015.  The currency impact is primarily due to the weakening of the Korean Won, Australian Dollar, New Zealand Dollar, Taiwanese Dollar, Hong Kong Dollar, and Singapore Dollar partially offset by the strengthening of the Japanese Yen. Revenue per active independent associate and member increased by 3.0% during the nine months ended September 30, 2016, as compared to the same period in 2015.

For the three months ended September 30, 2016, EMEA net sales decreased by $0.5 million, or 12.2%, to $3.6 million, as compared to $4.1 million for the same period in 2015.  Revenue per active independent associate and member decreased by 15.8% as compared to the same period in 2015, which was partially offset by an increase of 7.2% in active associates and members as compared to the same period in 2015. The launch of new products and promotions in EMEA increased net sales by $0.2 million. Foreign currency exchange had the effect of decreasing revenue by $0.3 million when the three-month period ending September 30, 2016 is compared to the same period in 2015.  The currency impact is primarily due to the weakening of the South Africa Rand and British Pound.

For the nine months ended September 30, 2016, EMEA net sales decreased by $1.5 million, or 12.5%, to $10.5 million, as compared to $12.0 million for the same period in 2015.  Revenue per active independent associate and member decreased by 18.4% as compared to the same period in 2015. Foreign currency exchange had the effect of decreasing revenue by $1.5 million when the nine-month period ending September 30, 2016 is compared to the same period in 2015.  The currency impact is primarily due to the weakening of the South Africa Rand and British Pound.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months Ended September 30		Change
	2016	2015	Dollar	Percentage
Consolidated product sales	$39.8	$35.3	$4.5	12.7%
Consolidated pack sales	6.9	7.1	(0.2)	(2.8)%
Consolidated other, including freight	1.4	1.5	(0.1)	(6.7)%
Total consolidated net sales	$48.1	$43.9	$4.2	9.6%

	Nine Months Ended September 30		Change
	2016	2015	Dollar	Percentage
Consolidated product sales	$113.6	$105.8	$7.8	7.4%
Consolidated pack sales	20.2	24.9	(4.7)	(18.9)%
Consolidated other, including freight	3.9	4.3	(0.4)	(9.3)%
Total consolidated net sales	$137.7	$135.0	$2.7	2.0%

Product Sales

Our product sales are made to our independent associates at published wholesale prices. We also sell our products to members at discounted published retail prices.

Product sales for the three months ended September 30, 2016 increased by $4.5 million, or 12.7%, as compared to the same period in 2015. The increase in product sales was primarily due to an increase in the average order size. The average order value for the three months ended September 30, 2016 was $172, as compared to $154 for the same period in 2015. The number of orders processed during the three months ended September 30, 2016 decreased by 5.7%, as compared to the same period in 2015.

Product sales for the nine months ended September 30, 2016 increased by $7.8 million, or 7.4%, as compared to the same period in 2015. The increase in product sales was primarily due to an increase in the average order size. The average order value for the nine months ended September 30, 2016 was $167, as compared to $155 for the same period in 2015. The number of orders processed during the nine months ended September 30, 2016 decreased by 1.1%, as compared to the same period in 2015.

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

The dollar amount of pack sales associated with new and continuing associates was as follows, for the three and nine months ended September 30 (in millions, except percentages):

	Three Months Ended September 30		Change
	2016	2015	Dollar	Percentage
New	$3.6	$2.4	$1.2	50.0%
Continuing	3.3	4.7	(1.4)	(29.8)%
Total	$6.9	$7.1	$(0.2)	(2.8)%

	Nine Months Ended September 30		Change
	2016	2015	Dollar	Percentage
New	$8.9	$6.7	$2.2	32.8%
Continuing	11.3	18.2	(6.9)	(37.9)%
Total	$20.2	$24.9	$(4.7)	(18.9)%

Total pack sales for the three months ended September 30, 2016 decreased by $0.2 million, or 2.8%, to $6.9 million, as compared to $7.1 million for the same period in 2015. Average pack value for the three months ended September 30, 2016 was $228, as compared to $220 for the same period in 2015. The total number of packs sold decreased by 1,600, or 5.0%, to 30,500 for the three months ended September 30, 2016, as compared to the same period in 2015.

Total pack sales for the nine months ended September 30, 2016 decreased by $4.7 million, or 18.9%, to $20.2 million, as compared to $24.9 million for the same period in 2015. Average pack value for the nine months ended September 30, 2016 was $212, as compared to $236 for the same period in 2015. The total number of packs sold decreased by 10,700 or 10.1%, to 95,100 for the nine months ended September 30, 2016, as compared to the same period in 2015.

Pack sales correlate to new associates who purchase starter packs and to continuing associates who purchase upgrade or renewal packs. However, there is no direct correlation between product sales and the number of new and continuing associates and members because associates and members utilize products at different volumes.

During 2015 and continuing into 2016, we took the following actions to recruit and retain associates and members:

•	explored new international markets;

•	rolled out new products;

•	launched an aggressive marketing and educational campaign;

•	continued to strengthen compliance initiatives;

•	concentrated on publishing results of research studies and clinical trials related to our products;

•	initiated additional incentives;

•	explored new advertising and educational tools to broaden name recognition; and

•	implemented changes to our global associate career and compensation plan.

The approximate number of new and continuing active independent associates and members who purchased our packs or products during the twelve months ended September 30, 2016 and 2015 were as follows:

	2016		2015
New	99,000	44.8%	97,000	43.9%
Continuing	122,000	55.2%	124,000	56.1%
Total	221,000	100.0%	221,000	100.0%

Recruitment of new independent associates and members increased 6.2% during the three months ended September 30, 2016 as compared to the same period in 2015.  The number of new independent associate and member positions held by individuals in our network for the three months ended September 30, 2016 was approximately 25,000, as compared to 23,600 for the same period in 2015.

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

For the three months ended September 30, 2016, other sales decreased by $0.1 million, or 6.7%, to $1.4 million, as compared to $1.5 million for the same period in 2015. The decrease was primarily due to a decrease in freight revenue partially offset by an increase in sales refunds.

For the nine months ended September 30, 2016, other sales decreased by $0.4 million, or 9.3%, to $3.9 million, as compared to $4.3 million for the same period in 2015. The decrease was primarily due to a decrease in freight revenue partially offset by an increase in event fees.

Gross Profit

For the three months ended September 30, 2016, gross profit increased by $2.8 million, or 7.9%, to $38.4 million, as compared to $35.6 million for the same period in 2015. For the three months ended September 30, 2016, gross profit as a percentage of net sales decreased to 79.8%, as compared to 81.2% for the same period in 2015. During the three months ending September 30, 2016 as compared to the three months ending September 30, 2015, the decline in gross profit percentage was due to promotional discounting, increases in transportation costs, and the effect of foreign exchange.

For the nine months ended September 30, 2016, gross profit decreased by $0.5 million, or 0.4%, to $109.4 million, as compared to $109.9 million for the same period in 2015. For the nine months ended September 30, 2016, gross profit as a percentage of net sales decreased to 79.5%, as compared to 81.4% for the same period in 2015. The decline in gross profit percentage was primarily due to promotional discounting, increases transportation costs, and the effects of foreign exchange.

Commissions and Incentives

Commission expenses for the three months ended September 30, 2016 increased by 11.8%, or $2.0 million, to $19.1 million, as compared to $17.1 million for the same period in 2015. For the three months ended September 30, 2016, commissions as a percentage of net sales increased to 39.8% from 39.0% for the same period in 2015.

Commission expenses for the nine months ended September 30, 2016 increased by 3.1%, or $1.6 million, to $53.8 million, as compared to $52.2 million for the same period in 2015. For the nine months ended September 30, 2016, commissions as a percentage of net sales increased to 39.1% from 38.6% for the same period in 2015.

Incentive costs for the three months ended September 30, 2016 increased by 13.9%, or $0.1 million, to $0.8 million, as compared to $0.7 million for the same period in 2015. For the three months ended September 30, 2016, incentives as a percentage of net sales increased to 1.8% from 1.7% for the same period in 2015.

Incentive costs for the nine months ended September 30, 2016 increased by 6.2%, or $0.1 million, to $2.2 million, as compared to $2.1 million for the same period in 2015. For the nine months ended September 30, 2016 and 2015, incentives as a percentage of net sales were 1.6%.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor, warehousing costs, and marketing-related expenses, such as the costs to introduce our new brand, and the costs related to hosting our corporate-sponsored events.

For the three months ended September 30, 2016, selling and administrative expenses increased by $0.9 million, or 9.7%, to $9.9 million, as compared to $9.0 million for the same period in 2015. The increase in selling and administrative expenses consisted primarily of a $0.4 million increase in marketing related costs, a $0.2 million increase in contract labor costs, a $0.2 million increase in warehouse charges, and a $0.1 million increase in payroll related costs as some non-recurring reductions in payroll costs were offset by the costs of additional employees. Selling and administrative expenses, as a percentage of net sales, for the three months ended September 30, 2016 and 2015 were 20.5%.

For the nine months ended September 30, 2016, selling and administrative expenses increased by $1.8 million, or 6.8%, to $28.2 million, as compared to $26.4 million for the same period in 2015. The increase in selling and administrative expenses consisted primarily of a $0.4 million increase in warehousing costs, a $0.4 million increase in contract labor costs, a $0.2 million increase in marketing costs, and a $0.8 million increase in payroll related costs as some non-recurring reductions in payroll costs were offset by the costs of additional employees. Selling and administrative expenses, as a percentage of net sales, for the nine months ended September 30, 2016 increased to 20.5% from 19.6% for the same period in 2015.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment, credit card processing fees, utilities, bad debt, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended September 30, 2016, other operating costs increased by $1.4 million, or 24.1%, to $7.5 million, as compared to $6.1 million for the same period in 2015. For the three months ended September 30, 2016, other operating costs as a percentage of net sales increased to 15.6% from 13.9% for the same period in 2015. The increase in other operating costs was due to a $0.7 million increase in legal and consulting fees as we continue to explore expansion into new markets, transform our supply chain and defend our patents, a $0.4 million abandonment charge of internally developed back office software, a $0.1 million increase in research and development costs, a $0.1 million increase in credit card fees, and a $0.1 million increase in travel and entertainment costs.

For the nine months ended September 30, 2016, other operating costs increased by $4.4 million, or 23.6%, to $22.9 million, as compared to $18.5 million for the same period in 2015. For the nine months ended September 30, 2016, other operating costs as a percentage of net sales increased to 16.6% from 13.7% for the same period in 2015. The increase in other operating costs was due to a $1.8 million increase in legal and consulting fees as we continue to explore expansion into new markets, transform our supply chain and defend our patents, a $1.4 million increase in travel and entertainment costs attributed to events for our independent associates, travel to Colombia for market launch support, and travel to China for the new market launch that is expected in the fourth quarter, a $0.4 million abandonment charge of internally developed back office software, a $0.8 million increase in miscellaneous administrative costs such as research and development, accounting fees and bad debt, and a $0.2 million increase in credit card fees, partially offset by a $0.2 million decrease in office expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million and $0.4 for the three months ending September 30, 2016 and 2015, respectively.

Depreciation and amortization expense was $1.4 million and $1.3 for the nine months ending September 30, 2016 and 2015, respectively.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other income (expense) was $0.2 million and ($2.4) million for the three months ending September 30, 2016 and 2015, respectively.

Due to foreign exchange losses, other income (expense) was ($0.5) million and ($3.8) million for the nine months ending September 30, 2016 and 2015, respectively.

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

For the periods ended September 30, 2016 and December 31, 2015, we maintained the following valuation allowances for deferred tax assets totaling $8.0 million and $9.0 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

Country	September 30, 2016	December 31, 2015
Mexico	$2.3	$2.5
Sweden	0.1	0.1
Switzerland	0.1	1.0
Taiwan	1.2	1.2
Ukraine	0.1	0.1
United States	4.1	4.0
Other Jurisdictions	0.1	0.1
Total	$8.0	$9.0

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries.  For the three and nine months ended September 30, 2016, the Company’s effective income tax rate was (77.7)% and (19.8)% respectively, as compared to 175.5% and 24.5%, respectively, for the same periods in 2015.

The overall effective tax rate was lower than what would have been expected if the U.S. federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rate include the favorable rate differences from foreign jurisdictions, fluctuation of income between quarters resulting in a refund, further valuation allowance release from Switzerland and certain tax reserve items were removed because the applicable statute of limitations had expired.

The effective tax rates for the three months ended September 30, 2015 were higher than what would have been expected if the federal statutory rate were applied to income before taxes. Items increasing the effective tax rate include a return to provision adjustment offset by favorable rate differences from foreign jurisdictions and the utilization of foreign income tax credit. The effective tax rates for the nine months ended September 30, 2015 were lower than what would have been expected if the federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rate include the favorable rate differences from foreign jurisdictions due to the overall profitability and the utilization of foreign income tax credit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2016, our cash and cash equivalents increased by 19.7%, or $6.3 million, to $38.3 million from $32.0 million as of December 31, 2015. At September 30, 2016 and December 31, 2015, our restricted cash balances were $8.6 million and $8.1 million, respectively. Finally, fluctuations in currency rates produced an increase of $2.4 million and $1.1 million in cash and cash equivalents for the nine month periods ending September 30, 2016 and 2015, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, periodic cash dividends (if any), and international expansion. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2016 and December 31, 2015, our working capital was $24.0 million and $23.5 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30 (in millions):

Provided by/(Used in):	2016	2015
Operating activities	$7.2	$7.8
Investing activities	$(1.7)	$(1.6)
Financing activities	$(1.6)	$(0.1)

Operating Activities

Cash provided by operating activities was $7.2 million for the nine months ended September 30, 2016, as compared to cash provided by operating activities of $7.8 million for the same period in 2015. During the nine months ended September 30, 2016, our accounts payable increased as we purchased inventory. Due to the timing of our commission payments, we used less cash to pay commissions during the nine months ended September 30, 2016, compared to the same period in 2015. We defer certain components of our revenue and commission expense as discussed in Revenue Recognition and Deferred Commissions in Note 1 Organization and Summary of Significant Accounting Policies. We defer the recognition of revenue on payments received and related commission expenses on payments made. Payments received related to the revenue deferral resulted in a source of $0.7 million in cash for the nine months ended September 30, 2016, as compared to a use of $0.2 million for the same period in 2015. Commission payments related to the increased revenue deferral were a use of $0.2 million in cash for the nine months ended September 30, 2016, as compared to a source of $0.2 million for the same period in 2015.

Investing Activities

For the nine months ended September 30, 2016 and 2015, we invested cash of $1.7 million and $1.6 million, respectively. During the nine months ended September 30, 2016, we invested approximately $1.3 million in back-office software projects, approximately $0.3 million in leasehold improvements in various international offices and training centers, and approximately $0.1 in office furniture and equipment.  During the nine months ended September 30, 2015, we invested approximately $1.2 million in back-office software projects and approximately $0.4 million in leasehold improvements in various international offices and training centers.

Financing Activities

For the nine months ended September 30, 2016, we used $1.1 million in the repayment of capital lease obligations, $0.3 million in the payment of dividends to shareholders, and $0.2 million in the repurchase of common stock, which was partially offset by cash provided by the exercise of stock options. For the nine months ended September 30, 2015, we used $1.3 million in the repayment of capital lease obligations, which was substantially offset by funding from a capital financing agreement and cash provided by the exercise of stock options.

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

Long Term Liquidity

We believe our cash flows from operations should be adequate to fund our normal expected future business operations and possible international expansion costs for the long term. As our primary source of liquidity is from our cash flows from operations, this will be dependent on our ability to maintain or improve revenue as compared to operational expenses.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of September 30, 2016, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Capital lease obligations	$121	$371	$206	$52	$12	$—	$762
Operating leases	1,131	2,431	1,715	865	128	—	6,270
Employment agreements	690	230	—	—	—	—	920
Royalty agreement	15	59	59	59	59	6	257
Tax liability (3)	—	562	—	—	—	154	716
Notes payable and other financing arrangements	283	708	579	—	—	—	1,570
Other obligations(4)	351	196	58	58	116	874	1,653
Total commitments and obligations(1)(2)	$2,591	$4,557	$2,617	$1,034	$315	$1,034	$12,148

(1)
For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(2)	Excludes approximately $19.9 million of finished product purchase orders that may be cancelled or for which delivery dates have changed as of September 30, 2016.
(3)	Represents the tax liability associated with uncertain tax positions, see Note 3 "Income Taxes" to our consolidated financial statements.
(4)	Other obligations are composed of pension obligations related to the Company’s international operations (approximately $1.2 million) and lease restoration obligations (approximately $0.5 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2016.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2016, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at September 30, 2016
Office furniture and equipment	5 to 7 years	$0.4 million
Computer hardware and software	3 to 5 years	2.2 million
Automobiles	3 to 5 years	— million
Leasehold improvements	2 to 10 years(1)	1.1 million
Total net carrying value at September 30, 2016		$3.7 million

(1)	We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the nine months ended September 30, 2016 and the year ended December 31, 2015, except for a $0.4 million abandonment charge of back office software during the third quarter.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of September 30, 2016, we recorded $0.2 million in other long-term liabilities and $0.6 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2016, we had valuation allowance for deferred tax assets arising from our operations of $8.0 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of September 30, 2016, we had deferred tax assets, after valuation allowance, totaling $4.7 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of revenue. At September 30, 2016 and December 31, 2015, deferred revenue was $9.6 million and $8.7 million, respectively. When participating in the Company’s loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at each of September 30, 2016 and December 31, 2015 was $8.0 million and $8.1 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. At September 30, 2016 and December 31, 2015, deferred commissions were $3.7 million and $3.4 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited or expired	(8,801)
Loyalty points used	(15,077)
Loyalty points vested	20,403
Loyalty points unvested	1,845
Loyalty deferred revenue as of December 31, 2015	$8,073

Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited or expired	(5,334)
Loyalty points used	(11,879)
Loyalty points vested	15,556
Loyalty points unvested	1,559
Loyalty deferred revenue as of September 30, 2016	$7,975

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

Historically, sales returns estimates have not materially deviated from actual sales returns, as the majority of our customers who return merchandise do so within the first 90 days after the original sale. Based upon our return policies and historical experience, we estimate a sales return reserve for expected sales refunds over a rolling six-month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years and have averaged 1.5% or less of our gross sales.

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two to four years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates.  For the nine months ended September 30, 2016, our assumptions and estimates used for the calculated fair value of stock options granted were as follows:

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of September 30, 2016, we had 85,397 shares available for grant in the future.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan and Hong Kong). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2016 were as follows:

	Nine months ended September 30, 2016			As of September 30, 2016
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.68691	0.78026	0.74201	0.76743
Canada (Canadian Dollar)	0.68483	0.79791	0.75723	0.76383
Colombia (Peso)	0.00029	0.00036	0.00033	0.00035
Czech Republic (Koruna)	0.03980	0.04271	0.04130	0.04155
Denmark (Kroner)	0.14414	0.15513	0.14988	0.15059
Hong Kong (Hong Kong Dollar)	0.12785	0.12903	0.12881	0.12896
Japan (Yen)	0.00825	0.00999	0.00923	0.00987
Mexico (Peso)	0.05044	0.05824	0.05478	0.05156
New Zealand (New Zealand Dollar)	0.63880	0.74437	0.69259	0.72778
Norway (Krone)	0.11191	0.12447	0.11909	0.12442
Republic of Korea (Won)	0.00081	0.00092	0.00086	0.00091
Singapore (Singapore Dollar)	0.69341	0.74766	0.72966	0.73417
South Africa (Rand)	0.05949	0.07523	0.06706	0.07282
Sweden (Krona)	0.11550	0.12544	0.11920	0.11676
Switzerland (Franc)	0.97787	1.05040	1.02078	1.03153
Taiwan (New Taiwan Dollar)	0.02968	0.03218	0.03090	0.03188
United Kingdom (British Pound)	1.29057	1.48192	1.39404	1.30081
Various countries (1) (Euro)	1.07517	1.15428	1.11616	1.12231
(1)	Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

We have an ongoing authorization, originally approved by our Board of Directors in 2006, and subsequently reactivated by our Board of Directors in August of 2016, to repurchase up to $0.5 million (of the original $20.0 million authorization) in shares of our common stock in the open market.

During the three-month period ended September 30, 2016, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Dollar value of shares that may yet be purchased (a) (in thousands)
July 2016	—	$—	$20,000
August 2016	1,756	$16.92	19,970
September 2016	7,253	$17.69	19,841
Total	9,009

(a)	Remaining value of the original $20.0 million approved on August 28, 2006 (the “August 2006 Plan”).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6	Exhibits

See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNATECH, INCORPORATED

Dated: November 8, 2016	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: November 8, 2016	By:	/s/ David A. Johnson
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