Form 10-K
period 2016-12-31
MANNATECH INC
filed 2017-03-14
CIK 1056358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

At June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the Registrant was $44,198,311 based on the closing sale price of $20.24, as reported on the NASDAQ Global Select Market.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2017 was 2,700,858 shares.

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

Overview

Mannatech is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) the Americas (the United States, Canada, Colombia and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). We primarily sell our products and packs through a network of independent associates and members who occupy positions in our network. As of December 31, 2016, we had approximately 222,000 active independent associate and member positions held by individuals in our network associated with the purchase of our products and packs within the last 12 months. In addition, the Company also has a non-direct selling business in mainland China. Unlike Mannatech's business operations in other markets, Mannatech operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products manufactured overseas directly from the Company’s subsidiary via the internet.

We primarily sell our products through network marketing, which we believe is the most cost-effective way to quickly and effectively introduce our products and communicate information about our business to the global marketplace. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our business-building independent associates with an avenue to supplement their income and develop financial freedom by building their own business centered on our business philosophies and unique products. In 2016, we formed our China subsidiary, Meitai Daily Necessities & Health Products Co., Ltd. (“Meitai”). Unlike Mannatech’s business operations in other markets, Meitai operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products manufactured overseas via Meitai's website. Meitai is currently not a direct selling company in China nor will it operate under a multi-level marketing model in China. Products purchased on Meitai's website are for personal use and not for resale.

Our common stock is currently trading on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MTEX”. Information for each of our two most recent fiscal years, with respect to our net sales, results of operations, and identifiable assets is set forth in the Consolidated Financial Statements of this report.

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

Business Segment, Products and Product Development

Business Segment.  The Company's primary operating and sole reporting segment is one where we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through network marketing distribution channels operating in twenty-five countries. Mannatech’s subsidiary in China, Meitai, operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products directly from Meitai via the internet. For more information with respect to the financial results and conditions of this business segment, including financial information about geographic areas, see Note 16 to our Consolidated Financial Statements, Segment Information.

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

•
In 2016, Mannatech rebranded the company, including all new packaging and labels, introduced a line of Essential Oils, along with an innovative, natural fat-loss system, TruHealthTM. Comprised in the system is the TruPLENISHTM Nutritional Shake, TruPURETM Cleanse Slimsticks and TruSHAPETM Fat-Loss Capsules.

Mannatech offers products, which include glyconutrients, a unique category of nutrients sourced from plants and designed to provide a variety of health benefits. We focus on producing products that are from natural sources, as well as other scientifically based efficacious sources.

Integrative Health, which offers a variety of nutritional supplements that aid in optimizing overall health and wellness. This category includes a variety of daily nutritional supplements, health solutions for children, and additional nutrients designed to help keep specific body systems at optimal levels.

Targeted Health, which gives bodies an extra edge with products designed to target specific areas and provide additional nutrients that help support body system health.

Weight and Fitness, which offers products designed to curb appetite and burn fat, build lean muscle tissue, and support recovery from overexertion.

Skin Care, which offers several products formulated with more than 30 botanical ingredients that are designed to give the skin a more natural, youthful appearance by moisturizing, hydrating and reducing the appearance of fine lines and wrinkles. In addition, we added our Û th™ skin rejuvenation crème to our skin care and anti-aging line.

Home Living, a category of products designed to make homes a peaceful haven which supplement wellness.

The following table summarizes our products by category:

Product Category	Representative Products
Integrative Health	Ambrotose® complex, Ambrotose AO®, Advanced Ambrotose®, Catalyst™, Cognitate™. Manapol® Powder, MannaBears ™, Nutriverus™, Optimal Support Packets, PhytoBurst™ Nutritional Chews, PhytoMatrix®, PLUS™.
Targeted Health	BounceBack®, CardioBALANCE®, GI Pro Balance™ Slimstick, GI-Zyme®, ImmunoSTART®, Manna-C ™, MannaBOOM™ Slimsticks, MannaCLEANSE™, Omega-3 with Vitamin D3 and PhytAloe®.
Weight and Fitness	AmbroStart®, OsoLean™, SPORT™, TruHealth Fat Loss System, including: TruPLENISH, TruPURE, TruSHAPE, TruCoffee Americano.
Skin Care	Emprizone ®, FIRM with Ambrotose ®, Û th™ Facial Cleanser, Û th™ Skin Rejuvenation Crème, Û th™ Moisturizer, FreshDen™, Gel Mask, and Organt.
Home Living	Serenity Home Diffuser, Essential Oils: Eucalyptus, Fractionated Coconut and Aloe, Frankincense, Lavender, Lemon, No. 1 Protective Blend, Orange, Peppermint, and Sweet Almond and Aloe.

A significant portion of our revenue is derived from five products: NutriVerus™, PLUS™, TruHealth, and our core Ambrotose ® complex products, which include the Ambrotose ® products and Advanced Ambrotose® products. Revenue from these products were as follows for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	2016		2015
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose ®	$55,863	31.0%	$59,026	32.7%
Ambrotose ®	10,196	5.6%	9,686	5.4%
NutriVerus ™	7,724	4.3%	8,541	4.7%
PLUS ™	7,935	4.4%	8,239	4.6%
TruHealth	9,220	5.1%	—	—%
Total	$90,938	50.4%	$85,492	47.4%

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

We procure certain of our products from single vendors who control certain of the product formulations, ingredients, or other intellectual property rights associated with such products. Certain of our supply agreements contain exclusivity clauses for the supply of certain raw materials and products, some of which are conditioned upon compliance with minimum purchase requirements. In the event we become unable to source any products or ingredients from our suppliers, we believe that we would be able to replace those products with alternate suppliers.

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

Direct Selling/Network Marketing Channel

Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. Direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World

Federation of Direct Selling Association, in 2015 approximately 103 million global direct sellers collectively generated annual retail sales of $183.7 billion.

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

Research and development costs – relating to new product development, enhancement of existing products, clinical studies and trials, FDA compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees – were approximately $1.4 million for the year ended December 31, 2016 and $1.7 million for the year ended December 31, 2015.

3.
Quality Assurance Program. Mannatech uses only qualified manufacturing contractors to produce, test, and package our finished products. These contractors must be compliant and current with required certifications and they must strictly adhere to our own quality standards for all markets. Certifications and guidelines that our contract manufacturers are required to carry and/or follow include:

•	the FDA’s current Good Manufacturing Practices for manufacturing, packaging, labeling, and holding of dietary supplements;

•	the FDA’s Good Manufacturing Practices for human food;

•	the requirements of the Natural Health Products Directorate of Canada;

•	the Korean Food and Drug Administration;

•	certification by the Therapeutic Goods Administration of Australia, when necessary;

•	the European Union’s Food Supplement Directive and Nutrition and Health Claims Regulations, as well as individual member state legislation;

•	the Taiwan Food and Drug Administration;

•	the Japan Ministry of Health Labor and Welfare;

•	the Singapore Health Sciences Authority;

•	the South African Department of Health and Medicines Control Council;

•	the Hong Kong Food and Environmental Hygiene Department and Department of Health Drug Office; and

•	the China Food and Drug Administration.
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

•	all of Mannatech's dietary supplements have been confirmed to be gluten-free.

4.
Global Scientific Advisory Board. A charter for an advisory board has been established and the board is filled by a combination of independent scientists and doctors from multiple disciplines, along with two members of Mannatech staff. Members of the Global Scientific Advisory Board (GSAB) review each new and reformulated product to ensure ingredients and products are up to Mannatech’s high standards and are in line with the latest, viable research. GSAB may also make ingredient and product suggestions for new products.

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

•
providing comprehensive corporate websites (www.mannatech.com, www.allaboutmannatech.com, www.mannatechscience.org, www.library.mannatech.com, www.events.mannatech.com, www.mannafest.com and www.mannatechlive.com) that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools;

•
maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and downline organization reporting for our independent associates at minimal costs;

•	offering, in the United States and Canada, an effective compilation of online marketing and training tools;

•	offering updated training/orientation and compliance programs for our independent associates;

•	providing strategically based distribution fulfillment centers to ensure products are shipped on time and at minimal cost; and

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

8.
Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. At December 31, 2016, our Board of Directors is composed of seven directors, including five independent directors. We believe our board  members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

Business Strategy

Our long-term goal is to be one of the world’s leading network marketing companies founded on the best science-based proprietary products by incorporating a powerful global independent network distribution model into our charitable giving program. To achieve our goal, we believe we must focus on the following business priorities:

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

•
Provide Outstanding Product Value and Results to Customers. We work to ensure that all associates and their customers have a great experience with each of our product. Products that deliver tangible results, are supported by science, and are backed by a powerful satisfaction guarantee.

Intellectual Property

Trademarks.  We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2016, we had 30 registered trademarks in the United States and six trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2016, we had 429 registered trademarks in 38 countries and 53 trademark applications pending in 10 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.

Patents.  The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2016, we had 56 patents for technology related to our Ambrotose ® formulation, five of which are in the United States and the remainder of which are in 36 foreign jurisdictions.  Overall, as of December 31, 2016, 128 patents have been assigned, issued, granted or validated to Mannatech in major global markets for the technology relating to our
Ambrotose ®, Ambrotose AO ®, GI-ProBalance™, PhytoMatrix ®, NutriVerus™, and PhytoBurst ® product formulations, as well as in the field of biomarker assays. Currently, we have 39 patent applications pending in various jurisdictions relating to the technology supporting the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.

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

Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of new innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 222,000 active independent associate and member positions held by individuals purchasing our products or packs during the 12 months ended December 31, 2016, and we had approximately 219,000 active independent associate and member positions held by individuals purchasing our products or packs during the 12 months ended December 31, 2015. We have a loyalty program through which consumers earn loyalty points from qualified automatic orders, which can be applied to future purchases.

Independent Associate Development. Network marketing consists of enrolling individuals who build a network of independent associates, members, and retail customers who purchase products. We support our independent associates by providing an array of support services that can be tailored to meet individual needs, including:

•	offering educational meetings and corporate-sponsored events that emphasize business-building and compliance related information;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;

•	providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;

•	maintaining an efficient decentralized ordering and distribution system;

•	providing highly personalized and responsive order processing and customer service support accessible by multiple communication channels including telephone, Internet, or e-mail;

•	offering 24-hour, seven days a week access to information and ordering through the Internet;

•	offering Success Tracker™, a customized business-building genealogy system, which contains graphs, maps, alerts, reports, and web video conferencing for our independent associates;

•	offering, in the United States and Canada, a compilation of online marketing and training tools, including MannaPages; and

•	providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment.
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

Our global associate career and compensation plan consists of ten independent associate achievement levels; from lowest to highest, these include regional, national, senior national, executive, senior executive, presidential, bronze, silver, gold, and platinum. These achievement levels are determined by the growth and volume of the independent associates’ direct and indirect commissionable net sales, as well as expanding their networks, which are all assigned a point volume. Promotional materials and training aids are not assigned a point volume. This point volume system, referred to as our global seamless downline structure, allows independent associates to build their network by expanding their existing downlines into all international markets except China. Our global associate career and compensation plan is intended to comply with all applicable governmental regulations that govern the various aspects of payments to independent associates in each country.

Based upon our knowledge of industry-related network marketing compensation plans, we believe our global associate career and compensation plan remains strong in the industry. Together, our commissions and incentives range approximately from 39% to 43% of our consolidated net sales.

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

To help manage our associates, our legal/compliance department continuously monitors independent associates’ websites for content. In addition, associates may use our anonymous compliance reporting system to report non-compliant websites to the compliance department, which then further investigates such websites. In an effort to decrease the number of independent websites owned by our independent associates and to preserve and protect our trademarks, we offer standardized personal web pages to our associates that help them with their sales efforts and provides consistent, standardized information, and education.

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

To complement our transaction database, we developed a comprehensive management tool called Success Tracker ™ that is used both internally and by our independent associates to manage and optimize their business organizations. With this tool, independent associates have constant access to graphs, maps, alerts, and reports on the status of their individual organizations, which helps to optimize their earnings.

We also maintain a written business continuity plan, which was developed using the guidelines published by the National Institute of Standards of Technology to minimize the risk of data loss due to any interruption in business. Our business continuity plan encompasses all critical aspects of our business and identifies contacts and resources. Additionally, we perform daily backup procedures and proactively monitor various software, hardware, and network infrastructure systems. We also perform routine maintenance procedures and periodically upgrade our software and hardware to help ensure that our systems work efficiently and effectively and to minimize the risk of business interruption. Although we maintain an extensive business continuity plan, a long-term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business. Please see “Risk Factors - If our information technology system fails, our operations could suffer.”

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

International Regulations. We are also subject to extensive regulations in each country in which we operate. Currently we sell our products in three regions: (i) the Americas (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom);  and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China). Some of the country-specific regulations include the following:

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

•
the Regulation of Act 1700 of 2013, Article 2.2.50 on December 27, 2013 governs the Activities of Network Marketing or Multilevel Marketing companies through monitoring compensation plans, contract conditions and enacting preventive suspension, in Colombia; and

•
the Regulation on the Prohibition of Pyramid Selling, the Regulation on Administration of Direct Sales, the Law on Protection of Consumer Rights, the Food Safety Law, and the Anti-Unfair Competition Law in China.

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

In China, multi-level marketing is prohibited by the Regulation on the Prohibition of Pyramid Selling. While selling products via a direct sales channel is permitted, persons or entities conducting direct selling activities must have a direct selling license per the Regulation on the Administration of Direct Sales. In addition, under the Food Safety Law, most of our dietary supplements are not allowed to be sold in physical stores unless registered with the China Food Safety Administration. However, those products are allowed to be sold under a retail cross-border e-commerce model. Lastly, overall operations and trade practices are governed by the Consumer Protection Law and the Anti-Unfair Competition Law.

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
The availability of independent associates decreases when other network marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our unique patented, proprietary blend of high-quality products;

•	our 23 year track record in the business of selling nutritional products;

•	our model which does not require our independent associates to carry inventory or accounts receivable;

•	our unique and financially rewarding global associate career and compensation plan;

•	our innovative marketing and educational tools; and

•	our easy and convenient delivery system.

Employees

At December 31, 2016 and 2015, we employed 290 and 287 people, respectively, as set forth below:

	2016	2015
Americas	185	181
Asia/Pacific	80	77
EMEA	25	29
Total	290	287

	2016	2015
Full-time employees	281	282
Part-time employees	9	5
Total	290	287

These numbers do not include our independent associates, who are independent contractors and are not employees.

Item 1A.	Risk Factors

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

As of December 31, 2016, we had approximately 222,000 active independent associates and member positions held by individuals who purchased our products within the last 12 months, of which 137 occupied the highest associate levels under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

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

We are planning to modify our associate compensation plan during 2017. Because of the size of our associate force and the complexity of our compensation plans, it is difficult to predict how independent associates will view such changes and whether such changes will negatively impact our revenue and profitability.

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

We depend on the continued services of our executive officers and senior management team as they work closely with independent associate leaders and are responsible for our day-to-day operations. Our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. Although we have entered into employment agreements with certain members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure that our senior managers will remain with us. The loss or limitation of the services of any of our executive officers or members of our senior management team, including our regional and country managers, or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, results of operations, or independent associate relations.

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

In several of our markets, new regulations have been adopted, or are likely to be adopted, in the near-term that will impose new requirements, make changes in some classifications of supplements under the regulations, or limit the claims we can make. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. In Europe, for example, we are unable to market supplements that contain ingredients that have not been previously marketed in Europe without going through an extensive registration and approval process. Europe is also expected to adopt additional regulations in the future to set new limits on acceptable levels of nutrients. South Africa has also implemented new “complementary medicine” legislation, which requires a significant dossier in order to register current and new products. Mannatech is working toward complying with the new legislation and is in contact with the Direct Selling Association in South Africa. In August 2016, the FDA published its revised draft guidance on Dietary Supplements: New Dietary Ingredient Notifications and Related Issues. If a company sells a dietary supplement containing an ingredient that FDA considers either not a dietary ingredient or a new dietary ingredient (“NDI”) that needs an NDI notification, the agency may threaten or initiate enforcement against the Company. For example, it might send a warning letter that can trigger consumer lawsuits, demand a product recall, or even work with the Department of Justice to bring a criminal action. Our operations could be harmed if new guidance or regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable regulatory requirements, if the cost of complying with regulatory requirements increases materially, or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

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

We have filed patent applications for the technology relating to our Ambrotose ®, Ambrotose AO ®, PhytoMatrix ® , NutriVerus™, PhytoBurst®, and GI-ProBalance ®™ products in the United States and certain foreign countries. As of December 31, 2016, we had received 56 patents for the technology relating to Ambrotose ® complex, five of which were issued in the United States and the remainder of which were issued, granted, and validated in 36 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our products may not issue or that the patent protection granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

Although there are several patents expiring in late 2017 related to the Ambrotose ® technology, Mannatech continues to actively explore additional patent protection of its technology and pursue expanded patent protection strategies.  Mannatech has a number of pending patent applications for additional protection of Ambrotose ®-related technology.  Four of these patents have already issued, and the remaining patent applications are at various stages of processing, depending on the timeline of each market’s patent offices.

Most of our patents for the Ambrotose AO ®, GI-ProBalance ®™, PhytoMatrix ®, NutriVerus™, PhytoBlend and rapid saccharide and serum formulations do not expire for another eight or more years.

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

We believe we have dependable suppliers for all of our ingredients and we have identified alternative sources for all of our ingredients, except Arabinogalactan. Due to the unique nature of Arabinogalactan, an important component used in the formulation of our Ambrotose ® complex, we are unable to identify an alternative supplier at this time. If our suppliers are unable to perform, any delay in replacing or substituting such ingredients could affect our business.

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

A significant portion of our revenue is derived from five products: NutriVerus™, PLUS™, TruHealth, and our core Ambrotose ® complex products, which include the Ambrotose ® products and Advanced Ambrotose® products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	2016		2015
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose ®	$55,863	31.0%	$59,026	32.7%
Ambrotose ®	10,196	5.6%	9,686	5.4%
NutriVerus ™	7,724	4.3%	8,541	4.7%
PLUS ™	7,935	4.4%	8,239	4.6%
TruHealth	9,220	5.1%	—	—%
Total	$90,938	50.4%	$85,492	47.4%

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

We currently sell our products in the international markets of Canada, Mexico, Colombia, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, Netherlands, Norway, South Africa, Spain, Sweden,  the United Kingdom, Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China. We operate in China on a non-direct selling business model instead of our traditional network marketing model. In China, multi-level marketing is prohibited by the Prohibition of Pyramid Selling and direct selling without a license is prohibited by the Regulation on the Administration of Direct Sales. Our international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If we do not adequately address such issues, our international markets may not meet growth expectations. Our international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

•	inflation;

•	the renegotiation or modification of various agreements;

•	increases in custom duties and tariffs;

•	changes and limits in export controls;

•	government regulations and laws;

•	trademark availability and registration issues;

•	changes in exchange rates;

•	changes in taxation;

•	wars and other hostilities;

•	changes in the perception of network marketing; and

•	risk of our independent associates offering business opportunities in China.

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

These systems and operations are vulnerable to damage and interruption from fires, earthquakes, telecommunications failures, and other events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Although we maintain an extensive security system and business continuity program that was developed under the guidelines published by the National Institute of Standards of Technology, a long-term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business.

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

As a multinational corporation, in many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by the local entities, and that we are taxed appropriately on such transactions. Regulators closely monitor our corporate structure, intercompany transactions, and how we effectuate intercompany fund transfers. If regulators challenge our corporate structure, transfer pricing methodologies or intercompany transfers, our operations may be harmed and our effective tax rate may increase. Scrutiny has increased with the advent of the OECD Base Erosion and Profit Shifting project.

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

For the year ended December 31, 2016, we recognized 70.5% of net sales in markets outside of the United States and 61.1% in markets outside of North America. For the year ended December 31, 2015, we recognized 68.2% of net sales in markets outside of the United States and 59.3% in markets outside of North America. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, while our 2016 net sales grew 0.9% on a Constant dollar basis (see Item 7, Non-GAAP Financial Measures), unfavorable foreign exchange caused a $1.7 million decline in GAAP net sales as compared to 2015.  In other words, sales would have been $1.7 million higher, except for the unfavorable impact of foreign exchange. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

28.	Our stock price is volatile and may fluctuate significantly.

The price of our common stock is subject to sudden and material increases and decreases. Decreases could adversely affect investments in our common stock. The price of our common stock and the price at which we could sell securities in the future could significantly fluctuate in response to:

•	broad market fluctuations and general economic conditions;

•	fluctuations in our financial results;

•	future securities offerings;

•	changes in the market’s perception of our products or our business, including false or negative publicity;

•	governmental regulatory actions;

•	the outcome of any lawsuits;

•	financial and business announcements made by us or our competitors;

•	the demand and daily trading volume of our shares;

•	the general condition of the industry; and

•	the sale of large amounts of stock by insiders.

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

As of December 31, 2016, our directors and executive officers collectively with their families and affiliates, beneficially owned approximately 17.1% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

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

33.
We rely upon our existing cash balances and cash flow from operations to fund our business and meet our contractual obligations. In the event that we do not generate adequate cash flow from operations, we will need to raise money through a debt or equity financing, if available, or curtail operations.

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs and some of these costs are fixed contractual obligations. As of December 31, 2016 and 2015, cash and cash equivalents held in bank accounts in foreign countries totaled $27.5 million and $31.3 million, respectively.

We maintain supply agreements with our suppliers and manufacturers.  Certain of our supply agreements contain exclusivity clauses for the supply of certain raw materials and products, some of which are conditioned upon compliance with minimum purchase requirements.  One of our supply agreements, under which the supplier provides us with certain aloe vera-based products, requires us to purchase products in an aggregate amount of $19.0 million through 2020.  Failure to satisfy minimum purchase requirements could result in the loss of exclusivity, which could adversely affect our business.

If we are unsuccessful in generating positive cash flow from operations, we could exhaust our available cash resources and be required to secure additional funding through a debt or equity financing, transfer cash in a manner that could be taxed, significantly scale back our operations, and/or discontinue many of our activities, which could negatively affect our business and prospects. Additional funding may not be available or may only be available on unfavorable terms.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size	Expiration date

Coppell, Texas (corporate headquarters)	110,000 sq. feet	March 2018
Coppell, Texas (distribution center)	75,000 sq. feet(1)	March 2018
St. Leonards, Australia (Australian headquarters)	850 sq. meters(2)	December 2018
Milton Park, Oxfordshire (U.K. headquarters)	3,240 sq. feet	August 2017
Shibuya-ku, Tokyo, Japan (Japanese headquarters)	150 Tsubos(3)	September 2019
Chuo-ku, Osaka, Japan (Japanese training center)	73 Tsubos(4)	August 2020
Gangnam-gu, Seoul, Korea (Republic of Korea headquarters)	718 Pyong(5)	June 2018
Seo-gu, Daejun, Korea (Regional center)	113 Pyong(6)	June 2017
Haewoondae-gu, Busan, Korea (Pusan training center)	191 Pyong(7)	March 2017
Incheon, South Korea (Incheon training center)	218 Pyong(8)	April 2017
Seoul, South Korea (office)	99 Pyong(9)	June 2018
Taipei, Taiwan (Taiwan headquarters)	172 Pings(10)	February 2020
Kaohsiung, Taiwan (Taiwan training center)	102 Pings(11)	June 2020
Zug, Switzerland (Switzerland headquarters)	680 sq. meters(12)	— (19)
Tsim Sha Tsui, Kowloon, Hong Kong (office)	4,334 sq. feet	June 2019
Hengqin, Zhuhai, China (office)	677 sq. feet	November 2017
Tianhe, Guangzhou, China (office)	355 sq. feet	July 2017
Richmond, BC (Canada training center)	1,963 sq. feet	September 2017
Markham, ON (office)	1,714 sq. feet	September 2019
Bedfordview, South Africa (office)	383 sq. meters(13)	— (20)
Guadalajara, Mexico (Mexico headquarters)	389 sq. meters(14)	March 2017
Mexico City, Mexico (customer service center)	123 sq. meters(15)	September 2017
Monterrey, Mexico (office)	149.16 sq. meters(16)	June 2017
Tuxtla, Mexico (office)	23.76 sq. meters(17)	October 2017
Colima, Mexico (office)	68 sq. meters(18)	March 2017
Singapore (meeting center)	1,098 sq. feet	September 2018
Bogota, Columbia (office)	700 sq. feet	— (19)

(1) The Company subleases a majority of this space to Integrated Distribution and Logistics Direct, LLC, which provides warehousing and distribution services.
(2) Approximately 9,150 square feet & subleases 2,153 sq. ft. to Morrison Design Partnership.
(3) Approximately 5,338 square feet.
(4) Approximately 2,598 square feet.
(5) Approximately 25,549 square feet.
(6) Approximately 4,021 square feet.
(7) Approximately 6,796 square feet.
(8) Approximately 7,757 square feet.
(9) Approximately 3,523 square feet.

(10) Approximately 6,119 square feet.
(11) Approximately 3,629 square feet.
(12) Approximately 7,320 square feet.
(13) Approximately 4,123 square feet.
(14) Approximately 4,187 square feet.
(15) Approximately 1,324 square feet.
(16) Approximately 1,606 square feet.
(17) Approximately 256 square feet.
(18) Approximately 732 square feet.
(19) Renewable annually.
(20) Renewable monthly.

To maximize our operating strategy and minimize costs, we contract with third-party distribution and fulfillment facilities in our three regions: (i) the Americas, (ii) EMEA and (iii) Asia/Pacific. By entering into these third-party distribution facility agreements, our offices maintain flexible operating capacity, minimize shipping costs, and are able to process an order within 24-hours after order placement and receipt of payment.

Item 3.	Legal Proceedings

See Note 13 to our Consolidated Financial Statement, Litigation, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock . On February 12, 1999, we completed our initial public offering. Our common stock is currently trading on Nasdaq under the symbol “MTEX.” As of February 28, 2017, we had an aggregate of 2,700,858 shares of our common stock outstanding and the closing price on such date was $18.80. Below are the high and low closing prices of our common stock as reported on the Nasdaq for each quarter of the fiscal years ended December 31, 2016 and 2015:

2016:	Low	High
First Quarter	$16.85	$24.33
Second Quarter	$18.58	$22.88
Third Quarter	$16.64	$20.59
Fourth Quarter	$16.25	$21.85

2015:	Low	High
First Quarter	$17.12	$28.49
Second Quarter	$18.00	$21.04
Third Quarter	$16.91	$21.00
Fourth Quarter	$18.55	$28.06

Holders. As of February 28, 2017, there were 1,498 shareholders of record.

Dividend. During the year ended December 31, 2016, the Company declared and paid dividends on its outstanding common stock amounting to an aggregate of $0.7 million. No dividends were paid in 2015.

Recent Sales of Unregistered Securities. None.

Uses of Proceeds from Registered Securities. None.

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

During the three-month period ended December 31, 2016, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
October 1, 2016 - October 31, 2016	—	$—	—	$19,841
November 1, 2016 - November 30, 2016	2,828	$16.72	2,828	19,794
December 1, 2016 - December 31, 2016	3,860	$17.07	3,860	19,729
Total	6,688		6,688
(a)We have an ongoing authorization, originally approved by our Board of Directors on August 28, 2006, and subsequently reactivated by our Board of Directors in August of 2016, to repurchase up to $0.5 million (of the original $20.0 million authorization) in shares of our common stock in the open market.
(b)Remaining value of the original $20.0 million approved on August 28, 2006 (the “August 2006 Plan”).

Item 6.	Selected Financial Data

Not applicable for a Smaller Reporting Company

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the two years ended December 31, 2016 and 2015. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements and related notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

COMPANY OVERVIEW

Since November 1993, we have continued to develop innovative, high quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management and fat loss products that are sold through a global network marketing system. We operate in three regions: (i) the Americas (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China).

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 222,000 active independent associates and member positions held by individuals that had purchased our products and/or packs during the last 12 months, who we refer to as current independent associates and members. New pack sales and positions in our network are leading indicators for the long-term success of our business. New associate or member positions are created in our network when our packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 25 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of current independent associates and members that occupy sales or purchasing positions in our network; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure. During the fourth quarter of 2016, we commenced a non-direct selling business in China. Our subsidiary in China, Meitai, is operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China until it acquires a direct selling license in China.

Current Economic Conditions and Recent Developments

Overall net sales remained the same at $180.3 million for both 2016 and 2015. Our operations outside of North America accounted for approximately 61.1% and 59.3% of our consolidated net sales for 2016 and 2015, respectively.

The net sales comparisons were affected by the launch of new products and promotions in all of our operating markets and the loyalty program during 2016. These items affected net sales comparability as follows:

•	Sales from new products and promotions for 2016 were $11.1 million as compared to the same period in 2015.

•
In connection with our loyalty program, we recognize the dollar equivalent in revenue of loyalty points as the points are applied or forfeited. During 2016 we recognized $22.4 million in revenue and deferred $21.4 million in revenue, resulting in a net recognition of revenue of $1.0 million. During 2015, we recognized $23.8 million in revenue and deferred $22.2 million in revenue, resulting in a net recognition of revenue of $1.6 million. During 2016, $0.6 million less in revenue was recognized in connection with our loyalty program as compared to 2015.

Excluding the effects on net sales of the items listed above, net sales for 2016 would have decreased by $10.5 million as compared to 2015. During 2016, fluctuations in foreign currency exchange rates had an overall $1.7 million unfavorable impact on our net sales.

RESULTS OF OPERATIONS

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2016 and 2015 (in thousands, except percentages).

	2016		2015		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$180,304	100.0%	$180,267	100.0%	$37	—%
Cost of sales	36,564	20.3%	34,102	18.9%	2,462	7.2%
Gross profit	143,740	79.7%	146,165	81.1%	(2,425)	(1.7)%

Operating expenses:
Commissions and incentives	74,215	41.2%	72,956	40.5%	1,259	1.7%
Selling and administrative expenses	37,180	20.6%	34,458	19.1%	2,722	7.9%
Depreciation and amortization	1,898	1.0%	1,793	1.0%	105	5.9%
Other operating costs	29,749	16.5%	24,814	13.8%	4,935	19.9%
Total operating expenses	143,042	79.3%	134,021	74.3%	9,021	6.7%
Income from operations	698	0.4%	12,144	6.7%	(11,446)	(94.3)%
Interest income	174	0.1%	210	0.1%	(36)	(17.1)%
Other expense, net	(1,827)	(1.0)%	(4,155)	(2.3)%	2,328	(56.0)%
Income (Loss) before income taxes	(955)	(0.5)%	8,199	4.5%	(9,154)	(111.6)%
Income tax benefit (provision)	369	0.2%	(2,360)	(1.3)%	2,729	(115.6)%
Net income (loss)	$(586)	(0.3)%	$5,839	3.2%	$(6,425)	(110.0)%

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

	2016		2015	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	180.3	182.0	$180.3	1.7	0.9%
Product	148.6	149.9	143.1	6.8	4.8%
Pack	26.7	27.1	31.7	(4.6)	(14.5)%
Other	5.0	5.1	5.5	(0.4)	(7.3)%
Gross profit	143.7	144.8	146.2	(1.4)	(1.0)%
Income from operations	0.7	0.6	12.1	(11.5)	(95.0)%

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the years ended December 31, 2016 and 2015 were as follows (in millions, except percentages):

	2016		2015
Americas	$70.2	38.9%	$73.3	40.7%
Asia/Pacific	96.2	53.4%	91.4	50.7%
EMEA	13.9	7.7%	15.6	8.6%
Total	$180.3	100.0%	$180.3	100.0%

Net Sales

For the year ended December 31, 2016, our operations outside of North America accounted for approximately 61.1% of our consolidated net sales, whereas in the same period in 2015, our operations outside of North America accounted for approximately 59.3% of our consolidated net sales.

Consolidated net sales remained the same at $180.3 million for the years ended December 31, 2016 and December 31, 2015. Sales for the Americas decreased by $3.1 million, or 4.2%, to $70.2 million as compared to $73.3 million for the same period in 2015. Asia/Pacific sales increased by $4.8 million, or 5.3%, to $96.2 million as compared to $91.4 million for the same period in 2015. EMEA sales decreased by $1.7 million, or 10.9%, to $13.9 million as compared to $15.6 million for the same period in 2015.

During 2016, fluctuations in foreign currency exchange rates had an overall unfavorable impact on our net sales. In Constant Dollars net sales for the year ending December 31, 2016 grew by $1.7 million, compared to 2015. The net sales impact is calculated as the difference between (1) the current period’s net sales in USD and (2) the current period’s net sales in local currencies converted to USD by applying average exchange rates for the year ended December 31, 2015.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of independent associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

			Change
	2016	2015	Dollar	Percentage
Consolidated product sales	$148.6	$143.1	$5.5	3.8%
Consolidated pack sales	26.7	31.7	(5.0)	(15.8)%
Consolidated other, including freight	5.0	5.5	(0.5)	(9.1)%
Total consolidated net sales	$180.3	$180.3	$—	—%

Product Sales

Our product sales are made to independent associates at published wholesale prices. We also sell our products to members at discounted published retail prices. Product sales for the year ended December 31, 2016 increased by $5.5 million, or 3.8%, to $148.6 million, as compared to $143.1 million for the same period in 2015. The increase in product sales was primarily due to an increase in average order size. The average order value in 2016 was $166, as compared to $155 for the same period in 2015. The number of orders processed during the year ended December 31, 2016 decreased by 3.4% as compared to the same period in 2015.

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

The dollar amount of pack sales associated with new and continuing independent associate positions held by individuals in our network was as follows, for the years ended December 31 ( in millions, except percentages):

			Change
	2016	2015	Dollar	Percentage
New	$11.8	$8.7	$3.1	35.6%
Continuing	14.9	23.0	(8.1)	(35.2)%
Total	$26.7	$31.7	$(5.0)	(15.8)%

Total pack sales for the year ended December 31, 2016 decreased by $5.0 million, or 15.8%, to $26.7 million , as compared to $31.7 million for the same period in 2015 as the number of packs sold decreased by 7.2%. Average pack value for the year ended December 31, 2016 was $213, as compared to $235 for the same period in 2015.

The approximate number of active new and continuing independent associate positions and member positions held by individuals in our network associated with the purchase of our packs or products during the twelve months ended December 31 was as follows:

	2016		2015
New	103,000	46.4%	96,000	43.8%
Continuing	119,000	53.6%	123,000	56.2%
Total	222,000	100.0%	219,000	100.0%

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

During 2016 and 2015, we took the following actions to help increase the number of independent associates and members:

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
Other Sales

Other sales consisted of: (i) freight revenue charged to our independent associates and members; (ii) sales of promotional materials; (iii) monthly fees collected for the Success Tracker™ customized electronic business-building and educational materials, databases and applications; (iv) training and event registration fees; and (v) a reserve for estimated sales refunds and returns. Promotional materials, training, database applications and business management tools support our independent associates, which in turn helps stimulate product sales.

For the year ended December 31, 2016, other sales decreased by $0.5 million, or 9.1%, to $5.0 million, as compared to $5.5 million for the same period in 2015. The decrease was primarily due to a decrease in freight revenues partially offset by an increase in event fees.

Gross Profit

For the year ended December 31, 2016, gross profit decreased by $2.4 million, or 1.7%, to $143.7 million, as compared to $146.2 million for the same period in 2015. The decline in gross profit percentage was primarily due to promotional discounting, increases in transportation costs, and negative effects of foreign exchange. Gross profit as a percentage of net sales was 79.7% and 81.1% for 2016 and 2015, respectively.

Commission and Incentives

Commission expenses increased for the year ended December 31, 2016, by 0.4%, or $0.3 million to $70.5 million, as compared to $70.2 million for the same period in 2015. Commissions as a percentage of net sales were 39.1% for the year ending December 31, 2016 and 39.0% for the same period in the prior year.

Incentive costs increased for the year ended December 31, 2016 by 37%, or $1 million, to $3.7 million, as compared to $2.7 million for the same period in 2015. The costs of incentives, as a percentage of net sales increased to 2.1% for the year ended December 31, 2016, as compared to 1.5% for the same period in 2015. These increases are attributed to the United States and South Korea, where more associates qualified for incentives.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs to introduce our new brand, and the costs related to hosting our corporate-sponsored events.

For the year ended December 31, 2016, overall selling and administrative expenses increased by $2.7 million, or 7.9%, to $37.2 million, as compared to $34.5 million for the same period in 2015. The increase in selling and administrative expenses consisted primarily of a $0.5 million increase in warehouse costs, a $0.5 million increase in contract labor costs, a $0.4 million increase in marketing costs, and a $1.2 million increase in payroll related costs as some non-recurring reductions in payroll costs were offset by the cost of additional employees.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the year ended December 31, 2016, other operating costs increased by $4.9 million, or 19.9%, to $29.7 million, as compared to $24.8 million for the same period in 2015. For the year ended December 31, 2016, other operating costs, as a percentage of net sales, were 16.5%, as compared to 13.8% for the same period in 2015. The increase in other operating costs was primarily due to a $2.5 million increase in legal and consulting fees as we continue to explore expansion in new markets, transform our supply chain and defend our patents, a $1.2 million increase in travel and entertainment costs attributed to events for our independent associates, travel to Columbia for market launch support, and travel to China for the new market launch that occurred in the fourth quarter, a $1.0 million increase in miscellaneous administrative costs such as research and development, accounting fees and bad debt, and a $0.4 million abandonment charge of internally developed back office software, partially offset by a $0.2 million decrease in office expenses.

Depreciation and Amortization Expense

For the year ended December 31, 2016, depreciation and amortization expense was $1.9 million, as compared to $1.8 million for the same period in 2015.

Other Expense, net

For the year ending December 31, 2016 and 2015, other income (expense), net was ($1.7) million and ($3.9) million, respectively. During 2016, the other income (expense) included $0.2 million of interest income and ($1.8) million of foreign exchange loss. During 2015, the other income (expense) included $0.2 million of interest income and ($4.2) million of foreign exchange loss.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2016	2015
Australia	30.0%	30.0%
Canada	26.5%	26.5%
Denmark	22.0%	23.5%
Japan	35.4%	37.1%
Mexico	30.0%	30.0%
Norway	25.0%	27.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	20.0%	20.0%
United States	35.0%	35.0%
Cyprus	12.5%	12.5%
Hong Kong	16.5%	16.5%
Ukraine(1)	18.0%	18.0%
Gibraltar	10.0%	10.0%
Colombia	34.0%	34.0%
China(2)	25.0%	—%
Russia(3)	20.0%	—%
(1)On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity, Mannatech Ukraine LLC.
(2)On February 24, 2016, the Company established a legal entity in China called Meitai Daily Necessity & Health Products Co., Ltd.
(3)On August 1, 2016, the Company established a legal entity in Russia called Mannatech RUS Ltd., but currently does not operate in Russia

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

As of December 31, 2016 and 2015, we maintained or decreased our valuation allowance for deferred tax assets in the following table (in millions), as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in Topic 740, cannot be met. The U.S. valuation allowance increased due to the carryover of foreign tax credits that we do not anticipate to utilize in future years.

Country	2016	2015
Colombia	$0.3	$—
Mexico	2.4	2.5
Sweden	0.1	0.1
Switzerland	0.1	1.0
Taiwan	1.3	1.2
Ukraine	0.1	0.1
United States	4.1	4.0
Other Jurisdictions	0.1	0.1
Total	$8.5	$9.0

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries. For the years ended December 31, 2016 and 2015, our effective tax rate was 38.7% and 28.9%, respectively. For 2016, the Company had a tax benefit due to loss before income tax. Items decreasing the effective income tax rate included the favorable rate difference from foreign jurisdictions, return to provision adjustment, release of value allowances with respect to Switzerland and certain tax reserve items were removed due to expiration of applicable statute of limitations. Items increasing the effective income tax rate included foreign exchange losses and “Subpart F income” resulting from controlled foreign corporation operations. For 2015, the effective tax rate was less than what would have been expected if the federal statutory rate was applied to income before taxes. Items decreasing the effective income tax rate included the lower statutory tax rates in foreign jurisdictions compared to the U.S. and the mix of foreign income and U.S. income. In addition, the rate decreased for an overall reduction in the valuation allowances associated with certain deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of December 31, 2016, our cash and cash equivalents decreased by 10.3%, or $3.3 million, to $28.7 million from $32.0 million as of December 31, 2015. The Company is required to restrict cash for direct selling insurance premiums and credit card sales in the Republic of Korea. The current portion of restricted cash remained the same at $1.5 million at both December 31, 2016 and 2015. Fluctuations in currency rates produced an increase of $1.5 million in cash and cash equivalents in 2016 as compared to an increase of $1.4 million in 2015.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, periodic cash dividends and international expansion. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2016, our working capital decreased by $2.7 million, or 11.5%, to $20.8 million from $23.5 million at December 31, 2015. The decrease in working capital is primarily due to decreases in cash and deferred tax assets as well as increases in accounts payable, taxes payable, and commissions and incentives payable. This was partially offset by a decrease in accrued expenses and deferred revenue as well as increases in income tax receivable, inventories, and prepaid expenses. Deferred revenue decreased during 2016 due to the loyalty program (see Note 1 to our Consolidated Financial Statements, Organization and Summary of Significant Accounting Policies).

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

Provided by / (used in):	2016	2015
Operating activities	$—	$4.4
Investing activities	$(2.3)	$(2.0)
Financing activities	$(2.5)	$0.1

Operating Activities

Cash provided by operating activities decreased by $4.4 million for the year ended December 31, 2016 compared to the same period in 2015 as a result of increases in operating expenditures such as our new brand introduction, exploring expansion into new markets, support for new market launches, and inventory purchases.

Investing Activities

For the year ended December 31, 2016, our investing activities used cash of $2.3 million compared to cash used of $2.0 million for the same period of 2015. During the year ended December 31, 2016, we invested approximately $1.6 million in back-office software projects, approximately $0.6 million in leasehold improvements in various international offices and training centers, and approximately $0.1 in office furniture and equipment. During the year ended December 31, 2015, we invested $1.3 million in computer hardware and software and $0.7 million for leasehold improvements in various international offices and training centers.

Financing Activities

For the year ended December 31, 2016, we used $1.6 million in the repayment of capital lease obligations, $0.7 million in the payment of dividends to shareholders, and $0.3 million in the repurchase of common stock. For the year ended December 31, 2015, we used cash of $1.5 million to repay capital lease obligations and received $1.6 million in funding from a capital financing agreement which matures in December of 2018 related to our investment in computer hardware and software.

General Liquidity and Cash Flows

Short Term Liquidity

We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next 12 months. As our primary source of liquidity is our cash flows from operations, this will be dependent on our ability to maintain and/or continue to improve revenue as compared to our operational expenses. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all. As of December 31, 2016 and 2015, cash and cash equivalents held in bank accounts in foreign countries totaled $27.5 million and $31.3 million, respectively.

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

CONTRACTUAL OBLIGATIONS

 The following summarizes our future commitments and obligations associated with various agreements and contracts as of December 31, 2016, for the years ending December 31 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Capital lease obligations	$376	$206	$52	$12	$—	$—	$646
Purchase obligations (1)(2)	4,080	5,100	5,100	4,675	—	—	18,955
Operating leases	2,689	1,573	784	119	3	—	5,168
Note payable and other financing arrangements	836	579	—	—	—	—	1,415
Employment agreements	962	—	—	—	—	—	962
Royalty agreement	59	59	59	59	6	—	242
Tax liability (3)	576	—	—	—	—	157	733
Other obligations (4)	417	22	135	84	36	960	1,654
Total commitments and obligations	$9,995	$7,539	$6,130	$4,949	$45	$1,117	$29,775

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $8.9 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of December 31, 2016.
(3)Represents the tax liability associated with uncertain tax positions, see Note 8 to our Consolidated Financial Statements, Income Taxes to our consolidated financial statements.
(4)Other obligations are composed of pension obligations related to the Company's international operations (approximately $1.1 million) and lease restoration obligations (approximately $0.6 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2016:

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2016 and 2015, our inventory reserves were $0.4 million and $1.3 million, respectively.

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

On August 29, 2016, we received information indicating that a portion of the capitalized costs related to an item included in our computer hardware and software asset group would not be completed due to problems with the vendor in completing the code. We evaluated the project and determined a charge was required due to the abandonment of the project. For the year ending December 31, 2016 we recorded $0.4 million in operating expenses that represented work that was performed, but which no longer has any value to the Company or any possibility of affecting future cash inflows.

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of December 31, 2016, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life	Net carrying value at December 31, 2016
Office furniture and equipment	5 to 7 years	$0.4 million
Computer hardware and software	3 to 5 years	2.0 million
Automobiles	3 to 5 years	— million
Leasehold improvements(1)	2 to 10 years	1.2 million
Total net carrying value at December 31, 2016		$3.6 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment existed during the years ended December 31, 2016 and 2015.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of December 31, 2016, we recorded $0.2 million in other long-term liabilities and $0.6 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2016, we maintained a valuation allowance for deferred tax assets arising from our operations of $8.4 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of December 31, 2016, we had deferred tax assets, after valuation allowance, totaling $5.3 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution

Revenue Recognition and Deferred Commissions

Our revenue is derived from sales of individual products, sales of starter and renewal packs, and shipping fees. Substantially all of our product and pack sales are to associates at published wholesale prices and to members at discounted published retail prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience.

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of revenue. At December 31, 2016 and December 31, 2015, deferred revenue was $8.2 million and $8.7 million, respectively. During the third quarter of 2013, we started a loyalty program through which customers earn loyalty points from qualified automatic orders, which can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied or forfeited, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited. During the third quarter 2014, we modified the program to allow loyalty points to vest more quickly. The deferred revenue associated with the loyalty program at December 31, 2016 and December 31, 2015 was $7.0 million and $8.1 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.2 million and $3.4 million at December 31, 2016 and December 31, 2015, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited	(8,801)
Loyalty points used	(15,077)
Loyalty points vested	20,403
Loyalty points unvested	1,845
Loyalty deferred revenue as of December 31, 2015	$8,073

Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited	(6,963)
Loyalty points used	(15,451)
Loyalty points vested	20,085
Loyalty points unvested	1,289
Loyalty deferred revenue as of December 31, 2016	$7,033

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

We estimate a sales return reserve for expected sales refunds based on historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have averaged 1.5% or less of our gross sales. For the year ended December 31, 2016 our sales return reserve was composed of the following (in thousands):

December 31, 2016
Sales reserve as of January 1, 2016	$147
Provision related to sales made in current period	1,326
Adjustment related to sales made in prior periods	8
Actual returns or credits related to current period	(1,207)
Actual returns or credits related to prior periods	(145)
Sales reserve as of December 31, 2016	$129

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two or three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (the “calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2016, our assumptions and estimates used for the calculated fair value of stock options granted in 2016 were as follows:

2016 Grants	June	December
Estimated fair value per share of options granted:	$12.18	$7.78
Assumptions:
Dividend yield	—%	2.9%
Risk-free rate of return	1.1%	1.7%
Common stock price volatility	73.5%	67.4%
Expected average life of stock options (in years)	4.5	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods. As of December 31, 2016, using our current assumptions and estimates, we anticipate recognizing $0.4 million in gross compensation expense through 2019 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of December 31, 2016, we had 80,934 shares available for grant in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update “ASU” 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. An implementation team has gained an understanding of the standard’s revenue recognition model, is completing the review and documentation of our contracts, and is analyzing whether enhancements are needed to our business and accounting systems.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for share-based compensation. The area for simplification in ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities. The update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management is unable to estimate the impact of this update since the amount of excess benefits and deficiencies are dependent on our stock price at the time a stock award vests or is exercised.
See Note 2 to our Consolidated Financial Statements for further information on recent accounting pronouncements.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America/South America (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2016 were as follows:

	Year ended December 31, 2016			As of December 31, 2016
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.68691	0.78026	0.74400	0.72277
Canada (Canadian Dollar)	0.68483	0.79791	0.75527	0.74255
China (Renminbi)	0.14159	0.15509	0.15062	0.14394
Columbia (Peso)	0.00029	0.00036	0.00033	0.00033
Czech Republic (Koruna)	0.03847	0.04271	0.04097	0.03902
Denmark (Kroner)	0.13978	0.15513	0.14871	0.14175
Hong Kong (Hong Kong Dollar)	0.12785	0.12903	0.12884	0.12896
Japan (Yen)	0.00825	0.00999	0.00922	0.00857
Mexico (Peso)	0.04803	0.05824	0.05370	0.04837
New Zealand (New Zealand Dollar)	0.63880	0.74437	0.69740	0.69586
Norway (Krone)	0.11191	0.12547	0.11921	0.11604
Republic of Korea (Won)	0.00081	0.00092	0.00086	0.00083
Singapore (Singapore Dollar)	0.68942	0.74766	0.72471	0.69159
South Africa (Rand)	0.05949	0.07523	0.06827	0.07327
Sweden (Krona)	0.10651	0.12544	0.11708	0.11008
Switzerland (Franc)	0.97225	1.05040	1.01567	0.98148
Taiwan (New Taiwan Dollar)	0.02968	0.03218	0.03105	0.03094
United Kingdom (British Pound)	1.21688	1.48192	1.35635	1.23046
Various countries (1) (Euro)	1.03913	1.15428	1.10710	1.05373
(1) Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Item 9B.	Other Information

None.

PART III

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the definitive proxy statement for our annual meeting to be filed with the SEC within 120 days after December 31, 2016.

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

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.

3. Exhibit List

See Index to Exhibits following our Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Item 16.	Fixing America’s Surface Transportation (FAST) Act

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

Dated: March 14, 2017	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: March 14, 2017	By:	/s/ David A. Johnson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Alfredo Bala	Chief Executive Officer (principal executive officer)	March 14, 2017
Alfredo Bala

/s/ David A. Johnson	Chief Financial Officer (principal financial officer)	March 14, 2017
David A. Johnson

/s/ J. Stanley Fredrick	Chairman of the Board	March 14, 2017
J. Stanley Fredrick

/s/ Robert A. Toth	Director	March 14, 2017
Robert A. Toth

/s/ Gerald E. Gilbert	Director	March 14, 2017
Gerald E. Gilbert

/s/ Kevin Andrew Robbins	Director	March 14, 2017
Kevin Andrew Robbins

/s/ Larry A. Jobe	Director	March 14, 2017
Larry A. Jobe

/s/ Linda K. Ferrell	Director	March 14, 2017
Linda K. Ferrell

/s/ Eric W. Schrier	Director	March 14, 2017
Eric W. Schrier

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mannatech, Incorporated
Coppell, Texas

We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated and Subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Dallas, Texas
March 14, 2017

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$28,687	$31,994
Restricted cash	1,510	1,511
Accounts receivable, net of allowance of $463 and $261 in 2016 and 2015, respectively	298	369
Income tax receivable	1,587	4
Inventories, net	11,961	9,199
Prepaid expenses and other current assets	3,483	2,905
Deferred commissions	3,229	3,443
Deferred tax assets, net	7	460
Total current assets	50,762	49,885
Property and equipment, net	3,611	3,848
Construction in progress	1,012	839
Long-term restricted cash	6,429	6,586
Other assets	4,013	3,759
Long-term deferred tax assets, net	5,361	3,725
Total assets	$71,188	$68,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$357	$447
Accounts payable	5,223	2,683
Accrued expenses	5,605	6,221
Commissions and incentives payable	8,799	6,818
Taxes payable	1,040	736
Current deferred tax liability	—	84
Current notes payable	801	713
Deferred revenue	8,156	8,677
Total current liabilities	29,981	26,379
Capital leases, excluding current portion	261	612
Long-term deferred tax liabilities	29	24
Long-term notes payable	567	1,069
Other long-term liabilities	1,465	1,994
Total liabilities	32,303	30,078
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,758,275 shares issued and 2,688,790 shares outstanding as of December 31, 2016 and 2,773,972 shares issued and 2,682,078 shares outstanding as of December 31, 2015	—	—
Additional paid-in capital	38,190	40,494
Retained earnings	7,331	8,589
Accumulated other comprehensive income	1,834	686
Treasury stock, at average cost, 69,485 shares as of December 31, 2016 and 91,894 shares as of December 31, 2015, respectively	(8,470)	(11,205)
Total shareholders’ equity	38,885	38,564
Total liabilities and shareholders’ equity	$71,188	$68,642
See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2016	2015
Net sales	$180,304	$180,267
Cost of sales	36,564	34,102
Gross profit	143,740	146,165
Operating expenses:
Commissions and incentives	74,215	72,956
Selling and administrative expenses	37,180	34,458
Depreciation and amortization	1,898	1,793
Other operating costs	29,749	24,814
Total operating expenses	143,042	134,021
Income from operations	698	12,144
Interest income	174	210
Other expense, net	(1,827)	(4,155)
Income (Loss) before income taxes	(955)	8,199
Income tax benefit (provision)	369	(2,360)
Net income (loss)	$(586)	$5,839
Earnings per common share:
Basic	$(0.22)	$2.18
Diluted	$(0.22)	$2.14
Weighted-average common shares outstanding:
Basic	2,688	2,680
Diluted	2,688	2,728

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2016	2015
Net income (loss)	$(586)	$5,839
Foreign currency translations gain	1,176	815
Pension obligations, net of tax provision of $15 and $11 in 2016 and 2015, respectively	(28)	(20)
Comprehensive income	$562	$6,634

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2014	$—	$40,672	$2,750	$(109)	$(11,937)	$31,376
Charge related to stock-based compensation	—	592	—	—	—	592
Stock option exercises	—	(704)	—	—	732	28
Tax effect from exercise of stock options	—	(66)	—	—	—	(66)
Foreign currency translation	—	—	—	815	—	815
Pension obligations, net of tax of $11	—	—	—	(20)	—	(20)
Net income	—	—	5,839	—	—	5,839
Balance at December 31, 2015	$—	$40,494	$8,589	$686	$(11,205)	$38,564
Charge related to stock-based compensation	—	690	—	—	—	690
Release of restricted stock	—	(1,881)	—	—	1,881	—
Stock option exercises	—	(815)	—	—	854	39
Tax effect from exercise of stock options	—	(24)	—	—	—	(24)
Foreign currency translation	—	—	—	1,176	—	1,176
Pension obligations, net of tax of $15	—	—	—	(28)	—	(28)
Repurchase of common stock	—	(274)	—	—	—	(274)
Declared dividends	—	—	(672)	—	—	(672)
Net loss	—	—	(586)	—	—	(586)
Balance at December 31, 2016	$—	$38,190	$7,331	$1,834	$(8,470)	$38,885

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(586)	$5,839
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,898	1,793
Provision for inventory losses	343	480
Provision for doubtful accounts	562	369
Loss on disposal of assets	426	28
Stock-based compensation expense	690	592
Deferred income taxes	(1,290)	88
Tax expense from exercise of stock options	24	66
Changes in operating assets and liabilities:
Accounts receivable	(495)	(266)
Income tax receivable	(1,595)	—
Inventories	(3,154)	605
Prepaid expenses and other current assets	(119)	462
Other assets	(115)	86
Deferred commissions	208	1,031
Accounts payable	2,553	(1,562)
Accrued expenses and other liabilities	(1,104)	(392)
Taxes payable	233	(1,819)
Commissions and incentives payable	2,035	(969)
Deferred revenue	(534)	(2,063)
Change in restricted cash	(3)	18
Net cash provided by (used in) operating activities	(23)	4,386
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,286)	(1,979)
Proceeds from sale of assets	1	—
Net cash used in investing activities	(2,285)	(1,979)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	39	28
Repurchase of common stock	(274)	—
Payment of cash dividends	(672)	—
Proceeds from note payable	—	1,640
Repayment of capital lease obligations	(1,551)	(1,526)
Net cash provided by (used in) financing activities	(2,458)	142
Effect of currency exchange rate changes on cash and cash equivalents	1,459	1,446
Net increase (decrease) in cash and cash equivalents	(3,307)	3,995
Cash and cash equivalents at the beginning of the year	31,994	27,999
Cash and cash equivalents at the end of the year	$28,687	$31,994
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$1,778	$4,659
Interest paid on capital leases	$113	$89
Assets acquired through financing arrangements	$694	$670
See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Coppell, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products. We currently sell our products into three regions: (i) the Americas (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China).

Independent associates (“associates”) purchase the Company’s products at published wholesale prices to either sell to retail customers or for personal use. Members purchase the Company’s products at a discount from published retail prices primarily for personal use. The Company cannot distinguish products sold for personal use from other sales because it is not involved with the products after delivery, other than usual and customary product warranties and returns. Only independent associates are eligible to earn commissions and incentives. In addition, the Company operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai, is operating as a traditional retailer under a cross-border e-commerce model in China. Meitai cannot legally conduct a direct selling business in China until it acquires a direct selling license in China.

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

Foreign Currency Translation

The United States dollar is the functional currency for the majority of the Company’s foreign subsidiaries. As a result, nonmonetary assets and liabilities are remeasured at their approximate historical rates, monetary assets and liabilities are remeasured at exchange rates in effect at the end of the year, and revenues and expenses are remeasured at weighted-average exchange rates for the year. The local currency is the functional currency of our subsidiaries in Columbia, Japan, Republic of Korea, Taiwan, Norway, Sweden, Mexico and China. These subsidiaries’ assets and liabilities are translated into the United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income.

Transaction losses totaled approximately $1.8 million and $4.2 million, for the years ended December 31, 2016 and 2015, respectively, and are included in other expense, net in the Company’s Consolidated Statements of Operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2016 and 2015, credit card receivables were $0.5 million and $0.4 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $27.5 million and $31.3 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of December 31, 2016 and 2015, our total restricted cash was $7.9 million and $8.1 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2016 and 2015, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At December 31, 2016 and 2015, the Company held an allowance for doubtful accounts of $0.5 million and $0.3 million, respectively.

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

Estimated useful life
Office furniture and equipment	5 to 7 years
Computer hardware and software	3 to 5 years
Automobiles	3 to 5 years
Leasehold improvements (1)	2 to 10 years
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

On August 29, 2016, we received information indicating that a portion of the capitalized costs related to an item included in our computer hardware and software asset group would not be completed due to problems with the vendor in completing the code. We evaluated the project and determined a charge was required due to the abandonment of the project. For the year ending December 31, 2016 we recorded $0.4 million in operating expenses that represented work that was performed, but which no longer has any value to the Company or any possibility of affecting future cash inflows.

Other Assets

At December 31, 2016 and 2015, other assets were $4.0 million and $3.8 million, respectively. Included in the December 31, 2016 and 2015 balances were deposits for building leases in various locations of $2.2 million and $1.9 million, respectively. Also included in the December 31, 2016 and 2015 balances were $1.5 million and $1.6 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission’s approval to compensate and  protect consumers who participate  in network marketing activities from damages. Other assets at each of December 31, 2016 and 2015 also include $0.2 million of indefinite lived intangible assets relating to the Manapol ® powder trademark.

Notes Payable
Notes payable were $1.4 million and $1.8 million as of December 31, 2016 and December 31, 2015, respectively, as a result of funding from a capital financing agreement related to our investment in computer hardware and software and other financing arrangements. At December 31, 2016, the current portion was $0.8 million and the long-term portion was $0.6 million. At December 31, 2015, the current portion was $0.7 million and the long-term portion was $1.1 million.

Other Long-Term Liabilities

Other long-term liabilities were $1.5 million and $2.0 million for the years ending December 31, 2016 and 2015. At December 31, 2016 and 2015, we recorded $0.2 million and $0.7 million, respectively, in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At December 31, 2016 and 2015, accrued restoration costs related to these leases amounted to $0.6 million and $0.4 million, respectively. The Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.5 million at each of December 31, 2016 and 2015, respectively (See Note 10, Employee Benefit Plans).

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At December 31, 2016 and December 31, 2015, the Company’s deferred revenue was $8.2 million and $8.7 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. The deferred revenue associated with the loyalty program at December 31, 2016 and December 31, 2015 was $7.0 million and $8.1 million, respectively. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.2 million and $3.4 million at December 31, 2016 and December 31, 2015, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2015	$9,703
Loyalty points forfeited	(8,801)
Loyalty points used	(15,077)
Loyalty points vested	20,403
Loyalty points unvested	1,845
Loyalty deferred revenue as of December 31, 2015	$8,073

Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited	(6,963)
Loyalty points used	(15,451)
Loyalty points vested	20,085
Loyalty points unvested	1,289
Loyalty deferred revenue as of December 31, 2016	$7,033

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded for each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the year ended December 31, 2016 our sales return reserve consisted of the following (in thousands):

December 31, 2016
Sales reserve as of January 1, 2016	$147
Provision related to sales made in current period	1,326
Adjustment related to sales made in prior periods	8
Actual returns or credits related to current period	(1,207)
Actual returns or credits related to prior periods	(145)
Sales reserve as of December 31, 2016	$129

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

Advertising Expenses

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $6.0 million and $5.5 million, for the years ended December 31, 2016 and 2015, respectively. Educational and promotional items, called sales aids, are sold to associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $1.4 million and $1.7 million, respectively, for the years ended December 31, 2016 and 2015. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

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

Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Columbia, Japan, Republic of Korea, Taiwan, Norway, Sweden, Mexico and China operations, and changes in the pension obligation for its Japanese employees.

Concentration Risk

A significant portion of our revenue is derived from five products: NutriVerus™, PLUS™, TruHealth, and our core Ambrotose ® complex products, which include the Ambrotose ® products and Advanced Ambrotose® products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	2016		2015
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose ®	$55,863	31.0%	$59,026	32.7%
Ambrotose ®	10,196	5.6%	9,686	5.4%
NutriVerus ™	7,724	4.3%	8,541	4.7%
PLUS ™	7,935	4.4%	8,239	4.6%
TruHealth	9,220	5.1%	—	—%
Total	$90,938	50.4%	$85,492	47.4%

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update “ASU” 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. An implementation team has gained an understanding of the standard’s revenue recognition model, is completing the review and documentation of our contracts, and is analyzing whether enhancements are needed to our business and accounting systems.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Management is currently in the initial stages of evaluating the future impact of ASU 2016-02 on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for share-based compensation. The area for simplification in ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities. The update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management is unable to estimate the impact of this update since the amount of excess benefits and deficiencies are dependent on the Company's stock price at the time a stock award vests or is exercised.

In November 2016, the FASB issued ASU No. 2016-18 (ASU 2016-18), Restricted Cash (Subtopic 230) which addresses the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment requires that a statement of cash flows explain the change during the period in the total of cash. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. Management is currently in the initial stages of evaluating the future impact of ASU 2016-18 on its consolidated financial position, results of operations and cash flows.
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

The tables below present the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of December 31, 2016 and 2015. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2016 and 2015.

2016	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$12	$—	$—	$12
Interest bearing deposits – various banks	19,357	—	—	19,357
Total	$19,369	$—	$—	$19,369
Amounts included in:
Cash and cash equivalents	$13,326	$—	$—	$13,326
Restricted cash	737	—	—	737
Long-term restricted cash	5,306	—	—	5,306
Total	$19,369	$—	$—	$19,369

2015	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$319	$—	$—	$319
Interest bearing deposits – various banks	14,134	—	—	14,134
Total	$14,453	$—	$—	$14,453
Amounts included in:
Cash and cash equivalents	$8,281	$—	$—	$8,281
Restricted cash	737	—	—	737
Long-term restricted cash	5,435	—	—	5,435
Total	$14,453	$—	$—	$14,453

NOTE 4: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2016 and 2015, consisted of the following (in thousands):

	2016	2015
Raw materials	$239	$1,187
Finished goods	12,103	9,277
Inventory reserves for obsolescence	(381)	(1,265)
Total	$11,961	$9,199

NOTE 5: PROPERTY AND EQUIPMENT

For the year ended December 31, 2016, construction in progress was $1 million, which is primarily comprised of back-office software projects with in service dates that are currently indeterminable. As of December 31, 2016 and 2015, property and equipment consisted of the following (in thousands):

	2016	2015
Office furniture and equipment	$7,791	$8,576
Computer hardware	7,100	7,747
Computer software	48,316	47,724
Automobiles	81	81
Leasehold improvements	12,351	12,393
	75,639	76,521
Less accumulated depreciation and amortization	(72,028)	(72,673)
Property and equipment, net	3,611	3,848
Construction in progress	1,012	839
Total	$4,623	$4,687

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of December 31, 2016 and 2015, the net book value of leased assets was $0.7 million and $1.1 million, respectively for leased equipment and purchased licenses. The future minimum lease payments (in thousands) are as follows:

2017	$376
2018	206
2019	52
2020	12
Total future minimum lease payments	646
Less: Amounts representing interest (effective interest rate 5.49%)	(28)
Present value of minimum lease payments	618
Current portion of capital lease obligations	357
Long-term portion of capital lease obligations	$261

NOTE 7: ACCRUED EXPENSES

As of December 31, 2016 and 2015, accrued expenses consisted of the following (in thousands):

	2016	2015
Accrued asset purchases	$341	$277
Accrued compensation	1,533	1,620
Accrued royalties	75	68
Accrued sales and other taxes	1,446	2,323
Other accrued operating expenses	675	562
Customer deposits and sales returns	137	153
Accrued travel expenses related to corporate events	255	271
Accrued shipping and handling costs	290	257
Rent expense	219	76
Accrued legal and accounting fees	634	614
	$5,605	$6,221

NOTE 8: INCOME TAXES

The components of the Company’s income before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2016	2015
United States	$(2,368)	$769
Foreign	1,413	7,430
	$(955)	$8,199

The components of the Company’s income before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

Current provision (benefit):	2016	2015
Federal	$(396)	$(336)
State	59	21
Foreign	1,438	2,518
	1,101	2,203
Deferred provision (benefit):
Federal	(95)	191
State	(25)	72
Foreign	(1,350)	(106)
	(1,470)	157
	$(369)	$2,360

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2016	2015
Federal statutory income taxes	35.0%	35.0%
State income taxes, net of federal benefit	(4.1)	1.0
Difference in foreign and United States tax on foreign operations	9.5	(14.8)
Effect of changes in valuation allowance	59.0	(8.7)
Effect of change in uncertain tax positions (net)	12.8	(0.2)
Federal Sub-Part F Income from foreign operations	(27.4)	5.1
Foreign Exchange	(45.7)	5.3
Other	(0.4)	6.2
	38.7%	28.9%

For the years ended December 31, 2016 and 2015, the Company’s effective tax rate was 38.7% and 28.9%, respectively. For 2016, the Company had a tax benefit due to loss before income tax. Items decreasing the effective income tax rate included the favorable rate difference from foreign jurisdictions, return to provision adjustment, release of value allowances with respect to Switzerland and certain tax reserve items removed due to expiration of applicable statute of limitations. Items increasing the effective income tax rate included foreign exchange losses and “Subpart F income” resulting from controlled foreign corporation operations. For 2015, the effective tax rate was less than what would have been expected if the federal statutory rate was applied to income before taxes. Items decreasing the effective income tax rate included the lower statutory tax rates in foreign jurisdictions compared to the U.S. and the mix of foreign income and U.S. income. In addition, the rate decreased for an overall reduction in the valuation allowances associated with certain deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

Deferred tax assets:	2016	2015
Deferred revenue	$492	$567
Inventory capitalization	258	209
Inventory reserves	82	376
Accrued expenses	799	1,213
Depreciation and amortization	2,181	1,788
Net operating loss(1)	6,021	5,378
Deferred royalty	18	16
Non-cash accounting charges related to stock options and warrants	715	684
Foreign tax credit carryover	3,797	3,568
Other	932	825
Total deferred tax assets	$15,295	$14,624
Valuation allowance	(8,458)	(9,028)
Total deferred tax assets, net of valuation allowance	$6,837	$5,596
Deferred tax liabilities:
Prepaid expenses	$380	$406
Deferred commissions	742	846
Internally-developed software	205	266
Fixed Assets	178	1
Total deferred tax liabilities	$1,505	$1,519

(1) The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Australia	$114	$34	Indefinite
Canada	$12	$3	2026
China(1)	$12	$3	2021
Colombia	$1,003	$341	Indefinite
Cyprus	$17	$2	2021
Denmark	$4	$1	Indefinite
Hong Kong	$49	$8	Indefinite
Mexico	$7,965	$2,390	2020-2026
Norway	$137	$34	Indefinite
Russia(2)	$21	$4	Indefinite
Singapore	$127	$22	Indefinite
South Africa	$132	$37	Indefinite
Sweden	$490	$108	Indefinite
Switzerland	$15,059	$1,366	2017-2023
Taiwan	$7,322	$1,245	2017-2026
Ukraine(3)	$581	$105	Indefinite
United Kingdom	$203	$41	Indefinite
United States (states)	$11,082	$277	2017-2036

(1)	On February 24, 2016, the Company established a legal entity in China.

(2)	On August 1, 2016, the Company established a legal entity in Russia.

(3)	On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity.

In addition to net operating loss attributes, the Company has recorded a foreign tax credit carryforward of $3.8 million, which will begin to expire in 2019 and a charitable contribution carryforward of $0.3 million, which will expire between years 2017 through 2021. The Company maintains a full valuation against both the foreign tax credits and the charitable contribution carryforward.

At December 31, 2016 and 2015, the Company’s valuation allowance was $8.5 million and $9.0 million, respectively. The provisions of ASC Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified.

The valuation allowances presented below (in millions) at December 31, 2016 and 2015, represented a reserve against the Company’s net deferred tax asset the Company believed the “more likely than not” criterion for recognition purposes could not be met. The U.S. valuation allowance increased due to the carryover of foreign tax credits that we do not anticipate to utilize in future years.

Country	2016	2015
Colombia	$0.3	$—
Mexico	2.4	2.5
Sweden	0.1	0.1
Switzerland	0.1	1.0
Taiwan	1.3	1.2
Ukraine	0.1	0.1
United States	4.1	4.0
Other Jurisdictions	0.1	0.1
Total	$8.5	$9.0

At December 31, 2016 and 2015, the Company did not record a provision for any United States or foreign withholding taxes on its undistributed earnings related to its foreign subsidiaries because it is the intention of the Company to reinvest its undistributed earnings indefinitely in its foreign operations. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. At December 31, 2016, it is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets of December 31 as follows (in thousands):

	2016	2015
Current deferred tax assets	$7	$460
Noncurrent deferred tax assets	5,361	3,725
Current deferred tax liabilities	—	(84)
Other long-term liabilities	(29)	(24)
Net deferred tax assets	$5,339	$4,077

On January 1, 2007, the Company adopted FIN 48, which was codified into Topic 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. Topic 740 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2016, the Company recorded $0.6 million in current liabilities and $0.2 million in other long-term liabilities related to uncertain income tax positions and income tax reserves associated with various audits. At December 31, 2016, the Company had gross tax-affected unrecognized tax benefits of $0.7 million that, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Balance as of January 1	$715	$803
Additions for tax positions related to the current year	90	—
Additions for tax positions of prior years	54	—
Reductions of tax positions of prior years	(126)	(71)
Settlements	—	(17)
Balance as of December 31	$733	$715

The Company recognizes interest and/or penalties related to uncertain tax positions in current income tax expense. As of December 31, 2016 and December 31, 2015, the Company had accrued interest and penalties of $0.3 million and $0.2 million in the consolidated balance sheet, of which $42 thousand and $26 thousand were accrued in the consolidated statement of operations. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next twelve months due to uncertainties regarding the timing of any examinations, the Company expects its unrecognized tax benefits to decrease by $0.5 million due to the lapse of statutes of limitations during the next twelve months.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2016, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Australia	2012-2016
Canada	2012-2016
Denmark	2013-2016
Japan	2013-2016
Mexico	2012-2016
Norway	2010-2016
Republic of Korea	2011-2016
Singapore	2012-2016
South Africa	2013-2016
Sweden	2011-2016
Switzerland	2011-2016
Taiwan	2011-2016
United Kingdom	2010-2016
United States	2013-2016

NOTE 9: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

The Company made cash donations of $0.6 million and $0.9 million to the M5M Foundation for the year ended December 31, 2016 and December 31, 2015, respectively. The M5M Foundation is a 501(c)(3) charitable organization that works to combat the epidemic of childhood malnutrition on a global scale. Several of the Company’s directors and officers and their family members serve on the board of the M5M Foundation, including:

•	Al Bala, the Company’s President;

•	Chris Simons, the Company’s Regional Vice President EMEA/North America;

•	Landen Fredrick, Senior Vice President, Global Operations and son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder; and

•	Lorrie Fry, the daughter of Larry Jobe (a member of our Board).

We paid employment compensation of approximately $293,500 in 2016 and $251,000 in 2015 for salary, bonus, auto allowance, and other compensation to Landen Fredrick. Landen Fredrick is the son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder. In addition, Landen Fredrick participated in the employee health care benefit plans available to all employees of the Company. Landen Fredrick has served as Senior Vice President, Global Operations since August of 2016. Prior to that, Mr. Fredrick served as Senior Vice President, Supply Chain and IT since August of 2015, Vice President, Global Operations since May of 2013, Vice President, North American Sales and Operations since January of 2011, Vice President, North American Sales since February of 2010 and as Senior Director of Tools and Training since his hire in May of 2006. Landen Fredrick also serves on the Board of the M5M Foundation.

Mr. Ray Robbins is a major shareholder and served as a member of the Company's Board of Directors until December of 2016. Mr. Robbins holds positions in the Company’s associate global downline network marketing system. In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates and during 2016 and 2015, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $2.9 million and $3.2 million, respectively. The aggregate amount of commissions and incentives paid to Mr. Robbins was approximately $2.7 million and $2.9 million in 2016 and 2015, respectively. The aggregate amount of commission and incentives paid to family members was approximately $0.2 million and $0.3 million in 2016 and 2015, of which $0.2 million was paid each year to his son, Kevin Robbins, who is a member of the Company's Board of Directors and serves on the Science and Marketing Committee and is consulting on the associate commission plan. In addition, less than $0.1 million and $0.1 million in 2016 and 2015, respectively, was paid to his daughter, Marla Finley, and daughter-in-law, Demra Robbins, who both share an account. All commissions and incentives paid to Mr. Robbins and his family members are in accordance with the Company’s global associate career and compensation plan. The Company has also contracted with a software development firm owned by Ryan Robbins, the son of Mr. Ray Robbins. The value of services performed during each of 2016 and 2015 were less than $0.1 million.

Johanna Bala, the wife of Al Bala, the Company’s Chief Executive Officer and President, is an independent associate who earns commissions and incentives. The aggregate amount of commission and incentives paid to Johanna Bala was approximately $0.1 million and $0.2 million in 2016 and 2015, respectively.

NOTE 10: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During each of the years ended December 31, 2016 and 2015, the Company contributed approximately $0.4 million and $0.2 million to the 401(k) Plan for matching contributions respectively.

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

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets were as follows for the years ended December 31 (in thousands):

Projected benefit obligation:	2016	2015
Balance, beginning of year	$479	$549
Service cost	83	75
Interest cost	2	3
Liability (gain) loss	6	(4)
Benefits paid to participants	(138)	(141)
Foreign currency	19	(3)
Balance, end of year	$451	$479

Plan assets:	2016	2015
Fair value, beginning of year	$—	$—
Company contributions	138	141
Benefits paid to participants	(138)	(141)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2016	2015
Benefit obligation	$(451)	$(479)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(451)	$(479)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2016	2015
Accrued benefit liability	$(451)	$(479)
Transition obligation and unrealized gain	(307)	(339)
Net amount recognized in the consolidated balance sheets	$(758)	$(818)

	Years Ended December 31,
Other changes recognized in comprehensive income (in thousands):	2016	2015
Net periodic cost	$46	$43
Current year actuarial (gain) loss	6	(4)
Amortization of transition obligation	(4)	(4)
Total recognized in other comprehensive income (loss)	2	(8)
Total recognized in comprehensive income	$48	$35

	As of December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain (in thousands):	2016	2015
Transition obligation	$30	$22
Prior service cost	283	313
Net actuarial gain (loss)	(6)	4
Total recognized in accumulated other comprehensive gain	$307	$339

2017 estimated amounts of amortized transition obligation (in thousands):	2017
Transition obligation	$(4)

	As of December 31,
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):	2016	2015
Projected benefit obligation	$451	$479
Accumulated benefit obligation	451	479
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2016	2015
Discount rate	0.30%	0.40%
Rate of increase in compensation levels	—	—

Components of Expense

Pension expense for the Benefit Plan is included in selling, general and administrative expenses in the Consolidated Statements of Operations and is comprised of the following for the years ended December 31 (in thousands):

	2016	2015
Service cost	$83	$75
Interest cost	2	3
Amortization of transition obligation	4	4
Prior service cost	(43)	(39)
Total pension expense	$46	$43

Estimated Benefits and Contributions

The Company expects to contribute approximately $21,000 to the Benefit Plan in 2017. As of December 31, 2016, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2017	$21
2018	22
2019	26
2020	28
2021	36
Next five years	478
Total expected benefits to be paid	$611

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

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended, the “2008 Plan”), which reserved up to 100,000 (as adjusted for a 1-for-10 reverse stock split) shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by 100,000 and amended again at the 2014 Annual Shareholder Meeting to increase the number of shares of common stock subject to the plan by an additional 130,000. As of December 31, 2016, the 2008 Plan had 80,397 stock options available for grant before the plan expires on February 20, 2018.

A summary of changes in stock options outstanding during the year ended December 31, 2016, is as follows:

	2016
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	226	$16.64
Granted	15	19.88
Exercised	(7)	5.59
Expired	(5)	42.81
Other	23	16.64
Outstanding at end of year	252	16.65	6.29	$921
Options exercisable at year end	217	$16.34	5.93	$862

During 2016, the Company issued 7,001 new shares upon the exercise of options, and granted 15,000 new options to members of the Board. Options exercised during the year ending December 31, 2016 and December 31, 2015 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price of less than $0.1 million. Non-vested shares at December 31, 2016 and 2015 were approximately 35,000 and 77,000, respectively.

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2016	2015
Dividend yield:	2.5%	—
Risk-free interest rate:	1.1 – 1.7%	1.2 – 1.6%
Expected market price volatility:	67.4 – 73.5%	79.1 – 80.1%
Average expected life of stock options:	4.5 years	4.5 years

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

The weighted-average grant-date fair value of stock options granted was $11.90 per share, during each of the years ended December 31, 2016 and 2015. The total fair value of shares vested during the years ended December 31, 2016 and 2015 was $0.5 million and $0.6 million, respectively.

The Company recorded the following amounts related to the expense of the fair values of options during the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Selling, general and administrative expenses and income from operations before income taxes	$690	$575
Benefit for income taxes	(86)	(137)
Effect on net income	$604	$438

As of December 31, 2016, the Company had approximately $0.4 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years, ending December 31, as follows (in thousands):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2017	$225	$37	$188
2018	106	13	93
2019	29	—	29
	$360	$50	$310

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware, and warehouse equipment under various non-cancelable operating leases. Some of these leases have renewal options. All of the Company’s leases expire at various times through December 2021. The Company also leases equipment under various month-to-month cancelable operating leases. For the years ended December 31, 2016 and 2015, total rent expense was approximately $3.7 million and $3.6 million, respectively.

Approximate future minimum rental commitments for non-cancelable operating leases (in thousands) are as follows:

Years ending December 31,
2017	$2,689
2018	1,573
2019	784
2020	119
2021	3
Thereafter	—
$5,168

Purchase Commitments

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. In November 2016, the Company entered into a four-year supply agreement to purchase an aloe vera powder in whole leaf aloe form and an aloe vera gel extract from Natural Aloe de Costa Rica, S.A. As of December 31, 2016, the Company is required to purchase an aggregate of $19 million through 2020.

Royalty and Consulting Agreements

The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and email provided to our associates. The Company paid royalties of $0.2 million for each of the years ended December 31, 2016 and December 31, 2015.

Employment Agreements

The Company has non-cancelable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2016, the Company would continue to be indebted to the executives for $1.0 million, payable through 2017.

NOTE 13: LITIGATION

Breach of Contract

Uniscience Solution v. Chang, et al.; Chang, et al. v. Uniscience Solution, Randy Lee, and Mannatech, Inc. (cross-defendant), Case No. 16K03995 (Superior Court of California, Los Angeles Co.)

On June 1, 2016, the Company received notice that on May 20, 2016 Vivian Hsiaoling Chang and Alan Jyh Woei Hsu (collectively, the “Cross-plaintiffs”) filed an unverified cross-complaint against the Company, Uniscience Solution, and Randy Lee alleging breach of contract. Cross-plaintiffs, Uniscience Solution and Randy Lee are independent distributors of the Company who entered into an agreement, separate and apart from their respective distributor agreements with the Company. The Cross-plaintiffs assert that Mannatech is somehow a party to that other agreement; which it is not. Cross-Plaintiffs are seeking damages in the amount of $22,229, plus special and punitive damages according to proof at trial and costs of suit. The Company filed an answer denying the assertions in the unverified cross-complaint. On September 23, 2016, the Cross-plaintiffs and Uniscience Solution entered into a settlement agreement. On September 27, 2016, the Cross-plaintiffs filed a Request for Dismissal with the Court dismissing all claims against the Company with prejudice. On October 26, 2016, the Company received notice from its counsel that the Court entered the Dismissal on October 3, 2016. This matter is closed.

Diana Anselmo and New Day Today Corporation v. Mannatech, Incorporated, Case No. DC-15-01904, Judicial District Court, Dallas County, Texas

On February 18, 2015, Diana Anselmo and New Day Today Corporation (collectively, the “Plaintiffs”) filed suit against the Company alleging breach of contract pertaining to a portion of proceeds from a Mannatech Associate position once held by Ray Gebauer, alleged to be Ms. Anselmo’s former husband.  Plaintiffs seek damages under the contract of approximately $600,000 in past commissions and between $2 million and $3.1 million in future commissions, an award of attorney’s fees, and a declaration that the Company must continue to pay Plaintiffs proceeds from Mr. Gebauer’s former account.

The Company filed its original answer on March 25, 2015, denying Plaintiffs’ allegations.  The Company asserts that Plaintiffs cannot establish the conditions precedent to their breach of contract claim and thus are not entitled to any damages.  The Company further asserts affirmative defenses of failure of consideration, lack of standing, prior breach, and estoppel.  The Company also seeks a declaratory judgment of its rights under the contract and seeks return of certain commissions paid to Plaintiffs that were not earned under the contract.

The Company filed a Motion for Summary Judgment on June 15, 2016, on the ground that Plaintiffs could not establish conditions precedent to their recovery as a matter of law.  Mediation was conducted on June 17, 2016; however a final settlement could not be reached. The Court denied the Company’s Motion for Summary Judgment on August 31, 2016.  Plaintiffs filed a Motion for Summary Judgment on July 22, 2016, seeking dismissal of the Company’s counterclaim for damages.  The Court denied that motion on November 18, 2016.  The parties filed cross-motions for summary judgment on November 1, 2016, asking the Court to interpret certain provisions of the contract as a matter of law.  By order dated November 21, 2016, the Court denied the Company’s motion and granted the Plaintiffs’ motion on contract interpretation, finding that the contract affords Ms. Anselmo an ownership interest in Mr. Gebauer’s former account and that account remains eligible to earn commissions.

Discovery is complete. On March 3, 2017, the parties received notice from the Court that the case is scheduled for trial on June 5, 2017. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, the Company believes it has a valid defense and will vigorously defend this claim. This matter remains open.

Administrative Proceedings

Mannatech Korea, Ltd. v. Busan Custom Office, Busan District Court, Korea

On or before April 12, 2015, Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013.  The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, all of which was paid in January 2014. Both parties submitted a response to the Court’s inquiry on January 15, 2016. The final hearing for the case was held on May 26, 2016 where each party presented their respective arguments. The Court set the decision hearing on October 27, 2016, and the Court decided the case in the Company’s favor. However, on November 18, 2016, BCO filed an appeal to the Busan High Court. On March 7, 2017, the Company received notice that the first hearing for the appeal is scheduled for March 31, 2017. This matter remains open.

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

On May 12, 2015, the Company received notice of an Order of Transfer advising that the case had been reassigned from Judge Ed Kinkeade to Judge David C. Godbey for all further proceedings. On July 20, 2015, the Court issued its Markman ruling adopting the Company’s proposed claim construction for all disputed terms except for “dietary supplement composition” which it found needed no construction. On August 20, 2015, Defendants filed a request for an interlocutory appeal, and the Company filed a reply on October 6, 2015. The Company also filed a separate motion requesting entry of a final judgment and permanent injunction on September 8, 2015.

On November 5, 2015, the Court issued an Order accepting Defendant’s stipulation of infringement under the Court’s claim interpretation and granted the Company’s partial motion for summary judgment and issued a permanent injunction against Defendants’ infringement of the Patents. The Court stayed the permanent injunction until the conclusion of Defendants’ appeal to the U.S. Court of Appeals for the Federal Circuit (the “Court of Appeals”). On December 3, 2015, Defendants filed their Notice of Appeal which was docketed by the Court of Appeals on December 8, 2015. Defendants-Appellants filed their brief with the Court of Appeals on February 28, 2016. The Company-Appellee filed its brief with the Court of Appeals on March 24, 2016. Oral argument for the appeal was held on August 1, 2016. On August 5, 2016, the Court of Appeals issued a per curium opinion affirming the trial court’s judgment in favor of the Company. On August 10, 2016, the Company filed a motion to lift the stay of permanent injunction previously issued by the trial court. On August 24, 2016, the Company received confirmation from its counsel that Defendants changed the formulation of the infringing product to a formulation proposed by the Company. Defendants filed their response to the Company’s motion on August 31, 2016. The parties conferred via telephone and electronic mail on August 31, 2016 and September 1, 2016 regarding the Company’s motion and Defendants’ response. On September 1, 2016, the Company filed an Amended Certificate of Conference with the Court advising that the Company’s motion was now unopposed. On October 18, 2016, the Court entered an order lifting the stay and putting the permanent injunction back into full effect. The case is now in the damages phase and the Company will seek attorneys’ fees and have initiated collection of discovery for the assessment of damages. This matter remains open.

This lawsuit continues the Company’s enforcement of its patent rights, and the Company intends to vigorously prosecute these matters.  Based on the previous successful patent infringement lawsuits against Country Life, LLC, Glycobiotics International, Inc., Techmedica Health, Inc., IonX Holdings, Inc., Boston Mountain Laboratories, Inc., Green Life, LLC, and Xiong Lo and RBC

Life Sciences, Inc. and RBC Life Sciences USA, Inc., the Company believes there is a strong likelihood that it will obtain permanent injunctions against the manufacture and sale of any infringing products for the duration of the Company’s patents.
Arbitration Proceeding

Mannatech v. Samuel L. Caster and Wonder Enterprises, LLC, Demand for Arbitration, Case No. 01-15-0003-6812

On May 29, 2015 the Company initiated arbitration proceedings against Samuel L. Caster and Wonder (“Respondents”) alleging breach of contract by Mr. Caster and his company, Wonder, in a series of consulting agreements entered into by the parties. Mannatech seeks to recover actual damages, costs of court and prejudgment interest together with disgorgement of all benefits received by Caster and Wonder. The Company estimates its damages to be between $500,000 and $3,500,000. On June 12, 2015 Respondents contacted the Company’s counsel to request mediation. The parties have agreed to mediate this dispute; mediation was held on August 17, 2015, and a settlement was not reached. A preliminary hearing for arbitration was held on September 18, 2015, and a final hearing commenced on April 25, 2016. A Scheduling Order was entered and depositions and discovery were to be completed by March 25, 2016. A hearing was held on March 2, 2016 where the arbitrator granted Respondents’ request to file a motion for summary judgment and granting the Company until March 21, 2016 to issue its response. The arbitrator also granted the Company’s motion to compel the Respondents to produce the customer list for Mr. Caster’s former company, EM Squared. The arbitrator further ordered that each party will be limited to 12 fact depositions and denied Respondents request for reconsideration of the arbitrator’s ruling denying advancement of fees to the Respondents. The Company filed its response to Respondents’ Motion for Summary Judgment on March 21, 2016. The arbitration hearing was scheduled to begin on August 29, 2016; however, both parties reached a settlement agreement, and on August 25, 2016 the arbitrator entered the Agreed Order of Dismissal, dismissing all claims with prejudice. This matter is closed.

Trademark Opposition - U.S. Patent and Trademark Office

United States Trademark Opposition No. 91221493, Shaklee Corporation v. Mannatech, Incorporated re: UTH

On April 15, 2015, the Company received notice that Shaklee Corporation (“Shaklee”) filed a Notice of Opposition to the Company’s trademark application for UTH (stylized as Û th) with the USPTO. On May 19, 2015, the Company filed an answer to the opposition and also filed a counterclaim seeking to cancel Shaklee’s registration of its YOUTH mark. Shaklee filed an extension to oppose the UTH mark on June 18, 2015, and the request to extend time to oppose was granted until July 18, 2015. Shaklee filed a second extension on July 17, 2015, and the request to extend time to oppose was granted until September 16, 2015. Shaklee filed motions to strike the Company’s Affirmative Defenses to the Opposition and Counterclaim to cancel their registrations.  The Company filed responses and the Trademark Trial and Appeal Board (“TTAB”) ruled in Shaklee’s favor. The Company filed an amended Answer to the Opposition and Amended Counterclaim on November 18, 2015. Shaklee then filed an answer to the Company’s Counterclaim on December 30, 2015.

On September 15, 2015, Shaklee filed two more Notices of Opposition for the UTH & Design and ÛTH applications. The Company filed Answers and Counterclaims on November 20, 2015. On January 25, 2016, the Company filed a motion to strike Shaklee’s affirmative defense on cancellation. On May 17, 2016, the TTAB granted the Company’s motion to strike Shaklee’s affirmative defense on cancellation. On August 9, 2016, Shaklee filed a Motion for Summary Judgment on the Company’s cancellation filing of its YOUTH mark stating that their mark is in use and they have not abandoned their rights. On September 9, 2016, the Company filed a Motion for Request for Discovery to Respond to Summary Judgment under Rule 56(d) stating that the Company cannot respond without sufficient information due to lack in discovery. On September 28, 2016, Shaklee filed a response to the Company’s motion to cancel the request for discovery. The Company filed a response in support of the motion under Rule 56(d) on October 18, 2016. On December 22, 2016, the TTAB requested the Company to send copies of the request for discovery to Shaklee by January 6, 2017. Upon receipt of those documents, the TTAB will rule on the Rule 56(d) motion and the Company will then answer Shaklee’s Motion for Summary Judgment. The case remains suspended pending the ruling on the motion under Rule 56(d).

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

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”). On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. On August 31, 2016, the Company's Board of Directors reactivated the August 2006 Plan and authorized the Company to repurchase up to $0.5 million of the Company's outstanding common shares in open market transactions. As of March 14, 2017, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. As of March 14, 2017, there was $19.7 million remaining for repurchase under the August 2006 Plan, and the total value of shares repurchased in the open market under the August 2006 Plan was $0.3 million. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

During the year ended December 31, 2016, the Company repurchased 15,697 shares at an average price of $17.28.

Equity-Based Compensation

During 2016, 7,001 shares were issued for stock option exercises and a total of 12,908 shares were issued to the members of the Board as compensation for their work on the Board.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income displayed in the Consolidated Statements of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and postretirement benefit obligations.

The after-tax components of accumulated other comprehensive income , are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2015	$358	$328	$686
Current-period change before reclassifications	1,176	—	1,176
Amounts reclassified from accumulated other comprehensive income (loss)	—	(43)	(43)
Income tax benefit	—	15	15
Balance as of December 31, 2016	$1,534	$300	$1,834

Dividends

On August 11, 2016, the Board of Directors declared a dividend of $0.125 per share that was paid on September 21, 2016 to shareholders of record on August 31, 2016.

On November 10, 2016, the Board of Directors declared a dividend of $0.125 per share that was paid on December 21, 2016 to shareholders of record on November 30, 2016.

During the year ended December 31, 2016, the Company paid dividends amounting to an aggregate of $0.7 million. For the year ended December 31, 2015, the Company paid no dividends. Payment of future dividends is at the discretion of our Board of Directors.

NOTE 15: EARNINGS PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. In determining the potential dilution effect of outstanding stock options during the year ended December 31, 2015, the Company used the annual average common stock close price of $20.17 per share. For the year ended December 31, 2015, approximately 0.1 million of the Company's stock options were excluded from the diluted EPS calculation as the effect would have been antidilutive. For the year ended December 31, 2016, shares of the Company's stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. The Company reported a net loss for the year ended December 31, 2016.

NOTE 16: SEGMENT INFORMATION

The Company's primary operating and sole reporting segment is one where we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through network marketing distribution channels operating in twenty-five countries. Each of the business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates who occupy positions in our network and distribute products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales. The Company also operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai is operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China until it acquires a direct selling license in China.

The Company operates facilities in fourteen countries and sells product in twenty-six countries around the world. These facilities are located in the United States, Canada, Switzerland, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, Mexico, Hong Kong, Singapore, Colombia and China. Each facility services different geographic areas. We currently sell our products in three regions: (i) the Americas (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China).

Consolidated net sales shipped to customers in these regions, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

Region	2016		2015
Americas	$70.2	38.9%	$73.3	40.7%
Asia/Pacific	96.2	53.4%	91.4	50.7%
EMEA	13.9	7.7%	15.6	8.6%
Total	$180.3	100.0%	$180.3	100.0%

	2016	2015
Consolidated product sales	$148.6	$143.1
Consolidated pack sales	26.7	31.7
Consolidated other, including freight	5.0	5.5
Total	$180.3	$180.3

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following regions, as follows (in millions):

Region	2016	2015
Americas	$3.1	$3.5
Asia/Pacific	1.4	1.1
EMEA	0.1	0.1
Total	$4.6	$4.7

Inventory balances by region, which consist of raw materials, and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following regions as of December 31, as follows (in millions):

Region	2016	2015
Americas	4.8	3.4
Asia/Pacific	4.2	4.3
EMEA	3.0	1.5
Total	$12.0	$9.2

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, effective August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amended and Restated 1997 Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.2	2008 Stock Incentive Plan, as amended.	S-8	333-197400	4.4	July 14, 2014
10.3	Investment Agreement by and between Mannatech and Dutchess Opportunity Fund, II, LP dated September 16, 2010.	8-K	000-24657	10.1	September 21, 2010
10.4	Amendment to Investment Agreement, dated as of October 4, 2010, by and between Mannatech and Dutchess Opportunity Fund, II, LP.	8-K	000-24657	10.1	October 5, 2010
10.5	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.6	Registration Rights Agreement by and between Mannatech and Dutchess Opportunity Fund, II, LP dated September 16, 2010.	8-K	000-24657	10.2	September 21, 2010
10.7	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.8	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.9	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.10	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated November 7, 1996, as amended by the First Amendment thereto dated May 29, 1997 and the Second Amendment thereto dated November 13, 1997.	S-1	333-63133	10.13	September 10, 1998
10.11	Second Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.1	November 9, 2005
10.12	Commercial Lease Agreement between Mannatech and MEPC Quorum Properties II Inc., dated May 29, 1997 as amended by the First Amendment thereto dated November 6, 1997.	S-1	333-63133	10.14	September 10, 1998
10.13	Third Amendment to the Commercial Lease Agreement between Mannatech and Texas Dugan Limited Partnership, dated September 22, 2005.	10-Q	000-24657	10.2	November 9, 2005
10.14	Trademark License and Supply Agreement between Mannatech and Carrington Laboratories, Inc., dated January 25, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	January 31, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.15	Supply Agreement between Mannatech and Natural Aloe de Costa Rica, S.A. dated April 1, 2012 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 3, 2011
10.16	Supply Agreement between Mannatech (International) Limited and Marinova Pty. Limited, effective August 9, 2007 and dated May 7, 2007. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2007
10.17	Amendment to Purchase Agreement between Mannatech and Marinova PTY, Limited, dated May 6, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.4	August 11, 2008
10.18	Purchase Agreement between Mannatech and Larex, Inc., dated January 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.18	March 16, 2006
10.19	Purchase Agreement between Mannatech and Wellness Enterprises, LLC, dated February 1, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-K	000-24657	10.19	March 16, 2006
10.20	Supply Agreement between Mannatech and Coradji PTY. Limited, dated March 29, 2004. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q/A	000-24657	10.1	March 29, 2005
10.21	Supply License Agreement between Mannatech and InB:Biotechnologies, Inc., dated March 22, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.2	May 10, 2006
10.22	Initial Commercial Supply and Manufacturing Agreement between Mannatech and Fine Chemetics, Inc., dated March 29, 2006. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	10-Q	000-24657	10.3	May 10, 2006
10.23	Supply Agreement between Mannatech, Incorporated, and Improve U.S.A., Inc., effective June 1, 2008, and executed May 2, 2008. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	May 8, 2008
10.24	Amendment to Supply Agreement between Mannatech and Improve U.S.A., dated June 1, 2011. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	August 22, 2011
10.25	Services Agreement by and between Integrated Distribution and Logistics Direct, LLC and Mannatech dated July 2, 2012 (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.1	July 9, 2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.26	Sublease by and between Integrated Distribution and Logistics Direct, LLC and Mannatech, dated July 2, 2012. (Portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act.)	8-K	000-24657	10.2	July 9, 2012
10.27	Amended and Restated Employment Agreement between Terry L. Persinger and Mannatech, dated June 16, 2008.	8-K	000-24657	10.1	June 20, 2008
10.28	Employment Agreement between Robert A. Sinnott, Ph.D. and Mannatech, dated October 5, 2007.	8-K	000-24657	10.3	October 11, 2007
10.29	Employment Agreement between Mannatech and Mr. Samuel L. Caster, dated January 23, 2006.	10-K	000-24657	10.32	March 16, 2006
10.30	Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated October 5, 2007.	8-K	000-24657	10.2	October 11, 2007
10.31	First Amendment to Employment Agreement between Stephen D. Fenstermacher and Mannatech, dated December 18, 2008.	10-K	000-24657	10.24	March 12, 2009
10.32	Mutual Severance and Release Agreement by and between Stephen D. Fenstermacher and Mannatech, dated March 12, 2012	10-Q	000-24657	10.1	May 10, 2012
10.33	Employment Agreement between Terence L. O’Day and Mannatech, dated October 5, 2007.	8-K	000-24657	10.1	October 11, 2007
10.34	Employment Agreement between B. Keith Clark and Mannatech, dated October 5, 2007.	8-K	000-24657	10.4	October 11, 2007
10.35	Employment Agreement between Wayne L. Badovinus and Mannatech, dated June 4, 2008.	8-K	000-24657	10.1	June 9, 2008
10.36	Employment Agreement between Terri F. Maxwell and Mannatech, dated August 28, 2008.	8-K	000-24657	10.1	September 2, 2008
10.37	Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated November 6, 2003.	10-K	000-24657	10.36	March 15, 2004
10.38	Termination of Lock-up Agreement between Mannatech and J. Stanley Fredrick, dated March 6, 2009.	8-K	000-24657	10.1	March 10, 2009
10.39	Follow-Up Agreement to Letter of Intent Agreement between Mannatech and Jett, dated September 10, 2001.	10-Q	000-24657	10.4	November 14, 2001
10.40	Letter of Understanding between Mannatech and Dr. John Axford, dated April 19, 2006.	8-K	000-24657	99.1	April 21, 2006
10.41	Extension of the Letter of Spokesperson Arrangement between Mannatech and Dr. John Axford, dated February 18, 2007.	8-K	000-24657	99.1	February 21, 2007
10.42	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.43	Amendment to Employment Agreement between Alfredo Bala and Mannatech, dated October 11, 2007.	8-K	000-24657	10.1	October 17, 2007
10.44	Clinical Research Agreement dated January 3, 2007 by and between St. George’s Hospital Medical School (trading as St George’s, University of London), and Mannatech, Inc.	10-K	000-24657	10.39	March 17, 2008
10.45	Employment Agreement, effective March 2, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.1	March 6, 2009
10.46	First Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Randy S. Bancino.	8-K	000-24657	10.4	December 18, 2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
10.47	Consulting Agreement, dated March 17, 2009, between Mannatech and Salinda Enterprises, LLC and Samuel L. Caster.	8-K	000-24657	10.1	March 19, 2009
10.48	Consulting Agreement, dated December 1, 2011, by and between Mannatech and WonderEnterprises, LLC (f/k/a Salinda Enterprises, LLC) and Samuel L. Caster.	10-K	000-24657	10.46	March 29, 2012
10.49	Consulting Agreement, effective January 1, 2013, by and between Mannatech and WonderEnterprises, LLC and Samuel L. Caster, dated March 6, 2013.	10-K	000-24657	10.51	March 28, 2013
10.50	Consulting Agreement, effective June 1, 2013, by and between Mannatech and WonderEnterprises, LLC and Samuel L. Caster, dated June 3, 2013.	8-K	000-24657	10.1	June 4, 2013
10.51	Consulting Agreement, effective as of December 1, 2013, by and between Mannatech and WonderEnterprises, LLC.	8-K	000-24657	10.1	December 1, 2013
10.52	Separation and Release Agreement, dated July 17, 2009 between Mannatech and Terri F. Maxwell.	8-K	000-24657	10.1	July 21, 2009
10.53	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Stephen D. Fenstermacher.	8-K	000-24657	10.1	December 18, 2009
10.54	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and Robert A. Sinnott, Ph.D.	8-K	000-24657	10.2	December 18, 2009
10.55	Second Amendment to Employment Agreement, dated as of December 16, 2009, by and between Mannatech and B. Keith Clark.	8-K	000-24657	10.3	December 18, 2009
10.56	Separation Agreement and Release, dated March 20, 2013, by and between Mannatech and B. Keith Clark.	8-K	000-24657	10.1	March 25, 2013
10.57	Employment Agreement, dated March 4, 2013, by and between Mannatech and Roy Truett.	8-K	000-24657	10.1	March 6, 2013
10.58	Separation Agreement and General Release, dated January 30, 2014, by and between Mannatech and Roy Truett.	10-K	000-24657	10.60	March 18, 2014
10.59	Executive Service Agreement between Mannatech Korea, Ltd. and Yong Jae (Patrick) Park, dated October 1, 2009.	10-Q	000-24657	10.1	May 12, 2015
10.60	First Amendment to Employment Agreement between Mannatech Incorporated and Robert A. Sinnott, MNS, PhD, dated December 18, 2008.	10-Q	000-24657	10.2	May 12, 2015
10.61
Supply Agreement between Natural Aloe de Costa Rica, S.A. and Mannatech, dated as of November 22, 2016 (portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act)
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