Form 10-Q
period 2017-03-31
MANNATECH INC
filed 2017-05-09
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 28, 2017, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,710,858.

MANNATECH, INCORPORATED

Special Note Regarding Forward-Looking Statements

Certain disclosures and analyses in this Form 10-Q, including information incorporated by reference, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to various risks and uncertainties. Opinions, forecasts, projections, guidance, or other statements other than statements of historical fact are considered forward-looking statements and reflect only current views about future events and financial performance. Some of these forward-looking statements include statements regarding:
•management’s plans and objectives for future operations;
•existing cash flows being adequate to fund future operational needs;

•	future plans related to budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;
•the realization of net deferred tax assets;
•the ability to curtail operating expenditures;
•global statutory tax rates remaining unchanged;
•the impact of future market changes due to exposure to foreign currency translations;
•the possibility of certain policies, procedures, and internal processes minimizing exposure to market risk;
•the impact of new accounting pronouncements on financial condition, results of operations, or cash flows;
•the outcome of new or existing litigation matters;
•the outcome of new or existing regulatory inquiries or investigations; and
•other assumptions described in this report underlying such forward-looking statements.
Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2016, and the “Risk Factors” section in Part II, Item 1A of this Form 10-Q, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:
•overall growth or lack of growth in the nutritional supplements industry;
•plans for expected future product development;
•changes in manufacturing costs;
•shifts in the mix of packs and products;

•	the future impact of our planned changes to global associate career and compensation plans or incentives or the regulations thereto;
•the ability to attract and retain independent associates and members;
•new regulatory changes that may affect operations, products or compensation plans or incentives;
•the competitive nature of our business with respect to products and pricing;
•publicity related to our products or network-marketing; and
•the political, social, and economic climate of the countries in which we operate.
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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	March 31, 2017 (unaudited)	December 31, 2016
Cash and cash equivalents	$29,447	$28,687
Restricted cash	1,511	1,510
Accounts receivable, net of allowance of $486 and $463 in 2017 and 2016, respectively	178	298
Income tax receivable	163	1,587
Inventories, net	13,416	11,961
Prepaid expenses and other current assets	3,625	3,483
Deferred commissions	3,214	3,229
Total current assets	51,554	50,755
Property and equipment, net	3,631	3,611
Construction in progress	1,050	1,012
Long-term restricted cash	6,936	6,429
Other assets	3,914	4,013
Long-term deferred tax assets, net	5,603	5,368
Total assets	$72,688	$71,188
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$367	$357
Accounts payable	5,912	5,223
Accrued expenses	4,991	5,605
Commissions and incentives payable	9,116	8,799
Taxes payable	711	1,040
Current notes payable	999	801
Deferred revenue	8,355	8,156
Total current liabilities	30,451	29,981
Capital leases, excluding current portion	276	261
Long-term deferred tax liabilities	30	29
Long-term notes payable	427	567
Other long-term liabilities	1,448	1,465
Total liabilities	32,632	32,303

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,758,275 shares issued and 2,710,858 shares outstanding as of March 31, 2017 and 2,758,275 shares issued and 2,688,790 shares outstanding as of December 31, 2016	—	—
Additional paid-in capital	35,873	38,190
Retained earnings	5,747	7,331
Accumulated other comprehensive income	4,213	1,834
Treasury stock, at average cost, 47,417 shares as of March 31, 2017 and 69,485 shares as of December 31, 2016, respectively	(5,777)	(8,470)
Total shareholders’ equity	40,056	38,885
Total liabilities and shareholders’ equity	$72,688	$71,188
See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended March 31,
	2017	2016
Net sales	$40,641	$40,708
Cost of sales	8,762	8,389
Gross profit	31,879	32,319

Operating expenses:
Commissions and incentives	17,081	15,618
Selling and administrative expenses	8,654	8,142
Depreciation and amortization expense	502	443
Other operating costs	7,676	7,580
Total operating expenses	33,913	31,783

Income (loss) from operations	(2,034)	536
Interest income (expense)	29	(13)
Other income, net	41	334
Income (loss) before income taxes	(1,964)	857

Income tax provision (benefit)	(717)	266
Net income (loss)	$(1,247)	$591

Earnings (loss) per common share:
Basic	$(0.46)	$0.22
Diluted	$(0.46)	$0.21

Weighted-average common shares outstanding:
Basic	2,701	2,696
Diluted	2,701	2,780

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(1,247)	$591
Foreign currency translations	2,379	587
Comprehensive income	$1,132	$1,178

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2016	$—	$38,190	$7,331	$1,834	$(8,470)	$38,885
Net loss	—	—	(1,247)	—	—	(1,247)
Declared dividends	—	—	(337)	—	—	(337)
Charge related to stock-based compensation	—	77	—	—		77
Issuance of unrestricted shares	—	(1,228)	—	—	1,473	245
Stock option exercises	—	(1,166)	—	—	1,220	54
Foreign currency translations	—	—	—	2,379	—	2,379
Balance at March 31, 2017	$—	$35,873	$5,747	$4,213	$(5,777)	$40,056

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,247)	$591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	502	443
Provision for inventory losses	111	88
Provision for doubtful accounts	44	243
Loss on disposal of assets	—	3
Stock-based compensation expense	322	218
Deferred income taxes	(187)	28
Changes in operating assets and liabilities:
Accounts receivable	82	(89)
Income tax receivable	1,431	(4)
Inventories	(1,213)	(1,951)
Prepaid expenses and other current assets	246	(673)
Other assets	327	(35)
Deferred commissions	88	(470)
Accounts payable	638	2,912
Accrued expenses and other liabilities	(838)	(1,591)
Taxes payable	(383)	669
Commissions and incentives payable	119	689
Deferred revenue	44	1,119
Change in restricted cash	(14)	(14)
Net cash provided by operating activities	72	2,176
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(361)	(709)
Net cash used in investing activities	(361)	(709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	54	12
Payment of cash dividends	(337)	—
Repayment of capital lease obligations	(412)	(364)
Net cash used in financing activities	(695)	(352)
Effect of currency exchange rate changes on cash and cash equivalents	1,744	472
Net increase in cash and cash equivalents	760	1,587
Cash and cash equivalents at the beginning of the period	28,687	31,994
Cash and cash equivalents at the end of the period	$29,447	$33,581
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$255	$5,335
Interest paid on capital leases and financing arrangements	$18	$26
Assets acquired through financing arrangements	$130	$409
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

Independent associates (“associates”) purchase the Company’s products at published wholesale prices to either sell to retail customers or for personal use. Members purchase the Company’s products at a discount from published retail prices primarily for personal use. The Company cannot distinguish products sold for personal use from other sales because it is not involved with the products after delivery, other than usual and customary product warranties and returns. Only associates are eligible to earn commissions and incentives. In addition, the Company operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai Daily Necessity & Health Products Co., Ltd. (“Meitai”), is operating as a traditional retailer under a cross-border e-commerce model in China. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2016 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2016 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 14, 2017 (the “2016 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2016 Annual Report.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of March 31, 2017 and December 31, 2016, credit card receivables were $1.8 million and $0.5 million, respectively. As of March 31, 2017 and December 31, 2016, cash and cash equivalents held in bank accounts in foreign countries totaled $27.7 million and $27.5 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of March 31, 2017 and December 31, 2016, our total restricted cash was $8.4 million and $7.9 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of each March 31, 2017 and December 31, 2016, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of each March 31, 2017 and December 31, 2016, the Company held an allowance for doubtful accounts of $0.5 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of March 31, 2017 and December 31, 2016, other assets were $3.9 million and $4.0 million, respectively, and primarily consisted of deposits for building leases in various locations of $2.0 million and $2.2 million, respectively. Additionally, included in the March 31, 2017 and December 31, 2016 balances was $1.7 million and $1.5 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in each of the March 31, 2017 and December 31, 2016 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable

Notes payable were $1.4 million at each of March 31, 2017 and December 31, 2016, as a result of funding from a capital financing agreement related to our investment in computer hardware and software and other financing arrangements. At March 31, 2017, the current portion was $1.0 million and the long-term portion was $0.4 million.  At December 31, 2016, the current portion was $0.8 million and the long-term portion was $0.6 million.

Other Long-Term Liabilities

Other long-term liabilities were $1.4 million and $1.5 million as of March 31, 2017 and December 31, 2016, respectively.  At each of March 31, 2017 and December 31, 2016, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes of the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed March 14, 2017). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition.  At March 31, 2017 and December 31, 2016, accrued restoration costs related to these leases amounted to $0.5 million and $0.6 million, respectively.  At March 31, 2017 and December 31, 2016, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.4 million and $0.5 million, respectively. (see Note 10, Employee Benefit Plans, of the Company’s 10-K, filed March 14, 2017).

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Transactions

In connection with a confidential settlement agreement discussed in Note 7 Litigation, an associate position valued at $0.8 million is being transferred to NutraScoop, LLC. Jim Hill is the managing member and Marlin Ray Robbins is a member of NutraScoop, LLC. Mr. Robbins is a major shareholder and the father of Mr. Kevin Robbins, a member of the Company's Board of Directors.

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At March 31, 2017 and December 31, 2016, the Company’s deferred revenue was $8.4 million and $8.2 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. The deferred revenue associated with the loyalty program at each of March 31, 2017 and December 31, 2016 was $7.0 million. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.2 million at each of March 31, 2017 and December 31, 2016.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited	(6,963)
Loyalty points used	(15,451)
Loyalty points vested	20,085
Loyalty points unvested	1,289
Loyalty deferred revenue as of December 31, 2016	$7,033

Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited	(1,288)
Loyalty points used	(3,443)
Loyalty points vested	3,020
Loyalty points unvested	1,656
Loyalty deferred revenue as of March 31, 2017	$6,978

The Company estimates a sales return reserve for expected sales refunds based on historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the three months ended March 31, 2017 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2017	$129
Provision related to sales made in current period	288
Adjustment related to sales made in prior periods	(31)
Actual returns or credits related to current period	(166)
Actual returns or credits related to prior periods	(98)
Sales reserve as of March 31, 2017	$122

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

Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Denmark, Norway, Sweden, Colombia, Mexico and China operations, remeasurement of intercompany balances classified as equity in its Korea, Mexico and Cyprus operations, and changes in the pension obligation for its Japanese employees.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standard Updated ("ASU") 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes during the first quarter of 2017 and applied it retrospectively to all deferred tax assets and liabilities. This ASU requires classification of deferred income taxes as non-current on the consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the consolidated balance sheets. The adoption had an immaterial prior year balance sheet change in classification between current deferred tax assets and long-term deferred tax assets.

The Company adopted the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the first quarter of 2017. The updated guidance changes how companies account for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of such awards in the statement of cash flows. ASU 2016-09 became effective for us on January 1, 2017. ASU 2016-09 requires that excess tax benefits and deficiencies resulting from the vesting or exercise of stock-based compensation awards to be recognized in the income statement on a prospective basis. Previously, these amounts were recognized in additional paid-in capital. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted shares. In accordance with the standard, we elected to continue our historical approach of estimating forfeitures during the award vesting period. ASU 2016-09 had no material impact to the calculation of weighted average shares outstanding for the three month period ended March 31, 2017. The adoption of this standard did not have a material effect on our consolidated financial statements for the three months ended March 31, 2017.

Accounting Pronouncements Issued But Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. An implementation team has gained an understanding of the standard’s revenue recognition model, is completing the review and documentation of our contracts, and is analyzing whether enhancements are needed to our business and accounting systems.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Management is currently in the initial stages of evaluating the future impact of ASU 2016-02 on its consolidated financial position, results of operations and cash flows.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Subtopic 230), which addresses the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment requires that a statement of cash flows explain the change during the period in the total of cash. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. Management is currently in the initial stages of evaluating the future impact of ASU 2016-18 on its consolidated financial position, results of operations and cash flows.
In February 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715), which requires an entity to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, ASU 2017-07 requires an entity to present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is currently fully evaluating the impact of this standard, but we do not expect it to have a material impact on the Company’s consolidated results of operations and financial condition.
Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at March 31, 2017 and December 31, 2016, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$406	$239
Finished goods	13,391	12,103
Inventory reserves for obsolescence	(381)	(381)
Total	$13,416	$11,961

NOTE 3: INCOME TAXES

For the three months ended March 31, 2017 and 2016, the Company’s effective tax rate was 36.5% and 31.0%, respectively, and was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three months ended March 31, 2017 generated a tax benefit due to loss before income tax. Items increasing the effective income tax rate are add-backs from foreign loss positions in certain jurisdictions and “Subpart F income” resulting from controlled foreign corporation operations. These increases were partially offset by the items decreasing the effective income tax rate that are primarily favorable foreign rate differences compared to the U.S. tax rate, foreign exchange gains and tax benefit recognition on exercised stock options. The effective tax rate for the three months ended March 31, 2016 was lower than what would have been expected if the U.S. federal statutory rate were applied to income before taxes. Items decreasing the effective income tax rates are primarily favorable foreign rate differences compared to U.S. tax rate, valuation allowance and foreign income tax credit attributable to profit positions in certain foreign jurisdictions.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the 2008 Stock Incentive Plan. In determining the potential dilution effect of outstanding stock options during the three months ended March 31, 2016, the Company used the quarterly average common stock close price of $18.50 per share. In determining the potential dilution effect of outstanding stock options during the three months ended March 31, 2017, the Company used the quarterly average common stock close price of $18.42 per share. For both the three months ended March 31, 2017 and March 31, 2016, approximately 0.1 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation as the effect would have been antidilutive. The Company reported a net loss for the three months ended March 31, 2017.

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, which was approved by shareholders. The Company grants stock options to employees, consultants, and board members at the fair market value of its common stock, on the date of grant, with a term no greater than 10 years. The majority of stock options vest over two or three years. Shareholders who own 10% or more of the Company’s outstanding stock are granted incentive stock options at an exercise price that may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and have a term no greater than five years.

In February 2008, the Company’s Board of Directors approved the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended (the “2008 Plan”), which reserved up to 100,000 (as adjusted for a 1-for-10 reverse stock split) shares of common stock for issuance of stock options and restricted stock to our employees, board members, and consultants, plus any shares reserved under the Company’s then-existing, unexpired stock plans for which options had not yet been issued, and any shares underlying outstanding options under the then-existing stock option plans that terminate without having been exercised in full. The 2008 Plan was approved by the Company’s shareholders at the 2008 Annual Shareholders’ Meeting and was amended at the 2012 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by 100,000 and amended again at the 2014 Annual Shareholders’ Meeting to increase the number of shares of common stock subject to the plan by an additional 130,000. As of March 31, 2017, the 2008 Plan had 68,326 stock options available for grant before the plan expires on February 20, 2018.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. The Company did not grant any options during each of the three months ended March 31, 2017 and 2016. The Company recognized compensation expense as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Total gross compensation expense	$77	$218
Total tax benefit associated with compensation expense	13	19
Total net compensation expense	$64	$199

As of March 31, 2017, the Company expects to record compensation expense in the future as follows (in thousands):

	Nine months ending December 31, 2017	Year ending December 31,
		2018	2019	2020
Total gross unrecognized compensation expense	$148	$106	$29	$—
Tax benefit associated with unrecognized compensation expense	24	13	—	—
Total net unrecognized compensation expense	$124	$93	$29	$—

NOTE 6: SHAREHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, displayed in the Consolidated Statement of Shareholders’ Equity, represents net income plus the results of certain shareholders’ equity changes not reflected in the Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations. The after-tax components of accumulated other comprehensive income, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2016	$1,534	$300	$1,834
Current-period change (1)	2,379	—	2,379
Balance as of March 31, 2017	$3,913	$300	$4,213
(1)No amounts reclassified from accumulated other comprehensive income.

Dividends

On February 23, 2017, the Board of Directors declared a dividend of $0.125 per share that was paid on March 29, 2017 to shareholders of record on March 8, 2017.

NOTE 7: LITIGATION

Breach of Contract

Diana Anselmo and New Day Today Corporation v. Mannatech, Incorporated, Case No. DC-15-01904, Judicial District Court, Dallas County, Texas

On February 18, 2015, Diana Anselmo and New Day Today Corporation (collectively, the “Plaintiffs”) filed suit against the Company alleging breach of contract pertaining to a portion of proceeds from a Mannatech associate position once held by Ray Gebauer, alleged to be Ms. Anselmo’s former husband.  Plaintiffs seek damages under the contract of approximately $600,000 in past commissions and between $2 million and $3.1 million in future commissions, as well as an award of attorney’s fees. As an alternative to future money damages, Plaintiffs seek a declaration that the Company must continue to pay Plaintiffs proceeds from Mr. Gebauer’s former account.

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

The Company filed a Motion for Summary Judgment on June 15, 2016, on the ground that Plaintiffs could not establish conditions precedent to their recovery as a matter of law.  Mediation was conducted on June 17, 2016; however, a final settlement could not be reached. The Court denied the Company’s Motion for Summary Judgment on August 31, 2016.  Plaintiffs filed a Motion for Summary Judgment on July 22, 2016, seeking dismissal of the Company’s counterclaim for damages.  The Court denied that motion on November 18, 2016.  The parties filed cross-motions for summary judgment on November 1, 2016, asking the Court to interpret certain provisions of the contract as a matter of law.  By order dated November 21, 2016, the Court denied the Company’s motion and granted the Plaintiffs’ motion on contract interpretation, finding that the contract affords Ms. Anselmo an ownership interest in Mr. Gebauer’s former account and that account remains eligible to earn commissions.

Discovery is complete. On March 3, 2017, the parties received notice from the Court that the case is scheduled for trial on June 5, 2017. The parties entered into a confidential settlement agreement on April 13, 2017. If the terms of the settlement are fully performed, the parties will seek dismissal of the case during the third quarter of 2017. On April 18, 2017, the Court set a dismissal hearing for July 31, 2017. The Company has accrued approximately $0.5 million in in estimated accrued liabilities related to this matter. It is not possible at this time to predict whether the Company will incur any additional liability in connection with this matter if the terms of the settlement are not fully performed. However, the Company believes it has a valid defense and will vigorously defend this claim. This matter remains open.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Administrative Proceedings

Mannatech Korea, Ltd. v. Busan Custom Office, Busan District Court, Korea

On or before April 12, 2015, Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013.  The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, all of which was paid in January 2014. Both parties submitted a response to the Court’s inquiry on January 15, 2016. The final hearing for the case was held on May 26, 2016 where each party presented their respective arguments. The Court set the decision hearing on October 27, 2016, and the Court decided the case in the Company’s favor. However, on November 18, 2016, BCO filed an appeal to the Busan High Court. The first hearing occurred on March 31, 2017, and the second hearing occurred on April 21, 2017. The final hearing will be held on June 2, 2017, and the decision date will be decided at this hearing. This matter remains open.

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

On November 5, 2015, the Court issued an Order accepting Defendant’s stipulation of infringement under the Court’s claim interpretation and granted the Company’s partial motion for summary judgment and issued a permanent injunction against Defendants’ infringement of the Patents. The Court stayed the permanent injunction until the conclusion of Defendants’ appeal to the U.S. Court of Appeals for the Federal Circuit (the “Court of Appeals”). On December 3, 2015, Defendants filed their Notice of Appeal which was docketed by the Court of Appeals on December 8, 2015. Defendants-Appellants filed their brief with the Court of Appeals on February 28, 2016. The Company-Appellee filed its brief with the Court of Appeals on March 24, 2016. Oral argument for the appeal was held on August 1, 2016. On August 5, 2016, the Court of Appeals issued a per curium opinion affirming the trial court’s judgment in favor of the Company. On August 10, 2016, the Company filed a motion to lift the stay of permanent injunction previously issued by the trial court. On August 24, 2016, the Company received confirmation from its counsel that Defendants changed the formulation of the infringing product to a formulation proposed by the Company. Defendants filed their response to the Company’s motion on August 31, 2016. The parties conferred via telephone and electronic mail on August 31, 2016 and September 1, 2016 regarding the Company’s motion and Defendants’ response. On September 1, 2016, the Company filed an Amended Certificate of Conference with the Court advising that the Company’s motion was now unopposed. On October 18, 2016, the Court entered an order lifting the stay and putting the permanent injunction back into full effect. The case is now in the damages phase and the Company will seek attorneys’ fees and have initiated collection of discovery for the assessment of damages. On March 31, 2017, the Court entered the Agreed Scheduling Order for trial on damages and determination of willfulness. A trial date has not yet been set. This matter remains open.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

This lawsuit continues the Company’s enforcement of its patent rights, and the Company intends to vigorously prosecute these matters.  Based on the previous successful patent infringement lawsuits against Country Life, LLC, Glycobiotics International, Inc., Techmedica Health, Inc., IonX Holdings, Inc., Boston Mountain Laboratories, Inc., Green Life, LLC, Xiong Lo, RBC Life Sciences, Inc. and RBC Life Sciences USA, Inc., the Company believes there is a strong likelihood that it will obtain permanent injunctions against the manufacture and sale of any infringing products for the duration of the Company’s patents.

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

On September 15, 2015, Shaklee filed two more Notices of Opposition for the UTH & Design and ÛTH applications. The Company filed Answers and Counterclaims on November 20, 2015. On January 25, 2016, the Company filed a motion to strike Shaklee’s affirmative defense on cancellation. On May 17, 2016, the TTAB granted the Company’s motion to strike Shaklee’s affirmative defense on cancellation. On August 9, 2016, Shaklee filed a Motion for Summary Judgment on the Company’s cancellation filing of its YOUTH mark stating that their mark is in use and they have not abandoned their rights. On September 9, 2016, the Company filed a Motion for Request for Discovery to Respond to Summary Judgment under Rule 56(d) stating that the Company cannot respond without sufficient information due to lack in discovery. On September 28, 2016, Shaklee filed a response to the Company’s motion to cancel the request for discovery. The Company filed a response in support of the motion under Rule 56(d) on October 18, 2016. On December 22, 2016, the TTAB requested that the Company send copies of the request for discovery to Shaklee by January 6, 2017. On March 28, 2017, the TTAB ruled on the 56(d) Motion, granting the Company’s motion in part to oblige Shaklee to answer the Company’s request for discovery related to Shaklee’s use or non-use of the YOUTH mark. Shaklee must answer the Company’s discovery request by May 4, 2017, and the Company expects to receive the response via postal mail. The Company will then have 20 days from Shaklee’s service to take a discovery deposition of their designated witness on the use/non-use of its YOUTH mark.

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

Fair Value Measurements and Disclosure (Topic 820) of the FASB establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2017.  The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2017 and December 31, 2016.

March 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$—	$—	$—	$—
Interest bearing deposits – various banks	21,305	—	—	21,305
Total assets	$21,305	$—	$—	$21,305
Amounts included in:
Cash and cash equivalents	$14,839	$—	$—	$14,839
Restricted cash	738	—	—	738
Long-term restricted cash	5,728	—	—	5,728
Total	$21,305	$—	$—	$21,305

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$12	$—	$—	$12
Interest bearing deposits – various banks	19,357	—	—	19,357
Total assets	$19,369	$—	$—	$19,369
Amounts included in:
Cash and cash equivalents	$13,326	$—	$—	$13,326
Restricted cash	737	—	—	737
Long-term restricted cash	5,306	—	—	5,306
Total	$19,369	$—	$—	$19,369

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: SEGMENT INFORMATION

The Company's primary operating and sole reporting segment is one where we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through network marketing distribution channels operating in twenty-five countries. Each of the business units sells similar packs and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates who occupy positions in our network and distribute products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales. The Company also operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai, is operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

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

Consolidated net sales shipped to customers in these regions, along with pack and product information for the three months ended March 31, were as follows (in millions, except percentages):

	Three months
Region	2017		2016
Americas	$15.5	38.2%	$16.0	39.3%
Asia/Pacific	21.9	53.9%	21.4	52.6%
EMEA	3.2	7.9%	3.3	8.1%
Totals	$40.6	100.0%	$40.7	100.0%

	Three months
	2017	2016
Consolidated product sales	$33.8	$33.7
Consolidated pack sales	5.7	5.8
Consolidated other, including freight	1.1	1.2
Consolidated total net sales	$40.6	$40.7
Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of March 31, 2017 and December 31, 2016, reside in the following regions, as follows (in millions):

Region	March 31, 2017	December 31, 2016
Americas	$3.1	$3.1
Asia/Pacific	1.5	1.4
EMEA	0.1	0.1
Total	$4.7	$4.6

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventory balances, which consist of raw materials, work in process, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	March 31, 2017	December 31, 2016
Americas	$5.6	$4.8
Asia/Pacific	5.0	4.2
EMEA	2.8	3.0
Total	$13.4	$12.0

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2017 as compared to the same periods in 2016, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 220,000 active independent associates and member positions held by individuals that had purchased our products and/or packs during the last 12 months, who we refer to as current independent associates and members. New pack sales and positions in our network are leading indicators for the long-term success of our business. New associate or member positions are created in our network when our packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 25 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of current independent associates and members that occupy sales or purchasing positions in our network; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure. During the fourth quarter of 2016, we commenced a non-direct selling business in China. Our subsidiary in China, Meitai, is operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

Current Economic Conditions and Recent Developments

Overall net sales decreased $0.1 million or 0.2%, to $40.6 million, during the three months ended March 31, 2017, as compared to the same period in 2016. For the three month period ended March 31, 2017, our net sales declined 2.5% on a Constant dollar basis (see Non-GAAP Financial Measures, below); favorable foreign exchange caused a $0.9 million increase in GAAP net sales as compared to the same period in 2016. For the three months ended March 31, 2017 and March 31, 2016, our operations outside of the Americas accounted for approximately 61.8% and 60.7%, respectively, of our consolidated net sales.

The net sales comparisons for the three-month periods ended March 31, 2017 and March 31, 2016 were affected by the loyalty program and the number of product orders placed.

•	The loyalty program increased first quarter 2017 net sales by $0.4 million as compared to the same period in 2016.

•
The number of orders decreased 6.8% during the first quarter 2017 to approximately 262,000 as compared to 281,000 during the same period in 2016. This decrease was partially offset by a $7 increase in average order value, to $170 for the three months ended March 31, 2017, as compared to $163 for the same period in 2016.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have decreased $1.0 million for the three months ended March 31, 2017. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	2017		2016		Change from 2017 to 2016
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$40,641	100.0%	$40,708	100.0%	$(67)	(0.2)%
Cost of sales	8,762	21.6%	8,389	20.6%	373	4.4%
Gross profit	31,879	78.4%	32,319	79.4%	(440)	(1.4)%

Operating expenses:
Commissions and incentives	17,081	42.0%	15,618	38.4%	1,463	9.4%
Selling and administrative expenses	8,654	21.3%	8,142	20.0%	512	6.3%
Depreciation and amortization expense	502	1.2%	443	1.1%	59	13.3%
Other operating costs	7,676	18.9%	7,580	18.6%	96	1.3%
Total operating expenses	33,913	83.4%	31,783	78.1%	2,130	6.7%
Income (loss) from operations	(2,034)	(5.0)%	536	1.3%	(2,570)	(479.5)%
Interest income (expense)	29	—%	(13)	—%	42	323.1%
Other income, net	41	0.1%	334	0.8%	(293)	(87.7)%
Income (loss) before income taxes	(1,964)	(4.9)%	857	2.1%	(2,821)	(329.2)%
Provision (Benefit) for income taxes	(717)	(1.8)%	266	0.6%	(983)	(369.5)%
Net income (loss)	$(1,247)	(3.1)%	$591	1.5%	$(1,838)	(311.0)%

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

Three-month period ended (in millions, except percentages)	March 31, 2017		March 31, 2016	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$40.6	$39.7	$40.7	$(1.0)	(2.5)%
Product	33.8	33.1	33.7	(0.6)	(1.8)%
Pack	5.7	5.5	5.8	(0.3)	(5.2)%
Other	1.1	1.1	1.2	(0.1)	(8.3)%
Gross Profit	31.9	31.2	32.3	(1.1)	(3.4)%
Income (loss) from Operations	(2.0)	(2.3)	0.6	(2.9)	(483.3)%

Net Sales

Consolidated net sales for the three months ended March 31, 2017 decreased by $0.1 million, or 0.2%, to $40.6 million as compared to $40.7 million for the same period in 2016.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended March 31, 2017 and 2016 were as follows (in millions, except percentages):

Region	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Americas	$15.5	38.2%	$16.0	39.3%
Asia/Pacific	21.9	53.9%	21.4	52.6%
EMEA	3.2	7.9%	3.3	8.1%
Total	$40.6	100.0%	$40.7	100.0%

For the three months ended March 31, 2017, net sales in the Americas decreased by $0.5 million, or 3.1%, to $15.5 million, as compared to $16.0 million for the same period in 2016. This decrease was primarily due to a 7.7% decline in the number of active independent associates and members partially offset by a 4.9% increase in revenue per active independent associate and member.

For the three months ended March 31, 2017, our operations outside of the Americas accounted for approximately 61.8% of our consolidated net sales, whereas in the same period in 2016, our operations outside of the Americas accounted for approximately 60.7% of our consolidated net sales.

For the three months ended March 31, 2017, Asia/Pacific net sales increased by $0.5 million, or 2.3%, to $21.9 million, as compared to $21.4 million for the same period in 2016. This increase was primarily due to a 7.9% increase in the number of active independent associates and members partially offset by a 5.1% decrease in revenue per active independent associate and member. During the three months ended March 31, 2017, the loyalty program increased sales by $0.3 million, as compared to the same period in 2016. Foreign currency exchange had the effect of increasing revenue by $0.7 million for the three months ended March 31, 2017, as compared to the same period in 2016. The currency impact is primarily due to the strengthening of the Korean Won, Australian Dollar, Japanese Yen, Taiwanese Dollar, New Zealand Dollar, and Hong Kong Dollar partially offset by the weakening of the Singapore Dollar and Chinese Yuan (Renminbi).

For the three months ended March 31, 2017, EMEA net sales decreased by $0.1 million, or 3%, to $3.2 million, as compared to $3.3 million for the same period in 2016. This decrease was primarily due to a 0.2% decrease in the number of active independent associates and members as well as a 2.9% decrease in revenue per active independent associate and member. During the three months ended March 31, 2017, the loyalty program in EMEA increased net sales by $0.1 million. Foreign currency exchange had the effect of increasing revenue by $0.3 million when the three-month period ending March 31, 2017 is compared to the same period in 2016.  The currency impact is primarily due to the strengthening of the South Africa Rand partially offset by the weakening of the British Pound.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in shipping fees;

•	changes in consumer demand;

•	changes in the number of independent associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

	Three Months Ended March 31		Change
	2017	2016	Dollar	Percentage
Consolidated product sales	$33.8	$33.7	$0.1	0.3%
Consolidated pack sales	5.7	5.8	(0.1)	(1.7)%
Consolidated other, including freight	1.1	1.2	(0.1)	(8.3)%
Total consolidated net sales	$40.6	$40.7	$(0.1)	(0.2)%

Product Sales

Our product sales are made to our independent associates at published wholesale prices. We also sell our products to members at discounted published retail prices. Product sales for the three months ended March 31, 2017 increased by $0.1 million, or 0.3%, as compared to the same period in 2016. The increase in product sales was primarily due to an increase in the average order value. The average order value for the three months ended March 31, 2017 was $161, as compared to $155 for the same period in 2016. The number of orders processed during the three months ended March 31, 2017 decreased by 7.6%, as compared to the same period in 2016.

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

The dollar amount of pack sales associated with new and continuing independent associates held by individuals in our network was as follows, for the three months ended March 31, (in millions, except percentages):

			Change
	2017	2016	Dollar	Percentage
New	$2.2	$2.3	$(0.1)	(4.3)%
Continuing	3.5	3.5	—	—%
Total	$5.7	$5.8	$(0.1)	(1.7)%

Total pack sales for the three months ended March 31, 2017 decreased by $0.1 million, or 1.7%, to $5.7 million, as compared to $5.8 million for the same period in 2016. Average pack value for the three months ended March 31, 2017 was $199, as compared to $197 for the same period in 2016. The total number of packs sold decreased by 900, or 3.1%, to 28,500 for the three months ended March 31, 2017, as compared to the same period in 2016.

Pack sales correlate to new associates positions held by individuals in our network when a starter pack is purchased and to continuing associate positions held by individuals in our network when an upgrade or a renewal pack is purchased. However, there is no direct correlation between product sales and the number of new and continuing associate positions and members positions held by individuals in our network because associates and members utilize products at different volumes.

During 2016 and continuing into 2017, we took the following actions to recruit and retain associates and members:

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

The approximate number of new and continuing active independent associates and members who purchased our packs or products during the twelve months ended March 31, 2017 and 2016 were as follows:

	2017		2016
New	102,000	46.4%	94,000	43.1%
Continuing	118,000	53.6%	124,000	56.9%
Total	220,000	100.0%	218,000	100.0%

Recruitment of new independent associates and members decreased 3.8% in the first quarter of 2017, as compared to the first quarter of 2016. The number of new independent associate and member positions held by individuals in our network for the first quarter of 2017 was approximately 22,900, as compared to 23,800 for the same period in 2016.

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

For the three months ended March 31, 2017, other sales decreased by $0.1 million, or 8.3%, to $1.1 million, as compared to $1.2 million for the same period in 2016. The decrease was primarily due to a decrease in freight revenue partially offset by lower sales refunds.

Gross Profit

For the three months ended March 31, 2017, gross profit decreased by $0.4 million, or 1.4%, to $31.9 million, as compared to $32.3 million for the same period in 2016. For the three months ended March 31, 2017, gross profit as a percentage of net sales decreased to 78.4%, as compared to 79.4% for the same period in 2016. During the three months ending March 31, 2016, we enjoyed a positive reduction in costs related to a raw material. During the three months ending March 31, 2017, we incurred other non-recurring charges.

Commissions and Incentives

Commission expenses for the three months ended March 31, 2017 increased by 8.6%, or $1.3 million, to $16.5 million, as compared to $15.2 million for the same period in 2016. For the three months ended March 31, 2017, commissions as a percentage of net sales increased to 40.6% from 37.4% for the same period in 2016 due to the commission expense on the pre-launch in certain Asia/Pacific markets of new products available after our annual convention held in April 2017.

Incentive costs for the three months ended March 31, 2017 increased by 50.0%, or $0.2 million, to $0.6 million, as compared to $0.4 million for the same period in 2016 due to new incentives in growth markets. For the three months ended March 31, 2017, incentives as a percentage of net sales increased to 1.4% from 0.9% for the same period in 2016.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended March 31, 2017, selling and administrative expenses increased by $0.5 million, or 6.3%, to $8.6 million, as compared to $8.1 million for the same period in 2016. The increase in selling and administrative expenses consisted of a $0.3 million increase in marketing related costs and a $0.3 million increase in payroll costs in our headquarters, Korea, Hong Kong, and Colombia offices, offset by $0.1 million decrease in stock based compensation expense. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2017 increased to 21.3% from 20.0% for the same period in 2016.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended March 31, 2017, other operating costs increased by $0.1 million, or 1.3%, to $7.7 million, as compared to $7.6 million for the same period in 2016. For the three months ended March 31, 2017, other operating costs as a percentage of net sales increased to 18.9% from 18.6% for the same period in 2016. The increase in operating costs was due to a $0.8 million increase in legal and consulting fees, which includes $0.5 million of liabilities in connection with the settlement of legal proceedings (see Note 7 Litigation) and $0.2 million in stock granted to the Board of Directors. This cost is partially offset by a $0.7 million decrease in travel and entertainment costs.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ending March 31, 2017 and 2016, respectively.

Other Income, Net

Due to foreign exchange gains and losses, other income was $41 thousand and $0.3 million for the three months ending March 31, 2017 and 2016, respectively.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three month periods ended March 31:

Country	2017	2016
Australia	30.0%	30.0%
Canada	26.5%	26.5%
China	25.0%	25.0%
Colombia	34.0%	25.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar	10.0%	10.0%
Hong Kong	16.5%	16.5%
Japan	34.8%	35.4%
Mexico	30.0%	30.0%
Norway	24.0%	25.0%
Republic of Korea	22.0%	22.0%
Russia(1)	20.0%	—%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
Ukraine(2)	18.0%	18.0%
United Kingdom	20.0%	20.0%
United States	37.5%	37.5%
(1)On Aug 1, 2016, the Company established a legal entity in Russia called Mannatech RUS Ltd., but currently does not operate in Russia.        (2)On Mar 21, 2014, the Company suspended operations in Ukraine, but maintains the legal entity, Mannatech Ukraine LLC.
Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

We use the recognition and measurement provisions of the FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction.

For the periods ended March 31, 2017 and December 31, 2016, we maintained the following valuation allowances for deferred tax assets totaling $8.2 million and $8.5 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met:

Country	March 31, 2017	December 31, 2016
Colombia	$0.4	$0.3
Mexico	2.6	2.4
Sweden	0.1	0.1
Switzerland	—	0.1
Taiwan	0.8	1.3
Ukraine	0.1	0.1
United States	4.1	4.1
Other Jurisdictions	$0.1	$0.1
Total	$8.2	$8.5

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three months ended March 31, 2017 and 2016, the Company’s effective tax rate was 36.5 % and 31.0%, respectively. For the three months ended March 31, 2017, the effective tax rate generated a tax benefit due to loss before income tax. Items increasing the effective income tax rate are add-backs from foreign loss positions in certain jurisdictions and “Subpart F income” resulting from controlled foreign corporation operations. These increases were partially offset by the items decreasing the effective income tax rate that are primarily favorable foreign rate differences compared to U.S. tax rate, foreign exchange gains and tax benefit recognition on exercised stock options. The effective tax rate for the three months ended March 31, 2016 was slightly lower than what would have been expected if the U.S. federal statutory rate were applied to the income before taxes. Items decreasing the effective income tax rates are primarily favorable foreign rate differences compared to U.S. tax rate, valuation allowance and foreign income tax credit attributable to profit positions in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of March 31, 2017, our cash and cash equivalents increased by 2.4%, or $0.7 million, to $29.4 million from $28.7 million as of December 31, 2016. The Company is required to restrict cash for direct selling insurance premiums and credit card sales in the Republic of Korea. The current portion of restricted cash balances were $1.5 million at each of March 31, 2017 and December 31, 2016. Finally, fluctuations in currency rates produced an increase of $1.7 million and $0.5 million in cash and cash equivalents for the three months period ending March 31, 2017 and 2016, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2017 and December 31, 2016, our working capital was $21.1 million and $20.8 million, respectively. The most significant changes to working capital were due to inventory and income tax receivable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Provided by/(Used in):	2017	2016
Operating activities	$0.1	$2.2
Investing activities	$(0.4)	$(0.7)
Financing activities	$(0.7)	$(0.4)

Operating Activities

Cash provided by operating activities was $0.1 million for the three months ended March 31, 2017, compared to cash provided by operating activities of $2.2 million for the same period in 2016. During the three months ended March 31, 2017, our accounts payable increased as we purchased inventory. A source of cash during the current quarter was from our tax receivable.

Investing Activities

For the three months ended March 31, 2017 and 2016, our investing activities used cash of $0.4 million and $0.7 million, respectively. During the three months ended March 31, 2017, we invested approximately $0.2 million in back-office software projects, approximately $0.1 million in leasehold improvements in various international offices and training centers and less than $0.1 million in office equipment. During the three months ended March 31, 2016, we invested approximately $0.7 million in back-office software projects and leasehold improvements.

Financing Activities

For the three months ended March 31, 2017, we used $0.4 million in the repayment of capital lease obligations and $0.3 million in payments of dividends to shareholders, which was partially offset by cash provided by the exercise of stock options. For the three months ended March 31, 2016, we used $0.4 million in the repayment of capital lease obligations, which was partially offset by cash provided by the exercise of stock options.

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

Long Term Liquidity

We believe our cash flows from operations should be adequate to fund our normal expected future business operations. As our primary source of liquidity is from our cash flows from operations, this will be dependent on our ability to maintain or improve revenue as compared to operational expenses.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of March 31, 2017, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Capital lease obligations	$292	$235	$80	$40	$—	$—	$647
Purchase obligations (1)(2)	3,820	5,666	5,666	4,675	—	—	19,827
Operating leases	2,115	1,991	882	141	20	12	5,161
Note payable and other financing arrangements	828	641	—	—	—	—	1,469
Employment agreements	750	223	—	—	—	—	973
Royalty agreement	44	59	59	59	6	—	227
Tax liability (3)	590	—	—	—	—	159	749
Other obligations (4)	352	23	141	89	38	1,001	1,644
Total commitments and obligations	$8,791	$8,838	$6,828	$5,004	$64	$1,172	$30,697

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $12.8 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of March 31, 2017.
(3)Represents the tax liability associated with uncertain tax positions, see Note 3 "Income Taxes" to our Consolidated Financial Statements.
(4)Other obligations are composed of pension obligations related to the Company's international operations (approximately $1.1 million) and lease restoration obligations (approximately $0.5 million).

We have maintained purchase commitments with certain raw material suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. Currently, we have one supply agreement that requires minimum purchase commitments. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These other agreements do not require us to purchase any set minimums. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possible benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any special-purpose entity arrangements, nor do we have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2017.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of March 31, 2017, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at March 31, 2017
Office furniture and equipment	5 to 7 years	$0.6 million
Computer hardware and software	3 to 5 years	1.9 million
Automobiles	3 to 5 years	0 million
Leasehold improvements (1)	2 to 10 years	1.1 million
Total net carrying value at March 31, 2017		$3.6 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the three months ended March 31, 2017 and the year ended December 31, 2016.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of March 31, 2017, we recorded $0.2 million in other long-term liabilities and $0.6 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “ more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2017, we had valuation allowance for deferred tax assets arising from our operations of $8.2 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of March 31, 2017, we had deferred tax assets, after valuation allowance, totaling $5.6 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of revenue. At March 31, 2017 and December 31, 2016, deferred revenue was $8.4 million and $8.2 million respectively. When participating in the Company’s loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program was $7.0 million at each of March 31, 2017 and December 31, 2016. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.2 million at each of March 31, 2017 and December 31, 2016.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited	(6,963)
Loyalty points used	(15,451)
Loyalty points vested	20,085
Loyalty points unvested	1,289
Loyalty deferred revenue as of December 31, 2016	$7,033

Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited	(1,288)
Loyalty points used	(3,443)
Loyalty points vested	3,020
Loyalty points unvested	1,656
Loyalty deferred revenue as of March 31, 2017	$6,978

Product Return Policy

We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our associates and members to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our associates and members are as follows:

•
Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original associate who sold the product and receive a full cash refund from the associate for the first 180 days following the product’s purchase if located in the United States and Canada, and for the first 90 days following the product’s purchase in other countries where we sell our products.  The associate may then return or exchange the product based on the associate product return policy.

•
Associate and Member Product Return Policy. This policy allows the associate or member to return an order within one year of the purchase date upon terminating his/her account. If an associate or member returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the associate or member to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in other countries where we sell our products for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate’s or member’s account.

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of March 31, 2017, we had 68,326 shares available for grant in the future. We did not grant any stock options during the three months ended March 31, 2017.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. An implementation team has gained an understanding of the standard’s revenue recognition model, is completing the review and documentation of our contracts, and is analyzing whether enhancements are needed to our business and accounting systems.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements.

See Note 1 to our Consolidated Financial Statements for further information on recent accounting pronouncements.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2017 were as follows:

	Three months ended March 31, 2017			As of March 31, 2017
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.72066	0.77228	0.75728	0.76648
Canada (Canadian Dollar)	0.74057	0.76839	0.75553	0.75051
China (Renminbi)	0.14383	0.14613	0.14517	0.14513
Colombia (Peso)	0.00033	0.00036	0.00034	0.00035
Czech Republic (Koruna)	0.03863	0.04022	0.03945	0.03971
Denmark (Kroner)	0.14032	0.14601	0.14332	0.14432
Hong Kong (Hong Kong Dollar)	0.12869	0.12896	0.12887	0.12869
Japan (Yen)	0.00850	0.00906	0.00879	0.00899
Mexico (Peso)	0.04562	0.05345	0.04930	0.05345
New Zealand (New Zealand Dollar)	0.69034	0.73257	0.71133	0.70212
Norway (Krone)	0.11564	0.12213	0.11861	0.11726
Republic of Korea (Won)	0.00083	0.00091	0.00087	0.00090
Singapore (Singapore Dollar)	0.69018	0.71742	0.70579	0.71679
South Africa (Rand)	0.07271	0.08044	0.07572	0.07707
Sweden (Krona)	0.10943	0.11459	0.11211	0.11242
Switzerland (Franc)	0.97481	1.01444	0.99597	1.00276
Taiwan (New Taiwan Dollar)	0.03084	0.03312	0.03219	0.03302
United Kingdom (British Pound)	1.20519	1.26266	1.23849	1.24555
Various countries (1) (Euro)	1.04322	1.08617	1.06554	1.07370
(1)Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 7, “Litigation,” of our Notes to Unaudited Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

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

MANNATECH, INCORPORATED

Dated: May 9, 2017	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: May 9, 2017	By:	/s/ David A. Johnson
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