Form 10-Q
period 2017-06-30
MANNATECH INC
filed 2017-08-08
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2017
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
Yes ☐ No ☒

As of July 31, 2017, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,711,372.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	June 30, 2017 (unaudited)	December 31, 2016
Cash and cash equivalents	$35,561	$28,687
Restricted cash	1,514	1,510
Accounts receivable, net of allowance of $507 and $463 in 2017 and 2016, respectively	405	298
Income tax receivable	3	1,587
Inventories, net	10,868	11,961
Prepaid expenses and other current assets, net	2,659	3,483
Deferred commissions	3,233	3,229
Total current assets	54,243	50,755
Property and equipment, net	3,234	3,611
Construction in progress	1,294	1,012
Long-term restricted cash	6,776	6,429
Other assets	3,617	4,013
Long-term deferred tax assets, net	5,595	5,368
Total assets	$74,759	$71,188
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$392	$357
Accounts payable	6,130	5,223
Accrued expenses	5,139	5,605
Commissions and incentives payable	9,679	8,799
Taxes payable	1,528	1,040
Current notes payable	843	801
Deferred revenue	8,326	8,156
Total current liabilities	32,037	29,981
Capital leases, excluding current portion	182	261
Long-term deferred tax liabilities	30	29
Long-term notes payable	286	567
Other long-term liabilities	1,413	1,465
Total liabilities	33,948	32,303

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,753,789 shares issued and 2,711,372 shares outstanding as of June 30, 2017 and 2,758,275 shares issued and 2,688,790 shares outstanding as of December 31, 2016	—	—
Additional paid-in capital	35,293	38,190
Retained earnings	7,202	7,331
Accumulated other comprehensive income	3,482	1,834
Treasury stock, at average cost, 42,417 shares as of June 30, 2017 and 69,485 shares as of December 31, 2016, respectively	(5,166)	(8,470)
Total shareholders’ equity	40,811	38,885
Total liabilities and shareholders’ equity	$74,759	$71,188
See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$47,686	$48,810	$88,327	$89,518
Cost of sales	8,786	10,100	17,548	18,489
Gross profit	38,900	38,710	70,779	71,029

Operating expenses:
Commissions and incentives	18,994	20,417	36,075	36,034
Selling and administrative expenses	9,978	9,730	18,632	18,322
Depreciation and amortization expense	453	477	955	920
Other operating costs	6,656	8,198	14,332	15,329
Total operating expenses	36,081	38,822	69,994	70,605

Income (loss) from operations	2,819	(112)	785	424
Interest income	19	23	48	11
Other income (expense), net	(9)	(1,037)	32	(703)
Income (loss) before income taxes	2,829	(1,126)	865	(268)

Income tax provision	(1,034)	(206)	(317)	(472)
Net income (loss)	$1,795	$(1,332)	$548	$(740)

Earnings (loss) per common share:
Basic	$0.66	$(0.49)	$0.20	$(0.27)
Diluted	$0.65	$(0.49)	$0.19	$(0.27)

Weighted-average common shares outstanding:
Basic	2,711	2,707	2,706	2,701
Diluted	2,778	2,707	2,775	2,701

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$1,795	$(1,332)	$548	$(740)
Foreign currency translations	(731)	917	1,648	1,504
Comprehensive income (loss)	$1,064	$(415)	$2,196	$764

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY – (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2016	$—	$38,190	$7,331	$1,834	$(8,470)	$38,885
Net income	—	—	548	—	—	548
Declared dividends	—	—	(677)	—	—	(677)
Charge related to stock-based compensation	—	143	—	—	—	143
Issuance of unrestricted shares	—	(1,228)	—	—	1,473	245
Stock option exercises	—	(1,748)	—	—	1,831	83
Repurchase of common stock	—	(64)	—	—	—	(64)
Foreign currency translations	—	—	—	1,648	—	1,648
Balance at June 30, 2017	$—	$35,293	$7,202	$3,482	$(5,166)	$40,811

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$548	$(740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	955	920
Provision for inventory losses	202	157
Provision for doubtful accounts	73	422
Loss on disposal of assets	—	3
Stock-based compensation expense	388	360
Deferred income taxes	(191)	(166)
Changes in operating assets and liabilities:
Accounts receivable	(169)	(167)
Income tax receivable	1,590	(8)
Inventories	1,155	(2,412)
Prepaid expenses and other current assets	1,207	590
Other assets	561	400
Deferred commissions	51	(674)
Accounts payable	882	3,704
Accrued expenses and other liabilities	(701)	(934)
Taxes payable	493	469
Commissions and incentives payable	730	1,832
Deferred revenue	57	1,814
Change in restricted cash	(19)	—
Net cash provided by operating activities	7,812	5,570
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(680)	(1,408)
Net cash used in investing activities	(680)	(1,408)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	83	11
Repurchase of common stock	(64)	—
Payment of cash dividends	(677)	—
Repayment of capital lease obligations	(778)	(723)
Net cash used in financing activities	(1,436)	(712)
Effect of currency exchange rate changes on cash and cash equivalents	1,178	1,477
Net increase in cash and cash equivalents	6,874	4,927
Cash and cash equivalents at the beginning of the period	28,687	31,994
Cash and cash equivalents at the end of the period	$35,561	$36,921
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$479	$1,519
Interest paid on capital leases and financing arrangements	$37	$63
Assets acquired through financing arrangements	$130	$409
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements.” However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2016 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2016 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 14, 2017 (the “2016 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2016 Annual Report.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of June 30, 2017 and December 31, 2016, credit card receivables were $2.6 million and $0.5 million, respectively. As of June 30, 2017 and December 31, 2016, cash and cash equivalents held in bank accounts in foreign countries totaled $32.3 million and $27.5 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of June 30, 2017 and December 31, 2016, our total restricted cash was $8.3 million and $7.9 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of each of June 30, 2017 and December 31, 2016, receivables consisted primarily of amounts due from members and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of each of June 30, 2017 and December 31, 2016, the Company held an allowance for doubtful accounts of $0.5 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2017 and December 31, 2016, other assets were $3.6 million and $4.0 million, respectively, and primarily consisted of deposits for building leases in various locations of $1.8 million and $2.2 million, respectively. Additionally, included in the June 30, 2017 and December 31, 2016 balances was $1.6 million and $1.5 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in each of the June 30, 2017 and December 31, 2016 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable

As of June 30, 2017 and December 31, 2016, notes payable were $1.1 million and $1.4 million, respectively, as a result of funding from a capital financing agreement related to our investment in computer hardware and software and other financing arrangements. At June 30, 2017, the current portion was $0.8 million and the long-term portion was $0.3 million.  At December 31, 2016, the current portion was $0.8 million and the long-term portion was $0.6 million.

Other Long-Term Liabilities

Other long-term liabilities were $1.4 million and $1.5 million as of June 30, 2017 and December 31, 2016, respectively.  At each of June 30, 2017 and December 31, 2016, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes of the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed March 14, 2017). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition.  At June 30, 2017 and December 31, 2016, accrued restoration costs related to these leases amounted to $0.5 million and $0.6 million, respectively.  At June 30, 2017 and December 31, 2016, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.4 million and $0.5 million, respectively. (see Note 10, Employee Benefit Plans, of the Company’s 10-K, filed March 14, 2017).

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Transactions

In connection with a confidential settlement agreement discussed in Note 7 Litigation, an associate position valued at $0.8 million was transferred to NutraScoop, LLC. Jim Hill is the managing member and Marlin Ray Robbins is a member of NutraScoop, LLC. Mr. Robbins is a major shareholder and the father of Mr. Kevin Robbins, a member of the Company's Board of Directors.

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

The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. The Company defers certain components of its revenue. At June 30, 2017 and December 31, 2016, the Company’s deferred revenue was $8.3 million and $8.2 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. The deferred revenue associated with the loyalty program at June 30, 2017 and December 31, 2016 was $6.2 million and $7.0 million, respectively. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.2 million at each of June 30, 2017 and December 31, 2016.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited or expired	(6,963)
Loyalty points used	(15,451)
Loyalty points vested	20,085
Loyalty points unvested	1,289
Loyalty deferred revenue as of December 31, 2016	$7,033

Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited or expired	(3,370)
Loyalty points used	(6,957)
Loyalty points vested	7,585
Loyalty points unvested	1,916
Loyalty deferred revenue as of June 30, 2017	$6,207

The Company estimates a sales return reserve for expected sales refunds based on historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the six months ended June 30, 2017, our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2017	$129
Provision related to sales made in current period	591
Adjustment related to sales made in prior periods	3
Actual returns or credits related to current period	(457)
Actual returns or credits related to prior periods	(132)
Sales reserve as of June 30, 2017	$134

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

Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Denmark, Norway, Sweden, Colombia, Mexico and China operations, remeasurement of intercompany balances classified as equity in its Taiwan, Mexico and Cyprus operations, and changes in the pension obligation for its Japanese employees.

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

The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the first quarter of 2017. The updated guidance changes how companies account for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of such awards in the statement of cash flows. ASU 2016-09 became effective for us on January 1, 2017. ASU 2016-09 requires that excess tax benefits and deficiencies resulting from the vesting or exercise of stock-based compensation awards to be recognized in the income statement on a prospective basis. Previously, these amounts were recognized in additional paid-in capital. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted EPS under the treasury stock method. In accordance with the standard, we elected to continue our historical approach of estimating forfeitures during the award vesting period. ASU 2016-09 had no material impact to the calculation of weighted average shares outstanding for the three and six month periods ended June 30, 2017. The adoption of this standard did not have a material effect on our consolidated financial statements for the three and six month periods ended June 30, 2017.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements Issued But Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. All of these aforementioned ASUs have been codified under ASC 606, Revenue from Contracts with Customers. We plan to adopt the guidance as of January 1, 2018 and expect to utilize the modified retrospective transition method. We have a project plan in place for the transition to revenue recognition in accordance with ASC 606, including necessary changes to accounting processes, procedures and internal controls. We are evaluating the impact of adopting this standard and the overall financial impact is unknown at this time.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Management is currently in the initial stages of evaluating the future impact of ASU 2016-02 on its consolidated financial position, results of operations and cash flows. The overall financial impact of adopting this standard is unknown at this time.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Subtopic 230), which addresses the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Restricted cash amounts are to be included with cash and cash equivalents when reconciling the beginning and ending amounts of cash on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. Management is currently in the initial stages of evaluating the future impact of ASU 2016-18 on its consolidated financial position, results of operations and cash flows.
In February 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost), which requires an entity to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, ASU 2017-07 requires an entity to present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of this standard, but we do not expect it to have a material impact on the Company’s consolidated results of operations and financial condition.
Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at June 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$267	$239
Finished goods	11,021	12,103
Inventory reserves for obsolescence	(420)	(381)
Total	$10,868	$11,961

NOTE 3: INCOME TAXES

For the three and six months ended June 30, 2017, the Company’s effective tax rate was 36.5% and 36.6%, respectively. For the three and six months ended June 30, 2016, the Company’s effective income tax rate was (18.3)% and (175.9)%, respectively. For the three and six months ended June 30, 2017 and 2016, the Company’s effective tax rate was determined based on the estimated annual effective tax rate.
The effective tax rate for the three months and six months ended June 30, 2017 was slightly higher than would have been expected if the federal statutory rate were applied to income before tax. Items increasing the effective income tax rate include the valuation allowances associated with certain deferred tax assets, “subpart F income” resulting from controlled foreign corporation operations and foreign permanent components. Items decreasing the effective income tax rate include the favorable rate differences from foreign jurisdictions, unrealized foreign exchange gains and deductions on non-qualified stock options.

The effective tax rates for the three and six months ended June 30, 2016 were different from the federal statutory rate due to the mix of earnings across jurisdictions and certain items that are discrete to the quarter. Items discrete to the quarter include foreign exchange losses and increased losses in jurisdictions for which no taxable benefit can be recorded. These items are partially offset by the effect of the release of the valuation allowance in Switzerland due to improved earnings.

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan. In determining the potential dilution effect of outstanding stock options during the three and six months ended June 30, 2017, the Company used the quarterly average common stock close price of $17.28 and $17.85 per share respectively. For the three and six months ended June 30, 2017, approximately 0.1 million and 0.3 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation, respectively, as the effect would have been antidilutive.
In determining the potential dilution effect of outstanding stock options during the three and six months ended June 30, 2016, the Company used the quarterly average common stock closing price of $20.82 and $19.69 per share, respectively. For the three and six months ended June 30, 2016, approximately 0.1 million and 0.2 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation, respectively, as the effect would have been antidilutive. The Company reported a loss for both the three and six months ended June 30, 2016.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan (the “2017 Plan”), which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017. The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended, which was set to expire on February 20, 2018. The Board has reserved a maximum of 250,000 shares of our common stock that may be issued under the 2017 Plan, consisting of 181,674 newly reserved shares and 68,326 shares that remained available for issuance under the 2008 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of June 30, 2017, the Company had a total of 240,000 shares available for grant, which expires on April 16, 2027.

The 2008 Plan provided, and the 2017 Plan provides, for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock and performance stock units to our employees, board members, and consultants. However, only employees of the Company and its corporate subsidiaries are eligible to receive incentive stock options. The exercise price per share for all stock options will be no less than the market value of a share of common stock on the date of grant. Any incentive stock option granted to an employee owning more than 10% of our common stock will have an exercise price of no less than 110% of our common stock’s market value on the grant date.

The majority of stock options vest over two or three years, and generally are granted with a term of ten years, or five years in the case of an incentive option granted to an employee who owns more than 10% of our common stock.

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During each of the three months ended June 30, 2017 and 2016, the Company granted 10,000 stock options. The fair value of stock options granted during the three months ended June 30, 2017 was approximately $5.87 per share. The Company recognized compensation expense as follows for the three and six months ended June 30 (in thousands):

	Three months ending June 30		Six months ending June 30
	2017	2016	2017	2016
Total gross compensation expense	$67	$141	$143	$360
Total tax benefit associated with compensation expense	15	28	28	47
Total net compensation expense	$52	$113	$115	$313

As of June 30, 2017, the Company expects to record compensation expense in the future as follows (in thousands):

	Six months ending December 31, 2017	Year ending December 31,
		2018	2019	2020
Total gross unrecognized compensation expense	$103	$122	$38	$—
Tax benefit associated with unrecognized compensation expense	17	20	3	—
Total net unrecognized compensation expense	$86	$102	$35	$—

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”). On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. On August 31, 2016, the Company's Board of Directors reactivated the August 2006 Plan and authorized the Company to repurchase up to $0.5 million of the Company's outstanding common shares in open market transactions. As of August 8, 2017, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. As of August 8, 2017, there was $19.7 million remaining for repurchase under the August 2006 Plan, and the total value of shares repurchased in the open market under the August 2006 Plan was $0.3 million. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

During the three and six months ended June 30, 2017, the Company repurchased 4,486 shares at an average price of $14.28.

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

	Foreign Currency Translation and Remeasurement(2)	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2016	$1,534	$300	$1,834
Current-period change (1)	1,648	—	1,648
Balance as of June 30, 2017	$3,182	$300	$3,482
(1)No amounts reclassified from accumulated other comprehensive income.
(2)Includes remeasurement of intercompany balances classified as equity in its Taiwan, Mexico and Cyprus operations.

Dividends

On February 23, 2017, the Board of Directors declared a dividend of $0.125 per share that was paid on March 29, 2017 to shareholders of record on March 8, 2017.

On June 2, 2017, the Board of Directors declared a dividend of $0.125 per share that was paid on June 28, 2017 to shareholders of record on June 21, 2017.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: LITIGATION

Breach of Contract

Diana Anselmo and New Day Today Corporation v. Mannatech, Incorporated, Case No. DC-15-01904, Judicial District Court, Dallas County, Texas

On February 18, 2015, Diana Anselmo and New Day Today Corporation (collectively, the “Plaintiffs”) filed suit against the Company alleging breach of contract pertaining to a portion of proceeds from a Mannatech associate position once held by Ray Gebauer, alleged to be Ms. Anselmo’s former husband. Plaintiffs sought damages under the contract of approximately $600,000 in past commissions and between $2.0 million and $3.1 million in future commissions, as well as an award of attorney’s fees. As an alternative to future money damages, Plaintiffs sought a declaration that the Company must continue to pay Plaintiffs proceeds from Mr. Gebauer’s former account. The parties entered into a confidential settlement agreement on April 13, 2017. At March 31, 2017, the Company accrued $0.5 million in accrued liabilities related to this matter. The Court entered a signed Agreed Order of Dismissal with Prejudice on July 14, 2017. The only remaining deadline under the settlement agreement provides that at year-end, the appropriate IRS forms will be issued. The Company considers this matter closed.

Administrative Proceedings

Mannatech Korea, Ltd. v. Busan Custom Office, Busan District Court, Korea

On or before April 12, 2015, Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013.  The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, all of which was paid in January 2014. Both parties submitted a response to the Court’s inquiry on January 15, 2016. The final hearing for the case was held on May 26, 2016 where each party presented their respective arguments. The Court set the decision hearing on October 27, 2016, and the Court decided the case in the Company’s favor. However, on November 18, 2016, BCO filed an appeal to the Busan High Court. The first hearing occurred on March 31, 2017, and the second hearing occurred on April 21, 2017. The final hearing was held on June 2, 2017. The Court issued its decision on June 30, 2017 in favor of the BCO. The Company is appealing this decision. This matter remains open.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 22, 2017, bankruptcy counsel for Defendant Dr. McDaniel filed a Suggestion of Bankruptcy with the Court notifying the Court and the Company that on June 20, 2017, Defendant Dr. McDaniel filed a Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of Texas in Cause No. 17-42560. This case is automatically stayed, which under the Bankruptcy Code, prevents any type of collection to continue including litigation against the debtor. Defendant Dr. McDaniel asserts that the stay includes Defendant Wellness Quest as it is wholly owned by Defendant Dr. McDaniel. Although stayed, the case has not been dismissed. This matter remains open.

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

In Re: Harley Reginald McDaniel, Case No. 17-42560 (U.S. Bankruptcy Court for the Northern District of Texas)

On June 22, 2017 the Company received notice that on June 20, 2017, Dr. H. Reginald McDaniel (the “Debtor”) filed Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of Texas. The Debtor’s initial flings indicate that the Company is the largest creditor based on the Company’s judgment against the Debtor in the patent litigation styled, Mannatech, Incorporated v. Wellness Quest, LLC and Harley Reginald McDaniel. The Debtor asserts that the value of the debt is $700,000. The Company has engaged bankruptcy counsel. The first meeting of creditors is scheduled for August 8, 2017. Objections to Discharge must be filed by October 10, 2017. Currently, no property appears to be available to pay creditors; however, the Company will closely monitor this case to protect its interests. This matter remains open.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On September 15, 2015, Shaklee filed two more Notices of Opposition for the UTH & Design and ÛTH applications. The Company filed Answers and Counterclaims on November 20, 2015. On January 25, 2016, the Company filed a motion to strike Shaklee’s affirmative defense on cancellation. On May 17, 2016, the TTAB granted the Company’s motion to strike Shaklee’s affirmative defense on cancellation. On August 9, 2016, Shaklee filed a Motion for Summary Judgment on the Company’s cancellation filing of its YOUTH mark stating that their mark is in use and they have not abandoned their rights. On September 9, 2016, the Company filed a Motion for Request for Discovery to Respond to Summary Judgment under Rule 56(d) stating that the Company cannot respond without sufficient information due to lack in discovery. On September 28, 2016, Shaklee filed a response to the Company’s motion to cancel the request for discovery. The Company filed a response in support of the motion under Rule 56(d) on October 18, 2016. On December 22, 2016, the TTAB requested that the Company send copies of the request for discovery to Shaklee by January 6, 2017. On March 28, 2017, the TTAB ruled on the 56(d) Motion, granting the Company’s motion in part to oblige Shaklee to answer the Company’s request for discovery related to Shaklee’s use or non-use of the YOUTH mark. The Company took the deposition of Shaklee’s designated witness on May 31, 2017.

On June 29, 2017, the Company filed Applicant’s Opposition to Opposer’s Motion for Summary Judgment on Applicant’s Counterclaim for Abandonment and Applicant’s Cross Motion for Summary Judgment on its Counterclaim for Abandonment.  Shaklee’s reply in support of their Motion for Summary Judgement and Response to the Company’s Counterclaim is due on August 3, 2017. This matter remains ongoing.

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

The Company maintains certain liability insurance; however, certain costs of defending lawsuits are not covered by or only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims, in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2017. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2017 and December 31, 2016.

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$202	$—	$—	$202
Interest bearing deposits – various banks	24,547	—	—	24,547
Total assets	$24,749	$—	$—	$24,749
Amounts included in:
Cash and cash equivalents	$18,412	$—	$—	$18,412
Restricted cash	741	—	—	741
Long-term restricted cash	5,596	—	—	5,596
Total	$24,749	$—	$—	$24,749

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$12	$—	$—	$12
Interest bearing deposits – various banks	19,357	—	—	19,357
Total assets	$19,369	$—	$—	$19,369
Amounts included in:
Cash and cash equivalents	$13,326	$—	$—	$13,326
Restricted cash	737	—	—	737
Long-term restricted cash	5,306	—	—	5,306
Total	$19,369	$—	$—	$19,369

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated net sales shipped to customers in these regions, along with pack and product information for the three and six months ended June 30, were as follows (in millions, except percentages):

	Three months				Six months
Region	2017		2016		2017		2016
Americas	$19.5	40.9%	$19.0	38.9%	$35.0	39.6%	$35.0	39.1%
Asia/Pacific	24.7	51.8%	26.3	53.9%	46.6	52.8%	47.7	53.3%
EMEA	3.5	7.3%	3.5	7.2%	6.7	7.6%	6.8	7.6%
Totals	$47.7	100.0%	$48.8	100.0%	$88.3	100.0%	$89.5	100.0%

	Three months		Six Months
	2017	2016	2017	2016
Consolidated product sales	$40.3	$40.1	$74.1	$73.8
Consolidated pack sales	6.0	7.5	11.7	13.2
Consolidated other, including freight	1.4	1.2	2.5	2.5
Consolidated total net sales	$47.7	$48.8	$88.3	$89.5
Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of June 30, 2017 and December 31, 2016, reside in the following regions, as follows (in millions):

Region	June 30, 2017	December 31, 2016
Americas	$3.1	$3.1
Asia/Pacific	1.4	1.4
EMEA	—	0.1
Total	$4.5	$4.6

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventory balances, which consist of raw materials, work in process, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	June 30, 2017	December 31, 2016
Americas	$4.1	$4.8
Asia/Pacific	4.9	4.2
EMEA	1.9	3.0
Total	$10.9	$12.0

NOTE 10: SUBSEQUENT EVENTS

On July 1, 2017, the Company revised its Associate Compensation Plan (the "2017 Compensation Plan"), which was designed to stimulate business growth and development for our active business building associates and to enhance our product offering to our preferred customers. In doing so, the Company hopes to better utilize commission dollars to stimulate company growth.  The 2017 Compensation Plan provides revised income streams, new leadership levels and titles, and modified various volume requirements for our Associates. In addition, the 2017 Compensation Plan re-designated members as preferred customers and modified their pricing structure. The impact of this plan change could cause actual results in the future to vary materially from historical results.

On July 10, 2017, the Company was apprised of the results of the Korea Income Tax Audit. The Korean National Tax Service assessed the Company with approximately $1.1 million in additional income taxes as a result of the examination of the Company's 2012 through 2016 tax returns.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and six months ended June 30, 2017 as compared to the same periods in 2016, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 218,000 active independent associates and member positions held by individuals that had purchased our products and/or packs during the last 12 months, who we refer to as current independent associates and members. New pack sales and positions in our network are leading indicators for the long-term success of our business. New associate or member positions are created in our network when our packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 25 countries and e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales decreased $1.1 million, or 2.3%, to $47.7 million, during the three months ended June 30, 2017, as compared to the same period in 2016. Net sales of $47.7 million during the three months ended June 30, 2017 were $7.1 million higher than net sales of $40.6 million during the three months ended March 31, 2017. Net sales for the six months ended June 30, 2017 decreased by $1.2 million, or 1.3%, as compared to the same period in 2016. For three and six months ended June 30, 2017, our net sales declined 3.5% and 3.0%, respectively on a Constant dollar basis (see Non-GAAP Measures, below); favorable foreign exchange caused an increase of $0.6 million and $1.5 million as compared to same periods in 2016. For the three and six months ended June 30, 2017, our operations outside of the Americas accounted for approximately 59.1% and 60.4%, respectively, of our consolidated net sales.
The net sales comparisons for the three and six-month periods ended June 30, 2017 and June 30, 2016 were affected by the loyalty program and the number of pack orders placed.

•	The loyalty program increased net sales for the three and six months ended June 30, 2017 by $0.7 million and $1.1 million, respectively, as compared to the same period in 2016.

•
The number of packs sold to new and continuing independent associates and members decreased 12.8% during the second quarter of 2017 to approximately 30,700 as compared to 35,200 during the same period in 2016. This decrease was further impacted by a $17 decrease in average pack sale, to $195 for the three months ended June 30, 2017, as compared to $212 for the same period in 2016. The number of packs sold to new and continuing independent associates and members decreased 8.2% for the six months ended June 30, 2017 to approximately 59,300 as compared to 64,600 during the same period in 2016. This decrease was further impacted by an $8 decrease in average pack sale, to $197 for the six months ended June 30, 2017, as compared to $205 for the same period in 2016.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have declined $1.7 million and $2.7 million for the three and six months ended June 30, 2017, respectively. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	2017		2016		Change from 2017 to 2016
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$47,686	100.0%	$48,810	100.0%	$(1,124)	(2.3)%
Cost of sales	8,786	18.4%	10,100	20.7%	(1,314)	(13.0)%
Gross profit	38,900	81.6%	38,710	79.3%	190	0.5%

Operating expenses:
Commissions and incentives	18,994	39.8%	20,417	41.8%	(1,423)	(7.0)%
Selling and administrative expenses	9,978	20.9%	9,730	19.9%	248	2.5%
Depreciation and amortization expense	453	0.9%	477	1.0%	(24)	(5.0)%
Other operating costs	6,656	14.0%	8,198	16.8%	(1,542)	(18.8)%
Total operating expenses	36,081	75.7%	38,822	79.5%	(2,741)	(7.1)%
Income (loss) from operations	2,819	5.9%	(112)	(0.2)%	2,931	2,617.0%
Interest income	19	—%	23	—%	(4)	(17.4)%
Other income (expense), net	(9)	—%	(1,037)	(2.1)%	1,028	99.1%
Income (loss) before income taxes	2,829	5.9%	(1,126)	(2.3)%	3,955	351.2%
Provision for income taxes	(1,034)	(2.2)%	(206)	(0.4)%	(828)	(401.9)%
Net income (loss)	$1,795	3.8%	$(1,332)	(2.7)%	$3,127	234.8%

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	2017		2016		Change from 2017 to 2016
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$88,327	100.0%	$89,518	100.0%	$(1,191)	(1.3)%
Cost of sales	17,548	19.9%	18,489	20.7%	(941)	(5.1)%
Gross profit	70,779	80.1%	71,029	79.3%	(250)	(0.4)%

Operating expenses:
Commissions and incentives	36,075	40.8%	36,034	40.3%	41	0.1%
Selling and administrative expenses	18,632	21.1%	18,322	20.5%	310	1.7%
Depreciation and amortization expense	955	1.1%	920	1.0%	35	3.8%
Other operating costs	14,332	16.2%	15,329	17.1%	(997)	(6.5)%
Total operating expenses	69,994	79.2%	70,605	78.9%	(611)	(0.9)%
Income (loss) from operations	785	0.9%	424	0.5%	361	85.1%
Interest income (expense)	48	0.1%	11	—%	37	336.4%
Other income (expense), net	32	—%	(703)	(0.8)%	735	104.6%
Income (loss) before income taxes	865	1.0%	(268)	(0.3)%	1,133	422.8%
Provision for income taxes	(317)	(0.4)%	(472)	(0.5)%	155	32.8%
Net income (loss)	$548	0.6%	$(740)	(0.8)%	$1,288	174.1%

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

Three-month period ended (in millions, except percentages)	June 30, 2017		June 30, 2016	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$47.7	$47.1	$48.8	$(1.7)	(3.5)%
Product	40.3	39.8	40.1	(0.3)	(0.7)%
Pack	6.0	5.9	7.5	(1.6)	(21.3)%
Other	1.4	1.4	1.2	0.2	16.7%
Gross profit	38.9	38.4	38.7	(0.3)	(0.8)%
Income (loss) from operations	2.8	2.5	(0.1)	2.6	(2,600.0)%

Six-month period ended (in millions, except percentages)	June 30, 2017		June 30, 2016	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	88.3	$86.8	$89.5	$(2.7)	(3.0)%
Product	74.1	72.9	73.8	(0.9)	(1.2)%
Pack	11.7	11.4	13.2	(1.8)	(13.6)%
Other	2.5	2.5	2.5	—	—%
Gross profit	70.8	69.6	71.0	(1.4)	(2.0)%
Income from operations	0.8	0.2	0.4	(0.2)	(50.0)%

Net Sales

Consolidated net sales for the three months ended June 30, 2017 decreased by $1.1 million, or 2.3%, to $47.7 million as compared to $48.8 million for the same period in 2016. Consolidated net sales for the six months ended June 30, 2017 decreased by $1.2 million, or 1.3%, to $88.3 million, as compared to $89.5 million for the same period in 2016.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended June 30, 2017 and 2016 were as follows (in millions, except percentages):

Region	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Americas	$19.5	40.9%	$19.0	38.9%
Asia/Pacific	24.7	51.8%	26.3	53.9%
EMEA	3.5	7.3%	3.5	7.2%
Total	$47.7	100.0%	$48.8	100.0%
Consolidated net sales by region for the six months ended June 30, 2017 and 2016 were as follows (in millions, except percentages):

Region	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Americas	$35.0	39.6%	$35.0	39.1%
Asia/Pacific	46.6	52.8%	47.7	53.3%
EMEA	6.7	7.6%	6.8	7.6%
Total	$88.3	100.0%	$89.5	100.0%

For the three months ended June 30, 2017, net sales in the Americas increased by $0.5 million, or 2.6%, to $19.5 million, as compared to $19.0 million for the same period in 2016. This increase was primarily due to a 12.1% increase in revenue per active independent associate and member, which was partially offset by a 8.5% decline in the number of active independent associates and members. During the three months ended June 30, 2017, the loyalty program in the Americas increased sales by $0.4 million, as compared to the same period in 2016.

Net sales in the Americas remained the same at $35.0 million for both the six months ended June 30, 2017 and 2016. During this comparative period, the number of active independent associates and members decreased 8.0%, which was partially offset by a 9.2% increase in revenue per active independent associate and member. During the six months ended June 30, 2017, the loyalty program in the Americas increased sales by $0.4 million, as compared to the same period in 2016.

For the three months ended June 30, 2017, our operations outside of the Americas accounted for approximately 59.1% of our consolidated net sales, whereas in the same period in 2016, our operations outside of the Americas accounted for approximately 61.1% of our consolidated net sales.

For the six months ended June 30, 2017, our operations outside of the Americas accounted for approximately 60.4% of our consolidated net sales, whereas in the same period in 2016, our operations outside of the Americas accounted for approximately 60.9% of our consolidated net sales.

For the three months ended June 30, 2017, Asia/Pacific net sales decreased by $1.6 million, or 6.1%, to $24.7 million, as compared to $26.3 million for the same period in 2016. This decrease was primarily due to a 9.0% decrease in revenue per active independent associate and member, which was partially offset by a 3.2% increase in the number of active independent associates and members. During the three months ended June 30, 2017, the loyalty program in Asia/Pacific increased sales by $0.3 million, as compared to the same period in 2016. Foreign currency exchange had the effect of increasing revenue by $0.4 million for the three months ended June 30, 2017, as compared to the same period in 2016. The currency impact is primarily due to the strengthening of the Korean Won and Taiwanese Dollar, which was partially offset by the weakening of the Japanese Yen and Chinese Yuan (Renminbi).

For the six months ended June 30, 2017, Asia/Pacific net sales decreased by $1.1 million, or 2.3%, to $46.6 million, as compared to $47.7 million for the same period in 2016. This decrease was primarily due to a 5.3% decrease in revenue per active independent associate and member, which was partially offset by a 5.9% increase in the number of active independent associates and members. During the six months ended June 30, 2017, the loyalty program in Asia/Pacific increased sales by $0.6 million, as compared to the same period in 2016. Foreign currency exchange had the effect of increasing revenue by $1.1 million for the six months ended June 30, 2017, as compared to the same period in 2016. The currency impact is primarily due to the strengthening of the Korean Won, Australian Dollar, Taiwanese Dollar, and New Zealand Dollar, which was partially offset by the weakening of the Japanese Yen and Chinese Yuan (Renminbi).

EMEA net sales remained the same at $3.5 million for the both the three months ended June 30, 2017 and 2016. During this comparative period, the number of active independent associates and members increased 1.0%, which was partially offset by a 1.0% decrease in revenue per active independent associate and member. Foreign currency exchange had the effect of increasing revenue by $0.2 million when the three-month period ending June 30, 2017 is compared to the same period in 2016.  The currency impact is primarily due to the strengthening of the South Africa Rand, which was partially offset by the weakening of the British Pound and the Euro.

For the six months ended June 30, 2017, EMEA net sales decreased by $0.1 million, or 1.5%, to $6.7 million, as compared to $6.8 million for the same period in 2016. This decrease was primarily due to a 2.5% decrease in revenue per active independent associate and member, which was partially offset by a 0.9% increase in the number of active independent associates and members. During the six months ended June 30, 2017, the loyalty program in EMEA increased net sales by $0.1 million. Foreign currency exchange had the effect of increasing revenue by $0.4 million when the six-month period ending June 30, 2017 is compared to the same period in 2016.  The currency impact is primarily due to the strengthening of the South Africa Rand, which was partially offset by the weakening of the British Pound and the Euro.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in shipping fees;

•	changes in consumer demand;

•	changes in the number of independent associates and members;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

	Three Months Ended June 30,		Change
	2017	2016	Dollar	Percentage
Consolidated product sales	$40.3	$40.1	$0.2	0.5%
Consolidated pack sales	6.0	7.5	(1.5)	(20.0)%
Consolidated other, including freight	1.4	1.2	0.2	16.7%
Total consolidated net sales	$47.7	$48.8	$(1.1)	(2.3)%

	Six Months Ended June 30,		Change
	2017	2016	Dollar	Percentage
Consolidated product sales	$74.1	$73.8	$0.3	0.4%
Consolidated pack sales	11.7	13.2	(1.5)	(11.4)%
Consolidated other, including freight	2.5	2.5	—	—%
Total consolidated net sales	$88.3	$89.5	$(1.2)	(1.3)%

Product Sales

Our product sales are made to our independent associates at published wholesale prices. We also sell our products to members at discounted published retail prices.

Product sales for the three months ended June 30, 2017 increased by $0.2 million, or 0.5%, as compared to the same period in 2016. For the comparative period, the increase in product sales was due to an increase in the average order size and an increase in revenue recognized from the loyalty program on qualified product orders, which was partially offset by a decrease in the number of orders placed. The average order value for the three months ended June 30, 2017 was $178, as compared to $174 for the same period in 2016. The number of orders processed during the three months ended June 30, 2017 decreased by 4.3%, as compared to the same period in 2016.

Product sales for the six months ended June 30, 2017 increased by $0.3 million, or 0.4%, as compared to the same period in 2016. For the comparative period, the increase in product sales was due to an increase in the average order size and an increase in revenue recognized from the loyalty program on qualified product orders, which was partially offset by a decrease in the number of orders placed. The average order value for the six months ended June 30, 2017 was $170, as compared to $165 for the same period in 2016. The number of orders processed during the six months ended June 30, 2017 decreased by 5.8%, as compared to the same period in 2016.

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

The dollar amount of pack sales associated with new and continuing independent associates held by individuals in our network was as follows, for the three and six months ended June 30, (in millions, except percentages):

	Three Months Ended June 30,		Change
	2017	2016	Dollar	Percentage
New	$2.6	$3.0	$(0.4)	(13.3)%
Continuing	3.4	4.5	(1.1)	(24.4)%
Total	$6.0	$7.5	$(1.5)	(20.0)%

	Six Months Ended June 30,		Change
	2017	2016	Dollar	Percentage
New	$4.8	$5.2	$(0.4)	(7.7)%
Continuing	6.9	8.0	(1.1)	(13.8)%
Total	$11.7	$13.2	$(1.5)	(11.4)%

Total pack sales for the three months ended June 30, 2017 decreased by $1.5 million, or 20.0%, to $6.0 million, as compared to $7.5 million for the same period in 2016. Average pack value for the three months ended June 30, 2017 was $195, as compared to $212 for the same period in 2016. The total number of packs sold decreased by 4,500, or 12.8%, to 30,700 for the three months ended June 30, 2017, as compared to the same period in 2016.

Total pack sales for the six months ended June 30, 2017 decreased by $1.5 million, or 11.4%, to $11.7 million, as compared to $13.2 million for the same period in 2016. Average pack value for the six months ended June 30, 2017 was $197, as compared to $205 for the same period in 2016. The total number of packs sold decreased by 5,300, or 8.2%, to 59,300 for the six months ended June 30, 2017, as compared to the same period in 2016.

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

The approximate number of new and continuing active independent associates and members who purchased our packs or products during the twelve months ended June 30, 2017 and 2016 were as follows:

	2017		2016
New	100,000	45.9%	97,000	43.7%
Continuing	118,000	54.1%	125,000	56.3%
Total	218,000	100.0%	222,000	100.0%

Recruitment of new independent associates and members decreased 6.7% in the second quarter of 2017, as compared to the second quarter of 2016. The number of new independent associate and member positions held by individuals in our network for the second quarter of 2017 was approximately 26,500, as compared to 28,400 for the same period in 2016.

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

For the three months ended June 30, 2017, other sales increased by $0.2 million, or 16.7%, to $1.4 million, as compared to $1.2 million for the same period in 2016. The increase was primarily due to an increase in event revenue and a decrease in sales refunds, partially offset by lower freight revenue.

Other sales remained the same at $2.5 million for both the six months ended June 30, 2017 and 2016. During this comparative period, there was a $0.2 million decrease in freight revenue, offset by a $0.2 million improvement from fewer sales refunds.

Gross Profit

For the three months ended June 30, 2017, gross profit increased by $0.2 million, or 0.5%, to $38.9 million, as compared to $38.7 million for the same period in 2016. For the three months ended June 30, 2017, gross profit as a percentage of net sales increased to 81.6%, as compared to 79.3% for the same period in 2016. During the three months ended June 30, 2017 as compared to three months ended June 30, 2016, the increase in gross profit percentage was primarily due to favorable effects of foreign exchange, a better margin on our second quarter promotions, and a change in sales mix towards products with a better margin.

For the six months ended June 30, 2017, gross profit decreased by 0.3 million, or 0.4%, to $70.8 million, as compared to $71.0 million for the same period in 2016. For the six months ended June 30, 2017, gross profit as a percentage of net sales increased to 80.1%, as compared to 79.3% for the same period in 2016. During the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, the increase in gross profit percentage was primarily due to favorable effects of foreign exchange, a better margin on our second quarter promotions, and a change in sales mix towards products with a better margin.

Commissions and Incentives

Commission expenses for the three months ended June 30, 2017 decreased by 5.7%, or $1.1 million, to $18.3 million, as compared to $19.4 million for the same period in 2016. For the three months ended June 30, 2017, commissions as a percentage of net sales decreased to 38.5% from 39.7% for the same period in 2016. During the first quarter, we recorded commission expense on the pre-launch in certain Asia/Pacific markets of new products that were available after our annual convention held in April 2017.

Commission expenses for the six months ended June 30, 2017 increased by 0.6%, or $0.2 million, to $34.8 million, as compared to $34.6 million for the same period in 2016. For the six months ended June 30, 2017, commissions as a percentage of net sales increased to 39.5% from 38.7% for the same period in 2016 due to the change in mix between product and pack sales.

Incentive costs for the three months ended June 30, 2017 decreased by 30.0%, or $0.3 million, to $0.7 million, as compared to $1.0 million for the same period in 2016. The decrease was due to a decline in the number of qualified individuals within the Americas attending incentive trips. For the three months ended June 30, 2017, incentives as a percentage of net sales decreased to 1.3% from 2.1% for the same period in 2016.

Incentive costs for the six months ended June 30, 2017 decreased by 14.3%, or $0.2 million, to $1.2 million, as compared to $1.4 million for the same period in 2016. The decrease was due to a decline in the number of qualified individuals within the Americas attending incentive trips. For the six months ended June 30, 2017, incentives as a percentage of net sales decreased to 1.3% from 1.6% for the same period in 2016.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended June 30, 2017, selling and administrative expenses increased by $0.3 million, or 2.5%, to $10.0 million, as compared to $9.7 million for the same period in 2016. Our marketing related costs increased $0.4 million due to increased expenses in respect of our Mannafest event held in Las Vegas. During the second quarter, we recorded severance charges of $0.2 million, which were partially offset by decreases in other payroll costs stemming from fewer employees and a $0.1 million decrease in stock based compensation expense. Selling and administrative expenses, as a percentage of net sales, for the three months ended June 30, 2017 increased to 20.9% from 19.9% for the same period in 2016.

For the six months ended June 30, 2017, selling and administrative expenses increased by $0.3 million, or 1.7%, to $18.6 million, as compared to $18.3 million for the same period in 2016. The increase in selling and administrative expenses consisted of a $0.1 million increase in marketing related costs. Our human resources costs were impacted by the second quarter severance charge, offset by $0.2 million decrease in stock based compensation expense. Selling and administrative expenses, as a percentage of net sales, for the six months ended June 30, 2017 increased to 21.1% from 20.5% for the same period in 2016.

Other Operating Costs
Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended June 30, 2017, other operating costs decreased by $1.5 million, or 18.8%, to $6.7 million, as compared to $8.2 million for the same period in 2016. For the three months ended June 30, 2017, other operating costs as a percentage of net sales decreased to 14.0% from 16.8% for the same period in 2016. The decrease was due to a $0.7 million decrease in travel and entertainment costs, a $0.3 million decrease in accounting and auditing fees, a $0.3 million decrease in legal and consulting fees and a $0.2 million in decrease in bad debt expense.

For the six months ended June 30, 2017, other operating costs decreased by $1.0 million, or 6.5%, to $14.3 million, as compared to $15.3 million for the same period in 2016. For the six months ended June 30, 2017, other operating costs as a percentage of net sales decreased to 16.2% from 17.1% for the same period in 2016. The decrease was due to a $1.0 million decrease in travel and entertainment costs, a $0.4 million decrease in bad debt expenses, a $0.2 million decrease in accounting and auditing fees, and a $0.1 million decrease in credit card fees, offset by a $0.5 million increase in legal and consulting fees (which includes $0.5 million of liabilities in connection with the settlement of legal proceedings (see Note 7 Litigation), and a $0.1 million increase in office expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million for both the three months ended June 30, 2017 and 2016, respectively.

Depreciation and amortization expense was $1.0 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.

Other Income/Expense, Net

Due to foreign exchange gains and losses, other expense was $1.0 million for the three months ended June 30, 2016.

Due to foreign exchange gains and losses, other expense was $0.7 million for the six months ended June 30, 2016.

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

For each of the periods ended June 30, 2017 and December 31, 2016, we maintained the following valuation allowances for deferred tax assets totaling $8.3 million and $8.5 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met.

Country	June 30, 2017	December 31, 2016
Colombia	$0.3	$0.3
Mexico	2.8	2.4
Sweden	0.1	0.1
Switzerland	—	0.1
Taiwan	0.8	1.3
Ukraine	0.1	0.1
United States	4.1	4.1
Other Jurisdictions	0.1	0.1
Total	$8.3	$8.5

The dollar amount of the provisions for income taxes is directly related to our profitability and any changes in the taxable income among countries. For the three and six months ended June 30, 2017, the Company’s effective income tax rate was 36.5% and 36.6% respectively, as compared to (18.3)% and (175.9)%, respectively, for the same periods in 2016.

The effective tax rate for the three months and six months ended June 30, 2017 was slightly higher than would have been expected if the federal statutory rate were applied to income before tax. Items increasing the effective income tax rate include the valuation allowances associated with certain deferred tax assets, “subpart F income” resulting from controlled foreign corporation operations and foreign permanent components. Items decreasing the effective income tax rate include the favorable rate differences from foreign jurisdictions, unrealized foreign exchange gains and deductions on non-qualified stock options.

The effective tax rates for the three and six months ended June 30, 2016 were different from the federal statutory rate due to the mix of earnings across jurisdictions and certain items that are discrete to the quarter. Items discrete to the quarter include foreign exchange losses and increased losses in jurisdictions for which no taxable benefit can be recorded. These items are partially offset by the effect of the release of the valuation allowance in Switzerland due to improved earnings from operations in Switzerland.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of June 30, 2017, our cash and cash equivalents increased by 24.0%, or $6.9 million, to $35.6 million from $28.7 million as of December 31, 2016. The Company is required to restrict cash for direct selling insurance premiums and credit card sales in the Republic of Korea. The current portion of restricted cash balances were $1.5 million at each of June 30, 2017 and December 31, 2016. Finally, fluctuations in currency rates produced an increase of $1.2 million and $1.5 million in cash and cash equivalents for the six months period ending June 30, 2017 and 2016, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, periodic cash dividends and stock buybacks. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2017 and December 31, 2016, our working capital was $22.2 million and $20.8 million, respectively. The most significant changes to working capital were due to cash and cash equivalents, inventory, income tax receivable, commission payable and accounts payable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended June 30 (in millions):

Provided by/(Used in):	2017	2016
Operating activities	$7.8	$5.6
Investing activities	$(0.7)	$(1.4)
Financing activities	$(1.4)	$(0.7)

Operating Activities

Cash provided by operating activities was $7.8 million for the six months ended June 30, 2017, compared to cash provided by operating activities of $5.6 million for the same period in 2016. During the six months ended June 30, 2017, we sold inventory, collected cash from our income tax receivable, and managed our prepaid expenses and other current assets, and accounts payable carefully. During the six months ended June 30, 2017 we deployed our cash to pay our accrued expenses and other liabilities.

Investing Activities

For the six months ended June 30, 2017 and 2016, our investing activities used cash of $0.7 million and $1.4 million, respectively. During the six months ended June 30, 2017, we invested approximately $0.5 million in back-office software projects, approximately $0.1 million in leasehold improvements in various international offices and training centers and $0.1 million in office equipment. During the six months ended June 30, 2016, we invested approximately $1.0 million in back-office software projects and approximately $0.4 million in leasehold improvements.

Financing Activities

For the six months ended June 30, 2017 and 2016, our investing activities used cash of $1.4 million and $0.7 million, respectively. For the six months ended June 30, 2017, we used $0.8 million in the repayment of capital lease obligations and $0.7 million in payments of dividends to shareholders, which was partially offset by $0.1 million of cash provided by the exercise of stock options. For the six months ended June 30, 2016, we used $0.7 million in the repayment of capital lease obligations, which was partially offset by cash provided by the exercise of stock options.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of June 30, 2017, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Capital lease obligations	$218	$236	$78	$40	$28	$7	$607
Purchase obligations (1)(2)	2,670	5,675	5,675	4,675	—	—	18,695
Operating leases	1,680	1,809	876	141	20	13	4,539
Note payable and other financing arrangements	518	641	—	—	—	—	1,159
Employment agreements	495	495	—	—	—	—	990
Royalty agreement	30	59	59	59	6	—	213
Tax liability (3)	605	—	—	—	—	161	766
Other obligations (4)	350	23	141	87	38	967	1,606
Total commitments and obligations	$6,566	$8,938	$6,829	$5,002	$92	$1,148	$28,575

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $10.3 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of June 30, 2017.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2017.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2017, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at June 30, 2017
Office furniture and equipment	5 to 7 years	$0.6 million
Computer hardware and software	3 to 5 years	1.7 million
Leasehold improvements (1)	2 to 10 years	0.9 million
Total net carrying value at June 30, 2017		$3.2 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the six months ended June 30, 2017 and the year ended December 31, 2016.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of June 30, 2017, we recorded $0.2 million in other long-term liabilities and $0.6 million in taxes payable on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2017, we had valuation allowance for deferred tax assets arising from our operations of $8.3 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of June 30, 2017, we had deferred tax assets, after valuation allowance, totaling $5.6 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held. We defer certain components of revenue. At June 30, 2017 and December 31, 2016, deferred revenue was $8.3 million and $8.2 million, respectively. When participating in the Company’s loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at June 30, 2017 and December 31, 2016, was $6.2 million and $7.0 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.2 million at each of June 30, 2017 and December 31, 2016.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited or expired	(6,963)
Loyalty points used	(15,451)
Loyalty points vested	20,085
Loyalty points unvested	1,289
Loyalty deferred revenue as of December 31, 2016	$7,033

Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited or expired	(3,370)
Loyalty points used	(6,957)
Loyalty points vested	7,585
Loyalty points unvested	1,916
Loyalty deferred revenue as of June 30, 2017	$6,207

Product Return Policy

We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. Refunds are processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our associates and members to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our associates and members are as follows:

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two or three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates.  For the six months ended June 30, 2017, our assumptions and estimates used for the estimated fair value of stock options granted were as follows:

June 2017 Grant
Estimated fair value per share of options granted:	$5.87
Assumptions:
Annualized dividend yield	3.5%
Risk-free rate of return	1.7%
Common stock price volatility	64.4%
Expected average life of stock options (in years)	4.5

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of June 30, 2017, we had 240,000 shares available for grant in the future. During three months ended June 30, 2017, the Company granted 10,000 stock options.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. We are still evaluating the ASU for potential impacts to our consolidated financial statements. All of these aforementioned ASUs have been codified under ASC 606, Revenue from Contracts with Customers. We plan to adopt the guidance as of January 1, 2018 and expect to utilize the modified retrospective transition method. We have a project plan in place for the transition to revenue recognition in accordance with ASC 606, including necessary changes to accounting processes, procedures and internal controls. We are evaluating the impact of adopting this standard and the overall financial impact is unknown at this time.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements. The overall financial impact of adopting this standard is unknown at this time.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2017 were as follows:

	Six months ended June 30, 2017			As of June 30, 2017
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.72066	0.77228	0.75408	0.76640
Canada (Canadian Dollar)	0.72759	0.76839	0.74946	0.76785
China (Renminbi)	0.14383	0.14742	0.14545	0.14742
Colombia (Peso)	0.00033	0.00036	0.00034	0.00033
Czech Republic (Koruna)	0.03863	0.04345	0.04044	0.04345
Denmark (Kroner)	0.14032	0.15343	0.14556	0.15343
Hong Kong (Hong Kong Dollar)	0.12813	0.12896	0.12865	0.12813
Japan (Yen)	0.00850	0.00922	0.00890	0.00890
Mexico (Peso)	0.04562	0.05593	0.05162	0.05584
New Zealand (New Zealand Dollar)	0.68445	0.73257	0.70789	0.73040
Norway (Krone)	0.11542	0.12213	0.11803	0.11902
Republic of Korea (Won)	0.00083	0.00091	0.00088	0.00088
Singapore (Singapore Dollar)	0.69018	0.72560	0.71207	0.72447
South Africa (Rand)	0.07210	0.08044	0.07580	0.07717
Sweden (Krona)	0.10943	0.11752	0.11283	0.11752
Switzerland (Franc)	0.97481	1.04402	1.00554	1.04402
Taiwan (New Taiwan Dollar)	0.03084	0.03401	0.03264	0.03289
United Kingdom (British Pound)	1.20519	1.30427	1.25854	1.29707
Various countries (1) (Euro)	1.04322	1.14106	1.08243	1.14106
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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three-month period ended June 30, 2017, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
April 1, 2017 - April 30, 2017	—	$—	—	$—
May 1, 2017 - May 31, 2017	—	$—	—	$—
June 1, 2017 - June 30, 2017	4,486	$14.28	4,486	$19,665
Total	4,486		4,486
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

MANNATECH, INCORPORATED

Dated: August 8, 2017	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: August 8, 2017	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, dated August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Mannatech, Incorporated 2017 Stock Incentive Plan	*	*	*	*
10.2	Form of Performance Stock Unit Award Agreement	*	*	*	*
10.3	Form of Stock Option Award Agreement	*	*	*	*
10.4	Form of Restricted Stock Unit Award Agreement	*	*	*	*
10.5	Form of Stock Appreciation Rights Award Agreement	*	*	*	*
10.6	Form of Restricted Stock Award Agreement	*	*	*	*
10.7	Form of Performance Stock Award Agreement	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS*	XBRL Instance Document	*	*	*	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*

*	Filed herewith.

Exhibit 31.1

CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alfredo Bala, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mannatech, Incorporated;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 8, 2017

/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Exhibit 31.2

CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mannatech, Incorporated;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 8, 2017

/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending June 30, 2017 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alfredo Bala, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 8, 2017

/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO MANNATECH, INCORPORATED AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending June 30, 2017 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David A. Johnson, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 8, 2017

/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO MANNATECH, INCORPORATED AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.