Form 10-Q
period 2017-09-30
MANNATECH INC
filed 2017-11-07
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2017
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
Yes ☐ No ☒

As of October 31, 2017, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,708,491.

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
•plans for expected future product development;
•changes in manufacturing costs;
•shifts in the mix of packs and products;

•	the impact of our changes to global associate career and compensation plans or incentives or the regulations thereto;
•the ability to attract and retain independent associates and preferred customers;
•new regulatory changes that may affect operations, products or compensation plans or incentives;
•the competitive nature of our business with respect to products and pricing;
•publicity related to our products or network-marketing; and
•the political, social, and economic climate of the countries in which we operate.
Forward-looking statements generally can be identified by use of phrases or terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “projects,” “hopes,” “potential,” and “continues” or other similar words or the negative of such terms and other comparable terminology. Similarly, descriptions of Mannatech’s objectives, strategies, plans, goals, or targets contained herein are also considered forward-looking statements. Readers are cautioned when considering these forward-looking statements to keep in mind these risks, assumptions, and uncertainties and any other cautionary statements in this report, as all of the forward-looking statements contained herein speak only as of the date of this report.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	September 30, 2017 (unaudited)	December 31, 2016
Cash and cash equivalents	$35,373	$28,687
Restricted cash	1,514	1,510
Accounts receivable, net of allowance of $566 and $463 in 2017 and 2016, respectively	394	298
Income tax receivable	2,759	1,587
Inventories, net	10,625	11,961
Prepaid expenses and other current assets, net	2,919	3,483
Deferred commissions	3,796	3,229
Total current assets	57,380	50,755
Property and equipment, net	3,068	3,611
Construction in progress	1,430	1,012
Long-term restricted cash	6,768	6,429
Other assets	3,623	4,013
Long-term deferred tax assets, net	6,261	5,368
Total assets	$78,530	$71,188
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$300	$357
Accounts payable	6,050	5,223
Accrued expenses	5,600	5,605
Commissions and incentives payable	10,786	8,799
Taxes payable	2,839	1,040
Current notes payable	787	801
Deferred revenue	8,768	8,156
Total current liabilities	35,130	29,981
Capital leases, excluding current portion	162	261
Long-term deferred tax liabilities	31	29
Long-term notes payable	144	567
Other long-term liabilities	1,385	1,465
Total liabilities	36,852	32,303

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,748,408 shares issued and 2,708,491 shares outstanding as of September 30, 2017 and 2,758,275 shares issued and 2,688,790 shares outstanding as of December 31, 2016	—	—
Additional paid-in capital	34,963	38,190
Retained earnings	8,014	7,331
Accumulated other comprehensive income	3,562	1,834
Treasury stock, at average cost, 39,917 shares as of September 30, 2017 and 69,485 shares as of December 31, 2016, respectively	(4,861)	(8,470)
Total shareholders’ equity	41,678	38,885
Total liabilities and shareholders’ equity	$78,530	$71,188
See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$41,997	$48,146	$130,324	$137,664
Cost of sales	8,233	9,736	25,781	28,225
Gross profit	33,764	38,410	104,543	109,439

Operating expenses:
Commissions and incentives	18,370	19,985	54,445	56,019
Selling and administrative expenses	8,171	9,877	26,803	28,199
Depreciation and amortization expense	424	507	1,379	1,427
Other operating costs	6,115	7,534	20,447	22,863
Total operating expenses	33,080	37,903	103,074	108,508

Income from operations	684	507	1,469	931
Interest income (expense), net	10	(16)	58	(5)
Other income (expense), net	177	232	209	(471)
Income before income taxes	871	723	1,736	455

Income tax benefit	510	562	193	90
Net income	$1,381	$1,285	$1,929	$545

Earnings per common share:
Basic	$0.51	$0.47	$0.71	$0.20
Diluted	$0.50	$0.46	$0.69	$0.19

Weighted-average common shares outstanding:
Basic	2,711	2,706	2,708	2,703
Diluted	2,766	2,818	2,773	2,812

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,381	$1,285	$1,929	$545
Foreign currency translations	80	1,407	1,728	2,911
Comprehensive income	$1,461	$2,692	$3,657	$3,456

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY – (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2016	$—	$38,190	$7,331	$1,834	$(8,470)	$38,885
Net income	—	—	1,929	—	—	1,929
Declared and paid dividends	—	—	(1,015)	—	—	(1,015)
Vesting of restricted shares	—	(305)	—	—	305	—
Charge related to stock-based compensation	—	199	—	—	—	199
Issuance of unrestricted shares	—	(1,228)	—	—	1,473	245
Stock option exercises	—	(1,748)	—	—	1,831	83
Repurchase of common stock	—	(145)	—	—	—	(145)
Foreign currency translations	—	—	(231)	1,728	—	1,497
Balance at September 30, 2017	$—	$34,963	$8,014	$3,562	$(4,861)	$41,678

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,929	$545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,379	1,427
Provision for inventory losses	424	208
Provision for doubtful accounts	253	516
Loss on disposal of assets	1	415
Stock-based compensation expense	444	474
Deferred income taxes	(853)	(401)
Changes in operating assets and liabilities:
Accounts receivable	(339)	(213)
Income tax receivable	(1,169)	(11)
Inventories	1,161	(903)
Prepaid expenses and other current assets	1,040	306
Other assets	550	(183)
Deferred commissions	(516)	(171)
Accounts payable	802	2,457
Accrued expenses and other liabilities	(272)	(1,771)
Taxes payable	1,804	(376)
Commissions and incentives payable	1,853	4,184
Deferred revenue	508	664
Change in restricted cash	(25)	(17)
Net cash provided by operating activities	8,974	7,150
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,076)	(1,676)
Proceeds from sale of assets	1	—
Net cash used in investing activities	(1,075)	(1,676)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	83	40
Repurchase of common stock	(145)	(159)
Payment of cash dividends	(1,015)	(336)
Repayment of capital lease obligations	(1,182)	(1,136)
Net cash used in financing activities	(2,259)	(1,591)
Effect of currency exchange rate changes on cash and cash equivalents	1,046	2,434
Net increase in cash and cash equivalents	6,686	6,317
Cash and cash equivalents at the beginning of the period	28,687	31,994
Cash and cash equivalents at the end of the period	$35,373	$38,311
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,625	$1,830
Interest paid on capital leases and financing arrangements	$54	$90
Assets acquired through financing arrangements	$130	$529
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

On July 1, 2017, the Company revised its Associate Compensation Plan (the "2017 Compensation Plan"), which was designed to stimulate business growth and development for our active business building associates and to maximize the buying experience for our preferred customers. In doing so, the Company hopes to better utilize commission dollars to stimulate Company growth.  The 2017 Compensation Plan provides revised income streams, new leadership levels and titles, and modified various volume requirements for our independent associates ("associates"). In addition, the 2017 Compensation Plan re-designated members as preferred customers and modified their pricing structure.

Associates and now preferred customers purchase the Company’s products at published wholesale prices. The Company cannot distinguish products sold for personal use from other sales, when sold to associates, because it is not involved with the products after delivery, other than usual and customary product warranties and returns. Only associates are eligible to earn commissions and incentives. In addition, the Company operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai Daily Necessity & Health Products Co., Ltd. (“Meitai”), is operating as a traditional retailer under a cross-border e-commerce model in China. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) to be considered “complete financial statements.” However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2016 consolidated balance sheet has been derived from the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2016 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 14, 2017 (the “2016 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2016 Annual Report.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of September 30, 2017 and December 31, 2016, credit card receivables were $3.2 million and $0.5 million, respectively. As of September 30, 2017 and December 31, 2016, cash and cash equivalents held in bank accounts in foreign countries totaled $32.1 million and $27.5 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of September 30, 2017 and December 31, 2016, our total restricted cash was $8.3 million and $7.9 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of each of September 30, 2017 and December 31, 2016, receivables consisted primarily of amounts due from preferred customers and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of September 30, 2017 and December 31, 2016, the Company held an allowance for doubtful accounts of $0.6 million and $0.5 million, respectively.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or market. The Company periodically reviews inventories for obsolescence, and any inventories identified as obsolete are reserved or written off.

Other Assets

As of September 30, 2017 and December 31, 2016, other assets were $3.6 million and $4.0 million, respectively, and primarily consisted of deposits for building leases in various locations of $1.8 million and $2.2 million, respectively. Additionally, included in the September 30, 2017 and December 31, 2016 balances was $1.6 million and $1.5 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in each of the September 30, 2017 and December 31, 2016 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable

As of September 30, 2017 and December 31, 2016, notes payable were $0.9 million and $1.4 million, respectively, as a result of funding from a capital financing agreement related to our investment in computer hardware and software and other financing arrangements. At September 30, 2017, the current portion was $0.8 million and the long-term portion was $0.1 million.  At December 31, 2016, the current portion was $0.8 million and the long-term portion was $0.6 million.

Other Long-Term Liabilities

Other long-term liabilities were $1.4 million and $1.5 million as of September 30, 2017 and December 31, 2016, respectively.  At each of September 30, 2017 and December 31, 2016, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions (see Note 8, Income Taxes of the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed March 14, 2017). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At September 30, 2017 and December 31, 2016, accrued restoration costs related to these leases amounted to $0.5 million and $0.6 million, respectively.  At September 30, 2017 and December 31, 2016, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.4 million and $0.5 million, respectively (see Note 10, Employee Benefit Plans, of the Company’s 10-K, filed March 14, 2017).

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

Revenue Recognition and Deferred Commissions

The Company’s revenue is derived from sales of individual products, sales of its starter and renewal packs, associate fees and shipping fees. Substantially all of the Company’s product and pack sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company recognizes revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held.

As a result of the 2017 Compensation Plan, which was implemented on July 1, 2017, the Company also collects associate fees, which relate to providing associates with the right to earn commissions, benefits and incentives for an annual period. Associate fees are recognized evenly over the course of the annual period of the contract. The Company collected associate fees within the United States, Canada, South Africa and Japan during the three months ended September 30, 2017.

The arrangement regarding associate fees has three service elements: providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months and a complimentary three-month subscription package for the Success Tracker™ and Mannatech+ customized electronic business-building tools. Each of these service elements is provided over time to the customer. For the three months ended September 30, 2017, there were no standalone sales for the associate fee element, which resulted in all three service elements being combined as a single unit of accounting.

The Company defers certain components of its revenue. At September 30, 2017 and December 31, 2016, the Company’s deferred revenue was $8.8 million and $8.2 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event and iv) associate fees. The deferred revenue associated with the loyalty program at September 30, 2017 and December 31, 2016 was $6.1 million and $7.0 million, respectively. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.8 million and $3.2 million at September 30, 2017 and December 31, 2016, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited or expired	(6,963)
Loyalty points used	(15,451)
Loyalty points vested	20,085
Loyalty points unvested	1,289
Loyalty deferred revenue as of December 31, 2016	$7,033

Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited or expired	(4,808)
Loyalty points used	(10,577)
Loyalty points vested	12,418
Loyalty points unvested	2,050
Loyalty deferred revenue as of September 30, 2017	$6,116

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates a sales return reserve for expected sales refunds based on historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded each period could be materially affected. Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the nine months ended September 30, 2017, our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2017	$129
Provision related to sales made in current period	922
Adjustment related to sales made in prior periods	3
Actual returns or credits related to current period	(793)
Actual returns or credits related to prior periods	(133)
Sales reserve as of September 30, 2017	$128

Shipping and Handling Costs

The Company records freight and shipping fees collected from its customers as revenue. The Company records inbound freight as a component of inventory and cost of sales.

Commissions and Incentives

Associates earn commissions and incentives based on their direct and indirect commissionable net sales over each month of the fiscal year. The Company accrues commissions and incentives when earned by associates and pays commissions on product and pack sales on a monthly basis.

Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Denmark, Norway, Sweden, Colombia, Mexico and China operations, remeasurement of intercompany balances classified as equity from its Taiwan, Mexico and Cyprus operations, and changes in the pension obligation for its Japanese employees.

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

The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the first quarter of 2017. The updated guidance changes how companies account for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of such awards in the statement of cash flows. ASU 2016-09 became effective for us on January 1, 2017. ASU 2016-09 requires that excess tax benefits and deficiencies resulting from the vesting or exercise of stock-based compensation awards to be recognized in the income statement on a prospective basis. Previously, these amounts were recognized in additional paid-in capital. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted EPS under the treasury stock method. In accordance with the standard, we elected to continue our historical approach of estimating forfeitures during the award vesting period. ASU 2016-09 had no material impact to the calculation of weighted average shares outstanding for the three and nine month periods ended September 30, 2017. The adoption of this standard did not have a material effect on our consolidated financial statements for the three and nine month periods ended September 30, 2017.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements Issued But Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. All of these aforementioned ASUs have been codified under ASC 606, Revenue from Contracts with Customers. We have a project plan in place for the transition to revenue recognition in accordance with ASC 606, including necessary changes to accounting processes, procedures and internal controls. Our initial evaluation is that the timing of revenue recognition for our various revenue streams would not be materially impacted by the adoption of this standard. As we continue our assessment, we are reviewing selected revenue contracts in detail to validate our initial conclusions. We will adopt the modified retrospective approach with any cumulative effect recognized in retained earnings on the date of adoption. In addition, we expect the adoption to lead to increased footnote disclosures. Our process for evaluating the overall impact of adopting this standard will be completed by January 1, 2018.
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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at September 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$928	$239
Finished goods	10,167	12,103
Inventory reserves for obsolescence	(470)	(381)
Total	$10,625	$11,961

NOTE 3: INCOME TAXES

For the three and nine months ended September 30, 2017, the Company’s effective tax rate was (58.5)% and (11.1)%, respectively. For the three and nine months ended September 30, 2016, the Company’s effective income tax rate was (77.7)% and (19.8)%, respectively. For the three and nine months ended September 30, 2017 and 2016, the Company’s effective tax rate was determined based on the estimated annual effective tax rate.
The effective tax rates for the three and nine months ended September 30, 2017 were lower than what would have been expected if the U.S. federal statutory rate were applied to income before taxes. Items which decreased the effective income tax rate included favorable rate differences from foreign jurisdictions, unrealized foreign exchange gains, deductions on non-qualified stock options, and the removal of certain tax reserve items due to expiration of applicable statute of limitations. This was partially offset by items that increased the effective income tax rate, which included tax paid related to a Korean audit settlement and other foreign permanent components.

The effective tax rates for the three and nine months ended September 30, 2016 were lower than what would have been expected if the U.S. federal statutory rate were applied to income before taxes. Items which decreased the effective income tax rate included the favorable rate differences from foreign jurisdictions, fluctuation of income between quarters, further valuation allowance release from Switzerland and the removal of certain tax reserve items due to expiration of applicable statute of limitations. Items discrete to the third quarter include foreign exchange losses and increased losses in jurisdictions for which no taxable benefit can be recorded. These items were totally offset by the effect of decreasing components.

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan. In determining the potential dilution effect of outstanding stock options during the three and nine months ended September 30, 2017, the Company used the quarterly and nine-month ended average common stock close price of $15.39 and $17.02 per share, respectively. For the three and nine months ended September 30, 2017, approximately 0.2 million and 0.5 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation, respectively, as the effect would have been antidilutive.
In determining the potential dilution effect of outstanding stock options during the three and nine months ended September 30, 2016, the Company used the quarterly and nine-month ended average common stock closing price of $18.02 and $19.12 per share, respectively. For the three and nine months ended September 30, 2016, approximately 0.1 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation, respectively, as the effect would have been antidilutive.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan (the “2017 Plan”), which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017. The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended, which was set to expire on February 20, 2018. The Board has reserved a maximum of 250,000 shares of our common stock that may be issued under the 2017 Plan, consisting of 181,674 newly reserved shares and 68,326 shares that remained available for issuance under the 2008 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of September 30, 2017, the Company had a total of 240,000 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During each of the three months ended September 30, 2017 and 2016, the Company granted zero stock options. During each of the nine months ended September 30, 2017 and 2016, the Company granted 10,000 stock options. The fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was approximately $5.87 and $12.18 per share, respectively. The Company recognized compensation expense as follows for the three and nine months ended September 30 (in thousands):

	Three months ending September 30		Nine months ending September 30
	2017	2016	2017	2016
Total gross compensation expense	$57	$115	$200	$474
Total tax benefit associated with compensation expense	9	15	37	62
Total net compensation expense	$48	$100	$163	$412

As of September 30, 2017, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months ending December 31, 2017	Year ending December 31,
		2018	2019	2020
Total gross unrecognized compensation expense	$46	$122	$38	$—
Tax benefit associated with unrecognized compensation expense	8	20	3	—
Total net unrecognized compensation expense	$38	$102	$35	$—

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”). On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. On August 31, 2016, the Company's Board of Directors reactivated the August 2006 Plan and authorized the Company to repurchase up to $0.5 million of the Company's outstanding common shares in open market transactions. As of August 8, 2017, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. As of September 30, 2017, there was $19.6 million remaining for repurchase under the August 2006 Plan, and the total value of shares repurchased in the open market under the August 2006 Plan was $0.4 million. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

During the three months ended September 30, 2017, the Company repurchased 5,381 shares at an average price of $15.00. During the nine months ended September 30, 2017, the Company repurchased 9,867 shares at an average price of $14.67.

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

	Foreign Currency Translation and Remeasurement(2)	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2016	$1,534	$300	$1,834
Current-period change (1)	1,728	—	1,728
Balance as of September 30, 2017	$3,262	$300	$3,562
(1)No material amounts reclassified from accumulated other comprehensive income.
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

On August 14, 2017, the Board of Directors declared a dividend of $0.125 per share that was paid on September 20, 2017 to shareholders of record on September 13, 2017.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: LITIGATION

Breach of Contract

Natural Alternatives International Inc. v. Mannatech Inc. dba Mannatech Dietary Supplements, Case No. 3:17-c-v-01906-W-JLB, U.S. District Court, for the Southern District of California

On September 19, 2017, the Company was informed by Natural Alternatives International Inc. (“NAI”) that it had filed a civil action against the Company for allegedly breaching the excess inventory clause of a manufacturing agreement between the parties. NAI asserts that the Company owes $292,194 as reimbursement for excess inventory held by NAI post expiration of the manufacturing agreement. The Company disagrees with that assertion. The Company was not formally served. On October 25, 2017, the parties entered into a settlement agreement whereby the Company shall pay NAI two payments of $100,000 for a total of $200,000 to resolve the issues asserted in the complaint. On October 27, 2017, NAI filed Plaintiff’s Notice of Settlement of the Action with the Court stating that the parties reached an amicable settlement and that upon final payment of the funds to NAI, NAI shall file a voluntary dismissal of the lawsuit. The final payment to NAI is due on or before December 30, 2017. This matter remains open.

Insured Litigation - Personal Injury

Ralph Pinkston v. Cornerstone Technologies, LLC d/b/a Cornerstone Show Foundation, Mannatech Inc., and Anatole Partners III, LLC, Case No. DC-17-13494 (192nd Dist. Ct., Dallas, Co., Tex)

On October 13, 2017, the Company’s registered agent received service of process of the above-captioned matter. Ralph Pinkston (the “Plaintiff”) is a truck driver who is alleging that he suffered injuries to his foot while unloading audio-visual equipment owned by Defendant Cornerstone from his truck on to the dock at Defendant Anatole’s hotel (the “Hotel”) on the morning of April 5, 2016. The Company held its 2016 MannaFest event at the Hotel from April 6, 2016 to April 10, 2016. Defendant Cornerstone provided production services to the Company for the event. The Plaintiff alleges that his injuries were due to the negligence of the Company and the other defendants. The Plaintiff is seeking damages in excess of $200,000. The Company submitted this matter to its insurance carrier and retained approved outside counsel.

It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter; however, the Company believes it has a valid defense and will vigorously defend this claim.

Administrative Proceedings

Mannatech Korea, Ltd. v. Busan Custom Office, Busan District Court, Korea

On or before April 12, 2015, Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013.  The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, all of which was paid in January 2014. Both parties submitted a response to the Court’s inquiry on January 15, 2016. The final hearing for the case was held on May 26, 2016 where each party presented their respective arguments. The Court set the decision hearing on October 27, 2016, and the Court decided the case in the Company’s favor. However, on November 18, 2016, BCO filed an appeal to the Busan High Court. The first hearing occurred on March 31, 2017, and the second hearing occurred on April 21, 2017. The final hearing was held on June 2, 2017. The Court issued its decision on June 30, 2017 in favor of the BCO. The Company appealed this decision on August 24, 2017. This matter remains open.

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

In Re: Harley Reginald McDaniel, Case No. 17-42560 (U.S. Bankruptcy Court for the Northern District of Texas)

On June 22, 2017, the Company received notice that on June 20, 2017, Dr. H. Reginald McDaniel (the “Debtor”) filed Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of Texas. The Debtor’s initial flings indicate that the Company is the largest creditor based on the Company’s judgment against the Debtor in the patent litigation styled, Mannatech, Incorporated v. Wellness Quest, LLC and Harley Reginald McDaniel. The Debtor asserts that the value of the debt is $700,000. The Company has engaged bankruptcy counsel. The first meeting of creditors was held on August 8, 2017. On August 24, 2017, the Chapter 7 Trustee and the Company each filed objections to certain exemptions asserted by the Debtor. On August 25, 2017, the U.S. Trustee filed a motion seeking dismissal of the case. On September 14, 2017, the Company filed its response opposing the U.S. Trustee’s motion on the grounds that dismissal would be contrary to the best interests of the creditors. A hearing on the motion to dismiss was held on September 20, 2017. On October 12, 2017, the U.S. Trustee stipulated to dismiss its dismissal motion. On October 20, 2017, the Court set November 13, 2017 as the deadline for the Company to file a complaint to assert that the damages owed by the Debtor to the Company for his infringement of the Company's patent to be non-dischargeable. This matter remains open.

Trademark Opposition - U.S. Patent and Trademark Office

United States Trademark Opposition No. 91221493, Shaklee Corporation v. Mannatech, Incorporated re: UTH

On April 15, 2015, the Company received notice that Shaklee Corporation (“Shaklee”) filed a Notice of Opposition to the Company’s trademark application for UTH (stylized as Û th) with the USPTO. On May 19, 2015, the Company filed an answer to the opposition and also filed a counterclaim seeking to cancel Shaklee’s registration of its YOUTH mark

On March 28, 2017, the TTAB ruled on the 56(d) Motion, granting the Company’s motion in part to oblige Shaklee to answer the Company’s request for discovery related to Shaklee’s use or non-use of the YOUTH mark. The Company took the deposition of Shaklee’s designated witness on May 31, 2017.     On June 29, 2017, the Company filed Applicant’s Opposition to Opposer’s Motion for Summary Judgment on Applicant’s Counterclaim for Abandonment and Applicant’s Cross Motion for Summary Judgment on its Counterclaim for Abandonment.  Shaklee’s reply in support of their Motion for Summary Judgement and Response to the Company’s Counterclaim was filed on August 3, 2017. The parties are awaiting the TTAB’s ruling on the motions.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2017. The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2017 and December 31, 2016.

September 30, 2017	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$30	$—	$—	$30
Interest bearing deposits – various banks	20,305	—	—	20,305
Total assets	$20,335	$—	$—	$20,335
Amounts included in:
Cash and cash equivalents	$14,004	$—	$—	$14,004
Restricted cash	741	—	—	741
Long-term restricted cash	5,590	—	—	5,590
Total	$20,335	$—	$—	$20,335

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$12	$—	$—	$12
Interest bearing deposits – various banks	19,357	—	—	19,357
Total assets	$19,369	$—	$—	$19,369
Amounts included in:
Cash and cash equivalents	$13,326	$—	$—	$13,326
Restricted cash	737	—	—	737
Long-term restricted cash	5,306	—	—	5,306
Total	$19,369	$—	$—	$19,369

NOTE 9: SEGMENT INFORMATION

The Company's sole reporting segment is one where we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through network marketing distribution channels operating in twenty-five countries. Each of the business units sells similar packs (with the exception of the United States, Canada, South Africa, and Japan where packs have been replaced with associate fees, see Note 1 Organization and Summary of Significant Accounting Policies) and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates who occupy positions in our network and distribute products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales. The Company also operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai, is operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.
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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated net sales shipped to customers in these regions, along with pack and product information for the three and nine months ended September 30, were as follows (in millions, except percentages):

	Three Months				Nine Months
Region	2017		2016		2017		2016
Americas	$14.1	33.6%	$19.0	39.5%	$49.1	37.7%	$54.0	39.2%
Asia/Pacific	24.4	58.1%	25.5	53.0%	71.0	54.5%	73.2	53.2%
EMEA	3.5	8.3%	3.6	7.5%	10.2	7.8%	10.5	7.6%
Totals	$42.0	100.0%	$48.1	100.0%	$130.3	100.0%	$137.7	100.0%

	Three Months		Nine Months
	2017	2016	2017	2016
Consolidated product sales	$39.1	$39.8	$113.2	$113.6
Consolidated pack sales and associate fees(a)	1.8	6.9	13.5	20.2
Consolidated other, including freight	1.1	1.4	3.6	3.9
Consolidated total net sales	$42.0	$48.1	$130.3	$137.7
(a)Coincident with the introduction of the 2017 Compensation Plan, which was implemented on July 1, 2017, the Company collects associate fees, which relate to providing the associates with the right to earn commissions, benefits and incentives for an annual period. The Company collected associate fees within the United States, Canada, South Africa and Japan during the three months ended September 30, 2017. Prior to the change, associates purchased packs that were bundles of products within these respective geographic markets. Total associate fees since implementing the 2017 Compensation Plan represented an immaterial amount of total sales.

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of September 30, 2017 and December 31, 2016, reside in the following regions, as follows (in millions):

Region	September 30, 2017	December 31, 2016
Americas	$3.0	$3.1
Asia/Pacific	1.4	1.4
EMEA	0.1	0.1
Total	$4.5	$4.6

Inventory balances, which consist of raw materials, work in process, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	September 30, 2017	December 31, 2016
Americas	$4.1	$4.8
Asia/Pacific	4.9	4.2
EMEA	1.6	3.0
Total	$10.6	$12.0

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2017 as compared to the same periods in 2016, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

On July 1, 2017, the Company revised its 2017 Compensation Plan, which was designed to stimulate business growth and development for our active business building associates and to maximize the buying experience for our preferred customers. In doing so, the Company hopes to better utilize commission dollars to stimulate Company growth.  The 2017 Compensation Plan provides revised income streams, new leadership levels and titles, and modified various volume requirements for our associates. In addition, the 2017 Compensation Plan re-designated members as preferred customers and modified their pricing structure.

We conduct our business as a single reportable segment and primarily sell our products through a network of approximately 219,000 active independent associates and preferred customer positions held by individuals that had purchased our products and/or packs during the last 12 months, who we refer to as current independent associates and preferred customers. New associate fees or pack sales and positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 25 countries and e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of current independent associates and preferred customers that occupy sales or purchasing positions in our network; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure. During the fourth quarter of 2016, we commenced a non-direct selling business in China. Our subsidiary in China, Meitai, is operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

Current Economic Conditions and Recent Developments

Overall net sales decreased $6.1 million, or 12.8%, to $42.0 million, during the three months ended September 30, 2017, as compared to the same period in 2016. Net sales for the nine months ended September 30, 2017 decreased by $7.3 million, or 5.3%, as compared to the same period in 2016. For the three and nine months ended September 30, 2017, our net sales declined 12.5% and 6.4%, respectively, on a Constant dollar basis (see Non-GAAP Measures, below); unfavorable foreign exchange during the third quarter of 2017 caused a decrease of $0.1 million and favorable foreign exchange for the nine months ended September 30, 2017 caused an increase of $1.4 million as compared to the same periods in 2016. For the three and nine months ended September 30, 2017, our operations outside of the Americas accounted for approximately 66.4% and 62.3%, respectively, of our consolidated net sales.

The net sales comparisons for the three and nine-month periods ended September 30, 2017 and September 30, 2016 were primarily affected by our 2017 Compensation Plan, which was strategically designed to de-emphasize the importance of pack sales in order to stay current and competitive with industry changes.

In connection with the 2017 Compensation Plan, pack sales have been replaced with associate fees for the United States, Canada, South Africa, and Japan. Associate fees, which provide associates the right to earn commissions, benefits and incentives in these regions, now average approximately $50 annually (which may vary across geographic markets). Pack sales historically had an average value of $197 during fiscal year 2017 before we implemented the 2017 Compensation Plan on July 1, 2017. As we roll out associate fees (and replace pack sales) across our remaining markets, we expect to see a decrease in future sales volumes from pack sales. However, actual results may vary from our expectations.

As a result of this aforementioned change associated with implementing the 2017 Compensation Plan, pack sales (as well as other revenue metrics related to packs) decreased relative to comparative periods. The number of packs sold to, and associate fees paid by, new and continuing independent associates and preferred customers decreased 19.3% during the third quarter of 2017 to approximately 24,600 as compared to 30,500 during the same period in 2016. In addition, average pack value decreased by $152, to $76 for the three months ended September 30, 2017, as compared to $228 for the same period in 2016.

In connection with the implementation of the 2017 Compensation Plan, the number of packs sold to, and associate fees paid by, new and continuing independent associates and preferred customers decreased 11.8% for the nine months ended September 30, 2017 to approximately 83,900 as compared to 95,100 during the same period in 2016. This decrease was further impacted by a $50 decrease in average pack value, to $162 for the nine months ended September 30, 2017, as compared to $212 for the same period in 2016.

Specifically, within the Americas, during the three months ended September 30, 2017, pack sales decreased by $0.5 million, from $0.8 million to $0.3 million, as compared to the same period in 2016. During the nine months ended September 30, 2017, pack sales in the Americas decreased $0.8 million, from $2.4 million to $1.6 million, as compared to the same period in 2016.

Our average product order value increased by $11, to $183 for the three months ended September 30, 2017, as compared to $172 for the same period in 2016. This was offset by a decrease of 4.5% in the number of product orders during the third quarter of 2017, to approximately 236,000 as compared to 247,000 during the same period in 2016. The number of product orders decreased 5.3% during the nine months ended September 30, 2017 to approximately 711,000 as compared to 751,000 during the same period in 2016. This decrease was partially offset by a $7 increase in the average product order sale, to $174 for the nine months ended September 30, 2017, as compared to $167 for the same period in 2016.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have declined $6.0 million and $8.8 million for the three and nine months ended September 30, 2017, respectively. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	2017		2016		Change from 2017 to 2016
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$41,997	100.0%	$48,146	100.0%	$(6,149)	(12.8)%
Cost of sales	8,233	19.6%	9,736	20.2%	(1,503)	(15.4)%
Gross profit	33,764	80.4%	38,410	79.8%	(4,646)	(12.1)%

Operating expenses:
Commissions and incentives	18,370	43.7%	19,985	41.5%	(1,615)	(8.1)%
Selling and administrative expenses	8,171	19.5%	9,877	20.5%	(1,706)	(17.3)%
Depreciation and amortization expense	424	1.0%	507	1.1%	(83)	(16.4)%
Other operating costs	6,115	14.6%	7,534	15.6%	(1,419)	(18.8)%
Total operating expenses	33,080	78.8%	37,903	78.7%	(4,823)	(12.7)%
Income from operations	684	1.6%	507	1.1%	177	34.9%
Interest income	10	—%	(16)	—%	26	162.5%
Other income, net	177	0.4%	232	0.5%	(55)	(23.7)%
Income before income taxes	871	2.1%	723	1.5%	148	20.5%
Benefit for income taxes	510	1.2%	562	1.2%	(52)	(9.3)%
Net income	$1,381	3.3%	$1,285	2.7%	$96	7.5%

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	2017		2016		Change from 2017 to 2016
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$130,324	100.0%	$137,664	100.0%	$(7,340)	(5.3)%
Cost of sales	25,781	19.8%	28,225	20.5%	(2,444)	(8.7)%
Gross profit	104,543	80.2%	109,439	79.5%	(4,896)	(4.5)%

Operating expenses:
Commissions and incentives	54,445	41.8%	56,019	40.7%	(1,574)	(2.8)%
Selling and administrative expenses	26,803	20.6%	28,199	20.5%	(1,396)	(5.0)%
Depreciation and amortization expense	1,379	1.1%	1,427	1.0%	(48)	(3.4)%
Other operating costs	20,447	15.7%	22,863	16.6%	(2,416)	(10.6)%
Total operating expenses	103,074	79.1%	108,508	78.8%	(5,434)	(5.0)%
Income from operations	1,469	1.1%	931	0.7%	538	57.8%
Interest income (expense)	58	—%	(5)	—%	63	1,260.0%
Other income (expense), net	209	0.2%	(471)	(0.3)%	680	144.4%
Income before income taxes	1,736	1.3%	455	0.3%	1,281	281.5%
Benefit for income taxes	193	0.1%	90	0.1%	103	114.4%
Net income	$1,929	1.5%	$545	0.4%	$1,384	253.9%

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

Three-month period ended (in millions, except percentages)	September 30, 2017		September 30, 2016	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$42.0	$42.1	$48.1	$(6.0)	(12.5)%
Product	39.1	39.2	39.8	(0.6)	(1.5)%
Pack and associate fees(a)	1.8	1.8	6.9	(5.1)	(73.9)%
Other	1.1	1.1	1.4	(0.3)	(21.4)%
Gross profit	33.8	33.9	38.4	(4.5)	(11.7)%
Income from operations	0.7	0.7	0.5	0.2	40.0%

Nine-month period ended (in millions, except percentages)	September 30, 2017		September 30, 2016	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$130.3	$128.9	$137.7	$(8.8)	(6.4)%
Product	113.2	112.0	113.6	(1.6)	(1.4)%
Pack and associate fees(a)	13.5	13.3	20.2	(6.9)	(34.2)%
Other	3.6	3.6	3.9	(0.3)	(7.7)%
Gross profit	104.5	103.5	109.4	(5.9)	(5.4)%
Income from operations	1.5	1.0	0.9	0.1	11.1%
(a)Coincident with the introduction of the 2017 Compensation Plan, which was implemented on July 1, 2017, the Company collects associate fees, which relate to providing the associates with the right to earn commissions, benefits and incentives for an annual period. The Company collected associate fees within the United States, Canada, South Africa and Japan during the three months ended September 30, 2017. Prior to the change, associates purchased packs that were bundles of products within these respective geographic markets. Total associate fees since implementing the 2017 Compensation Plan represented an immaterial amount of total sales.

Net Sales

Consolidated net sales for the three months ended September 30, 2017 decreased by $6.1 million, or 12.8%, to $42.0 million as compared to $48.1 million for the same period in 2016. Consolidated net sales for the nine months ended September 30, 2017 decreased by $7.3 million, or 5.3%, to $130.3 million, as compared to $137.7 million for the same period in 2016.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended September 30, 2017 and 2016 were as follows (in millions, except percentages):

Region	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Americas	$14.1	33.6%	$19.0	39.5%
Asia/Pacific	24.4	58.1%	25.5	53.0%
EMEA	3.5	8.3%	3.6	7.5%
Total	$42.0	100.0%	$48.1	100.0%
Consolidated net sales by region for the nine months ended September 30, 2017 and 2016 were as follows (in millions, except percentages):

Region	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Americas	$49.1	37.7%	$54.0	39.2%
Asia/Pacific	71.0	54.5%	73.2	53.2%
EMEA	10.2	7.8%	10.5	7.6%
Total	$130.3	100.0%	$137.7	100.0%

For the three months ended September 30, 2017, net sales in the Americas decreased by $4.9 million, or 25.8%, to $14.1 million, as compared to $19.0 million for the same period in 2016. This decrease was primarily due to a 21.0% decrease in revenue per active independent associate and preferred customers and a 6.1% decline in the number of active independent associates and preferred customers. During the three months ended September 30, 2017, the loyalty program in the Americas increased sales by $0.3 million, as compared to the same period in 2016. During the three months ended September 30, 2017, the number of product orders in the Americas decreased by 9,000, from 97,000 to 88,000, as compared to the same period in 2016. During the three months ended September 30, 2017, pack sale revenue in the Americas decreased by $0.5 million, from $0.8 million to $0.3 million, as compared to the same period in 2016.

For the nine months ended September 30, 2017, net sales in the Americas decreased by $4.9 million, or 9.1%, to $49.1 million, as compared to $54.0 million for the same period in 2016. This decrease was primarily due to a 3.2% decrease in revenue per active independent associate and preferred customer and a 7.6% decrease in the number of active independent associates and preferred customers. During the nine months ended September 30, 2017, the loyalty program in the Americas increased sales by $0.6 million, as compared to the same period in 2016. During the nine months ended September 30, 2017, the number of product orders in the Americas decreased by 25,000, from 296,000 to 271,000, as compared to the same period in 2016. During the nine months ended September 30, 2017, pack sale revenue in the Americas decreased $0.8 million, from $2.4 million to $1.6 million, as compared to the same period in 2016.

For the three months ended September 30, 2017, our operations outside of the Americas accounted for approximately 66.4% of our consolidated net sales, whereas in the same period in 2016, our operations outside of the Americas accounted for approximately 60.5% of our consolidated net sales.

For the nine months ended September 30, 2017, our operations outside of the Americas accounted for approximately 62.3% of our consolidated net sales, whereas in the same period in 2016, our operations outside of the Americas accounted for approximately 60.8% of our consolidated net sales.

For the three months ended September 30, 2017, Asia/Pacific net sales decreased by $1.1 million, or 4.3%, to $24.4 million, as compared to $25.5 million for the same period in 2016. This decrease was primarily due to a 4.7% decrease in revenue per active independent associate and preferred customer, which was partially offset by a 0.4% increase in the number of active independent associates and preferred customers. During the three months ended September 30, 2017, the loyalty program in Asia/Pacific decreased sales by $0.5 million, as compared to the same period in 2016. Foreign currency exchange had the effect of decreasing revenue by $0.4 million for the three months ended September 30, 2017, as compared to the same period in 2016. The currency impact is primarily due to the weakening of the Korean Won and Japanese Yen, which was partially offset by the strengthening of the Australian Dollar and Taiwanese Dollar. During the three months ended September 30, 2017, the number of product orders in Asia/Pacific decreased by 4,000, from 117,000 to 113,000, as compared to the same period in 2016. During the three months ended September 30, 2017, pack sale revenue in Asia/Pacific decreased by $4.2 million, from $5.6 million to $1.4 million, as compared to the same period in 2016.

For the nine months ended September 30, 2017, Asia/Pacific net sales decreased by $2.2 million, or 3.0%, to $71.0 million, as compared to $73.2 million for the same period in 2016. This decrease was primarily due to a 3.4% decrease in revenue per active independent associate and preferred customer, which was partially offset by a 4.4% increase in the number of active independent associates and preferred customers. During the nine months ended September 30, 2017, the loyalty program in Asia/Pacific increased sales by $0.1 million, as compared to the same period in 2016. Foreign currency exchange had the effect of increasing revenue by $0.7 million for the nine months ended September 30, 2017, as compared to the same period in 2016. The currency impact is primarily due to the strengthening of the Korean Won, Australian Dollar, Taiwanese Dollar, and New Zealand Dollar, which was partially offset by the weakening of the Japanese Yen, Chinese Yuan (Renminbi), Singapore Dollar, and Hong Kong Dollar. During the nine months ended September 30, 2017, the number of product orders in Asia/Pacific increased by 5,000, from 335,000 to 340,000, as compared to the same period in 2016. During the nine months ended September 30, 2017, pack sale revenue in Asia/Pacific decreased $5.3 million, from $16.3 million to $11.0 million, as compared to the same period in 2016.

For the three months ended September 30, 2017, EMEA net sales decreased by $0.1 million, or 2.8%, to $3.5 million, as compared to $3.6 million for the same period in 2016. This decrease was due to a 13.5% decline in revenue per active independent associate and preferred customer, which was partially offset by a 9.3% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $0.2 million when the three-month period ending September 30, 2017 is compared to the same period in 2016.  The currency impact is primarily due to the strengthening of the South African Rand and the Euro. During the three months ended September 30, 2017, the number of product orders in EMEA increased by 3,000, from 33,000 to 36,000, as compared to the same period in 2016. During the three months ended September 30, 2017, pack sale revenue in EMEA decreased by $0.4 million, from $0.5 million to $0.1 million, as compared to the same period in 2016.

For the nine months ended September 30, 2017, EMEA net sales decreased by $0.3 million, or 2.9%, to $10.2 million, as compared to $10.5 million for the same period in 2016. This decrease was primarily due to a 11.1% decrease in revenue per active independent associate and preferred customer, which was partially offset by a 2.9% increase in the number of active independent associates and preferred customers. During the nine months ended September 30, 2017, the loyalty program in EMEA increased net sales by $0.1 million. Foreign currency exchange had the effect of increasing revenue by $0.7 million when the nine-month period ending September 30, 2017 is compared to the same period in 2016.  The currency impact is primarily due to the strengthening of the South African Rand, which was partially offset by the weakening of the British Pound. During the nine months ended September 30, 2017, the number of product orders in EMEA decreased by 20,000, from 120,000 to 100,000, as compared to the same period in 2016. During the nine months ended September 30, 2017, pack sale revenue in EMEA decreased $0.6 million, from $1.5 million to $0.9 million, as compared to the same period in 2016.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in shipping fees;

•	changes in consumer demand;

•	changes in the number of independent associates and preferred customers;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months Ended September 30,		Change
	2017	2016	Dollar	Percentage
Consolidated product sales	$39.1	$39.8	$(0.7)	(1.8)%
Consolidated pack sales and associate fees(a)	1.8	6.9	(5.1)	(73.9)%
Consolidated other, including freight	1.1	1.4	(0.3)	(21.4)%
Total consolidated net sales	$42.0	$48.1	$(6.1)	(12.8)%

	Nine Months Ended September 30,		Change
	2017	2016	Dollar	Percentage
Consolidated product sales	$113.2	$113.6	$(0.4)	(0.4)%
Consolidated pack sales and associate fees(a)	13.5	20.2	(6.7)	(33.2)%
Consolidated other, including freight	3.6	3.9	(0.3)	(7.7)%
Total consolidated net sales	$130.3	$137.7	$(7.4)	(5.3)%
(a)Coincident with the introduction of the 2017 Compensation Plan, which was implemented on July 1, 2017, the Company collects associate fees, which relate to providing the associates with the right to earn commissions, benefits and incentives for an annual period. The Company collected associate fees within the United States, Canada, South Africa and Japan during the three months ended September 30, 2017. Prior to the change, associates purchased packs that were bundles of products within these respective geographic markets. Total associate fees since implementing the 2017 Compensation Plan represented an immaterial amount of total sales.

Product Sales

Our product sales are made to our independent associates and preferred customers at published wholesale prices.

Product sales for the three months ended September 30, 2017 decreased by $0.7 million, or 1.8%, as compared to the same period in 2016. For the comparative period, the decrease in product sales was due to a decrease in the number of orders placed, which was partially offset by an increase in the order value. The average order value for the three months ended September 30, 2017 was $183, as compared to $172 for the same period in 2016. The number of orders processed during the three months ended September 30, 2017 decreased by 4.5%, as compared to the same period in 2016.

Product sales for the nine months ended September 30, 2017 decreased by $0.4 million, or 0.4%, as compared to the same period in 2016. For the comparative period, the decrease in product sales was due to a decrease in the number of orders placed, which was partially offset by an increase in the order value. The average order value for the nine months ended September 30, 2017 was $174, as compared to $167 for the same period in 2016. The number of orders processed during the nine months ended September 30, 2017 decreased by 5.3%, as compared to the same period in 2016.

Pack Sales

As a result of the 2017 Compensation Plan, which was implemented on July 1, 2017, the Company now collects associate fees in lieu of selling packs. Associate fees relate to providing associates with the right to earn commissions, benefits and incentives for an annual period for both new and renewing associates. The Company collected associate fees (and does not have pack sales) within the United States, Canada, South Africa, and Japan during the three months ended September 30, 2017. Prior to the change, pack sales represented sales of packs that were bundles of products within these respective geographic markets. Total associate fees for these respective geographic markets since implementing the 2017 Compensation Plan represented an immaterial amount of total sales. In order to stay current and competitive with the industry changes, the 2017 Compensation Plan was strategically designed to deemphasize the importance of pack sales. As such, over the course of the next year, we will seek to replace pack sales with associate fees in all of our geographic markets.

In markets other than the United States, Canada, South Africa, and Japan packs may be purchased by our independent associates who wish to build a Mannatech business. These packs contain products that are discounted from both the published retail and associate prices. There are several pack options available to our independent associates. In certain markets, pack sales are completed during the final stages of the registration process and can provide new independent associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building independent associates can also purchase an upgrade pack, which provides the associate with additional promotional materials, additional products, and eligibility for additional commissions and incentives.

The dollar amount of pack sales and associate fees related to new and continuing independent associates held by individuals in our network was as follows, for the three and nine months ended September 30, (in millions, except percentages):

	Three Months Ended September 30,		Change
	2017	2016	Dollar	Percentage
New	$1.4	$3.6	$(2.2)	(61.1)%
Continuing	0.4	3.3	(2.9)	(87.9)%
Total	$1.8	$6.9	$(5.1)	(73.9)%

	Nine Months Ended September 30,		Change
	2017	2016	Dollar	Percentage
New	$6.1	$8.9	$(2.8)	(31.5)%
Continuing	7.4	11.3	(3.9)	(34.5)%
Total	$13.5	$20.2	$(6.7)	(33.2)%

Total pack sales and associate fees for the three months ended September 30, 2017 decreased by $5.1 million, or 73.9%, to $1.8 million, as compared to $6.9 million for the same period in 2016. Average pack value for the three months ended September 30, 2017 was $76, as compared to $228 for the same period in 2016. The total number of packs sold decreased by 5,900, or 19.3%, to 24,600 for the three months ended September 30, 2017, as compared to the same period in 2016.

Total pack sales and associate fees for the nine months ended September 30, 2017 decreased by $6.7 million, or 33.2%, to $13.5 million, as compared to $20.2 million for the same period in 2016. Average pack value for the nine months ended September 30, 2017 was $162, as compared to $212 for the same period in 2016. The total number of packs sold decreased by 11,200, or 11.8%, to 83,900 for the nine months ended September 30, 2017, as compared to the same period in 2016.

During 2016 and continuing into 2017, we took the following actions to recruit and retain associates and preferred customers:

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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs, products or associate fees during the twelve months ended September 30, 2017 and 2016 were as follows:

	2017		2016
New	101,000	46.1%	99,000	44.8%
Continuing	118,000	53.9%	122,000	55.2%
Total	219,000	100.0%	221,000	100.0%

Recruitment of new independent associates and preferred customers increased 1.6% in the third quarter of 2017, as compared to the third quarter of 2016. The number of new independent associate and preferred customer positions held by individuals in our network for the third quarter of 2017 was approximately 25,400, as compared to 25,000 for the same period in 2016.
Other Sales

Other sales consisted of: (i) freight revenue charged to our independent associates and preferred customers; (ii) sales of promotional materials; (iii) monthly fees collected for the Success Tracker™ customized electronic business-building and educational materials, databases and applications; (iv) training and event registration fees; and (v) a reserve for estimated sales refunds and returns. Promotional materials, training, database applications and business management tools to support our independent associates, which in turn helps stimulate product sales.

For the three months ended September 30, 2017, other sales decreased by $0.3 million, or 21.4%, to $1.1 million, as compared to $1.4 million for the same period in 2016. The decrease was primarily due to a decrease in freight revenue and promotional materials, as well as an increase in sales refunds.

For the nine months ended September 30, 2017, other sales decreased by $0.3 million, or 7.7%, to $3.6 million, as compared to $3.9 million for the same period in 2016. The decrease was primarily due to a decrease in freight revenue and promotional materials, which was partially offset by a decrease in sales refunds and an increase in event revenue.

Gross Profit

For the three months ended September 30, 2017, gross profit decreased by $4.6 million, or 12.1%, to $33.8 million, as compared to $38.4 million for the same period in 2016. For the three months ended September 30, 2017, gross profit as a percentage of net sales increased to 80.4%, as compared to 79.8% for the same period in 2016. During the three months ended September 30, 2017 as compared to three months ended September 30, 2016, the increase in gross profit percentage was primarily due to a change in sales mix towards products with a better margin.

For the nine months ended September 30, 2017, gross profit decreased by $4.9 million, or 4.5%, to $104.5 million, as compared to $109.4 million for the same period in 2016. For the nine months ended September 30, 2017, gross profit as a percentage of net sales increased to 80.2%, as compared to 79.5% for the same period in 2016. During the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, the increase in gross profit percentage was primarily due to favorable effects of foreign exchange and a change in sales mix towards products with a better margin.

Commissions and Incentives

Commission expenses for the three months ended September 30, 2017 decreased by 7.9%, or $1.5 million, to $17.6 million, as compared to $19.1 million for the same period in 2016. For the three months ended September 30, 2017, commissions as a percentage of net sales increased to 42.0% from 39.8% for the same period in 2016.

Commission expenses for the nine months ended September 30, 2017 decreased by 2.4%, or $1.3 million, to $52.5 million, as compared to $53.8 million for the same period in 2016. For the nine months ended September 30, 2017, commissions as a percentage of net sales increased to 40.3% from 39.1% for the same period in 2016.

The aforementioned period-over-period changes related to commission expenses were a result of adopting the 2017 Compensation Plan on July 1, 2017.

Incentive costs for the three months ended September 30, 2017 decreased by 12.5%, or $0.1 million, to $0.7 million, as compared to $0.8 million for the same period in 2016. For the three months ended September 30, 2017, incentives as a percentage of net sales remained the same at 1.7% compared to the same period in 2016.

Incentive costs for the nine months ended September 30, 2017 decreased by 13.0%, or $0.3 million, to $2.0 million, as compared to $2.3 million for the same period in 2016. For the nine months ended September 30, 2017, incentives as a percentage of net sales decreased to 1.5% from 1.6% for the same period in 2016.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended September 30, 2017, selling and administrative expenses decreased by $1.7 million, or 17.3%, to $8.2 million, as compared to $9.9 million for the same period in 2016. This decrease consisted of a $0.8 million decrease in payroll costs because we had a greater number of employees in the prior comparative period and a $0.4 million severance charge, a $0.8 million decrease in marketing related costs and a $0.1 million decrease in stock based compensation expense. Selling and administrative expenses, as a percentage of net sales, for the three months ended September 30, 2017 decreased to 19.5% from 20.5% for the same period in 2016.

For the nine months ended September 30, 2017, selling and administrative expenses decreased by $1.4 million, or 5.0%, to $26.8 million, as compared to $28.2 million for the same period in 2016. The decrease in selling and administrative expenses consisted of a $0.7 million decrease in payroll related costs as we had a greater number of employees in the prior comparative period and a $0.4 million severance charge, a $0.6 million decrease in marketing costs, and a $0.3 million decrease in stock based compensation expense. These decreases were partially offset by a $0.2 million increase in warehouse costs as we expand our non-direct selling business in China. Selling and administrative expenses, as a percentage of net sales, for the nine months ended September 30, 2017 increased to 20.6% from 20.5% for the same period in 2016.

Other Operating Costs
Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses.

For the three months ended September 30, 2017, other operating costs decreased by $1.4 million, or 18.8%, to $6.1 million, as compared to $7.5 million for the same period in 2016. For the three months ended September 30, 2017, other operating costs as a percentage of net sales decreased to 14.6% from 15.6% for the same period in 2016. The decrease was due to a $0.7 million decrease in legal and consulting costs and a $0.1 million decrease in each of the following expense categories: office expenses, credit card fees, travel and entertainment costs, and research and development costs. In addition, the decrease was further caused by a $0.4 million impairment of internally developed software during the third quarter of 2016. These decreases were partially offset by $0.1 million increases in both professional fees and bad debt expense.

For the nine months ended September 30, 2017, other operating costs decreased by $2.4 million, or 10.6%, to $20.4 million, as compared to $22.9 million for the same period in 2016. For the nine months ended September 30, 2017, other operating costs as a percentage of net sales decreased to 15.7% from 16.6% for the same period in 2016. The decrease was due to a $1.1 million decrease in travel and entertainment costs, a $0.3 million decrease in bad debt expense, a $0.2 million decrease in credit card fees, a $0.2 million decrease in accounting and auditing fees, and a $0.1 million decrease in each of the following expense categories: legal and consulting fees and research and development. In addition, the decrease was further caused by a $0.4 million impairment of internally developed software during the third quarter of 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.4 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively.

Depreciation and amortization expense was $1.4 million for both the nine months ended September 30, 2017 and 2016.

Other Income/Expense, Net

Primarily due to foreign exchange gains, other income was $0.2 million for both the three months ended September 30, 2017 and 2016.

Primarily due to foreign exchange gains and losses, other income was $0.2 million for nine months ended September 30, 2017 and other expense was $0.5 million for the nine months ended September 30, 2016.

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

For each of the periods ended September 30, 2017 and December 31, 2016, we maintained the following valuation allowances for deferred tax assets totaling $8.1 million and $8.5 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met

Country	September 30, 2017	December 31, 2016
Colombia	$0.4	$0.3
Mexico	2.7	2.4
Sweden	0.1	0.1
Switzerland	—	0.1
Taiwan	0.8	1.3
Ukraine	0.1	0.1
United States	4.0	4.1
Other Jurisdictions	—	0.1
Total	$8.1	$8.5

The dollar amount of the provisions for income taxes is directly related to our profitability and any changes in the taxable income among countries. For the three and nine months ended September 30, 2017, the Company’s effective income tax rate was (58.5%) and (11.1%), respectively, as compared to (77.7%) and (19.8%), respectively, for the same periods in 2016.

The effective tax rates for the three and nine months ended September 30, 2017 were lower than what would have been expected if the U.S. federal statutory rate were applied to income before taxes. Items which decreased the effective income tax rate included favorable rate differences from foreign jurisdictions, unrealized foreign exchange gains, deductions on non-qualified stock options, and the removal of certain tax reserve items due to expiration of applicable statute of limitations. This was partially offset by items that increased the effective income tax rate, which included tax paid related to a Korean audit settlement and other foreign permanent components.

The effective tax rates for the three and nine months ended September 30, 2016 were lower than what would have been expected if the U.S. federal statutory rate were applied to income before taxes. Items which decreased the effective income tax rate included the favorable rate differences from foreign jurisdictions, fluctuation of income between quarters, further valuation allowance release from Switzerland and the removal of certain tax reserve items due to expiration of applicable statute of limitations. Items discrete to the third quarter include foreign exchange losses and increased losses in jurisdictions for which no taxable benefit can be recorded. These items were totally offset by the effect of decreasing components.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2017, our cash and cash equivalents increased by 23.3%, or $6.7 million, to $35.4 million from $28.7 million as of December 31, 2016. The Company is required to restrict cash for direct selling insurance premiums and credit card sales in the Republic of Korea. The current portion of restricted cash balances were $1.5 million at each of September 30, 2017 and December 31, 2016. Finally, fluctuations in currency rates produced an increase of $1.0 million and $2.4 million in cash and cash equivalents for the nine months period ending September 30, 2017 and 2016, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, periodic cash dividends and stock buybacks. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2017 and December 31, 2016, our working capital was $22.3 million and $20.8 million, respectively. The most significant changes to working capital were due to cash and cash equivalents, inventory, income tax receivable, commission and incentives payable and taxes payable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended September 30 (in millions):

Provided by/(Used in):	2017	2016
Operating activities	$9.0	$7.2
Investing activities	$(1.1)	$(1.7)
Financing activities	$(2.3)	$(1.6)

Operating Activities

Cash provided by operating activities was $9.0 million for the nine months ended September 30, 2017, compared to cash provided by operating activities of $7.2 million for the same period in 2016. During the nine months ended September 30, 2017, sources of cash included the increase in net income, our sales of inventories, and working capital management (such as prepaid expenses, taxes payable, and the timing of our commission payments). During the nine months ended September 30, 2017, uses of cash primarily included income tax receivable.

Investing Activities

For the nine months ended September 30, 2017 and 2016, our investing activities used cash of $1.1 million and $1.7 million, respectively. During the nine months ended September 30, 2017, we invested approximately $0.9 million in back-office software projects, approximately $0.1 million in leasehold improvements in various international offices and training centers and $0.1 million in office equipment. During the nine months ended September 30, 2016, we invested approximately $1.3 million in back-office software projects, approximately $0.3 million in leasehold improvements in various international offices and training centers, and approximately $0.1 million in office furniture and equipment.

Financing Activities

For the nine months ended September 30, 2017 and 2016, our investing activities used cash of $2.3 million and $1.6 million, respectively. For the nine months ended September 30, 2017, we used $1.2 million in the repayment of capital lease obligations, $1.0 million in payments of dividends to shareholders, and $0.1 million for the repurchase of common stock. These uses of cash were partially offset by $0.1 million of cash provided by the exercise of stock options. For the nine months ended September 30, 2016, we used $1.1 million in the repayment of capital lease obligations, $0.3 million for the payment of dividends to shareholders, and $0.2 million for the repurchase of common stock, which was partially offset by cash provided by the exercise of stock options.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of September 30, 2017, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Capital lease obligations	$100	$236	$78	$40	$28	$7	$489
Purchase obligations (1)(2)	1,942	5,686	5,686	4,675	—	—	17,989
Operating leases	1,085	2,110	1,348	601	488	3,292	8,924
Note payable and other financing arrangements	262	690	—	—	—	—	952
Employment agreements	221	663	—	—	—	—	884
Royalty agreement	15	59	59	59	6	—	198
Tax liability (3)	—	—	—	—	—	164	164
Other obligations (4)	303	23	140	87	38	984	1,575
Total commitments and obligations	$3,928	$9,467	$7,311	$5,462	$560	$4,447	$31,175

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $11.4 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of September 30, 2017.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2017.

Inventory Reserves

Inventory consists of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. We record the amounts charged by the vendors as the costs of inventory. Typically, the net realizable value of our inventory is higher than the aggregate cost. Determination of net realizable value can be complex and, therefore, requires a high degree of judgment. In order for management to make the appropriate determination of net realizable value, the following items are considered: inventory turnover statistics, current selling prices, seasonality factors, consumer demand, regulatory changes, competitive pricing, and performance of similar products. If we determine the carrying value of inventory is in excess of estimated net realizable value, we write down the value of inventory to the estimated net realizable value.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2017, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at September 30, 2017
Office furniture and equipment	5 to 7 years	$0.5 million
Computer hardware and software	3 to 5 years	1.7 million
Leasehold improvements (1)	2 to 10 years	0.9 million
Total net carrying value at September 30, 2017		$3.1 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the nine months ended September 30, 2017 and the year ended December 31, 2016.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of September 30, 2017, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2017, we had valuation allowance for deferred tax assets arising from our operations of $8.1 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of September 30, 2017, we had deferred tax assets, after valuation allowance, totaling $6.3 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution

Revenue Recognition and Deferred Commissions

Our revenue is derived from sales of individual products, sales of starter and renewal packs, associate fees and shipping fees. Substantially all of our product and pack sales are to associates and preferred customers at published wholesale prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held.

As a result of the 2017 Compensation Plan, which was implemented on July 1, 2017, we also collect associate fees, which relate to providing associates with the right to earn commissions, benefits and incentives for an annual period. Associate fees are recognized evenly over the course of the annual period of the contract. We collected associate fees within the United States, Canada, South Africa and Japan during the three months ended September 30, 2017.

The arrangement regarding associate fees has three service elements: providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months and a complimentary three-month subscription package for the Success Tracker™ and Mannatech+ customized electronic business-building tools. Each of these service elements is provided over time to the customer. For the three months ended September 30, 2017, there were no standalone sales of the associate fee element, which resulted in all three service elements to be combined as a single unit of accounting.

We defer certain components of revenue. At September 30, 2017 and December 31, 2016, deferred revenue was $8.8 million and $8.2 million, respectively. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at September 30, 2017 and December 31, 2016, was $6.1 million and $7.0 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, the Company defers commissions on (i) the sales of packs and products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.8 million and $3.2 million at September 30, 2017 and December 31, 2016, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited or expired	(6,963)
Loyalty points used	(15,451)
Loyalty points vested	20,085
Loyalty points unvested	1,289
Loyalty deferred revenue as of December 31, 2016	$7,033

Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited or expired	(4,808)
Loyalty points used	(10,577)
Loyalty points vested	12,418
Loyalty points unvested	2,050
Loyalty deferred revenue as of September 30, 2017	$6,116

Product Return Policy

We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. Refunds are processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our associates and preferred customers to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our associates and preferred customers are as follows:

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

•
Associate and Preferred Customer Product Return Policy. This policy allows the associate or preferred customer to return an order within one year of the purchase date upon terminating his/her account. If an associate or preferred customer returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the associate or preferred customer to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in other countries where we sell our products for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associates' or preferred customer’s account.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. All of these aforementioned ASUs have been codified under ASC 606, Revenue from Contracts with Customers. We have a project plan in place for the transition to revenue recognition in accordance with ASC 606, including necessary changes to accounting processes, procedures and internal controls. Our initial evaluation is that the timing of revenue recognition for our various revenue streams would not be materially impacted by the adoption of this standard. As we continue our assessment, we are reviewing selected revenue contracts in detail to validate our initial conclusions. We will adopt the modified retrospective approach with any cumulative effect recognized in retained earnings on the date of adoption. In addition, we expect the adoption to lead to increased footnote disclosures. Our process for evaluating the overall impact of adopting this standard will be completed by January 1, 2018.
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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2017 were as follows:

	Nine months ended September 30, 2017			As of September 30, 2017
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.72066	0.80797	0.76603	0.78417
Canada (Canadian Dollar)	0.72759	0.82533	0.76568	0.80295
China (Renminbi)	0.14383	0.15461	0.14695	0.15021
Colombia (Peso)	0.00032	0.00036	0.00034	0.00034
Czech Republic (Koruna)	0.03863	0.04615	0.04199	0.04542
Denmark (Kroner)	0.14032	0.16193	0.14974	0.15861
Hong Kong (Hong Kong Dollar)	0.12779	0.12896	0.12842	0.12803
Japan (Yen)	0.00850	0.00928	0.00894	0.00889
Mexico (Peso)	0.04562	0.05714	0.05315	0.05499
New Zealand (New Zealand Dollar)	0.68445	0.75254	0.71575	0.72211
Norway (Krone)	0.11542	0.12943	0.12060	0.12573
Republic of Korea (Won)	0.00083	0.00091	0.00088	0.00087
Singapore (Singapore Dollar)	0.69018	0.74687	0.71983	0.73665
South Africa (Rand)	0.07210	0.08044	0.07587	0.07399
Sweden (Krona)	0.10943	0.12629	0.11624	0.12290
Switzerland (Franc)	0.97481	1.05960	1.01698	1.03132
Taiwan (New Taiwan Dollar)	0.03084	0.03401	0.03278	0.03296
United Kingdom (British Pound)	1.20519	1.35970	1.27547	1.34023
Various countries (1) (Euro)	1.04322	1.20472	1.11357	1.18033
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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2017, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
July 1, 2017 - July 31, 2017	—	$—	—	$19,665
August 1, 2017 - August 31, 2017	1,963	$15.12	1,963	$19,635
September 1, 2017 - September 30, 2017	3,418	$14.93	3,418	$19,584
Total	5,381		5,381
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

MANNATECH, INCORPORATED

Dated: November 7, 2017	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: November 7, 2017	By:	/s/ David A. Johnson
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