Form 10-K
period 2017-12-31
MANNATECH INC
filed 2018-03-26
CIK 1056358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________
Commission File No. 000-24657
MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2508900
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1410 Lakeside Parkway, Suite 200, Flower Mound, Texas	75028
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (972) 471-7400
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC

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

At June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the Registrant was $34,801,135 based on the closing sale price of $15.60, as reported on the NASDAQ Global Select Market.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2018 was 2,719,271 shares.

Documents Incorporated by Reference

Mannatech, Incorporated incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2018 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below and in the “Risk Factors” section in Item 1A of this Form 10-K, and elsewhere in this Form 10-K and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

•	overall growth or lack of growth in the nutritional supplements industry;

•	plans for expected future product development;

•	changes in manufacturing costs;

•	shifts in the mix of packs and products;

•	the impact of our changes to global associate career and compensation plans or incentives or the regulations governing such plans and incentives;

•	the ability to attract and retain independent associates and preferred customers;

•	new regulatory changes that may affect operations, products or compensation plans and incentives;

•	the competitive nature of our business with respect to products and pricing;

•	publicity related to our products or network marketing; and

•	the political, social, and economic climate of the countries in which we operate.

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

We primarily sell our products through network marketing via our associates ("independent associate" or “associates”) and directly to our "preferred customers", which we believe is the most cost-effective way to quickly and effectively introduce our products and communicate information about our business to the global marketplace. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our business-building associates with an avenue to supplement their income and develop financial freedom by building their own business centered on our business philosophies and unique products. As of December 31, 2017, we had approximately 215,000 active associate and preferred customer positions held by individuals in our network associated with the purchase of our products and packs and/or payment of associate fees within the last 12 months.

The Company also operates a non-direct selling business in mainland China. In 2016, we formed our China subsidiary, Meitai Daily Necessities & Health Products Co., Ltd. (“Meitai”). Unlike Mannatech’s business operations in other markets, Meitai operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products manufactured overseas via Meitai's website. Meitai is currently not a direct selling company in China nor will it operate under a multi-level marketing model in China. Products purchased on Meitai's website are for personal use and not for resale.

On July 1, 2017, we revised our 2017 Associate Compensation Plan (the "2017 Associate Compensation Plan"), which was designed to stimulate business growth and development for our active business building associates and to maximize the buying experience for our preferred customers. In doing so, the Company hopes to better utilize commission dollars to stimulate Company growth.  The 2017 Associate Compensation Plan provides revised income streams, new leadership levels and titles, and modified various volume requirements for our independent associates. In addition, the 2017 Associate Compensation Plan re-designated members as preferred customers and modified their pricing structure.

Our common stock is currently trading on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “MTEX”. Information for each of our two most recent fiscal years, with respect to our net sales, results of operations, and identifiable assets is set forth in the Consolidated Financial Statements of this report.

Available Information

On our website (https://www.mannatech.com), we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and certain other information filed or furnished with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after electronically filing or furnishing such material. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Mannatech, that electronically file with the SEC at http://www.sec.gov. Additionally, such materials are available in print upon the written request of any shareholder to our principle executive office located at 1410 Lakeside Parkway, Suite 200, Flower Mound, Texas 75028, Attention: Investor Relations, or by contacting our investor relations department at (972) 471-6512 or IR@mannatech.com.

Business Segment, Products and Product Development

Business Segment.  The Company's sole reporting segment is one where we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through network marketing distribution channels operating in twenty-five countries. Mannatech’s subsidiary in China, Meitai, operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products directly from Meitai via the internet. For more information with respect to the financial results and conditions of this business segment, including financial information about geographic areas, see Note 15 to our Consolidated Financial Statements, Segment Information.

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

•
In 2017, Mannatech launched several new products, including: GinMAXTM, a fast-acting, long-lasting ginseng supplement that utilizes both fermented red and fermented white ginseng, fortified with glyconutrients; GlycoCaféTM, a glyconutritional coffee made with the whole coffee fruit; and Luminovation, a line of mass-market and premium Korean beauty products.

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
Integrative Health
Ambrotose® complex, Ambrotose AO®, Advanced Ambrotose®, Catalyst™, Cognitate™, GinMAX™, Manapol® Powder, MannaBears ™, Nutriverus™, Optimal Support Packets, PhytoBurst™ Nutritional Chews, PhytoMatrix® and PLUS™.

Targeted Health	BounceBack®, CardioBALANCE®, GI Pro Balance™ Slimstick, GI-Zyme®, GlycoCafe™, ImmunoSTART®, Manna-C ™, MannaBOOM™ Slimsticks, MannaCLEANSE™, Omega-3 with Vitamin D3 and PhytAloe®.
Weight and Fitness	AmbroStart®, OsoLean™, SPORT™, TruHealth Fat Loss System, including: TruPLENISH, TruPURE, TruSHAPE, Tru-C™ and TruCoffee Americano™.
Skin Care	Emprizone ®, FIRM with Ambrotose ®, Û th™ Facial Cleanser, Û th™ Skin Rejuvenation Crème, Û th™ Moisturizer, FreshDen™, Gel Mask, Organt and Luminovation.
Home Living	Serenity Home Diffuser, Essential Oils: Eucalyptus, Fractionated Coconut and Aloe, Frankincense, Lavender, Lemon, No. 1 Protective Blend, Orange, Peppermint, and Sweet Almond and Aloe.

A significant portion of our revenue is derived from our Ambrotose®, Advanced Ambrotose®, Manapol®, PLUS™ products and TruHealth™ products. Revenue from these products were as follows for the years ended December 31, 2017 and 2016 (in thousands, except percentages):

	2017		2016
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$52,592	29.8%	$55,863	31.0%
TruHealth™	16,652	9.4%	9,220	5.1%
Manapol® Powder	11,183	6.3%	2,153	1.2%
Ambrotose®	8,459	4.8%	10,196	5.7%
PLUS ™	7,461	4.2%	7,935	4.4%
Total	$96,347	54.5%	$85,367	47.4%
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

We procure select products from single vendors who control certain product formulations, ingredients, or other intellectual property rights associated with such products. Certain of our supply agreements contain exclusivity clauses for the supply of certain raw materials and products, some of which are conditioned upon compliance with minimum purchase requirements. In the event we become unable to source any products or ingredients from our suppliers, we believe that we would be able to replace those products with alternate suppliers.

Industry Overview

Nutrition Industry

We operate in the nutritional supplement industry and distribute and sell our products through our own global network marketing channel. The nutritional supplement industry is fast-paced, highly fragmented, and intensely competitive. It includes companies that manufacture and distribute products that are intended to support the body’s performance and well-being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals, and compounds derived therefrom. Prior to 1990, all dietary supplements in the United States were tightly regulated by the FDA and only included essential nutrients such as vitamins, minerals, and proteins. In 1990, the Nutrition Labeling and Education Act expanded the category to include “herbs or similar nutritional substances”, but the FDA maintained control over pre-market approval. However, in 1994, the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) was passed in the United States, drastically changing the dietary supplement marketplace. The DSHEA was instrumental in expanding the category of dietary supplements to further include herbal and botanical supplements and ingredients such as ginseng, fish oils, enzymes, and various mixtures of these ingredients. Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.

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

Direct Selling/Network Marketing Channel

Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. Direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2016 approximately 107 million global direct sellers collectively generated annual retail sales of $182.6 billion.

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

Research and development costs – relating to new product development, enhancement of existing products, clinical studies and trials, FDA compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees – were approximately $1.2 million for the year ended December 31, 2017 and $1.4 million for the year ended December 31, 2016.

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

4.
Global Scientific Advisory Board. A charter for an advisory board has been established and the board is filled by a combination of independent scientists and doctors from multiple disciplines, along with two members of Mannatech staff. Members of the Global Scientific Advisory Board ("GSAB") review each new and reformulated product to ensure ingredients and products are up to Mannatech’s high standards and are in line with the latest, viable research. The GSAB may also make ingredient and product suggestions for new products.

5.
High-Caliber, Industry-Leading Independent Associates. Our global team of independent associates is comprised of dedicated, hard-working, high-caliber individuals, many of whom have been associated with the network marketing industry for decades and have been loyal to us since our beginning in 1993. To capitalize on their wealth of knowledge and experience, we sponsor panels of independent associates in councils based around the world which help identify and effectively relay the needs of our independent business-building associates to us. These advisory councils meet periodically with our team of senior management to recommend changes, discuss issues, and provide new ideas or concepts, including a full spectrum of innovative ideas for additional quality-driven nutritional supplements aimed at maintaining optimal health and wellness.

6.
Support Philosophy for Our Independent Associates and Preferred Customers. We are fully committed to providing the highest level of support services to our independent associates and preferred customers and believe that we meet expectations and build customer loyalty through the following:

•	offering highly-personalized and responsive customer service;

•	offering a satisfaction guarantee product return policy;

•
providing comprehensive corporate websites (www.mannatech.com, www.allaboutmannatech.com, www.mannatechscience.org, www.library.mannatech.com, www.events.mannatech.com, www.mannafest.com and www.system.mannatech.com) that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools;

•
maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and downline organization reporting for our independent associates at minimal costs;

•	providing Mannatech+, an app and web-based platform to provide personalized web pages, to share videos, digital flyers, and more;

•	offering, in the United States and Canada, an effective compilation of online marketing and training tools;

•	offering updated training/orientation and compliance programs for our independent associates;

•	providing strategically based distribution fulfillment centers to ensure products are shipped on time and at minimal cost; and

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

8.
Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. At December 31, 2017, our Board of Directors is composed of seven directors, including five independent directors, and one advisory director. The advisory director does not have the authority to vote on matters coming before the Board of Directors and his presence or absence does not affect the constitution of a quorum. We believe our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

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

Intellectual Property
Trademarks.  We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2017, we had 32 registered trademarks in the United States and seven trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2017, we had 463 registered trademarks in 38 countries and 44 trademark applications pending in 10 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.

Patents.  The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2017, we had 11 patents for technology related to our Ambrotose® formulation, two of which are in the United States and the remainder of which are in nine foreign jurisdictions.  Overall, as of December 31, 2017, 85 patents have been assigned, issued, granted or validated to Mannatech in major global markets for the technology relating to our
Ambrotose®, Ambrotose AO®, GI-ProBalance™, ImmunoSTART®, PhytoMatrix®, and NutriVerus™ product formulations, as well as in the field of biomarker assays. Currently, we have 32 patent applications pending in various jurisdictions relating to the technology supporting many of the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.

Associate Distribution System

Overview. Our sales philosophy is to distribute our products through network marketing channels where consumers purchase products for personal consumption or resale. Independent associates and preferred customers purchase our products at a discounted wholesale value. Independent associates are eligible to participate in our global associate career and compensation plan. All of our associates are independent contractors. We provide each new independent associate with our policies and procedures that require the independent associates to comply with regulatory guidelines and act in a consistent and professional manner.

Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 215,000 active independent associate and preferred customer positions held by individuals purchasing our products or packs during the 12 months ended December 31, 2017, and we had approximately 222,000 active independent associate and preferred customer positions held by individuals purchasing our products or packs during the 12 months ended December 31, 2016. We have a loyalty program through which consumers earn loyalty points from qualified automatic orders, which can be applied to future purchases.

Independent Associate Development. Network marketing consists of enrolling individuals who build a network of independent associates, preferred customers, and retail customers who purchase products. We support our independent associates by providing an array of support services that can be tailored to meet individual needs, including:

•	offering educational meetings and corporate-sponsored events that emphasize business-building and compliance related information;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;

•	providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;

•	maintaining an efficient decentralized ordering and distribution system;

•	providing highly personalized and responsive order processing and customer service support accessible by multiple communication channels including telephone, Internet, or e-mail;

•	offering 24-hour, seven days a week access to information and ordering through the Internet;

•	offering Success Tracker™, a customized business-building genealogy system, which contains graphs, maps, alerts, reports, and web video conferencing for our independent associates;

•	offering, in the United States and Canada, a compilation of online marketing and training tools, including personalized web pages; and

•	providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment.
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

Our global associate career and compensation plan consists of nineteen independent associate achievement levels; from lowest to highest, these include Associate, Silver Associate, Gold Associate, Director, Silver Director, Gold Director, Executive, Silver Executive, Gold Executive, Presidential, Bronze Presidential, Silver Presidential, Gold Presidential, Platinum Presidential, 1* Platinum, 2* Platinum, 3* Platinum, 4* Platinum and Crown Platinum Ambassador. These achievement levels are determined by the growth and volume of the independent associates’ direct and indirect commissionable net sales, as well as expanding their networks, which are all assigned a point volume. Promotional materials and training aids are not assigned a point volume. This point volume system, referred to as our global seamless downline structure, allows independent associates to build their network by expanding their existing downlines into all international markets except China. Our global associate career and compensation plan is intended to comply with all applicable governmental regulations that govern the various aspects of payments to independent associates in each country.

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

Our global associate career and compensation plan identifies and pays 6 types of commissions to our qualified independent associates, which are based on the following:

•	generating product sales to preferred customers from an independent associate’s global downline to earn certain achievement levels;

•	enrolling new independent associates or preferred customers who place a product order;

•	obtaining certain achievement levels and enrolling other independent associates who place qualifying orders;

•	obtaining and developing certain achievement levels within their downline organizations to qualify for additional bonuses; and

•	various other incentive programs.

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

Our program also provides our independent associates with a standardized and anonymous complaint process. When a complaint is filed against an independent associate, our business ethics department conducts a mandatory investigation of the allegations to determine whether a violation of the policies and procedures has occurred. If a violation is found, the complaint moves through the compliance process where the person against whom the complaint has been filed has an opportunity to respond to the allegations. Depending on the nature of the violation, we may impose various sanctions, including written warnings, mandatory training, probation, withholding commissions, and termination of associate status. We will terminate any associate’s agreement for making claims that our products can treat, cure, mitigate or prevent any disease, unless such claim is found to be de minimus and isolated.

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

•
Associate and Preferred Customer Product Return Policy. This policy allows the associate or preferred customer to return an order within one year of the purchase date upon terminating his/her account. If an associate or preferred customer returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the associate or preferred customer to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in other countries where we sell our products for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate's or preferred customer’s account.

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

Government Regulations

Domestic Regulations.  In the United States, governmental regulations, laws, administrative determinations, court decisions, and similar legal requirements at the federal, state, and local levels regulate companies such as ours and network marketing activities. Such regulations address, among other things:

•	direct selling and network marketing systems;

•	transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;

•	taxation of independent associates and requirements to collect taxes and maintain appropriate records;

•	how a company manufactures, packages, labels, distributes, imports, sells, and stores products;

•	product ingredients;

•	product claims;

•	marketing and advertising; and

•	the extent to which companies may be responsible for claims made by independent associates.

The following governmental agencies regulate various aspects of our business and our products in the United States:

•	the Food and Drug Administration (the “FDA”);

•	the Federal Trade Commission (the “FTC”);

•	the Consumer Product Safety Commission;

•	the Department of Agriculture;

•	the Environmental Protection Agency;

•	the United States Postal Service;

•	state attorney general offices; and

•	various agencies of the states and localities in which our products are sold.

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, over-the-counter drugs, medical devices, and pharmaceuticals. In January 2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body”. In the rule and its preamble, the FDA distinguished between permitted claims under the Federal Food, Drug and Cosmetic Act (the “FFDC Act”) relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease. In June 2007, the FDA issued a rule, as authorized under the FFDC Act that defined current Good Manufacturing Practices in the manufacture and holding of dietary supplements. Effective January 1, 2006, legislation required specific disclosures in labeling where a food, including a dietary supplement, contains an ingredient derived from any of eight named allergens. Legislation passed at the end of 2006 now requires us to report to the FDA any reports of “serious adverse events” associated with the use of a dietary supplement or an over-the-counter drug that is not covered by new drug approval reporting. The FDA created the Office of Dietary Supplements (“ODSP”) on December 21, 2015. The creation of this new office elevates the FDA’s program from its previous status as a division under the Office of Nutrition and Dietary Supplements. ODSP will continue to monitor the safety of dietary supplements.

The Dietary Supplement Health and Education Act of 1994, referred to as DSHEA, revised the provisions of the FFDC Act concerning the composition and labeling of dietary supplements and statutorily created a new class entitled “dietary supplements.” Dietary supplements include vitamins, minerals, herbs, amino acids, and other dietary substances used to supplement diets. A majority of our products are considered dietary supplements as outlined in the FFDC Act, which requires us to maintain evidence that a dietary supplement is reasonably safe. A manufacturer of dietary supplements may make statements concerning the effect of a supplement or a dietary ingredient on the structure or any function of the body, in accordance with the regulations described above. As a result, we make such statements with respect to our products. In some cases, such statements must be accompanied by a statutory statement that the claim has not been evaluated by the FDA and that the product is not intended to treat, cure, mitigate, or prevent any disease, and the FDA must be notified of such claim within 30 days of first use.

The FDA oversees product safety, manufacturing, and product information, such as claims on a company's website, product’s label, package inserts, and accompanying literature. The FDA has promulgated regulations governing the labeling and marketing of dietary and nutritional supplement products. The regulations include:

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

In certain markets, including the United States, specific claims made with respect to a product may change the regulatory status of a product. For example, a product sold as a dietary supplement but marketed as a treatment, prevention, or cure for a specific disease or condition would likely be considered by the FDA or other regulatory bodies as unapproved and thus an illegal drug. To maintain the product’s status as a dietary supplement, its labeling and marketing must comply with the provisions in DSHEA and the FDA’s extensive regulations. As a result, we have procedures in place to promote and assure compliance by our employees and independent associates related to the requirements of DSHEA, the FFDC Act, and various other regulations.

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

As a network marketing company, we are also subject to regulatory oversight, including routine inquiries and enforcement actions, from various United States state attorneys general offices. Each state has specific acts referred to as Little FTC Acts. Each state act is similar to the federal laws. As a result, each state may perform its own inquiries about our organization and business practices, including allegations related to distributors or independent associates. To combat such industry-specific risk, we provide a copy of our published associate policies and procedures to each independent associate, publish these policies on our corporate website, and provide educational seminars and publications. In addition, we maintain a legal and business ethics department to cooperate with all regulatory agencies and investigate allegations of improper conduct by our independent associates.

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

In Denmark, the notion of door-to-door selling is prohibited. As a result, under Danish law, the trader is not allowed to contact the consumer at his home, place of work, or other non-public place in order to conclude a contract on certain subjects. However, the prohibition has an exemption when the consumer asks the trader for a contact in writing or upon written prior consent. In addition, the Danish Marketing Practices Act, the Guidelines from the Danish Consumer Ombudsman and the rules contained in the Danish Consumer Contracts Act govern our network marketing system. There is no requirement for pre-approval of our products in Denmark; however, our products are subject to a yearly inspection carried out by the Food authorities. Further, all our activities are subject to Self Inspection, the results of which are also controlled once a year by the Food authorities. The rules for marketing and sale of dietary supplements are covered by the Danish Executive Order on Food Supplements, as well as by the Danish Act on Foodstuffs and various EU-regulations. Denmark also subjects the marketing of a company’s food supplements to a notification procedure (with a pre-market approval process for certain substances), before a product may be lawfully marketed in Denmark. Full product compliance with all Danish provisions is reviewed by the Food authorities once a year.

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

The availability of independent associates decreases when other network marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our exclusive, proprietary blend of high-quality products;

•	our 24 year track record in the business of selling nutritional products;

•	our model which does not require our independent associates to carry inventory or accounts receivable;

•	our unique and financially rewarding global associate career and compensation plan;

•	our innovative marketing and educational tools; and

•	our easy and convenient delivery system.
Employees

At December 31, 2017 and 2016, we employed 252 and 290 people, respectively, as set forth below:

	2017	2016
Americas	162	185
Asia/Pacific	79	80
EMEA	11	25
Total	252	290

	2017	2016
Full-time employees	250	281
Part-time employees	2	9
Total	252	290

These numbers do not include our independent associates, who are independent contractors and are not employees.

Item 1A.	Risk Factors

In addition to the other risks described in this report, the following risk factors should be considered in evaluating our business and future prospects:

1.	If we are unable to attract and retain independent associates, our business may suffer.

Our future success depends largely upon our ability to attract and retain a large active base of independent associates and preferred customers. We cannot give any assurances that the number of our independent associates will continue at their current levels or increase in the future. Several factors affect our ability to attract and retain independent associates and preferred customers, including:

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

As of December 31, 2017, we had approximately 215,000 active independent associates and preferred customer positions held by individuals who purchased our products within the last 12 months, of which 116 occupied the highest associate levels under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

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

We launched the first phase of a new associate compensation plan in July 2017 and will make adjustments to the plan as part of the second phase in 2018. The 2017 Associate Compensation Plan was designed to stimulate business growth and development for our active business-building associates and to maximize the buying experience for our preferred customers. In doing so, the Company hopes to better utilize commission dollars to stimulate Company growth. The 2017 Associate Compensation Plan provides revised income streams, new leadership levels and titles, and modified various volume requirements for our associates. Because of the size of our associate force and the complexity of our compensation plans, it is difficult to predict how independent associates will view such changes and whether such changes will negatively impact our revenue and profitability.

4.	An increase in the amount of commissions and incentives paid to independent associates reduces our profitability.

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

We depend on the continued services of our executive officers and senior management team as they work closely with independent associate leaders and are responsible for our day-to-day operations. Our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. Although we have entered into employment agreements with certain senior executive officers, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure that our senior executive officers or members of our senior management team will remain with us. The loss or limitation of the services of any of our executive officers or members of our senior management team, including our regional and country managers, or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, results of operations, or independent associate relations.

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

On January 4, 2018, The Federal Trade Commission (the “FTC”) issued “Business Guidance Concerning Multi-Level Marketing” a non-binding guidance in question-and-answer format clarifying the FTC’s enforcement position regarding multi-level marketing. The guidance focuses on the characteristics of multi-level marketing and delineates the factors that the FTC staff is likely to consider in assessing whether or not a compensation structure is problematic. The FTC has broad enforcement authority and while it issues guidance on how it interprets the applicable law, that guidance is not ultimately binding on the FTC. As a result, the FTC could decide to investigate or bring an enforcement action regarding practices that we interpret to be in line with applicable law and/or FTC guidance. For example, the FTC has challenged the distributor compensation plans used by other multi-level-marketing companies over the last few years. The FTC obtained consent decrees with those companies requiring those companies to (i) discontinue using all, or certain components of, their compensation plans; and (ii) implement a compensation plan that received prior approval from the FTC. While we prioritize ensuring that our business and compensation model are compliant, we cannot be certain that the FTC or similar regulatory body in another country, will not modify or otherwise amend its guidance, laws, or regulations or interpret in the same way that would render our current practices inconsistent with the same.

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
We may be subject to challenges by private parties, including our independent associates and preferred customers, to the form of our network marketing system or elements of our business. In the United States, the network marketing industry and regulatory authorities have relied on the implementation of distributor rules and policies designed to promote retail sales to protect consumers, prevent inappropriate activities, and distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states, and domestic and global industry standards. As a member of the U.S. Direct Selling Association (the “DSA”), we are required to adhere to a code of ethics that protects our associates and their customers, and ensures all DSA members remain accountable to regulators, consumers, independent distributors, and the public. Legal and regulatory requirements concerning network marketing systems, however, involve a high level of subjectivity, are inherently fact-based, and are subject to judicial interpretation. Because of this, we can provide no assurance that we would not be harmed by the application or interpretation of statutes or regulations governing network marketing, particularly in any civil challenge by a current or former independent associate or preferred customer.

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

On November 14, 2017, we received a Warning Letter from the FDA citing improper claims for our BOUNCEBACK® supplement and labeling issues pertaining to other products. We sent our response to the FDA on December 5, 2017 noting that we removed the problematic claims from our websites and provided revised renderings of the cited product labels. We believe this response meets the concerns raised by the FDA and do not anticipate further action.

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

We have filed patent applications for the technology relating to our Ambrotose®, Ambrotose AO®, PhytoMatrix®, NutriVerus™, PhytoBurst®, and GI-ProBalance® products in the United States and certain foreign countries. As of December 31, 2017, we had 11 patents for the technology relating to our Ambrotose formulation, two of which were issued in the United States and the remainder of which were issued, granted, and validated in 9 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our products may not issue or that the patent protection granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

Although several patents pertaining to Ambrotose® technology have expired, Mannatech continues to actively explore additional patent protection of its technology and pursue expanded patent protection strategies.  Our Ambrotose® product formulation has proprietary elements and we have contractual arrangements with certain suppliers affording us exclusive access to certain ingredients in those formulations. We have a number of pending patent applications for additional protection of Ambrotose®-related technology.  Four of these patents have already issued, and the remaining patent applications are at various stages of processing, depending on the timeline of each market’s patent offices.

Most of our patents for the Ambrotose AO®, GI-ProBalance®™, PhytoMatrix®, NutriVerus™, and PhytoBlend® formulations and our patents in the field of biomarker assays do not expire for another seven or more years.

14.	Our inability to develop and introduce new products that gain independent associate, preferred customer, and market acceptance could harm our business.

A critical component of our business is our ability to develop new products that create enthusiasm among our independent associates and preferred customers. If we are unable to introduce new products, our independent associate productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, proprietary protections of competitors that may limit our ability to offer comparable products, and the difficulties in anticipating changes in consumer tastes and buying preferences.

15.
Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our relationship with independent associates and preferred customers, our product sales, as well as our financial condition and operating results.

Our business is subject to changing consumer trends and preferences, including rapid and frequent changes in demand for products, new product introductions, and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our independent associate and preferred customer relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

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

If we do not introduce new products or make enhancements to meet the changing needs of our independent associates and preferred customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition, and operating results.

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

A significant portion of our revenue is derived from our Ambrotose®, Advanced Ambrotose®, Manapol®, PLUS™ products and TruHealth™ products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2017 and 2016 (in thousands, except percentages):

	2017		2016
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$52,592	29.8%	$55,863	31.0%
TruHealth™	16,652	9.4%	9,220	5.1%
Manapol® Powder	11,183	6.3%	2,153	1.2%
Ambrotose®	8,459	4.8%	10,196	5.7%
PLUS ™	7,461	4.2%	7,935	4.4%
Total	$96,347	54.5%	$85,367	47.4%

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

The global nutrition and skin care industries are intensely fragmented and competitive. We compete for independent associates with other network marketing companies outside the global nutrition and skin care industries. Many of our competitors have greater name recognition and financial resources, which may give them a competitive advantage. Our competitors may also be able to devote greater resources to marketing, promotional, and pricing campaigns that may influence our continuing and potential independent associates and preferred customers to buy products from competitors rather than from us. Such competition could adversely affect our business and current market share.

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

We currently sell our products in the international markets of Canada, Mexico, Colombia, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, Netherlands, Norway, South Africa, Spain, Sweden,  the United Kingdom, Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China. We operate in China on a non-direct selling business model instead of our traditional network marketing model. In China, multi-level marketing is prohibited by the Prohibition of Pyramid Selling and direct selling without a license is prohibited by the Regulation on the Administration of Direct Sales. Our international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If we do not adequately address such issues, our international markets may not meet growth expectations. Our international operations and future expansion plans are subject to political, economic, and social uncertainties, including:

•	inflation;

•	the renegotiation or modification of various agreements;

•	increases in custom duties and tariffs;

•	changes and limits in export controls;

•	complex U.S. and foreign laws, treaties and regulations, including without limitation, tax laws, the U.S. Foreign Corrupt Practices Act (“FCPA”), and the Bribery Act of 2010 (“U.K. Anti-Bribery Act);

•	trademark availability and registration issues;

•	changes in exchange rates;

•	changes in taxation;

•	wars, civil unrest, acts of terrorism and other hostilities;

•	political, economic, and social conditions;

•	changes in the perception of network marketing; and

•	risk of our independent associates offering business opportunities in China.

The risks outlined above could adversely affect our ability to sell products, obtain international customers, or to operate our international business profitably, which would have a negative impact on our overall business and results of operations. Furthermore, any negative changes in our distribution channels may force us to invest significant time and money related to our distribution and sales to maintain our position in certain international markets.

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

The regulatory climate for data privacy and protection continues to grow in scope and complexity both domestically and in the international markets in which we operate. Although there is no single federal law in the United States imposing a cross-sectoral data breach notification obligation, virtually every state has enacted breach notification requirements. Additionally, many of the international countries in which we operate have proposed or enacted laws or regulations on the appropriate use and disclosure of financial and personal data. Currently, there is proposed draft regulation in Canada that, if adopted, will require companies based in Canada that experience a data breach to provide information to the Office of the Privacy Commission of Canada and to record data breaches. The European Union (“EU”) adopted the General Data Protection Regulation (“GDPR”) on April 27, 2016. The GDPR goes into effect on May 25, 2018. The GDPR applies to organizations based in the EU and organizations based outside of the EU that offer products or services to individuals in the EU or that otherwise monitor individuals in the EU. While U.S. state laws generally cover specific categories of sensitive personal data (e.g., social security numbers, bank account numbers, and credit card numbers), the GDPR notification requirements will apply to incidents involving any personal data, meaning any data related to an identified person. Our failure or inability to comply with data protection regimes domestically and in foreign countries could result in fines, penalties, injunctions, or material litigation expenditures.

With increased frequency in recent years, cyber-attacks against companies have resulted in breaches of data security. Our business requires the storage and transmission of suppliers’ data and our independent associates’ and customers’ personal, credit card, and other confidential information. Our information technology systems are susceptible to a growing and evolving threat of cybersecurity risk. Any substantial compromise of our data security, whether externally or internally, or misuse of associate, customer, or employee data, could cause considerable damage to our reputation, cause the public disclosure of confidential information, and result in lost sales, significant costs, and litigation, which would negatively affect our financial position and results of operations. Although we maintain policies and processes surrounding the protection of sensitive data, which we believe to be adequate, there can be no assurances that we will not be subject to such claims in the future.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("Act"). The estimated effects based upon current implementation of the Act have been incorporated into our financial results. As additional data is prepared and analyzed and as additional clarification and implementation is issued on the new tax law, it may be necessary to adjust the provisional amounts. Any adjustments could have a material impact on our profitability. In addition, there is a risk that states and foreign jurisdictions may amend their tax laws in response to the Act, which could have a material impact on our future results. Our existing tax structure was designed prior to this legislation. Under the Act, our future taxes might be higher, which may have a material impact on our profitability.

We are subject to income taxes in the U.S. and numerous international jurisdictions. Our income tax provision and cash tax liability in the future could be adversely affected by changes in earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. We are also subject to ongoing tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Tax authorities may disagree with certain tax reporting positions taken by us and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. The amounts ultimately paid upon resolution of these or subsequent tax audits could be materially different from the amount previously included in our income tax provision, and, therefore, could have a material impact on our profitability.

27.	Currency exchange rate fluctuations could reduce our overall profits.

For the year ended December 31, 2017, we recognized 72.2% of net sales in markets outside of the United States and 63.7% in markets outside of the Americas. For the year ended December 31, 2016, we recognized 70.5% of net sales in markets outside of the United States and 61.1% in markets outside of the Americas. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, while our 2017 net sales declined 3.3% on a Constant dollar basis (see Item 7, Non-GAAP Financial Measures), favorable foreign exchange caused a $2.3 million increase in GAAP net sales as compared to 2016.  In other words, sales would have been $2.3 million lower, except for the impact of foreign exchange. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies. The changes sometimes appear to occur without regard to specific operating performance. The price of our common stock in the open market could fluctuate based on factors that have little or nothing to do with us or that are outside of our control. For example, general economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock in the future.

29.	Certain shareholders, directors, and officers own a significant amount of our stock, which could allow them to influence corporate transactions and other matters.

As of December 31, 2017, our directors and executive officers collectively with their families and affiliates, beneficially owned approximately 17.9% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

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

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs and some of these costs are fixed contractual obligations. As of December 31, 2017 and 2016, cash and cash equivalents held in bank accounts in foreign countries totaled $30.6 million and $27.5 million, respectively.

We maintain supply agreements with our suppliers and manufacturers.  Certain of our supply agreements contain exclusivity clauses for the supply of certain raw materials and products, some of which are conditioned upon compliance with minimum purchase requirements.  One of our supply agreements, under which the supplier provides us with certain aloe vera-based products, requires us to purchase products in an aggregate amount of $14.9 million through 2020.  Failure to satisfy minimum purchase requirements could result in the loss of exclusivity, which could adversely affect our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size	Expiration date

Flower Mound, Texas (corporate headquarters)	52,992 sq. feet	April 2028
Coppell, Texas (distribution center)	75,000 sq. feet(1)	March 2018
Coppell, Texas	110,000 sq. feet	March 2018
St. Leonards, Australia (Australian headquarters)	850 sq. meters(2)	December 2018
Shibuya-ku, Tokyo, Japan (Japanese headquarters)	150 Tsubos(3)	September 2019
Chuo-ku, Osaka, Japan (Japanese training center)	73 Tsubos(4)	August 2020
Gangnam-gu, Seoul, Korea (Republic of Korea headquarters)	718 Pyong(5)	June 2018
Seo-gu, Daejun, Korea (Regional center)	113 Pyong(6)	June 2018
Haewoondae-gu, Busan, Korea (Pusan training center)	191 Pyong(7)	March 2019
Incheon, South Korea (Incheon training center)	218 Pyong(8)	April 2019
Seoul, South Korea (office)	99 Pyong(9)	June 2018
Taipei, Taiwan (Taiwan headquarters)	172 Pings(10)	February 2020
Kaohsiung, Taiwan (Taiwan training center)	102 Pings(11)	June 2020
Zug, Switzerland (Switzerland headquarters)	680 sq. meters(12)	— (19)
Tsim Sha Tsui, Kowloon, Hong Kong (office)	4,334 sq. feet	June 2019
Hengqin, Zhuhai, China (office)	677 sq. feet	November 2018
Tianhe, Guangzhou, China (office)	355 sq. feet	July 2018
Richmond, BC (Canada training center)	1,963 sq. feet	September 2022
Markham, ON (office)	1,714 sq. feet	September 2019
Bedfordview, South Africa (office)	383 sq. meters(13)	— (20)
Guadalajara, Mexico (Mexico headquarters)	389 sq. meters(14)	March 2020
Mexico City, Mexico (customer service center)	123 sq. meters(15)	August 2018
Monterrey, Mexico (office)	149.16 sq. meters(16)	June 2018
Tuxtla, Mexico (office)	23.76 sq. meters(17)	October 2018
Colima, Mexico (office)	68 sq. meters(18)	January 2019
Singapore (meeting center)	1,098 sq. feet	September 2018
Bogota, Columbia (office)	700 sq. feet	— (19)

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

See Note 12 to our Consolidated Financial Statement, Litigation, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock . On February 12, 1999, we completed our initial public offering. Our common stock is currently trading on Nasdaq under the symbol “MTEX.” As of February 28, 2018, we had an aggregate of 2,719,271 shares of our common stock outstanding and the closing price on such date was $13.85. Below are the high and low closing prices of our common stock as reported on the Nasdaq for each quarter of the fiscal years ended December 31, 2017 and 2016:

2017:	Low	High
First Quarter	$15.00	$20.35
Second Quarter	$13.10	$16.61
Third Quarter	$14.00	$16.65
Fourth Quarter	$13.61	$15.00

2016:	Low	High
First Quarter	$16.85	$24.33
Second Quarter	$18.58	$22.88
Third Quarter	$16.64	$20.59
Fourth Quarter	$16.25	$21.85

Holders. As of February 28, 2018, there were 1,475 shareholders of record.

Dividends. During the year ended December 31, 2017, the Company declared and paid dividends on its outstanding common stock amounting to an aggregate of $1.4 million. During the year ended December 31, 2016, the Company declared and paid dividends on its outstanding common stock amounting to an aggregate of $0.7 million.

Recent Sales of Unregistered Securities. None.

Uses of Proceeds from Registered Securities. None.

Issuer Purchases of Equity Securities.

The following information is provided pursuant to Item 703 of Regulation S-K:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
October 1, 2017 - October 31, 2017	—	$—	—	$19,584
November 1, 2017 - November 30, 2017	—	$—	—	19,584
December 1, 2017 - December 31, 2017	5,551	$14.72	5,551	19,502
Total	5,551		5,551
(a)We have an ongoing authorization, originally approved by our Board of Directors on August 28, 2006, and subsequently reactivated by our Board of Directors in August of 2016, to repurchase up to $0.5 million (of the original $20.0 million authorization) in shares of our common stock in the open market. In December of 2017, our Board of Directors reactivated an additional $0.5 million (of the original $20.0 million authorization) in shares of our common stock to be repurchased in the open market.
(b)Remaining value of the original $20.0 million approved on August 28, 2006 (the “August 2006 Plan”).

Item 6.	Selected Financial Data

Not applicable for a Smaller Reporting Company

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the two years ended December 31, 2017 and 2016. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements and related notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

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

On July 1, 2017, we revised our 2017 Associate Compensation Plan, which was designed to stimulate business growth and development for our active business building associates and to maximize the buying experience for our preferred customers. In doing so, the Company hopes to better utilize commission dollars to stimulate Company growth.  The 2017 Associate Compensation Plan provides revised income streams, new leadership levels and titles, and modified various volume requirements for our associates. In addition, the 2017 Associate Compensation Plan re-designated members as preferred customers and modified their pricing structure.

We conduct our business as a single reporting segment and primarily sell our products through a network of approximately 215,000 active associates and preferred customer positions held by individuals that had purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 25 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of current associates and preferred customers that occupy sales or purchasing positions in our network; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure. Our subsidiary in China, Meitai, is currently operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China until it acquires a direct selling license in China.

Current Economic Conditions and Recent Developments

Overall net sales decreased $3.6 million, or 2.0%, for 2017, as compared to 2016. While our 2017 net sales declined $5.9 million, or 3.3%, on a Constant dollar basis (see Non-GAAP Measures, below), favorable foreign exchange caused a $2.3 million increase in GAAP net sales as compared to 2016.

Our operations outside of the Americas accounted for approximately 63.7% and 61.1% of our consolidated net sales for 2017 and 2016, respectively.

The net sales comparisons for the year ended December 31, 2017 and December 31, 2016 were primarily affected by our 2017 Associate Compensation Plan, which was strategically designed to de-emphasize the importance of pack sales in order to stay current and competitive with industry changes.

In connection with the 2017 Associate Compensation Plan, pack sales have been replaced with associate fees for the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan. Associate fees, which an associate must pay annually in order to be entitled to earn commissions, benefits and incentives in these regions, now average approximately $50 annually (which may vary across geographic markets). Pack sales had an average value of $197 during fiscal year 2017 before we implemented the 2017 Associate Compensation Plan. As we roll out associate fees (and replace pack sales) across our remaining markets, we expect to see a decrease in future sales volumes from pack sales. However, actual results may vary from our expectations.

As a result of this aforementioned change associated with implementing the 2017 Associate Compensation Plan, pack sales (as well as other revenue metrics related to packs) decreased relative to comparative periods. The number of packs sold to, and associate fees paid by, new and continuing independent associates and preferred customers decreased 16.5% during 2017 to approximately 104,600 as compared to 125,300 during 2016. In addition, average pack value decreased by $77, to $136 for the year ended December 31, 2017, as compared to $213 for the same period in 2016.

The number of product orders decreased 4.1% during the year ended December 31, 2017 to approximately 942,300 as compared to 982,600 during the same period in 2016. This decrease was partially offset by a $16 increase in the average product order sale, to $182 for the year ended December 31, 2017, as compared to $166 for the same period in 2016.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have decreased $5.9 million for 2017. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2017 and 2016 (in thousands, except percentages).

	2017		2016		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$176,696	100.0%	$180,304	100.0%	$(3,608)	(2.0)%
Cost of sales	35,667	20.2%	36,564	20.3%	(897)	(2.5)%
Gross profit	141,029	79.8%	143,740	79.7%	(2,711)	(1.9)%

Operating expenses:
Commissions and incentives	74,550	42.2%	74,215	41.2%	335	0.5%
Selling and administrative expenses	35,470	20.1%	37,217	20.6%	(1,747)	(4.7)%
Depreciation and amortization	1,864	1.0%	1,898	1.0%	(34)	(1.8)%
Other operating costs	26,626	15.1%	29,749	16.5%	(3,123)	(10.5)%
Total operating expenses	138,510	78.4%	143,079	79.4%	(4,569)	(3.2)%
Income from operations	2,519	1.4%	661	0.4%	1,858	281.1%
Interest income	274	0.2%	174	0.1%	100	57.5%
Other (expense), net	(333)	(0.2)%	(1,790)	(1.0)%	1,457	81.4%
Income (Loss) before income taxes	2,460	1.4%	(955)	(0.5)%	3,415	357.6%
Income tax benefit (provision)	(4,247)	(2.4)%	369	0.2%	(4,616)	(1,250.9)%
Net loss	$(1,787)	(1.0)%	$(586)	(0.3)%	$(1,201)	(204.9)%

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

	2017		2016	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	176.7	174.4	$180.3	(5.9)	(3.3)%
Product	157.9	155.8	148.6	7.2	4.8%
Pack and associate fees(a)	14.2	14.0	26.7	(12.7)	(47.6)%
Other	4.6	4.6	5.0	(0.4)	(8.0)%
Gross profit	141.0	139.2	143.7	(4.5)	(3.1)%
Income from operations	2.5	1.9	0.7	1.2	171.4%
a)Coincident with the introduction of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, the Company collects associate fees, which each associate pays to the Company annually in order to be entitled to earn commissions, benefits and incentives for that year. The Company collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan during the year ended December 31, 2017. Prior to the change, associates purchased packs that were bundles of products within these respective geographic markets. Since implementing the 2017 Associate Compensation Plan, total associate fees represented an immaterial amount of total sales.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the years ended December 31, 2017 and 2016 were as follows (in millions, except percentages):

	2017		2016
Americas	$64.2	36.3%	$70.2	38.9%
Asia/Pacific	98.8	55.9%	96.2	53.4%
EMEA	13.7	7.8%	13.9	7.7%
Total	$176.7	100.0%	$180.3	100.0%

Net Sales

Overall net sales decreased by $3.6 million, or 2.0%, for 2017, as compared to 2016. For the year ended December 31, 2017, our operations outside of the Americas accounted for approximately 63.7% of our consolidated net sales, whereas in the same period in 2016, our operations outside of the Americas accounted for approximately 61.1% of our consolidated net sales.

Sales for the Americas decreased by $6.0 million, or 8.5%, to $64.2 million for 2017 as compared to $70.2 million for the same period in 2016. This decrease was primarily due to a 5.1% decrease in revenue per active independent associate and preferred customer and a 6.9% decline in the number of active independent associates and preferred customers. During the year ended December 31, 2017, the loyalty program in the Americas increased sales by $0.2 million, as compared to the same period in 2016.

During 2017, Asia/Pacific sales increased by $2.6 million, or 2.7%, to $98.8 million as compared to $96.2 million for 2016. This increase was primarily due to a 10.3% increase in revenue per active independent associate and preferred customer and a 2.4% increase in the number of active independent associates and preferred customers. During the year ended December 31, 2017, the loyalty program in Asia/Pacific decreased sales by $0.7 million, as compared to the same period in 2016. Foreign currency exchange had the effect of increasing revenue by $1.5 million for the year ended December 31, 2017, as compared to the same period in 2016. The currency impact is primarily due to the strengthening of the Korean Won, Australian Dollar, and Taiwanese Dollar, which was partially offset by the weakening of the Japanese Yen.

During 2017, EMEA sales decreased by $0.2 million, or 1.4%, to $13.7 million as compared to $13.9 million for 2016. This decrease was primarily due to a 13.1% decrease in revenue per active independent associate and preferred customer, which was partially offset by a 5.3% increase in the number of active independent associates and preferred customers. During the year ended December 31, 2017, the loyalty program in EMEA increased net sales by $0.1 million. Foreign currency exchange had the effect of increasing revenue by $0.8 million when the year ended December 31, 2017 is compared to the same period in 2016.  The currency impact is primarily due to the strengthening of the South African Rand, which was partially offset by the weakening of the British Pound.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of independent associates and preferred customers;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.
Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

			Change
	2017	2016	Dollar	Percentage
Consolidated product sales	$157.9	$148.6	$9.3	6.3%
Consolidated pack sales and associate fees(a)	14.2	26.7	(12.5)	(46.8)%
Consolidated other, including freight	4.6	5.0	(0.4)	(8.0)%
Total consolidated net sales	$176.7	$180.3	$(3.6)	(2.0)%
a)Coincident with the introduction of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, the Company collects associate fees, which each associate pays to the Company annually in order to be entitled to earn commissions, benefits and incentives for that year. The Company collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan during the year ended December 31, 2017. Prior to the change, associates purchased packs that were bundles of products within these respective geographic markets. Since implementing the 2017 Associate Compensation Plan, total associate fees represented an immaterial amount of total sales.

Product Sales

Our product sales are made to independent associates and preferred customers at published wholesale prices. Product sales for the year ended December 31, 2017 increased by $9.3 million, or 6.3%, to $157.9 million, as compared to $148.6 million for the same period in 2016. The increase in product sales was primarily due to an increase in average order size. The average order value in 2017 was $182, as compared to $166 for the same period in 2016. The number of orders processed during the year ended December 31, 2017 decreased by 4.1% as compared to the same period in 2016.

Pack Sales and Associate Fees

As a result of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, the Company now collects associate fees in lieu of selling packs in certain markets. Associate fees are paid annually by new and continuing associates to the Company, which entitle them to earn commissions, benefits and incentives for that year. The Company collected associate fees in lieu of pack sales within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan during the year ended December 31, 2017. Prior to the change, pack sales represented sales of packs that were bundles of products within these respective geographic markets. Since implementing the 2017 Associate Compensation Plan, total associate fees for these respective geographic markets represented an immaterial amount of total sales. In order to stay current and competitive with the industry changes, the 2017 Associate Compensation Plan was strategically designed to deemphasize the importance of pack sales. As such, over the course of the next year, we will seek to replace pack sales with associate fees in all of our geographic markets.

In markets other than the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan, packs may still be purchased by our associates who wish to build a Mannatech business. We also do not collect associate fees or sell packs in our non-direct selling business in mainland China. These packs contain products that are discounted from both the published retail and associate prices. There are several pack options available to our associates. In certain of these markets, pack sales are completed during the final stages of the registration process and can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates in these markets can also purchase an upgrade pack, which provides the associate with additional promotional materials, additional products, and eligibility for additional commissions and incentives.

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows, for the years ended December 31 ( in millions, except percentages):

			Change
	2017	2016	Dollar	Percentage
New	$6.7	$11.8	$(5.1)	(43.2)%
Continuing	7.5	14.9	(7.4)	(49.7)%
Total	$14.2	$26.7	$(12.5)	(46.8)%

Total pack sales and associate fees for the year ended December 31, 2017 decreased by $12.5 million, or 46.8%, to $14.2 million, as compared to $26.7 million for the same period in 2016 as the number of packs sold decreased by 16.5%. Also, the average pack value for the year ended December 31, 2017 was $136, as compared to $213 for the same period in 2016.

During 2017 and 2016, we took the following actions to help increase the number of independent associates and preferred customers:

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

The approximate number of active new and continuing active associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended December 31 was as follows:

	2017		2016
New	96,000	44.7%	103,000	46.4%
Continuing	119,000	55.3%	119,000	53.6%
Total	215,000	100.0%	222,000	100.0%

Other Sales

Other sales consisted of: (i) freight revenue charged to our independent associates and preferred customers; (ii) sales of promotional materials; (iii) monthly fees collected for the Success Tracker™ and Mannatech+ customized electronic business-building and educational materials, databases and applications; (iv) training and event registration fees; and (v) a reserve for estimated sales refunds and returns. Promotional materials, training, database applications and business management tools to support our independent associates, which in turn helps stimulate product sales.

For the year ended December 31, 2017, other sales decreased by $0.4 million, or 8.0%, to $4.6 million, as compared to $5.0 million for the same period in 2016. The decrease was primarily due to a decrease in freight revenues, which was partially offset by an increase in event fees.

Gross Profit

For the year ended December 31, 2017, gross profit decreased by $2.7 million, or 1.9%, to $141.0 million, as compared to $143.7 million for the same period in 2016. Gross profit as a percentage of net sales increased to 79.8% for 2017, as compared to 79.7% for 2016. The increase in gross profit percentage was primarily due to favorable effects of foreign exchange and a change in sales mix towards products with a better margin.

Commission and Incentives

Commission expenses increased for the year ended December 31, 2017, by 1.1%, or $0.8 million to $71.3 million, as compared to $70.5 million for the same period in 2016. Commissions as a percentage of net sales were 40.4% for the year ending December 31, 2017 and 39.1% for the same period in the prior year. This increase was due to transition costs of adopting the 2017 Associate Compensation Plan on July 1, 2017 and transitioning away from the legacy associate compensation plan.

Incentive costs decreased for the year ended December 31, 2017 by 13.5%, or $0.5 million, to $3.2 million as compared to $3.7 million for the same period in 2016. The costs of incentives, as a percentage of net sales decreased to 1.8% for the year ended December 31, 2017, as compared to 2.1% for the same period in 2016.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs to introduce our new brand, and the costs related to hosting our corporate-sponsored events.

For the year ended December 31, 2017, overall selling and administrative expenses decreased by $1.7 million, or 4.7%, to $35.5 million, as compared to $37.2 million for the same period in 2016. The decrease in selling and administrative expenses consisted of a $1.5 million decrease in payroll related costs as we had a greater number of employees in the prior comparative period, a $0.2 million decrease in marketing costs, and a $0.4 million decrease in stock based compensation expense. These decreases were partially offset by a $0.4 million increase in warehouse costs as we expand our non-direct selling business in China.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses.

For the year ended December 31, 2017, other operating costs decreased by $3.1 million, or 10.5%, to $26.6 million, as compared to $29.7 million for the same period in 2016. For the year ended December 31, 2017, other operating costs, as a percentage of net sales, were 15.1%, as compared to 16.5% for the same period in 2016. The decrease was due to a $1.2 million decrease in travel and entertainment costs, a $0.5 million decrease in legal and consulting fees, a $0.3 million decrease in office expenses, and a $0.2 million decrease in each of the following expense categories: bad debt expense, accounting and auditing fees, and research and development. In addition, the decrease was further caused by a $0.4 million impairment of internally developed software during the third quarter of 2016.

Depreciation and Amortization Expense

For each of the years ended December 31, 2017 and 2016, depreciation and amortization expense was $1.9 million.

Other Expense, net

Primarily due to foreign exchange gains, other expense was $0.3 million and $1.8 million for the years ending December 31, 2017 and 2016, respectively.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2017	2016
Australia	30.0%	30.0%
Canada	26.5%	26.5%
Denmark	22.0%	22.0%
Japan	34.8%	35.4%
Mexico	30.0%	30.0%
Norway	24.0%	25.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	16.2%	16.2%
Taiwan	17.0%	17.0%
United Kingdom	19.3%	20.0%
United States	35.0%	35.0%
Cyprus	12.5%	12.5%
Hong Kong	16.5%	16.5%
Ukraine(1)	18.0%	18.0%
Gibraltar	10.0%	10.0%
Colombia	34.0%	34.0%
China(2)	25.0%	25.0%
Russia(3)	20.0%	20.0%
(1)On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity, Mannatech Ukraine LLC.
(2)On February 24, 2016, the Company established a legal entity in China called Meitai Daily Necessity & Health Products Co., Ltd.
(3)On August 1, 2016, the Company established a legal entity in Russia called Mannatech RUS Ltd., but currently does not operate in Russia

Foreign Tax
Income from our international operations is subject to taxation in the countries in which we operate.

U.S. Tax
On December 22, 2017, President Trump signed into law H.R. 1/Public Law No. 115-97, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018.” Pursuant to ASC 740-10-25-47, the effects of the new federal legislation are recognized upon enactment, which is the date the president signs a bill into law.

The Securities and Exchange Commission staff (“SEC Staff”) recognized that entities may not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Act in the reporting period that includes the date of enactment. SEC Staff issued guidance in Staff Accounting Bulletin No. 118 (or "SAB 118") to address this situation. SAB 118 provides that to the extent an entity can complete the income tax accounting effects of the Act, the completed amount is reported. To the extent the entity cannot complete the calculation for certain income tax effects of the Act, the entity may provide a reasonable estimate and report this provisional amount in the first reporting period in which the entity is able to make a reasonable estimate. If the entity is unable to make a reasonable estimate, then the entity will not report any provisional amounts and will continue to report the effects of the tax law in effect immediately prior to the Act. The measurement period begins in the period of enactment and ends when the entity has obtained, prepared, and analyzed the information needed to complete the accounting requirements under ASC 740; however, the measurement period should not extend beyond one year from the enactment date.

Following is a summary of the tax effects of the Act:

Corporate Tax Rate Change: The Act includes a decrease to the U.S. corporate income tax rate effective January 1, 2018, from 35 percent to 21 percent, which requires a re-measurement of deferred tax assets and liabilities pursuant to ASC 740-10-25-47. For the year ended December 31, 2017, Mannatech recorded deferred tax expense of $0.8 million as a provisional estimate related to revaluing its deferred tax assets and liabilities to the newly enacted tax rate.

Deemed Repatriation of Foreign Earnings (“Transition Tax”): The Act provides that a U.S. shareholder of a specified foreign corporation (“SFC”) must include in gross income, at the end of the SFC’s last tax year beginning before January 1, 2018, the U.S. shareholder’s pro rata share of certain of the SFC’s undistributed and previously untaxed post-1986 foreign earnings and profits and base the calculation on the greater of the Earnings and Profits ("E&P") as of November 2, 2017, or December 31, 2017. Mannatech has recorded a current tax expense of $1.7 million after foreign tax credits as a provisional estimate.

Global Intangible Low Taxed Income: The Act creates a requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. Global Intangible Low Tax Income (“GILTI”) is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return (“the routine return”), which is defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of the net CFC-tested income.

A deduction is permitted to a domestic corporation in an amount equal to 50 percent of the sum of the GILTI inclusion and the amount treated as a dividend, subject to certain limitations. The GILTI provisions are effective for tax years beginning on or after January 1, 2018.

In Financial Accounting Standards Board (“FASB”) staff Q&A Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, the FASB staff noted that Accounting Standards Codification (“ASC”) 740 (“Topic 740”), Income Taxes, was not clear with respect to the appropriate accounting for GILTI, and accordingly, an entity may either: (1) elect to treat taxes on GILTI as period costs similar to special deductions, or (2) recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal (the deferred method). Mannatech has not yet adopted an accounting policy related to GILTI.

Unremitted Foreign Earnings: For each of its foreign subsidiaries, the company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The Tax Cuts and Jobs Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the company. It is the Company’s intention to repatriate its previously taxed income (“PTI”) of approximately $25 million, which is a provisional estimate as it includes the PTI generated from the Company’s provisional estimate of the transition tax. In addition to the one-time transition tax, a deferred tax liability for withholding taxes of $1.3 million has been accrued on the estimated PTI at December 31, 2017, along with an offsetting deferred tax asset for the U.S. foreign tax credit that would be generated. The Company is currently evaluating the impact of the Act on its permanent reinvestment assertion for any remaining outside basis difference after considering the transition tax. The repatriation of incremental outside basis difference could result in an adjustment to the tax liability due to contributing factors such as withholding taxes, income taxes and the impact of foreign currency movements. As such, the company is still evaluating any remaining outside basis difference.

Federal Valuation Allowance: We use the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes, to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction.

As of December 31, 2017 and 2016, we maintained or increased our valuation allowance for deferred tax assets in the following table (in millions), as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in Topic 740, cannot be met. The U.S. valuation allowance increased due to the carryover of foreign tax credits that we do not anticipate to utilize in future years.

Country	2017	2016
Colombia	$0.6	$0.3
Mexico	2.8	2.4
South Africa	0.1	—
Sweden	0.1	0.1
Switzerland	—	0.1
Taiwan	0.8	1.3
Ukraine	0.1	0.1
United Kingdom	0.1	—
United States	6.8	4.1
Other Jurisdictions	—	0.1
Total	$11.4	$8.5

For the years ended December 31, 2017 and 2016, the Company’s effective tax rate was 172.7% and 38.7%, respectively. For 2017, the Company had a significant increase in its rate due to the impact of the Act. Items decreasing the effective income tax rate included the favorable rate difference from foreign jurisdictions, utilization of foreign tax credits against the transition tax, and certain tax reserve items removed due to expiration of applicable statute of limitations. Items increasing the effective income tax rate included transition tax, return to provision and prior year adjustments, and change in valuation allowance. For 2016, the Company had a tax benefit due to loss before income tax. Items decreasing the effective income tax rate included the favorable rate difference from foreign jurisdictions, return to provision adjustment, release of valuation allowances with respect to Switzerland and certain tax reserve items removed due to expiration of applicable statute of limitations. Items increasing the effective income tax rate included foreign exchange losses and “Subpart F income” resulting from controlled foreign corporation operations.

SEASONALITY

We believe the impact of seasonality on our consolidated results of operations is minimal. We have experienced and believe we will continue to experience variations on our quarterly results of operations in response to, among other things:

•	the timing of the introduction of new products and incentives;

•	our ability to attract and retain associates and preferred customers;

•	the timing of our incentives and contests;

•	the general overall economic outlook;

•	government regulations;

•	the outcome of certain lawsuits;

•	the perception and acceptance of network marketing; and

•	the consumer perception of our products and overall operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of December 31, 2017, our cash and cash equivalents increased by 31.4%, or $9.0 million, to $37.7 million from $28.7 million as of December 31, 2016. The Company is required to restrict cash for direct selling insurance premiums and credit card sales in the Republic of Korea. The current portion of restricted cash remained the same at $1.5 million at both December 31, 2017 and 2016. Fluctuations in currency rates produced an increase of $3.4 million in cash and cash equivalents in 2017 as compared to an increase of $1.5 million in 2016.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2017, our working capital increased by $2.0 million, or 9.6%, to $22.8 million from $20.8 million at December 31, 2016. The increase in working capital is primarily due to an increase in cash, offset by a decrease in inventory and an increase in taxes payable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

Provided by / (used in):	2017	2016
Operating activities	$10.0	$—
Investing activities	$(1.3)	$(2.3)
Financing activities	$(3.1)	$(2.5)

Operating Activities

Cash provided by operating activities increased by $10.0 million for the year ended December 31, 2017, as compared to the same period in 2016. For the year ended December 31, 2017, sources of cash include inventories, prepaid expenses, commissions and incentives payable, accounts payable, and taxes payable. During this period, uses of cash include deferred commissions, accounts receivable, restricted cash and accrued expenses.

Investing Activities

For the year ended December 31, 2017, our investing activities used cash of $1.3 million, as compared to cash used of $2.3 million for the same period of 2016. During the year ended December 31, 2017, we invested $1.1 million in computer hardware and software, $0.1 million for leasehold improvements and $0.1 million in office furniture and equipment. During the year ended December 31, 2016, we invested approximately $1.6 million in back-office software projects, approximately $0.6 million in leasehold improvements in various international offices and training centers, and approximately $0.1 in office furniture and equipment.

Financing Activities

For the year ended December 31, 2017, our financing activities used cash of $3.1 million compared to cash used of $2.5 million for the same period of 2016. For the year ended December 31, 2017, we used approximately $1.6 million in the repayment of capital lease obligations, $1.4 million in the payment of dividends to shareholders, and $0.2 million in the repurchase of common stock, which was partially offset by cash provided by the exercise of stock options. For the year ended December 31, 2016, we used cash of approximately $1.6 million to repay capital lease obligations, $0.7 million for payment of dividends to shareholders, and $0.3 million for the repurchase of common stock, which was partially offset by cash provided by the exercise of stock options.

General Liquidity and Cash Flows

Short Term Liquidity

We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next 12 months. As our primary source of liquidity is our cash flows from operations, this will be dependent on our ability to maintain and/or continue to improve revenue as compared to our operational expenses. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all. As of December 31, 2017 and 2016, cash and cash equivalents held in bank accounts in foreign countries totaled $30.6 million and $27.5 million, respectively

We are engaged in ongoing audits in various tax jurisdictions and other disputes in the normal course of business. It is impossible at this time to predict whether we will incur any liability, or to estimate the ranges of damages, if any, in connection with these matters. Adverse outcomes on these uncertainties may lead to substantial liability or enforcement actions that could adversely affect our cash position. For more information, see Note 7 Income Taxes and Note 12 Litigation to our Consolidated Financial Statements.

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

CONTRACTUAL OBLIGATIONS

 The following summarizes our future commitments and obligations associated with various agreements and contracts as of December 31, 2017, for the years ending December 31 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Capital lease obligations	$241	$78	$40	$28	$7	$—	$394
Purchase obligations (1)(2)	5,175	5,100	4,675	—	—	—	14,950
Operating leases	2,639	1,353	602	487	491	2,801	8,373
Note payable and other financing arrangements	831	—	—	—	—	—	831
Employment agreements	710	—	—	—	—	—	710
Royalty agreement	59	59	59	6	—	—	183
Tax liability (3)	—	—	—	—	—	166	166
Other obligations (4)	223	26	140	83	58	947	1,477
Total commitments and obligations	$9,878	$6,616	$5,516	$604	$556	$3,914	$27,084

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $10.7 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of December 31, 2017.
(3)Represents the tax liability associated with uncertain tax positions, see Note 7 to our Consolidated Financial Statements, Income Taxes to our consolidated financial statements.

(4)Other obligations are composed of pension obligations related to the Company's international operations (approximately $1.1 million) and lease restoration obligations (approximately $0.4 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2017:

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2017 and 2016, our inventory reserves were $0.6 million and $0.4 million, respectively.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of December 31, 2017, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life	Net carrying value at December 31, 2017
Office furniture and equipment	5 to 7 years	$0.5 million
Computer hardware and software	3 to 5 years	2.3 million
Automobiles	3 to 5 years	—
Leasehold improvements(1)	2 to 10 years	0.7 million
Total net carrying value at December 31, 2017		$3.5 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no material impairments existed during the year ended December 31, 2017. During the year ended December 31, 2016, a $0.4 million impairment was recorded related to internally developed software.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of December 31, 2017, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2017, we maintained a valuation allowance for deferred tax assets arising from our operations of $11.4 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of December 31, 2017, we had deferred tax assets, after valuation allowance, totaling $4.5 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Act from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

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

As a result of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, we also collect associate fees, which associates pay to the Company annually in order to earn commissions, benefits and incentives for that year. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan during the year ended December 31, 2017.

The arrangement regarding associate fees has three service elements: providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months and a complimentary three-month subscription package for the Success Tracker™ and Mannatech+ customized electronic business-building tools. Each of these service elements is provided over time to the customer. For the year ended December 31, 2017, all of these service elements were combined as a single unit of accounting as the separation criteria within ASC 605-25, Revenue Recognition, were not met to result in multiple units of accounting.

We defer certain components of revenue. At December 31, 2017 and December 31, 2016, deferred revenue was $8.6 million and $8.2 million, respectively. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at December 31, 2017 and December 31, 2016 was $6.4 million and $7.0 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.9 million and $3.2 million at December 31, 2017 and December 31, 2016, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited or expired	(6,963)
Loyalty points used	(15,451)
Loyalty points vested	20,085
Loyalty points unvested	1,289
Loyalty deferred revenue as of December 31, 2016	$7,033

Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited or expired	(5,895)
Loyalty points used	(14,316)
Loyalty points vested	17,836
Loyalty points unvested	1,748
Loyalty deferred revenue as of December 31, 2017	$6,406

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

•
Associate and Preferred Customer Product Return Policy. This policy allows the associate or preferred customer to return an order within one year of the purchase date upon terminating his/her account. If an associate or preferred customer returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the associate or preferred customer to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in other countries where we sell our products for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate's or preferred customer’s account.

Historically, sales returns estimates have not materially deviated from actual sales returns, as the majority of our customers who return merchandise do so within the first 90 days after the original sale. Based upon our return policies and historical experience, we estimate a sales return reserve for expected sales refunds over a rolling six-month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years and have averaged 1.5% or less of our gross sales. For the year ended December 31, 2017 our sales return reserve was composed of the following (in thousands):

December 31, 2017
Sales reserve as of January 1, 2017	$129
Provision related to sales made in current period	1,274
Adjustment related to sales made in prior periods	3
Actual returns or credits related to current period	(1,156)
Actual returns or credits related to prior periods	(133)
Sales reserve as of December 31, 2017	$117

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two or three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (the “calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2017, our assumptions and estimates used for the calculated fair value of stock options granted in 2017 were as follows:

2017 Grants	June
Estimated fair value per share of options granted:	$5.87
Assumptions:
Dividend yield	3.5%
Risk-free rate of return	1.7%
Common stock price volatility	64.4%
Expected average life of stock options (in years)	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods. As of December 31, 2017, using our current assumptions and estimates, we anticipate recognizing $0.2 million in gross compensation expense through 2019 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of December 31, 2017, we had 240,000 shares available for grant in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. All of these aforementioned ASUs have been codified under ASC 606, Revenue from Contracts with Customers. We will adopt this standard utilizing the modified retrospective approach with the cumulative effect recognized in retained earnings, on January 1, 2018. The Company has completed the evaluation of the impact of ASC 606 on its product sales, including loyalty points earned through certain product sales. The timing of revenue recognition for our various revenue streams will not be materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, we expect the adoption to lead to increased footnote disclosures. The overall financial impact of adopting this standard will not have a material effect on our consolidated financial statements.
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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America/South America (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2017 were as follows:

	Year ended December 31, 2017			As of December 31, 2017
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.72066	0.80797	0.76679	0.78068
Canada (Canadian Dollar)	0.72759	0.82533	0.77119	0.79677
China (Renminbi)	0.14383	0.15461	0.14802	0.15361
Columbia (Peso)	0.00032	0.00036	0.00034	0.00034
Czech Republic (Koruna)	0.03863	0.04696	0.04298	0.04689
Denmark (Kroner)	0.14032	0.16193	0.15188	0.16094
Hong Kong (Hong Kong Dollar)	0.12779	0.12896	0.12834	0.12796
Japan (Yen)	0.00850	0.00928	0.00892	0.00888
Mexico (Peso)	0.04562	0.05714	0.05305	0.05082
New Zealand (New Zealand Dollar)	0.68182	0.75254	0.71106	0.71040
Norway (Krone)	0.11542	0.12943	0.12111	0.12178
Republic of Korea (Won)	0.00083	0.00094	0.00089	0.00094
Singapore (Singapore Dollar)	0.69018	0.74825	0.72455	0.74825
South Africa (Rand)	0.06917	0.08118	0.07527	0.08094
Sweden (Krona)	0.10943	0.12629	0.11729	0.12184
Switzerland (Franc)	0.97481	1.05960	1.01615	1.02454
Taiwan (New Taiwan Dollar)	0.03084	0.03401	0.03290	0.03371
United Kingdom (British Pound)	1.20519	1.35970	1.28863	1.34939
Various countries (1) (Euro)	1.04322	1.20472	1.12974	1.19804
(1) Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Item 9B.	Other Information

On October 18, 2017, Mannatech and SCG Lakeside Commerce Center, L.P. entered into a Lease Agreement whereby, effective February 1, 2018, Mannatech leased a portion of a building located in Flower Mound, Texas for its corporate headquarters. The term of the Lease will expire on May 2028, unless terminated sooner pursuant to the terms thereof.  The foregoing summary of the terms of the Lease does not purport to be complete and is qualified in its entirety by reference to the Lease, a copy of which is attached as Exhibit 10.12 to this Form 10-K and is incorporated herein by reference.

PART III

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the definitive proxy statement for our annual meeting to be filed with the SEC within 120 days after December 31, 2017.

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

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.

3. Exhibit List

See Index to Exhibits following Item 16 of this Annual Report on Form 10-K.

Item 16.	Fixing America’s Surface Transportation (FAST) Act

Not Applicable.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, effective August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Mannatech, Incorporated 2017 Stock Incentive Plan	10-Q	000-24657	10.1	August 8, 2017
10.2	Form of Performance Stock Unit Award Agreement	10-Q	000-24657	10.2	August 8, 2017
10.3	Form of Stock Option Award Agreement	10-Q	000-24657	10.3	August 8, 2017
10.4	Form of Restricted Stock Unit Award Agreement	10-Q	000-24657	10.4	August 8, 2017
10.5	Form of Stock Appreciation Rights Award Agreement	10-Q	000-24657	10.5	August 8, 2017
10.6	Form of Restricted Stock Award Agreement	10-Q	000-24657	10.6	August 8, 2017
10.7	Form of Performance Stock Award Agreement	10-Q	000-24657	10.7	August 8, 2017
10.8	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.9	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.10	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.11	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.12*	Commercial Lease Agreement between Mannatech and SCG Lakeside Commerce Center, L.P., dated October 18, 2017.	*	*	*	*
10.13	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.14	Executive Service Agreement between Mannatech Korea, Ltd. and Yong Jae (Patrick) Park, dated October 1, 2009.	10-Q	000-24657	10.1	May 12, 2015
10.15	Supply Agreement between Natural Aloe de Costa Rica, S.A. and Mannatech, dated as of November 22, 2016 (portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act)	10-K	00-24657	10.61	March 14, 2017
14.1	Code of Ethics.	10-K	000-24657	14.1	March 16, 2007
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO USA, LLP.	*	*	*	*
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
99.1*	Financial Statement Schedule Regarding Valuation and Qualifying Accounts.	*	*	*	*
101.INS*	XBRL Instance Document	*	*	*	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

Dated: March 26, 2018	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: March 26, 2018	By:	/s/ David A. Johnson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Alfredo Bala	Chief Executive Officer (principal executive officer)	March 26, 2018
Alfredo Bala

/s/ David A. Johnson	Chief Financial Officer (principal financial officer)	March 26, 2018
David A. Johnson

/s/ J. Stanley Fredrick	Chairman of the Board	March 26, 2018
J. Stanley Fredrick

/s/ Robert A. Toth	Director	March 26, 2018
Robert A. Toth

/s/ Gerald E. Gilbert	Director	March 26, 2018
Gerald E. Gilbert

/s/ Kevin Andrew Robbins	Director	March 26, 2018
Kevin Andrew Robbins

/s/ Larry A. Jobe	Director	March 26, 2018
Larry A. Jobe

/s/ Linda K. Ferrell	Director	March 26, 2018
Linda K. Ferrell

/s/ Eric W. Schrier	Director	March 26, 2018
Eric W. Schrier

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Mannatech, Incorporated
Flower Mound, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(Signed BDO USA, LLP)
We have served as the Company's auditor since 2007.
Dallas, Texas
March 26, 2018

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$37,682	$28,687
Restricted cash	1,514	1,510
Accounts receivable, net of allowance of $582 and $463 in 2017 and 2016, respectively	273	298
Income tax receivable	907	1,587
Inventories, net	9,385	11,961
Prepaid expenses and other current assets	2,607	3,483
Deferred commissions	3,880	3,229
Total current assets	56,248	50,755
Property and equipment, net	3,537	3,611
Construction in progress	777	1,012
Long-term restricted cash	7,565	6,429
Other assets	3,876	4,013
Long-term deferred tax assets, net	4,239	5,368
Total assets	$76,242	$71,188
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$228	$357
Accounts payable	6,008	5,223
Accrued expenses	5,771	5,605
Commissions and incentives payable	9,658	8,799
Taxes payable	2,404	1,040
Current notes payable	815	801
Deferred revenue	8,561	8,156
Total current liabilities	33,445	29,981
Capital leases, excluding current portion	144	261
Long-term deferred tax liabilities	1,147	29
Long-term notes payable	—	567
Other long-term liabilities	1,265	1,465
Total liabilities	36,001	32,303
Commitments and contingencies (Note 11 and Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 2,702,940 shares outstanding as of December 31, 2017 and 2,758,275 shares issued and 2,688,790 shares outstanding as of December 31, 2016	—	—
Additional paid-in capital	34,928	38,190
Retained earnings	4,190	7,331
Accumulated other comprehensive income	5,984	1,834
Treasury stock, at average cost, 39,917 shares as of December 31, 2017 and 69,485 shares as of December 31, 2016, respectively	(4,861)	(8,470)
Total shareholders’ equity	40,241	38,885
Total liabilities and shareholders’ equity	$76,242	$71,188
See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2017	2016
Net sales	$176,696	$180,304
Cost of sales	35,667	36,564
Gross profit	141,029	143,740
Operating expenses:
Commissions and incentives	74,550	74,215
Selling and administrative expenses	35,470	37,217
Depreciation and amortization	1,864	1,898
Other operating costs	26,626	29,749
Total operating expenses	138,510	143,079
Income from operations	2,519	661
Interest income	274	174
Other expense, net	(333)	(1,790)
Income (loss) before income taxes	2,460	(955)
Income tax benefit (provision)	(4,247)	369
Net loss	$(1,787)	$(586)
Earnings per common share:
Basic	$(0.66)	$(0.22)
Diluted	$(0.66)	$(0.22)
Weighted-average common shares outstanding:
Basic	2,708	2,688
Diluted	2,708	2,688

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2017	2016
Net loss	$(1,787)	$(586)
Foreign currency translations gain	4,169	1,176
Pension obligations, net of tax provision of $10 and $15 in 2017 and 2016, respectively	(19)	(28)
Comprehensive income	$2,363	$562

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2015	$—	$40,494	$8,589	$686	$(11,205)	$38,564
Charge related to stock-based compensation	—	690	—	—	—	690
Release of restricted stock	—	(1,881)	—	—	1,881	—
Stock option exercises	—	(815)	—	—	854	39
Tax effect from exercise of stock options	—	(24)	—	—	—	(24)
Foreign currency translation	—	—	—	1,176	—	1,176
Pension obligations, net of tax of $15	—	—	—	(28)	—	(28)
Repurchase of common stock	—	(274)	—	—	—	(274)
Declared and paid dividends	—	—	(672)	—	—	(672)
Net loss	—	—	(586)	—	—	(586)
Balance at December 31, 2016	$—	$38,190	$7,331	$1,834	$(8,470)	$38,885
Charge related to stock-based compensation	—	246	—	—	—	246
Issuance of unrestricted shares	—	(1,228)	—	—	1,472	244
Release of restricted stock	—	(306)	—	—	306	—
Stock option exercises	—	(1,748)	—	—	1,831	83
Foreign currency translation	—	—	—	4,169	—	4,169
Pension obligations, net of tax of $10	—	—	—	(19)	—	(19)
Repurchase of common stock	—	(226)	—	—	—	(226)
Declared and paid dividends	—	—	(1,354)	—	—	(1,354)
Net loss	—	—	(1,787)	—	—	(1,787)
Balance at December 31, 2017	$—	$34,928	$4,190	$5,984	$(4,861)	$40,241

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,787)	$(586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,864	1,898
Provision for inventory losses	714	343
Provision for doubtful accounts	351	562
Loss on disposal of assets	1	426
Stock-based compensation expense	490	690
Deferred income taxes	2,143	(1,290)
Tax expense from exercise of stock options	—	24
Changes in operating assets and liabilities:
Accounts receivable	(308)	(495)
Income tax receivable	686	(1,595)
Inventories	2,379	(3,154)
Prepaid expenses and other current assets	1,540	(119)
Other assets	477	(115)
Deferred commissions	(549)	208
Accounts payable	710	2,553
Accrued expenses and other liabilities	(315)	(1,104)
Taxes payable	1,226	233
Commissions and incentives payable	518	2,035
Deferred revenue	184	(534)
Change in restricted cash	(326)	(3)
Net cash provided by (used in) operating activities	9,998	(23)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,340)	(2,286)
Proceeds from sale of assets	1	1
Net cash used in investing activities	(1,339)	(2,285)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	83	39
Repurchase of common stock	(226)	(274)
Payment of cash dividends	(1,354)	(672)
Repayment of capital lease obligations	(1,567)	(1,551)
Net cash used in financing activities	(3,064)	(2,458)
Effect of currency exchange rate changes on cash and cash equivalents	3,400	1,459
Net increase (decrease) in cash and cash equivalents	8,995	(3,307)
Cash and cash equivalents at the beginning of the year	28,687	31,994
Cash and cash equivalents at the end of the year	$37,682	$28,687
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$1,694	$1,778
Interest paid on capital leases	$68	$113
Accrued asset purchases	$238	$341
Assets acquired through financing arrangements	$130	$694
See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Flower Mound, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the NASDAQ Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products. We currently sell our products into three regions: (i) the Americas (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China).

On July 1, 2017, the Company revised its 2017 Associate Compensation Plan, which was designed to stimulate business growth and development for our active business building associates and to maximize the buying experience for our preferred customers. In doing so, the Company hopes to better utilize commission dollars to stimulate Company growth.  The 2017 Associate Compensation Plan provides revised income streams, new leadership levels and titles, and modified various volume requirements for our associates. In addition, the 2017 Associate Compensation Plan re-designated members as preferred customers and modified their pricing structure.

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

Foreign Currency Translation

The United States dollar is the functional currency for the majority of the Company’s foreign subsidiaries. As a result, nonmonetary assets and liabilities are remeasured at their approximate historical rates, monetary assets and liabilities are remeasured at exchange rates in effect at the end of the year, and revenues and expenses are remeasured at weighted-average exchange rates for the year. The local currency is the functional currency of our subsidiaries in Columbia, Japan, Republic of Korea, Taiwan, Norway, Denmark, Sweden, Mexico and China. These subsidiaries’ assets and liabilities are translated into the United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income.

Transaction losses totaled approximately $0.3 million and $1.8 million, for the years ended December 31, 2017 and 2016, respectively, and are included in other expense, net in the Company’s consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2017 and 2016, credit card receivables were $2.0 million and $0.5 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $30.6 million and $27.5 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

At December 31, 2017, a portion of our cash and cash equivalent balances were concentrated within the Republic of South Korea, with total net assets within this foreign location totaling $32.7 million. In addition, for the year ended December 31, 2017, a concentrated portion of our operating cash flows were earned from operations within the Republic of South Korea.  An adverse change in economic conditions within the Republic of South Korea could negatively affect the Company’s results of operations.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of December 31, 2017 and 2016, our total restricted cash was $9.1 million and $7.9 million, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2017 and 2016, receivables consisted primarily of amounts due from preferred customers and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of December 31, 2017 and 2016, the Company held an allowance for doubtful accounts of $0.6 million and $0.5 million, respectively.

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

Other Assets
At December 31, 2017 and 2016, other assets were $3.9 million and $4.0 million, respectively. Included in the December 31, 2017 and 2016 balances were deposits for building leases in various locations of $1.9 million and $2.2 million, respectively. Also included in the December 31, 2017 and 2016 balances were $1.7 million and $1.5 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission’s approval to compensate and  protect consumers who participate  in network marketing activities from damages. Other assets at each of December 31, 2017 and 2016 also include $0.2 million of indefinite lived intangible assets relating to the Manapol ® powder trademark.

Notes Payable
Notes payable were $0.8 million and $1.4 million as of December 31, 2017 and December 31, 2016, respectively, as a result of funding from a capital financing agreement related to our investment in computer hardware and software and other financing arrangements. At December 31, 2017, the current portion was $0.8 million. At December 31, 2016, the current portion was $0.8 million and the long-term portion was $0.6 million.

Other Long-Term Liabilities

Other long-term liabilities were $1.3 million and $1.5 million for the years ending December 31, 2017 and 2016. At each of December 31, 2017 and 2016, we recorded $0.2 million, respectively, in other long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At December 31, 2017 and 2016, accrued restoration costs related to these leases amounted to $0.4 million and $0.6 million, respectively. The Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.4 million and $0.5 million as of December 31, 2017 and 2016, respectively (See Note 9, Employee Benefit Plans).

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

As a result of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, we also collect associate fees, which associates pay to the Company annually in order to earn commissions, benefits and incentives for that year. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan during the year ended December 31, 2017.

The arrangement regarding associate fees has three service elements: providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months and a complimentary three-month subscription package for the Success Tracker™ and Mannatech+ customized electronic business-building tools. Each of these service elements is provided over time to the customer. For the year ended December 31, 2017, all of these service elements were combined as a single unit of accounting as the separation criteria within ASC 605-25, Revenue Recognition, were not met to result in multiple units of accounting.

The Company defers certain components of its revenue. At December 31, 2017 and December 31, 2016, the Company’s deferred revenue was $8.6 million and $8.2 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. The deferred revenue associated with the loyalty program at December 31, 2017 and December 31, 2016 was $6.4 million and $7.0 million, respectively. In total current assets, the Company defers commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.9 million and $3.2 million at December 31, 2017 and December 31, 2016, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2016	$8,073
Loyalty points forfeited or expired	(6,963)
Loyalty points used	(15,451)
Loyalty points vested	20,085
Loyalty points unvested	1,289
Loyalty deferred revenue as of December 31, 2016	$7,033

Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited or expired	(5,895)
Loyalty points used	(14,316)
Loyalty points vested	17,836
Loyalty points unvested	1,748
Loyalty deferred revenue as of December 31, 2017	$6,406

We estimate a sales return reserve for expected sales refunds based on our historical experience over a rolling six-month period. If actual results differ from our estimated sales return reserve due to various factors, the amount of revenue recorded for each period could be materially affected. Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the year ended December 31, 2017 our sales return reserve consisted of the following (in thousands):

December 31, 2017
Sales reserve as of January 1, 2017	$129
Provision related to sales made in current period	1,274
Adjustment related to sales made in prior periods	3
Actual returns or credits related to current period	(1,156)
Actual returns or credits related to prior periods	(133)
Sales reserve as of December 31, 2017	$117

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

Advertising Expenses

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $5.8 million and $6.0 million for the years ended December 31, 2017 and 2016, respectively. Educational and promotional items, called sales aids, are sold to associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $1.2 million and $1.4 million, respectively, for the years ended December 31, 2017 and 2016. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

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

The majority of stock options vest over two or three years, and generally are granted with a term of ten years, or five years in the case of an incentive option granted to an employee who owns more than 10% of our common stock. At date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, or the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Company records stock-based compensation expense in selling and administrative expenses.

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

Concentration Risk

A significant portion of our revenue is derived from our Ambrotose®, Advanced Ambrotose®, Manapol®, PLUS™ products and TruHealth™ products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2017 and 2016 (in thousands, except percentages):

	2017		2016
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$52,592	29.8%	$55,863	31.0%
TruHealth™	16,652	9.4%	9,220	5.1%
Manapol® Powder	11,183	6.3%	2,153	1.2%
Ambrotose®	8,459	4.8%	10,196	5.7%
PLUS ™	7,461	4.2%	7,935	4.4%
Total	$96,347	54.5%	$85,367	47.4%

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, time deposits, money market investments, receivables, payables, and accrued expenses, approximate their carrying values due to their relatively short maturities. See Note 2 to our Consolidated Financial Statements, Fair Value, for more information.

Recently Adopted Accounting Pronouncements

The Company prospectively adopted Accounting Standard Updated ("ASU") 2015-11, Inventory, Simplifying the Measurement of Inventory (Topic 330), during the first quarter of 2017 regarding the subsequent measurement of inventory. Prior to these changes, an entity was required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. These changes do not apply to inventories measured using LIFO or the retail inventory method. The adoption of these changes had no impact on the consolidated financial statements.

The Company adopted ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes (Topic 740), during the first quarter of 2017 and applied it retrospectively to all deferred tax assets and liabilities. This ASU requires classification of deferred income taxes as non-current on the consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the consolidated balance sheets. The adoption had an immaterial prior year balance sheet change in classification between current deferred tax assets and long-term deferred tax assets.

The Company adopted ASU 2016-09, Compensation, Stock Compensation Improvements to Employee Share-Based Payment Accounting (Topic 718) during the first quarter of 2017. The updated guidance changes how companies account for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of such awards in the statement of cash flows. ASU 2016-09 became effective for us on January 1, 2017. ASU 2016-09 requires that excess tax benefits and deficiencies resulting from the vesting or exercise of stock-based compensation awards to be recognized in the income statement on a prospective basis. Previously, these amounts were recognized in additional paid-in capital. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed future proceeds in the calculation of diluted EPS under the treasury stock method. In accordance with the standard, we elected to continue our historical approach of estimating forfeitures during the award vesting period. ASU 2016-09 had no material impact to the calculation of weighted average shares outstanding for year ended December 31, 2017. The adoption of this standard did not have a material effect on our consolidated financial statements for year ended December 31, 2017.

In February 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost) (Topic 715), which requires an entity to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, ASU 2017-07 requires an entity to present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The Company retrospectively adopted this ASU during the fourth quarter of 2017. The adoption of this standard did not have a material effect on our consolidated financial statements for year ended December 31, 2017.
Accounting Pronouncements Issued But Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. All of these aforementioned ASUs have been codified under ASC 606, Revenue from Contracts with Customers. We will adopt this standard utilizing the modified retrospective approach with the cumulative effect recognized in retained earnings, on January 1, 2018. The Company has completed the evaluation of the impact of ASC 606 on its product sales, including loyalty points earned through certain product sales. The timing of revenue recognition for our various revenue streams will not be materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, we expect the adoption to lead to increased footnote disclosures. The overall financial impact of adopting this standard will not have a material effect on our consolidated financial statements.

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), which addresses the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Restricted cash amounts are to be included with cash and cash equivalents when reconciling the beginning and ending amounts of cash on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption to have a material impact on our financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation, Stock Compensation (Topic 718), to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is required to be applied prospectively. The guidance was effective January 1, 2018, and we do not expect the adoption to have a material impact on our financial statements.

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which amended its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Act that was passed in December of 2017 from accumulated other comprehensive income (AOCI) directly to retained earnings.  The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement.  This is a one-time amendment applicable only to the changes resulting from the Act.  The standard will be effective for us on January 1, 2019, and may be reflected retroactively to any period in which the impacts of the Act are recognized.  The standard permits early adoption for any financial statements that have not been released as of the date of the revised standard. The overall financial impact of adopting this standard is unknown at this time.

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

The tables below presents the recorded amount of financial assets measured at fair value, which approximately equates to the carrying value due to the relatively short maturities of these respective assets, (in thousands) on a recurring basis as of December 31, 2017 and 2016. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2017 and 2016.

2017	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$—	$—	$—	$—
Interest bearing deposits – various banks	23,695	—	—	23,695
Total assets	$23,695	$—	$—	$23,695
Amounts included in:
Cash and cash equivalents	$16,651	$—	$—	$16,651
Restricted cash	741	—	—	741
Long-term restricted cash	6,303	—	—	6,303
Total	$23,695	$—	$—	$23,695

2016	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$12	$—	$—	$12
Interest bearing deposits – various banks	19,357	—	—	19,357
Total assets	$19,369	$—	$—	$19,369
Amounts included in:
Cash and cash equivalents	$13,326	$—	$—	$13,326
Restricted cash	737	—	—	737
Long-term restricted cash	5,306	—	—	5,306
Total	$19,369	$—	$—	$19,369

NOTE 3: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2017 and 2016, consisted of the following (in thousands):

	2017	2016
Raw materials	$879	$239
Finished goods	9,072	12,103
Inventory reserves for obsolescence	(566)	(381)
Total	$9,385	$11,961

NOTE 4: PROPERTY AND EQUIPMENT

For the year ended December 31, 2017 and 2016, construction in progress was $0.8 million and $1.0 million, respectively, which is primarily comprised of back-office software projects with in service dates that are currently indeterminable. As of December 31, 2017 and 2016, property and equipment consisted of the following (in thousands):

	2017	2016
Office furniture and equipment	$7,648	$7,791
Computer hardware	5,209	7,100
Computer software	49,687	48,316
Automobiles	81	81
Leasehold improvements	11,530	12,351
	74,155	75,639
Less accumulated depreciation and amortization	(70,618)	(72,028)
Property and equipment, net	3,537	3,611
Construction in progress	777	1,012
Total	$4,314	$4,623

NOTE 5: CAPITAL LEASE OBLIGATIONS

As of December 31, 2017 and 2016, the net book value of leased assets was $0.4 million and $0.7 million, respectively for leased equipment and purchased licenses. The future minimum lease payments (in thousands) are as follows:

2018	$241
2019	78
2020	40
2021	28
2022	7
Total future minimum lease payments	394
Less: Amounts representing interest (effective interest rate 5.61%)	(22)
Present value of minimum lease payments	372
Current portion of capital lease obligations	228
Long-term portion of capital lease obligations	$144

NOTE 6: ACCRUED EXPENSES

As of December 31, 2017 and 2016, accrued expenses consisted of the following (in thousands):

	2017	2016
Accrued asset purchases	$238	$341
Accrued compensation	1,685	1,533
Accrued royalties	55	75
Accrued sales and other taxes	260	1,446
Other accrued operating expenses	785	675
Customer deposits and sales returns	153	137
Accrued travel expenses related to corporate events	1,156	255
Accrued shipping and handling costs	691	290
Rent expense	211	219
Accrued legal and accounting fees	537	634
	$5,771	$5,605

NOTE 7: INCOME TAXES

The components of the Company’s income before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2017	2016
United States	$(6,911)	$(2,368)
Foreign	9,371	1,413
	$2,460	$(955)

The components of the Company’s income tax expense for the years ended December 31 (in thousands):

Current provision (benefit):	2017	2016
Federal	$(1,157)	$(396)
State	75	59
Foreign	3,186	1,438
	2,104	1,101
Deferred provision (benefit):
Federal	1,185	(95)
State	(425)	(25)
Foreign	1,383	(1,350)
	2,143	(1,470)
	$4,247	$(369)

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2017	2016
Federal statutory income taxes	35.0%	35.0%
State income taxes, net of federal benefit	(8.0)	(4.1)
Difference in foreign and United States tax on foreign operations	(68.6)	9.5
Effect of changes in valuation allowance	121.1	59.0
Effect of change in uncertain tax positions (net)	(22.6)	12.8
Federal Sub-Part F Income from foreign operations	6.6	(27.4)
Federal Transition Tax (net of deduction)	191.4	—
Effect of changes in tax rates	32.5	—
Foreign Exchange	9.4	(45.7)
Prior year adjustments	17.4	—
Other deferred - NOL expiration	26.0	—
Foreign tax credits and withholding tax	(180.8)	—
Meals and entertainment	5.5	—
Other permanent items	4.4	—
Other	3.4	(0.4)
	172.7%	38.7%

For the years ended December 31, 2017 and 2016, the Company’s effective tax rate was 172.7% and 38.7%, respectively. For 2017, the Company had a significant increase in its rate due to the impact of the Act. Items decreasing the effective income tax rate included the favorable rate difference from foreign jurisdictions, utilization of foreign tax credits against the transition tax, and certain tax reserve items removed due to expiration of applicable statute of limitations. Items increasing the effective income tax rate included transition tax, return to provision and prior year adjustments, and change in valuation allowance. For 2016, the Company had a tax benefit due to loss before income tax. Items decreasing the effective income tax rate included the favorable rate difference from foreign jurisdictions, return to provision adjustment, release of value allowances with respect to Switzerland and certain tax reserve items removed due to expiration of applicable statute of limitations. Items increasing the effective income tax rate included foreign exchange losses and “Subpart F income” resulting from controlled foreign corporation operations.
.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

Deferred tax assets:	2017	2016
Deferred revenue	$353	$492
Inventory capitalization	147	258
Inventory reserves	112	82
Accrued expenses	917	799
Depreciation and amortization	1,506	2,181
Net operating loss(1)	6,549	6,021
Deferred royalty	5	18
Non-cash accounting charges related to stock options and warrants	464	715
Foreign tax credit carryover	5,544	3,797
Other	360	932
Total deferred tax assets	$15,957	$15,295
Valuation allowance	(11,436)	(8,458)
Total deferred tax assets, net of valuation allowance	$4,521	$6,837
Deferred tax liabilities:
Prepaid expenses	$239	$380
Deferred commissions	543	742
Internally-developed software	381	205
Fixed assets	266	178
Total deferred tax liabilities	$1,429	$1,505

Total net deferred tax asset	$3,092	$5,332

(1) The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Canada	$9	$2	2026
Colombia	$1,641	$558	Indefinite
Cyprus	$8	$1	2021
Denmark	$9	$2	Indefinite
Hong Kong	$110	$18	Indefinite
Japan	$400	$139	Indefinite
Mexico	$9,395	$2,819	2020-2027
Norway	$263	$61	Indefinite
Russia(1)	$49	$10	Indefinite
Singapore	$131	$22	Indefinite
South Africa	$239	$67	Indefinite
Sweden	$549	$121	Indefinite
Switzerland	$10,893	$1,001	2018-2023
Taiwan	$4,707	$800	2018-2026
Ukraine(2)	$604	$109	Indefinite
United Kingdom	$454	$86	Indefinite

(1)	On August 1, 2016, the Company established a legal entity in Russia.

(2)	On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity.

In addition to net operating loss attributes, the Company has recorded a foreign tax credit carryforward of $5.5 million, which will begin to expire in 2024 and a charitable contribution carryforward of $0.2 million, which will expire in 2021. The Company maintains a full valuation against both the foreign tax credits and the charitable contribution carryforward.

At December 31, 2017 and 2016, the Company’s valuation allowance was $11.4 million and $8.5 million, respectively. The provisions of ASC Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified.

The valuation allowances presented below (in millions) at December 31, 2017 and 2016, represented a reserve against the Company’s net deferred tax asset the Company believed the “more likely than not” criterion for recognition purposes could not be met. The U.S. valuation allowance increased due to the carryover of foreign tax credits that we do not anticipate to utilize in future years.

Country	2017	2016
Colombia	$0.6	$0.3
Mexico	2.8	2.4
South Africa	0.1	—
Sweden	0.1	0.1
Switzerland	—	0.1
Taiwan	0.8	1.3
Ukraine	0.1	0.1
United Kingdom	0.1	—
United States	6.8	4.1
Other Jurisdictions	—	0.1
Total	$11.4	$8.5

U.S. Tax
On December 22, 2017, President Trump signed into law H.R. 1/Public Law No. 115-97, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018.” Pursuant to ASC 740-10-25-47, the effects of the new federal legislation are recognized upon enactment, which is the date the president signs a bill into law.

The Securities and Exchange Commission staff (“SEC Staff”) recognized that entities may not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Act in the reporting period that includes the date of enactment. SEC Staff issued guidance in SAB 118 to address this situation. SAB 118 provides that to the extent an entity can complete the income tax accounting effects of the Act, the completed amount is reported. To the extent the entity cannot complete the calculation for certain income tax effects of the Act, the entity may provide a reasonable estimate and report this provisional amount in the first reporting period in which the entity is able to make a reasonable estimate. If the entity is unable to make a reasonable estimate, then the entity will not report any provisional amounts and will continue to report the effects of the tax law in effect immediately prior to the Act. The measurement period begins in the period of enactment and ends when the entity has obtained, prepared, and analyzed the information needed to complete the accounting requirements under ASC 740; however, the measurement period should not extend beyond one year from the enactment date.

The following is a summary of the tax effects of the Act:

Corporate Tax Rate Change: The Act includes a decrease to the U.S. corporate income tax rate effective January 1, 2018, from 35 percent to 21 percent, which requires a re-measurement of deferred tax assets and liabilities pursuant to ASC 740-10-25-47. For the year ended December 31, 2017, Mannatech recorded deferred tax expense of $0.8 million as a provisional estimate related to revaluing its deferred tax assets and liabilities to the newly enacted tax rate.

Deemed Repatriation of Foreign Earnings (“Transition Tax”): The Act provides that a U.S. shareholder of a specified foreign corporation (“SFC”) must include in gross income, at the end of the SFC’s last tax year beginning before January 1, 2018, the U.S. shareholder’s pro rata share of certain of the SFC’s undistributed and previously untaxed post-1986 foreign earnings and profits and base the calculation on the greater of the E&P as of November 2, 2017, or December 31, 2017. Mannatech has recorded a current tax expense of $1.7 million after foreign tax credits as a provisional estimate.

The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based, in part, on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

Global Intangible Low Taxed Income: The Act creates a requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. Global Intangible Low Tax Income (“GILTI”) is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return (“the routine return”), which is defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of the net CFC-tested income.

A deduction is permitted to a domestic corporation in an amount equal to 50 percent of the sum of the GILTI inclusion and the amount treated as a dividend, subject to certain limitations. The GILTI provisions are effective for tax years beginning on or after January 1, 2018.

In FASB staff Q&A Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, the FASB staff noted that ASC 740 was not clear with respect to the appropriate accounting for GILTI, and accordingly, an entity may either: (1) elect to treat taxes on GILTI as period costs similar to special deductions, or (2) recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal (the deferred method). Mannatech has not yet adopted an accounting policy related to GILTI.

Unremitted Foreign Earnings: For each of its foreign subsidiaries, the company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. ∙ The Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the company. It is the Company’s intention to repatriate its previously taxed income (“PTI”) of approximately $25 million, which is a provisional estimate as it includes the PTI generated from the Company’s provisional estimate of the transition tax. In addition to the one-time transition tax, a deferred tax liability for withholding taxes of $1.3 million has been accrued on the estimated PTI at December 31, 2017, along with an offsetting deferred tax asset for the U.S. foreign tax credit that would be generated. The Company is currently evaluating the impact of The Act on its permanent reinvestment assertion for any remaining outside basis difference after considering the transition tax. The repatriation of incremental outside basis difference could result in an adjustment to the tax liability due to contributing factors such as withholding taxes, income taxes and the impact of foreign currency movements. As such, the company is still evaluating any remaining outside basis difference.

Deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets of December 31 as follows (in thousands):

	2017	2016
Noncurrent deferred tax assets	$4,239	$5,368
Long-term deferred tax liabilities	(1,147)	(29)
Net deferred tax assets	$3,092	$5,339

On January 1, 2007, the Company adopted FIN 48, which was codified into Topic 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. Topic 740 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2017, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions and income tax reserves associated with various audits. At December 31, 2017, the Company had unrecognized tax benefits of $0.2 million that, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Balance as of January 1	$733	$715
Additions for tax positions related to the current year	—	90
Additions for tax positions of prior years	—	54
Reductions of tax positions of prior years	(576)	(126)
Balance as of December 31	$157	$733

The Company recognizes interest and/or penalties related to uncertain tax positions in current income tax expense. As of December 31, 2017 and December 31, 2016, the Company had accrued interest and penalties of $0.1 million and $0.3 million in the consolidated balance sheet, of which $9 thousand and $42 thousand were accrued in the consolidated statement of operations. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect its unrecognized tax benefits to decrease during the next twelve months.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2017, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Australia	2013-2017
Canada	2013-2017
China	2016-2017
Denmark	2014-2017
Japan	2014-2017
Mexico	2013-2017
Norway	2010-2017
Republic of Korea	2011-2017
Singapore	2013-2017
South Africa	2014-2017
Sweden	2012-2017
Switzerland	2013-2017
Taiwan	2012-2017
United Kingdom	2014-2017
United States	2014-2017

NOTE 8: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

The Company made cash donations of $0.5 million and $0.6 million to the M5M Foundation for the year ended December 31, 2017 and December 31, 2016, respectively. The M5M Foundation is a 501(c)(3) charitable organization that works to combat the epidemic of childhood malnutrition on a global scale. Several of the Company’s directors and officers and their family members serve on the board of the M5M Foundation, including:

•	Al Bala, the Company’s CEO and President;

•	Chris Simons, the Company’s Regional Vice President EMEA; and

•	Landen Fredrick, the Company's Chief Global Sales Officer and President, North America and son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder.

We paid employment compensation of approximately $275,000 in 2017 and $293,500 in 2016 for salary, bonus, auto allowance, and other compensation to Landen Fredrick. Landen Fredrick is the son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder. In addition, Landen Fredrick participated in the employee health care benefit plans available to all employees of the Company. Effective January 1, 2018, Landen Fredrick was promoted from Senior Vice President of Global Operations to Chief Global Sales Officer and President, North America. Mr. Fredrick had served as Senior Vice President, Global Operations since August of 2016. Prior to that, Mr. Fredrick served as Senior Vice President, Supply Chain and IT since August of 2015, Vice President, Global Operations since May of 2013, Vice President, North American Sales and Operations since January of 2011, Vice President, North American Sales since February of 2010 and as Senior Director of Tools and Training since his hire in May of 2006. Landen Fredrick also serves on the Board of the M5M Foundation.

Mr. Ray Robbins is a major shareholder and served as a member of the Company's Board of Directors until December of 2016. Mr. Robbins holds positions in the Company’s associate global downline network marketing system. In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates and during 2017 and 2016, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $2.4 million and $2.9 million, respectively. The aggregate amount of commissions and incentives paid to Mr. Robbins was approximately $2.2 million and $2.7 million in 2017 and 2016, respectively. The aggregate amount of commission and incentives paid to family members was approximately $0.2 million in both 2017 and 2016, of which $0.2 million was paid each of the respective years to his son, Kevin Robbins, who is a member of the Company's Board of Directors and serves on the Science and Marketing Committee and is consulting on the associate commission plan. In addition, less than $0.1 million in both 2017 and 2016, respectively, was paid to his daughter, Marla Finley, and daughter-in-law, Demra Robbins, who both share an account. All commissions and incentives paid to Mr. Robbins and his family members are in accordance with the Company’s global associate career and compensation plan. The Company paid $0.1 million to Kevin Robbins for consulting fees in 2017. The Company has also contracted with a software development firm owned by Ryan Robbins, the son of Mr. Ray Robbins. The value of services performed during each of 2017 and 2016 were less than $0.1 million.

In connection with a confidential settlement agreement discussed in Note 12 Litigation, an associate position valued at $0.8 million was transferred to NutraScoop, LLC. Jim Hill is the managing member and Ray Robbins is a member of NutraScoop, LLC.

Johanna Bala, the wife of Al Bala, the Company’s Chief Executive Officer and President, is an independent associate who earns commissions and incentives. The aggregate amount of commission and incentives paid to Johanna Bala was approximately $0.1 million in each of 2017 and 2016. The Company paid less than $0.1 million of commissions and incentives to other members of Al Bala's family. All commissions and incentives paid to Al Bala's family members are in accordance with the Company’s global associate career and compensation plan.

NOTE 9: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During each of the years ended December 31, 2017 and 2016, the Company contributed approximately $0.3 million and $0.4 million to the 401(k) Plan for matching contributions, respectively.

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

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets were as follows for the years ended December 31 (in thousands):

Projected benefit obligation:	2017	2016
Balance, beginning of year	$451	$479
Service cost	76	83
Interest cost	2	2
Liability (gain) loss	(9)	6
Benefits paid to participants	(170)	(138)
Foreign currency	17	19
Balance, end of year	$367	$451

Plan assets:	2017	2016
Fair value, beginning of year	$—	$—
Company contributions	170	138
Benefits paid to participants	(170)	(138)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2017	2016
Benefit obligation	$(367)	$(451)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(367)	$(451)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2017	2016
Accrued benefit liability	$(367)	$(451)
Transition obligation and unrealized gain	(289)	(307)
Net amount recognized in the consolidated balance sheets	$(656)	$(758)

	Years Ended December 31,
Other changes recognized in comprehensive income (in thousands):	2017	2016
Net periodic cost	$40	$46
Current year actuarial (gain) loss	(9)	6
Amortization of transition obligation	(4)	(4)
Total recognized in other comprehensive income (loss)	(13)	2
Total recognized in comprehensive income	$27	$48

	As of December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain (in thousands):	2017	2016
Transition obligation	$28	$30
Prior service cost	252	283
Net actuarial gain (loss)	9	(6)
Total recognized in accumulated other comprehensive gain	$289	$307

2017 estimated amounts of amortized transition obligation (in thousands):	2017
Transition obligation	$(4)

	As of December 31,
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):	2017	2016
Projected benefit obligation	$367	$451
Accumulated benefit obligation	367	451
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2017	2016
Discount rate	0.30%	0.30%
Rate of increase in compensation levels	—	—

Components of Expense

In accordance with ASU 2017-07, Compensation-Retirement Benefits (Topic 715 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost), Service Cost for the Benefit Plan is included within selling, general and administrative expenses and all other items noted in the table below (Interest Cost, Amortization of Transition Obligation, and Prior Service Cost) are included within other income and expense. Pension costs, which are included within Consolidated Statement of Operations are detailed below for the years ended December 31 (in thousands):

	2017	2016
Service cost	$76	$83
Interest cost	2	2
Amortization of transition obligation	4	4
Prior service cost	(42)	(43)
Total pension expense	$40	$46

Estimated Benefits and Contributions

The Company expects to contribute approximately $24,000 to the Benefit Plan in 2018. As of December 31, 2017, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2018	$24
2019	26
2020	27
2021	25
2022	58
Next five years	324
Total expected benefits to be paid	$484

NOTE 10: STOCK BASED COMPENSATION

Summary of Stock Plan

The Company currently has one active stock-based compensation plan, the 2017 Plan, which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017. The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended, which was set to expire on February 20, 2018. The Board has reserved a maximum of 250,000 shares of our common stock that may be issued under the 2017 Plan, consisting of 181,674 newly reserved shares and 68,326 shares that remained available for issuance under the 2008 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of December 31, 2017, the Company had a total of 240,000 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

A summary of changes in stock options outstanding during the year ended December 31, 2017, is as follows:

	2017
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	252	$16.65
Granted	10	14.18
Exercised	(15)	5.48
Expired	—	—
Outstanding at end of year	247	$17.23	5.53	$(552)
Options exercisable at year end	232	$17.26	5.31	$(524)

During 2017, the Company issued 15,000 new shares upon the exercise of options, and granted 10,000 new options to members of the Board. Options exercised during the year ending December 31, 2017 and December 31, 2016 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price of $0.2 million and $0.1 million, respectively. Non-vested shares at December 31, 2017 and 2016 were approximately 15,000 and 35,000, respectively. The Company did not grant any restricted stock awards during the year ended December 31, 2017. The Company granted approximately 13,000 restricted stock awards during the year ended December 31, 2016.

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2017	2016
Dividend yield:	3.5%	2.5%
Risk-free interest rate:	1.7%	1.1 – 1.7%
Expected market price volatility:	64.4%	67.4 – 73.5%
Average expected life of stock options:	4.5 years	4.5 years

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2017 and 2016 was $5.87 and $11.90 per share, respectively. The total fair value of awards vested during the years ended December 31, 2017 and 2016 was $0.3 million and $0.5 million, respectively.

The Company recorded the following amounts related to the expense of the fair values of options and restricted share awards during the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Selling, general and administrative expenses and income from operations before income taxes	$246	$690
Benefit for income taxes	(45)	(86)
Effect on net income	$201	$604

As of December 31, 2017, the Company had approximately $0.2 million of total unrecognized compensation expense related to stock options and restricted share awards currently outstanding, to be recognized in future years, ending December 31, as follows (in thousands):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2018	$122	$20	$102
2019	38	3	35
	$160	$23	$137

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware, and warehouse equipment under various non-cancelable operating leases. Some of these leases have renewal options. The Company also leases equipment under various month-to-month cancelable operating leases. For each of the years ended December 31, 2017 and 2016, total rent expense was approximately $3.7 million.

Approximate future minimum rental commitments for non-cancelable operating leases (in thousands) are as follows:

Years ending December 31,
2018	$2,639
2019	1,353
2020	602
2021	487
2022	491
Thereafter	2,801
$8,373

Purchase Commitments

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. In November 2016, the Company entered into a four-year supply agreement to purchase an aloe vera powder in whole leaf aloe form and an aloe vera gel extract from Natural Aloe de Costa Rica, S.A. As of December 31, 2017, the Company is required to purchase an aggregate of $14.9 million through 2020.

Royalty and Consulting Agreements

The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and emails provided to our associates. The Company paid royalties of $0.1 million and $0.2 million for the years ended December 31, 2017 and December 31, 2016, respectively.

Employment Agreements

The Company has non-cancelable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2017, the Company would continue to be indebted to the executives for $0.7 million, payable through 2018.

NOTE 12: LITIGATION

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

Natural Alternatives International Inc. v. Mannatech Inc. dba Mannatech Dietary Supplements, Case No. 3:17-c-v-01906-W-JLB, U.S. District Court, for the Southern District of California

On September 19, 2017, the Company was informed by Natural Alternatives International Inc. (“NAI”) that it had filed a civil action against the Company for allegedly breaching the excess inventory clause of a manufacturing agreement between the parties. NAI asserts that the Company owes $292,194 as reimbursement for excess inventory held by NAI post expiration of the manufacturing agreement. The Company disagrees with that assertion. The Company was not formally served. On October 25, 2017, the parties entered into a settlement agreement whereby the Company shall pay NAI two payments of $100,000 for a total of $200,000 to resolve the issues asserted in the complaint. On October 27, 2017, NAI filed Plaintiff’s Notice of Settlement of the Action with the Court stating that the parties reached an amicable settlement and that upon final payment of the funds to NAI, NAI shall file a voluntary dismissal of the lawsuit. A Notice of Voluntary Dissmissal was filed by NAI on November 29, 2017. The final payment to NAI was made on December 30, 2017. The Company considers this matter closed.

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

Administrative Proceedings

Mannatech Korea, Ltd. v. Busan Custom Office, Busan District Court, Korea

On or before April 12, 2015, Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013.  The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, all of which was paid in January 2014. Both parties submitted a response to the Court’s inquiry on January 15, 2016. The final hearing for the case was held on May 26, 2016 where each party presented their respective arguments. The Court set the decision hearing on October 27, 2016, and the Court decided the case in the Company’s favor. However, on November 18, 2016, BCO filed an appeal to the Busan High Court. The first hearing occurred on March 31, 2017, and the second hearing occurred on

April 21, 2017. The final hearing was held on June 2, 2017. The Court issued its decision on June 30, 2017 in favor of the BCO. The Company appealed this decision on August 24, 2017. The Company anticipates a final decision on the appeal by the first quarter of 2019.This matter remains open.

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

In Re: Harley Reginald McDaniel, Case No. 17-42560 (U.S. Bankruptcy Court for the Northern District of Texas)

On June 22, 2017, the Company received notice that on June 20, 2017, Dr. H. Reginald McDaniel (the “Debtor”) filed Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of Texas. The Debtor’s initial flings indicate that the Company is the largest creditor based on the Company’s judgment against the Debtor in the patent litigation styled, Mannatech, Incorporated v. Wellness Quest, LLC and Harley Reginald McDaniel. The Debtor asserts that the value of the debt is $700,000. The Company has engaged bankruptcy counsel. The first meeting of creditors was held on August 8, 2017. On August 24, 2017, the Chapter 7 Trustee and the Company each filed objections to certain exemptions asserted by the Debtor.  On August 25, 2017, the U.S. Trustee filed a motion seeking dismissal of the case. On September 14, 2017, the Company filed its response opposing the U.S. Trustee’s motion on the grounds that dismissal would be contrary to the best interests of the creditors. A hearing on the motion to dismiss was held on September 20, 2017. On October 12, 2017, the U.S. Trustee stipulated to dismiss its dismissal motion. On November 7, 2017, the Company filed a proof of claim in the amount of $700,000. On November 27, 2017, the Company commenced an adversary proceeding in the case styled Mannatech, Inc. v. Harley Reginald McDaniel, Sr., Adversary Number 17-04153 against the Debtor seeking a declaration that the indebtedness to Mannatech is non-dischargeable. On December 27, 2017, the Chapter 7 Trustee, the Debtor, and the Company negotiated a Settlement and Compromise Agreement and on January 2, 2018, the Chapter 7 Trustee filed a motion seeking the Court’s approval of that agreement. On January 31, 2018, the Court entered an Order granting the Trustee’s motion. On March 9, 2018, the Company dismissed the adversarial case against the Debtor. The Company is currently assessing how to proceed with the patent infringement case against Wellness Quest. On March 15, 2018 the Company received notice that the Chapter 7 Trustee submitted the Final Report to the U.S. Trustee’s office for approval. Once approved by the U.S. Trustee may file the Final Report with the Court. This matter remains open.

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

On March 28, 2017, the Trademark Trial and Appeal Board ("TTAB") ruled on the Company's 56(d) Motion, granting the Company’s motion in part to oblige Shaklee to answer the Company’s request for discovery related to Shaklee’s use or non-use of the YOUTH mark. The Company took the deposition of Shaklee’s designated witness on May 31, 2017.     On June 29, 2017, the Company filed Applicant’s Opposition to Opposer’s Motion for Summary Judgment on Applicant’s Counterclaim for Abandonment and Applicant’s Cross Motion for Summary Judgment on its Counterclaim for Abandonment.  Shaklee’s reply in support of their Motion for Summary Judgement and Response to the Company’s Counterclaim was filed on August 3, 2017.  Each party’s respective motions for summary judgment were denied by the TTAB. The TTAB set February 20, 2018 as the due date for Expert disclosures and set March 22, 2018 as the closing date for discovery.

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

NOTE 13: SHAREHOLDERS’ EQUITY

Preferred Stock

On May 19, 1998, the Company amended its Amended and Restated Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to 99.0 million and the Company authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have ever been issued or outstanding.

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”). On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. On August 31, 2016, the Company's Board of Directors reactivated the August 2006 Plan and authorized the Company to repurchase up to $0.5 million of the Company's outstanding common shares in open market transactions. As of August 8, 2017, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. As of December 31, 2017, there was $19.5 million remaining for repurchase under the August 2006 Plan, and the total value of shares repurchased in the open market under the August 2006 Plan was $0.5 million. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

During the year ended December 31, 2017, the Company repurchased 15,418 shares at an average price of $14.69. During the year ended December 31, 2016, the Company repurchased 15,697 shares at an average price of $17.28.

Equity-Based Compensation

During 2017, 15,000 shares were issued for stock option exercises and a total of 12,068 shares were issued to the members of the Board as compensation for their work on the Board.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income displayed in the Consolidated Statements of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and postretirement benefit obligations.

The after-tax components of accumulated other comprehensive income, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2016	$1,534	$300	$1,834
Current-period change before reclassifications	4,169	—	4,169
Amounts reclassified from accumulated other comprehensive income	—	(29)	(29)
Income tax benefit	—	10	10
Balance as of December 31, 2017	$5,703	$281	$5,984

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

On November 17, 2017, the Board of Directors declared a dividend of $0.125 per share that was paid on December 28, 2017 to shareholders of record on December 7, 2017.

During the year ended December 31, 2017, the Company declared and paid dividends amounting to an aggregate of $1.4 million. During the year ended December 31, 2016, the Company declared and paid dividends amounting to an aggregate of $0.7 million. Payment of future dividends is at the discretion of our Board of Directors.

NOTE 14: EARNINGS PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan.

For each of the years ended December 31, 2017 and 2016, shares of the Company's stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. The Company reported a net loss for each of the years ended December 31, 2017 and 2016.

NOTE 15: SEGMENT INFORMATION

The Company's sole reporting segment is one where we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through network marketing distribution channels operating in twenty-five countries. Each of the business units sells similar packs (with the exception of the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan where packs have been replaced with associate fees, see Note 1 Organization and Summary of Significant Accounting Policies) and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by packs and product sales. The Company sells its products through its independent associates who occupy positions in our network and distribute products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales. The Company also operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai is operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China until it acquires a direct selling license in China.

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

Consolidated net sales shipped to customers in these regions, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

Region	2017		2016
Americas	$64.2	36.3%	$70.2	38.9%
Asia/Pacific	98.8	55.9%	96.2	53.4%
EMEA	13.7	7.8%	13.9	7.7%
Total	$176.7	100.0%	$180.3	100.0%

	2017	2016
Consolidated product sales	$157.9	$148.6
Consolidated pack sales and associate fees(a)	14.2	26.7
Consolidated other, including freight	4.6	5.0
Total	$176.7	$180.3
a)Coincident with the introduction of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, the Company collects associate fees, which each associate pays to the Company annually in order to be entitled to earn commissions, benefits and incentives for that year. The Company collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan during the year ended December 31, 2017. Prior to the change, associates purchased packs that were bundles of products within these respective geographic markets. Since implementing the 2017 Associate Compensation Plan, total associate fees represented an immaterial amount of total sales.

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following regions, as follows (in millions):

Region	2017	2016
Americas	$2.9	$3.1
Asia/Pacific	1.3	1.4
EMEA	0.1	0.1
Total	$4.3	$4.6

Inventory balances by region, which consist of raw materials and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following regions as of December 31, as follows (in millions):

Region	2017	2016
Americas	3.5	4.8
Asia/Pacific	4.5	4.2
EMEA	1.4	3.0
Total	$9.4	$12.0